Form 10-Q
period 2007-09-30
TRAVELERS COMPANIES, INC.
filed 2007-10-25
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Yes ☐    No ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 18, 2007 was 644,950,372.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2007

Item 1. FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues
Premiums	$5,416	$5,260	$16,038	$15,432
Net investment income	929	858	2,879	2,607
Fee income	148	150	395	453
Net realized investment gains	—	12	142	16
Other revenues	33	36	72	113
Total revenues	6,526	6,316	19,526	18,621

Claims and expenses
Claims and claim adjustment expenses	2,985	3,047	9,270	9,242
Amortization of deferred acquisition costs	956	858	2,740	2,472
General and administrative expenses	817	869	2,486	2,529
Interest expense	94	88	255	242
Total claims and expenses	4,852	4,862	14,751	14,485

Income before income taxes	1,674	1,454	4,775	4,136
Income tax expense	476	411	1,237	1,117
Net income	$1,198	$1,043	$3,538	$3,019

Net income per share
Basic	$1.85	$1.52	$5.36	$4.37
Diluted	$1.81	$1.47	$5.22	$4.23

Weighted average number of common shares outstanding
Basic	648.4	685.3	658.9	689.7
Diluted	661.9	714.6	680.3	718.6

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Fixed maturities, available for sale at fair value (including $1,893 and $1,674 subject to securities lending) (amortized cost $64,048 and $62,244)	$64,203	$62,666
Equity securities, at fair value (cost $418 and $436)	446	473
Real estate	862	793
Short-term securities	4,876	4,938
Other investments	3,372	3,398
Total investments	73,759	72,268

Cash	391	459
Investment income accrued	848	827
Premiums receivable	6,273	6,181
Reinsurance recoverables	16,119	17,820
Ceded unearned premiums	1,376	1,243
Deferred acquisition costs	1,838	1,615
Deferred tax asset	1,376	1,536
Contractholder receivables	6,758	6,554
Goodwill	3,366	3,438
Other intangible assets	848	764
Other assets	2,692	2,587
Total assets	$115,644	$115,292

Liabilities
Claims and claim adjustment expense reserves	$58,036	$59,288
Unearned premium reserves	11,487	11,228
Contractholder payables	6,758	6,554
Payables for reinsurance premiums	877	685
Debt	6,243	5,760
Other liabilities	5,936	6,642
Total liabilities	89,337	90,157

Shareholders’ equity
Preferred Stock Savings Plan–convertible preferred stock (0.4 shares issued and outstanding at both dates)	115	129
Common stock (1,750.0 shares authorized; 646.1 and 678.3 shares issued and outstanding)	18,916	18,530
Retained earnings	10,235	7,253
Accumulated other changes in equity from nonowner sources	295	452
Treasury stock, at cost (63.7 and 25.2 shares)	(3,254)	(1,229)
Total shareholders’ equity	26,307	25,135
Total liabilities and shareholders’ equity	$115,644	$115,292

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the nine months ended September 30,	2007	2006
Convertible preferred stock—savings plan
Balance, beginning of year	$129	$153
Redemptions during period	(14)	(17)
Total preferred shareholders’ equity	115	136

Common stock
Balance, beginning of year	18,530	18,096
Employee share-based compensation	219	109
Conversion of convertible notes	36	—
Compensation amortization under share-based plans and other	131	123
Balance, end of period	18,916	18,328

Retained earnings
Balance, beginning of year	7,253	3,750
Net income	3,538	3,019
Dividends	(557)	(523)
Other	1	(1)
Balance, end of period	10,235	6,245

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	452	351
Change in net unrealized gain on investment securities	(231)	83
Net change in unrealized foreign currency translation and other changes	74	52
Balance, end of period	295	486

Treasury stock (at cost)
Balance, beginning of year	(1,229)	(47)
Reacquired under share repurchase program	(1,947)	(371)
Reacquired related to employee share-based compensation plans	(78)	(30)
Balance, end of period	(3,254)	(448)
Total common shareholders’ equity	26,192	24,611
Total shareholders’ equity	$26,307	$24,747

Common shares outstanding
Balance, beginning of year	678.3	693.4
Shares acquired – share repurchase program	(37.0)	(8.4)
Net shares issued under employee share-based compensation plans	4.1	4.5
Shares issued pursuant to conversion of convertible notes	0.7	—
Balance, end of period	646.1	689.5

Summary of changes in equity from nonowner sources
Net income	$3,538	$3,019
Other changes in equity from nonowner sources, net of tax	(157)	135
Total changes in equity from nonowner sources	$3,381	$3,154

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the nine months ended September 30,	2007	2006
Cash flows from operating activities
Net income	$3,538	$3,019
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(142)	(16)
Depreciation and amortization	605	607
Deferred federal income tax expense	249	353
Amortization of deferred policy acquisition costs	2,740	2,472
Equity income from other investments	(489)	(358)
Premiums receivable	(135)	(94)
Reinsurance recoverables	1,694	1,440
Deferred acquisition costs	(2,988)	(2,590)
Claims and claim adjustment expense reserves	(1,074)	(1,997)
Unearned premium reserves	363	462
Trading account activities	(3)	6
Excess tax benefits from share-based payment arrangements	(23)	(8)
Other	(396)	(178)
Net cash provided by operating activities	3,939	3,118

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,957	4,408
Proceeds from sales of investments:
Fixed maturities	3,681	3,626
Equity securities	77	224
Other investments	1,163	848
Purchases of investments:
Fixed maturities	(9,686)	(10,240)
Equity securities	(63)	(91)
Real estate	(69)	(23)
Other investments	(562)	(550)
Net purchases of short-term securities	(64)	(1,368)
Securities transactions in course of settlement	(331)	350
Other	(292)	(215)
Net cash used in investing activities	(2,189)	(3,031)

Cash flows from financing activities
Payment of debt	(1,956)	(46)
Issuance of debt	2,461	786
Dividends to shareholders	(557)	(524)
Issuance of common stock – employee share options	192	89
Treasury shares acquired – share repurchase program	(1,947)	(367)
Treasury shares acquired – net employee share-based compensation	(39)	(17)
Excess tax benefits from share-based payment arrangements	23	8
Other	1	—
Net cash used in financing activities	(1,822)	(71)
Effect of exchange rate changes on cash	4	4
Net increase (decrease) in cash	(68)	20
Cash at beginning of period	459	337
Cash at end of period	$391	$357

Supplemental disclosure of cash flow information
Income taxes paid	$935	$591
Interest paid	$240	$250

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

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates. All material intercompany transactions and balances have been eliminated.

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

During the nine months ended September 30, 2007, the Company effectively settled Internal Revenue Service (IRS) tax examinations for all years through December 31, 2004. As a result, the Company recorded after-tax benefits of $0 and $86 million in its consolidated statement of income for the three months and nine months ended September 30, 2007, respectively. In addition, $63 million of previously unrecognized tax benefits related to the IRS settlement were recognized through a reduction of goodwill during the second quarter of 2007.

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

In January 2007, the FASB released Statement 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (B40). B40 provides a limited scope exception from paragraph 13(b) of FAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and if both of the following criteria are met: (a)  the investor does not control the right to accelerate the settlement, and (b) the securitized interest does not contain an embedded derivative for which bifurcation would be required other than an embedded derivative that results from embedded call options in the underlying financial assets. B40 is effective upon the adoption of FAS 155, except for criterion (b) which is not applicable to securitized interests issued before June 30, 2007, and that only include embedded derivatives that have an extremely remote possibility of having greater than a trivial fair value during the life of the securitized interest.

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

Accounting for Corporate-Owned Life Insurance

In September 2006, the FASB issued Emerging Issues Task Force Issue No. 06-5, Accounting for Purchase of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No 85-4 (EITF 06-5). EITF 06-5 provides additional guidance on determining the amount that can be realized under a corporate-owned life insurance contract (that is, converted to cash) based upon how the contract is assumed to be hypothetically settled. The adoption of EITF 06-5 on January 1, 2007 did not have a material effect on the Company’s results of operations, financial condition or liquidity.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up-front costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position the fair value of assets and liabilities for which the fair value option has been elected, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this by either reporting the fair value and non-fair-value carrying amounts as separate line items or aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount.

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

Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies

In June 2007, AcSEC issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1). SOP 07-1 provides guidance in determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies. It also addresses whether the specialized industry accounting of the Investment Company Audit Guide should be retained by a parent company in consolidation or by an equity method investor. The provisions of SOP 07-1 are effective for fiscal years beginning on or after December 15, 2007. In October, the FASB voted to have FASB staff draft a proposed indefinite deferral of the effective date of SOP 07-1. The proposed deferral will be issued with a 30-day comment period.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB issued Emerging Issues Task Force Issues No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11).   EITF 06-11 provides guidance on the treatment of realized income tax benefits related to dividend payments to employees holding equity shares, nonvested equity share units, and outstanding equity share options.  EITF 06-11 shall be applied to share-based payment awards that are declared in fiscal years beginning after December 15, 2007.  The Company does not expect the provisions of EITF 06-11 to have a material effect on its results of operations, financial condition or liquidity.

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

In March 2007, the Company completed the sale of its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., which accounted for $0 and $25 million of net written premiums in the third quarter and first nine months of 2007, respectively, and $21 million and $59 million of net written premiums in the third quarter and first nine months of 2006, respectively. The impact of this transaction was not material to the Company’s results of operations or financial condition.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company, and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc. (collectively, Mendota). These subsidiaries primarily offered nonstandard automobile coverage and accounted for $0 and $49 million of net written premiums in the third quarter and first nine months of 2007, respectively, and $48 million and $146 million of net written premiums in the third quarter and first nine months of 2006, respectively. The sale was not material to the Company’s results of operations or financial condition.

2.             SEGMENT INFORMATION

(for the three months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2007 Revenues
Premiums	$2,850	$854	$1,712	$5,416
Net investment income	664	126	139	929
Fee income	148	—	—	148
Other revenues	1	5	23	29
Total operating revenues (1)	$3,663	$985	$1,874	$6,522
Operating income (1)	$803	$183	$276	$1,262

2006 Revenues
Premiums	$2,737	$850	$1,673	$5,260
Net investment income	610	108	140	858
Fee income	150	—	—	150
Other revenues	8	5	23	36
Total operating revenues (1)	$3,505	$963	$1,836	$6,304
Operating income (1)	$613	$144	$341	$1,098

(for the nine months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2007 Revenues
Premiums	$8,415	$2,542	$5,081	$16,038
Net investment income	2,075	372	432	2,879
Fee income	395	—	—	395
Other revenues	15	16	68	99
Total operating revenues (1)	$10,900	$2,930	$5,581	$19,411
Operating income (1)	$2,286	$491	$818	$3,595

2006 Revenues
Premiums	$8,095	$2,477	$4,860	$15,432
Net investment income	1,881	313	411	2,605
Fee income	453	—	—	453
Other revenues	24	16	69	109
Total operating revenues (1)	$10,453	$2,806	$5,340	$18,599
Operating income (1)	$1,919	$434	$784	$3,137

(1)	Operating revenues exclude net realized investment gains (losses). Operating income equals net income excluding the after-tax impact of net realized investment gains (losses).

Business Segment Reconciliations

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue reconciliation
Earned premiums:
Business Insurance:
Commercial multi-peril	$780	$771	$2,310	$2,276
Workers’ compensation	562	494	1,644	1,510
Commercial automobile	508	508	1,524	1,487
Property	499	472	1,479	1,405
General liability	495	480	1,422	1,394
Other	6	12	36	23
Total Business Insurance	2,850	2,737	8,415	8,095

Financial, Professional & International Insurance:
General liability	237	254	721	752
Fidelity and surety	275	283	813	819
International	310	283	910	816
Other	32	30	98	90
Total Financial, Professional & International Insurance	854	850	2,542	2,477

Personal Insurance:
Automobile	920	939	2,771	2,721
Homeowners and other	792	734	2,310	2,139
Total Personal Insurance	1,712	1,673	5,081	4,860
Total earned premiums	5,416	5,260	16,038	15,432
Net investment income	929	858	2,879	2,605
Fee income	148	150	395	453
Other revenues	29	36	99	109
Total operating revenues for reportable segments	6,522	6,304	19,411	18,599
Interest Expense and Other	4	—	(27)	6
Net realized investment gains	—	12	142	16
Total consolidated revenues	$6,526	$6,316	$19,526	$18,621

Income reconciliation, net of tax
Total operating income for reportable segments	$1,262	$1,098	$3,595	$3,137
Interest Expense and Other	(64)	(61)	(152)	(130)
Total operating income	1,198	1,037	$3,443	$3,007
Net realized investment gains	—	6	95	12
Total consolidated net income	$1,198	$1,043	$3,538	$3,019

(in millions)	September 30, 2007	December 31, 2006
Asset reconciliation:
Business Insurance	$87,688	$88,171
Financial, Professional & International Insurance	13,884	13,265
Personal Insurance	13,491	13,294
Total assets for reportable segments	115,063	114,730
Other assets (1)	581	562
Total consolidated assets	$115,644	$115,292

(1)

The primary components of other assets in 2007 were intangible assets and accrued over-funded benefit plan assets. The primary components of other assets in 2006 were accrued over-funded benefit plan assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available-for-sale were as follows:

	Amortized	Gross Unrealized		Fair
(at September 30, 2007, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,247	$25	$11	$2,261
Obligations of states, municipalities and political subdivisions	37,912	486	135	38,263
Debt securities issued by foreign governments	1,539	4	9	1,534
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,314	47	129	7,232
All other corporate bonds	14,944	140	272	14,812
Redeemable preferred stock	92	11	2	101
Total	$64,048	$713	$558	$64,203

	Amortized	Gross Unrealized		Fair
(at December 31, 2006, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,736	$13	$31	$2,718
Obligations of states, municipalities and political subdivisions	35,326	661	80	35,907
Debt securities issued by foreign governments	1,550	12	10	1,552
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,665	52	128	7,589
All other corporate bonds	14,866	165	247	14,784
Redeemable preferred stock	101	16	1	116
Total	$62,244	$919	$497	$62,666

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at September 30, 2007, in millions)	Cost	Gains	Losses	Value
Common stock	$111	$29	$—	$140
Non-redeemable preferred stock	307	11	12	306
Total	$418	$40	$12	$446

		Gross Unrealized		Fair
(at December 31, 2006, in millions)	Cost	Gains	Losses	Value
Common stock	$88	$27	$—	$115
Non-redeemable preferred stock	348	15	5	358
Total	$436	$42	$5	$473

Other Investments

Venture Capital

The cost and fair value of investments in venture capital were as follows:

		Gross Unrealized		Fair
(at September 30, 2007, in millions)	Cost	Gains	Losses	Value
Venture capital	$78	$15	$—	$93

		Gross Unrealized		Fair
(at December 31, 2006, in millions)	Cost	Gains	Losses	Value
Venture capital	$392	$109	$1	$500

In May 2007, the Company completed the bundled sale of a substantial portion of its venture capital portfolio for total net proceeds of $397 million, which are included on the consolidated statement of cash flow in “proceeds from sales of other investments.”  The sale resulted in the realization of $81 million of previously unrealized pretax net investment gains that had been recorded as a component of accumulated other changes in equity from nonowner sources.

Variable Interest Entities (VIEs)

The following entities are consolidated:

•                  Municipal Trusts — The Company owns interests in various municipal trusts that were formed to allow the Company to generate investment income in a manner consistent with its investment objectives and tax position. As of September 30, 2007 and December 31, 2006, there were 32 and 35 such trusts, respectively, which held a combined total of $366 million and $391 million, respectively, in municipal securities, of which $45 million and $76 million, respectively, were owned by outside investors. The net carrying value of the trusts owned by the Company at September 30, 2007 and December 31, 2006 was $321 million and $315 million, respectively.

The Company has significant interests in the following VIEs, which are not consolidated because the Company is not considered to be the primary beneficiary:

•                  The Company has a significant variable interest in two real estate entities. These investments have total assets of approximately $294 million and $305 million as of September 30, 2007 and December 31, 2006, respectively. The carrying value of the Company’s share of these investments was approximately $28 million at September 30, 2007 and $33 million at December 31, 2006. The Company has an unfunded commitment of $10 million associated with one of these funds. The Company’s exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet and the unfunded commitment amount. The purpose of the Company’s involvement in these entities is to generate investment returns.

•                  The Company has a significant variable interest in Camperdown UK Limited, which the Company sold in December 2003. The Company’s variable interest resulted from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $193 million. The fair value of this obligation as of September 30, 2007 and December 31, 2006 was $69 million and $65 million, respectively. See “Guarantees” section of note 11.

The Company has other significant interests in variable interest entities that are not material.

Unrealized Investment Losses

The following tables summarize, for all investment securities in an unrealized loss position at September 30, 2007 and December 31, 2006, the aggregate fair value and gross unrealized losses by length of time those investments have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at September 30, 2007, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$7	$—	$877	$11	$884	$11
Obligations of states, municipalities and political subdivisions	10,135	86	3,654	49	13,789	135
Debt securities issued by foreign governments	675	3	604	6	1,279	9
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,326	15	3,731	114	5,057	129
All other corporate bonds	3,565	67	6,758	205	10,323	272
Redeemable preferred stock	23	1	13	1	36	2
Total fixed maturities	15,731	172	15,637	386	31,368	558
Equity securities
Common stock	—	—	—	—	—	—
Non-redeemable preferred stock	129	8	62	4	191	12
Total equity securities	129	8	62	4	191	12
Venture capital	—	—	—	—	—	—
Total	$15,860	$180	$15,699	$390	$31,559	$570

	Less than 12 months		12 months or longer		Total
(at December 31, 2006, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,014	$2	$964	$29	$1,978	$31
Obligations of states, municipalities and political subdivisions	4,468	16	4,077	64	8,545	80
Debt securities issued by foreign governments	861	6	406	4	1,267	10
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,245	11	4,125	117	5,370	128
All other corporate bonds	3,690	36	6,325	211	10,015	247
Redeemable preferred stock	1	—	5	1	6	1
Total fixed maturities	11,279	71	15,902	426	27,181	497
Equity securities
Common stock	3	—	1	—	4	—
Non-redeemable preferred stock	50	1	53	4	103	5
Total equity securities	53	1	54	4	107	5
Venture capital	—	—	14	1	14	1
Total	$11,332	$72	$15,970	$431	$27,302	$503

Impairment charges included in net realized investment gains were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Fixed maturities	$9	$—	$17	$—
Equity securities	1	1	4	2
Venture capital	4	12	11	20
Other investments (excluding venture capital)	—	—	—	4
Total	$14	$13	$32	$26

As discussed in more detail in Note 11, on July 6, 2007, the Company announced that it had entered into a settlement agreement, subject to contingencies, to resolve fully all current and future asbestos-related coverage claims relating to ACandS, Inc.  As a result, the Company placed $449 million into escrow and such amount is included in “short-term securities” on the Company’s consolidated balance sheet and “net purchases of short-term securities” on the Company’s consolidated statement of cash flow.  Upon fulfillment of all contingencies in the settlement agreement, these funds will be released from escrow to the trust created under ACandS, Inc.’s plan of reorganization.

4.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at September 30, 2007 and December 31, 2006:

(in millions)	September 30, 2007	December 31, 2006
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	555	551
Personal Insurance	613	613
Other	30	106
Total	$3,366	$3,438

During the nine months ended September 30, 2007, the Company effectively settled IRS tax examinations for all years through December 31, 2004. Previously unrecognized tax benefits of $63 million related to the IRS settlement were recognized through a reduction of goodwill during the second quarter of 2007.

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at September 30, 2007 and December 31, 2006:

(at September 30, 2007, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$628	$408
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(33)	224
Total intangible assets subject to amortization	1,227	595	632
Intangible assets not subject to amortization (2)	216	—	216
Total other intangible assets	$1,443	$595	$848

(at December 31, 2006, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$537	$499
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(54)	245
Total intangible assets subject to amortization	1,227	483	744
Intangible assets not subject to amortization	20	—	20
Total other intangible assets	$1,247	$483	$764

(1)

The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

(2)	During the first quarter of 2007, the Company acquired certain trademarks, service marks and logos.

The following presents a summary of the Company’s amortization expense for intangible assets by major asset class:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Customer-related	$29	$33	$91	$101
Marketing-related	—	—	—	3
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	8	4	21	11
Total amortization expense	$37	$37	$112	$115

Intangible asset amortization expense is estimated to be $34 million for the remainder of 2007, $126 million in 2008, $100 million in 2009, $86 million in 2010, $69 million in 2011 and $52 million in 2012.

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

The debentures carry a 60-year final maturity and a scheduled maturity date in year thirty. During the 180-day period ending not more than fifteen and not less than ten business days prior to the scheduled maturity date, the Company is required to use commercially reasonable efforts to sell enough qualifying capital securities or, at its option, common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity or debt exchangeable for preferred equity to permit repayment of the debentures at the scheduled maturity date. If any debentures remain outstanding after the scheduled maturity date, the unpaid amount will remain outstanding until the Company has raised sufficient proceeds from the sale of qualifying capital securities, or at its option, common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity or debt exchangeable for preferred equity to permit the repayment in full of the debentures. If there are remaining debentures at the final maturity date, the Company is required to redeem the debentures using any source of funds. Qualifying capital securities are securities (other than common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity, and debt exchangeable for preferred equity) which generally are treated by the ratings agencies as having similar equity content to the debentures.

The Company can redeem the debentures at its option, in whole or in part, at any time on or after March 15, 2017 at a redemption price of 100% of the principal amount being redeemed plus accrued but unpaid interest. The Company can redeem the debentures at its option prior to March 15, 2017 (a) in whole at any time or in part from time to time or (b) in whole, but not in part, in the event of certain tax or rating agency events relating to the debentures, at a redemption price equal to the greater of 100% of the principal amount being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest.

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

Maturity of 5.75% Senior Notes. On March 15, 2007, the Company’s $500 million, 5.75% senior notes matured and were fully paid.

Redemption of Convertible Notes. On April 18, 2007, the Company completed the redemption of its outstanding $893 million, 4.50% convertible junior subordinated notes due in 2032 (the notes). The notes were originally issued by Travelers Property Casualty Corp., and the Company assumed certain obligations relating to the notes pursuant to a Second Supplemental Indenture dated April 1, 2004. Each note had a principal amount of $25.00. The redemption price for each note was $25.5625 plus $0.009375 of accrued and unpaid interest. Any note called for redemption could be surrendered for conversion into common stock before the close of business on April 17, 2007. Each note was convertible into 0.4684 shares of common stock of The Travelers Companies, Inc. Holders of $36 million of the notes tendered their certificates in exchange for the issuance of 670,910 of the Company’s common shares. The remaining $857 million of notes were redeemed for cash, along with accrued interest to the date of redemption. The Company recorded a $39 million pretax loss in other revenues in the second quarter of 2007 related to the redemption, consisting of the redemption premium paid and the write-off of remaining unamortized issuance costs.

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

Maturity of 5.01% Senior Notes. On August 16, 2007, the Company’s $442 million, 5.01% senior notes matured and were fully paid.

Maturity of Medium-Term Notes. Through the first nine months of 2007, medium-term notes with a cumulative par value of $72 million and interest rates ranging from 6.85% to 7.37% matured and were fully paid, including $42 million that matured in the third quarter.

6.             SHARE REPURCHASE PROGRAM

On May 2, 2006, the Company’s Board of Directors authorized a program to repurchase up to $2 billion of shares of the Company’s common stock.  In January 2007, the Board of Directors authorized an additional $3 billion to this program, increasing the share repurchase program to a total of up to $5 billion. Under this program, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  This program does not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions. The following table summarizes repurchase activity under this program during 2007.

Quarterly Period Ending	Total number of shares purchased	Total cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase program
March 31, 2007	13,889,773	$725,070,439	$52.20	$3,153,874,729
June 30, 2007	11,390,800	621,499,960	54.56	2,532,374,769
September 30, 2007	11,751,435	600,233,261	51.08	1,932,141,508
Total	37,032,008	$1,946,803,660	$52.57	$1,932,141,508

Since the inception of the program in May 2006 through September 30, 2007, the Company has repurchased a cumulative total of 59.8 million shares for a total cost of $3.07 billion, or $51.29 per share.

7.                       CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, after tax)	2007	2006	2007	2006

Net income	$1,198	$1,043	$3,538	$3,019
Change in net unrealized gain on investment securities	485	887	(231)	83
Other changes	30	5	74	52

Total changes in equity from nonowner sources	$1,713	$1,935	$3,381	$3,154

8.                       EARNINGS PER SHARE

Basic earnings per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2007	2006	2007	2006

Basic
Net income, as reported	$1,198	$1,043	$3,538	$3,019
Preferred stock dividends, net of taxes	(1)	(1)	(3)	(4)

Net income available to common shareholders — basic	$1,197	$1,042	$3,535	$3,015

Diluted
Net income available to common shareholders	$1,197	$1,042	$3,535	$3,015
Effect of dilutive securities:
Convertible preferred stock	1	1	3	4
Convertible junior subordinated notes (1)	—	7	8	20
Zero coupon convertible notes	1	1	3	3

Net income available to common shareholders — diluted	$1,199	$1,051	$3,549	$3,042

Common shares
Basic
Weighted average shares outstanding	648.4	685.3	658.9	689.7

Diluted
Weighted average shares outstanding	648.4	685.3	658.9	689.7
Weighted average effects of dilutive securities:
Stock options and other incentive plans	8.3	6.8	9.5	6.3
Convertible preferred stock	2.8	3.4	2.9	3.5
Convertible junior subordinated notes (1)	—	16.7	6.6	16.7
Zero coupon convertible notes	2.4	2.4	2.4	2.4
Total	661.9	714.6	680.3	718.6

Net Income per Common Share
Basic	$1.85	$1.52	$5.36	$4.37

Diluted	$1.81	$1.47	$5.22	$4.23

(1)       Redeemed in April 2007. See note 5.

9.                           SHARE-BASED INCENTIVE COMPENSATION

The following presents stock option information for fully vested stock option awards at September 30, 2007:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	28,974,652	$44.16	4.0 years	$179
Exercisable at end of period	27,091,955	$44.08	3.7 years	$170

(1) Represents awards for which the employees’ rights to receive or retain the awards are not contingent on satisfaction of a service condition and, therefore, the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost recognized in earnings for all share-based incentive compensation awards was $31 million and $96 million for the three months and nine months ended September 30, 2007, respectively. The related tax benefit recognized in earnings for those respective periods was $10 million and $32 million, respectively. For the three months and nine months ended September 30, 2006, total compensation cost recognized in earnings for all share-based incentive compensation awards was $31 million and $112 million, respectively. The related tax benefit recognized in earnings for those respective periods was $11 million and $39 million, respectively. Prior to the adoption of FAS 123R, Share-Based Compensation, compensation costs related to awards granted to retirement-eligible employees and employees that became retirement-eligible before the awards vesting date were recognized over the vesting period. The costs associated with these awards were not material in the periods presented.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2007 was $144 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2006 was $125 million, which was expected to be recognized over a weighted-average period of 1.7 years.

10.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net pension and postretirement benefit expense for the Company’s plans recognized in the consolidated statement of income.

(for the three months ended September 30, in millions)	Pension Plans		Postretirement Benefit Plans
	2007	2006	2007	2006

Net Periodic Benefit Cost:
Service cost	$17	$16	$—	$1
Interest on benefit obligation	28	27	4	4
Expected return on plan assets	(38)	(37)	—	(1)
Amortization of unrecognized:
Prior service benefit	(1)	(1)	—	—
Net actuarial loss (gain)	1	2	(1)	—
Net benefit expense	$7	$7	$3	$4

(for the nine months ended September 30, in millions)	Pension Plans		Postretirement Benefit Plans
	2007	2006	2007	2006

Net Periodic Benefit Cost:
Service cost	$51	$48	$1	$2
Interest on benefit obligation	83	81	12	12
Expected return on plan assets	(112)	(111)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	(4)	(4)	—	—
Net actuarial loss (gain)	3	7	(2)	—
Net benefit expense	$21	$21	$10	$13

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

The following section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company’s property is subject.

Asbestos- and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos, hazardous waste and other toxic substances that are the subject of related coverage litigation, including, among others, the litigation described below. The Company continues to be subject to aggressive asbestos-related litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asbestos Claims and Litigation,” “— Environmental Claims and Litigation” and “— Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, is involved in three significant proceedings (including a bankruptcy proceeding) relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos. The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for current or future bodily injury asbestos claims are covered by insurance policies issued by TPC. On July 6, 2007, the Company announced that it entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS, including the three proceedings described below. Under the settlement agreement, the Company will contribute $449 million to a trust to be established pursuant to ACandS’ plan of reorganization. In exchange, the Company will be released from any obligations it has to ACandS for asbestos-related claims and will be protected from any such claims by injunctions to be issued in the Company’s favor by the federal court overseeing ACandS’ bankruptcy case. The Company expects to seek to recover approximately $84 million of the $449 million from reinsurers. The settlement is subject to a number of contingencies, including final court approval of a plan of reorganization for ACandS and the issuance of the injunctions described above. On August 27, 2007 the bankruptcy court overseeing ACandS’ bankruptcy approved the settlement and no appeals from that approval were taken. As a result, the Company has placed $449 million into escrow. Upon fulfillment of all contingencies, those funds will be released from escrow to the trust created under ACandS’ plan of reorganization. The release of the funds to the trust will be recorded as a paid claim and a reduction in claim reserves and, accordingly, there will be no effect on the Company’s results of operations.

ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware). Prior to the settlement described above, ACandS proposed a plan of reorganization that would have established a trust to pay asbestos bodily injury claims against it and sought to assign to the trust its rights under the insurance policies issued by TPC. The proposed plan and disclosure statement filed by ACandS claimed that ACandS had settled the vast majority of asbestos-related bodily injury claims currently pending against it for approximately $2.80 billion. ACandS asserted that, based on a prior agreement between TPC and ACandS and ACandS’ interpretation of the July 31, 2003 arbitration panel ruling described below, TPC was liable for 45% of the $2.80 billion. On January 26, 2004, the bankruptcy court issued a decision rejecting confirmation of ACandS’ proposed plan of reorganization. The bankruptcy court found, consistent with TPC’s objections to ACandS’ proposed plan, that the proposed plan was not fundamentally fair, was not proposed in good faith and did not comply with Section 524(g) of the Bankruptcy Code. ACandS filed a notice of appeal of the bankruptcy court’s decision and filed objections to the bankruptcy court’s findings of fact and conclusions of law in the United States District Court. TPC moved to dismiss the appeal and objections and also filed an opposition to ACandS’ objections.

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

Pursuant to the settlement agreement described above, ACandS and the Company have agreed to stay the claims against each other in the proceedings described above. Once all of the contingencies of the settlement are satisfied, these proceedings will be dismissed with prejudice.

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

Five appeals from the March 29, 2006 ruling were filed in the U.S. Court of Appeals for the Second Circuit and TPC filed a cross-appeal. Two appellants voluntarily dismissed their appeals and a motion to dismiss the cross-appeal was filed. Additionally, TPC appealed from a procedural order of the district court relating to the timeliness of the cross-appeal. On January 17, 2007, the Second Circuit dismissed TPC’s cross-appeal and denied TPC’s appeal from the procedural order. The three remaining principal appeals have been consolidated for disposition and remain pending. Oral argument on the appeals is currently scheduled for November 16, 2007. It is not possible to predict how the appellate court will rule on the pending appeals.  The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review.

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

Shareholder Litigation and Related Proceedings

In November 2004, two purported class actions were brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors. These two actions were consolidated as In re St. Paul Travelers Securities Litigation II. On July 11, 2005, an amended consolidated complaint was filed. The amended and consolidated complaint alleged violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s allegedly improper use of finite reinsurance products. On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint for failure to state a claim. Oral argument on the Company’s motion to dismiss was presented on June 15, 2006. By order dated September 25, 2006, the Court denied the Company’s motion to dismiss. On November 3, 2006, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved for partial judgment on the pleadings seeking dismissal of the allegations relating to the allegedly improper use of finite reinsurance products. On June 1, 2007, the Court granted that motion and permitted the lead plaintiff to replead. On June 8, 2007, the lead plaintiff filed a second amended and consolidated complaint alleging the same claims as in the first amended and consolidated complaint but extending the putative class period. On July 11, 2007, the Company and other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the second amended and consolidated complaint. That motion remains pending. The lead plaintiff in In re St. Paul Travelers Securities Litigation II has moved for certification of a class of all purchasers of securities of the Company and St. Paul from January 27, 2000, through and including November 16, 2004. That motion remains pending.

In addition, two derivative actions were brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant. The derivative actions were consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint was filed.  The consolidated derivative complaint asserted state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation II described above, and also based on allegations that certain disclosures relating to the April 2004 merger between TPC and SPC contained false and misleading statements regarding the value of SPC’s loss reserves.  On March 23, 2006, the Court dismissed the complaint without prejudice and, on March 30, 2006, entered judgment in favor of the Company and the other defendants. On June 5, 2006, plaintiffs in Rowe moved to alter or amend the judgment for leave to file an amended complaint. The Company and the other defendants opposed that motion. On November 1, 2006, the parties in Rowe entered into a stipulation of settlement whereby plaintiffs released the Company and other defendants from liability in exchange for an agreement by defendants to adopt certain corporate governance measures for the benefit of the Company. The Court approved the settlement and entered final judgment on September 6, 2007.

The Company believes that the pending shareholder lawsuit has no merit and intends to defend vigorously; however, the Company is not able to provide any assurance that the financial impact of this proceeding will not be material to the Company’s results of operations in a future period. The Company is obligated to indemnify its officers and directors to the extent provided under Minnesota law. As part of that obligation, the Company will advance officers and directors attorneys’ fees and other expenses they incur in defending this lawsuit.

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

On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed. On December 15, 2006, Gulf and XL entered into a final settlement agreement which resolves all claims between Gulf and XL under the reinsurance agreements at issue in the litigation. On April 13, 2007, Gulf and Transatlantic entered into a final settlement agreement which resolves all claims between Gulf and Transatlantic under the reinsurance agreements at issue in the litigation. On September 28, 2007, Gulf and Odyssey entered into a final settlement agreement which resolves all claims between Gulf and Odyssey under the reinsurance agreements at issue in the litigation.

Fact and expert discovery are complete with respect to the remaining party, Gerling. Gulf and Gerling have filed motions for partial summary judgment. The Court heard oral argument on the summary judgment motions on July 17, 2007 and reserved decision. The Court has not yet set a trial date. Gulf denies Gerling’s allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the actions.

Based on the Company’s beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

The Company is a defendant in three consolidated lawsuits in the United States District Court for the Eastern District of Louisiana arising out of disputes with certain policyholders over whether insurance coverage is available for flood losses arising from Hurricane Katrina: Chehardy, et al. v. State Farm, et al., C.A. No. 06-1672, 06-1673 and 06-1674, Vanderbrook, et al. v. State Farm Fire & Cas. Co., et al. C.A. No. 05-6323; and Xavier University of Louisiana v. Travelers Property Ca. Co. of America, C.A. No. 06-516. Chehardy and Vanderbrook are purported class actions in which the Company is one of several insurer defendants. Xavier is an individual suit involving a property insurance policy brought by one of the Company’s insureds. All of these actions allege that the losses were caused by the failure of the New Orleans levees.

On November 27, 2006, the Court issued a ruling in the three consolidated cases denying the motions of the Company and certain other insurers for a summary disposition of the cases. The Court’s ruling did not determine that any additional amounts were owed under any of the Company’s policies or otherwise reach the merits of the policyholders’ claims. The Company, along with certain other insurers named in the consolidated lawsuits, filed an immediate appeal to the United States Court of Appeals for the Fifth Circuit. On August 2, 2007, the Fifth Circuit Court of Appeals reversed the District Court’s ruling. The Fifth Circuit held that there is no coverage for the plaintiffs’ flood losses under the policies at issue (including policies issued by the Company) because the policies’ flood exclusions unambiguously exclude coverage. The plaintiffs filed a Petition for Rehearing En Banc, which the Fifth Circuit denied on August 27, 2007.

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the United States Attorney for the Southern District of New York and the United States Securities and Exchange Commission.  The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company’s involvement with “non-traditional insurance and reinsurance products.”  The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

The Company is cooperating with these subpoenas and requests for information. In addition, outside counsel, with the oversight of the Company’s Board of Directors, conducted an internal review of certain of the Company’s business practices. This review initially focused on the Company’s relationship with brokers and was commenced after the announcement of litigation brought by the New York Attorney General’s office against a major broker.

The internal review was expanded to address the various requests for information described above and to verify whether the Company’s business practices in these areas have been appropriate. The Company’s review has been extensive, involving the examination of e-mails and underwriting files, as well as interviews of current and former employees.

In its review, the Company found only a few instances of conduct that were inconsistent with the Company’s employee code of conduct and has responded appropriately. The Company’s internal review with respect to finite reinsurance considered finite products the Company both purchased and sold. The Company has completed its review with respect to the identified finite products purchased and sold, and has concluded that no adjustment to previously issued financial statements is required.

Any authority could ask that additional work be performed or reach conclusions different from the Company’s. Accordingly, it would be premature to reach any conclusions as to the likely outcome of the regulatory inquiries described above.

Four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers. Plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Jersey and were consolidated with other class actions under the caption In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding in that District. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. Plaintiffs sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees. On November 29, 2005, all defendants moved to dismiss the complaint for failure to state a claim. On October 3, 2006, the court ruled that the complaint failed to plead actionable claims under the Sherman Act or RICO, provided plaintiffs an opportunity to replead those claims and reserved decision with respect to remaining state law claims. On November 30, 2006, defendants renewed their motions to dismiss. On April 5, 2007, the court dismissed the complaint and permitted plaintiffs to replead. On May 22, 2007, plaintiffs filed an amended complaint. On June 21, 2007, defendants renewed their motion to dismiss. On August 31, 2007, the court dismissed the Sherman Act claims with prejudice. On September 28, 2007, the court dismissed the RICO claims with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. Plaintiffs are appealing the district court’s decisions to the United States Court of Appeals for the Third Circuit. Additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation and further actions may be brought. The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

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

Other Commitments and Guarantees

Commitments

Investment Commitments— The Company has unfunded commitments to partnerships, joint ventures and certain private equity investments in which it invests. These commitments were $1.48 billion and $1.31 billion at September 30, 2007 and December 31, 2006, respectively. The Company also has long-term commitments to fund venture capital investments. The Company’s total future estimated obligations related to its venture capital investments were $46 million and $87 million at September 30, 2007 and December 31, 2006, respectively. The decline in obligations related to venture capital investments was due to the Company’s sale, in May 2007, of a significant portion of that portfolio, as described in note 3.

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

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the close, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation. Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations. As of September 30, 2007, the aggregate amount of the Company’s obligation for those indemnifications that are quantifiable related to sales of business entities was $1.86 billion. Certain of these contingent obligations are subject to deductibles, which have to be incurred by the obligee before the Company is obligated to make payments. Included in the indemnification obligations at September 30, 2007 was $193 million related to the Company’s variable interest in Camperdown UK Limited, which SPC sold in December 2003. The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The fair value of this obligation as of September 30, 2007 was $69 million, which was included in “Other Liabilities” on the Company’s consolidated balance sheet.

12.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.6 billion as of September 30, 2007.

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

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,606	$1,810	$—	$—	$5,416
Net investment income	622	282	25	—	929
Fee income	147	1	—	—	148
Net realized investment gains (losses)	(13)	3	10	—	—
Other revenues	31	3	2	(3)	33
Total revenues	4,393	2,099	37	(3)	6,526
Claims and expenses
Claims and claim adjustment expenses	2,019	966	—	—	2,985
Amortization of deferred acquisition costs	633	323	—	—	956
General and administrative expenses	543	260	17	(3)	817
Interest expense	22	—	72	—	94
Total claims and expenses	3,217	1,549	89	(3)	4,852
Income (loss) before income taxes	1,176	550	(52)	—	1,674
Income tax expense (benefit)	330	158	(12)	—	476
Equity in earnings of subsidiaries, net of tax	—	—	1,238	(1,238)	—
Net income	$846	$392	$1,198	$(1,238)	$1,198

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$10,688	$5,350	$—	$—	$16,038
Net investment income	1,922	898	59	—	2,879
Fee income	392	3	—	—	395
Net realized investment gains	24	91	27	—	142
Other revenues	32	39	10	(9)	72
Total revenues	13,058	6,381	96	(9)	19,526
Claims and expenses
Claims and claim adjustment expenses	6,138	3,132	—	—	9,270
Amortization of deferred acquisition costs	1,796	944	—	—	2,740
General and administrative expenses	1,642	791	62	(9)	2,486
Interest expense	79	—	176	—	255
Total claims and expenses	9,655	4,867	238	(9)	14,751
Income (loss) before income taxes	3,403	1,514	(142)	—	4,775
Income tax expense (benefit)	917	354	(34)	—	1,237
Equity in earnings of subsidiaries, net of tax	—	—	3,646	(3,646)	—
Net income	$2,486	$1,160	$3,538	$(3,646)	$3,538

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2006

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,504	$1,756	$—	$—	$5,260
Net investment income	563	263	34	(2)	858
Fee income	151	(1)	—	—	150
Net realized investment gains (losses)	(16)	20	8	—	12
Other revenues	11	26	2	(3)	36
Total revenues	4,213	2,064	44	(5)	6,316
Claims and expenses
Claims and claim adjustment expenses	2,020	1,027	—	—	3,047
Amortization of deferred acquisition costs	576	282	—	—	858
General and administrative expenses	565	282	25	(3)	869
Interest expense	36	—	54	(2)	88
Total claims and expenses	3,197	1,591	79	(5)	4,862
Income (loss) before income taxes	1,016	473	(35)	—	1,454
Income tax expense (benefit)	283	135	(7)	—	411
Equity in earnings of subsidiaries, net of tax	—	—	1,071	(1,071)	—
Net income	$733	$338	$1,043	$(1,071)	$1,043

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2006

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$10,301	$5,131	$—	$—	$15,432
Net investment income	1,758	774	77	(2)	2,607
Fee income	452	1	—	—	453
Net realized investment gains (losses)	(19)	55	(20)	—	16
Other revenues	73	40	8	(8)	113
Total revenues	12,565	6,001	65	(10)	18,621
Claims and expenses
Claims and claim adjustment expenses	6,182	3,060	—	—	9,242
Amortization of deferred acquisition costs	1,638	834	—	—	2,472
General and administrative expenses	1,666	833	38	(8)	2,529
Interest expense	106	—	138	(2)	242
Total claims and expenses	9,592	4,727	176	(10)	14,485
Income (loss) before income taxes	2,973	1,274	(111)	—	4,136
Income tax expense (benefit)	797	357	(37)	—	1,117
Equity in earnings of subsidiaries, net of tax	—	—	3,093	(3,093)	—
Net income	$2,176	$917	$3,019	$(3,093)	$3,019

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING BALANCE SHEET (Unaudited)

At September 30, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $1,893 subject to securities lending) (amortized cost $64,048)	$40,473	$23,327	$403	$—	$64,203
Equity securities, at fair value (cost $418)	295	77	74	—	446
Real estate	1	861	—	—	862
Short-term securities	2,288	1,207	1,381	—	4,876
Other investments	2,239	989	144	—	3,372
Total investments	45,296	26,461	2,002	—	73,759
Cash	262	128	1	—	391
Investment income accrued	510	334	13	(9)	848
Premiums receivable	3,983	2,290	—	—	6,273
Reinsurance recoverables	9,585	6,534	—	—	16,119
Ceded unearned premiums	878	498	—	—	1,376
Deferred acquisition costs	1,560	278	—	—	1,838
Deferred tax asset	952	411	13	—	1,376
Contractholder receivables	4,819	1,939	—	—	6,758
Goodwill	2,412	954	—	—	3,366
Other intangible assets	436	412	—	—	848
Investment in subsidiaries	—	—	29,145	(29,145)	—
Other assets	1,856	750	264	(178)	2,692
Total assets	$72,549	$40,989	$31,438	$(29,332)	$115,644
Liabilities
Claims and claim adjustment expense reserves	$35,677	$22,359	$—	$—	$58,036
Unearned premium reserves	7,651	3,836	—	—	11,487
Contractholder payables	4,819	1,939	—	—	6,758
Payables for reinsurance premiums	384	493	—	—	877
Debt	1,595	162	4,664	(178)	6,243
Other liabilities	3,840	1,638	467	(9)	5,936
Total liabilities	53,966	30,427	5,131	(187)	89,337
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares issued and outstanding)	—	—	115	—	115
Common stock (1,750.0 shares authorized; 646.1 shares issued and outstanding)	—	745	18,916	(745)	18,916
Additional paid-in capital	10,394	7,667	—	(18,061)	—
Retained earnings	7,918	2,097	10,235	(10,015)	10,235
Accumulated other changes in equity from nonowner sources	271	53	295	(324)	295
Treasury stock, at cost (63.7 shares)	—	—	(3,254)	—	(3,254)
Total shareholders’ equity	18,583	10,562	26,307	(29,145)	26,307
Total liabilities and shareholders’ equity	$72,549	$40,989	$31,438	$(29,332)	$115,644

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2006

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $1,674 subject to securities lending) (amortized cost $62,244)	$39,736	$22,511	$419	$—	$62,666
Equity securities, at fair value (cost $436)	326	80	67	—	473
Real estate	8	785	—	—	793
Short-term securities	2,623	1,338	977	—	4,938
Other investments	2,019	1,270	109	—	3,398
Total investments	44,712	25,984	1,572	—	72,268

Cash	325	130	4	—	459
Investment income accrued	501	322	7	(3)	827
Premiums receivable	3,916	2,265	—	—	6,181
Reinsurance recoverables	12,963	4,857	—	—	17,820
Ceded unearned premiums	1,013	230	—	—	1,243
Deferred acquisition costs	1,323	292	—	—	1,615
Deferred tax asset	1,037	484	15	—	1,536
Contractholder receivables	4,541	2,013	—	—	6,554
Goodwill	2,412	1,026	—	—	3,438
Other intangible assets	273	491	—	—	764
Investment in subsidiaries	—	—	26,946	(26,946)	—
Other assets	1,921	589	279	(202)	2,587
Total assets	$74,937	$38,683	$28,823	$(27,151)	$115,292
Liabilities
Claims and claim adjustment expense reserves	$38,752	$20,536	$—	$—	$59,288
Unearned premium reserves	7,655	3,573	—	—	11,228
Contractholder payables	4,541	2,013	—	—	6,554
Payables for reinsurance premiums	284	401	—	—	685
Debt	2,469	155	3,338	(202)	5,760
Other liabilities	4,449	1,846	350	(3)	6,642
Total liabilities	58,150	28,524	3,688	(205)	90,157
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.4 shares issued and outstanding)	—	—	129	—	129
Common stock (1,750.0 shares authorized; 678.3 shares issued and outstanding)	—	745	18,530	(745)	18,530
Additional paid-in capital	9,910	7,711	—	(17,621)	—
Retained earnings	6,472	1,618	7,253	(8,090)	7,253
Accumulated other changes in equity from nonowner sources	405	85	452	(490)	452
Treasury stock, at cost (25.2 shares)	—	—	(1,229)	—	(1,229)

Total shareholders’ equity	16,787	10,159	25,135	(26,946)	25,135
Total liabilities and shareholders’ equity	$74,937	$38,683	$28,823	$(27,151)	$115,292

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,486	$1,160	$3,538	$(3,646)	$3,538
Net adjustments to reconcile net income to net cash provided by operating activities	(262)	434	(2,165)	2,394	401
Net cash provided by operating activities	2,224	1,594	1,373	(1,252)	3,939
Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,192	1,751	14	—	3,957
Proceeds from sales of investments:
Fixed maturities	1,742	1,937	2	—	3,681
Equity securities	59	18	—	—	77
Other investments	628	535	—	—	1,163
Purchases of investments:
Fixed maturities	(5,018)	(4,668)	—	—	(9,686)
Equity securities	(46)	(16)	(1)	—	(63)
Real estate	(1)	(68)	—	—	(69)
Other investments	(412)	(150)	—	—	(562)
Net sales (purchases) of short-term securities	363	(24)	(403)	—	(64)
Securities transactions in course of settlement	(29)	(299)	(3)	—	(331)
Other	(348)	56	—	—	(292)
Net cash used in investing activities	(870)	(928)	(391)	—	(2,189)
Cash flows from financing activities
Payment of debt	(860)	—	(1,096)	—	(1,956)
Issuance of debt	—	—	2,461	—	2,461
Dividends to shareholders	—	—	(557)	—	(557)
Issuance of common stock — employee share options	—	—	192	—	192
Treasury shares acquired — share repurchase program	—	—	(1,947)	—	(1,947)
Treasury shares acquired — net employee share-based compensation	—	—	(39)	—	(39)
Excess tax benefits from share-based payment arrangements	—	—	23	—	23
Dividends paid to parent company	(1,037)	(690)	—	1,727	—
Capital contributions and loans between subsidiaries	480	17	(22)	(475)	—
Other	—	1	—	—	1
Net cash provided by (used in) financing activities	(1,417)	(672)	(985)	1,252	(1,822)

Effect of exchange rate changes on cash	—	4	—	—	4
Net decrease in cash	(63)	(2)	(3)	—	(68)
Cash at beginning of period	325	130	4	—	459
Cash at end of period	$262	$128	$1	$—	$391
Supplemental disclosure of cash flow information
Income taxes paid (received)	$811	$293	$(169)	$—	$935
Interest paid	$101	$—	$139	$—	$240

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2006

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,176	$917	$3,019	$(3,093)	$3,019
Net adjustments to reconcile net income to net cash provided by operating activities	(616)	492	(2,031)	2,254	99
Net cash provided by operating activities	1,560	1,409	988	(839)	3,118
Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,683	1,719	6	—	4,408
Proceeds from sales of investments:
Fixed maturities	1,974	1,619	33	—	3,626
Equity securities	136	88	—	—	224
Other investments	523	325	—	—	848
Purchases of investments:
Fixed maturities	(5,699)	(4,510)	(31)	—	(10,240)
Equity securities	(13)	(78)	—	—	(91)
Real estate	(1)	(22)	—	—	(23)
Other investments	(421)	(129)	—	—	(550)
Net sales (purchases) of short-term securities	(637)	185	(916)	—	(1,368)
Securities transactions in course of settlement	433	(83)	—	—	350
Other	(214)	—	(1)	—	(215)
Net cash used in investing activities	(1,236)	(886)	(909)	—	(3,031)
Cash flows from financing activities
Payment of debt	(4)	—	(42)	—	(46)
Issuance of debt	—	—	786	—	786
Dividends to shareholders	—	—	(524)	—	(524)
Issuance of common stock — employee share options	—	—	89	—	89
Treasury shares acquired — share repurchase program	—	—	(367)	—	(367)
Treasury shares acquired — net employee share-based compensation	—	—	(17)	—	(17)
Excess tax benefits from share-based payment arrangements	6	2	—	—	8
Dividends paid to parent company	(255)	(600)	—	855	—
Capital contributions and loans between subsidiaries	—	16	—	(16)	—
Other	(2)	—	2	—	—
Net cash provided by (used in) financing activities	(255)	(582)	(73)	839	(71)

Effect of exchange rate changes on cash	—	4	—	—	4

Net increase (decrease) in cash	69	(55)	6	—	20
Cash at beginning of period	136	200	1	—	337
Cash at end of period	$205	$145	$7	$—	$357
Supplemental disclosure of cash flow information
Income taxes paid (received)	$675	$(1)	$(83)	$—	$591
Interest paid	$115	$—	$135	$—	$250

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

EXECUTIVE SUMMARY

2007 Third Quarter Consolidated Results of Operations

•                   Net income of $1.20 billion, or $1.85 per share basic and $1.81 per share diluted

•                   Pretax net favorable prior year reserve development of $231 million ($145 million after-tax)

•                   Pretax catastrophe losses of $14 million ($9 million after-tax)

•                   Net written premiums of $5.39 billion

•                   GAAP combined ratio of 84.4%

•                   Pretax net investment income of $929 million ($724 million after-tax)

2007 Third Quarter Consolidated Financial Condition

•                   Total assets of $115.64 billion, up $352 million from December 31, 2006

•                   Total investments of $73.76 billion, up $1.49 billion from December 31, 2006; fixed maturities and short-term securities comprise 94% of total investments

•                   Repurchased 11.7 million common shares during the third quarter for a total cost of approximately $600 million under authorized share repurchase program; remaining capacity under repurchase program of $1.93 billion at September 30, 2007

•                   Shareholders’ equity of $26.31 billion, up $1.17 billion from December 31, 2006; book value per common share of $40.54

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share data)	2007	2006	2007	2006

Revenues
Premiums	$5,416	$5,260	$16,038	$15,432
Net investment income	929	858	2,879	2,607
Fee income	148	150	395	453
Net realized investment gains	—	12	142	16
Other revenues	33	36	72	113
Total revenues	6,526	6,316	19,526	18,621

Claims and expenses
Claims and claim adjustment expenses	2,985	3,047	9,270	9,242
Amortization of deferred acquisition costs	956	858	2,740	2,472
General and administrative expenses	817	869	2,486	2,529
Interest expense	94	88	255	242

Total claims and expenses	4,852	4,862	14,751	14,485

Income before income taxes	1,674	1,454	4,775	4,136
Income tax expense	476	411	1,237	1,117
Net income	$1,198	$1,043	$3,538	$3,019

Net income per share
Basic	$1.85	$1.52	$5.36	$4.37

Diluted	$1.81	$1.47	$5.22	$4.23

GAAP combined ratio
Loss and loss adjustment expense ratio	53.6%	56.7%	56.6%	58.3%
Underwriting expense ratio	30.8	30.5	30.5	30.3

GAAP combined ratio	84.4%	87.2%	87.1%	88.6%

The Company’s net income and segment operating income included in the following discussion are presented on an after-tax basis. Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted. Discussions of earnings per common share are presented on a diluted basis.

Overview

Net income of $1.81 per common share in the third quarter of 2007 increased 23% over net income per common share of $1.47 in the same 2006 period. Net income in the third quarter of 2007 totaled $1.20 billion, 15% higher than net income of $1.04 billion in the same period of 2006. Through the first nine months of 2007, net income of $5.22 per share was 23% higher than comparable 2006 net income per share of $4.23. Net income in the first nine months of 2007 totaled $3.54 billion, 17% higher than net income of $3.02 billion in the same period of 2006. The higher rate of net income per share growth in both periods of 2007 reflected the impact of the Company’s significant common share repurchases during the last 12 months. The increase in net income in the third quarter of 2007 reflected a higher level of net favorable prior year reserve development, strong growth in net investment income, favorable current accident year results and increased business volume, partially offset by an increase in expenses. The increase in the first nine months of 2007 reflected those factors, as well as an increase in net realized investment gains. Net favorable prior year reserve development totaled $231 million and $418 million in the third quarter and first nine months of 2007, respectively, compared with net favorable prior year reserve development of $87 million and $237 million in the respective periods of 2006. The Company’s completion of its annual in-depth asbestos claim review and quarterly asbestos reserve review during the third quarter of 2007 resulted in no change to the Company’s asbestos reserves. The net total prior year reserve development in the first nine months of 2007 included an increase in environmental reserves, and the net total prior year reserve development in the first nine months of 2006 included increases in asbestos and environmental reserves and runoff assumed reinsurance reserves. Expenses in the third quarter and first nine months of 2007 included net benefits of $29 million and $160 million, respectively, due to the implementation of a new fixed, value-based, compensation program for the majority of the Company’s agents, which resulted in a reduction in commission expense in these periods, compared to what would have otherwise been reported, due to a change in the timing of expense recognition compared with the same periods of 2006. Catastrophe losses in the third quarter of 2007 totaled $14 million, compared with $15 million in the same 2006 period. Through the first nine months of 2007 and 2006, catastrophe losses totaled $99 million and $82 million, respectively. Net income in the first nine months of 2007 included an after-tax benefit of $86 million due to the favorable resolution of various prior year federal tax matters, compared to an after-tax benefit of $72 million from the favorable resolution of various prior year federal and state tax matters in the same period of 2006. Net income for the third quarter and first nine months of 2007 also included net realized investment gains of $0 and $142 million, respectively. Net income for the respective periods of 2006 included $12 million and $16 million of net realized investment gains.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2007 totaled $5.42 billion, an increase of $156 million, or 3%, over the same period of 2006. Earned premiums in the first nine months of 2007 totaled $16.04 billion, an increase of $606 million, or 4%, over the same period of 2006. In the Business Insurance segment, earned premium growth in the third quarter and first nine months of 2007 of 4% over the respective 2006 totals primarily reflected the impact of the growth in business volume over the preceding twelve months. In the Financial, Professional and International Insurance segment, earned premium growth of less than 1% in the third quarter of 2007 over the same 2006 period was driven by growth in business volume and the favorable impact of foreign currency rates of exchange, substantially offset by the impact of the sale of the Company’s Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V. (Afianzadora Insurgentes), in late March 2007. Earned premium growth of 3% in the Financial, Professional & International Insurance segment in the first nine months of 2007 reflected these factors, as well as a benefit from adjustments to prior year premium estimates for the Company’s operations at Lloyd’s. In the Personal Insurance segment, earned premium growth of 2% and 5% in the third quarter and first nine months of 2007 over the respective 2006 totals reflected continued strong business retention rates and renewal price changes, and growth from new business volumes over the preceding twelve months, partially offset by the impact of the sale of Mendota Insurance Company and its subsidiaries (collectively, Mendota) in early April 2007. Mendota primarily offered nonstandard automobile coverage.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2007	2006	2007	2006

Average investments (a)	$74,451	$72,050	$73,341	$70,764
Pretax net investment income	929	858	2,879	2,607
After-tax net investment income	724	668	2,219	2,011
Average pretax yield (b)	5.0%	4.8%	5.2%	4.9%
Average after-tax yield (b)	3.9%	3.7%	4.0%	3.8%

(a)                   Excludes net unrealized investment gains and losses recorded pursuant to FASB Statement No. 115 and is adjusted for cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)                  Excludes net realized gains and losses, and unrealized investment gains and losses recorded pursuant to FASB Statement No. 115.

Net investment income of $929 million in the third quarter of 2007 increased $71 million, or 8%, over the same period of 2006. Through the first nine months of 2007, net investment income of $2.88 billion was $272 million, or 10%, higher than in the same period of 2006. The increase in the third quarter of 2007 was primarily the result of continued growth in the Company’s fixed maturity portfolio resulting from strong cash flows from operating activities, and higher yields from the non-fixed maturity investment portfolio. The increase in net investment income through the first nine months of 2007 was primarily attributable to those factors, as well as an increase in yields on taxable fixed maturity securities, and an increase in yields on short-term securities. The amortized cost of the fixed maturity portfolio at September 30, 2007 totaled $64.05 billion, $3.13 billion higher than at the same date in 2006. The average pretax investment yield was 5.2% for the nine months ended September 30, 2007, compared with 4.9% for the same period of 2006. The increase in 2007 yields primarily reflected higher yields on taxable investments purchased in the preceding twelve months and the higher returns generated by non-fixed maturity investments.

The Company allocates invested assets and the related net investment income to its reportable business segments. Pretax net investment income is allocated based upon an investable funds concept, which takes into account liabilities (net of non-invested assets) and appropriate capital considerations for each segment. The investment yield for investable funds reflects the duration of the loss reserves’ future cash flows, the interest rate environment at the time the losses were incurred and A+ rated corporate debt instrument yields. The investment yield for capital reflects the average yield on the total investment portfolio. The Company’s net investment income is allocated to each segment by applying the percentage created by the ratio of the respective segment’s yields described above on the segment’s investable funds and capital to the total yields described above on total investable funds and capital.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business. The decline in fee income in the third quarter and first nine months of 2007 compared with the same periods of 2006 is described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains

Net realized investment losses in the third quarter of 2007 totaled less than $1 million, compared with net realized investment gains of $12 million in the same period 2006. Through the first nine months of 2007, net realized investment gains totaled $142 million, compared with net realized investment gains of $16 million in the same 2006 period. The 2007 nine-month total included $81 million of net realized investment gains from the bundled sale of a substantial portion of the Company’s venture capital investment holdings. The third quarter and first nine months of 2007 included $14 million and $32 million, respectively, of impairment losses. The respective periods of 2006 included $13 million and $26 million of impairment losses.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Business Insurance	$3,243	$3,257	$9,951	$9,825
Financial, Professional & International Insurance	978	974	3,016	2,952
Personal Insurance	1,876	1,869	5,463	5,330
Total	$6,097	$6,100	$18,430	$18,107

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Business Insurance	$2,726	$2,644	$8,541	$8,203
Financial, Professional & International Insurance	918	912	2,502	2,429
Personal Insurance	1,750	1,728	5,209	5,081
Total	$5,394	$5,284	$16,252	$15,713

Gross written premiums in the third quarter of 2007 were approximately the same as in the same period of 2006, whereas net written premiums increased 2% over the same period of 2006. Through the first nine months of 2007, gross and net written premiums increased 2% and 3%, respectively, over the same 2006 period. In early 2007, the Company completed the sales of Afianzadora Insurgentes and Mendota. These operations generated combined net written premiums of $0 and $74 million in the third quarter and first nine months of 2007, respectively, compared with net written premiums of $69 million and $205 million in the respective periods of 2006. Adjusting for the impact of that premium volume in both years, the Company’s consolidated net written premiums in the third quarter and first nine months of 2007 increased 3% and 4%, respectively, over the same periods of 2006.

In Business Insurance, net written premium growth in the third quarter and first nine months of 2007 of 3% and 4%, respectively, over the same 2006 periods was concentrated in the Commercial Accounts, Select Accounts and Industry-Focused Underwriting markets, primarily driven by strong business retention rates coupled with higher new business volume. In addition, a decline in premiums ceded for catastrophe reinsurance contributed to net written premium growth over both periods of 2006 in Business Insurance. In Financial, Professional & International Insurance, net written premiums in the third quarter and first nine months of 2007 increased 1% and 3% over the respective periods of 2006, reflecting strong business volume in construction surety and in Canada, as well as the favorable impact of foreign currency rates of exchange, partially offset by the impact of the sale of Afianzadora Insurgentes. Adjustments to prior year premium estimates for the Company’s operations at Lloyd’s also contributed to the growth in net premium volume for the nine months ended September 30, 2007. Net written premium growth of 1% and 3% in the Personal Insurance segment in the third quarter and first nine months of 2007, respectively, over the same 2006 periods was driven by continued strong retention rates and renewal price increases, partially offset by the impact of the sale of Mendota and a decline in new business volume. A portion of the increase in net written premiums in the third quarter of 2007 over the same period of 2006 in the Personal Insurance segment was attributable to the timing of premiums ceded related to catastrophe reinsurance.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses totaled $2.99 billion in the third quarter of 2007, $62 million, or 2%, lower than the third quarter 2006 total of $3.05 billion. The 2007 third quarter total included $231 million of net favorable prior year reserve development and $14 million of catastrophe losses, whereas the 2006 third quarter total included $87 million of net favorable prior year reserve development and $15 million of catastrophe losses. Through the first nine months of 2007, claims and claim adjustment expenses totaled $9.27 billion, an increase of $28 million, or less than 1%, over the nine-month 2006 total of $9.24 billion. The 2007 nine-month total included $418 million of net favorable prior year reserve development and $99 million of catastrophe losses, whereas the comparable 2006 total included $237 million of net favorable prior year reserve development and $82 million of catastrophe losses. The Company’s three business segments each experienced net favorable prior year reserve development in the third quarter of 2007. In the third quarter of 2006, net favorable prior year reserve development was concentrated in several product lines in the Business Insurance segment and in the Personal Insurance segment, and was partially offset by an increase to asbestos and environmental reserves. Net favorable prior year reserve development in the Business Insurance segment in the first nine months of 2007 was partially offset by an increase to environmental reserves in the second quarter, discussed in more detail in the “Environmental Claims and Litigation” section herein. Net favorable prior year development in the Business Insurance segment in the first nine months of 2006 was partially offset by the increase to asbestos and environmental reserves as well as an increase to reserves for runoff assumed reinsurance business. Catastrophe losses in both 2007 and 2006 primarily resulted from wind, rain and hail storms in several regions of the United States.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs totaled $956 million in the third quarter of 2007, $98 million, or 11%, higher than the comparable total of $858 million in the same 2006 period. Through the first nine months of 2007, these expenses totaled $2.74 billion, $268 million, or 11%, higher than the nine-month 2006 total of $2.47 billion. The increases in both periods primarily reflected the growth in business volume, and also included $70 million and $126 million increases in the third quarter and first nine months of 2007, respectively, from the implementation of a new fixed agent compensation program described in more detail below.

General and Administrative Expenses

General and administrative expenses totaled $817 million in the third quarter of 2007, a decrease of $52 million, or 6%, from the comparable 2006 total of $869 million. The decline primarily reflected the impact of the Company’s implementation of a new compensation program for the majority of its agents (described below), which was largely offset by expenses related to increased business volume, continued expenditures to support business growth and product development and increased costs associated with the Company’s national advertising campaign that was launched in the second quarter of 2006. Through the first nine months of 2007, general and administrative expenses totaled $2.49 billion, $43 million, or 2%, lower than the nine-month 2006 total of $2.53 billion, primarily reflecting the factors described above.

In the first quarter of 2007, the Company discontinued the use of contingent commissions and implemented a new fixed agent compensation program for all of its personal lines business. The Company also offered the majority of its agents conducting commercial business the option to switch to this new program. The Company anticipates that its total payout rate for all agent compensation in 2007 will be substantially the same as in 2006; however, the change to the new program created a difference in the timing of commission expense recognition. The cost of the new program is required to be deferred and amortized over the related policy period (generally six to twelve months), whereas the cost of the contingent commission program was not subject to deferred acquisition cost accounting treatment and, therefore, was expensed as incurred. That timing difference will result in a benefit to income during the 2007 transition year. The impact of this change in the third quarter and first nine months of 2007 was to lower reported expenses by $99 million and $286 million, respectively, in the “General and Administrative Expenses” income statement line, and increase reported expenses by $70 million and $126 million, respectively, in the “Amortization of Deferred Acquisition Costs” income statement line, compared to what would have been reported under the prior contingent commission program.

Interest Expense

Interest expense of $94 million in the third quarter of 2007 was $6 million higher than the comparable 2006 total of $88 million, primarily reflecting the impact of the Company’s issuance of debt, described in more detail in the “Liquidity and Capital Resources” section herein. Interest expense through the first nine months of 2007 totaled $255 million, compared with $242 million in the same period of 2006.

GAAP Combined Ratios

The consolidated loss and loss adjustment expense ratio of 53.6% in the third quarter of 2007 was 3.1 points lower than the comparable 2006 third quarter loss and loss adjustment expense ratio of 56.7%. The 2007 and 2006 third quarter loss and loss adjustment expense ratios included benefits of 4.3 points and 1.7 points, respectively, from net favorable prior year reserve development. Catastrophe losses accounted for 0.3 points of both the 2007 and 2006 third quarter loss and loss adjustment expense ratios. Through the first nine months of 2007, the loss ratio of 56.6% was 1.7 points lower than the 2006 nine-month loss ratio of 58.3%. The 2007 and 2006 nine-month loss ratios included benefits of 2.6 points and 1.5 points, respectively, from net favorable prior year reserve development. Catastrophe losses accounted for 0.6 points and 0.5 points, respectively, of the nine-month 2007 and 2006 loss ratios. The 2007 third quarter and nine-month loss and loss adjustment expense ratios excluding catastrophe losses and prior year reserve development improved over the comparable 2006 ratios on the same basis, reflecting continuing improvement in current accident year results in several lines of business. The underwriting expense ratios of 30.8% and 30.5% for the third quarter and first nine months of 2007, respectively, were 0.3 points and 0.2 points higher, respectively, than the comparable 2006 underwriting expense ratios. The implementation of the new fixed agent compensation program described above provided benefits of 0.5 points and 1.0 points, respectively, to the expense ratios in the third quarter and first nine months of 2007, which were offset by the increases in expenses discussed above.

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

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2007	2006	2007	2006

Revenues:
Earned premiums	$2,850	$2,737	$8,415	$8,095
Net investment income	664	610	2,075	1,881
Fee income	148	150	395	453
Other revenues	1	8	15	24
Total revenues	$3,663	$3,505	$10,900	$10,453

Total claims and expenses	$2,550	$2,674	$7,805	$7,836

Operating income	$803	$613	$2,286	$1,919

Loss and loss adjustment expense ratio	53.3%	61.5%	57.3%	60.8%
Underwriting expense ratio	30.7	30.5	30.5	30.1
GAAP combined ratio	84.0%	92.0%	87.8%	90.9%

Overview

Operating income of $803 million in the third quarter of 2007 was $190 million, or 31%, higher than operating income of $613 million in the same period of 2006. Through the first nine months of 2007, operating income of $2.29 billion was $367 million, or 19%, higher than operating income of $1.92 billion in the same period of 2006. The increase in the third quarter of 2007 primarily reflected increases in net favorable prior year reserve development and net investment income, and the continuation of favorable current accident year results. The increase through the first nine months of 2007 reflected these factors as well as the resolution of certain tax matters in the first half of the year. In addition, results in the third quarter and first nine months of 2007 benefited from the change to the new fixed agent compensation program that is described in more detail in the “Consolidated Overview” section herein.

Earned Premiums

Earned premiums in the third quarter and first nine months of 2007 increased 4% over the same periods of 2006, reflecting the growth in written premium volume over the prior twelve months in the majority of the markets comprising this segment, driven by strong business retention rates coupled with increases in new business volume.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2007.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools. The $2 million and $58 million declines in fee income in the third quarter and first nine months of 2007, respectively, compared with the same 2006 periods primarily resulted from lower serviced premium volume due to the depopulation of workers’ compensation residual market pools, and the impact of lower loss costs on fee income due to workers’ compensation reforms, primarily in California.

Claims and Expenses

Claims and claim adjustment expenses in the third quarter of 2007 totaled $1.59 billion, a decrease of $152 million, or 9%, compared with the same 2006 period. Increases due to growth in business volume were offset by net favorable prior year reserve development in the third quarter of $165 million and continued favorable current accident year results. The Company’s completion of its annual in-depth asbestos claim review and quarterly asbestos reserve review during the third quarter of 2007 resulted in no change to the Company’s asbestos reserves. In the third quarter of 2006, net unfavorable prior loss development totaled $46 million, driven by a $155 million increase to asbestos reserves and a $120 million increase to environmental reserves, which were partially offset by other net favorable prior year reserve development of $229 million. The net favorable prior year reserve development in the third quarter of 2007 and the other net favorable prior year reserve development of $229 million in the same period of 2006 were primarily due to better than expected loss development for recent accident years in the commercial multi-peril, general liability, commercial auto and property product lines. The commercial multi-peril and general liability product lines experienced better than anticipated loss development that was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial automobile product line experienced better than expected loss development due to more favorable legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology. In the property product line, the net favorable development in 2006 primarily reflected less “demand surge” inflation than originally estimated for 2005 accident year non-catastrophe losses. “Demand surge” refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services. There were no catastrophe losses incurred in the third quarters of 2007 or 2006.

Through the first nine months of 2007, claim and claim adjustment expenses of $5.00 billion were $148 million lower than the comparable 2006 total. Net favorable prior year reserve development in the first nine months of 2007 totaled $252 million, compared with net favorable prior year reserve development of $7 million in the same period of 2006, primarily driven in both years by the factors described above. In addition, in 2007, the net total prior year development in the first nine months included a $185 million increase to environmental reserves in the second quarter, discussed in more detail in the “Environmental Claims and Litigation” section herein. In 2006, in addition to the factors described above impacting the third quarter of the year, net unfavorable prior year reserve development in runoff assumed reinsurance business during the first half of the year contributed to the nine-month net prior year development total. There were no catastrophe losses incurred in the first nine months of 2007 or 2006.

The amortization of deferred acquisition costs totaled $451 million in the third quarter of 2007, 14% higher than the comparable 2006 total of $397 million. Through the first nine months of 2007, the amortization of deferred acquisition costs totaled $1.29 billion, 12% higher than the comparable 2006 total of $1.15 billion. The increases reflected the growth in business volume, as well as $35 million and $64 million increases in the third quarter and first nine months of 2007, respectively, from the implementation of the new fixed agent compensation program described in more detail in the “Consolidated Overview” section herein.

General and administrative expenses in the third quarter of 2007 totaled $504 million, 5% lower than the comparable total of $531 million in the same period of 2006. Through the first nine months of 2007, general and administrative expenses of $1.52 billion were 1% lower than the comparable 2006 total. The implementation of the new fixed agent compensation program in the first quarter of 2007 resulted in reductions of $49 million and $144 million in the third quarter and first nine months of 2007, respectively, in reported general and administrative expenses compared to what would have been reported under the prior contingent commission program during those periods. Those reductions were partially offset in the third quarter of 2007 and substantially offset in the first nine months of 2007 by an increase in expenses related to growth in business volume and continuing expenditures to support business growth and product development. The 2007 nine-month total also reflected a higher level of costs associated with the Company’s national advertising campaign that was launched in the second quarter of 2006, whereas the 2006 nine-month total included a provision for legal expenses related to investigations of various business practices by certain governmental agencies.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 53.3% in the third quarter of 2007 was 8.2 points lower than the comparable 2006 ratio of 61.5%. In the third quarter of 2007, net favorable prior year reserve development provided a 5.9 point benefit to the loss and loss adjustment expense ratio, whereas the 2006 third quarter loss and loss adjustment expense ratio included a 1.7 point impact from net unfavorable prior year reserve development. Through the first nine months of 2007, the loss and loss adjustment expense ratio of 57.3% was 3.5 points lower than the comparable 2006 ratio of 60.8%. Net favorable prior year reserve development provided 3.0 point and 0.1 point benefits to the loss and loss adjustment expense ratio for the first nine months of 2007 and 2006, respectively. Adjusting for the impact of prior year reserve development in all periods, the loss and loss adjustment expense ratios for the third quarter and first nine months of 2007 were both 0.6 points better than the comparable 2006 ratios, reflecting continued favorable current accident year results.

The underwriting expense ratios of 30.7% and 30.5% for the third quarter and first nine months of 2007 were 0.2 and 0.4 points higher than the respective 2006 ratios, primarily reflecting the increases in expenses described above, which more than offset the 0.5 point and 0.9 point benefits to the expense ratio resulting from the implementation of the new fixed agent compensation program.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Select Accounts	$661	$661	$2,124	$2,069
Commercial Accounts	695	673	2,020	1,899
National Accounts	444	507	1,435	1,630
Industry-Focused Underwriting	604	569	1,822	1,706
Target Risk Underwriting	573	581	1,718	1,705
Specialized Distribution	257	266	788	793
Total Business Insurance Core	3,234	3,257	9,907	9,802
Business Insurance Other	9	—	44	23
Total Business Insurance	$3,243	$3,257	$9,951	$9,825

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Select Accounts	$637	$625	$2,069	$2,009
Commercial Accounts	615	575	1,837	1,698
National Accounts	245	254	786	820
Industry-Focused Underwriting	584	548	1,746	1,629
Target Risk Underwriting	394	377	1,286	1,238
Specialized Distribution	243	255	771	780
Total Business Insurance Core	2,718	2,634	8,495	8,174
Business Insurance Other	8	10	46	29
Total Business Insurance	$2,726	$2,644	$8,541	$8,203

In Business Insurance Core, gross written premiums in the third quarter of 2007 declined slightly from the same period of 2006, whereas net written premiums in the third quarter of 2007 increased 3% over the third quarter of 2006. Through the first nine months of 2007, gross and net written premiums increased 1% and 4%, respectively, over the comparable 2006 totals. The difference in growth rates between gross and net written premiums in both periods of 2007 was concentrated in National Accounts, due to the nature of certain products offered in this market, for which a significant portion of gross written premiums are ceded to other insurers; as a result, a decline in gross written premiums does not necessarily have a proportional impact on net written premiums. All markets in Business Insurance Core operations, except National Accounts and Specialized Distribution, recorded net written premium growth in the third quarter and first nine months of 2007, driven by higher new business volume throughout the majority of markets coupled with continued strong business retention rates. Net written premium growth in both periods of 2007 also benefited from reductions in ceded premiums related to catastrophe reinsurance coverage.

Select Accounts. Net written premiums grew 2% and 3% in the third quarter and first nine months of 2007, respectively, over the same periods of 2006. New business volume increased in the third quarter and first nine months of 2007 over the same periods of 2006, due in part to the recent introduction of the Company’s enhanced quote-to-issue agency platform and multivariate pricing program in 29 states. That platform is expected to be introduced in the remainder of the United States over the next six months. Enhanced marketing efforts and additional products sold to existing customers also contributed to new business growth in 2007. Business retention rates remained strong in the third quarter and first nine months of 2007. Renewal price increases in this market were lower during the third quarter and first nine months of 2007 than in the respective periods of 2006, as price increases for coastal coverages were partially offset by declines in renewal price changes for non-coastal coverages, which continue to be impacted by competitive market conditions.

Commercial Accounts. Net written premium growth of 7% and 8% in the third quarter and first nine months of 2007, respectively, over the same periods of 2006, was primarily driven by an increase in new business volume, coupled with continued strong business retention rates. The growth in new business volume reflected the impact of recent product introductions, additional products sold to existing customers and increased marketing efforts. Renewal price changes in this market declined from 2006 and were slightly negative in 2007, primarily reflecting competitive market conditions.

National Accounts. Net written premiums for the third quarter and first nine months of 2007 declined 4% from the same periods of 2006, reflecting competitive market conditions that resulted in lower business volume.

Industry-Focused Underwriting. Net written premiums in the third quarter and first nine months of 2007 increased 7% over the respective periods of 2006. The third quarter increase was driven by the Construction business unit, where favorable economic conditions contributed to higher new business volume; the Oil & Gas business unit, due to increased business retention rates and continued strong renewal price changes; and the Agribusiness unit, due to new business volume. Through the first nine months of 2007, all five business units comprising this category recorded premium growth over the same 2006 period, primarily resulting from the factors described for the three business units above, as well as continued strong new business volume and business retention rates in the Technology and Public Sector business units.

Target Risk Underwriting. Net written premium growth of 5% and 4% in the third quarter and first nine months of 2007, respectively, over the same periods of 2006, was driven in both periods by increases in the Inland Marine and National Property business units. Strong growth in new business volume accounted for the increase in Inland Marine net written premium volume, whereas National Property’s premium volume growth was driven by continued strong business retention rates and a decline in premiums ceded for catastrophe reinsurance coverage. Growth in these two business units was partially offset by a decline in Excess Casualty.

Specialized Distribution. Net written premiums in the third quarter and first nine months of 2007 declined 5% and 1%, respectively, from the same periods of 2006. The third quarter decline was driven by the National Programs business unit, reflecting reductions in new business volume and business retention rates due to competitive market conditions. In the first nine months of 2007, premium growth in the Northland business unit, reflecting strong business retention rates and new business volume, was more than offset by premium declines in the National Programs business unit, reflecting the factors described above.

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

In late March 2007, the Company completed the sale of Afianzadora Insurgentes, which accounted for $0 and $25 million of net written premiums in the third quarter and first nine months of 2007, respectively, and $21 million and $59 million of net written premiums in the third quarter and first nine months of 2006, respectively. The impact of this transaction was not material to the Company’s results of operations or financial condition.

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2007	2006	2007	2006

Revenues:
Earned premiums	$854	$850	$2,542	$2,477
Net investment income	126	108	372	313
Other revenues	5	5	16	16
Total revenues	$985	$963	$2,930	$2,806

Total claims and expenses	$729	$760	$2,258	$2,203

Operating income	$183	$144	$491	$434

Loss and loss adjustment expense ratio	48.3%	54.1%	51.9%	53.2%
Underwriting expense ratio	36.3	34.9	36.4	35.3
GAAP combined ratio	84.6%	89.0%	88.3%	88.5%

Overview

Operating income of $183 million in the third quarter of 2007 was $39 million, or 27%, higher than operating income of $144 million in the same period of 2006, primarily driven by increases in net favorable prior year reserve development and net investment income, partially offset by an increase in expenses. Through the first nine months of 2007, operating income of $491 million was 13% higher than operating income of $434 million in the same 2006 period, driven primarily by increases in net favorable prior year reserve development and net investment income, partially offset by non-catastrophe losses in the United Kingdom related to flooding and an increase in expenses.

Earned Premiums

Earned premiums in the third quarter of 2007 were slightly higher than in the same period of 2006. Through the first nine months of 2007, earned premiums increased 3% over the same 2006 period. Adjusting for the sale of Afianzadora Insurgentes in both years, earned premiums in the third quarter and first nine months of 2007 grew 3% and 4%, respectively, over the same periods of 2006. Earned premium growth over the respective periods of 2006 was concentrated in the International and Lloyd’s group, driven by growth in business volume over the preceding twelve months and the favorable impact of foreign currency rates of exchange. Earned premium growth in the first nine months of 2007 in this group also benefited from adjustments to prior year premium estimates for the Company’s operations at Lloyd’s. In addition, in the Bond & Financial Products group, construction surety business volume in the third quarter and first nine months of 2007 increased over the same periods of 2006.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2007.

Claims and Expenses

Claims and claim adjustment expenses totaled $419 million in the third quarter of 2007, a decrease of 9% from the same 2006 period, primarily reflecting an increase in net favorable prior year reserve development and the impact of the sale of Afianzadora Insurgentes, partially offset by the increase in business volume. Through the first nine months of 2007, claim and claim adjustment expenses of $1.33 billion were slightly higher than in the same period of 2006, as an increase in net favorable prior year reserve development and the impact of the sale of Afianzadora Insurgentes was more than offset by $37 million of non-catastrophe losses incurred in the United Kingdom in 2007 related to flooding and an increase in business volume. Net favorable prior year reserve development in the third quarter and first nine months of 2007 totaled $42 million and $57 million, respectively, compared to $1 million and $10 million in the respective periods of 2006. The net favorable development in the third quarter of 2007 primarily reflected better than expected loss development in international property, employers’ liability and professional liability lines of business for recent accident years, which was attributable to several factors, including enhanced pricing and underwriting strategies throughout the international operations, and the favorable impact of legal and judicial reforms in Ireland.

General and administrative expenses totaled $144 million and $435 million, respectively, in the third quarter and first nine months of 2007, representing increases of 7% and 8% over the respective periods of 2006. These increases primarily reflected the segment’s continued expenditures to support business growth and the impact of foreign currency exchange rates. The Company’s implementation of a new fixed agent compensation program in the first quarter of 2007 did not have a material impact on this segment.

GAAP Combined Ratio

The loss and loss adjustment expense ratios of 48.3% and 51.9% in the third quarter and first nine months of 2007, respectively, were 5.8 points and 1.3 points lower than in the same 2006 periods, primarily reflecting the factors described above. The third quarter and first nine months of 2007 ratios included 4.8 point and 2.2 point benefits, respectively, from net favorable prior year reserve development, compared with 0.2 point and 0.4 point benefits in the same periods of 2006. The underwriting expense ratios of 36.3% and 36.4% in the third quarter and first nine months of 2007, respectively, were 1.4 points and 1.1 points higher than the comparable 2006 expense ratios, driven by the increase in expenses supporting business growth.

Written Premiums

Financial, Professional & International Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Bond & Financial Products	$679	$694	$1,986	$1,990
International and Lloyd’s	299	280	1,030	962
Total Financial, Professional & International Insurance	$978	$974	$3,016	$2,952

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Bond & Financial Products	$655	$664	$1,624	$1,617
International and Lloyd’s	263	248	878	812

Total Financial, Professional & International Insurance	$918	$912	$2,502	$2,429

Gross and net written premiums in the third quarter of 2007 increased slightly over the same period of 2006. Adjusting for the sale of Afianzadora Insurgentes, gross and net written premiums increased 3% compared with the third quarter of 2006. Net written premiums in the Bond & Financial Products group for the third quarter of 2007 increased 2% over the same period of 2006 (adjusted for the sale of Afianzadora Insurgentes), primarily due to increased construction surety business volume resulting from strong economic conditions in the public works sector of the construction industry. For Bond and Financial Products (excluding the surety line of business, for which these are not relevant measures), business retention rates in the third quarter of 2007 remained strong but declined from recent quarters, renewal price changes were positive but down from the same period of 2006, and new business levels declined due in part to competitive market conditions. In the International and Lloyd’s group, net written premiums in the third quarter of 2007 increased $15 million, or 6%, over the same period of 2006, primarily reflecting strong business volume in Canada and the favorable impact of foreign currency exchange rates. Business retention rates remained strong, and new business volume was level with the third quarter of 2006. Renewal price changes in the International and Lloyd’s group declined slightly from the third quarter of 2006.

Through the first nine months of 2007, gross and net written premiums for the segment both increased 4% over the comparable 2006 total (adjusted for the sale of Afianzadora Insurgentes), primarily reflecting the factors impacting the third quarter described above. Year-to-date net written premium volume in the International and Lloyd’s group in 2007 also benefited from adjustments to prior year premium estimates in the first quarter of the year in the Lloyd’s operation.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

In early April 2007, the Company completed the sale of Mendota, which primarily offered non-standard automobile coverage and accounted for $0 and $49 million of net written premiums in the third quarter and first nine months of 2007, respectively, and $48 million and $146 million of net written premiums in the third quarter and first nine months of 2006, respectively. The impact of this transaction was not material to the Company’s results of operations or financial condition.

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2007	2006	2007	2006

Revenues:
Earned premiums	$1,712	$1,673	$5,081	$4,860
Net investment income	139	140	432	411
Other revenues	23	23	68	69
Total revenues	$1,874	$1,836	$5,581	$5,340

Total claims and expenses	$1,473	$1,336	$4,408	$4,199

Operating income	$276	$341	$818	$784

Loss and loss adjustment expense ratio	56.8%	50.2%	57.8%	56.9%
Underwriting expense ratio	28.0	28.2	27.6	28.0
GAAP combined ratio	84.8%	78.4%	85.4%	84.9%

Overview

Operating income of $276 million in the third quarter of 2007 was $65 million, or 19%, lower than operating income of $341 million in the same period of 2006, primarily reflecting a decline in net favorable prior year reserve development. Through the first nine months of 2007, operating income of $818 million was $34 million, or 4%, higher than operating income in the same 2006 period. The increase in nine-month operating income in 2007 primarily reflected growth in business volume and net investment income, partially offset by a decline in net favorable prior year reserve development. Results in 2007 also benefited from the Company’s implementation of a new fixed agent compensation program in the first quarter of 2007, which is described in more detail in the “Consolidated Overview” section herein. Catastrophe losses in the third quarter and first nine months of 2007 totaled $14 million and $99 million, respectively, compared with catastrophe losses of $15 million and $82 million in the respective periods of 2006.

Earned Premiums

Earned premium growth of 2% and 5% in the third quarter and first nine months of 2007, respectively, over the comparable 2006 totals primarily reflected continued strong business retention rates and renewal price changes, and growth from new business volumes over the preceding twelve months, partially offset by the impact of the sale of Mendota in early April 2007.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s net investment income in 2007.

Claims and Expenses

Claims and claim adjustment expenses in the third quarter of 2007 totaled $972 million, an increase of $133 million, or 16%, over the same period of 2006, primarily reflecting a decline in net favorable prior year reserve development and increased business volume, partially offset by the impact of the sale of Mendota. Net favorable prior year reserve development in the third quarter of 2007 totaled $24 million, driven by better than expected automobile loss experience due in part to claim initiatives previously instituted. Net favorable prior year reserve development in the third quarter of 2006 totaled $132 million. Approximately $100 million of the 2006 total was the result of a reduction in loss estimates for catastrophes incurred in 2005, primarily due to lower than expected additional living expense losses related to Hurricane Katrina. The remainder of net favorable prior year reserve development in the third quarter of 2006 was driven by better than expected auto bodily injury loss experience and a decline in the frequency of non-catastrophe losses in the Homeowners and Other line of business. Catastrophe losses in the third quarters of 2007 and 2006 totaled $14 million and $15 million, respectively.

Through the first nine months of 2007, claim and claim adjustment expenses totaled $2.94 billion, an increase of $170 million over the comparable 2006 total of $2.77 billion, primarily reflecting a decline in net favorable prior year reserve development and increased business volume, partially offset by the impact of the sale of Mendota. Net favorable prior year reserve development in the first nine months of 2007 totaled $109 million, driven by better than expected automobile loss experience due in part to claim initiatives and fewer than expected late reported homeowners’ claims related to non-catastrophe weather events that occurred in the fourth quarter of 2006. In addition, a portion of net favorable prior year reserve development in the Homeowners and Other line of business in the first nine months of 2007 was attributable to a decrease in the number of claims due to changes in the marketplace, including higher deductibles and fewer small-dollar claims. These changes also resulted in a change in historical loss development patterns. Net favorable prior year reserve development in the first nine months of 2006 totaled $220 million, primarily reflecting the factors impacting the third quarter of 2006 discussed in the preceding paragraph. Catastrophe losses totaled $99 million and $82 million in the first nine months of 2007 and 2006, respectively, resulting from several wind, rain and hail storms in portions of the United States.

The amortization of deferred acquisition costs totaled $339 million in the third quarter of 2007, $42 million, or 14%, higher than the comparable 2006 total of $297 million. Through the first nine months of 2007, the amortization of deferred acquisition costs totaled $962 million, an increase of $110 million, or 13%, over the comparable 2006 total of $852 million. The increases include $31 million and $55 million for the three months and nine months ended September 30, 2007, respectively, from the implementation of the new fixed agent compensation program in 2007 described in more detail in the “Consolidated Overview” section herein, as well as growth in business volume, partially offset by the impact of the sale of Mendota.

General and administrative expenses totaled $162 million in the third quarter of 2007, a decrease of $38 million, or 19%, from the third quarter 2006 total of $200 million. Through the first nine months of 2007, general and administrative expenses totaled $509 million, a decrease of $71 million, or 12%, from the comparable 2006 total of $580 million. The decreases in expenses in 2007 primarily reflected a decline in commission expenses resulting from the implementation of the new fixed agent compensation program, as well as the impact of the sale of Mendota, which were partially offset by expenses related to increased business volume, and continued investments to support business growth and product development. The nine-month total in 2006 included a provision for legal expenses related to investigations of various business practices by certain governmental agencies. The implementation of the new fixed agent compensation program in the first quarter of 2007 resulted in $44 million and $125 million reductions in reported general and administrative expenses for the third quarter and first nine months of 2007, respectively, compared to what would have been reported under the prior contingent commission program.

GAAP Combined Ratio

The loss and loss adjustment expense ratios of 56.8% and 57.8% in the third quarter and first nine months of 2007, respectively, were 6.6 points and 0.9 points higher than the comparable 2006 ratios, primarily reflecting the decline in net favorable prior year reserve development. The third quarter and nine-month ratios in 2007 included 1.4 point and 2.1 point benefits, respectively, from net favorable prior year reserve development, compared with 7.9 point and 4.5 point benefits in the same periods of 2006. Catastrophe losses accounted for 0.8 points and 1.9 points of the loss and loss adjustment expense ratios in the third quarter and first nine months of 2007, respectively. The impact of catastrophes on the respective 2006 loss and loss adjustment expense ratios was 0.9 points and 1.7 points.

The underwriting expense ratio of 28.0% in the third quarter of 2007 was 0.2 points lower than the comparable 2006 expense ratio of 28.2%. Through the first nine months of 2007, the underwriting expense ratio of 27.6% was 0.4 points lower than the comparable 2006 ratio of 28.0%. The third-quarter and nine-month ratios in 2007 reflected 0.8 point and 1.4 point benefits, respectively, from the implementation of the new fixed agent compensation program, which were partially offset by the increase in other expenses described above.

Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Automobile	$914	$943	$2,816	$2,845
Homeowners and Other	962	926	2,647	2,485
Total Personal Insurance	$1,876	$1,869	$5,463	$5,330

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Automobile	$901	$934	$2,781	$2,817
Homeowners and Other	849	794	2,428	2,264
Total Personal Insurance	$1,750	$1,728	$5,209	$5,081

Gross and net written premiums in the third quarter of 2007 were slightly higher than in the same 2006 period. Gross and net written premiums in the first nine months of 2007 increased 2% and 3% over the respective totals in the same period of 2006. Adjusting for the sale of Mendota in all periods, net written premiums in the Personal Insurance segment in 2007 increased 4% and 5% over the third quarter and first nine months of 2006, respectively. The increases were driven by continued strong retention rates and renewal price increases, partially offset by a decline in new business volume. A portion of the increase in net written premiums in the third quarter of 2007 over the same period of 2006 was attributable to the timing of premiums ceded related to catastrophe reinsurance. Through the first nine months of 2007, the amount of premiums ceded related to catastrophe reinsurance in 2007 for the Personal Insurance segment was virtually level with the same period of 2006. A further discussion of the components of the Company’s catastrophe reinsurance program is included in the “Capital Resources” section herein.

In the Automobile line of business, net written premiums in the third quarter and first nine months of 2007 declined 4% and 1%, respectively, from the same periods of 2006. Adjusting for the impact of Mendota for all periods, net written premiums in the Automobile line of business in the third quarter and first nine months of 2007 increased 1% and 2%, respectively, over the same periods of 2006. That growth primarily reflected renewal price change increases coupled with continued strong retention rates, partially offset by a decline in new business volume due to competitive market conditions.

In the Homeowners and Other line of business, net written premiums in the third quarter and first nine months of 2007 grew 7% over the same periods of 2006, primarily reflecting renewal price change increases, particularly for coastal coverages, coupled with continued strong retention rates. New business volume in this line of business in the third quarter and first nine months of 2007 declined from the same 2006 periods. Adjusting for the sale of Mendota for all periods, net written premiums in the Homeowners and Other line of business in the third quarter and first nine months of 2007 increased 7% and 8%, respectively, over the same periods of 2006.

The Personal Insurance segment had approximately 7.1 million and 6.9 million policies in force at September 30, 2007 and 2006, respectively, excluding Mendota in both years.

INTEREST EXPENSE AND OTHER

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Net loss	$(64)	$(61)	$(152)	$(130)

After-tax interest expense in the third quarter and first nine months of 2007 totaled $60 million and $165 million, respectively, compared with $57 million and $155 million in the respective periods of 2006. The net losses in this category for the first nine months of both 2007 and 2006 were reduced by the favorable resolution of various prior year tax matters. The net loss in the first nine months of 2007 also included an after-tax loss of $25 million related to the Company’s redemption of its 4.5% contingently convertible debentures in April 2007, consisting of the redemption premium paid and the write-off of remaining debt issuance costs.

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders. While the Company has experienced a decrease in asbestos claims over the past several years, the Company continues to receive a significant number of asbestos claims from the Company’s policyholders (which include others seeking coverage under a policy), including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the focus on previously peripheral defendants. The focus on these defendants is primarily the result of the number of traditional asbestos defendants that have sought bankruptcy protection in previous years. In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. Bankruptcy proceedings have also caused increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on previously peripheral defendants, contributes to the loss and loss expense payments experienced by the Company. In addition, the Company’s asbestos-related loss and loss expense experience is impacted by the exhaustion or unavailability due to insolvency of other insurance potentially available to policyholders along with the insolvency or bankruptcy of other defendants.

The Company continues to be involved in coverage litigation concerning a number of policyholders, some of whom have filed for bankruptcy, who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage. In these instances, policyholders also may assert that each individual bodily injury claim should be treated as a separate occurrence under the policy. It is difficult to predict whether these policyholders will be successful on both issues. To the extent both issues are resolved in policyholders’ favor and other Company defenses are not successful, the Company’s coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders. Accordingly, although the Company has seen a moderation in the overall risk associated with these lawsuits, it remains difficult to predict the ultimate cost of these claims.

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

On July 6, 2007, the Company announced that it had entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS.  Under the settlement agreement, the Company will contribute $449 million to a trust to be established pursuant to ACandS’ plan of reorganization.  In exchange, the Company will be released from any obligations it has to ACandS for asbestos-related claims and will be protected from any such claims by injunctions to be issued in the Company’s favor by the federal court overseeing ACandS’ bankruptcy case.  The Company expects to seek to recover approximately $84 million of the $449 million from reinsurers.  The settlement is subject to a number of contingencies, including final court approval of a plan of reorganization for ACandS, and the issuance of the injunctions described above.  On August 27, 2007 the bankruptcy court overseeing ACandS’ bankruptcy approved the settlement and no appeals from that approval were taken. As a result, the Company has placed $449 million into escrow and upon fulfillment of all contingencies those funds will be released from escrow to the trust created under ACandS’ plan of reorganization. The release of the funds to the trust will be recorded as a paid claim and a reduction in claim reserves and, accordingly, there will be no effect on the Company’s results of operations. (Also, see “Part II — Item 1, Legal Proceedings”).

In addition to claims against policyholders, proceedings have been launched directly against insurers, including the Company, by individuals challenging insurers’ conduct with respect to the handling of their asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions. Additionally, Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, has entered into settlement agreements, which have been approved by the court in connection with the proceedings initiated by TPC in the Johns-Manville bankruptcy court. On March 29, 2006, the United States District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Five appeals from the March 29, 2006 ruling were filed in the U.S. Court of Appeals for the Second Circuit, and TPC filed a cross-appeal. Two appellants have voluntarily dismissed their appeals and a motion to dismiss the cross-appeal was filed. Additionally, TPC appealed from a procedural order of the district court relating to the timeliness of the cross-appeal. On January 17, 2007, the Second Circuit dismissed TPC’s cross-appeal and denied TPC’s appeal from the procedural order. The three remaining principal appeals have been consolidated for disposition and remain pending. Oral argument on the appeals is currently scheduled for November 16, 2007. It is not possible to predict how the appellate court will rule on the pending appeals.   If the rulings of the district court are affirmed through the appellate process, then TPC will have resolved substantially all of the pending direct action claims against it.  (Also, see “Part II — Item 1, Legal Proceedings”).

Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder annually. In the course of this review, the Company considers, among other factors: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.

In the third quarter of 2007, the Company completed its annual in-depth asbestos claim review and quarterly asbestos reserve review. The trends noted at the completion of the 2006 review continued into 2007. The trends include:

•                  the emergence of more stable payment trends for a large proportion of policyholders;

•                  a decrease in the number of new claims received;

•                  a decrease in the number of large asbestos exposures confronting the Company due to additional settlement activity;

•                  a decrease in the number and volatility of asbestos-related bankruptcies; and

•                  the absence of new theories of liability or new classes of defendants.

The Company believes that these trends indicate a reduction in the volatility associated with the Company’s overall asbestos exposure. Nonetheless, there remains a high degree of uncertainty with respect to future exposure from asbestos claims.

As in prior years, the annual claim review considered active policyholders and litigation cases for potential product and “non-product” liability. Developing payment trends among policyholders in the Home Office, Field Office and Assumed and International categories were also analyzed. The Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, continued to experience an overall reduction in new claim filings. In addition, the number of policyholders tendering asbestos claims for the first time also declined. However, defense costs in these categories remain at similar levels to what the Company has experienced in recent years due to the level of trial activity involving impaired individuals. Payments in the Assumed and International category increased in 2007 mainly as a result of increased commutation activity.

For those policyholders for which an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined, the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections. The Company also compares its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Beginning in the first quarter of 2007, the Company supplemented its existing annual in-depth and quarterly asbestos review processes with additional aggregate quarterly reserve analyses. The completion of these reviews and analyses during the third quarter resulted in no change to the Company’s asbestos reserves. Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company’s evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.

Net asbestos losses and expenses paid in the first nine months of 2007 were $266 million, compared with $341 million in the same period of 2006. Gross paid losses in the first nine months of 2007 were lower than in the same period of 2006 primarily due to installment payments made during 2006 on settlements reached in prior years. Additionally, net paid losses were lower due to increased reinsurance billings in 2007. Approximately 36% and 54% of total net paid losses in the first nine months of 2007 and 2006, respectively, related to policyholders with whom the Company has entered into settlement agreements limiting the Company’s liability. Net asbestos reserves totaled $3.79 billion at September 30, 2007, compared with $4.18 billion at September 30, 2006.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2007	2006
Beginning reserves:
Direct	$4,777	$5,103
Ceded	(726)	(739)
Net	4,051	4,364

Incurred losses and loss expenses:
Direct	(1)	196
Ceded	1	(41)
Net	—	155

Accretion of discount:
Direct	—	1
Ceded	—	—
Net	—	1

Losses paid:
Direct	329	375
Ceded	(63)	(34)
Net	266	341

Ending reserves:
Direct	4,447	4,925
Ceded	(662)	(746)
Net	$3,785	$4,179

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

The Company has been, and continues to be, involved in litigation involving insurance coverage issues pertaining to environmental claims. The Company believes that some court decisions have interpreted the insurance coverage to be broader than the original intent of the insurers and policyholders. These decisions often pertain to insurance policies that were issued by the Company prior to the mid-1980s. These decisions continue to be inconsistent and vary from jurisdiction to jurisdiction. Environmental claims when submitted rarely indicate the monetary amount being sought by the claimant from the policyholder, and the Company does not keep track of the monetary amount being sought in those few claims which indicate a monetary amount.

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

The Company continues to receive notices from policyholders tendering environmental claims for the first time. These policyholders generally present smaller exposures, have fewer sites and are lower-tier defendants. Further, in many instances clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the Company has experienced higher than expected defense and settlement costs, driven in part by coverage disputes with its policyholders and adverse judicial developments in certain states regarding the availability of coverage for environmental claims. In addition, while the Company continues to experience a decline in both the number of new policyholders tendering claims for the first time and the number of pending lawsuits between the Company and its policyholders pertaining to coverage for environmental claims, the Company has seen a moderation in the rate of this decline. As a result of these factors, the Company increased its environmental reserve by $185 million in the second quarter of 2007. The largest component of this increase was attributable to the reserve the Company carries for defending and/or prosecuting litigation relating to the Company’s coverage obligations for environmental claims.

Net paid losses in the first nine months of 2007 and 2006 were $91 million and $79 million, respectively. TPC entered into a significant settlement with one policyholder in 2005. TPC executed an agreement with this policyholder which resolved all past, present and future hazardous waste and pollution property damage claims, and all related past and pending bodily injury claims. In 2006, the Company made the final payment related to this settlement and billed a substantial portion of the total settlement to its reinsurers. In addition, TPC and this policyholder entered into a coverage-in-place agreement which addressed the handling and resolution of all future hazardous waste and pollution bodily injury claims. Under the coverage-in-place agreement, TPC has no defense obligation, and there is an overall cap with respect to any indemnity obligation that might be owed.

At September 30, 2007, approximately 88% of the net environmental reserve (approximately $449 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of litigating coverage disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 12% of the net environmental reserve (approximately $63 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2007	2006
Beginning reserves:
Direct	$413	$494
Ceded	5	(69)
Net	418	425

Incurred losses and loss expenses:
Direct	182	108
Ceded	3	12
Net	185	120

Losses paid:
Direct	97	142
Ceded	(6)	(63)
Net	91	79

Ending reserves:
Direct	498	460
Ceded	14	6
Net	$512	$466

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at September 30, 2007 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. In addition, the Company’s asbestos-related claims and claim adjustment expense experience has been impacted by the exhaustion or unavailability due to insolvency of other insurance sources potentially available to policyholders along with the insolvency or bankruptcy of other defendants, although the Company has noted a recent decrease in the number and volatility of asbestos-related bankruptcies. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation, including legislation related to asbestos reform. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments. (Also see “Part II — Item 1, Legal Proceedings”).

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. The liquidity requirements of the Company’s business have been met primarily by funds generated from operations, asset maturities and income received on investments. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. The timing and amount of catastrophe claims are inherently unpredictable. Such claims increase liquidity requirements. The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and reinsurance coverage disputes. Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. It is the opinion of the Company’s management that the Company’s future liquidity needs will be adequately met from all of the above sources. The Company also maintains liquidity at the holding company level. At September 30, 2007, total cash, short-term invested assets and other readily marketable securities aggregating $1.83 billion were held at the holding company. The assets held at the holding company, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are sufficient to meet its liquidity requirements. These liquidity requirements primarily include shareholder dividends and debt service. The Company also has the ability to issue securities under its shelf registration statement with the Securities and Exchange Commission and has access to liquidity through its $1 billion line of credit.

Operating Activities

Net cash flows provided by operating activities in the first nine months of 2007 and 2006 totaled $3.94 billion and $3.12 billion, respectively. Cash flows in 2007 reflected higher levels of collected premiums and net investment income, lower claim payments on catastrophe losses, as well as lower runoff claim payments in Business Insurance Other in comparison to the first nine months of 2006. These factors were partially offset by an increase in tax payments resulting from higher profitability.

Investing Activities

Net cash flows used in investing activities in the first nine months of 2007 and 2006 totaled $2.19 billion and $3.03 billion, respectively. Fixed maturity securities accounted for the majority of investment purchases in both years. As discussed in more detail in “Part II — Item 1, Legal Proceedings,” on July 6, 2007, the Company announced that it had entered into a settlement agreement, subject to contingencies, to resolve fully all current and future asbestos-related coverage claims relating to ACandS, Inc. As a result, the Company has placed $449 million into escrow and upon fulfillment of all contingencies those funds will be released from escrow to the trust created under ACandS’ plan of reorganization.  The Company funded the escrow through the purchase of short-term securities.

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations. The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the duration of the Company’s net insurance liabilities. The average duration of fixed maturities and short-term securities was 4.0 at September 30, 2007, unchanged from December 31, 2006.

The Company’s fixed maturity investment portfolio at September 30, 2007 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective market value of $192 million (comprising approximately 0.3% of the Company’s total fixed maturity investments). The average credit rating on all of these securities and obligations held by the Company was “AAA” at September 30, 2007. The Company also has a small amount of residential mortgage loans in its investment portfolio, none of which had their ratings downgraded or were placed on credit watch in 2007. The Company believes it has a negligible exposure to sub-prime mortgages within its hedge fund investment portfolio.

The Company also invests much smaller amounts in equity securities, venture capital and real estate. These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity. During the second quarter of 2007, the Company sold a substantial portion of its venture capital investment portfolio.

The primary goals of the Company’s asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows. Generally, the expected principal and interest payments produced by the Company’s fixed income portfolio adequately fund the estimated runoff of the Company’s insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the present value of the net insurance liabilities, plus the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of the Company’s ability to fund the payment of claims without having to sell illiquid assets or access credit facilities.

Financing Activities

Net cash flows used in financing activities in the first nine months of 2007 and 2006 totaled $1.82 billion and $71 million, respectively. The 2007 total primarily reflected common share repurchases, the early redemption of debt, the repayment of maturing debt and dividends to shareholders, partially offset by the issuance of debt and proceeds from employee stock option exercises. The 2006 total reflected the issuance of debt and, to a lesser extent, proceeds from employee stock option exercises, offset by dividends to shareholders and common share repurchases.

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

The Company can redeem the debentures at its option, in whole or in part, at any time on or after March 15, 2017 at a redemption price of 100% of the principal amount being redeemed plus accrued but unpaid interest. The Company can redeem the debentures at its option prior to March 15, 2017 (a) in whole at any time or in part from time to time or (b) in whole, but not in part, in the event of certain tax or rating agency events relating to the debentures, at a redemption price equal to the greater of 100% of the principal amount being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest.

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

On May 29, 2007, the Company issued $250 million aggregate principal amount of 5.375% senior notes due June 15, 2012 (the 2012 senior notes), $450 million aggregate principal amount of 5.750% senior notes due December 15, 2017 (the 2017 senior notes), and $800 million aggregate principal amount of 6.250% senior notes due June 15, 2037 (the 2037 senior notes). The total net proceeds of these three senior note issuances, after original issuance discounts and the deduction of underwriting expenses and commissions and other expenses, were approximately $1.47 billion. Interest on each of the senior note issuances is payable semi-annually on June 15 and December 15, commencing December 15, 2007. Each series of senior notes is redeemable in whole at any time or in part from time to time, at the Company’s option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed, or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate plus 12.5 basis points for the 2012 senior notes, 15 basis points for the 2017 senior notes and 20 basis points for the 2037 senior notes. The Company applied a portion of the net proceeds of this offering to repay approximately $442 million of senior notes maturing on August 16, 2007 and to repay approximately $42 million of medium-term notes maturing in the third quarter of 2007. The remaining proceeds will be used for general corporate purposes. Prior to applying these proceeds, the Company invested them in investment grade, marketable securities.

On August 16, 2007, the Company’s $442 million, 5.01% senior notes matured and were fully paid.

Through the first nine months of 2007, medium-term notes with a cumulative par value of $72 million and interest rates ranging from 6.85% to 7.37% matured and were fully paid, including $42 million that matured in the third quarter.

Dividends. Dividends paid to shareholders totaled $557 million and $524 million in the first nine months of 2007 and 2006, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the Board of Directors deems relevant. Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

Share Repurchases. On May 2, 2006, the Company’s Board of Directors authorized a program to repurchase up to $2 billion of shares of the Company’s common stock.  In January 2007, the Board of Directors authorized an additional $3 billion for this program, increasing the share repurchase program to a total of up to $5 billion. Under this program, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  This program does not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions. The following table summarizes repurchase activity under this program in 2007.

Quarterly Period Ending	Total number of shares purchased	Total cost of shares Repurchased	Average price paid per share	Remaining capacity under share repurchase program
March 31, 2007	13,889,773	$725,070,439	$52.20	$3,153,874,729
June 30, 2007	11,390,800	621,499,960	54.56	2,532,374,769
September 30, 2007	11,751,435	600,233,261	51.08	1,932,141,508
Total	37,032,008	$1,946,803,660	$52.57	$1,932,141,508

Since the inception of the program in May 2006 through September 30, 2007, the Company has repurchased a cumulative total of 59.8 million shares for a total cost of $3.07 billion, or $51.29 per share.

Debt Fair Value Adjustment. Upon completion of the merger of SPC and TPC on April 1, 2004, the Company acquired all obligations related to SPC’s outstanding debt, which had a carrying value of $3.68 billion at the time of the merger. In accordance with purchase accounting, the carrying value of the SPC debt acquired was adjusted to market value as of April 1, 2004 using the effective interest rate method, which resulted in a $301 million adjustment to increase the amount of the Company’s consolidated debt outstanding. That fair value adjustment is being amortized over the remaining life of the respective debt instruments acquired. That amortization, which totaled $15 million and $26 million in the first nine months of 2007 and 2006, respectively, reduced reported interest expense.

Capital Resources

Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company’s capital structure at September 30, 2007 and December 31, 2006.

(in millions)	September 30, 2007	December 31, 2006
Debt:
Short-term	$500	$1,114
Long-term	5,725	4,588
Net unamortized fair value adjustments and debt issuance costs	18	58
Total debt	6,243	5,760

Preferred shareholders’ equity	115	129
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	25,897	24,554
Accumulated other changes in equity from nonowner sources	295	452
Total shareholders’ equity	26,307	25,135
Total capitalization	$32,550	$30,895

The $1.66 billion increase in total capitalization over year-end 2006 resulted from the Company’s net income in the first nine months of 2007 and the issuance of debt, partially offset by the impact of common share repurchases, debt maturities, debt redemptions and dividends to shareholders.

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

The following table summarizes the Company’s coverage under its General Catastrophe Treaty, effective for the period July 1, 2007 through June 30, 2008:

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

Terrorism Risk Insurance

The Terrorism Risk Insurance Act of 2002 and the Terrorism Risk Insurance Extension Act of 2005 established the Terrorism Risk Insurance Program, a temporary Federal program in the Department of the Treasury that provides for a system of shared public and private funding for insured losses resulting from acts of terrorism committed by or on behalf of a foreign interest.

Bills are pending in the House and Senate to extend the terrorism insurance program. The Company anticipates the program will be extended before it expires on December 31, 2007. However, it may not be extended and, if extended, it may contain substantial legislative changes and revisions, some of which may be favorable and some of which may be unfavorable for the Company.

Contractual Obligations

The following table presents the amounts and estimated future timing of the ultimate settlement of the Company’s uncertain tax positions as defined by Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109 (FIN 48).   See note 1 of the Company’s consolidated financial statements for a discussion on the adoption of FIN 48 on January 1, 2007.

The amounts in the table below represent potential future payment obligations related to the Company’s tax positions at September 30, 2007.  Interest and penalties accrued related to the unrecognized tax benefits, if any, are included in the amounts.

Payments Due by Period	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
(in millions)

Liabilities related to unrecognized tax benefits (1)	$288	$—	$288	$—	$—

(1)  Amounts are included in the consolidated balance sheet as “Other liabilities” and “Deferred tax assets.”

The Company’s liabilities related to unrecognized tax benefits have associated timing differences for which offsetting current and deferred tax assets exist and are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Receivables related to unrecognized tax benefits	$234	$—	$234	$—	$—

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

Claims – Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S of America, Travelers Personal single state companies, Travelers Europe, St. Paul Guarantee Insurance Company and St. Paul Travelers Insurance Company Limited by A.M. Best, Moody’s, S&P and Fitch as of October 25, 2007. The table also presents S&P’s Lloyd’s Syndicate Assessment rating for St. Paul Travelers Syndicate Management – Syndicate 5000. On October 1, 2007, retroactive to January 1, 2007, the Northland Pool was commuted and terminated. Four members of the former Northland Pool, consisting of Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company and American Equity Specialty Insurance Company, became members of the Travelers Reinsurance Pool. The fifth member of the former Northland Pool, American Equity Insurance Company, became a 100% reinsured affiliate of the Travelers Reinsurance Pool. Additionally, the individual 100% quota share reinsurance agreements for three former 100% reinsured affiliated companies of the Travelers Reinsurance Pool (St. Paul Guardian Insurance Company, St. Paul Mercury Insurance Company and Fidelity and Guaranty Insurance Underwriters, Inc.) were commuted and terminated. These three companies also became members of the Travelers Reinsurance Pool. All of these transactions were retroactive to January 1, 2007. In addition, on October 1, 2007, Discover Reinsurance Company was merged into The Travelers Indemnity Company. The table presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best	Moody’s	S&P	Fitch
Travelers Reinsurance Pool (a)(b)	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	AA (3rd of 24)
Travelers C&S of America	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	AA (3rd of 24)
First Floridian Auto and Home Ins. Co.	A- (4th of 16)	—	—	AA (3rd of 24)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA (3rd of 24)
The Premier Insurance Co. of MA	A (3rd of 16)	—	—	—
Travelers Europe	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	—
St. Paul Guarantee Insurance Company	A (3rd of 16)	—	—	—
St. Paul Travelers Insurance Company Limited	A (3rd of 16)	—	—	—
St. Paul Travelers Syndicate Management – Syndicate 5000	—	—	3- (9 of 15)	—

(a)           The Travelers Reinsurance Pool consists of:  The Travelers Indemnity Company, The Charter Oak Fire Insurance Company, The Phoenix Insurance Company, The Travelers Indemnity Company of Connecticut, The Travelers Indemnity Company of America, Travelers Property Casualty Company of America, Travelers Commercial Casualty Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Casualty and Surety Company, Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, American Equity Specialty Insurance Company, The Standard Fire Insurance Company, The Automobile Insurance Company of Hartford, Connecticut, Travelers Casualty Insurance Company of America, Farmington Casualty Company, Travelers Commercial Insurance Company, Travelers Casualty Company of Connecticut, Travelers Property Casualty Insurance Company, Travelers Personal Security Insurance Company, Travelers Personal Insurance Company, Travelers Excess and Surplus Lines Company, St. Paul Fire and Marine Insurance Company, St. Paul Surplus Lines Insurance Company, Athena Assurance Company, St. Paul Protective Insurance Company, St. Paul Medical Liability Insurance Company, St. Paul Guardian Insurance Company, St. Paul Mercury Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc., Discover Property & Casualty Insurance Company, Discover Specialty Insurance Company, and United States Fidelity and Guaranty Company.

(b)          The following affiliated companies are 100% reinsured by one of the pool participants noted in (a) above: Atlantic Insurance Company, Fidelity and Guaranty Insurance Company, Gulf Underwriters Insurance Company, American Equity Insurance Company, Select Insurance Company, St. Paul Fire and Casualty Insurance Company, The Travelers Lloyds Insurance Company and Travelers Lloyds of Texas Insurance Company.

Debt Ratings

The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries by A.M. Best, Moody’s, S&P and Fitch as of October 25, 2007. The table also presents the position of each rating in the applicable agency’s rating scale.

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

Rating Agency Actions

The following rating agency actions were taken with respect to the Company from July 1, 2007 through October 25, 2007:

•                   On October 2, 2007, A.M. Best upgraded the financial strength ratings to “A+” from “A” and issuer credit ratings to “aa-” from “a” for Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, American Equity Specialty Insurance Company and American Equity Insurance Company, formerly members of the Northland Pool. In addition, Fidelity and Guaranty Insurance Underwriters, Inc., St. Paul Guardian Insurance Company and St. Paul Mercury Insurance Company financial strength ratings of “A+” and issuer credit ratings of  “aa-” were affirmed. The outlook for all ratings is stable. Concurrently, A.M. Best withdrew the financial strength rating of “A” and issuer credit rating of “a” and assigned a category NR-5 (Not Formally Followed) to the Former Northland Pool. A.M. Best also withdrew the financial strength rating of “A-” and the issuer credit rating of “a-” of Discover Reinsurance Company in connection with the merger of Discover Reinsurance Company into Travelers Indemnity Company.

•                   On October 17, 2007, A.M. Best affirmed the financial strength rating of “A” and issuer credit rating of “a+” of St. Paul Travelers Insurance Company Limited. The ratings outlook remains stable.

CRITICAL ACCOUNTING ESTIMATES

The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments and goodwill impairments.

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

A portion of the Company’s loss reserves are for asbestos and environmental claims and related litigation, which totaled $4.30 billion at September 30, 2007. While the ongoing review of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2007			December 31, 2006
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$7,298	$12,386	$19,684	$7,555	$12,414	$19,969
Property	1,029	1,079	2,108	1,612	978	2,590
Commercial multi-peril	1,876	2,498	4,374	1,940	2,693	4,633
Commercial automobile	2,504	1,655	4,159	2,573	1,801	4,374
Workers’ compensation	9,343	6,416	15,759	9,142	6,337	15,479
Fidelity and surety	897	999	1,896	1,035	838	1,873
Personal automobile	1,448	1,023	2,471	1,505	1,092	2,597
Homeowners and personal—other	515	710	1,225	481	706	1,187
International and other	3,090	3,188	6,278	3,296	3,204	6,500
Property-casualty	28,000	29,954	57,954	29,139	30,063	59,202
Accident and health	72	10	82	76	10	86

Claims and claim adjustment expense reserves	$28,072	$29,964	$58,036	$29,215	$30,073	$59,288

The $1.25 billion decline in gross claims and claim adjustment expense reserves since December 31, 2006 reflected payments related to operations in runoff (including asbestos and environmental payments), prior year hurricane losses, and net favorable prior year reserve development.

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

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	September 30, 2007	December 31, 2006
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$11,094	$12,837
Allowance for uncollectible reinsurance	(720)	(773)
Net reinsurance recoverables	10,374	12,064
Structured settlements	3,646	3,758
Mandatory pools and associations	2,099	1,998
Total reinsurance recoverables	$16,119	$17,820

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

Valuation of Investments

Fixed Maturities and Equity Securities

The Company utilizes a nationally recognized pricing service to estimate fair value measurements for over 98% of its fixed maturities and equity securities. The pricing service utilizes market quotations for securities (e.g., public common and preferred and certain U.S. Treasuries) that have quoted prices in active markets. Since many fixed maturities do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

The pricing service evaluates each asset class on its own based on relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of use of inputs may change or some market inputs may not be relevant. Additionally, for some securities additional inputs may be necessary.

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

Other Investments

The Company’s investment portfolio includes non-publicly traded investments, such as venture capital investments (as discussed below), private equity limited partnerships, joint ventures, other limited partnerships, and certain fixed income securities. The Company uses the equity method of accounting for joint ventures, limited partnerships and certain private equity securities. Certain other private equity investments, including venture capital investments are reported at estimated fair value. These non-publicly traded securities are valued based on factors such as recent financial information, available market data, and management judgment.

In May 2007, the Company completed the bundled sale of a substantial portion of its venture capital portfolio. Prior to the sale, these venture capital investments were consolidated in the Company’s financial statements. For a discussion of the valuation of the venture capital investments, see the “Investment Valuation” discussion in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s 2006 Annual Report on Form 10-K/A.

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

Other Investments Excluding Venture Capital Investments

Included in other investments are partnership investments and investments in limited liability companies (together “partnerships”) that generally report investments on their balance sheet at fair value.  The partnership investments include private equity investments and investments in hedge funds.  The managers/general partners of the private equity partnerships provide financial information quarterly which is generally available to investors, including the Company, within three to six months following the date of the reporting period. The hedge funds provide financial information monthly which is available to investors within one month following the date of the reporting period.  The Company reviews these investments for impairment no less frequently than quarterly and monitors the performance throughout the year through discussions with the managers/general partners.  If the Company becomes aware of an other-than-temporary impairment of a partnership investment at the balance sheet date prior to receiving financial information, it will record an impairment charge consistent with the Company’s impairment policy.

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

OTHER MATTERS

Unresolved Staff Comments

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance subsequently asked for further information, which the Company provided. Specifically, the staff asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at September 30, 2007 and December 31, 2006, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and intangible assets) at September 30, 2007 and December 31, 2006, 2005 and 2004 would not be material. Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC.

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

OUTLOOK

The Company expects property casualty market conditions to continue to become modestly more competitive throughout the remainder of 2007 and into 2008, particularly for new business. Relative to 2006, within the Business Insurance and the Financial, Professional & International Insurance segments, the Company expects renewal price changes to be subject to modest declines. Also relative to 2006, within the Personal Insurance segment, the Company expects renewal price changes in the automobile and homeowners markets to remain relatively stable.

 Over the past several quarters, the Company has recorded net favorable prior year reserve development, primarily driven by better than expected loss experience in the Business Insurance and Personal Insurance segments for prior loss years.  If better than expected loss experience continues, the Company may record additional net favorable prior year reserve development.  In that case, the Company may also concurrently revise favorably its current year loss estimates.  However, better than expected loss experience may not continue or may reverse, and the Company may record no favorable prior year reserve development or net unfavorable prior year reserve development in future periods.  Accordingly, the Company is not able to predict any future prior year reserve development, favorable or unfavorable.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Claims and Claim Adjustment Expense Reserves.”

The Company believes that the increased severity and frequency of storms experienced in 2005 and 2004 may be a trend that continues in the foreseeable future. Given the potential increase in severity and frequency of storms, the Company continues to reassess its definition of and exposure to coastal risks, as well as the impact on its reinsurance program. Accordingly, the Company continues to review the pricing, exposures, return thresholds and terms and conditions it offers in coastal areas. In part as a result of the severity and frequency of storms in 2005 and 2004, the Company’s cost of reinsurance increased and the amount of reinsurance coverage purchased was reduced in 2006. In 2007, the Company experienced some decline in the cost of reinsurance; however, such costs were still at rates greater than 2005 and 2004 levels. In 2007, the Company also experienced some increase in reinsurance coverage availability, although at levels less than in 2005 and 2004. The cost of reinsurance may continue to be at rates greater than recent years’ levels and the availability may continue to be at lower levels than recent years. Additionally, the cost of reinsurance may increase and availability may decline based on, among other factors, actual severity and frequency of storms. To the extent that the Company is not able to reflect the potentially increased costs of increased severity and frequency of storms or reinsurance in its pricing, the Company’s results of operations may be adversely impacted. In particular, in the Personal Insurance segment (and, to a lesser extent, in the Business Insurance segment’s Select Accounts market), the Company expects a delay in its ability to increase pricing to offset these potentially increased costs since the Company cannot increase rates to the extent necessary without the approval of the regulatory authorities of certain states. Also due in part to the increased frequency and severity of storms in the Gulf and Atlantic Coasts in recent years, there has been some disruption in the market for coastal wind insurance, most significantly in personal lines, as insurers, including the Company, have reduced capacity and increased prices.  The Company is not able to predict how or when the market conditions will improved, but the continued disruption in market conditions or the resolution could result in a decrease in the amount of coastal wind coverage that the Company is able to write.  In addition, state insurance regulators in the Gulf and Atlantic Coast states could require that insurers, including the Company, provide wind coverage, either by limiting the insurers ability to non-renew existing policies or through mandatory participation in residual markets, which the Company otherwise would not have made available. The Company is also not able to predict the long-term impact of these circumstances but currently does not expect them to have a material adverse impact on the Company’s results of operations in the near to medium term.

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

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Specifically, earnings guidance and statements about the Company’s share repurchase plans are forward looking, and the Company may make forward-looking statements about its results of operations (including, among others, premium volume, net and operating income, investment income, return on equity and combined ratio), financial condition (including, among others, invested assets and liquidity); the sufficiency of asbestos and other reserves (including, among others, asbestos claim payment patterns); the cost and availability of reinsurance coverage; catastrophe losses; investment performance; market conditions; and strategic initiatives. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company’s property is subject.

Asbestos- and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos, hazardous waste and other toxic substances that are the subject of related coverage litigation, including, among others, the litigation described below. The Company continues to be subject to aggressive asbestos-related litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Part 1 — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asbestos Claims and Litigation”, “— Environmental Claims and Litigation” and “— Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, is involved in three significant proceedings (including a bankruptcy proceeding) relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos. The proceedings involve disputes as to whether and to what extent any of ACandS’ potential liabilities for current or future bodily injury asbestos claims are covered by insurance policies issued by TPC. On July 6, 2007, the Company announced that it entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS, including the three proceedings described below. Under the settlement agreement, the Company will contribute $449 million to a trust to be established pursuant to ACandS’ plan of reorganization. In exchange, the Company will be released from any obligations it has to ACandS for asbestos-related claims and will be protected from any such claims by injunctions to be issued in the Company’s favor by the federal court overseeing ACandS’ bankruptcy case. The Company expects to seek to recover approximately $84 million of the $449 million from reinsurers. The settlement is subject to a number of contingencies, including final court approval of a plan of reorganization for ACandS and the issuance of the injunctions described above. On August 27, 2007 the bankruptcy court overseeing ACandS’ bankruptcy approved the settlement and no appeals from that approval were taken. As a result, the Company has placed $449 million into escrow. Upon fulfillment of all contingencies, those funds will be released from escrow to the trust created under ACandS’ plan of reorganization. The release of the funds to the trust will be recorded as a paid claim and reduction in claim reserves and, accordingly, there will be no effect on the Company’s results of operations.

ACandS filed for bankruptcy in September 2002 (In re: ACandS, Inc., pending in the U.S. Bankruptcy Court for the District of Delaware). Prior to the settlement described above, ACandS proposed a plan of reorganization that would have established a trust to pay asbestos bodily injury claims against it and sought to assign to the trust its rights under the insurance policies issued by TPC. The proposed plan and disclosure statement filed by ACandS claimed that ACandS had settled the vast majority of asbestos-related bodily injury claims currently pending against it for approximately $2.80 billion. ACandS asserted that, based on a prior agreement between TPC and ACandS and ACandS’ interpretation of the July 31, 2003 arbitration panel ruling described below, TPC was liable for 45% of the $2.80 billion. On January 26, 2004, the bankruptcy court issued a decision rejecting confirmation of ACandS’ proposed plan of reorganization. The bankruptcy court found, consistent with TPC’s objections to ACandS’ proposed plan, that the proposed plan was not fundamentally fair, was not proposed in good faith and did not comply with Section 524(g) of the Bankruptcy Code. ACandS filed a notice of appeal of the bankruptcy court’s decision and filed objections to the bankruptcy court’s findings of fact and conclusions of law in the United States District Court. TPC moved to dismiss the appeal and objections and also filed an opposition to ACandS’ objections.

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

Pursuant to the settlement agreement described above, ACandS and the Company have agreed to stay the claims against each other in the proceedings described above. Once all of the contingencies of the settlement are satisfied, these proceedings will be dismissed with prejudice.

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

Five appeals from the March 29, 2006 ruling were filed in the U.S. Court of Appeals for the Second Circuit and TPC filed a cross-appeal. Two appellants voluntarily dismissed their appeals and a motion to dismiss the cross-appeal was filed. Additionally, TPC appealed from a procedural order of the district court relating to the timeliness of the cross-appeal. On January 17, 2007, the Second Circuit dismissed TPC’s cross-appeal and denied TPC’s appeal from the procedural order. The three remaining principal appeals have been consolidated for disposition and remain pending. Oral argument on the appeals is currently scheduled for November 16, 2007. It is not possible to predict how the appellate court will rule on the pending appeals.  The Company has no obligation to pay any of the settlement amounts unless and until the orders and relief become final and are not subject to any further appellate review.

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

Shareholder Litigation and Related Proceedings

In November 2004, two purported class actions were brought by certain shareholders of the Company against the Company and certain of its current and former officers and directors. These two actions were consolidated as In re St. Paul Travelers Securities Litigation II. On July 11, 2005, an amended consolidated complaint was filed. The amended and consolidated complaint alleged violations of federal securities laws in connection with the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, the Company’s alleged involvement in a conspiracy to rig bids and the Company’s allegedly improper use of finite reinsurance products. On September 26, 2005, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the amended consolidated complaint for failure to state a claim. Oral argument on the Company’s motion to dismiss was presented on June 15, 2006. By order dated September 25, 2006, the Court denied the Company’s motion to dismiss. On November 3, 2006, the Company and the other defendants in In re St. Paul Travelers Securities Litigation II moved for partial judgment on the pleadings seeking dismissal of the allegations relating to the allegedly improper use of finite reinsurance products. On June 1, 2007, the Court granted that motion and permitted the lead plaintiff to replead. On June 8, 2007, the lead plaintiff filed a second amended and consolidated complaint alleging the same claims as in the first amended and consolidated complaint but extending the putative class period. On July 11, 2007, the Company and other defendants in In re St. Paul Travelers Securities Litigation II moved to dismiss the second amended and consolidated complaint. That motion remains pending. The lead plaintiff in In re St. Paul Travelers Securities Litigation II has moved for certification of a class of all purchasers of securities of the Company and St. Paul from January 27, 2000, through and including November 16, 2004. That motion remains pending.

In addition, two derivative actions were brought in the United States District Court for the District of Minnesota against all of the Company’s current directors and certain of the Company’s former Directors, naming the Company as a nominal defendant.  The derivative actions were consolidated for pretrial proceedings as Rowe, et al. v. Fishman, et al. and a consolidated derivative complaint was filed.  The consolidated derivative complaint asserted state law claims, including breach of fiduciary duty, based on allegations similar to those alleged in In re St. Paul Travelers Securities Litigation II described above, and also based on allegations that certain disclosures relating to the April 2004 merger between TPC and SPC contained false and misleading statements regarding the value of SPC’s loss reserves.  On March 23, 2006, the Court dismissed the complaint without prejudice and, on March 30, 2006, entered judgment in favor of the Company and the other defendants. On June 5, 2006, plaintiffs in Rowe moved to alter or amend the judgment for leave to file an amended complaint. The Company and the other defendants opposed that motion. On November 1, 2006, the parties in Rowe entered into a stipulation of settlement whereby plaintiffs released the Company and other defendants from liability in exchange for an agreement by defendants to adopt certain corporate governance measures for the benefit of the Company. The Court approved the settlement and entered final judgment on September 6, 2007.

The Company believes that the pending shareholder lawsuit has no merit and intends to defend vigorously; however, the Company is not able to provide any assurance that the financial impact of this proceeding will not be material to the Company’s results of operations in a future period. The Company is obligated to indemnify its officers and directors to the extent provided under Minnesota law. As part of that obligation, the Company will advance officers and directors attorneys’ fees and other expenses they incur in defending this lawsuit.

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

On October 1, 2003, Gulf entered into a final settlement agreement with Employers, and all claims and counterclaims with respect to Employers have been dismissed. On December 15, 2006, Gulf and XL entered into a final settlement agreement which resolves all claims between Gulf and XL under the reinsurance agreements at issue in the litigation. On April 13, 2007, Gulf and Transatlantic entered into a final settlement agreement which resolves all claims between Gulf and Transatlantic under the reinsurance agreements at issue in the litigation. On September 28, 2007, Gulf and Odyssey entered into a final settlement agreement which resolves all claims between Gulf and Odyssey under the reinsurance agreements at issue in the litigation.

Fact and expert discovery are complete with respect to the remaining party, Gerling. Gulf and Gerling have filed motions for partial summary judgment. The Court heard oral argument on the summary judgment motions on July 17, 2007 and reserved decision. The Court has not yet set a trial date. Gulf denies Gerling’s allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the actions.

Based on the Company’s beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

The Company is a defendant in three consolidated lawsuits in the United States District Court for the Eastern District of Louisiana arising out of disputes with certain policyholders over whether insurance coverage is available for flood losses arising from Hurricane Katrina: Chehardy, et al. v. State Farm, et al., C.A. No. 06-1672, 06-1673 and 06-1674, Vanderbrook, et al. v. State Farm Fire & Cas. Co., et al. C.A. No. 05-6323; and Xavier University of Louisiana v. Travelers Property Ca. Co. of America, C.A. No. 06-516. Chehardy and Vanderbrook are purported class actions in which the Company is one of several insurer defendants. Xavier is an individual suit involving a property insurance policy brought by one of the Company’s insureds. All of these actions allege that the losses were caused by the failure of the New Orleans levees.

On November 27, 2006, the Court issued a ruling in the three consolidated cases denying the motions of the Company and certain other insurers for a summary disposition of the cases. The Court’s ruling did not determine that any additional amounts were owed under any of the Company’s policies or otherwise reach the merits of the policyholders’ claims. The Company, along with certain other insurers named in the consolidated lawsuits, filed an immediate appeal to the United States Court of Appeals for the Fifth Circuit. On August 2, 2007, the Fifth Circuit Court of Appeals reversed the District Court’s ruling. The Fifth Circuit held that there is no coverage for the plaintiffs’ flood losses under the policies at issue (including policies issued by the Company) because the policies’ flood exclusions unambiguously exclude coverage. The plaintiffs filed a Petition for Rehearing En Banc, which the Fifth Circuit denied on August 27, 2007.

As part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the United States Attorney for the Southern District of New York and the United States Securities and Exchange Commission.  The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company’s involvement with “non-traditional insurance and reinsurance products.”  The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

The Company is cooperating with these subpoenas and requests for information. In addition, outside counsel, with the oversight of the Company’s Board of Directors, conducted an internal review of certain of the Company’s business practices. This review initially focused on the Company’s relationship with brokers and was commenced after the announcement of litigation brought by the New York Attorney General’s office against a major broker.

The internal review was expanded to address the various requests for information described above and to verify whether the Company’s business practices in these areas have been appropriate. The Company’s review has been extensive, involving the examination of e-mails and underwriting files, as well as interviews of current and former employees.

In its review, the Company found only a few instances of conduct that were inconsistent with the Company’s employee code of conduct and has responded appropriately. The Company’s internal review with respect to finite reinsurance considered finite products the Company both purchased and sold. The Company has completed its review with respect to the identified finite products purchased and sold, and has concluded that no adjustment to previously issued financial statements is required.

Any authority could ask that additional work be performed or reach conclusions different from the Company’s. Accordingly, it would be premature to reach any conclusions as to the likely outcome of the regulatory inquiries described above.

Four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers. Plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the District of New Jersey and were consolidated with other class actions under the caption In re Insurance Brokerage Antitrust Litigation, a multidistrict litigation proceeding in that District. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. Plaintiffs sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees. On November 29, 2005, all defendants moved to dismiss the complaint for failure to state a claim. On October 3, 2006, the court ruled that the complaint failed to plead actionable claims under the Sherman Act or RICO, provided plaintiffs an opportunity to replead those claims and reserved decision with respect to remaining state law claims. On November 30, 2006, defendants renewed their motions to dismiss. On April 5, 2007, the court dismissed the complaint and permitted plaintiffs to replead. On May 22, 2007, plaintiffs filed an amended complaint. On June 21, 2007, defendants renewed their motion to dismiss. On August 31, 2007, the court dismissed the Sherman Act claims with prejudice. On September 28, 2007, the court dismissed the RICO claims with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. Plaintiffs are appealing the district court’s decisions to the United States Court of Appeals for the Third Circuit. Additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation and further actions may be brought. The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1, 2007	July 31, 2007	2,061,223	$52.44	1,923,100	$2,431,489,694
Aug. 1, 2007	Aug. 31, 2007	7,276,162	50.95	7,250,310	2,062,127,179
Sept. 1, 2007	Sept. 30, 2007	2,600,069	50.42	2,578,025	1,932,141,508
Total		11,937,454	$51.09	11,751,435	$1,932,141,508

The Company repurchased 186,019 shares in the third quarter that were not part of the publicly announced share repurchase program, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised. The Company’s share repurchase program, which has no expiration date, was approved and announced by the Company’s Board of Directors on May 2, 2006. The original authorized repurchase capacity was $2 billion; in January 2007, the Board of Directors authorized an additional $3 billion of repurchase capacity.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 25, 2007	By	/S/ BRUCE A. BACKBERG
Bruce A. Backberg Senior Vice President (Authorized Signatory)

Date: October 25, 2007	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the Company), effective as of May 1, 2007 were filed as Exhibit 3.1 to the Company’s Form 10-Q filed on July 26, 2007 and are incorporated herein by reference.

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