Form 10-K
period 2007-12-31
TRAVELERS COMPANIES, INC.
filed 2008-02-21
CIK 86312

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-10898

The Travelers Companies, Inc.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0518860 (I.R.S. Employer Identification No.)
385 Washington Street, St. Paul, MN 55102 (Address of principal executive offices) (Zip Code)
(651) 310-7911 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:            None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2007, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $35,046,780,054.

As of February 15, 2008, 620,330,308 shares of the registrant's common stock (without par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.
Annual Report on Form 10-K
For Fiscal Year Ended December 31, 2007

PART I

Item 1.    BUSINESS

        The Travelers Companies, Inc. (together with its consolidated subsidiaries, the Company) is a holding company principally engaged, through its subsidiaries, in providing a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals. The Company, known as The St. Paul Companies, Inc. (SPC) prior to its merger with Travelers Property Casualty Corp. (TPC) in 2004, is incorporated as a general business corporation under the laws of the state of Minnesota and is one of the oldest insurance organizations in the United States, dating back to 1853. The principal executive offices of the Company are located at 385 Washington Street, St. Paul, Minnesota 55102, and the telephone number is (651) 310-7911. The Company also maintains executive offices in New York, NY and Hartford, CT. The term "TRV" in this document refers to The Travelers Companies, Inc., the parent holding company excluding subsidiaries.

        On April 1, 2004, TPC merged with a subsidiary of SPC, as a result of which TPC became a wholly-owned subsidiary of SPC, and SPC changed its name to The St. Paul Travelers Companies, Inc. For accounting purposes, this transaction was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC's historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004. Beginning on April 1, 2004, the results of operations and financial position of SPC were consolidated with TPC's results of operations and financial position.

        On February 26, 2007, The St. Paul Travelers Companies, Inc. changed its name to The Travelers Companies, Inc. and began trading on the New York Stock Exchange under the new stock symbol "TRV."

        For a summary of the Company's revenues, operating income and total assets by reportable business segments, see note 2 of notes to the Company's consolidated financial statements.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

        The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and method of distribution, i.e. use of independent agents, exclusive agents, direct marketing (including use of toll-free numbers and the internet) and/or salaried employees. According to A.M. Best, there are approximately 970 property casualty organizations in the United States, comprising approximately 2,300 property and casualty companies. Of those organizations, the top 150 accounted for approximately 91% of the consolidated industry's total net written premiums in 2006. The Company competes with both foreign and domestic insurers. In addition, several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance that utilize captive insurance companies and risk retention groups. The Company's competitive position in the marketplace is based on many factors, including the following:

  •
  premiums charged;

  •
  contract terms and conditions;

  •
  products and services offered;

  •
  claim service;

  •
  agent, broker and client relationships;

  •
  ratings assigned by independent rating agencies;

  •
  local presence;

  •
  geographic scope of business;

  •
  overall financial strength;

  •
  qualifications of employees; and

  •
  technology and information systems.

        In addition, the marketplace is affected by available capacity of the insurance industry, as measured by policyholders' surplus, and the availability of reinsurance. Industry capacity as measured by surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Capital raised by debt and equity offerings also increases a company's surplus.

Geographic Distribution

        The following table shows the geographic distribution of the Company's consolidated direct written premiums for the year ended December 31, 2007:

State	% of Total
New York	9.7%
California	8.4
Texas	7.5
Florida	5.1
Pennsylvania	4.8
Massachusetts	4.2
New Jersey	4.1
Illinois	3.7
Georgia	3.1
All other domestic(1)	42.2

Total domestic	92.8
International	7.2

Consolidated total	100.0%

    (1)
    No other single state accounted for 3.0% or more of the total direct written premiums written in 2007 by the Company's domestic operations.

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

BUSINESS INSURANCE

        The Business Insurance segment offers a broad array of property and casualty insurance and insurance-related services to its clients primarily in the United States. Business Insurance is organized into the following six groups, which collectively comprise Business Insurance Core operations:

  •
  Select Accounts serves small businesses for property and casualty products, including commercial multi-peril, property, general liability, commercial auto and workers' compensation insurance.

  •
  Commercial Accounts serves primarily mid-sized businesses for property and casualty products, including property, general liability, commercial multi-peril, commercial auto and workers' compensation insurance.

  •
  National Accounts comprises three business units. The largest provides casualty products and services to large companies, with particular emphasis on workers' compensation, general liability and automobile liability, generally utilizing loss-sensitive products such as collateralized deductibles or self-insured programs. National Accounts also includes Discover Re, which provides property and casualty insurance products on an unbundled basis using third-party administrators for insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance. In addition, National Accounts includes the commercial residual market business, which primarily offers workers' compensation products and services to the involuntary market.

  •
  Industry-Focused Underwriting.  The following units serve targeted industries with differentiated combinations of insurance coverage, risk management, claims handling and other services:

  •
  Construction serves a broad range of construction businesses, offering guaranteed cost products for small to mid-sized policyholders and loss sensitive programs for larger accounts. For the larger accounts, the customer and the Company work together in actively managing and controlling exposure and claims and they share risk through policy features such as deductibles or retrospective rating. Products offered include workers' compensation, general liability, umbrella, commercial auto, property and inland marine coverages, and other risk management solutions.

  •
  Technology serves small to large companies involved in telecommunications, information technology, medical technology and electronics manufacturing, offering a well-balanced comprehensive portfolio of products and services. These products include property, commercial auto, general liability, workers' compensation, umbrella, internet liability, technology errors and omissions coverages and global companion products.

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

  •
  Agribusiness serves small to medium-sized agricultural businesses, including farms, ranches, wineries and related operations, offering property and liability coverages other than workers' compensation.

  •
  Target Risk Underwriting.  The following units serve commercial businesses requiring specialized product underwriting, claims handling and risk management services:

  •
  National Property provides traditional and customized property insurance programs to large and mid-sized customers, including office building owners, manufacturers, municipalities and schools, retailers, and service businesses. These insurance programs cover losses on buildings, business assets, personal property and business interruption exposures.

  •
  Inland Marine provides insurance for goods in transit and movable objects for customers such as jewelers, museums, contractors and the transportation industry. Builders' risk insurance is also offered to customers during the construction, renovation or repair of buildings and other structures.

    •
    Ocean Marine serves the marine transportation industry and related services, as well as other businesses involved in international trade. The Company's product offerings in this unit fall under six main coverage categories: marine liability, cargo, hull and machinery, protection and indemnity, pleasure craft, and marine property and liability.

    •
    Excess Casualty serves small to mid-sized commercial businesses, offering mono-line umbrella and excess coverage where the Company does not write the primary casualty coverage, or where other business units within the Company prefer to outsource the underwriting of umbrella and excess coverage based on the expertise and/or limit capacity of Excess Casualty.

    •
    Boiler & Machinery serves small to large companies, offering comprehensive breakdown coverages for equipment, including property and business interruption coverages. Through the BoilerRe unit, Boiler & Machinery also serves other property casualty carriers that do not have in-house expertise with reinsurance, underwriting, engineering, claim handling and risk management services for this type of coverage.

    •
    Global Accounts provides insurance to U.S. companies with foreign property and liability exposures (home-foreign), and foreign organizations with property and liability exposures located in the United States (reverse-flow), as part of a global program.

  •
  Specialized Distribution.  The following units market and underwrite their products to customers predominantly through licensed wholesale, general and program agents that manage customers' unique insurance requirements.

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

        Business Insurance also includes the Special Liability Group (which manages the Company's asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international and other runoff operations; policies written by the Company's Gulf operation (Gulf), which is in runoff; and the Company's Personal Catastrophe Risk operation, which was sold in November 2005. These are collectively referred to as Business Insurance Other. The Personal Catastrophe Risk operation accounted for the majority of net written premiums in Business Insurance Other in 2005. Certain business previously written by Gulf is now being written in the Specialized Distribution market and in the Financial, Professional & International Insurance segment. Gulf provided specialty coverages including management and professional liability, excess and surplus lines, environmental, umbrella and fidelity. Gulf also provided insurance products specifically designed for financial institutions, the entertainment industry and sports organizations.

Selected Market and Product Information

        The following table sets forth Business Insurance net written premiums by market and product line for the periods indicated. For a description of the product lines and markets referred to in the table, see "—Principal Markets and Methods of Distribution" and "—Product Lines," respectively.

(for the year ended December 31, in millions)	2007	2006	2005	% of Total 2007
By market:
Select Accounts	$2,711	$2,663	$2,722	24.0%
Commercial Accounts	2,518	2,376	2,330	22.2
National Accounts	1,056	1,135	1,230	9.3
Industry-Focused Underwriting	2,301	2,196	2,080	20.3
Target Risk Underwriting	1,665	1,629	1,482	14.7
Specialized Distribution	1,015	1,022	908	9.0

Total Business Insurance Core	11,266	11,021	10,752	99.5
Business Insurance Other	52	25	247	0.5

Total Business Insurance by market	$11,318	$11,046	$10,999	100.0%

By product line:
Commercial multi-peril	$3,066	$3,083	$3,000	27.1%
Workers' compensation	2,267	2,135	2,080	20.0
Commercial automobile	2,011	2,013	2,024	17.8
Property	1,990	1,939	1,927	17.5
General liability	1,943	1,857	1,922	17.2
Other	41	19	46	0.4

Total Business Insurance by product line	$11,318	$11,046	$10,999	100.0%

Principal Markets and Methods of Distribution

        Business Insurance distributes its products through approximately 7,600 independent agencies and brokers located throughout the United States that are serviced by approximately 90 field offices and three customer service centers. Business Insurance continues to make significant investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with independent agencies and brokers. Business Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Business Insurance considers, among other matters, each agency's or broker's financial strength, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, Business Insurance carefully monitors its performance.

        Select Accounts is a leading provider of property casualty products to small businesses. It serves firms with generally fewer than 50 employees. Products offered by Select Accounts are guaranteed cost policies, including packaged products covering property and liability exposures. Products are sold through independent agents and brokers, who are often the same agents and brokers that sell the Company's Commercial Accounts and Personal Insurance products.

        Select Accounts offers its independent agents a system for small businesses that helps them connect all aspects of sales and service through a comprehensive service platform. Components of the platform include agency automation capabilities and service centers that function as an extension of an agency's customer service operations, both of which are highly utilized by agencies. Agencies accounting for approximately 48% of this group's net written premium have chosen to take advantage of Select Accounts' service centers, which offer agencies a wide range of services, including coverage and billing inquiries, policy changes, the assistance of licensed service professionals and extended hours of operations.

        Commercial Accounts sells a broad range of property and casualty insurance products through a large network of independent agents and brokers. Commercial Accounts' primarily targets mid-sized businesses with 50 to 1,000 employees. The Company offers a full line of products to its Commercial Accounts customers with an emphasis on guaranteed cost programs. Each account is underwritten based on the unique risk characteristics, loss history and coverage needs of the account. The ability to underwrite at this detailed level allows Commercial Accounts to have a broad risk appetite and a diversified customer base.

        National Accounts group is comprised of three business units. The largest unit sells a variety of casualty products and services to large companies. National Accounts clients for the most part select loss-sensitive products in connection with a large deductible or self-insured program and, to a much lesser extent, a retrospectively rated or a guaranteed cost insurance policy. Through a network of field offices, the Company's underwriting specialists work closely with national and regional brokers to tailor insurance programs to meet clients' needs. Workers' compensation accounted for approximately 77% of sales to National Accounts customers during 2007, based on direct written premiums and fees. National Accounts generated $293 million of fee income in 2007, excluding commercial residual market business discussed below.

        National Accounts includes the Company's Discover Re operation, which principally provides commercial auto liability, general liability, workers' compensation and property coverages. It serves retail brokers and insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance.

        In addition, National Accounts includes the Company's commercial residual market business. The Company's commercial residual market business sells claims and policy management services to workers' compensation pools throughout the United States. The Company services approximately 36% of the total workers' compensation assigned risk market. The Company is one of very few servicing carriers that operate nationally. Assigned risk plan contracts generated $151 million in fee income in 2007.

        Many National Accounts customers require insurance-related services in addition to or in lieu of pure risk coverage, primarily for workers' compensation and, to a lesser extent, general liability and commercial automobile exposures. These types of services include risk management services, such as claims administration, loss control and risk management information services, and are generally offered in connection with large deductible or self-insured programs. These services generate fee income rather than net written premiums.

        Industry-Focused Underwriting markets a wide array of property and casualty products and services tailored to targeted industry segments. Unique marketing and underwriting groups are focused on individual industry segments of significant size and complexity that require unique underwriting, claim, risk management or other insurance-related products and services. The following Industry-Focused units, which are described in more detail earlier in this report, have been established: Construction, Technology, Public Sector Services, Oil & Gas, and Agribusiness.

        Products are distributed primarily through the same agents and brokers servicing Select Accounts and Commercial Accounts, although there may be more business written with agents that also specialize in servicing the needs of certain of these industries.

        Target Risk Underwriting services a wide customer base with unique and specialized insurance products and services. These specialized units have expertise in meeting customers' specialized property and casualty coverage requirements. These units include National Property, Inland Marine, Ocean Marine, Excess Casualty, Boiler & Machinery, and Global Accounts, which are described in more detail later in this report.

        Products are distributed primarily through the same agents and brokers servicing Select Accounts and Commercial Accounts, as well as specialized agents and brokers with expertise in certain of these products.

        Specialized Distribution distributes admitted and excess and surplus lines property and casualty products predominantly through selected wholesale agents, both on a brokerage and managing general underwriting basis, and through selected program agents. Brokers, general agents and program agents operate in certain markets that are not typically served by the Company's appointed retail agents, or they maintain certain affinity arrangements in specialized market segments. The wholesale excess and surplus lines market, which is characterized by the absence of rate and form regulation, allows for more flexibility to write certain classes of business. In working with wholesale or program agents on a brokerage basis, Specialized Distribution underwrites the business and sets the premium level. In working with wholesale or program agents on a managing general underwriting or program manager basis, the agents produce and underwrite business that conforms to underwriting guidelines that have been specifically designed for each facility or program.

Pricing and Underwriting

        Pricing levels for Business Insurance property and casualty insurance products are generally developed based upon an expectation of estimated losses, the expenses of producing, issuing and servicing business and managing claims, and a reasonable allowance for profit. Business Insurance has a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than premium volume or market share.

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

        A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and is subject to credit risk until such reimbursement is made. At December 31, 2007, contractholder receivables and payables on unpaid losses associated with large deductible policies were each approximately $6.69 billion. Retrospectively rated policies are also used for workers' compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premium receivables from holders of retrospectively rated policies totaled approximately $230 million at December 31, 2007. Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral trusts and surety bonds, is generally requested for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Business Insurance continually monitors the credit exposure on individual accounts and the adequacy of collateral.

        The Company continually monitors its exposure to natural and manmade peril catastrophic losses and attempts to manage such exposure. In order to manage the Company's exposure to catastrophe losses, Business Insurance limits the writing of new property business and selectively takes underwriting action on existing business in some markets. In addition, the Company has tightened underwriting standards, implemented price increases in some catastrophe-prone areas and put in place deductibles specific to hurricane-, wind- and hail-prone areas. The Company uses various analyses and methods, including sophisticated computer modeling techniques, to analyze underwriting risks of business in hurricane-prone, earthquake-prone and target risk areas. The Company relies upon this analysis to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes. See "—Reinsurance."

Product Lines

        Commercial Multi-Peril provides a combination of property and liability coverage. Property insurance covers damages such as those caused by fire, wind, hail, earthquake, water, theft, vandalism and terrorism, and protects businesses from financial loss due to business interruption resulting from a covered loss. Liability coverage insures businesses against third parties from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold.

        Workers' Compensation provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers' compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company emphasizes managed care cost containment strategies, which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee's early return to work, cost-effective quality care and customer service in this market. The Company offers the following types of workers' compensation products:

  •
  guaranteed cost insurance products, in which policy premium charges are fixed for the period of coverage and do not vary as a result of the insured's loss experience;

  •
  loss-sensitive insurance products, including large deductible and retrospectively rated policies, in which fees or premiums are adjusted based on actual loss experience of the insured during the policy period;

  •
  service programs, which are generally sold to the Company's National Accounts customers, where the Company receives fees rather than premiums for providing loss prevention, risk management, and claim and benefit administration services to organizations under service agreements.

        The Company also participates in state assigned risk pools as a servicing carrier and pool participant.

        Commercial Automobile provides coverage for businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle and property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business.

        Property provides coverage for loss of or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, and severe winter weather. Also covered are manmade events such as theft, vandalism, fires, explosions, terrorism and financial loss due to business interruption resulting from covered property damage. For additional information on terrorism coverages, see "Reinsurance—Catastrophe Reinsurance—Terrorism Risk Insurance Acts." Property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, and ocean and inland marine, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

        General Liability provides coverage for liability exposures including bodily injury and property damage arising from products sold and general business operations. Specialized liability policies may also include coverage for directors' and officers' liability arising in their official capacities, employment practices liability insurance, fiduciary liability for trustees and sponsors of pension, health and welfare, and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as umbrella and excess insurance. Errors and omissions insurance for professionals (such as lawyers, accountants, doctors and other health care providers) is sometimes also known as professional liability insurance.

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Business Insurance segment as of January 1, 2008. For third party liability, Business Insurance generally limits its net retention to a maximum of $15.7 million per insured, per occurrence after reinsurance. The net retained amount per risk for property exposures is generally limited to $15 million, after reinsurance. The Company generally retains its workers' compensation exposures. Individual risk reinsurance treaties often have aggregate limits which could cap recoveries for a series of large losses. The Company also utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Business Insurance's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2007:

State	% of Total
California	11.6%
New York	7.8
Texas	7.6
Florida	5.5
Illinois	4.7
Pennsylvania	4.0
Massachusetts	4.0
New Jersey	3.8
All others(1)	51.0

Total	100.0%

    (1)
    No other single state accounted for 3.0% or more of the total direct written premiums written in 2007 by the domestic operations of the Business Insurance segment.

Competition

        The insurance industry is represented in the commercial marketplace by many insurance companies of varying size as well as other entities offering risk alternatives such as self-insured retentions or captive programs. Market competition works within the insurance regulatory framework to set the price charged for insurance products and the level of service provided. A company's success in the competitive commercial insurance landscape is largely measured by its ability to provide insurance and services at a price that is reasonable and acceptable to the customer, as well as its ability to retain existing customers and to attract new customers.

        Select Accounts business is typically written through independent agents and, to a lesser extent, regional brokers and direct writers. Both national and regional property casualty insurance companies compete in the Select Accounts market which generally comprises lower hazard, "main street" business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on product offerings, service levels, ease of doing business and price. Select Accounts has established a strong marketing relationship with its distribution network and has provided it with defined underwriting policies, a broad array of products, competitive prices and one of the most efficient automated environments in the industry. In addition, the Company has established centralized service centers to help agents perform many service functions, in return for a fee.

        Commercial Accounts business has historically been written through independent agents and brokers, although some companies use direct writing. Competitors in this market are primarily national property casualty insurance companies willing to write most classes of business using traditional products and pricing, and regional insurance companies. Companies compete based on product offerings, service levels, price and claim and loss prevention services. Improved efficiency through automation and shortened response time to customer needs is key to success in this market.

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

  •
  National Accounts' residual market business competes for state contracts to provide claims and policy management services. These contracts, which generally have three-year terms, are selected by state agencies through a bid process based on the quality of service and price. National Accounts services approximately 36% of the total workers' compensation assigned risk market, making the Company one of the largest servicing carriers in the industry.

        There are several other business groups in Business Insurance that compete in focused target markets. Each of these markets is different and requires unique combinations of industry knowledge, proprietary coverage forms, specialized risk control and loss handling services, and partnerships with agents and brokers that also focus on these markets. Some of these business groups compete with national carriers with similarly dedicated underwriting and marketing groups, whereas others compete with smaller regional companies. In either case, these businesses have regional structures that allow them to deliver personalized service and local knowledge to their customer base. Specialized agents and brokers, including managing general agents and wholesale agents, supplement this strategy. In all of these businesses, the competitive strategy is market leadership attained through focused industry knowledge applied to insurance and risk needs.

FINANCIAL, PROFESSIONAL & INTERNATIONAL INSURANCE

        The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which require a primarily credit-based underwriting process, as well as property and casualty products that are primarily marketed on an international basis. The segment includes the following businesses:

  •
  Bond & Financial Products provides a wide range of customers with bond and insurance products and risk management services. The range of coverages includes surety and fidelity bonds for construction and general commercial enterprises; professional liability and management liability for public corporations, private companies and not-for-profit organizations for losses caused by the negligence or misconduct of named directors and officers; professional liability for a variety of professionals, such as lawyers, design professionals and real estate agents for liability from errors and omissions committed in the course of professional conduct or practice; and a full range of property, auto, liability, fidelity and professional/management liability insurance for financial institutions, with a special focus on community banks.

  •
  International includes business written through domestic operations in the United Kingdom, Canada and the Republic of Ireland and business written as a corporate member at Lloyd's. International, through its operations in the United Kingdom, Canada and Ireland, offers specialized insurance and risk management services to several customer groups, including those in the technology, public services, and financial and professional services industry sectors. These operations primarily underwrite employers' liability (similar to workers' compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), motor (similar to automobile coverage in the United States) and property exposures. International, through its Lloyd's syndicate (Syndicate 5000), for which the Company provides 100% of the capital, underwrites five principal lines of business—aviation, marine, global property, accident and special risks, and power and utilities.

Selected Market and Product Information

        The following table sets forth Financial, Professional & International Insurance net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see "—Principal Markets and Methods of Distribution" and "—Product Lines," respectively.

(for the year ended December 31, in millions)	2007	2006	2005	% of Total 2007
By market:
Bond & Financial Products	$2,228	$2,255	$2,117	64.3%
International	1,237	1,138	1,042	35.7

Total Financial, Professional & International Insurance by market	$3,465	$3,393	$3,159	100.0%

By product line:
Fidelity and surety	$1,152	$1,125	$1,026	33.2%
General liability	942	1,006	981	27.2
International	1,237	1,138	1,042	35.7
Other	134	124	110	3.9

Total Financial, Professional & International Insurance by product line	$3,465	$3,393	$3,159	100.0%

        In March 2007, the Company completed the sale of its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., which accounted for $25 million, $78 million and $78 million of net written premiums for the years ended December 31, 2007, 2006 and 2005, respectively. The impact of this transaction was not material to the Company's results of operations or financial position.

Principal Markets and Methods of Distribution

        Within the Financial, Professional & International Insurance segment, Bond & Financial Products distributes the majority of its products in the United States through approximately 6,400 of the same independent agencies and brokers that distribute the Business Insurance segment's products. These brokers and independent agencies are located throughout the United States. Bond & Financial Products, in conjunction with the Business Insurance segment, continues to make significant investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with its independent agencies and brokers. Bond & Financial Products builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Bond & Financial Products considers, among other matters, each agency's or broker's profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is closely monitored. In addition, Bond & Financial Products sells its surety products through independent agents using subsidiaries in Canada and the United Kingdom.

        The International market distributes its products through brokers in the domestic markets of each of the three countries in which it operates, the United Kingdom, Canada and the Republic of Ireland. It also writes business at Lloyd's, where its products are distributed through Lloyd's wholesale and retail brokers. By virtue of Lloyd's worldwide licenses, Financial, Professional & International Insurance has access to international markets across the world.

Pricing and Underwriting

        Pricing levels for Financial, Professional & International Insurance property and casualty insurance products are generally developed based upon an estimation of expected losses, the expenses of producing, issuing and servicing business and managing claims, and a reasonable allowance for profit. Financial, Professional & International Insurance has a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than premium volume or market share.

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

        The Company continually monitors its exposure to natural and manmade peril catastrophic losses and attempts to manage such exposure. The Company uses various analyses and methods, including sophisticated computer modeling techniques, to analyze underwriting risks of business in hurricane-prone, earthquake-prone and target risk areas. The Company relies upon this analysis to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes. See "—Reinsurance."

Product Lines

        Fidelity and Surety provides fidelity insurance coverage, which protects an insured for loss due to embezzlement or misappropriation of funds by an employee, and surety, which is a three-party agreement whereby the insurer agrees to pay a third party or make complete an obligation in response to the default, acts or omissions of an insured. Surety is generally provided for construction performance, legal matters such as appeals, trustees in bankruptcy and probate and other performance bonds. In addition to the business written in the United States, this product line includes surety business written in the following subsidiaries of the Company: Travelers Guarantee (Canada) and Travelers Casualty and Surety Company of Europe (United Kingdom).

        General Liability provides coverage for liability exposures including bodily injury and property damage arising from products sold and general business operations. Specialized liability policies may also include coverage for directors' and officers' liability arising in their official capacities, employment practices liability insurance, fiduciary liability for trustees and sponsors of pension, health and welfare, and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as umbrella and excess insurance. Errors and omissions insurance for professionals (such as lawyers, accountants, architects and engineers) is sometimes also known as professional liability insurance.

        International provides coverage through domestic operations in the United Kingdom, Canada and the Republic of Ireland, and through the Company's operations at Lloyd's. The coverage provided in those markets includes employers' liability (similar to workers' compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), motor (similar to automobile coverage in the United States), property (similar to property in the United States), personal accident and kidnap and ransom. Personal accident provides financial protection in the event of death or disablement due to accidental bodily injury, while kidnap and ransom provide financial protection against kidnap, hijack, illegal detention and extortion. While the covered hazards may be similar to those in the U.S. market, the different legal environments can make the product risks and coverage terms potentially very different from those in the United States.

        Other coverages include Property, Workers' Compensation, Commercial Automobile and Commercial Multi-Peril, which are described in more detail in the "Business Insurance" section of this narrative.

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Financial, Professional & International Insurance segment as of January 1, 2008. For third party liability, including but not limited to umbrella liability, professional liability, directors' and officers' liability, and employment practices liability, Financial, Professional & International Insurance generally limits net retentions up to $12.1 million per policy after reinsurance. For surety protection, the Company generally retains up to $55 million probable maximum loss (PML) per principal but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. In the International operations, per risk retentions range from $3 million to $15 million. Individual risk reinsurance treaties often have aggregate limits which could cap recoveries for a series of large losses. The Company also utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Financial, Professional & International's direct written premiums for the states, or for locations outside of the United States, that accounted for the majority of premium volume for the year ended December 31, 2007:

State	% of Total
New York	5.9%
California	5.7
Texas	4.3
Florida	3.7
All other domestic(1)	44.5

Total domestic	64.1
Total international	35.9

Total	100.0%

    (1)
    No other single state within the United States accounted for 3.0% or more of the total direct written premiums written in 2007 by the Financial, Professional & International Insurance segment.

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

        Bond & Financial Products underwrites and markets its products to national, mid-sized and small businesses and organizations, as well as individuals, and distributes them through both national and wholesale brokers, regional brokers and retail agents. Its reputation for timely and consistent decision making, a nationwide network of local underwriting, claims and industry experts and strong producer and customer relationships, as well as its ability to offer its customers a full range of products, provides Bond & Financial Products an advantage over many of its competitors and enables it to compete effectively in a complex, dynamic marketplace. The ability of Bond & Financial Products to cross-sell its products to customers of the Business Insurance and Personal Insurance segments provides additional competitive advantages for the Company.

        International competes with numerous international and domestic insurers in the United Kingdom, Canada and the Republic of Ireland. Companies compete on the basis of price, product offerings and the level of claim and risk management services provided. The Company has developed expertise in various markets in these countries similar to those served in the United States and provides both property and casualty coverage for these markets. Products are generally distributed through a relatively small broker base whose customer groups align with the Company's targeted markets.

        At Lloyd's, International competes with other syndicates operating in the Lloyd's market as well as international and domestic insurers in the various markets where the Lloyd's operation writes business worldwide. Lloyd's syndicates are increasingly capitalized by corporate capital, much of which is provided by large international insurance enterprises. Competition is again based on price and product offerings. The Company focuses on lines it believes it can underwrite effectively and profitably with an emphasis on short-tail insurance lines. The Company underwrites through five principal lines of business at Lloyd's: aviation, marine, global property, accident and special risks, and power and utilities.

PERSONAL INSURANCE

        Personal Insurance writes a broad range of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals. These products are distributed through independent agents, sponsoring organizations such as employee and affinity groups, joint marketing arrangements with other insurers, and direct marketing.

Selected Product and Distribution Channel Information

        The following table sets forth net written premiums for Personal Insurance by product line for the periods indicated. For a description of the product lines referred to in the following table, see "—Product Lines." In addition, see "—Principal Markets and Methods of Distribution" for a discussion of distribution channels for Personal Insurance's product lines.

(for the year ended December 31, in millions)	2007	2006	2005	% of Total 2007
By product line:
Personal automobile	$3,628	$3,692	$3,477	53.1%
Homeowners and other	3,207	3,019	2,751	46.9

Total Personal Insurance	$6,835	$6,711	$6,228	100.0%

        In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company, and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc. These subsidiaries primarily offered nonstandard automobile coverage and accounted for $49 million, $187 million and $137 million of net written premiums in the years ended December 31, 2007, 2006 and 2005, respectively. The sale was not material to the Company's results of operations or financial position.

Principal Markets and Methods of Distribution

        Personal Insurance products are distributed primarily through approximately 8,400 independent agents located throughout the United States, supported by personnel in eleven marketing regions, three single state companies and six service centers. In selecting new independent agencies to distribute its products, Personal Insurance considers, among other matters, each agency's profitability, financial stability, staff experience and strategic fit with Personal Insurance's operating and marketing plans. Once an agency is appointed, Personal Insurance carefully monitors its performance. While the principal markets for Personal Insurance's insurance products are in states along the East Coast, in the South and Texas, Personal Insurance continues to expand its geographic presence across the United States.

        Personal Insurance operates single state companies in Massachusetts, New Jersey and Florida with products marketed primarily through independent agents. These states represented approximately 17% of Personal Insurance direct written premiums in 2007. The companies were established to manage complex markets in Massachusetts and New Jersey and property catastrophe exposure in Florida. The companies in Massachusetts and New Jersey have dedicated resources in underwriting, claim, finance, legal and service functions. The company in Florida has dedicated resources for claim, finance and legal functions.

        Personal Insurance uses a consistent operating model with agents outside of the single state companies discussed above. The model provides technological alternatives to agents to maximize their ease of doing business. Personal Insurance agents quote and issue approximately 98% of Personal Insurance's new business policies directly from their agencies by leveraging either their own agency management system or using Personal Insurance's proprietary quote and issuance systems which allow agents to rate, quote and issue policies on line. All of these quote and issue platforms interface with Personal Insurance's underwriting and rating systems, which edit transactions for compliance with Personal Insurance's underwriting and pricing programs. Business processed by agents on these platforms is subject to consultative review by Personal Insurance's in-house underwriters. Personal Insurance also provides a download capability that refreshes the individual agency system databases of approximately 6,800 agents each day with updated policy information.

        Personal Insurance continues to develop functionality to provide its agents with a comprehensive array of online service capabilities packaged together in an easy-to-use agency service portal, including customer service, marketing and claim functionality. Agencies can also choose to shift the ongoing service responsibility for Personal Insurance's customers to one of the Company's four Customer Care Centers, where the Company renders customer service on behalf of an agency by providing a comprehensive array of direct customer service needs, including response to billing and coverage inquiries, and policy changes. Approximately 1,300 agents take advantage of this service alternative.

        Personal Insurance also markets through additional distribution channels, including sponsoring organizations such as employers and consumer associations, and direct marketing. Personal Insurance handles the sales and service for these programs either through a sponsoring independent agent or through two of the Company's call center locations. A number of well-known corporations make the Company's product offerings available to their employees primarily through a payroll deduction payment process. The Company has significant relationships with the majority of the American Automobile Association (AAA) clubs in the United States and other affinity groups that make available Personal Insurance's product offerings to their members. In addition, since 1995, the Company has had a marketing agreement with GEICO to underwrite homeowners business for their auto customers. This agreement has added profitable business and helped to geographically diversify the homeowners line of business.

Pricing and Underwriting

        Pricing levels for Personal Insurance property and casualty insurance products are generally developed based upon an expectation of estimated losses, the expenses of producing, issuing and servicing business and managing claims, and a reasonable allowance for profit. The Company has a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than growth in premium volume or market share alone.

        Personal Insurance has developed a product management methodology that integrates the disciplines of underwriting, claim, actuarial and product development. This approach is designed to maintain high quality underwriting discipline and pricing segmentation. Proprietary data is analyzed with respect to Personal Insurance's business over many years. Personal Insurance uses a variety of proprietary and vendor produced risk differentiation models to facilitate its pricing segmentation. Personal Insurance's product managers establish underwriting guidelines integrated with its filed pricing and rating plans, which enable Personal Insurance to execute its risk selection and pricing processes.

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

        Pricing in the homeowners business is also driven by changes in the frequency of claims and by inflation in the cost of building supplies, labor and household possessions. Most homeowners policies offer, but do not require, automatic increases in coverage to reflect growth in replacement costs. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of homeowners insurance is affected by the incidence of natural disasters, particularly those related to weather and earthquakes. In order to manage the Company's exposure to catastrophe losses, Personal Insurance limits the writing of new homeowners business and selectively takes underwriting action on existing business in some markets. In addition, the Company has tightened underwriting standards, implemented price increases in some catastrophe-prone areas and put in place deductibles specific to hurricane and wind- and hail-prone areas. Personal Insurance uses computer-modeling techniques to assess its level of exposure to loss in hurricane and earthquake catastrophe-prone areas. Changes to methods of marketing and underwriting in some jurisdictions are subject to state-imposed restrictions, which can make it more difficult for an insurer to significantly manage catastrophe exposures.

        Insurers writing personal lines property and casualty policies may be unable to increase prices until some time after the costs associated with coverage have increased, primarily because of state insurance rate regulation. The pace at which an insurer can change rates in response to increased costs depends, in part, on whether the applicable state law requires prior approval of rate increases or notification to the regulator either before or after a rate change is imposed. In states with prior approval laws, rates must be approved by the regulator before being used by the insurer. In states having "file-and-use" laws, the insurer must file rate changes with the regulator, but does not need to wait for approval before using the new rates. A "use-and-file" law requires an insurer to file rates within a period of time after the insurer begins using the new rate. Approximately one-half of the states require prior approval of most rate changes. The Company's ability or willingness to raise prices, modify underwriting terms or reduce exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and/or social responsibilities. The Company also may choose to write business it might not otherwise write for strategic purposes, such as improving access to other underwriting opportunities.

        Independent agents either utilize one of the Company's automated quote and issue systems or they submit applications to the Company's service centers for underwriting review, quote, and issuance. Automated transactions are edited by the Company's systems and issued if they conform to established guidelines. Exceptions are reviewed by underwriters in the Company's business centers. Audits are conducted by an internal peer review team across all of the Company's independent agency generated business on a systematic sampling basis. Each agent is assigned to a specific employee or team of employees responsible for working with the agent on business plan development, marketing, and overall growth and profitability. The Company uses agency level management information to analyze and understand results and to identify problems and opportunities.

        The Personal Insurance products sold through additional marketing channels utilize the same issuance systems discussed previously and exceptions are underwritten by the Company's employees. Underwriters work with Company management on business plan development, marketing, and overall growth and profitability. Channel-specific production and claim information is used to analyze results and identify problems and opportunities.

Product Lines

        The primary coverages in Personal Insurance are personal automobile and homeowners insurance sold to individuals. Personal Insurance had approximately 7.2 million policies in force at December 31, 2007.

        Personal Automobile provides coverage for liability to others for both bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

        Homeowners and Other provides protection against losses to dwellings and contents from a wide variety of perils (excluding flooding), as well as coverage for personal liability. The Company writes homeowners insurance for dwellings, condominiums and rental property contents. The Company also writes coverage for personal watercraft, personal articles such as jewelry, and umbrella liability protection.

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Personal Insurance segment as of January 1, 2008. Personal Insurance retains the first $5 million of umbrella policies and purchases facultative reinsurance for limits over $5 million. For personal property insurance, there is a $7 million maximum retention per risk. The Company also utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Personal Insurance's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2007:

State	% of Total
New York	15.4%
Texas	9.1
Pennsylvania	7.5
New Jersey	5.9
Massachusetts	5.9
Florida	5.3
Connecticut	4.8
Georgia	4.7
Virginia	4.5
California	4.4
Maryland	3.5
South Carolina	3.2
All others(1)	25.8

Total	100.0%

    (1)
    No other single state accounted for 3.0% or more of the total direct written premiums written in 2007 by the Personal Insurance segment.

Competition

        Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, Personal Insurance also faces competition from local and regional companies. Personal Insurance primarily competes based on service, ease of doing business, price, perceived stability of the insurer and name recognition. Personal Insurance competes for business within each independent agency since these agencies also offer policies of competing companies. At the agency level, competition is primarily based on price and the level of service, including claims handling, as well as the level of automation and the development of long-term relationships with individual agents. Personal Insurance also competes with insurance companies that use exclusive agents or salaried employees to sell their products, as well as those that employ direct marketing strategies, including the use of toll-free numbers and the internet. In addition to its traditional independent agency distribution, Personal Insurance has broadened its distribution of products by marketing to sponsoring organizations, including employee and affinity groups, through joint marketing arrangements with other insurers and direct marketing. Personal Insurance believes that its continued focus on underwriting and pricing segmentation, claim settlement effectiveness strategies and expense management practices enable Personal Insurance to price its products competitively in all of its distribution channels.

CLAIMS MANAGEMENT

        The Company's claims function is managed through its Claim Services operations. With nearly 13,000 employees, Claim Services employs a diverse group of professionals, including claim adjusters, appraisers, attorneys, investigators, engineers, accountants, system specialists and training, management and support personnel. Approved external service providers, such as independent adjusters and appraisers, investigators and attorneys, are available for use as appropriate.

        Field claim management teams located in 28 claim centers and 88 satellite and specialty-only offices in 46 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Business Insurance, Financial, Professional & International Insurance, and Personal Insurance segments. Claim teams with specialized skills, resources, and workflows are matched to the unique exposures of those businesses with local claim management dedicated to achieving optimal results within each segment. The Company's home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. In addition to the field teams, claim staff is dedicated to each of Personal Insurance's single state companies in Florida, Massachusetts and New Jersey. This structure permits the Company to maintain the economies of scale of a larger, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International is generally provided locally by staff in the respective international location due to local knowledge of applicable laws and regulations.

        An integral part of the Company's strategy to benefit customers and shareholders is its continuing industry leadership in the fight against insurance fraud through its Investigative Services unit. The Company has a nationwide staff of experts that investigate a wide array of insurance fraud schemes using in-house forensic resources and other technological tools. This staff also has specialized expertise in fire scene examinations, medical provider fraud schemes and data mining. The Company also dedicates investigative resources to ensure that violations of law are reported to and prosecuted by law enforcement agencies.

        Claim Services uses advanced technology, management information, and data analysis to assist the Company in reviewing its claim practices and results to evaluate and improve its performance. The Company's claim management strategy is focused on segmentation of claims and appropriate technical specialization to drive effective claim resolution. The Company continually monitors its investment in claim resources to maintain an effective focus on claim outcomes and a disciplined approach to continual improvement. In 2007, the Company opened its claims training facility, offering hands-on experiential learning to help ensure that its claim professionals are properly trained. In recent years, the Company has invested significant additional resources in many of its claim handling operations and routinely monitors the effect of its investments to ensure a consistent optimization between outcomes, cost and service.

        During 2006, Claim Services refined its catastrophic response strategy to increase the Company's ability to respond to a significant catastrophic event using its own personnel, placing less reliance on independent adjustors and appraisers. During 2007, the Company continued to develop a larger dedicated catastrophe response team and trained a larger Enterprise Response Team of existing employees who can be deployed on short notice in the event of a catastrophe that generates claim volume exceeding the capacity of the dedicated catastrophe response team.

        The Company is also a leader in bringing effective claim solutions that provide superior customer service. One example of this is the Company's auto claim service that features two Company-owned auto repair facilities and selected independently-owned auto repair facilities with Company appraisers on site to complete an estimate, handle all rental arrangements and monitor the repair process from start to finish. By managing the claim in this way, the Company can help ensure prompt, quality results and create a differentiated, superior claim experience for customers.

        Another strategic advantage is TravCompSM, a workers' compensation claim resolution and medical management program that assists adjusters in the prompt investigation and effective management of workers' compensation claims. Innovative medical and claims management technologies permit nurse, medical and claims professionals to share appropriate vital information that supports prompt investigation, effective return to work and claim resolution strategies. These technologies, together with effective matching of professional skills and authority to specific claim issues, have resulted in more efficient management of workers' compensation claims with lower medical, wage replacement costs and loss adjustment expenses.

REINSURANCE

        The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk, except with regard to mandatory pools, and is generally subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after reductions for known insolvencies and after allowances for uncollectible amounts. The Company also holds collateral, including trust agreements, escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. After reinsurance is purchased, the Company has a limited ability to manage the credit risk to a reinsurer. In addition, in a number of jurisdictions, particularly the European Union and the United Kingdom, a reinsurer is permitted to transfer a reinsurance arrangement to another reinsurer, which may be less creditworthy, without a counterparty's consent, provided that the transfer has been approved by the applicable regulatory and/or court authority. For additional information concerning reinsurance, see note 4 of notes to the Company's consolidated financial statements.

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

        For a description of reinsurance-related litigation, see Item 3, "Legal Proceedings."

Catastrophe Reinsurance

        Catastrophes can be caused by various natural and man-made events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those that are heavily populated. The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes. In addition to the coverage provided under this treaty, the Company also utilizes a catastrophe bond program, as well as a Northeast catastrophe reinsurance treaty, to protect against losses resulting from catastrophes in the Northeastern United States.

        General Catastrophe Reinsurance Treaty.    The general catastrophe reinsurance treaty covers the accumulation of net property losses arising out of one occurrence. The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks. The treaty covers all of the Company's exposures in the United States and Canada and their possessions and waters contiguous thereto, the Caribbean and Mexico. For business underwritten in Canada, the United Kingdom, Republic of Ireland and in the Company's operations at Lloyd's, separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet. The Company conducts an ongoing review of its risk and catastrophe coverages and makes changes as it deems appropriate.

        The following table summarizes the Company's coverage under its General Catastrophe Treaty, effective for the period July 1, 2007 through June 30, 2008:

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

        Catastrophe Bond Program.    In May 2007, the Company announced the establishment of a multi-year catastrophe bond program to provide reinsurance protection for losses resulting from hurricanes and certain other catastrophes. The Company may obtain reinsurance under the program by entering into one or more reinsurance agreements with Longpoint Re Ltd. (Longpoint Re), a newly formed independent Cayman Islands insurance company. Longpoint Re successfully completed an offering to unrelated investors under the program of $500 million aggregate principal amount of catastrophe bonds on May 8, 2007. In connection with the offering, the Company and Longpoint Re entered into a three-year reinsurance agreement providing up to $500 million of reinsurance from losses resulting from certain hurricane events in the Northeastern United States (from New Jersey to Maine). The reinsurance agreement entered into by the Company and Longpoint Re utilizes a dual trigger that is based upon the Company's covered losses incurred and an index that is created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by Property Claim Services, a division of Insurance Services Offices, Inc. Amounts payable to the Company under the reinsurance agreement will be determined by the index-based losses, which are designed to approximate the Company's actual losses from any covered event. The Company's actual loss experience may differ from the index-based losses; however, reinsurance recoverables will not exceed actual losses. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreement. The Company will be entitled to begin recovering amounts under the reinsurance agreement if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $2.25 billion. The full coverage amount of $500 million is available on a proportional basis until index-based losses reach a maximum $3.0 billion limit. The index-based losses attachment point and maximum limit will be reset annually to maintain a probability of loss on the catastrophe bonds equal to the initial modeled probability of loss.

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

        Florida Hurricane Catastrophe Fund (FHCF).    The Company participates in the FHCF, which is a state-mandated catastrophe reinsurance fund that provides reimbursement to insurers for a portion of their residential catastrophic hurricane losses. The FHCF is primarily funded by premiums from insurance companies that write residential property business in Florida and, if those are insufficient, assessments on all Florida property and casualty lines of business, excluding accident and health, the National Flood Insurance Program, workers' compensation and medical malpractice insurance. The FHCF's resources are limited to these contributions and to its borrowing capacity at the time of a significant catastrophe in Florida. Based on current expected reimbursements for 2004 and 2005 losses, the state of Florida levied a 1% assessment effective January 1, 2007 for all of the Company's relevant policyholders as discussed above. The Company holds no liability for this pass-through assessment, since the Company is only liable for the assessments collected from insureds. In January 2007, the Governor of Florida signed into law legislation that expanded the capacity of the FHCF from $16 billion to $28 billion, with an option for the FHCF Board of Governors to add an additional $4 billion of capacity. Additionally, participating companies have the option to select lower attachment points to the FHCF in $1 billion increments ranging from $6 billion to $3 billion. No individual company elected this option for lower attachment points. The Company's participation as of June 2007 (the most recent date for which data is available) accounted for less than 0.7% of the FHCF. This additional capacity is also funded primarily by premiums and relies on the same assessment and borrowing process described above. If there are hurricanes in 2008, the cash resources of the FHCF may not be sufficient to meet its obligations and continuing assessments may be necessary. The current projected FHCF bonding for future events is adequate to cover its statutory capacity, assuming the bonds are purchased.

        Terrorism Risk Insurance Acts.    On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established the Terrorism Risk Insurance Program (the Program), a temporary Federal program in the Department of the Treasury, that provided for a system of shared public and private compensation for insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. The Program was scheduled to terminate on December 31, 2005. In December 2005, the Terrorism Risk Insurance Extension Act of 2005 (the Terrorism Extension Act) was enacted into Federal law, reauthorizing the Program through December 31, 2007, while reducing the Federal role under the Program. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was enacted into Federal law, extending coverage to include domestic acts of terrorism and reauthorizing the Program through 2014. The three acts are hereinafter collectively referred to as "the Acts."

        In order for a loss to be covered under the Program (subject losses), the loss must meet certain aggregate industry loss minimums and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury. The aggregate industry loss minimum was $100 million in 2007 and will remain at $100 million through 2014. The original Program excluded from participation certain of the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, and reinsurance. The Terrorism Extension Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers'), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the Acts. The Acts generally require that all commercial property casualty insurers licensed in the United States participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for a percentage of subject losses, after an insurer deductible, subject to an annual cap. The Federal reimbursement percentage was 85% in 2007 and will remain at 85% through 2014.

        The deductible is calculated by applying the deductible percentage to the insurer's direct earned premiums for covered lines from the calendar year immediately preceding the applicable year. The deductible under the Program was 15% for 2005, 17.5% for 2006 and 20% for 2007, and will remain at 20% through 2014. The Company's estimated deductible under the Program is $2.25 billion for 2008. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, Congress shall determine the sources of funds, if any, available for losses that exceed the $100 billion cap. The Company had no terrorism-related losses in 2007, 2006 or 2005. Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company's own reinsurance program, future losses from acts of terrorism, particularly those involving nuclear, biological, chemical or radiological events, could be material to the Company's operating results, financial position and/or liquidity in future periods. The Company will continue to manage this type of catastrophic risk by monitoring and controlling terrorism risk aggregations to the best of its ability.

CLAIMS AND CLAIM ADJUSTMENT EXPENSE RESERVES

        Claims and claim adjustment expense reserves (loss reserves) represent management's estimate of ultimate unpaid costs of losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported.

        The Company continually refines its reserve estimates in a regular ongoing process that includes review of key assumptions, underlying variables and historical loss experience. The Company reflects adjustments to reserves in the results of operations in the periods in which the estimates are changed. In establishing reserves, the Company takes into account estimated recoveries for reinsurance, salvage and subrogation. The reserves are also reviewed regularly by qualified actuaries employed by the Company. For additional information on the process of estimating reserves and a discussion of underlying variables and risk factors, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."

        The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables (discussed by product line in the "Critical Accounting Estimates" section) are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Reserve estimation difficulties also differ significantly by product line due to differences in the underlying insurance contract (e.g., claims made versus occurrence), claim complexity, the volume of claims, the potential severity of individual claims, the determination of the occurrence date for a claim, and reporting lags (the time between the occurrence of the insured event and when it is actually reported to the insurer). Informed judgment is applied throughout the process.

        The Company derives estimates for unreported claims and development on reported claims principally from actuarial analyses of historical patterns of loss development by accident year for each type of exposure and business unit. Similarly, the Company derives estimates of unpaid loss adjustment expenses principally from actuarial analyses of historical development patterns of the relationship of loss adjustment expenses to losses for each line of business and type of exposure. For a description of the Company's reserving methods for asbestos and environmental claims, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation," and "—Environmental Claims and Litigation."

Discounting

        Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for most long-term disability payments under workers' compensation insurance and workers' compensation excess insurance, which totaled $2.09 billion and $1.98 billion at December 31, 2007 and 2006, respectively, were discounted using a rate of 5% at December 31, 2007 and 2006. Reserves for certain assumed reinsurance business were discounted using a rate of 7% at both December 31, 2007 and 2006, and totaled $33 million and $37 million at December 31, 2007 and 2006, respectively.

Claims and Claim Adjustment Expense Development Table

        The table that follows sets forth the year-end reserves from 1997 through 2007 and the subsequent changes in those reserves, presented on a historical basis. The original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1997 through 2003 have not been restated to reflect the acquisition of SPC in 2004. The table includes SPC reserves beginning at December 31, 2004.

        In addition, the original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1997 to 2000 have not been restated to reflect the acquisition of Northland and Commercial Guaranty Casualty. Beginning in 2001, the table includes the reserve activity of Northland and Commercial Guaranty Casualty. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The data in the table is not accident year data, but rather a display of 1997 to 2007 year-end reserves and the subsequent changes in those reserves.

        For instance, the "cumulative deficiency (redundancy)" shown in the table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 1997 included $4 million for a loss that is finally paid in 2005 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1997 to 2004 shown in the accompanying table.

        Various factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the table. For example, a substantial portion of the cumulative deficiencies shown in the table arise from claims on policies written prior to the mid-1980s involving liability exposures such as asbestos and environmental claims. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of these risks. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation," and "—Environmental Claims and Litigation." General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

        Other factors that affect the data in the table include the discounting of certain reserves (as discussed above) and the use of retrospectively rated insurance policies. For example, workers' compensation indemnity reserves (tabular reserves) are discounted to reflect the time value of money. Apparent deficiencies will continue to occur as the discount on these workers' compensation reserves is accreted at the appropriate interest rates. Also, a portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. For this business, increases in loss experience result in an increase in reserves and an offsetting increase in amounts recoverable from insureds. Likewise, decreases in loss experience result in a decrease in reserves and an offsetting decrease in amounts recoverable from these insureds. The amounts recoverable on these retrospectively rated policies mitigate the impact of the cumulative deficiencies or redundancies on the Company's earnings but are not reflected in the table.

        Because of these and other factors, it is difficult to develop a meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the table.

(at December 31, in millions)	1997	1998	1999	2000	2001(a)	2002(a)	2003(a)	2004(a)	2005(a)(b)	2006(a)(b)	2007(a)(b)
Reserves for claims and claim adjustment expense originally estimated	$21,406	$20,763	$19,983	$19,435	$20,197	$23,268	$24,055	$41,446	$42,895	$42,844	$43,098
Cumulative amounts paid as of
One year later	4,025	4,159	4,082	4,374	5,018	5,170	4,651	8,871	8,632	7,417
Two years later	6,882	6,879	6,957	7,517	8,745	8,319	8,686	14,666	13,837
Three years later	8,850	9,006	9,324	10,218	11,149	11,312	11,541	18,733
Four years later	10,480	10,809	11,493	12,000	13,402	13,548	13,708
Five years later	11,915	12,565	12,911	13,603	15,115	15,229
Six years later	13,376	13,647	14,172	14,958	16,473
Seven years later	14,306	14,697	15,301	16,063
Eight years later	15,225	15,681	16,206
Nine years later	16,061	16,480
Ten years later	16,753
Reserves reestimated as of
One year later	21,083	20,521	19,736	19,394	23,228	23,658	24,222	41,706	42,466	42,172
Two years later	20,697	20,172	19,600	22,233	24,083	24,592	25,272	42,565	42,311
Three years later	20,417	19,975	22,302	22,778	25,062	25,553	26,042	42,940
Four years later	20,168	22,489	22,612	23,871	25,953	26,288	26,501
Five years later	22,570	22,593	23,591	24,872	26,670	26,731
Six years later	22,625	23,492	24,559	25,521	27,179
Seven years later	23,530	24,446	25,114	26,039
Eight years later	24,425	24,908	25,664
Nine years later	24,832	25,435
Ten years later	25,321
Cumulative deficiency (redundancy) (a)(b)	3,915	4,672	5,681	6,604	6,982	3,463	2,446	1,494	(584)	(672)
Gross liability—end of year	$30,138	$29,411	$28,854	$28,312	$30,617	$33,628	$34,474	$58,984	$61,007	$59,202	$57,619
Reinsurance recoverables	8,732	8,648	8,871	8,877	10,420	10,360	10,419	17,538	18,112	16,358	14,521

Net liability—end of year	$21,406	$20,763	$19,983	$19,435	$20,197	$23,268	$24,055	$41,446	$42,895	$42,844	$43,098

Gross reestimated liability-latest	$34,227	$34,669	$35,659	$36,806	$39,552	$38,435	$37,464	$60,642	$60,535	$58,158
Reestimated reinsurance recoverables-latest	8,906	9,234	9,995	10,767	12,373	11,704	10,963	17,702	18,224	15,986

Net reestimated liability-latest	$25,321	$25,435	$25,664	$26,039	$27,179	$26,731	$26,501	$42,940	$42,311	$42,172

Gross cumulative deficiency (redundancy)	$4,089	$5,258	$6,805	$8,494	$8,935	$4,807	$2,990	$1,658	$(472)	$(1,044)

        Included in the cumulative deficiency by year is the following impact of unfavorable prior year reserve development related to asbestos and environmental claims and claim adjustment expenses, in millions:

Asbestos	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Gross	$6,062	$5,927	$5,799	$5,612	$5,329	$1,669	$1,644	$1,030	$196	$(1)
Net	$4,405	$4,339	$4,282	$4,232	$4,043	$1,098	$1,074	$987	$156	$0

Environmental	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Gross	$1,136	$1,013	$874	$799	$741	$587	$528	$307	$290	$182
Net	$939	$889	$832	$768	$722	$572	$513	$335	$305	$185

(a)
Includes reserves of The Northland Company and its subsidiaries and Commercial Guaranty Lloyds Insurance Company, which were acquired from Citigroup on October 1, 2001. Also includes reserves of Commercial Guaranty Casualty Insurance Company, which was contributed to TPC by Citigroup on October 3, 2001. At December 31, 2001, these gross reserves were $867 million, and net reserves were $633 million.

(b)
For years prior to 2004, excludes SPC reserves, which were acquired on April 1, 2004. Accordingly, the reserve development (net reserves for claims and claim adjustment expenses reestimated as of subsequent years less net reserves recorded at the end of the year, as originally estimated) for years prior to 2004 relates only to losses recorded by TPC and does not include reserve development recorded by SPC. For 2004 and subsequent years, includes SPC reserves and subsequent development recorded by SPC. At December 31, 2004, SPC gross reserves were $23,274 million, and net reserves were $15,959 million.

Reserves on Statutory Accounting Basis

        At December 31, 2007, 2006 and 2005, claims and claim adjustment expense reserves (net of reinsurance) shown in the preceding table, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves), were $30 million higher, $104 million lower and $296 million lower, respectively, than those reported in the Company's respective annual reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves). The accounting for retroactive reinsurance is a significant factor in the difference in reserves. Retroactive reinsurance balances result from reinsurance placed to cover losses on insured events occurring prior to the inception of a reinsurance contract. For GAAP reporting, retroactive reinsurance balances are included in reinsurance recoverables and result in lower net reserve amounts. Statutory accounting practices require retroactive reinsurance balances to be recorded in other liabilities as contra-liabilities rather than in loss reserves.

Asbestos and Environmental Claims

        Asbestos and environmental claims are segregated from other claims and are handled separately by the Company's Special Liability Group, a separate unit staffed by dedicated legal, claim, finance and engineering professionals. For additional information on asbestos and environmental claims, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation and—Environmental Claims and Litigation."

INTERCOMPANY REINSURANCE POOLING ARRANGEMENTS

        Most of the Company's insurance subsidiaries are members of intercompany property and casualty reinsurance pooling arrangements. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus rather than just on its own capital and surplus. Under such arrangements, the members share substantially all insurance business that is written and allocate the combined premiums, losses and expenses.

        On October 1, 2007, retroactive to January 1, 2007, the Northland Pool was commuted and terminated. Four members of the former Northland Pool, consisting of Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company and American Equity Specialty Insurance Company, became members of the Travelers Reinsurance Pool, the Company's primary reinsurance pool. The fifth member of the former Northland Pool, American Equity Insurance Company, became a 100% reinsured affiliate of the Travelers Reinsurance Pool. Additionally, the individual 100% quota share reinsurance agreements for three former 100% reinsured affiliated companies of the Travelers Reinsurance Pool (St. Paul Guardian Insurance Company, St. Paul Mercury Insurance Company and Fidelity and Guaranty Insurance Underwriters, Inc.) were commuted and terminated. These three companies also became members of the Travelers Reinsurance Pool. All of these transactions were retroactive to January 1, 2007. In addition, on October 1, 2007, Discover Reinsurance Company was merged into The Travelers Indemnity Company.

RATINGS

        Ratings are an important factor in setting the Company's competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's Corp. (S&P). Rating agencies typically issue two types of ratings: claims-paying (or financial strength) ratings which assess an insurer's ability to meet its financial obligations to policyholders and debt ratings which assess a company's prospects for repaying its debts and assist lenders in setting interest rates and terms for a company's short- and long-term borrowing needs. Agency ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating agency.

Each agency's rating should be evaluated independently of any other agency's rating. The system and the number of rating categories can vary widely from rating agency to rating agency. Customers usually focus on claims-paying ratings, while creditors focus on debt ratings. Investors use both to evaluate a company's overall financial strength. The ratings issued on the Company or its subsidiaries by any of these agencies are announced publicly and are available on the Company's website and from the agencies.

        The Company's insurance operations could be negatively impacted by a downgrade in one or more of the Company's financial strength ratings. If this were to occur, the Company could experience a reduced demand for certain products in certain markets. Additionally, the Company's ability to access the capital markets could be impacted by a downgrade in one or more of the Company's debt ratings. If this were to occur, the Company could incur higher borrowing costs.

Claims—Paying Ratings

        The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Guarantee Company of Canada and St. Paul Travelers Insurance Company Limited as of February 21, 2008. The table also presents S&P's Lloyd's Syndicate Assessment rating for St. Paul Travelers Syndicate Management—Syndicate 5000. The table presents the position of each rating in the applicable agency's rating scale.

	A.M. Best	Moody's	S&P	Fitch
Travelers Reinsurance Pool (a)(b)	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	AA (3rd of 24)
Travelers C&S Co. of America	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	AA (3rd of 24)
First Floridian Auto and Home Ins. Co.	A- (4th of 16)	—	—	AA (3rd of 24)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA (3rd of 24)
The Premier Insurance Co. of MA	A (3rd of 16)	—	—	—
Travelers C&S Co. of Europe, Ltd.	A+ (2nd of 16)	Aa3 (4th of 21)	AA- (4th of 21)	—
Travelers Guarantee Company of Canada	A (3rd of 16)	—	—	—
Travelers Insurance Company Limited	A (3rd of 16)	—	—	—
Travelers Syndicate Management Limited—Syndicate 5000	—	—	3- (9 of 15)	—

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

(b)
The following affiliated companies are 100% reinsured by one of the pool participants noted in (a) above: Atlantic Insurance Company, Fidelity and Guaranty Insurance Company, Gulf Underwriters Insurance Company, American Equity Insurance Company, Select Insurance Company, St. Paul Fire and Casualty Insurance Company, The Travelers Lloyds Insurance Company and Travelers Lloyds of Texas Insurance Company. In addition, Seaboard Surety Company, an affiliated company, is 90% reinsured by The Travelers Indemnity Company, one of the pool participants noted in (a) above.

Debt Ratings

        The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries as of February 21, 2008. The table also presents the position of each rating in the applicable agency's rating scale.

	A.M. Best	Moody's	S&P	Fitch
Senior debt	a- (7th of 22)	A3 (7th of 21)	A- (7th of 22)	A (6th of 24)
Subordinated debt	bbb+ (8th of 22)	Baa1 (8th of 21)	BBB (9th of 22)	A- (7th of 24)
Junior subordinated debt	bbb (9th of 22)	Baa1 (8th of 21)	BBB- (10th of 22)	A- (7th of 24)
Trust preferred securities	bbb (9th of 22)	Baa1 (8th of 21)	BBB- (10th of 22)	A- (7th of 24)
Preferred stock	bbb (9th of 22)	Baa2 (9th of 21)	BBB- (10th of 22)	—
Commercial paper.	AMB-1 (2nd of 6)	P-2 (2nd of 3)	A-2 (3rd of 10)	F-1 (2nd of 7)

Rating Agency Actions

        The following rating agency actions were taken with respect to the Company in 2007 and through February 21, 2008:

  •
  On March 5, 2007, A.M. Best assigned a debt rating of "bbb" to the $1.0 billion junior subordinated debentures due 2067 issued by the Company in March 2007.

  •
  On March 5, 2007, Moody's assigned a debt rating of "Baa1" to the $1.0 billion junior subordinated debentures due 2067 issued by the Company in March 2007.

  •
  On March 5, 2007, S&P assigned a debt rating of "BBB" to the $1.0 billion junior subordinated debentures due 2067 issued by the Company in March 2007.

  •
  On March 5, 2007, Fitch announced that it expected to assign a debt rating of "BBB+" to the $1.0 billion junior subordinated debentures due 2067 issued by the Company in March 2007. Subsequently, on April 11, 2007, Fitch assigned the "BBB+" debt rating to these junior subordinated debentures.

  •
  On May 2, 2007, Moody's affirmed all ratings for the Company and changed the outlook for all ratings to "positive" from "stable."

  •
  On May 21, 2007, Fitch upgraded its long-term issuer and senior debt ratings of the Company to "A" from "A-"; its junior subordinated debt ratings and trust preferred securities ratings both to "A-" from "BBB+"; and its commercial paper ratings to "F-1" from "F-2." Additionally, Fitch upgraded its insurer financial strength (IFS) rating on the Company's insurance company subsidiaries to "AA" from "AA-". The ratings outlook was stable.

  •
  On May 23, 2007, Fitch announced that it expected to assign a debt rating of "A" to the Company's aggregate $1.5 billion senior unsecured notes due 2012, 2017 and 2037. Subsequently, on May 25, 2007, Fitch assigned the "A" debt rating to these senior notes. The outlook for the ratings was stable.

  •
  On May 23, 2007, A.M. Best assigned a debt rating of "a-" to the Company's aggregate $1.5 billion senior unsecured notes due 2012, 2017 and 2037. The outlook for the ratings was stable.

  •
  On May 23, 2007, Moody's assigned a debt rating of "A3" to the Company's aggregate $1.5 billion senior unsecured notes due 2012, 2017 and 2037. The outlook for the ratings was positive.

  •
  On May 23, 2007, S&P assigned a debt rating of "A-" to the Company's aggregate $1.5 billion senior unsecured notes due 2012, 2017 and 2037. The outlook for the ratings was stable.

  •
  On June 18, 2007, A.M. Best affirmed all ratings of the Company. The outlook was stable.

  •
  On June 25, 2007, S&P assigned its interactive Lloyd's Syndicate Assessment (LSA) of "3-" to The St. Paul Travelers Syndicate Management—Syndicate 5000. The outlook was stable.

  •
  On October 2, 2007, A.M. Best upgraded the financial strength ratings to "A+" from "A" and issuer credit ratings to "aa-" from "a" for Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, American Equity Specialty Insurance Company and American Equity Insurance Company, formerly members of the Northland Pool. In addition, Fidelity and Guaranty Insurance Underwriters, Inc., St. Paul Guardian Insurance Company and St. Paul Mercury Insurance Company financial strength ratings of "A+" and issuer credit ratings of "aa-" were affirmed. The outlook for all ratings was stable. Concurrently, A.M. Best withdrew the financial strength rating of "A" and issuer credit rating of "a" and assigned a category NR-5 (Not Formally Followed) to the Former Northland Pool. A.M. Best also withdrew the financial strength rating of "A-" and the issuer credit rating of "a-" of Discover Reinsurance Company in connection with the merger of Discover Reinsurance Company into Travelers Indemnity Company.

  •
  On October 17, 2007, A.M. Best affirmed the financial strength rating of "A" and issuer credit rating of "a+" of St. Paul Travelers Insurance Company Limited. The ratings outlook remained stable.

  •
  On November 20, 2007, Moody's announced that it was reviewing its ratings of the Company for a possible upgrade.

INVESTMENT OPERATIONS

        A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's insurance and debt obligations. The Company's management of the duration of the fixed income investment portfolio generally produces a duration that modestly exceeds the estimated duration of the Company's net insurance liabilities.

        The primary goals of the Company's asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows. Generally, the expected principal and interest payments produced by the Company's fixed income portfolio adequately fund the estimated runoff of the Company's insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the present value of the net insurance liabilities, plus the positive cash flow from newly sold policies and the large amount of high quality liquid bonds provides assurance of the Company's ability to fund the payment of claims without having to sell illiquid assets or access credit facilities.

        The Company also invests much smaller amounts in equity securities, venture capital investments (through direct ownership and limited partnerships), private equity limited partnerships, joint ventures, other limited partnerships, mortgage loans and trading securities. These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

        See note 3 of notes to the Company's consolidated financial statements for additional information regarding the Company's investment portfolio.

DERIVATIVES

        See notes 1 and 14 of notes to the Company's consolidated financial statements for a discussion of the policies and transactions related to the Company's derivative financial instruments.

REGULATION

State and Federal Regulation

        TRV's insurance subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. In addition, many states have enacted variations of competitive ratemaking laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis. TRV's insurance subsidiaries are collectively licensed to transact insurance business in all U.S. states, the District of Columbia, Guam, Puerto Rico, Bermuda and the U.S. Virgin Islands.

        Agent and Broker Compensation.    As part of ongoing, industry-wide investigations, the Company has received subpoenas and written requests for information from U.S. government agencies and authorities, including 21 states and the SEC. The areas of inquiry addressed to the Company include the method by which brokers and agents are compensated. The Company is cooperating with these subpoenas and requests for information. The Company has entered into agreements with several of these states to resolve issues related to broker and agent compensation. The Company discontinued paying contingent commissions in the United States on excess casualty and umbrella business effective September 30, 2006. In addition, the Company discontinued paying contingent commissions in the United States for all of its personal insurance business (including homeowners multi-peril, private passenger automobile physical damage, private passenger automobile no-fault, other private passenger automobile liability, personal articles floaters, personal insurance boats and yachts, dwelling fire and personal umbrellas) and for its boiler and machinery and financial guaranty insurance lines effective January 1, 2007, and for its fidelity insurance line effective January 1, 2008. The Company has developed alternative compensation arrangements for these lines of business that compensate brokers and agents in a manner that differentiates for business performance and is consistent with all applicable laws. Beginning January 1, 2007, the Company offered an optional fixed commission program in the U.S. for most commercial insurance lines.

        Insurance Regulation Concerning Dividends.    TRV's principal insurance subsidiaries are domiciled in the states of Connecticut and Minnesota. The insurance holding company laws of both states applicable to TRV's subsidiaries require notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend, that together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer's capital and surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices.

        The insurance holding company laws of other states in which TRV's insurance subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends.

        Rate and Rule Approvals.    TRV's insurance subsidiaries are subject to each state's laws and regulations regarding rate and rule approvals. The applicable laws and regulations are used by states to establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory, or used to engage in unfair price competition. An insurer's ability to increase rates and the relative timing of the process, are dependent upon each respective state's requirements.

        Requirements for Exiting Geographic Markets and/or Canceling or Nonrenewing Policies.    Several states have laws and regulations which may impact the timing and/or the ability of an insurer to either discontinue or substantially reduce its writings in that state. These laws and regulations typically require prior notice, and in some instances insurance department approval, prior to discontinuing a line of business or withdrawing from that state, and they allow insurers to cancel or non-renew certain policies only for certain specified reasons.

        Assessments for Guaranty Funds and Second-Injury Funds and Other Mandatory Pooling Arrangements.    Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by some claimants because of the insolvency of other insurers. Many states also have laws that established second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury.

        TRV's insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers' compensation, automobile insurance, property windpools in states prone to property damage from hurricanes, and FAIR plans, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase that coverage in the voluntary market.

        Insurance Regulatory Information System.    The National Association of Insurance Commissioners (NAIC) developed the Insurance Regulatory Information System (IRIS) to help state regulators identify companies that may require special attention. Financial examiners review annual statements and key financial ratios based on year-end data. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. Each ratio has an established "usual range" of results. A ratio result falling outside the usual range of IRIS ratios, however, is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios.

        Based on preliminary 2007 IRIS ratios calculated by the Company, St. Paul Mercury Insurance Company had results outside the normal range on four of the IRIS ratios, and St. Paul Guardian Insurance Company had results outside the normal range on three of the IRIS ratios. These results were due to these companies becoming Travelers Reinsurance Pool participants in 2007. Previously, these companies had been 100% reinsured by The Travelers Indemnity Company, one of the Travelers Reinsurance Pool participants. In conjunction with their new participation, St. Paul Mercury Insurance Company and St. Paul Guardian Insurance Company received capital contributions of $30 million and $10 million, respectively, from their parent company, St. Paul Fire and Marine Insurance Company, in 2007. In 2006, Discover Reinsurance Company had results outside the normal range for two of the IRIS ratios, due to reserve strengthening actions taken in 2005.

        Management does not anticipate regulatory action as a result of the 2007 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results could occur in the future.

        Risk-Based Capital (RBC) Requirements.    The NAIC has an RBC requirement for most property and casualty insurance companies. The RBC requirement determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. Under laws adopted by individual states, insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2007, all of TRV's insurance subsidiaries had total adjusted capital in excess of the RBC requirement.

        Investment Regulation.    Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications.

International Regulation

        TRV's insurance underwriting subsidiaries based in the United Kingdom, Travelers Insurance Company Limited and Travelers Casualty and Surety Company of Europe Limited, are regulated by the Financial Services Authority (FSA). The FSA's principal objectives are to maintain market confidence, promote public understanding of the financial system, protect consumers, and to fight financial crime. TRV's managing agent (Travelers Syndicate Management Ltd.) of its Lloyd's syndicate is also regulated by the FSA, which has delegated certain regulatory responsibilities to the Council of Lloyd's. Through Lloyd's, TRV is licensed to write business in over 70 countries throughout the world by virtue of Lloyd's international licenses. In each such country TRV is subject to the laws and insurance regulation of that country. TRV's Irish insurance operations are regulated by the Irish Financial Services Regulatory Authority. In 2007, a TRV subsidiary, Travelers Casualty and Surety Company, established a representative office in China. The representative office's operations are regulated by the China Insurance Regulatory Commission. In addition, in 2007, TRV's Lloyd's managing agency established a service company in Singapore, the underwriting operations of which are regulated by the Monetary Authority of Singapore.

        In Canada, the conduct of TRV's insurance business is regulated by the Office of the Superintendent of Financial Institutions under provisions of the Insurance Companies Act, which requires insurance companies to maintain certain levels of capital depending on the type and amount of insurance policies in force.

        TRV's branch in runoff in Australia is regulated by the Australian Prudential Regulation Authority.

Insurance Holding Company Statutes

        As a holding company, TRV is not regulated as an insurance company. However, since TRV owns capital stock in insurance subsidiaries, it is subject to state insurance holding company statutes, as well as certain other laws, of each of its insurance subsidiaries' states of domicile. All holding company statutes, as well as other laws, require disclosure and, in some instances, prior approval of material transactions between an insurance company and an affiliate. The holding company statutes and other laws also require, among other things, prior approval of an acquisition of control of a domestic insurer, some transactions between affiliates and the payment of extraordinary dividends or distributions.

        Insurance Regulations Concerning Change of Control.    Many state insurance regulatory laws contain provisions that require advance approval by state agencies of any change in control of an insurance company that is domiciled, or, in some cases, having substantial business that it is deemed to be commercially domiciled, in that state.

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

        Any transactions that would constitute a change in control of any of TRV's insurance subsidiaries would generally require prior approval by the insurance departments of the states in which the insurance subsidiaries are domiciled or commercially domiciled. They may also require pre-acquisition notification in those states that have adopted pre-acquisition notification provisions and in which such insurance subsidiaries are admitted to transact business.

        One of TRV's insurance subsidiaries and its operations at Lloyd's are domiciled in the United Kingdom. Insurers in the United Kingdom are subject to change of control restrictions in the Financial Services and Markets Act of 2000 including approval of the Financial Services Authority. Some of TRV's other insurance subsidiaries are domiciled in, or authorized to conduct insurance business in, Canada. Authorized insurers in Canada are subject to change of control restrictions in Section 407 of the Insurance Companies Act, including approval of the Office of the Superintendent of Financial Institutions.

        These requirements may deter, delay or prevent transactions affecting the control of or the ownership of common stock, including transactions that could be advantageous to TRV's shareholders.

ENTERPRISE RISK MANAGEMENT

        As a large property casualty insurance enterprise, the Company is exposed to many risks from many different events. Some of these risk events can impact multiple areas of the Company simultaneously, requiring an entity-wide view of risk events and their potential impact on all the various areas of the Company. This approach to Company-wide risk evaluation and management is commonly called Enterprise Risk Management (ERM). ERM activities involve both the identification and assessment of a broad range of risks and the development of plans to mitigate the effects of such risks.

        ERM at the Company has been operational for many years and incorporates risk-based reporting and feedback among the various disciplines throughout the Company, including the underwriting, claim, reinsurance, investment, legal, regulatory, actuarial and finance functions. Board oversight of the Company's ERM initiative is provided by the Risk Committee. Key internal risk management functions include the Management Committee (comprised of the Company's Chief Executive Officer and the other most senior members of management), the Risk Committee of management, the Credit Committee, the Chief Compliance Officer, the Business Conduct Officer, the Corporate Actuarial group, the Internal Audit group, the Accounting Policy group and many others.

        A senior executive oversees the ERM process. The mission of this executive is to facilitate risk assessment and to collaborate in implementing risk management strategies. Another strategic objective includes working across the Company to enhance risk modeling capabilities.

        The Company's ERM efforts build upon its foundation of internal control. It expands the internal control objectives of effective and efficient operations, reliable financial reporting and compliance with applicable laws and regulations, to develop an integrated, risk-based culture that focuses on value creation and preservation. However, internal control systems and ERM can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of any control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result, the possibility of material financial loss remains in spite of the Company's best risk management efforts. An investor should carefully consider the risks and all of the other information set forth in this annual report, including the discussions included in "Item 1A—Risk Factors," "Item 7A—Quantitative and Qualitative Disclosures About Market Risk," and "Item 8—Financial Statements and Supplementary Data."

OTHER INFORMATION

Customer Concentration

        In the opinion of the Company's management, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a material adverse effect on the Company, and no one customer or group of affiliated customers accounts for 10% or more of the Company's consolidated revenues.

Employees

        At December 31, 2007, the Company had approximately 33,300 employees. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements.

Sources of Liquidity

        For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and note 7 of notes to the Company's consolidated financial statements.

Taxation

        For a discussion of tax matters affecting the Company and its operations, see note 10 of notes to the Company's consolidated financial statements.

Financial Information about Reportable Business Segments

        For financial information regarding reportable business segments of the Company, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," and note 2 of notes to the Company's consolidated financial statements.

Recent Transactions

        For information regarding recent transactions of the Company, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Company Website and Availability of SEC Filings

        The Company's Internet website is www.travelers.com. Information on the Company's website is not a part of this Form 10-K. The Company makes available free of charge on its website or provides a link on its website to the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company's website, then click on "SEC Filings" under the "Investors" heading.

Glossary of Selected Insurance Terms

Accident year	The annual calendar accounting period in which loss events occurred, regardless of when the losses are actually reported, booked or paid.
Adjusted unassigned surplus
Unassigned surplus as of the most recent statutory annual report reduced by twenty-five percent of that year's unrealized appreciation in value or revaluation of assets or unrealized profits on investments, as defined in that report.
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
Average value analysis
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

The basic premise of the method is that the historical ratio of additional claim activity to earned premium for a given product line component/age-to-age period is stable and predictable. It implicitly assumes that the actual activity to-date for past periods for that cohort is not a credible predictor of future activity for that cohort, or at least is not credible enough to override the "a priori" assumption as to future activity. It may be applied to either paid or case incurred claim data. It is used most often where the claim data is sparse and/or volatile and for relatively young cohorts with low volumes and/or data credibility.

To illustrate, the method may assume that the ratio of additional paid losses from the 12 to 24 month period for an accident year is 10% of the original "a priori" expected losses for that accident year. The original "a priori" expected losses are typically based on the original loss ratio assumption for that accident year, with subsequent adjustment as facts develop.
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
Captive	A closely-held insurance company whose primary purpose is to provide insurance coverage to the company's owners or their affiliates.
Case incurred development method
An actuarial method to estimate ultimate losses for a given cohort of claims such as an accident year/product line component. If the paid-to-date losses are then subtracted from the estimated ultimate losses, the result is an indication of the unpaid losses.

The approach is the same as that described in this glossary under the "paid loss development method," but based on the growth in cumulative case incurred losses (i.e., the sum of claim-adjustor incurred estimates for claims in the cohort) rather than paid losses. The basic premise of the method is that cumulative case incurred losses for a given cohort of claims will grow in a stable, predictable pattern from year-to-year, based on the age of the cohort.
Case reserves	Claim department estimates of anticipated future payments to be made on each specific individual reported claim.

Casualty insurance
Insurance which is primarily concerned with the losses caused by injuries to third persons, i.e., not the insured, and the legal liability imposed on the insured resulting therefrom. It includes, but is not limited to, employers' liability, workers' compensation, public liability, automobile liability, personal liability and aviation liability insurance. It excludes certain types of losses that by law or custom are considered as being exclusively within the scope of other types of insurance, such as fire or marine.
Catastrophe
A severe loss, resulting from natural and man-made events, including risks such as fire, earthquake, windstorm, explosion, terrorism and other similar events. Each catastrophe has unique characteristics. Catastrophes are not predictable as to timing or amount in advance, and therefore their effects are not included in earnings or claims and claim adjustment expense reserves prior to occurrence. A catastrophe may also result in the payment of reinstatement premiums and assessments from various pools.
Catastrophe loss	Loss and directly identified loss adjustment expenses from catastrophes.
Catastrophe reinsurance
A form of excess of loss reinsurance which, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a "catastrophe cover." These reinsurance contracts are typically designed to cover property insurance losses but can be written to cover casualty insurance losses such as from workers' compensation policies.
Cede; ceding company	When an insurer reinsures its liability with another insurer or a "cession," it "cedes" business and is referred to as the "ceding company."
Ceded reinsurance	Insurance risks transferred to another company as reinsurance. See "Reinsurance."
Claim	Request by an insured for indemnification by an insurance company for loss incurred from an insured peril.
Claim adjustment expenses	See "Loss adjustment expenses (LAE)."
Claims and claim adjustment expenses	See "Loss" and "Loss adjustment expenses (LAE)."
Claims and claim adjustment expense reserves	See "Loss reserves."
Cohort
A group of items or individuals that share a particular statistical or demographic characteristic. For example, all claims for a given product in a given market for a given accident year would represent a cohort of claims.

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
Deferred acquisition costs
Primarily commissions and premium-related taxes that vary with, and are primarily related to, the production of new contracts and are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).
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
Excess liability	Additional casualty coverage above a layer of insurance exposures.
Excess of loss reinsurance	Reinsurance that indemnifies the reinsured against all or a specified portion of losses over a specified dollar amount or "retention."
Expense ratio	See "Underwriting expense ratio."
Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.
Fair Access to Insurance Requirements (FAIR) Plan
A residual market mechanism which provides property insurance to those unable to obtain such insurance through the regular (voluntary) market. FAIR plans are set up on a state-by-state basis to cover only those risks in that state. For more information, see "residual market."

Fidelity and surety programs
Fidelity insurance coverage protects an insured for loss due to embezzlement or misappropriation of funds by an employee. Surety is a three-party agreement in which the insurer agrees to pay a second party or make complete an obligation in response to the default, acts or omissions of an insured.
Ground-up analysis
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
Guaranty fund
A state-regulated mechanism that is financed by assessing insurers doing business in those states. Should insolvencies occur, these funds are available to meet some or all of the insolvent insurer's obligations to policyholders.
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
Lloyd's
An insurance marketplace based in London, England, where brokers, representing clients with insurable risks, deal with Lloyd's underwriters, who represent investors. The investors are grouped together into syndicates that provide capital to insure the risks.

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
Loss reserves
Liabilities established by insurers and reinsurers to reflect the estimated cost of claims incurred that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance it has written. Reserves are established for losses and for LAE, and consist of case reserves and IBNR reserves. As the term is used in this document, "loss reserves" is meant to include reserves for both losses and LAE.
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

Paid development method
An actuarial method to estimate ultimate losses for a given cohort of claims such as an accident year/product line component. If the paid-to-date losses are then subtracted from the estimated ultimate losses, the result is an indication of the unpaid losses.

The basic premise of the method is that cumulative paid losses for a given cohort of claims will grow in a stable, predictable pattern from year-to-year, based on the age of the cohort. These age-to-age growth factors are sometimes called "link ratios."

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

A given accident year's cumulative losses are then projected to ultimate by multiplying current cumulative losses by successive age-to-age link ratios up to that future age where growth is expected to end. For example, if growth is expected to end at 60 months, then the ultimate indication for an accident year with cumulative losses at 12 months equals those losses times a 12 to 24 month link ratio, times a 24 to 36 month link ratio, times a 36 to 48 month link ratio, times a 48 to 60 month link ratio.
Advanced applications of the method include adjustments for changing conditions during the historical period and anticipated changes in the future.
Pool	An organization of insurers or reinsurers through which particular types of risks are underwritten with premiums, losses and expenses being shared in agreed-upon percentages.
Premiums	The amount charged during the year on policies and contracts issued, renewed or reinsured by an insurance company.
Producer	Contractual entity which directs insureds to the insurer for coverage. This term includes agents and brokers.
Property insurance	Insurance that provides coverage to a person or business with an insurable interest in tangible property for that person's or business's property loss, damage or loss of use.
Quota share reinsurance	Reinsurance wherein the insurer cedes an agreed-upon fixed percentage of liabilities, premiums and losses for each policy covered on a pro rata basis.

Rates	Amounts charged per unit of insurance.
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

The approach is the same as that described in this glossary under the "paid loss development method", but based on the growth in cumulative claim counts rather than paid losses. The basic premise of the method is that cumulative claim counts for a given cohort of claims will grow in a stable, predictable pattern from year-to-year, based on the age of the cohort.
Residual market (involuntary business)
Insurance market which provides coverage for risks for those unable to purchase insurance in the voluntary market. Possible reasons for this inability include the risks being too great or the profit potential too small under the required insurance rate structure. Residual markets are frequently created by state legislation either because of lack of available coverage such as: property coverage in a windstorm prone area or protection of the accident victim as in the case of workers' compensation. The costs of the residual market are usually charged back to the direct insurance carriers in proportion to the carriers' voluntary market shares for the type of coverage involved.
Retention
The amount of exposure a policyholder company retains on any one risk or group of risks. The term may apply to an insurance policy, where the policyholder is an individual, family or business, or a reinsurance policy, where the policyholder is an insurance company.

Retention rate	Current period renewal premiums, accounts or policies as a percentage of total premiums, accounts or policies available for renewal.
Retrospective premiums	Premiums related to retrospectively rated policies.
Retrospective rating	A plan or method which permits adjustment of the final premium or commission on the basis of actual loss experience, subject to certain minimum and maximum limits.
Return on equity	The ratio of net income to average equity.
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
S-curve method
A mathematical function which depicts an initial slow change, followed by a rapid change and then ending in a slow change again. This results in an "S" shaped line when depicted graphically. The actuarial application of these curves fit the reported data to-date for a particular cohort of claims to an S-curve to project future activity for that cohort.
Second-injury fund
The employer of an injured, impaired worker is responsible only for the workers' compensation benefit for the most recent injury; the second-injury fund would cover the cost of any additional benefits for aggravation of a prior condition. The cost is shared by the insurance industry and self-insureds, funded through assessments to insurance companies and self-insureds based on either premiums or losses.
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

Statutory surplus
As determined under SAP, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet. Statutory surplus is also referred to as "surplus" or "surplus as regards policyholders" for statutory accounting purposes.
Structured settlements
Periodic payments to an injured person or survivor for a determined number of years or for life, typically in settlement of a claim under a liability policy, usually funded through the purchase of an annuity.
Subrogation
A principle of law incorporated in insurance policies, which enables an insurance company, after paying a claim under a policy, to recover the amount of the loss from another person or entity who is legally liable for it.
Third-party liability	A liability owed to a claimant (third party) who is not one of the two parties to the insurance contract. Insured liability claims are referred to as third-party claims.
Treaty reinsurance
The reinsurance of a specified type or category of risks defined in a reinsurance agreement (a "treaty") between a primary insurer or other reinsured and a reinsurer. Typically, in treaty reinsurance, the primary insurer or reinsured is obligated to offer and the reinsurer is obligated to accept a specified portion of all that type or category of risks originally written by the primary insurer or reinsured.
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
Underwriting
The insurer's or reinsurer's process of reviewing applications for insurance coverage, and the decision as to whether to accept all or part of the coverage and determination of the applicable premiums; also refers to the acceptance of that coverage.
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
Workers' compensation	A system (established under state and federal laws) under which employers provide insurance for benefit payments to their employees for work-related injuries, deaths and diseases, regardless of fault.

Item 1A.    RISK FACTORS

        You should carefully consider the following risks and all of the other information set forth in this report, including our consolidated financial statements and the notes thereto.

        Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.    Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires. Catastrophes can also be man-made, such as a terrorist attack (including those involving nuclear, biological, chemical or radiological events) or a consequence of war or political instability. The geographic distribution of our business subjects us to catastrophe exposures, which include, but are not limited to: hurricanes in the Northeast, Florida, Gulf Coast and Mid-Atlantic regions; tornadoes in the Midwest and Southeast; earthquakes in California, the New Madrid region and the Pacific Northwest region of the United States and Canada; and wildfires in California. The incidence and severity of catastrophes are inherently unpredictable. In recent years, changing climate conditions have added to the unpredictability and frequency of natural disasters (including, but not limited to, hurricanes, tornadoes, other storms and fires) in certain parts of the world and created additional uncertainty as to future trends and exposures. It is possible that both the frequency and severity of natural and man-made catastrophic events will increase. Although the trend of increased severity and frequency of storms was not evident in the United States in 2007 and 2006, we believe that the overall trend of increased severity and frequency of storms experienced in the United States in 2005 and 2004, and experienced in the Caribbean during 2007, may continue in the foreseeable future.

        The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. States have from time to time passed legislation, and regulators have taken action, that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets. In addition, following catastrophes, there are sometimes legislative initiatives and court decisions which seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies. Also, our ability to increase pricing to the extent necessary to offset rising costs of catastrophes, particularly in the Personal Insurance segment, requires approval of regulatory authorities of certain states. Our ability or our willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and/or social responsibilities. We also may choose to write business in catastrophe-prone areas that we might not otherwise write for strategic purposes, such as improving our access to other underwriting opportunities.

        There are also risks that impact the estimation of ultimate costs for catastrophes. For example, the estimation of reserves related to hurricanes can be affected by the inability to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage; business interruption costs; and reinsurance collectibility. The timing of a catastrophe's occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge and additional information becomes available.

        Catastrophe losses could materially and adversely affect our results of operations for any fiscal quarter or year and may materially harm our financial position, which in turn could adversely affect our financial strength and claims-paying ratings and could impair our ability to raise capital on acceptable terms or at all. Also, as a result of our exposure to catastrophe losses or following a catastrophe, rating agencies may further increase their capital requirements, which may require us to raise capital to maintain our ratings or adversely affect our ratings. If our ratings were adversely affected, this in turn, could hurt our ability to compete effectively or attract new business. In addition, catastrophic events could cause us to exhaust our available reinsurance limits and could adversely impact the cost and availability of reinsurance. Such events can also impact the credit of our reinsurers. For a discussion of our catastrophe reinsurance coverage, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources—Catastrophe Reinsurance Coverage." Catastrophic events could also adversely impact the credit of the issuers of securities, such as states or municipalities, in whom we have invested, which could materially and adversely affect our results of operations.

        In addition to catastrophe losses, the accumulation of losses from smaller weather-related events in any fiscal quarter or year could materially and adversely impact our results of operations in those periods.

        Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in our own reinsurance program, future losses from acts of terrorism, particularly those involving nuclear, biological, chemical or radiological events, could materially and adversely affect our results of operations, financial position and/or liquidity. Although the Terrorism Risk Insurance Program Reauthorization Act of 2007 provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations. Under this law, once our losses exceed 20% of our commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us for 85% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion.

        Because of the risks set forth above, catastrophes such as those caused by various natural events, or man-made events such as a terrorist attack (including those involving nuclear, biological, chemical or radiological events), could materially and adversely affect our results of operations, financial position and/or liquidity.

        If actual claims exceed our loss reserves, or if changes in the estimated level of loss reserves are necessary, our financial results could be materially and adversely affected.    Claims and claim adjustment expense reserves (loss reserves) represent management's estimate of ultimate unpaid costs of losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported. Loss reserves do not represent an exact calculation of liability, but instead represent management estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. These loss reserve estimates are expectations of what the ultimate settlement and administration of claims will cost upon final resolution in the future, based on our assessment of facts and circumstances then known, reviews of historical settlement patterns, estimates of trends in claims severity and frequency, expected interpretations of legal theories of liability and other factors. In establishing reserves, we also take into account estimated recoveries from reinsurance, salvage and subrogation.

        The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes, and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer).

        We continually refine our loss reserve estimates in a regular, ongoing process as historical loss experience develops and additional claims are reported and settled. Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. Different experts may choose different assumptions when faced with material uncertainty, based on their individual backgrounds, professional experiences and areas of focus. Hence, such experts may at times produce estimates materially different from each other. Experts providing input to the various estimates and underlying assumptions include actuaries, underwriters, claim personnel and lawyers, as well as other Company management. Therefore, management may have to consider varying individual viewpoints as part of its estimation of loss reserves.

        We attempt to consider all significant facts and circumstances known at the time loss reserves are established. Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for claims and claim adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than is currently reserved.

        Because of the uncertainties set forth above, additional liabilities resulting from one insured event, or an accumulation of insured events, may exceed the current related reserves. In addition, our estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could materially and adversely affect our results of operations.

        For a discussion of claims and claim adjustment expense reserves by product line, including examples of common factors that can affect required reserves, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Claims and Claim Adjustment Expense Reserves."

        Our business could be harmed because of our potential exposure to asbestos and environmental claims and related litigation.

        Asbestos Claims.    We believe that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders. While we have experienced a decrease in asbestos claims over the past several years, we continue to receive a significant number of asbestos claims from our policyholders (which includes others seeking coverage under a policy), including claims against our policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the focus by plaintiffs on previously peripheral defendants. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years. In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including us. Bankruptcy proceedings have also caused increased settlement demands against those policyholders who are not in bankruptcy but who remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on defendants previously considered peripheral, contributes to the claims and claim adjustment expense payments we have experienced. In addition, our asbestos-related claims and claim adjustment expense experience is impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or insolvency.

        We continue to be involved in coverage litigation concerning a number of policyholders, some of whom have filed for bankruptcy, who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage. In these instances, policyholders also may assert that each individual bodily injury claim should be treated as a separate occurrence under the policy. It is difficult to predict whether these policyholders will be successful on both issues. To the extent both issues are resolved in a policyholder's favor and our other defenses are not successful, our coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholder. Accordingly, it remains difficult to predict the ultimate cost of these claims.

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

        In addition to claims against policyholders, proceedings have been launched directly against insurers, including us, by individuals challenging insurers' conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries. We anticipate the filing of other direct actions against insurers, including us, in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.

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

        We have been, and continue to be, involved in litigation involving insurance coverage issues pertaining to environmental claims. We believe that some court decisions have interpreted the insurance coverage to be broader than the original intent of the insurers and policyholders. These decisions often pertain to insurance policies that were issued by us prior to the mid-1980s. These decisions continue to be inconsistent and vary from jurisdiction to jurisdiction. Environmental claims when submitted rarely indicate the monetary amount being sought by the claimant from the policyholder, and we do not track the monetary amounts being sought in those few claims which indicate a monetary amount.

        Asbestos and Environmental Claims.    Uncertainties surrounding the final resolution of asbestos and environmental claims continue, and it is difficult to determine the ultimate exposure for these claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies we have issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with our previous assessment of these claims, the number and outcome of direct actions against us and future developments pertaining to our ability to recover reinsurance for asbestos and environmental claims. It is also not possible to predict changes in the legal and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court decisions and interpretations, as well as changes in applicable legislation, including legislation related to asbestos reform. It is also difficult to predict the ultimate outcome of large coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.

        While the ongoing study of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs' expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of our management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could materially and adversely affect our results of operations. See the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." Also see "Item 3—Legal Proceedings."

        We are exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances.    In addition to asbestos and environmental claims, we face exposure to other types of mass tort claims, including claims related to exposure to potentially harmful products or substances, including lead paint, silica and welding rod fumes. Establishing claims and claim adjustment expense reserves for mass tort claims is subject to uncertainties because of many factors, including expanded theories of liability, disputes concerning medical causation with respect to certain diseases, geographical concentration of the lawsuits asserting the claims and the potential for a large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates. Moreover, evolving judicial interpretations regarding the application of various tort theories and defenses, including application of various theories of joint and several liabilities, as well as the application of insurance coverage to these claims, impede our ability to estimate our ultimate liability for such claims.

        Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. In addition, our estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could materially and adversely affect our results of operations.

        The effects of emerging claim and coverage issues on our business are uncertain.    As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. Examples of emerging claims and coverage issues include, but are not limited to:

  •
  adverse changes in loss cost trends, including inflationary pressures in medical costs and auto and home repair costs;

  •
  judicial expansion of policy coverage and the impact of new theories of liability;

  •
  plaintiffs targeting property and casualty insurers, including us, in purported class action litigation relating to claims-handling and other practices;

  •
  increases in the number and size of claims relating to construction defects, which often present complex coverage and damage valuation questions;

  •
  claims from directors' and officers' insurance relating to policyholders' losses from involvement in financial market activities, such as mortgage or financial product origination, distribution or structuring, possible accounting irregularities, and corporate governance issues;

  •
  the assertion of "public nuisance" theories of liability, pursuant to which plaintiffs seek to recover monies spent to administer public health care programs and/or to abate hazards to public health and safety; and

  •
  medical developments that link health issues to particular causes, resulting in liability claims.

        In some instances, these emerging issues may not become apparent for some time after we have issued the affected insurance policies. As a result, the full extent of liability under our insurance policies may not be known for many years after the policies are issued.

        The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business and materially and adversely affect our results of operations.

        We may not be able to collect all amounts due to us from reinsurers, and reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all.    We use reinsurance to help manage our exposure to property and casualty risks. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. Accordingly, we are subject to credit risk with respect to our ability to recover amounts due from reinsurers. In the past, certain reinsurers have ceased writing business and entered into runoff. Some of our reinsurance claims may be disputed by the reinsurers, and we may ultimately receive partial or no payment. This is a particular risk in the case of claims that relate to insurance policies written many years ago, including those relating to asbestos and environmental claims. In addition, in a number of jurisdictions, particularly the European Union and the United Kingdom, a reinsurer is permitted to transfer a reinsurance arrangement to another reinsurer, which may be less creditworthy, without a counterparty's consent, provided that the transfer has been approved by the applicable regulatory and/or court authority. The ability of reinsurers to transfer their risks to other, less creditworthy reinsurers impacts our risk of collecting amounts due to us. Accordingly, we may not be able to collect all amounts due to us from reinsurers, and reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all, and thus our results of operations could be materially and adversely affected.

        The intense competition that we face could harm our ability to maintain or increase our profitability and premium volume.    The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive in the foreseeable future. We compete with both domestic and foreign insurers, some of which have greater financial resources than we do. In addition, several property and casualty insurers writing commercial lines of business now offer products for alternative forms of risk protection, including large deductible programs and various forms of self-insurance that utilize captive insurance companies and risk retention groups. Continued growth in alternative forms of risk protection could reduce our premium volume. Following the terrorist attack on September 11, 2001 and again following the hurricane activity in 2005 and 2004, a number of new insurers and reinsurers were formed to compete in the industry, and a number of existing market participants raised new capital to enhance their ability to compete. The Company expects property casualty market conditions to continue to become more competitive in 2008, particularly for new business. See "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operation-Outlook".

        Our competitive position is based on many factors, including but not limited to:

  •
  our ability to retain existing customers, to obtain new business and to profitably price our business;

  •
  agent, broker and client relationships;

  •
  speed of claims payment;

  •
  premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs);

  •
  our perceived overall financial strength and corresponding ratings assigned by independent rating agencies;

  •
  reputation, experience and qualifications of employees;

  •
  geographic scope of business;

  •
  local presence; and

  •
  our ability to keep pace relative to competitors with changes in technology and information systems.

        We may have difficulty in continuing to compete successfully on any of these bases in the future. If competition limits our ability to retain existing business or write new business at adequate rates, our results of operations could be materially and adversely affected. See "Item 1—Business—Competition."

        We are exposed to credit risk in certain of our business operations and in our investment portfolio.    We are exposed to credit risk in several areas of our business operations, including credit risk relating to reinsurance, as discussed above, as well as credit risk related to policyholders in certain lines of insurance and credit risk associated with independent agents and brokers.

        A portion of our business is written with large deductible insurance policies. Under workers' compensation insurance contracts with deductible features, we are obligated to pay the claimant the full amount of the claim. We are subsequently reimbursed by the contractholder for the deductible amount and, as a result, we are exposed to credit risk to the policyholder. Moreover, certain policyholders purchase retrospectively rated workers' compensation policies, i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period. Retrospectively rated policies expose us to additional credit risk to the extent that the adjusted premium is greater than the original premium. In addition to workers' compensation insurance, other lines of insurance also expose us to credit risk, such as surety insurance where we guarantee to a third party that our policyholder will satisfy certain performance obligations (e.g., a construction contract).

        In accordance with industry practice, when policyholders purchase insurance policies from us through independent agents and brokers, the premiums relating to those policies are often paid to the agents and brokers for payment to us. In most jurisdictions, the premiums will be deemed to have been paid to us whether or not they are actually received by us. Consequently, we assume a degree of credit risk associated with amounts due from independent agents and brokers.

        The value of our investment portfolio is also subject to the risk that certain investments may become impaired due to a deterioration in the financial position of one or more issuers of the securities held in our portfolio, or due to a downgrade of the credit ratings of an insurer that guarantees an issuer's payments of such investments in our portfolio. In addition, defaults by the issuer and, where applicable, its guarantor, of certain investments that result in the failure of such parties to fulfill their obligations with regard to any of these investments could reduce our net investment income and net realized investment gains or result in investment losses.

        While we attempt to manage these risks through underwriting and investment guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn or recession. As a result, our exposure to any of the above credit risks could materially and adversely affect our results of operations.

        The insurance industry and we are the subject of a number of investigations by state and federal authorities in the United States. We cannot predict the outcome of these investigations or the impact on our business practices or financial results.    As part of ongoing, industry-wide investigations, we have received subpoenas and written requests for information from government agencies and authorities, including from the Attorneys General of numerous states, various states' insurance and business regulators and the Securities and Exchange Commission. The areas of pending inquiry addressed to us include our relationship with brokers and agents and our involvement with "non-traditional" insurance and reinsurance products. We may receive additional subpoenas and requests for information with respect to these or other areas from government agencies or authorities. We are cooperating with these subpoenas and requests for information. For further information, see "Item 3—Legal Proceedings".

        It would be premature to reach any conclusions as to the likely outcome of these matters or the impact on our business or financial results. Potential outcomes could include enforcement proceedings or settlements resulting in fines, penalties and/or changes in business practices that could materially and adversely affect our results of operations. In addition, these investigations may result in changes in laws and regulations affecting the industry in general which could, in turn, also materially and adversely affect our results of operations.

        Our businesses are heavily regulated and changes in regulation may reduce our profitability and limit our growth.    We are extensively regulated and supervised in the jurisdictions in which we conduct business, including licensing and supervision by government regulatory agencies in such jurisdictions. This regulatory system is generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders and other investors. This regulatory system also addresses authorization for lines of business, capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer's business.

        In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the National Association of Insurance Commissioners (NAIC) and state insurance regulators continually reexamine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. In addition, Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal or national regulation or to allow an optional federal charter, similar to the option available to most banks. We cannot predict the effect any proposed or future legislation or NAIC initiatives may have on the conduct of our business.

        Although the United States federal government does not directly regulate the insurance business, changes in federal legislation, regulation and/or administrative policies in several areas, including changes in financial services regulation (e.g., the repeal of the McCarran-Ferguson Act) and federal taxation, can significantly harm the insurance industry, including us.

        Insurance laws or regulations that are adopted or amended may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs and thus could materially and adversely affect our results of operations.

        A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs.    Claims-paying and financial strength ratings have become increasingly important to an insurer's competitive position. Rating agencies review their ratings periodically, and our current ratings may not be maintained in the future. A downgrade in one or more of our ratings could negatively impact our business volumes, because demand for certain of our products in certain markets may be reduced or our ratings could fall below minimum levels required to maintain existing business. Additionally, we may find it more difficult to access the capital markets and we may incur higher borrowing costs. If significant losses, such as those resulting from one or more major catastrophes, or significant reserve additions were to cause our capital position to deteriorate significantly, or if one or more rating agencies substantially increase their capital requirements, we may need to raise equity capital in the future in order to maintain our ratings or limit the extent of a downgrade. For example, a continued trend of more frequent and severe weather-related catastrophes may lead rating agencies to substantially increase their capital requirements. The ratings are not in any way a measure of protection offered to investors in our securities and should not be relied upon with respect to making an investment in our securities. For further discussion about our ratings, see, "Item 1—Business—Ratings".

        Our investment portfolio may suffer reduced returns or losses.    Investment returns are an important part of our overall profitability. Accordingly, fluctuations in interest rates or in the fixed income, real estate, equity or alternative investment markets could materially and adversely affect our results of operations.

        Changes in the general interest rate environment affect our returns on, and the market value of, our fixed income and short-term investments, which comprised approximately 94% of the market value of our investment portfolio as of December 31, 2007. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting our net investment income. Conversely, rising interest rates reduces the market value of existing fixed income investments. In addition, defaults under, or impairments of, any of these investments as a result of financial problems with the issuer and, where applicable, its guarantor of the investment could reduce our net investment income and net realized investment gains or result in investment losses.

        We invest a portion of our assets in equity securities, venture capital investments, private equity limited partnerships, joint ventures, other limited partnerships, and trading securities, which are subject to greater volatility than fixed income investments. General economic conditions, stock market conditions and many other factors beyond our control can adversely affect the value of our non-fixed income investments and the realization of net investment income. As a result of these factors, we may not realize an adequate return on our investments, we may incur losses on sales of our investments and we may be required to write down the value of our investments, which could reduce our net investment income and net realized investment gains or result in investment losses.

        The value of our investment portfolio can be subject to valuation uncertainties when the investment markets are dislocated. The valuation of investments is more subjective when the markets are illiquid and may increase the risk that the estimated fair value (i.e., the carrying amount) of the investment portfolio is not reflective of prices at which actual transactions would occur.

        Our investment portfolio is invested, in significant part, in tax-exempt obligations. Our portfolio has also benefited from certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of the tax advantages currently benefiting us and could adversely affect the value of our investment portfolio. This result could occur in the context of deficit reduction or various types of fundamental tax reform.

        The inability of our insurance subsidiaries to pay dividends to our holding company in sufficient amounts would harm our ability to meet our obligations and to pay future shareholder dividends.    Our holding company relies in part on dividends from our insurance subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses. The ability of our insurance subsidiaries to pay dividends to us in the future will depend on their statutory surplus, earnings and regulatory restrictions.

        We are subject to regulation by some states as an insurance holding company system. Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. The ability of our insurance subsidiaries to pay dividends to our holding company is also restricted by regulations that set standards of solvency that must be met and maintained, the nature of and limitation on investments, the nature of and limitations on dividends to policyholders and shareholders, the nature and extent of required participation in insurance guaranty funds and the involuntary assumption of hard-to-place or high-risk insurance business, primarily in workers' compensation insurance lines. The inability of our insurance subsidiaries to pay dividends to our holding company in an amount sufficient to meet our debt service obligations and other cash requirements could harm our ability to meet our obligations and to pay future shareholder dividends.

        Disruptions to our relationships with our independent agents and brokers could adversely affect us.    We market our insurance products primarily through independent agents and brokers. An important part of our business is written through less than a dozen such intermediaries. Loss of all or a substantial portion of the business provided through such agents and brokers could materially and adversely affect our future business volume and results of operations.

        We rely on internet applications for the marketing and sale of certain of our products, and we may increasingly rely on internet applications and toll-free numbers for distribution. In some instances, our agents and brokers are required to access separate business platforms to execute the sale of our personal insurance or commercial insurance products. Should internet disruptions occur, or frustration with our business platforms or distribution initiatives develop among our independent agents and brokers, the resulting loss of business could materially and adversely affect our future business volume and results of operations.

        We are subject to a number of risks associated with our business outside the United States.    We conduct business outside the United States primarily in the United Kingdom, Canada and Ireland. We have also started to explore opportunities in other countries, including in emerging markets such as India and China. While our business outside of the United States currently constitutes a relatively small portion of our revenues, in conducting such business we are subject to a number of significant risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, exchange controls and other restrictive governmental actions, which could have an adverse affect on our business. In addition, some countries, particularly emerging economies, have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.

        We could be adversely affected if our controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.    Our business is highly dependent on our ability to engage on a daily basis in a large number of insurance underwriting, claim processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system's objectives will be met. If our controls are not effective, it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk) or damage to our reputation.

        Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology; certain significant multiyear strategic information technology projects are currently in process but may not be successful.    We depend in large part on our technology systems for conducting business and processing claims, and thus our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost and resource efficient manner. Some system development projects are long-term in nature and may cost more than we expect to complete and may not deliver the benefits we expect once they are complete. If we do not effectively and efficiently manage and upgrade our technology portfolio, or if the costs of doing so are higher than we expect, our ability to provide competitive services to new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.

        If we experience difficulties with technology, data security and/or outsourcing relationships our ability to conduct our business could be negatively impacted.    While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is highly dependent upon our employees' ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as Internet support and 24-hour call centers processing new and renewal business, and processing and paying claims. A shut-down of, or inability to, access one or more of our facilities, a power outage or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Computer viruses, hackers and other external hazards could expose our data systems to security breaches. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. As a result, our ability to conduct our business might be adversely affected.

        We outsource certain technology and business process functions to third parties and may do so increasingly in the future. If we do not effectively develop and implement our outsourcing strategy, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third party providers outside of the United States might be impacted by cultural differences, political instability, unanticipated regulatory requirements or policies inside or outside of the United States. As a result, our ability to conduct our business might be adversely affected.

Item 1B.    UNRESOLVED STAFF COMMENTS

        On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance subsequently asked for further information, which the Company provided. Specifically, the staff asked for information concerning the Company's adjustments to certain of SPC's insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC's reserves for periods prior to the merger of SPC and TPC. After reviewing the staff's questions and comments and discussions with the Company's independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company's consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders' equity at December 31, 2007, 2006, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders' equity (adjusted for the effects of deferred taxes associated with goodwill and other intangible assets) at December 31, 2007, 2006, 2005 and 2004 would not be material.

        Increases to goodwill and deferred tax liabilities would be reflected on the Company's balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC's reserves prior to the merger of SPC and TPC. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the Division) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC. The Company is cooperating with the Division's requests for information.

Item 2.    PROPERTIES

        The Company owns its corporate headquarters buildings located at 385 Washington Street and 130 West Sixth Street, St. Paul, Minnesota. These buildings are adjacent to one another and consist of approximately 1.1 million square feet of gross floor space.

        The Company also owns six buildings in Hartford, Connecticut. The Company currently occupies approximately 1.8 million square feet of office space in these buildings. The Company also owns other real property, which includes office buildings in Denver, Colorado; Fall River, Massachusetts; and a data center located in Norcross, Georgia. In January 2007, the Company acquired a building and adjacent land in Windsor, Connecticut and in June 2007 sold an office building which it owned in Irving, Texas. The Company leases 197 field and claim offices totaling approximately 5.2 million square feet throughout the United States under leases or subleases with third parties.

        The Company owns a building in London, England, which houses a portion of its operations in the United Kingdom.

        The Company, through its subsidiaries, owns an investment portfolio of income-producing properties and real estate funds. Included in this portfolio are four office buildings in which the Company holds a 50% ownership interest located in New York, New York, which collectively accounted for approximately 10% of the carrying value of the property portfolio at December 31, 2007.

        In the opinion of the Company's management, the Company's properties are adequate and suitable for its business as presently conducted and are adequately maintained.

Item 3.    LEGAL PROCEEDINGS

        This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company's property is subject.

Asbestos- and Environmental-Related Proceedings

        In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation, including, among others, the litigation described below. The Company continues to be subject to aggressive asbestos-related litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. For a discussion of other information regarding the Company's asbestos and environmental exposure, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation," "—Environmental Claims and Litigation" and "—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves."

        Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, is involved in three significant proceedings relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos. The proceedings, which are pending in the U.S. Bankruptcy Court for the District of Delaware (In re: ACandS, Inc.) and the U.S. District Court for the District of Pennsylvania (ACandS, Inc. v. Travelers Casualty and Surety Co., No. 03-MC-222 and ACandS, Inc. v. Travelers Casualty and Surety Co., 00-CV-4633), involve disputes as to whether and to what extent any of ACandS' potential liabilities for current or future bodily injury asbestos claims are covered by insurance policies issued by TPC.

        On July 6, 2007, the Company announced that it entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS, including the three proceedings mentioned above. Under the settlement agreement, the Company will contribute $449 million to a trust to be established pursuant to ACandS' plan of reorganization. In exchange, the Company will be released from any obligations it has to ACandS for asbestos-related claims and will be protected from any such claims by injunctions to be issued in the Company's favor by the federal court overseeing ACandS' bankruptcy case. The settlement is subject to a number of contingencies. Pursuant to the settlement agreement, ACandS and the Company have agreed to stay the claims against each other in the three proceedings described above. Once all of the contingencies of the settlement are satisfied, these claims will be dismissed with prejudice.

        On August 27, 2007, the bankruptcy court overseeing ACandS' bankruptcy approved the settlement and no appeals from that approval were taken. As a result, the Company has placed $449 million into escrow. Upon fulfillment of all contingencies, including final court approval of a plan of reorganization for ACandS and the issuance of the injunctions described above, those funds will be released from escrow to the trust created under ACandS' plan of reorganization. The release of the funds to the trust will be recorded as a paid claim and reduction in claim reserves, and accordingly, there will be no effect on the Company's results of operations. The Company expects to seek to recover approximately $84 million of the $449 million from reinsurers.

        In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against TPC and other insurers (not including SPC) in state court in West Virginia. These cases were subsequently consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia. The plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers. Similar lawsuits were filed in West Virginia, Massachusetts and Hawaii state courts (these suits are collectively referred to as the Statutory and Hawaii Actions).

        In March 2002, the plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court amended their complaint to include TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products. The plaintiffs seek damages, including punitive damages. Lawsuits seeking similar relief and raising similar allegations, primarily violations of purported common law duties to third parties, are also pending in Texas state court against TPC and SPC, and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the Common Law Claims).

        The federal bankruptcy court that had presided over the bankruptcy of TPC's former policyholder Johns-Manville Corporation issued a temporary injunction prohibiting the prosecution of the Statutory

Actions (but not the Hawaii Actions), the Common Law Claims and an additional set of cases filed in various state courts in Texas and Ohio, and enjoining certain attorneys from filing any further lawsuits against TPC based on similar allegations. Notwithstanding the injunction, additional common law claims were filed against TPC.

        In November 2003, the parties reached a settlement of the Statutory and Hawaii Actions. This settlement includes a lump-sum payment of up to $412 million by TPC, subject to a number of significant contingencies. In May 2004, the parties reached a settlement resolving substantially all pending and similar future Common Law Claims against TPC. This settlement requires a payment of up to $90 million by TPC, subject to a number of significant contingencies. Each of these settlements is contingent upon, among other things, an order of the bankruptcy court clarifying that all of these claims, and similar future asbestos-related claims against TPC, are barred by prior orders entered by the bankruptcy court.

        On August 17, 2004, the bankruptcy court entered an order approving the settlements and clarifying its prior orders that all of the pending Statutory and Hawaii Actions and substantially all Common Law Claims pending against TPC are barred. The order also applies to similar direct action claims that may be filed in the future.

        On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court's orders while vacating that portion of the bankruptcy court's orders that required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court.

        Various parties appealed the district court's March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit. On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court's approval of an order issued by the bankruptcy court prohibiting the prosecution of the Statutory and Hawaii Actions and the Common Law Claims, as well as future similar direct action litigation, against TPC. Final approval of the order was a predicate to TPC's financial obligations under the settlement agreements. One or more of the parties may seek further appellate review of the Second Circuit's opinion, and the Company is evaluating its appellate options. Unless the Second Circuit's decision is reversed on further appeal and the bankruptcy court's order is reinstated and becomes final, the settlements will be voided, TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses) and the Company intends to litigate the direct action cases vigorously.

        SPC, which is not covered by the bankruptcy court rulings or the settlements described above, has numerous defenses in the direct action cases asserting common law claims that are pending against it. There have been favorable rulings during 2003 and 2004 in Texas and during 2004 and 2005 in Ohio on motions to dismiss filed by SPC and other insurers that dealt with statute of limitations and the validity of the alleged causes of actions. On May 26, 2005, the Court of Appeals of Ohio, Eighth District, affirmed the earliest of these favorable rulings. In Texas, only one court, in June of 2005, has denied the insurers' initial challenges to the pleadings. That ruling was contrary to the rulings by other courts in similar cases, and SPC and the other insurer defendants have filed a petition with the Texas Court of Appeals seeking relief from that ruling.

        Currently, it is not possible to predict legal outcomes and their impact on the future development of claims and litigation relating to asbestos and environmental claims. Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the current related reserves. In addition, the Company's estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's results of operations in future periods.

Shareholder Litigation and Related Proceedings

        In November 2004, two purported class actions were brought in the U.S. District Court for the District of Minnesota by certain shareholders of the Company against the Company and certain of its current and former officers and directors. These two actions were consolidated as In re St. Paul Travelers Securities Litigation II. An amended consolidated complaint was filed alleging violations of federal securities laws in connection with (i) the Company's alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, (ii) the Company's alleged involvement in a conspiracy to rig bids and (iii) the Company's allegedly improper use of finite reinsurance products. On January 17, 2008, the parties in In re St. Paul Travelers Securities Litigation II entered into a stipulation of settlement resolving the case. The settlement is subject to court approval. The settlement will not have a material impact on the Company's results of operations.

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

        The Company's Gulf operation brought an action on May 22, 2003 in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey), Employers Reinsurance Company (Employers) and Gerling Global Reinsurance Corporation of America (Gerling), to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf's February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy. The reinsurers asserted counterclaims seeking rescission of the vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract. Gerling commenced a separate action asserting the same claims, which has been consolidated with the original Gulf action for pre-trial purposes.

        Gulf has entered into final settlement agreements with Employers, XL, Transatlantic and Odyssey which resolve all claims between Gulf and these defendants under the reinsurance agreements at issue in the litigation.

        In November 2007, the court issued rulings denying Gulf's motion for partial summary judgment against Gerling, the sole remaining defendant, but granting Gerling's motion for partial summary judgment on certain claims and counterclaims asserted by Gulf and Gerling. Gulf has appealed the court's decision to the Supreme Court of New York Appellate Division, First Department, and has been granted a stay of trial on the remaining claims pending that appeal. Gulf denies Gerling's allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the action.

        Based on the Company's beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

        The Company is a defendant in three consolidated lawsuits in the U.S. District Court for the Eastern District of Louisiana arising out of disputes with certain policyholders over whether insurance coverage is available for flood losses arising from Hurricane Katrina: Chehardy, et al. v. State Farm, et al., Vanderbrook, et al. v. State Farm Fire & Cas. Co., et al., and Xavier University of Louisiana v. Travelers Property Ca. Co. of America. Chehardy and Vanderbrook are purported class actions in which the

Company is one of several insurer defendants. Xavier is an individual suit involving a property insurance policy brought by one of the Company's insureds. All of these actions allege that the losses were caused by the failure of the New Orleans levees. On November 27, 2006, the district court issued a ruling in the three consolidated cases denying the motions of the Company and certain other insurers for a summary disposition of the cases.

        On August 2, 2007, the U.S. Court of Appeals for the Fifth Circuit reversed the district court's ruling, holding that there is no coverage for the plaintiffs' flood losses under the policies at issue (including policies issued by the Company) because the policies' flood exclusions unambiguously exclude coverage. On August 27, 2007, the Fifth Circuit denied the plaintiffs' petition for rehearing. The plaintiffs filed a Petition for Writ of Certiorari with the U.S. Supreme Court, which was denied on February 19, 2008.

        The district court to which these cases were remanded following the Fifth Circuit decision discussed above has issued an order staying all proceedings concerning the interpretation of the flood exclusion until a decision is rendered in an appeal pending in the Louisiana Supreme Court entitled Joseph Sher v. Lafayette Insurance Co., et al.Sher is an appeal from a decision of a Louisiana state appellate court in which, contrary to the Fifth Circuit's ruling discussed above, certain judges on the panel ruled that the flood exclusion at issue in the case is ambiguous. Although the Company is not a party to Sher, the district court issued the stay on the basis that the Louisiana Supreme Court's decision in Sher may be relevant to the outcome of the district court cases. Oral argument in Sher is scheduled for February 26, 2008.

        As previously disclosed, as part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the U.S. Attorney for the Southern District of New York and the U.S. Securities and Exchange Commission. The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company's involvement with "non-traditional insurance and reinsurance products." The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

        The Company is cooperating with these subpoenas and requests for information. In addition, outside counsel, with the oversight of the Company's board of directors, conducted an internal review of certain of the Company's business practices. This review initially focused on the Company's relationship with brokers and was commenced after the announcement of litigation brought by the New York Attorney General's office against a major broker.

        The internal review was expanded to address the various requests for information described above and to verify whether the Company's business practices in these areas have been appropriate. The Company's review has been extensive, involving the examination of e-mails and underwriting files, as well as interviews of current and former employees.

        In its review, the Company found only a few instances of conduct that were inconsistent with the Company's employee code of conduct and has responded appropriately. The Company's internal review with respect to finite reinsurance considered finite products the Company both purchased and sold. The Company has completed its review with respect to the identified finite products purchased and sold, and has concluded that no adjustment to previously issued financial statements is required.

        Any authority with open inquiries or investigations could ask that additional work be performed or reach conclusions different from the Company's. Accordingly, it would be premature to reach any conclusions as to the likely outcome of the regulatory inquiries described above.

        In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers. The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys' fees. All defendants moved to dismiss the complaint for failure to state a claim. After giving plaintiffs multiple opportunities to replead, the court dismissed the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs are appealing the district court's decisions to the U.S. Court of Appeals for the Third Circuit. Additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation, and further actions may be brought. The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

        In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against policyholders, or as an insurer defending claims brought against it relating to coverage or the Company's business practices. While the ultimate resolution of these legal proceedings could be material to the Company's results of operations in a future period, in the opinion of the Company's management, none would likely have a material adverse effect on the Company's financial position or liquidity.

        The Company previously reported that it sought guidance from the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Uncertainties." After discussion with the staff of the Division of Corporate Finance and the Company's independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC. The Company is cooperating with the requests for information.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information about the Company's executive officers is incorporated by reference from Part III, Item 10 of this Report.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the New York Stock Exchange under the symbol "TRV." The number of holders of record, including individual owners, of the Company's common stock was 83,966 as of February 15, 2008. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners. The following table sets forth the amount of cash dividends declared per share and the high and low closing sales prices of the Company's common stock for each quarter during the last two fiscal years.

	High	Low	Cash Dividend Declared
2007
First Quarter	$53.74	$49.59	$0.26
Second Quarter	56.76	51.85	0.29
Third Quarter	55.01	48.38	0.29
Fourth Quarter	55.18	50.05	0.29
2006
First Quarter	$47.65	$40.75	$0.23
Second Quarter	45.86	41.02	0.26
Third Quarter	47.39	42.62	0.26
Fourth Quarter	54.23	46.43	0.26

        The Company paid cash dividends per share of $1.13 in 2007 and $1.01 in 2006. Future dividend decisions will be based on and affected by a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, and subject to any other restrictions that may be applicable to the Company.

SHAREHOLDER RETURN PERFORMANCE GRAPH

        The following graph shows a five-year comparison of the cumulative total return for the Company's common stock and the common stock of companies included in the S&P 500 Index and the S&P Property & Casualty Index, which the Company believes is the most appropriate comparative index.

(1)
Assumes $100 invested in common shares of The St. Paul Companies, Inc. on December 31, 2002. The performance reflected is that of The St. Paul Companies, Inc. only until the date of the merger (April 1, 2004), and is that of The Travelers Companies, Inc. thereafter.

(2)
Companies in the S&P Property-Casualty Index as of December 31, 2007 were the following: The Travelers Companies, Inc., ACE Ltd., AMBAC Financial Group, Inc., Safeco Corporation, The Chubb Corporation, Cincinnati Financial Corporation, Progressive Corporation, Allstate Corporation, MBIA, Inc. and XL Capital, Ltd.

  Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.

ISSUER PURCHASES OF EQUITY SECURITIES

        The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
Oct. 1, 2007	Oct. 31, 2007	3,401,195	$52.92	3,283,940	$1,758,356,131
Nov. 1, 2007	Nov. 30, 2007	9,790,857	51.79	9,709,073	1,255,522,761
Dec. 1, 2007	Dec. 31, 2007	6,043,294	53.76	6,015,200	932,186,671

Total		19,235,346	$52.61	19,008,213	$932,186,671

        The Company repurchased 227,133 shares during this three-month period that were not part of the publicly announced share repurchase authorization, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised. The Company's share repurchase authorization, which has no expiration date, was first approved and announced by the Company's board of directors in May 2006. The original authorized repurchase capacity was $2 billion; in January 2007, the board of directors authorized an additional $3 billion of repurchase capacity. Through December 31, 2007, the Company had repurchased a cumulative total of 78.8 million shares for a total cost of $4.07 billion, and had $932 million of remaining capacity at December 31, 2007 under the authorization. In January 2008, the board of directors authorized an additional $5 billion for share repurchases.

Item 6.    SELECTED FINANCIAL DATA

        All data in the following table for 2003 represent historical data for TPC. For accounting purposes, the merger of SPC and TPC was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC's historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004. Historical results are not necessarily indicative of results to be expected in the future.

	At and for the year ended December 31,(1)
	2007	2006	2005	2004	2003
	(in millions, except per share amounts)
Total revenues	$26,017	$25,090	$24,365	$22,544	$15,139

Income from continuing operations	$4,601	$4,208	$2,061	$867	$1,696
Income (loss) from discontinued operations	—	—	(439)	88	—

Net income	$4,601	$4,208	$1,622	$955	$1,696

Total investments	$74,818	$72,268	$68,287	$64,368	$38,653
Total assets	115,224	115,292	113,736	111,246	64,872
Claims and claim adjustment expense reserves	57,700	59,288	61,090	59,070	34,573
Total debt	6,242	5,760	5,850	6,313	2,675
Total liabilities	88,608	90,157	91,433	90,045	52,885
Total shareholders' equity	26,616	25,135	22,303	21,201	11,987
Basic earnings per share:(2)
Income from continuing operations	$7.04	$6.12	$3.04	$1.42	$3.91
Income (loss) from discontinued operations(3)	—	—	(0.65)	0.14	—

Net income	$7.04	$6.12	$2.39	$1.56	$3.91

Diluted earnings per share:(2)
Income from continuing operations	$6.86	$5.91	$2.95	$1.40	$3.80
Income (loss) from discontinued operations(3)	—	—	(0.62)	0.13	—

Net income	$6.86	$5.91	$2.33	$1.53	$3.80

Year-end common shares outstanding(2)	627.8	678.3	693.4	670.3	435.8

Per common share data:
Cash dividends(2)	$1.13	$1.01	$0.91	$1.16	$0.65

Book value(2)	$42.22	$36.86	$31.94	$31.35	$27.51

(1)
On April 1, 2004, TPC merged with SPC, as a result of which TPC became a wholly-owned subsidiary of SPC, and SPC changed its name to The St. Paul Travelers Companies, Inc. On February 26, 2007, the name of the Company was changed to The Travelers Companies, Inc. All financial information presented herein for the year ended December 31, 2004 reflects the accounts of TPC for the three months ended March 31, 2004 and the consolidated accounts of SPC and TPC for the nine months ended December 31, 2004.

(2)
Earnings per share, year-end common shares outstanding, cash dividends per share and book value per share were restated for 2003 to reflect the impact of the merger with SPC.

(3)
In August 2005, the Company completed its divestiture of Nuveen Investments, Inc., its asset management subsidiary acquired in the merger. Accordingly, the Company's share of Nuveen Investments' results prior to the divestiture was classified as discontinued operations, along with the net after-tax loss on disposal. Prior period results were reclassified to be consistent with the 2005 presentation.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

2007 FINANCIAL HIGHLIGHTS

2007 Consolidated Results of Operations

  •
  Income from continuing operations and net income of $4.60 billion, or $7.04 per share basic and $6.86 diluted

  •
  Net favorable prior year reserve development of $546 million pretax ($351 million after-tax)

  •
  Net earned premiums of $21.47 billion

  •
  GAAP combined ratio of 87.4%

  •
  Pretax net investment income of $3.76 billion ($2.92 billion after-tax)

  •
  Pretax net realized investment gains of $154 million ($101 million after-tax)

2007 Consolidated Financial Condition

  •
  Total assets of $115.22 billion

  •
  Total investments of $74.82 billion, up $2.55 billion from December 31, 2006; fixed maturities and short-term securities comprise 94% of total investments

  •
  Total debt of $6.24 billion, resulting in a debt to total capital ratio of 19.4%

  •
  Repurchased 56.0 million common shares for total cost of $2.95 billion under share repurchase authorization

  •
  Shareholders' equity of $26.62 billion, up $1.48 billion from December 31, 2006; book value per common share of $42.22, up 15% from December 31, 2006

  •
  Holding company liquidity of $1.62 billion

CONSOLIDATED OVERVIEW

        The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

For the year ended December 31,	2007	2006	2005
Revenues
Premiums	$21,470	$20,760	$20,341
Net investment income	3,761	3,517	3,165
Fee income	508	591	664
Net realized investment gains	154	11	17
Other revenues	124	211	178

Total revenues	26,017	25,090	24,365

Claims and expenses
Claims and claim adjustment expenses	12,397	12,244	14,927
Amortization of deferred acquisition costs	3,706	3,339	3,252
General and administrative expenses	3,352	3,458	3,229
Interest expense	346	324	286

Total claims and expenses	19,801	19,365	21,694

Income from continuing operations before income taxes	6,216	5,725	2,671
Income tax expense	1,615	1,517	610

Income from continuing operations	4,601	4,208	2,061
Discontinued operations:
Operating loss, net of taxes	—	—	(663)
Gain on disposal, net of taxes	—	—	224

Loss from discontinued operations	—	—	(439)

Net income	$4,601	$4,208	$1,622

Income from continuing operations per share
Basic	$7.04	$6.12	$3.04

Diluted	$6.86	$5.91	$2.95

GAAP combined ratio
Loss and loss adjustment expense ratio	56.6%	57.5%	71.9%
Underwriting expense ratio	30.8	30.6	29.4

GAAP combined ratio	87.4%	88.1%	101.3%

        The Company's discussions of income from continuing operations, loss from discontinued operations, net income and segment operating income included in the following discussion are presented on an after-tax basis. Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted. Discussions of earnings per common share are presented on a diluted basis.

Overview

        Income from continuing operations of $6.86 per common share in 2007 was 16% higher than the $5.91 per common share in 2006. Income from continuing operations in 2007 totaled $4.60 billion, 9% higher than $4.21 billion in 2006. The higher rate of growth in per share income compared with the rate of growth in actual income in 2007 over 2006 reflected the impact of the Company's significant common share repurchases since its repurchase program began in the second quarter of 2006. The increase in income from continuing operations in 2007 reflected growth in net investment income, a higher level of net favorable prior year reserve development, an increase in net realized investment gains, favorable current accident year results and increased business volume, partially offset by an increase in expenses and a decline in fee income. Net favorable prior year reserve development totaled $546 million in 2007, compared with net favorable prior year reserve development of $394 million in 2006. Expenses in 2007 included a net benefit of $163 million due to the implementation of a new fixed, value-based compensation program for the majority of the Company's agents, which resulted in a reduction in commission expense compared to what would have otherwise been reported, due to a change in the timing of expense recognition compared with 2006. Catastrophe losses in 2007 totaled $167 million, compared with $103 million in 2006. Income from continuing operations in both 2007 and 2006 included after-tax benefits of $86 million due to the favorable resolution of various prior year tax matters. The 2007 total also included net realized investment gains of $154 million, compared with net realized investment gains of $11 million in 2006.

        Income from continuing operations in 2006 totaled $4.21 billion, or $5.91 per share, compared with 2005 income from continuing operations of $2.06 billion, or $2.95 per share. The $2.15 billion increase in 2006 operating results reflected a significant decline in catastrophe losses, net favorable prior year reserve development, strong growth in net investment income and higher business volume. These factors were partially offset by an increase in general and administrative expenses and a decline in fee income. Catastrophe losses in 2006 totaled $103 million, whereas results in 2005 included $2.19 billion of catastrophe costs, primarily resulting from Hurricanes Katrina, Rita and Wilma. Net favorable prior year reserve development totaled $394 million in 2006, compared with net unfavorable prior year reserve development of $325 million in 2005.

        In 2005, the Company sold its equity interest in Nuveen Investments, which constituted its Asset Management segment. The Company recorded a net loss from discontinued operations of $439 million, consisting primarily of $710 million of tax expense which resulted from the difference between the tax basis and the GAAP carrying value of the Company's investment in Nuveen Investments, partially offset by the $224 million after-tax gain on the divestiture and the Company's share of Nuveen Investments' net income for 2005.

Revenues

Earned Premiums

        Earned premiums in 2007 totaled $21.47 billion, an increase of $710 million, or 3%, over 2006. In the Business Insurance segment, earned premium growth of 4% in 2007 over 2006 primarily reflected the impact of the growth in business volume over the preceding twelve months. In the Financial, Professional & International Insurance segment, earned premium growth of 2% in 2007 over 2006 was driven by the favorable impact of foreign currency rates of exchange, growth in business volume and a benefit from adjustments to prior year premium estimates for the Company's operations at Lloyd's, partially offset by the impact of the sale of the Company's Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V. (Afianzadora Insurgentes), in late March 2007. In the Personal Insurance segment, earned premium growth of 4% in 2007 over 2006 reflected continued strong business retention rates, continued renewal price increases and growth from new business volumes over the preceding twelve months, partially offset by the impact of the sale of Mendota Insurance Company and its subsidiaries (collectively, Mendota) in early April 2007.

        Earned premiums in 2006 totaled $20.76 billion, an increase of $419 million, or 2%, over the 2005 total of $20.34 billion. Earned premiums in 2006 were negatively impacted by an increase in property catastrophe reinsurance costs. Earned premiums in 2005 were reduced by $121 million of reinstatement premiums, which represent additional premiums payable to reinsurers to restore coverage limits that had been exhausted as a result of reinsured losses under certain excess-of-loss reinsurance treaties related to Hurricanes Katrina, Rita and Wilma. In the Business Insurance segment, earned premiums in 2006 declined 2% from the comparable 2005 total, primarily reflecting the impact of business in runoff and the sale of the Personal Catastrophe Risk operation in November 2005. Earned premiums in the Financial, Professional & International Insurance segment in 2006 increased 4% over 2005, primarily reflecting growth in Bond & Financial Products and the absence of catastrophe-related reinstatement premiums. In the Personal Insurance segment, earned premium growth of 9% in 2006 reflected strong new business volume and continued renewal price increases.

Net Investment Income

        The following table sets forth information regarding the Company's investments.

(for the year ended December 31, in millions)	2007	2006	2005
Average investments(a)	$73,872	$71,252	$66,695
Pretax net investment income	3,761	3,517	3,165
After-tax net investment income	2,915	2,712	2,438
Average pretax yield(b)	5.1%	4.9%	4.7%
Average after-tax yield(b)	3.9%	3.8%	3.7%

(a)
Excludes net unrealized investment gains and losses, net of tax, and is adjusted for cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)
Excludes net realized gains and losses and unrealized investment gains and losses.

        Net investment income totaled $3.76 billion in 2007, an increase of $244 million, or 7%, over 2006 net investment income of $3.52 billion. The increase in 2007 was primarily the result of continued growth in the Company's fixed maturity portfolio resulting from strong cash flows from operating activities and higher yields on long-term taxable fixed maturity securities. Also contributing to investment income growth in 2007 were strong levels of net investment income from the Company's real estate joint venture investments. The amortized cost of the fixed maturity portfolio at December 31, 2007 totaled $64.15 billion, $1.91 billion higher than year-end 2006. The average pretax investment yield was 5.1% in 2007, compared with 4.9% in 2006. The increase primarily reflected strong returns generated by the real estate joint venture investments and higher yields on taxable investments purchased in 2007.

        Net investment income totaled $3.52 billion in 2006, an increase of $352 million, or 11%, over 2005 net investment income of $3.17 billion. The increase in 2006 was primarily the result of higher yields on short-term and long-term taxable securities, continued growth in the Company's fixed maturity portfolio resulting from strong cash flows from operating activities and a decline in investment expenses. Also contributing to investment income growth in 2006 was the full-year impact of investment returns from the investment of $2.40 billion in proceeds from the divestiture of the Company's equity interest in Nuveen Investments during 2005. The Company's real estate joint venture investments also produced strong levels of net investment income in 2006. The amortized cost of the fixed maturity portfolio at December 31, 2006 totaled $62.24 billion, $3.63 billion higher than year-end 2005. The average pretax investment yield was 4.9% in 2006 compared with 4.7% in 2005. The increase in yield primarily reflected higher yields on taxable investments purchased in 2006 and the strong returns generated by the real estate joint venture investments.

        The Company allocates invested assets and the related net investment income to its reportable business segments. Pretax net investment income is allocated based upon an investable funds concept, which takes into account liabilities (net of non-invested assets) and appropriate capital considerations for each segment. For investable funds, a benchmark investment yield is developed that reflects the estimated duration of the loss reserves' future cash flows, the interest rate environment at the time the losses were incurred and A+ rated corporate debt instrument yields. For capital, a benchmark investment yield is developed that reflects the average yield on the total investment portfolio. The benchmark investment yields are applied to each segment's investable funds and capital, respectively, to produce a total notional investment income by segment. The Company's actual net investment income is allocated to each segment in proportion to the respective segment's notional investment income to total notional investment income.

Fee Income

        The National Accounts market in the Business Insurance segment is the primary source of the Company's fee-based business. The declines in fee income in 2007 and 2006 compared with the respective prior years is described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains

        Net realized investment gains in 2007 totaled $154 million, compared with net realized investment gains of $11 million in 2006. The 2007 total included $91 million of net realized investment gains (net of impairment losses of $16 million) generated by the venture capital portfolio (including an $81 million net realized investment gain from the bundled sale of a substantial portion of the Company's venture capital investment holdings), $63 million of net realized investment gains from the sale of a privately held security, $21 million of net realized investment gains related to the Company's holdings of stock purchase warrants of Platinum Underwriters Holdings, Ltd., a publicly-held company, and $5 million of net realized investment gains (net of impairment losses of $37 million) from the Company's fixed maturity portfolio. These gains were partially offset by a net realized loss of $24 million related to the divestiture of a subsidiary.

        Net realized investment gains in 2006 totaled $11 million, compared with net realized investment gains of $17 million in 2005. The 2006 total included $49 million of net realized investment gains (net of impairment losses of $33 million) generated by the venture capital portfolio and $30 million of net realized investment gains related to U.S. Treasury futures contracts (which require a daily mark-to-market settlement and are used to shorten the duration of the Company's fixed maturity investment portfolio). These gains were substantially offset by $33 million of net realized investment losses from the fixed maturity portfolio (including $7 million of impairment losses) and $22 million of net realized investment losses related to the Company's holdings of stock purchase warrants of Platinum Underwriters Holdings, Ltd. In addition, the Company incurred net realized losses of $11 million related to the divestiture of two small subsidiaries.

        Net realized investment gains in 2005 were primarily generated from sales of venture capital investments and equity securities. In addition, the Company realized a gain of $21 million from the sale of its Personal Catastrophe Risk operation and $13 million of net gains related to U.S. Treasury futures contracts. Net realized investment gains in 2005 were reduced by $109 million of impairment losses, which were concentrated in the venture capital portfolio as described in more detail later in this discussion.

        Further information regarding the nature of impairment charges in each year is included in the "Investment Portfolio" section later in this discussion.

Other Revenues

        Other revenues in all periods presented primarily consist of premium installment charges. In 2007, other revenues also reflected a $39 million loss related to the Company's redemption of its 4.50% convertible junior subordinated notes in April 2007, consisting of the redemption premium paid and the write-off of remaining debt issuance costs. Other revenues in 2006 included a $42 million gain on the redemption of the Company's $593 million, 7.60% subordinated debentures.

Written Premiums

        Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2007	2006	2005
Business Insurance	$13,017	$13,047	$13,453
Financial, Professional & International Insurance	4,037	3,981	3,809
Personal Insurance	7,144	7,011	6,474

Total	$24,198	$24,039	$23,736

	Net Written Premiums
(for the year ended December 31, in millions)	2007	2006	2005
Business Insurance	$11,318	$11,046	$10,999
Financial, Professional & International Insurance	3,465	3,393	3,159
Personal Insurance	6,835	6,711	6,228

Total	$21,618	$21,150	$20,386

        Gross and net written premiums in 2007 increased 1% and 2%, respectively, over 2006. In early 2007, the Company completed the sales of Afianzadora Insurgentes and Mendota. These operations generated combined net written premiums of $74 million in 2007 prior to their sale, compared with combined net written premiums of $265 million in 2006. Adjusting for the impact of that premium volume in both years, the Company's consolidated net written premiums in 2007 increased 3% over 2006.

        Net written premiums in 2007 in each of the Company's business segments increased 2% over the respective 2006 total. In Business Insurance, growth was concentrated in the Commercial Accounts, Select Accounts and Industry-Focused Underwriting markets, primarily driven by strong business retention rates coupled with higher new business volume. In addition, a decline in premiums ceded for catastrophe reinsurance contributed to net written premium growth over 2006 in Business Insurance. In Financial, Professional & International Insurance, the increase reflected the favorable impact of foreign currency rates of exchange, strong business volume in construction surety, in Canada and at Lloyd's, partially offset by the impact of the sale of Afianzadora Insurgentes. Adjustments to prior year premium estimates for the Company's operations at Lloyd's also contributed to the growth in net premium volume in 2007. Net written premium growth in the Personal Insurance segment in 2007 was driven by continued strong retention rates and renewal price increases, partially offset by the impact of the sale of Mendota and a decline in new business volume, particularly for coastal coverages.

        Gross and net written premiums in 2006 increased 1% and 4%, respectively, over 2005. The disparity between gross and net written premium growth rates in 2006 was concentrated in the Business Insurance segment and was primarily due to a change in the structure of reinsurance coverage in the Company's Discover Re subsidiary that resulted in a decline in ceded premiums. Net written premium volume in 2006 was negatively impacted by a higher level of premiums ceded for the cost of property catastrophe reinsurance, whereas net written premiums in 2005 were reduced by $121 million of catastrophe-related reinstatement premiums.

        In Business Insurance, net written premium growth in 2006 was driven by strong increases in Target Risk Underwriting, due to significant renewal price increases for Southeastern U.S. catastrophe-prone exposures, and in Industry-Focused Underwriting, due to growth in several industry sectors served by this market. That growth was largely offset by a reduction in premium volume for operations in runoff primarily due to the sale of the Personal Catastrophe Risk operation in the fourth quarter of 2005. Business retention rates remained strong throughout the Business Insurance segment in 2006, and new business volume increased. In Financial, Professional & International Insurance, written premium growth in 2006 reflected strong business volume throughout the segment, and the absence of catastrophe-related reinstatement premiums. Net written premium growth in the Personal Insurance segment in 2006 reflected growth in new business volume, renewal price increases and continued strong business retention rates, partially offset by the estimated impact of transitioning to six-month policy terms in the second half of the year for a large portion of the Company's multivariate pricing Automobile product, and an increase in ceded premiums for catastrophe reinsurance.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses totaled $12.40 billion in 2007, $153 million, or 1%, higher than the 2006 total of $12.24 billion. The 2007 total included $546 million of net favorable prior year reserve development and $167 million of catastrophe losses, whereas the 2006 total included $394 million of net favorable prior year reserve development and $103 million of catastrophe losses.

        The Company's three business segments each experienced net favorable prior year reserve development in 2007. In Business Insurance, net favorable prior year reserve development was primarily driven by better than expected loss development for recent accident years in the commercial multi-peril, general liability, commercial automobile and property product lines. Net total prior year reserve development in 2007 in the Business Insurance segment included a $185 million increase to environmental reserves. In the Financial, Professional & International Insurance segment, net favorable prior year reserve development in 2007 primarily reflected better than expected loss development in international property, employers' liability, professional indemnity and motor lines of business for recent accident years. In the Personal Insurance segment, net favorable prior year reserve development in 2007 occurred in both the Automobile and Homeowners and Other lines of business. Factors contributing to net favorable prior year reserve development in each segment are discussed in more detail in the segment discussions that follow.

        Net favorable prior year reserve development in 2006 was concentrated in the Personal Insurance segment, primarily reflecting better than expected loss experience in the auto bodily injury and non-catastrophe related Homeowners and Other lines of business, and a reduction in loss estimates for the 2005 hurricanes. The Business Insurance segment also experienced net favorable prior year loss experience in its ongoing operations in 2006, primarily in the commercial multi-peril, general liability, property and commercial automobile lines of business. The favorable development in 2006 was partially offset by increases to asbestos and environmental reserves, which are discussed in more detail in the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections herein. There was also unfavorable prior year reserve development in runoff assumed reinsurance business in 2006.

        Catastrophe losses of $167 million in 2007 primarily resulted from wildfires in California and several wind, rain and hail storms throughout the United States. In 2006, catastrophe losses totaled $103 million, all of which was incurred in the Personal Insurance segment and resulted from several wind, rain, hail and snow storms in the United States throughout the year.

        Claims and claim adjustment expenses totaled $12.24 billion in 2006, $2.68 billion less than the 2005 total of $14.93 billion. The 2006 total included $103 million of catastrophe losses and $394 million of net favorable prior year reserve development, whereas the 2005 total included $2.03 billion of catastrophe losses included in claims and claim adjustment expenses and $325 million of net unfavorable prior year reserve development. Net favorable prior year reserve development in 2006 was driven by the factors described above. In 2005, the net unfavorable prior year reserve development was concentrated in the Business Insurance segment and was primarily driven by an increase to asbestos reserves, which was partially offset by other, non-asbestos related net favorable prior year reserve development in all three business segments.

        In 2005, the Company's cost of catastrophes, net of reinsurance and including reinstatement premiums of $121 million and state assessments of $43 million, totaled $2.19 billion, primarily resulting from Hurricanes Katrina, Rita and Wilma. Reinstatement premiums represent additional premiums payable to reinsurers to restore coverage limits that have been exhausted as a result of reinsured losses under certain excess-of-loss reinsurance treaties and are recorded as a reduction of net written and earned premiums. The majority of catastrophe costs in 2005 were incurred in the Business Insurance segment ($1.41 billion) and in the Personal Insurance segment ($593 million).

Amortization of Deferred Acquisition Costs

        The amortization of deferred acquisition costs totaled $3.71 billion in 2007, $367 million, or 11%, higher than the comparable total of $3.34 billion in 2006, primarily reflecting a $213 million increase from the implementation of a new fixed agent compensation program for the majority of the Company's agents as described in more detail below. The remaining increase was primarily due to growth in business volume in 2007. In 2006, the total of $3.34 billion was $87 million, or 3%, higher than the 2005 total of $3.25 billion, primarily reflecting growth in business volume.

General and Administrative Expenses

        General and administrative expenses totaled $3.35 billion in 2007, a decrease of $106 million, or 3%, from the comparable 2006 total of $3.46 billion. The decline primarily reflected the impact of the Company's implementation of the new fixed agent compensation program described in the following paragraph, which was largely offset by expenses related to increased business volume and continued expenditures to support business growth and product development.

        In the first quarter of 2007, the Company discontinued the use of contingent commissions and implemented a new fixed agent compensation program for all of its personal insurance business. The Company also offered the majority of its agents conducting commercial insurance business the option to switch to this new program. The Company's total payout rate for all agent compensation for 2007 was substantially the same as for 2006; however, the change to the new program created a difference in the timing of commission expense recognition. The cost of the new program is required to be deferred and amortized over the related policy period (generally six to twelve months), whereas the cost of the contingent commission program was not subject to deferred acquisition cost accounting treatment and, therefore, was expensed as incurred. That timing difference resulted in a benefit to income during the 2007 transition year. The impact of this change in 2007 was to lower reported expenses by $376 million in the "General and Administrative Expenses" income statement line, and increase reported expenses by $213 million in the "Amortization of Deferred Acquisition Costs" income statement line, compared to what would have been reported under the prior contingent commission program.

        General and administrative expenses totaled $3.46 billion in 2006, an increase of $229 million, or 7%, over the comparable 2005 total of $3.23 billion. The increase in 2006 was driven by investments made throughout the Company to support business growth and product development, costs related to the Company's national advertising campaign and legal expenses related to investigations of various business practices by certain governmental agencies (see "Item 3—Legal Proceedings"). These factors were partially offset by the impact of the favorable resolution of certain prior-year state tax matters, certain tax benefits, the absence of catastrophe-related state assessments and lower premium tax-related expenses.

Interest Expense

        Interest expense of $346 million in 2007 was $22 million higher than the comparable 2006 total of $324 million. Interest expense in 2006 was $38 million higher than in 2005. The increases in both years primarily reflected the impact of the Company's issuance of debt, which is described in more detail in the "Liquidity and Capital Resources" section herein. Proceeds from a substantial portion of debt issuances in both 2007 and 2006 were used to fund the redemption and maturity of certain of the Company's indebtedness.

Effective Tax Rate

        The Company's effective tax rate on income from continuing operations was 26.0%, 26.5% and 22.8% in 2007, 2006 and 2005, respectively. The decline in 2007 compared with 2006 reflected an increase in non-taxable investment income. The increase in 2006 over 2005 primarily reflected a higher level of pretax income in 2006 due to improved underwriting performance.

GAAP Combined Ratios

        The consolidated loss and loss adjustment expense ratio of 56.6% in 2007 was 0.9 points lower than the comparable 2006 loss and loss adjustment expense ratio of 57.5%. The 2007 and 2006 loss and loss adjustment expense ratios included benefits of 2.5 points and 1.9 points, respectively, from net favorable prior year reserve development. Catastrophe losses accounted for 0.7 points and 0.5 points of the 2007 and 2006 loss and loss adjustment expense ratios. Excluding catastrophe losses and prior year reserve development, the 2007 loss and loss adjustment expense ratio improved by 0.5 points compared with the comparable 2006 ratio, reflecting continuing improvement in current accident year results in several lines of business. The underwriting expense ratio of 30.8% in 2007 was 0.2 points higher than the comparable 2006 underwriting expense ratio of 30.6%. The implementation of the new fixed agent compensation program described above provided a benefit of 0.8 points to the expense ratios in 2007, which was more than offset by the increases in expenses discussed above.

        The consolidated loss and loss adjustment expense ratio of 57.5% in 2006 improved by 14.4 points compared with 2005, primarily reflecting the decline in catastrophe losses. Catastrophe losses accounted for 0.5 points of the 2006 loss and loss adjustment expense ratio, compared with a 10.3 point impact in 2005. The 2006 loss and loss adjustment expense ratio included a 1.9 point impact from net favorable prior year reserve development, whereas the 2005 loss and loss adjustment expense ratio included a 1.6 point impact from net unfavorable prior year reserve development. The 2006 loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development improved over the 2005 ratio on the same basis, reflecting improvement in frequency and severity trends in several lines of business. The underwriting expense ratio for 2006 was 1.2 points higher than the underwriting expense ratio in 2005. The changes primarily reflect the impact of the increase in general and administrative expenses described previously. In addition, the 2006 ratio was negatively impacted by a decline in National Accounts' fee income, a portion of which is accounted for as a reduction of expenses for purposes of calculating the expense ratio. The underwriting expense ratio in 2005 also included a 0.4 point impact from reinstatement premiums and state assessments.

Discontinued Operations

        In March 2005, the Company and Nuveen Investments jointly announced that the Company would implement a program to divest its 78% equity interest in Nuveen Investments, which constituted the Company's Asset Management segment and was acquired as part of the merger on April 1, 2004. The divestiture was completed through a series of transactions in the second and third quarters of 2005, resulting in net pretax cash proceeds of $2.40 billion.

        The Company recorded a net operating loss from discontinued operations of $663 million in 2005, consisting primarily of $710 million of tax expense due to the difference between the tax basis and the GAAP carrying value of the Company's investment in Nuveen Investments, partially offset by the Company's share of Nuveen Investments' net income prior to divestiture. The Company recorded a pretax gain on disposal of $345 million ($224 million after-tax) in 2005.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

        Results of the Company's Business Insurance segment were as follows:

(for the year ended December 31, in millions)	2007	2006	2005
Revenues:
Earned premiums	$11,283	$10,876	$11,116
Net investment income	2,708	2,538	2,341
Fee income	508	591	663
Other revenues	24	44	64

Total revenues	$14,523	$14,049	$14,184

Total claims and expenses	$10,444	$10,509	$12,968

Operating income	$3,015	$2,622	$1,044

Loss and loss adjustment expense ratio	57.1%	60.3%	81.5%
Underwriting expense ratio	30.7	30.6	28.9

GAAP combined ratio	87.8%	90.9%	110.4%

Overview

        Operating income of $3.02 billion in 2007 was $393 million, or 15%, higher than operating income of $2.62 billion in 2006, primarily reflecting increases in net favorable prior year reserve development and net investment income, the continuation of favorable current accident year results and the resolution of certain tax matters. In addition, results in 2007 benefited from the change to the new fixed agent compensation program that is described in more detail in the "Consolidated Overview" section herein. These factors were partially offset by an increase in general and administrative expenses and a decline in fee income in 2007. Net favorable prior year reserve development in 2007 and 2006 totaled $301 million and $21 million, respectively. Catastrophe losses in 2007 totaled $4 million, compared with no catastrophe losses in 2006.

        Operating income of $2.62 billion in 2006 was $1.58 billion higher than operating income of $1.04 billion in 2005, primarily reflecting a decline in catastrophe losses, net favorable prior year reserve development, favorable current accident year results and an increase in net investment income. In 2005, the cost of catastrophes totaled $1.41 billion (including reinstatement premiums of $67 million), resulting from Hurricanes Katrina, Rita and Wilma. Net favorable prior year reserve development totaled $21 million in 2006, compared with net unfavorable prior year reserve development of $757 million in 2005 that was primarily driven by an increase in asbestos reserves. These factors were partially offset by an increase in general and administrative expenses and a decline in fee income in 2006.

Earned Premiums

        Earned premiums of $11.28 billion in 2007 increased 4% over 2006 earned premiums of $10.88 billion, reflecting the growth in net written premium volume over the prior twelve months in the majority of the markets comprising this segment, driven by strong business retention rates and increases in new business volume, partially offset by minor decreases in renewal price changes. In 2006, earned premiums of $10.88 billion decreased by $240 million, or 2%, compared with 2005, as premium increases in the majority of the segment's ongoing operations were more than offset by the continuing decline in other runoff operations' earned premiums, including the impact of the sale of the Personal Catastrophe Risk operation in November 2005. The Personal Catastrophe Risk operation accounted for

$111 million of earned premiums in 2005. Earned premiums in 2005 were reduced by $67 million of reinstatement premiums related to catastrophe losses.

Net Investment Income

        Refer to the "Net Investment Income" section of the "Consolidated Results of Operations" discussion herein for a description of the factors contributing to the increase in the Company's net investment income in 2007 and 2006.

Fee Income

        National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers' compensation residual market pools. The $83 million and $72 million declines in fee income in 2007 and 2006, respectively, primarily resulted from lower serviced premium volume due to the depopulation of workers' compensation residual market pools, the impact of lower loss costs on fee income due to workers' compensation reforms, primarily in California, and lower new business volume due to increased competition.

Claims and Expenses

        Claims and claim adjustment expenses in 2007 of $6.67 billion declined by $180 million, or 3%, from the 2006 total of $6.85 billion, primarily reflecting an increase in net favorable prior year reserve development and continued favorable current accident year results, partially offset by an increase in business volume.

        Net favorable prior year reserve development totaled $301 million in 2007, compared with $21 million in 2006. The 2007 total was primarily driven by better than expected loss development for recent accident years in the commercial multi-peril, general liability, commercial automobile and property product lines. The commercial multi-peril and general liability product lines experienced better than anticipated loss development that was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial automobile product line experienced better than expected loss development due to more favorable legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology. The property product line experienced fewer than expected late reported claims related to non-catastrophe weather events that occurred late in 2006, as well as better than expected frequency and severity due in part to changes in the marketplace, such as higher deductibles and lower policy limits. In addition, the property product line experienced better than expected large loss outcomes which were partially attributable to favorable litigation resolutions. Net total prior year reserve development in 2007 included a $185 million increase to environmental reserves. The Company's completion of its annual in-depth asbestos claim review in the third quarter of 2007 and its quarterly asbestos reserve reviews throughout the year resulted in no change to the Company's asbestos reserves in 2007. (Refer to the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections herein for additional discussion.)

        In 2006, net favorable prior year reserve development in the commercial multi-peril, general liability, property and commercial automobile lines of business was largely offset by increases totaling $275 million to asbestos and environmental reserves and reserve strengthening for assumed reinsurance business in runoff. The commercial multi-peril and liability lines of business experienced better than anticipated loss development in 2006 that was attributable to several factors, including improving legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The favorable prior year reserve development in 2006 in the property line of business primarily reflected less "demand surge" inflation than originally estimated for 2005 accident year non-catastrophe and catastrophe losses. "Demand surge" refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services. The commercial automobile line of business experienced better than expected loss development which was attributable to more favorable legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology. The reserve strengthening in assumed reinsurance was primarily due to changes in projected loss development driven by an unanticipated change in the claim settlement patterns of the underlying casualty exposures.

        Claims and claim adjustment expenses of $6.85 billion in 2006 were $2.51 billion lower than the 2005 total of $9.36 billion, primarily due to a significant decline in catastrophe losses and net favorable prior year reserve development in 2006 compared with net unfavorable prior year reserve development in 2005. No catastrophe losses were incurred in 2006, whereas 2005 included catastrophe losses of $1.32 billion, nearly all of which resulted from Hurricanes Katrina, Rita and Wilma.

        Net favorable prior year reserve development totaled $21 million in 2006, the components of which are described above. In 2005, net unfavorable prior year reserve development of $757 million was driven by an increase to asbestos reserves of $830 million and reserve strengthening for environmental claims and runoff assumed reinsurance business. Those increases were partially offset by favorable prior year reserve development from lower frequency and severity for both casualty and property-related lines of business, which were driven by increasingly favorable legal and judicial environments, coupled with better than expected results from changes in policy provisions as well as underwriting and pricing criteria. Company initiatives relating to claims handling, which affected claims staffing and workflows, also are believed to have contributed to the emergence of favorable severity experience in 2005.

        The amortization of deferred acquisition costs totaled $1.74 billion in 2007, 13% higher than the comparable 2006 total of $1.55 billion. The increase reflected the growth in business volume, as well as a $108 million increase from the implementation of the new fixed agent compensation program described in more detail in the "Consolidated Overview" section herein. In 2006, the amortization of deferred amortization costs of $1.55 billion was slightly lower than the 2005 total of $1.57 billion.

        General and administrative expenses in 2007 totaled $2.03 billion, 4% lower than the comparable total of $2.10 billion in 2006. The implementation of the new fixed agent compensation program in the first quarter of 2007 resulted in a reduction of $189 million in reported general and administrative expenses in 2007 compared to what would have been reported under the prior contingent commission program during those periods. That reduction was partially offset by an increase in expenses related to growth in business volume and continuing expenditures to support business growth and product development. The 2006 total included a provision for legal expenses related to investigations of various business practices by certain governmental agencies.

        General and administrative expenses in 2006 totaled $2.10 billion, 3% higher than the comparable total of $2.04 billion in 2005. The increase in 2006 primarily reflected the segment's expenditures to support business growth and product development, the segment's share of costs associated with the Company's national advertising campaign and the legal expenses described above.

GAAP Combined Ratio

        The loss and loss adjustment expense ratio of 57.1% in 2007 was 3.2 points lower than the comparable 2006 ratio of 60.3%. In 2007, net favorable prior year reserve development provided a 2.6 point benefit to the loss and loss adjustment expense ratio, whereas the 2006 loss and loss adjustment expense ratio included a 0.2 point benefit from net favorable prior year reserve development. Adjusting for the impact of prior year reserve development in both years, the loss and loss adjustment expense ratio in 2007 was 0.8 points better than the comparable 2006 ratio, reflecting continued favorable current accident year results. The loss and loss adjustment expense ratio in 2006 improved by 21.2 points compared with the 2005 ratio of 81.5%, primarily due to the absence of catastrophe losses and net favorable prior year reserve development in 2006, compared with net unfavorable prior year reserve development in 2005. Catastrophe losses accounted for 12.3 points of the 2005 loss and loss adjustment expense ratio. Net favorable prior year reserve development in 2006 provided a 0.2 point benefit to the loss and loss adjustment expense ratio, whereas net unfavorable prior year reserve development in 2005 accounted for 6.8 points of the loss and loss adjustment expense ratio. Excluding catastrophe losses and prior year reserve development, the 2006 loss and loss adjustment expense ratio improved 1.9 points over the comparable 2005 ratio, reflecting improvement in frequency and severity trends in several lines of business in 2006.

        The underwriting expense ratio of 30.7% in 2007, which included a 0.7 point benefit resulting from the implementation of the new fixed agent compensation program, was 0.1 points higher than the 2006 ratio, reflecting the increases in general and administrative expenses described above, and the impact of a decline in fee income. A portion of fee income is accounted for as a reduction of expenses for purposes of calculating the expense ratio. The underwriting expense ratio for 2006 was 1.7 points higher than the 2005 ratio, primarily reflecting the increases in general and administrative expenses described above, and the impact of declines in fee income. Catastrophe-related reinstatement premiums of $67 million and catastrophe-related state assessments of $18 million added 0.3 points to the 2005 expense ratio.

  Written Premiums

        The Business Insurance segment's gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2007	2006	2005
Select Accounts	$2,774	$2,733	$2,799
Commercial Accounts	2,740	2,613	2,535
National Accounts	1,859	2,169	2,627
Industry-Focused Underwriting	2,380	2,279	2,154
Target Risk Underwriting	2,182	2,187	2,040
Specialized Distribution	1,033	1,036	920

Total Business Insurance Core	12,968	13,017	13,075
Business Insurance Other	49	30	378

Total Business Insurance	$13,017	$13,047	$13,453

	Net Written Premiums
(for the year ended December 31, in millions)	2007	2006	2005
Select Accounts	$2,711	$2,663	$2,722
Commercial Accounts	2,518	2,376	2,330
National Accounts	1,056	1,135	1,230
Industry-Focused Underwriting	2,301	2,196	2,080
Target Risk Underwriting	1,665	1,629	1,482
Specialized Distribution	1,015	1,022	908

Total Business Insurance Core	11,266	11,021	10,752
Business Insurance Other	52	25	247

Total Business Insurance	$11,318	$11,046	$10,999

        In Business Insurance Core, gross written premiums in 2007 declined $49 million, or less than 1%, from the comparable 2006 total, whereas net written premiums increased $245 million, or 2%, compared with 2006. The difference in growth rates between gross and net written premiums in 2007 was concentrated in National Accounts and was due to the nature of certain products offered in this market. A significant portion of gross written premiums for products offered by National Accounts is ceded to other insurers; as a result, a decline in gross written premiums does not necessarily have a proportional impact on net written premiums. All markets in Business Insurance Core operations, except National Accounts and Specialized Distribution, recorded net written premium growth in 2007, driven by higher new business volume throughout the majority of markets coupled with continued strong business retention rates, offset in some markets by minor decreases in renewal price changes. Net written premium growth in 2007 also benefited from a reduction in ceded premiums related to catastrophe reinsurance coverage.

        In Business Insurance Core operations, gross written premiums in 2006 were down slightly from 2005. Net written premiums in 2006, however, increased slightly over 2005. The disparity between gross and net written premium growth rates in 2006 was primarily due to a change in the structure of reinsurance coverage in the Company's Discover Re subsidiary in National Accounts that resulted in a decline in ceded premiums. For purposes of comparison between 2006 and 2005 net written premium volume, the impact of a higher level of ceded premiums for property catastrophe reinsurance in 2006 was virtually equivalent to the impact of the $67 million of catastrophe-related reinstatement premiums in 2005. Net written premium growth in Business Insurance Core operations in 2006 was primarily concentrated in Target Risk Underwriting and Industry-Focused Underwriting, driven by continued strong business retention rates, renewal price increases and higher new business volume throughout the majority of businesses comprising these markets. The decline in National Accounts' net written premiums primarily reflected a reduction in premiums related to favorable loss experience on business priced on a loss-sensitive basis and lower new business volume, partially offset by the decline in ceded premiums at Discover Re due to a change in the structure of reinsurance coverage. In Business Insurance Other operations, gross and net written premiums were down significantly from the comparable 2005 totals, reflecting the sale of the Personal Catastrophe Risk operation in November 2005 and the intentional non-renewal of business in the runoff operations comprising this category.

        Select Accounts.    Net written premiums of $2.71 billion in 2007 grew 2% over 2006. New business volume increased over 2006, due in part to the introduction of the Company's enhanced quote-to-issue agency platform and multivariate pricing program in 37 states. That platform is expected to be introduced in the remainder of the United States over the next six months. Enhanced marketing efforts and additional products sold to existing customers also contributed to new business growth in 2007. Business retention rates remained strong in 2007. Renewal price changes in this market remained positive in 2007 but were lower than in 2006, as price increases for coastal coverages were partially offset by declines in renewal price changes for non-coastal coverages, which continue to be impacted by competitive market conditions. Net written premiums of $2.66 billion in 2006 declined 2% from 2005, primarily reflecting the impact of a reduction in premium volume from certain national small business insurance programs, the majority of which was transferred to the Specialized Distribution market. Excluding the impact of the business transferred, net written premiums increased by approximately 2% in 2006. Business retention rates remained strong and increased over 2005, and focused investments in technology and personnel led to improvement in new business volume over 2005. Renewal price changes for the Select Accounts market in 2006 were consistent with 2005, as modest pricing pressures in non-coastal coverages were largely offset by price increases for coastal coverages.

        Commercial Accounts.    Net written premiums of $2.52 billion in 2007 grew 6% over 2006, primarily driven by an increase in new business volume, coupled with continued strong business retention rates. The growth in new business volume reflected the impact of recent product introductions, additional products sold to existing customers and increased marketing efforts. Renewal price changes in this market declined from 2006 and were negative in 2007, primarily reflecting competitive market conditions. Net written premiums of $2.38 billion in 2006 increased 2% over 2005, driven by a strong increase in business retention rates and an improvement in renewal pricing.

        National Accounts.    Net written premiums of $1.06 billion in 2007 declined 7% from 2006, primarily reflecting competitive market conditions that resulted in lower business volume. Net written premiums in 2006 declined by $95 million, or 8%, from 2005, primarily reflecting a reduction in premiums related to favorable loss experience on business priced on a loss-sensitive basis and lower new business volume, partially offset by the decline in ceded premiums at Discover Re due to a change in the structure of reinsurance coverage.

        Industry-Focused Underwriting.    Net written premiums of $2.30 billion in 2007 increased 5% over 2006. The increase was driven by the Construction business unit, where favorable economic conditions contributed to higher new business volume; the Oil & Gas business unit, due to increased business retention rates and continued strong renewal price changes; and the Public Sector unit, due to an increase in retention rates. In addition, continued strong new business volume and business retention rates in the Agribusiness business unit contributed to premium growth in 2007. Net written premiums in the Technology business unit in 2007 were level with 2006. Net written premiums of $2.20 billion in 2006 increased by 6% over 2005, driven by growth in the Construction and Oil & Gas business units. Favorable economic conditions in these industry sectors, significant increases in business retention rates and continued strong new business volume contributed to the increase in premium volume in 2006 in these two business units. The remaining three business units in this market—Technology, Agribusiness and Public Sector—all achieved lesser degrees of net written premium growth over 2005.

        Target Risk Underwriting.    Net written premiums of $1.67 billion in 2007 grew 2% over 2006, driven by increases in the Inland Marine and National Property business units. Strong growth in new business volume accounted for the increase in Inland Marine net written premium volume, whereas National Property's premium volume growth was driven by continued strong business retention rates and a decline in premiums ceded for catastrophe reinsurance coverage, partially offset by a decrease in renewal price changes, which were negative. Growth in these two business units was partially offset by a decline in Excess Casualty net written premiums. Net written premiums of $1.63 billion in 2006 increased by 10% over 2005, driven by strong growth in the National Property and Inland Marine business units. Significant renewal price increases, particularly for Southeastern U.S. catastrophe-prone exposures, and strong business retention rates were the primary factors accounting for net written premium growth in these two business units in 2006. The Ocean Marine business unit also contributed to net written premium growth in 2006, primarily due to a decrease in the amount of business ceded.

        Specialized Distribution.    Net written premiums of $1.02 billion in 2007 declined less than 1% from 2006. The decline was primarily due to premium reductions in the National Programs business unit, driven by reductions in new business volume and business retention rates due to competitive market conditions. These reductions were largely offset by premium growth in the Northland business unit due to strong business retention rates and new business volume. Net written premium volume in 2006 of $1.02 billion increased 13% over 2005, primarily driven by the transfer of certain national small business insurance programs from Select Accounts to the National Programs business unit. In addition, Northland also experienced premium growth in 2006, primarily resulting from higher business retention rates and new business volume in commercial trucking, its primary line of business.

        In Business Insurance Other, the decline in 2007 and 2006 net premium volume compared with 2005 reflected the impact of business in runoff and the sale of the Company's Personal Catastrophe Risk operation in November 2005. The runoff healthcare, reinsurance and international business acquired in the merger produced minimal written premium volume in 2007, 2006 and 2005.

Financial, Professional & International Insurance

        Results of the Company's Financial, Professional & International Insurance segment were as follows:

(for the year ended December 31, in millions)	2007	2006	2005
Revenues:
Earned premiums	$3,384	$3,321	$3,197
Net investment income	494	429	360
Fee income	—	—	1
Other revenues	29	26	20

Total revenues	$3,907	$3,776	$3,578

Total claims and expenses	$2,981	$2,968	$2,961

Operating income	$675	$609	$391

Loss and loss adjustment expense ratio	50.8%	53.7%	56.8%
Underwriting expense ratio	36.8	35.3	35.7

GAAP combined ratio	87.6%	89.0%	92.5%

Overview

        In March 2007, the Company completed the sale of Afianzadora Insurgentes, which accounted for $25 million, $78 million and $78 million of net written premiums for the years ended December 31, 2007, 2006 and 2005, respectively. The impact of this transaction was not material to the Company's results of operations or financial position.

        Operating income of $675 million in 2007 was $66 million, or 11%, higher than operating income of $609 million in 2006, primarily driven by an increase in net favorable prior year reserve development, higher net investment income and favorable current accident year results. These factors were partially offset by an increase in general and administrative expenses and non-catastrophe losses incurred in the United Kingdom related to flooding. Net favorable prior year reserve development totaled $93 million in 2007, compared with $14 million in 2006.

        Operating income of $609 million in 2006 increased by $218 million, or 56%, over 2005. The improvement was driven by the absence of catastrophe losses in 2006, an increase in net investment income and growth in business volume, partially offset by a decline in net favorable prior year reserve development and an increase in general and administrative expenses. Operating income in 2006 also benefited from favorable tax impacts from businesses outside of the United States, including an $18 million benefit associated with the then pending sale of Afianzadora Insurgentes. No catastrophe losses were incurred in 2006, whereas results in 2005 included $191 million in catastrophe costs. Net favorable prior year reserve development totaled $14 million in 2006, compared with $72 million in 2005.

Earned Premiums

        Earned premiums in 2007 were slightly higher than in 2006. Adjusting for the sale of Afianzadora Insurgentes in both years, earned premiums in 2007 grew 3% over 2006. Earned premium growth was concentrated in the International group, driven by the favorable impact of foreign currency rates of exchange and growth in business volume over the preceding twelve months. Earned premium growth in 2007 also benefited from adjustments to prior year premium estimates for the Company's operations at Lloyd's.

        Earned premiums in 2006 increased $124 million, or 4%, over 2005, primarily driven by growth in Bond & Financial Products. In addition, earned premiums in 2005 were reduced by $33 million of reinstatement premiums related to catastrophe losses, primarily in the Company's operations at Lloyd's. Earned premium volume in International in 2006 declined slightly from 2005, primarily reflecting the elimination of a one-month reporting lag at Lloyd's in 2005 that resulted in $48 million of additional earned premiums being included in 2005 results. Also contributing to the decline in earned premiums in International in 2006 was the sale of certain classes of personal lines business at Lloyd's in the first quarter of 2005, which had accounted for $43 million of earned premiums in 2005.

Net Investment Income

        Refer to the "Net Investment Income" section of the "Consolidated Results of Operations" discussion herein for a description of the factors contributing to the increase in the Company's net investment income in 2007 and 2006.

Claims and Expenses

        Claims and claim adjustment expenses totaled $1.74 billion in 2007, a decrease of 3% from 2006, primarily reflecting an increase in net favorable prior year reserve development and the impact of the sale of Afianzadora Insurgentes, partially offset by the increase in business volume, $37 million of non-catastrophe losses incurred in the United Kingdom in 2007 related to flooding and the impact of foreign currency rates of exchange. Net favorable prior year reserve development in 2007 totaled $93 million, compared to $14 million in 2006. The net favorable development in 2007 primarily reflected better than expected loss development in international property, employers' liability, professional indemnity and motor lines of business for recent accident years, which was attributable to several factors, including enhanced pricing and underwriting strategies throughout the International operations, and the favorable impact of legal and judicial reforms in Ireland.

        Claims and claim adjustment expenses in 2006 totaled $1.79 billion, a decrease of 1% from 2005. The 2006 total included no catastrophe losses and $14 million of net favorable prior year reserve development, whereas the 2005 total included $158 million of catastrophe losses and $72 million of net favorable prior year reserve development. Net favorable prior year reserve development in 2005 was attributable to the better than anticipated favorable impact from changes in underwriting and pricing strategies for International property-related exposures.

        General and administrative expenses totaled $590 million in 2007, an increase of 10% over the 2006 of $536 million. The increase primarily reflected the segment's continued expenditures to support business growth and the impact of foreign currency exchange rates. The Company's implementation of a new fixed agent compensation program in the first quarter of 2007 did not have a material impact on this segment. General and administrative expenses in 2006 increased by 5% over the 2005 total of $509 million. The increase primarily reflected the segment's expenditures to support business growth and the segment's share of costs associated with the Company's national advertising campaign and legal expenses related to investigations of various business practices by certain governmental agencies.

GAAP Combined Ratio

        The loss and loss adjustment expense ratio of 50.8% in 2007 was 2.9 points lower than the 2006 ratio of 53.7%. The 2007 ratio included a 2.7 point benefit from net favorable prior year reserve development, compared with a 0.4 point benefit in 2006. Excluding this factor in each year, the 2007 ratio was slightly lower than the 2006 ratio. The loss and loss adjustment expense ratio in 2006 was 3.1 points lower than the ratio of 56.8% in 2005. The 2006 ratio included no impact of catastrophe losses and a 0.4 point benefit from net favorable prior year reserve development, whereas the 2005 ratio included a 5.5 point impact from catastrophes and a 2.3 point benefit from net favorable prior year reserve development. Excluding those factors in each year, the 2006 ratio was slightly higher than the 2005 ratio.

        The underwriting expense ratio of 36.8% in 2007 was 1.5 points higher than the comparable 2006 expense ratio, driven by the increase in expenses supporting business growth. The underwriting expense ratio in 2006 improved by 0.4 points compared with 2005, benefiting from the absence of catastrophe-related reinstatement premiums and increased business volume. Reinstatement premiums of $33 million increased the 2005 underwriting expense ratio by 0.4 points.

Written Premiums

        Financial, Professional & International Insurance gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)
	2007	2006	2005
Bond & Financial Products	$2,614	$2,657	$2,531
International	1,423	1,324	1,278

Total Financial, Professional & International Insurance	$4,037	$3,981	$3,809

	Net Written Premiums
(for the year ended December 31, in millions)
	2007	2006	2005
Bond & Financial Products	$2,228	$2,255	$2,117
International	1,237	1,138	1,042

Total Financial, Professional & International Insurance	$3,465	$3,393	$3,159

        Gross and net written premiums in 2007 increased 1% and 2%, respectively, over 2006. Adjusting for the sale of Afianzadora Insurgentes, gross and net written premiums increased 3% and 4%, respectively, over 2006. Net written premiums in the Bond & Financial Products group in 2007 increased 1% over 2006 (adjusted for the sale of Afianzadora Insurgentes), primarily due to increased construction surety business volume resulting from strong economic conditions in the public works sector of the construction industry. For Bond and Financial Products (excluding the surety line of business, for which these are not relevant measures), business retention rates in 2007 increased over 2006. Renewal price changes in 2007 were slightly positive but down from 2006, and new business levels declined due in part to competitive market conditions. In the International group, net written premiums in 2007 increased $99 million, or 9%, over 2006, primarily reflecting the favorable impact of foreign currency exchange rates and strong business volume at Lloyd's and in Canada. Net written premium volume in the International group in 2007 also benefited from adjustments to prior year premium estimates in the Lloyd's operation. In 2007, business retention rates remained strong, new business volume increased over 2006, and renewal price changes, which were negative, in the International group declined slightly from 2006.

        The Financial, Professional & International Insurance segment's gross and net written premiums in 2006 increased 5% and 7%, respectively, over 2005. Growth in net written premium volume in 2006 resulted from strong construction surety volume in Bond & Financial Products, strong price increases for Southeastern U.S. catastrophe-prone exposures in the Company's operations at Lloyd's, strong business retention rates and new business volume in International, and the absence of catastrophe-related reinstatement premiums. The elimination of a reporting lag at the Company's operations at Lloyd's resulted in $39 million and $31 million of additional gross and net written premium volume in 2005, respectively. In Bond & Financial Products (excluding the surety line of business, for which these are not relevant measures), business retention rates in 2006 remained strong and increased over 2005. Renewal price increases in 2006 also increased over 2005, but new business volume was down slightly from 2005. For International in 2006, business retention rates increased over 2005, renewal price changes increased slightly and new business volume was significantly higher than in 2005. Net written premiums in the Financial, Professional & International Insurance segment for 2005 were reduced by

$33 million of catastrophe-related reinstatement premiums, primarily related to the Company's operations at Lloyd's.

Personal Insurance

        Results of the Company's Personal Insurance segment were as follows:

(for the year ended December 31, in millions)	2007	2006	2005
Revenues:
Earned premiums	$6,803	$6,563	$6,028
Net investment income	559	548	457
Other revenues	90	94	96

Total revenues	$7,452	$7,205	$6,581

Total claims and expenses	$5,996	$5,555	$5,464

Operating income	$1,019	$1,132	$775

Loss and loss adjustment expense ratio	58.6%	54.8%	62.2%
Underwriting expense ratio	28.2	28.3	26.9

GAAP combined ratio	86.8%	83.1%	89.1%

Overview

        In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company, and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc. (collectively, Mendota). These subsidiaries primarily offered nonstandard automobile coverage and accounted for $49 million, $187 million and $137 million of net written premiums in the years ended December 31, 2007, 2006 and 2005, respectively. The impact of this transaction was not material to the Company's results of operations or financial position.

        Operating income of $1.02 billion in 2007 was $113 million, or 10%, lower than operating income of $1.13 billion in 2006, primarily reflecting a decline in net favorable prior year reserve development and an increase in catastrophe losses, partially offset by growth in business volume and net investment income. In addition, results in 2007 benefited from the Company's implementation of a new fixed agent compensation program, which is described in more detail in the "Consolidated Overview" section herein. Net favorable prior year reserve development in 2007 and 2006 totaled $152 million and $359 million, respectively. Catastrophe losses in 2007 totaled $163 million, compared with catastrophe losses of $103 million in 2006.

        Operating income of $1.13 billion in 2006 was $357 million, or 46%, higher than operating income of $775 million in 2005. Results in 2006 reflected a significant decline in catastrophe losses, strong growth in business volume, continued favorable current accident year loss trends and an increase in net investment income, partially offset by an increase in general and administrative expenses. Catastrophe losses in 2006 totaled $103 million, compared with a cost of catastrophes of $593 million in 2005. Results in both 2006 and 2005 benefited from significant net favorable prior year reserve development, which totaled $359 million and $360 million, respectively.

Earned Premiums

        Earned premiums of $6.80 billion in 2007 grew 4% over 2006, primarily reflecting continued strong business retention rates, increases in renewal price changes, and growth from new business volume over the preceding twelve months, partially offset by the impact of the sale of Mendota in early April 2007. Excluding the impact of Mendota in both years, earned premiums in 2007 increased 6% over 2006. In 2006, earned premiums of $6.56 billion increased 9% over the 2005 total of $6.03 billion, primarily due to significant new business volume, renewal price increases and continued strong business retention rates over the prior twelve months. Earned premiums in 2005 were reduced by $21 million of catastrophe-related reinstatement premiums.

Net Investment Income

        Refer to the "Net Investment Income" section of the "Consolidated Results of Operations" discussion herein for a description of the factors contributing to the increase in the Company's net investment income in 2007 and 2006.

Claims and Expenses

        Claims and claim adjustment expenses in 2007 totaled $3.99 billion, an increase of $390 million, or 11%, over 2006, primarily reflecting a decline in net favorable prior year reserve development, an increase in catastrophe losses and higher business volume, partially offset by the impact of the sale of Mendota.

        Net favorable prior year reserve development in 2007 totaled $152 million, compared with $359 million in 2006. The 2007 total was driven by better than expected automobile loss experience due in part to claim initiatives and fewer than expected late reported homeowners' claims related to non-catastrophe weather events that occurred in the fourth quarter of 2006. In addition, a portion of net favorable prior year reserve development in the Homeowners and Other line of business in 2007 was attributable to a decrease in the number of claims due to changes in the marketplace, including higher deductibles and fewer small-dollar claims. The net favorable prior year reserve development in 2006 was driven by better than expected loss experience in the auto bodily injury and non-catastrophe related Homeowners and Other lines of business, and a reduction in loss estimates for the 2005 hurricanes. In the Automobile line of business, the improvement in 2006 was partially driven by better than expected results from changes in claim handling practices. These changes included practices which have allowed case reserves to be established more accurately earlier in the claim settlement process, thereby changing historical loss development patterns. In addition, industry and Company initiatives to fight fraud in several states led to a decrease in the total number of claims and a change in historical loss development patterns. In the Homeowners and Other line of business, favorable prior year reserve development in 2006 was partially driven by a significant decrease in the number of claims, attributable to changes in the marketplace, including higher deductibles and fewer small-dollar claims. These changes also resulted in a change in historical loss development patterns. In addition, for 2006, non-catastrophe related Homeowners and Other loss experience was favorable due to continued evidence of a less than expected impact from "demand surge," which refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services. Approximately $100 million of net favorable prior year reserve development in 2006 resulted from a reduction in loss estimates for catastrophes incurred in 2005, primarily due to lower than expected additional living expense losses related to Hurricane Katrina.

        Catastrophe losses in 2007 totaled $163 million, $60 million higher than the 2006 total of $103 million. Catastrophe losses in 2007 were primarily the result of wildfires in California and several storms throughout the United States, whereas the 2006 total was driven by several wind, rain, hail and snow storms throughout the year in the United States.

        Claims and claim adjustment expenses in 2006 totaled $3.60 billion, a decline of $154 million from the 2005 total of $3.75 billion, primarily reflecting a reduction in catastrophe losses, which was partially offset by the impact of higher business volume in 2006. Catastrophe losses of $103 million in 2006 declined significantly from the 2005 total of $547 million. The 2005 catastrophe losses were primarily the result of Hurricanes Katrina, Rita and Wilma.

        Net favorable prior year reserve development in 2006 and 2005 was $359 million and $360 million, respectively. The 2006 total was driven by the factors described above. In 2005, in the Automobile line of business, the improvement was partially driven by better than expected results from changes in claim handling practices. These changes included practices which have allowed case reserves to be established more accurately earlier in the claim settlement process, thereby changing historical loss development patterns. In addition, industry and Company initiatives to fight fraud in several states led to a decrease in the total number of claims in 2005 and a change in historical loss development patterns. In the Homeowners and Other line of business, favorable prior year reserve development in 2005 was partially driven by a significant decrease in the number of claims, attributable to changes in the marketplace, including higher deductibles and fewer small-dollar claims. These changes also resulted in a change in historical loss development patterns.

        The amortization of deferred acquisition costs totaled $1.31 billion in 2007, $156 million, or 14%, higher than the comparable 2006 total of $1.15 billion. The increase included $94 million from the implementation of the new fixed agent compensation program in 2007 described in more detail in the "Consolidated Overview" section herein, as well as growth in business volume, partially offset by the impact of the sale of Mendota. In 2006, the amortization of deferred acquisition costs totaled $1.15 billion, $106 million, or 10%, higher than the comparable 2005 total of $1.05 billion, primarily reflecting growth in business volume.

        General and administrative expenses totaled $699 million in 2007, a decrease of $105 million, or 13%, from the 2006 total of $804 million. The decrease in expenses in 2007 primarily reflected a decline in commission expenses resulting from the implementation of the new fixed agent compensation program, as well as the impact of the sale of Mendota, which were partially offset by expenses related to increased business volume, and continued investments to support business growth and product development. The implementation of the new fixed agent compensation program in 2007 resulted in a $165 million reduction in reported general and administrative expenses, compared to what would have been reported under the prior contingent commission program.

        General and administrative expenses of $804 million in 2006 were $139 million, or 21%, higher than the 2005 total of $665 million. The increase reflected increased business volume, the segment's continued investments to support business growth and product development, legal expenses related to investigations of various business practices by certain governmental agencies, and the segment's share of costs associated with the Company's national advertising campaign. The 2005 total included $25 million of catastrophe-related assessments.

GAAP Combined Ratio

        The loss and loss adjustment expense ratio of 58.6% in 2007 was 3.8 points higher than the comparable 2006 ratio of 54.8%, primarily reflecting the decline in net favorable prior year reserve development. The ratio in 2007 included a 2.2 point benefit from net favorable prior year reserve development, compared with a 5.5 point benefit in 2006. Catastrophe losses accounted for 2.4 points and 1.6 points, respectively, of the loss and loss adjustment expense ratios in 2007 and 2006. Excluding the impact of prior year development and catastrophes in both years, the adjusted 2007 loss and loss adjustment expense ratio was 0.3 points lower than the adjusted 2006 ratio. The 2006 loss and loss adjustment expense ratio of 54.8% was 7.4 points lower than the comparable 2005 ratio of 62.2%. The 2005 ratio included a 9.3 point impact of catastrophe losses and a 6.0 point benefit from net favorable prior year reserve development. Excluding those factors from both years, the loss and loss adjustment expense ratio in 2006 was slightly lower than the comparable 2005 ratio, reflecting continued favorable trends in current accident year loss experience in 2006.

        The underwriting expense ratio of 28.2% in 2007, which included a 1.0 point benefit from the implementation of the new fixed agent compensation program, was 0.1 points lower than the 2006 expense ratio of 28.3%, reflecting the impact of continued investments to support business growth and product development. The underwriting expense ratio of 28.3% in 2006 was 1.4 points higher than the 2005 expense ratio of 26.9%, primarily reflecting the impact of the increase in general and administrative expenses in 2006 described above, and a slight increase in commission expenses. In 2005, reinstatement premiums related to catastrophe losses reduced earned premium volume by $21 million, and catastrophe-related assessments from various insurance pools increased taxes, licenses and fees by $25 million. These factors combined to result in a 0.5 point unfavorable impact on the Personal Insurance segment's 2005 underwriting expense ratio.

Written Premiums

        The Personal Insurance segment's gross and net written premiums by product line were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)
	2007	2006	2005
Automobile	$3,673	$3,731	$3,526
Homeowners and Other	3,471	3,280	2,948

Total Personal Insurance	$7,144	$7,011	$6,474

	Net Written Premiums
(for the year ended December 31, in millions)
	2007	2006	2005
Automobile	$3,628	$3,692	$3,477
Homeowners and Other	3,207	3,019	2,751

Total Personal Insurance	$6,835	$6,711	$6,228

        Gross and net written premiums in 2007 both increased 2% over the respective totals in 2006. Adjusting for the sale of Mendota in both years, net written premiums in the Personal Insurance segment in 2007 increased 4% over 2006, driven by continued strong retention rates and increases in renewal price changes, partially offset by a decline in new business volume. Gross and net written premiums in 2006 increased 8% over 2005. Net written premium volume in 2006 reflected increased costs for property catastrophe coverage (which reduces net written premiums), while net written premiums in 2005 were reduced by $21 million of catastrophe-related reinstatement premiums.

        In the Automobile line of business, net written premiums in 2007 declined 2%, from 2006. Adjusting for the impact of the sale of Mendota, net written premiums in the Automobile line of business in 2007 increased 2% over 2006. That growth primarily reflected renewal price change increases coupled with continued strong retention rates, partially offset by a decline in new business volume due to competitive market conditions. The Company's multivariate pricing product in the Automobile line of business had been introduced in 39 states and the District of Columbia by the end of 2007. In 2006, net written premium growth of 6% over 2005 in the Automobile line of business primarily reflected a strong increase in new business, partially offset by the impact of transitioning to six-month policy terms in the second half of the year for the Company's multivariate pricing product that resulted in a lower amount of reported net written premiums in 2006. Business retention rates in 2006 remained strong and consistent with prior year rates. Renewal price changes in 2006 remained positive but were slightly below those in 2005. New business volume in 2006 was significantly higher than in 2005.

        In the Homeowners and Other line of business, net written premiums in 2007 grew 6% over 2006, primarily reflecting renewal price change increases, particularly for coastal coverages, coupled with continued strong retention rates. New business volume in this line of business in 2007 declined from 2006, primarily driven by strategies to reduce exposure to losses on the Atlantic and Gulf coasts of the

United States. Adjusting for the sale of Mendota for both years, net written premiums in the Homeowners and Other line of business in 2007 increased 7% over 2006. Net written premiums in 2006 in this line of business grew 10% over 2005. Business retention rates and new business volume remained strong and increased over 2005. Renewal price changes in 2006 remained positive but declined from 2005. Net written premium volume in this line of business in 2006 also benefited from cross-selling initiatives involving the Company's automobile multivariate pricing product.

        The Personal Insurance segment had approximately 7.2 million and 7.0 million policies in force at December 31, 2007 and 2006, respectively, excluding Mendota in both years. In the Automobile line of business, policies in force at December 31, 2007 increased 1% over the same date in 2006. Policies in force in the Homeowners and Other line of business at December 31, 2007 grew by 3% over the same date in 2006.

Interest Expense and Other

(for the year ended December 31, in millions)	2007	2006	2005
Net loss	$(209)	$(163)	$(184)

        The $46 million increase in net loss for Interest Expense and Other in 2007 compared with 2006 was driven by the impact of debt redemptions in each year. The net loss in 2007 included an after-tax loss of $25 million related to the Company's redemption of its 4.50% convertible junior subordinated notes in April 2007, consisting of the redemption premium paid and the write-off of remaining debt issuance costs. Conversely, the net loss in 2006 was reduced by a $27 million after-tax gain realized on the redemption of the Company's $593 million, 7.6% subordinated debentures. After-tax interest expense in 2007 totaled $224 million, compared with $207 million in 2006. The net losses in this category for 2007 and 2006 were reduced by the favorable resolution of various prior year tax matters.

        The $21 million decline in net loss for Interest Expense and Other in 2006 compared with 2005 was primarily due to the $27 million after-tax gain referred to above. Results in 2006 also reflected the favorable resolution of various prior year federal and state tax matters and the absence of expenses associated with the amortization of discount on forward contracts related to the Company's divestiture of Nuveen Investments that impacted the 2005 loss. These factors were partially offset by incremental interest expense in 2006 due to debt issuances during the year.

ASBESTOS CLAIMS AND LITIGATION

        The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders. While the Company has experienced a decrease in asbestos claims over the past several years, the Company continues to receive a significant number of asbestos claims from the Company's policyholders (which includes others seeking coverage under a policy), including claims against the Company's policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the focus by plaintiffs on previously peripheral defendants. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years. In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. Bankruptcy proceedings have also caused increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on previously peripheral defendants, contributes to the loss and loss expense payments experienced by the Company. The Company's asbestos-related claims and claim adjustment expense experience has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or insolvency.

        The Company continues to be involved in coverage litigation concerning a number of policyholders, some of whom have filed for bankruptcy, who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage. In these instances, policyholders also may assert that each individual bodily injury claim should be treated as a separate occurrence under the policy. It is difficult to predict whether these policyholders will be successful on both issues. To the extent both issues are resolved in a policyholders' favor and other Company defenses are not successful, the Company's coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders. Accordingly, although the Company has seen a moderation in the overall risk associated with these lawsuits, it remains difficult to predict the ultimate cost of these claims.

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

        On July 6, 2007, the Company announced that it had entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS. Under the settlement agreement, the Company will contribute $449 million to a trust to be established pursuant to ACandS' plan of reorganization. In exchange, the Company will be released from any obligations it has to ACandS for asbestos-related claims and will be protected from any such claims by injunctions to be issued in the Company's favor by the federal court overseeing ACandS' bankruptcy case. The settlement is subject to a number of contingencies. On August 27, 2007 the bankruptcy court overseeing ACandS' bankruptcy approved the settlement and no appeals from that approval were taken. As a result, the Company has placed $449 million into escrow. Upon fulfillment of all contingencies, including final court approval of a plan of reorganization for ACandS and the issuance of the injunctions described above, those funds will be released from escrow to the trust created under ACandS' plan of reorganization. The release of the funds to the trust will be recorded as a paid claim and a reduction in claim reserves and, accordingly, there will be no effect on the Company's results of operations. The Company expects to seek to recover approximately $84 million of the $449 million from reinsurers. (Also, see "Part I—Item 3, Legal Proceedings").

        In addition to claims against policyholders, proceedings have been launched directly against insurers, including the Company, by individuals challenging insurers' conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions. Additionally, Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which had been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court. On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court's orders, while vacating that portion of the bankruptcy court's orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Various parties appealed the district court's March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit. On February 15, 2008, the Second Circuit issued an opinion vacating the District Court's order on jurisdictional grounds. The parties' obligations under the settlement agreements are contingent upon approval of the bankruptcy court's order. Unless the Second Circuit's decision is reversed on further appeal and the bankruptcy court's order is reinstated and becomes final, the settlements will be voided, TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses) and the Company intends to litigate the direct action cases vigorously. (For a description of these matters, see "Item 3—Legal Proceedings").

        Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder at least annually. In the course of this review, the Company considers, among other factors: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder's potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.

        In the third quarter of 2007, the Company completed its annual in-depth asbestos claim review. As in prior years, the 2007 annual review considered active policyholders and litigation cases, including cases challenging the applicability of aggregate limits on asbestos claims. The trends noted at the completion of the 2006 review continued into 2007. The trends include:

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

        The Company believes that these trends indicate a reduction in the volatility associated with the Company's overall asbestos exposure. Nonetheless, there remains a high degree of uncertainty with respect to future exposure from asbestos claims.

        Beginning in 2007 the Company supplemented the existing annual in-depth asbestos claim review and the existing quarterly asbestos review process with additional aggregate quarterly reserve analyses. These additional analyses provide the Company with an increased ability to detect and respond to emerging trends in its quarterly reserve estimates.

        The Company's asbestos reserve review includes an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. Developing payment trends among policyholders in the Home Office, Field Office and Assumed and International categories are also analyzed. The Company also reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. For those policyholders for which an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined, the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves.

        In 2007, the Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, continued to experience an overall reduction in new claim filings. In addition, the number of policyholders tendering asbestos claims for the first time also declined. However, due to the level of trial activity involving impaired individuals, defense and indemnity costs in these categories remain at levels similar to those previously experienced by the Company. The Company's evaluations have not resulted in any data from which a meaningful average asbestos defense or indemnity payment may be determined. Payments in the Assumed and International category increased in 2007 mainly as a result of increased commutation activity.

        Net asbestos losses and expenses paid in 2007 were $317 million, compared with $469 million in 2006. Gross paid losses in 2007 were lower than in 2006 primarily due to installment payments made during 2006 on settlements reached in prior years. Additionally, net paid losses were lower due to increased reinsurance billings in 2007. Approximately 20% in 2007 and 50% in 2006 of total net paid losses related to policyholders with whom the Company previously entered into settlement agreements limiting the Company's liability.

        The Company categorizes its asbestos reserves as follows:

	Number of Policyholders				Net Asbestos Reserves
			Total Net Paid
(at and for the year ended December 31, $ in millions)
	2007	2006	2007	2006	2007	2006
Policyholders with settlement agreements	22	27	$62	$235	$1,152	$879
Home office, field office and other	1,659	1,762	211	197	2,116	2,678
Assumed reinsurance and International	—	—	44	37	466	494

Total	1,681	1,789	$317	$469	$3,734	$4,051

        The policyholders with settlement agreements category includes structured settlements, coverage in place arrangements and, with respect to TPC, Wellington accounts. Reserves are based on the expected payout for each policyholder under the applicable agreement. Structured settlements are arrangements under which policyholders and/or plaintiffs agree to fixed financial amounts to be paid at scheduled times. Included in this category are TPC's settlements of the Statutory and Hawaii Actions and the Common Law Claims (collectively, the Direct Action Settlement). One of the contingencies of the Direct Action Settlement is affirmance by all appellate courts of the order entered by the U.S. Bankruptcy Court with respect to the Direct Action Settlement. On February 15, 2008 the Second Circuit issued an opinion vacating the District Court's order, which had substantially affirmed the bankruptcy court's order. Unless the Second Circuit's decision is reversed on further appeal and the bankruptcy court's order is reinstated and becomes final, the Direct Action Settlement will be voided, TPC will have no obligation to pay the amounts due under the Direct Action Settlement (other than certain administrative expenses) and the Company intends to litigate the direct action cases vigorously. In that event, the settlement funds will be returned to TPC's unallocated asbestos reserve. The Company will not make an adjustment to the level of its asbestos reserves as a result of the Second Circuit's decision. (For a description of these matters, see "Item 3—Legal Proceedings"). Also included in this category is the Company's announced settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS. The settlement was approved by the bankruptcy court and no appeals from that approval were taken. As a result, pursuant to the settlement, a $449 million payment by the Company has been placed into escrow. Upon fulfillment of all remaining settlement contingencies, which includes final approval of a plan of reorganization for ACandS, those funds will be released from escrow to the asbestos trust to be created under ACandS' plan of reorganization. The funds will be released back to the Company if the remaining settlement contingencies are not met. The ACandS matter was included in the home office, field office and other category in 2006. (For a description of this matter, see "Item 3—Legal Proceedings"). Coverage in place arrangements represent agreements with major policyholders on specified amounts of coverage to be provided. Payment obligations may be subject to annual maximums and are only made when valid claims are presented. Wellington accounts refer to the 35 defendants that are parties to a 1985 agreement settling certain disputes concerning insurance coverage for their asbestos claims. Many of the aspects of the Wellington agreement are similar to those of coverage in place arrangements in which the parties have agreed on specific amounts of coverage and the terms under which the coverage can be accessed.

        Home office, field office and other relates to policyholders for which settlement agreements have not been reached, and also includes unallocated IBNR. Policyholders are identified for home office review based upon, among other factors: a combination of past payments and current case reserves in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential "non-product" exposures, size of policyholder and geographic distribution of products or services sold by the policyholder. In addition to IBNR amounts contained in the reserves for home office and field office policyholders, the Company has established a reserve for further adverse development related to existing policyholders, new claims from policyholders reporting claims for the first time and policyholders for which there is, or may be, litigation and direct actions against the Company.

        Assumed reinsurance exposure primarily consists of reinsurance of excess coverage, including various pool participations. International is exposed to U.S. asbestos liabilities through participations in excess insurance policies, quota share and excess of loss reinsurance policies, and retrocession policies, underwritten in the London insurance market. Details of exposures under the reinsurance and retrocession policies are identified only when the Company is advised by the cedant.

        The Company recorded no asbestos reserve additions in 2007 and recorded pretax asbestos reserve additions of $155 million and $830 million in 2006 and 2005, respectively. Approximately half of the $155 million 2006 pretax reserve adjustment was due to an increase in the projected defense costs for ten policyholders. The majority of the remainder of the reserve adjustment was primarily due to continued litigation activity against smaller, peripheral defendants. The asbestos reserve addition in 2005 resulted, in part, from higher than expected defense costs due to increased trial activity for seriously impaired plaintiffs and prolonged litigation before cases are settled or dismissed. The 2005 reserve addition also considered the January 2006 court decision voiding, on procedural grounds, the previously rendered favorable arbitration decision in the ongoing ACandS litigation (described in more detail in note 15). At December 31, 2007, net asbestos reserves totaled $3.73 billion, compared with $4.05 billion at December 31, 2006.

        The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2007	2006	2005
Beginning reserves:
Direct	$4,777	$5,103	$4,775
Ceded	(726)	(739)	(843)

Net	4,051	4,364	3,932

Incurred losses and loss expenses:
Direct	(1)	196	833
Ceded	1	(41)	(3)

Net	—	155	830

Accretion of discount:
Direct	—	1	1
Ceded	—	—	—

Net	—	1	1

Losses paid:
Direct	423	523	506
Ceded	(106)	(54)	(107)

Net	317	469	399

Ending reserves:
Direct	4,353	4,777	5,103
Ceded	(619)	(726)	(739)

Net	$3,734	$4,051	$4,364

    See "—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves."

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

        The resolution of environmental exposures by the Company generally occurs by settlement on a policyholder-by-policyholder basis as opposed to a claim-by-claim basis. Generally, the Company strives to extinguish any obligations it may have under any policy issued to the policyholder for past, present and future environmental liabilities and extinguish any pending coverage litigation dispute with the policyholder. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability. In addition, many of the agreements have also extinguished any insurance obligation which the Company may have for other claims, including but not limited to asbestos and other cumulative injury claims. The Company and its policyholders may also agree to settlements which extinguish any future liability arising from known specified sites or claims. These agreements also include appropriate indemnities and hold harmless provisions to protect the Company. The Company's general purpose in executing these agreements is to reduce the Company's potential environmental exposure and eliminate the risks presented by coverage litigation with the policyholder and related costs.

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

        In its review of environmental reserves, the Company considers: past settlement payments; changing judicial and legislative trends; its reserves for the costs of litigating environmental coverage matters; the potential for policyholders with smaller exposures to be named in new clean-up actions for both on- and off-site waste disposal activities; the potential for adverse development; the potential for additional new claims beyond previous expectations; and the potential higher costs for new settlements.

        The duration of the Company's investigation and review of these claims and the extent of time necessary to determine an appropriate estimate, if any, of the value of the claim to the Company vary significantly and are dependent upon a number of factors. These factors include, but are not limited to, the cooperation of the policyholder in providing claim information, the pace of underlying litigation or claim processes, the pace of coverage litigation between the policyholder and the Company and the willingness of the policyholder and the Company to negotiate, if appropriate, a resolution of any dispute pertaining to these claims. Because these factors vary from claim-to-claim and policyholder-by-policyholder, the Company cannot provide a meaningful average of the duration of an environmental claim. However, based upon the Company's experience in resolving these claims, the duration may vary from months to several years.

        The Company continues to receive notices from policyholders tendering claims for the first time. These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the Company has experienced higher than expected defense and settlement costs driven in part by coverage disputes with its policyholders and adverse judicial developments in certain states regarding the availability of coverage for environmental claims. In addition, while the Company continues to experience a decline in both the number of new policyholders tendering claims for the first time and the number of pending lawsuits between the Company and its policyholders pertaining to coverage for environmental claims, the Company has seen a moderation in the rate of this decline. As a result of these factors, the Company increased its environmental reserve by $185 million in 2007 and $120 million in 2006. In

2005, the Company increased its environmental reserves by $30 million, primarily for declaratory judgment litigation costs.

        Net paid losses in 2007 and 2006 were $113 million and $127 million, respectively. TPC entered into a significant settlement with one policyholder in 2005. TPC executed an agreement with this policyholder which resolved all past, present and future hazardous waste and pollution property damage claims, and all related past and pending bodily injury claims. In 2006, the Company made the final payment related to this settlement and billed a substantial portion of the total settlement to its reinsurers. In addition, TPC and this policyholder entered into a coverage-in-place agreement which addressed the handling and resolution of all future hazardous waste and pollution bodily injury claims. Under the coverage-in-place agreement, TPC has no defense obligation, and there is an overall cap with respect to any indemnity obligation that might be owed.

        At December 31, 2007, approximately 87% of the net environmental reserve (approximately $428 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. The balance, approximately 13% of the net environmental reserve (approximately $62 million), consists of case reserves.

        The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2007	2006	2005
Beginning reserves:
Direct	$413	$494	$725
Ceded	5	(69)	(84)

Net	418	425	641

Incurred losses and loss expenses:
Direct	182	108	17
Ceded	3	12	13

Net	185	120	30

Losses paid:
Direct	117	189	248
Ceded	(4)	(62)	(2)

Net	113	127	246

Ending reserves:
Direct	478	413	494
Ceded	12	5	(69)

Net	$490	$418	$425

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

        As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2007 are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims. The Company's asbestos-related claims and claim adjustment expense experience has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or insolvency. In addition, uncertainties arise from the insolvency or bankruptcy of other defendants, although the Company has noted a decrease in the number and volatility of asbestos-related bankruptcies. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments. (Also, see "Part I—Item 3, Legal Proceedings").

        Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. In addition, the Company's estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's operating results in future periods.

INVESTMENT PORTFOLIO

        The Company's invested assets at December 31, 2007 totaled $74.82 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 4% in other investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. The Company's fixed maturity portfolio at December 31, 2007 totaled $64.92 billion, comprising $64.50 billion of publicly traded fixed maturities and $420 million of private fixed maturities. The weighted average quality ratings of the Company's publicly traded fixed maturity portfolio and private fixed maturity portfolio at December 31, 2007 were Aa1 and A3, respectively. Included in the fixed maturity portfolio at that date was approximately $1.64 billion of below investment grade securities. During 2007, holdings of tax-exempt securities were increased to $38.55 billion to take advantage of their relatively high credit quality and attractive after-tax yields. The average effective duration of the fixed maturity portfolio, including short-term investments, was 4.0 (4.3 excluding short-term investments), at both December 31, 2007 and 2006.

        The following table sets forth the Company's combined fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2007, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$43,946	67.7%
Aa	11,827	18.2
A	4,343	6.7
Baa	3,163	4.9

Total investment grade	63,279	97.5
Non-investment grade	1,641	2.5

Total fixed maturity investments	$64,920	100.0%

        The Company makes investments in residential collateralized mortgage obligations (CMOs) that typically have high credit quality, offer good liquidity and are expected to provide an advantage in yield compared to U.S. Treasury securities. The Company's investment strategy is to purchase CMO tranches which offer the most favorable return given the risks involved. One significant risk evaluated is prepayment sensitivity. While prepayment risk (either shortening or lengthening of duration) and its effect on total return cannot be fully controlled, particularly when interest rates move dramatically, the investment process generally favors securities that control this risk within expected interest rate ranges. The Company does not purchase residual interests in CMOs.

        At December 31, 2007 and 2006, the Company held CMOs classified as available for sale with a fair value of $3.59 billion and $3.56 billion, respectively. Approximately 31% and 36% of the Company's CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2007 and 2006, respectively. In addition, the Company held $3.79 billion and $4.36 billion of GNMA, FNMA, FHLMC or FHA mortgage-backed pass-through securities classified as available for sale at December 31, 2007 and 2006, respectively. Virtually all of these securities are rated Aaa.

        At December 31, 2007 and 2006, the Company held commercial mortgage-backed securities (CMBS) of $935 million and $1.07 billion, respectively. At December 31, 2007, approximately $302 million of these securities, or the loans backing such securities, contain guarantees by the United States Government or a government-sponsored enterprise and $26 million were comprised of Canadian non-guaranteed securities. The remaining $607 million at December 31, 2007, were comprised of U.S. non-guaranteed securities, issued in 2004 and prior years. The average credit rating of these securities was "Aaa." The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.

        The Company's fixed maturity investment portfolio at December 31, 2007 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective market value of $286 million (comprising approximately 0.4% of the Company's total fixed maturity investments). The Company defines sub-prime mortgage-backed securities as investments which contain loans to borrowers that exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets), or other characteristics that are inconsistent with conventional underwriting standards employed by government-sponsored mortgage entities. Alternative documentation mortgages are mortgage loans with low loan documentation as described above. The average credit rating on all of these securities and obligations held by the Company was "Aaa" at December 31, 2007. No securities in the residential mortgage portfolio were downgraded in 2007.

        The Company's fixed maturity investment portfolio at December 31, 2007 included securities issued by numerous municipalities with a total carrying value of $38.82 billion. Approximately $14.10 billion, or 36%, of the securities were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Such insurance generally results in a rating of "Aaa" being assigned by independent ratings agencies to those securities. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities from "Aaa" to the underlying rating of the respective security without giving effect to the benefit of insurance. Of the total $14.10 billion of insured municipal securities in the Company's investment portfolio, approximately 96% were rated at A3 or above, and approximately 76% were rated at Aa3 or above, without the benefit of insurance. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company's results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company's ability and intent to hold the securities.

        The Company's real estate investments include warehouses and office buildings and other commercial land and properties that are directly owned. The Company's other investments primarily comprise venture capital, through direct ownership and limited partnerships, private equity limited partnerships, joint ventures, other limited partnerships and trading securities, which are subject to more volatility than the Company's fixed income investments, but historically have provided a higher return. At December 31, 2007 and 2006, the carrying value of the Company's other investments was $3.37 billion and $3.40 billion, respectively. The Company does not believe it has a material exposure to sub-prime mortgages within its other investments portfolio based on recent information provided by the limited partnerships.

        The net unrealized investment gains (losses) that were included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(for the year ended December 31, in millions)	2007	2006	2005
Fixed maturities	$768	$422	$367
Equity securities	15	37	41
Venture capital	17	108	89
Other investments (excluding venture capital)	138	113	(12)

Unrealized investment gains before tax	938	680	485
Provision for taxes	318	227	158

Net unrealized investment gains at end of year	$620	$453	$327

        Net pretax unrealized investment gains at December 31, 2007 increased by $258 million over year-end 2006, primarily driven by the fixed maturity portfolio. The increase in net unrealized investment gains on fixed maturities was primarily driven by the impact of declining market interest rates on both taxable and tax-exempt securities, which were partially offset by an increase in credit spreads and a decrease in unrealized investment gains in the venture capital portfolio, primarily due to sale activities. In May 2007, the Company completed a bundled sale of a substantial portion of its venture capital portfolio, which resulted in the realization of $81 million of previously unrealized net investment gains.

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

        Impairment charges included in net realized investment gains were as follows:

(for the year ended December 31, in millions)	2007	2006	2005
Fixed maturities	$37	$7	$11
Equity securities	7	4	—
Real estate	10	—	—
Venture capital	16	33	80
Other investments (excluding venture capital)	—	4	18

Total	$70	$48	$109

        For the year ended December 31, 2007, the Company recognized the following other-than-temporary impairments:

  •
  $37 million in the fixed maturities portfolio, consisting of $23 million resulting from the potential to sell various holdings prior to a recovery in market value and $14 million related to credit risk associated with various issuers' deteriorated financial position;

  •
  $7 million in the equity portfolio when it was determined that the cost basis of those securities would not be recovered over the expected holding period;

  •
  $10 million in the real estate portfolio, related to the fundamental decline in the financial condition of one real estate development property; and

  •
  $16 million in the venture capital portfolio on 14 holdings. Three of the holdings were public securities whose cost basis was not anticipated to be recovered over the expected holding period. Nine holdings experienced fundamental economic deterioration (characterized by less than expected revenues or a fundamental change in product). The remaining two holdings were impaired due to the impending sale, liquidation or shutdown of the entity.

        For the year ended December 31, 2006, the Company recognized the following other-than-temporary impairments:

  •
  $7 million in the fixed maturities portfolio, consisting of $6 million resulting from the potential to sell various holdings prior to a recovery in market value and $1 million related to credit risk associated with various issuers' deteriorated financial position;

  •
  $4 million in the equity portfolio when it was determined that the cost basis of those securities would not be recovered over the expected holding period;

  •
  $33 million in the venture capital portfolio on 16 holdings. Four of the holdings were impaired due to new financings on unfavorable terms. Six holdings experienced fundamental economic deterioration (characterized by less than expected revenues or a fundamental change in product). Four of the holdings were impaired due to the impending sale, liquidation or shutdown of the entity. Two of the holdings were public securities whose cost basis was not anticipated to be recovered over the expected holding period; and

  •
  $4 million in other investments (excluding venture capital). The loss recorded was the result of one mortgage loan refinancing at less favorable terms.

        For the year ended December 31, 2005, the Company recognized the following other-than-temporary impairments:

  •
  $11 million in the fixed maturities portfolio related to various issuers due to credit risk associated with the issuer's deteriorated financial position;

  •
  $80 million in the venture capital portfolio on 22 holdings. Two of the holdings were impaired due to new financings on unfavorable terms. Fifteen holdings experienced fundamental economic deterioration (characterized by less than expected revenues or a fundamental change in product). Three of the holdings were impaired due to the impending sale, liquidation or shutdown of the entity. Two of the holdings were public securities whose cost basis was not anticipated to be recovered over the expected holding period; and

  •
  $18 million in other investments (excluding venture capital). The losses recorded were the result of an equity partnership and a private stock holding which both experienced fundamental deterioration in their financial position.

        The specific circumstances that led to the impairments described above did not materially impact other individual investments held during 2007, 2006 or 2005. The Company continually evaluates current developments in the market that have the potential to affect the valuation of the Company's investments.

        The following table summarizes for all fixed maturities and equity securities available for sale for which fair value is less than 80% of amortized cost or cost at December 31, 2007, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total
Fixed maturities	$7	$—	$—	$—	$7
Equity securities	2	—	—	—	2

Total	$9	$—	$—	$—	$9

        Unrealized investment losses as of December 31, 2007 represent less than 1% of the portfolio, and, therefore, any impact on the Company's financial position would not be significant.

        At December 31, 2007, non-investment grade securities comprised 3% of the Company's fixed income investment portfolio. Included in those categories at December 31, 2007 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $799 million and a fair value of $762 million, resulting in a net pretax unrealized investment loss of $37 million. These securities in an unrealized loss position represented approximately 1% of the total amortized cost and approximately 1% of the fair value of the fixed income portfolio at December 31, 2007, and accounted for 12% of the total pretax unrealized investment loss in the fixed income portfolio.

        Following are the pretax realized losses on investments sold during the year ended December 31, 2007:

(in millions)	Loss	Fair Value
Fixed maturities	$34	$1,621
Equity securities	1	31
Other	—	4

Total	$35	$1,656

        Resulting purchases and sales of investments are based on cash requirements, the characteristics of the insurance liabilities and current market conditions. The Company identifies investments to be sold to achieve its primary investment goals of assuring the Company's ability to meet policyholder obligations as well as to optimize investment returns, given these obligations.

REINSURANCE RECOVERABLES

        Ceded reinsurance involves credit risk, except with regard to mandatory pools, and is generally subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after reductions for known insolvencies and after allowances for uncollectible amounts. The Company also holds collateral, including trust agreements, escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. After reinsurance is purchased, the Company has limited ability to manage the credit risk to a reinsurer. In addition, in a number of jurisdictions, particularly the European Union and the United Kingdom, a reinsurer is permitted to transfer a reinsurance arrangement to another reinsurer, which may be less creditworthy, without a counterparty's consent, provided that the transfer has been approved by the applicable regulatory and/or court authority.

        The Company's reinsurance recoverables totaled $15.64 billion at December 31, 2007, a decline of $2.18 billion from year-end 2006, primarily reflecting significant collections on reinsurance recoverables, including those related to prior year hurricane losses, operations in runoff (primarily Gulf) and various commutation agreements.

        The following presents the Company's top five reinsurer groups, by reinsurance recoverables at December 31, 2007 (in millions). Also included is the A.M. Best rating of each reinsurer group at February 21, 2007:

Reinsurer Group	Reinsurance Recoverables	A.M. Best Rating of Group's Predominant Reinsurer
Swiss Re Group	$1,266	A+	second highest of 16 ratings
Munich Re Group(1)	994	A+	second highest of 16 ratings
Berkshire Hathaway Group	591	A++	highest of 16 ratings
American International Group(2)	553	A+	second highest of 16 ratings
XL Capital Group(3)	511	A	third highest of 16 ratings

(1)
On January 30, 2008, A.M. Best upgraded the financial strength rating of Munich Reinsurance America, Inc. from "A" to "A+."

(2)
On February 14, 2008, A.M. Best placed the financial strength ratings of "A+" of most of American International Group's domestic property casualty subsidiaries and its 60% majority-owned company, Transatlantic Holdings, Inc., under review with negative implications.

(3)
On January 25, 2008, A.M. Best downgraded the financial strength rating of XL Capital Group to "A" from "A+."

        At December 31, 2007, $3.0 billion of reinsurance recoverables were collateralized by letters of credit, trust agreements and funds held.

OUTLOOK

        The Company's strategic objective is to enhance its position as a consistently profitable market leader and a cost-effective provider of property and casualty insurance in the United States and in selected international markets. A variety of factors continue to affect the property and casualty insurance market and the Company's core business outlook for 2008, including competitive conditions in the markets served by the Company's business segments, loss cost trends, interest rate trends and the investment environment.

        Competition.    The Company expects property casualty market conditions to continue to become modestly more competitive in 2008, particularly for new business. The pricing environment for new business generally has less of an impact on underwriting profitability than renewal price changes, particularly in an environment of high retention rates, which the Company has experienced over the past several years. In the Business Insurance and the Financial, Professional & International Insurance segments, the Company expects renewal price changes in 2008 will modestly decline from their 2007 levels. In the Personal Insurance segment, the Company expects automobile and homeowners renewal price changes will increase slightly compared to their 2007 levels. These expectations for the pricing environment, when combined with expected modestly increased loss costs, will likely result in somewhat reduced underwriting profitability in 2008 as compared to 2007.

        Loss Cost Trends.    Loss cost trends are primarily driven by changes in claim frequency and claim severity. The industry has generally experienced unprecedented low levels of non-catastrophe related claim frequency over the last several years. The Company expects this trend in claim frequency to continue in 2008 in certain lines of business, while claim frequency is expected to increase modestly in other lines of business. The Company also expects severity to increase modestly for non-catastrophe related claims.

        The Company believes that the overall trend of increased frequency and severity of catastrophic Gulf and Atlantic Coast storms experienced in recent years may continue for the foreseeable future, although the trend was not evident in the United States in 2007 and 2006. Given the potential increase in frequency and severity of storms, the Company will continue to reassess its definition of, and exposure to, coastal risks. These risks will be reflected in the pricing and terms and conditions it will offer in coastal areas. Due in part to the increased frequency and severity of the Gulf and Atlantic Coast storms, there has been some disruption in the market for coastal wind insurance, most significantly in personal lines, as insurers, including the Company, have reduced capacity and increased prices. The continued disruption in market conditions, along with the potential for increased frequency and severity of coastal storms, could result in a decrease in the amount of coastal wind coverage that the Company is able or willing to write.

        In recent periods, the Company has recorded net favorable prior year reserve development, primarily driven by better than expected loss experience in all of the Company's segments for prior loss years. If better than expected loss experience continues, the Company may record additional net favorable prior year reserve development in 2008. In that case, the Company may also concurrently revise favorably its current year loss estimates. However, better than expected loss experience may not continue or may reverse, in which case the Company may record no favorable prior year reserve development or net unfavorable prior year reserve development in future periods. In that case, the Company may revise current year loss estimates upward in future periods.

        Investment Returns.    Changes in the general interest rate environment affect the returns available on new investments. While a rising interest rate environment enhances the returns available on new fixed income investments, thereby favorably impacting net investment income, it reduces the market value of existing fixed maturity investments, and therefore, shareholders' equity. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting net investment income, but increases the market value of existing investments and therefore, shareholders' equity. In 2007, short-term and long-term interest rates declined. A downward trend in interest rates may continue into 2008.

        At December 31, 2007, approximately 6% of the Company's invested assets were comprised of equity securities, venture capital investments, private equity limited partnerships, joint ventures, other limited partnerships and trading securities, which are subject to greater volatility than fixed income investments. General economic conditions, stock market conditions and many other factors beyond the Company's control may affect the value of these non-fixed income investments and the realization of net investment income. The Company is not able to predict future market conditions or their impact on net investment income.

        Net investment income is an important contributor to the Company's results of operations, and the Company expects the investment environment to become more challenging in 2008, particularly with respect to its non-fixed income investment portfolio.

        For a discussion of potential risks that could impact the Company's financial condition or results of operations, see Item 1A—"Risk Factors" in this report.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is a measure of a company's ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. The liquidity requirements of the Company's business have been met primarily by funds generated from operations, asset maturities and income received on investments. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. The timing and amount of catastrophe claims are inherently unpredictable. Such claims increase liquidity requirements. The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and reinsurance coverage disputes. Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. It is the opinion of the Company's management that the Company's future liquidity needs will be adequately met from all of the above sources. The Company also maintains liquidity at the holding company level. At December 31, 2007, total cash, short-term invested assets and other readily marketable securities aggregating $1.62 billion were held at the holding company. The assets held at the holding company, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are sufficient to meet the Company's current liquidity requirements. These liquidity requirements primarily include shareholder dividends and debt service. The Company also has the ability to issue securities under its shelf registration statement with the Securities and Exchange Commission and has access to liquidity through its $1 billion line of credit.

Operating Activities

        Net cash flows provided by operating activities of continuing operations totaled $5.29 billion, $4.77 billion and $3.59 billion in 2007, 2006 and 2005, respectively. Cash flows in each of 2007 and 2006, as compared to the preceding year, reflected higher levels of collected premiums and net investment income, lower claim payments on catastrophe losses, as well as lower runoff claim payments. Cash flows from operations in 2007 and 2006 benefited from significant collections on reinsurance recoverables in both years, including those related to 2005 hurricane losses, operations in runoff (primarily Gulf) and various commutation agreements. These factors were partially offset by an increase in tax payments resulting from higher profitability, expenses related to increased business volume and continued expenditures to support business growth and product development, and higher interest payments. Cash flows in 2005 reflected an increase in loss and loss adjustment expense payments primarily related to the catastrophe losses incurred during 2005 and 2004, and an increase in tax payments resulting from higher profitability. The Company utilized $11 million, $11 million and $2.00 billion of net operating loss (NOL) carryforwards during 2007, 2006 and 2005, respectively, thereby reducing current regular tax payments by $4 million, $4 million and $698 million, respectively.

        Net cash flows provided by operating activities for all three years were negatively impacted by payments for asbestos and environmental liabilities, as well as by payments for claims related to the Company's runoff operations.

Investing Activities

        Net cash flows used in investing activities of continuing operations totaled $2.53 billion, $3.06 billion and $5.44 billion in 2007, 2006 and 2005, respectively. Fixed maturity securities accounted for the majority of investment purchases in all three years. As discussed in more detail in "Part I—Item 3, Legal Proceedings," in 2007, the Company announced that it had entered into a settlement agreement, subject to contingencies, to resolve fully all current and future asbestos-related coverage claims relating to ACandS, Inc. As a result, the Company has placed $449 million into escrow. Upon fulfillment of all settlement contingencies, including final court approval of a plan of reorganization for ACandS and the issuance of the injunctions described in "Part I—Item 3, Legal Proceedings," those funds will be released from escrow to the trust created under ACandS' plan of reorganization. The Company funded the escrow through the purchase of short-term securities.

        The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's insurance and debt obligations. The Company's management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the estimated duration of the Company's net insurance liabilities. The average duration of fixed maturities and short-term securities was 4.0 at December 31, 2007 and 2006.

        The Company also invests much smaller amounts in equity securities, venture capital and real estate. These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity. During 2007, the Company sold a substantial portion of its venture capital investment portfolio.

        The primary goals of the Company's asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows. Generally, the expected principal and interest payments produced by the Company's fixed income portfolio adequately fund the estimated runoff of the Company's insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed income portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of the Company's ability to fund the payment of claims without having to sell illiquid assets or access credit facilities.

        Sale of Subsidiary.    The Company's cash flows in 2005 included $2.40 billion of pretax proceeds (after underwriting fees and transaction costs) from the divestiture of its equity interest in Nuveen Investments. Of this amount, $405 million was received directly by the Company's insurance subsidiaries, and the remainder was received directly by the holding company. Of the proceeds received directly by the holding company, $1.225 billion was contributed to the capital of the Company's insurance subsidiaries, with the remainder available for general corporate purposes.

Financing Activities

        Net cash flows used in financing activities of continuing operations totaled $2.95 billion, $1.59 billion and $473 million in 2007, 2006 and 2005, respectively. The 2007 total primarily reflected common share repurchases, the early redemption of debt, the repayment of maturing debt and dividends to shareholders, partially offset by the issuance of debt and proceeds from employee stock option exercises. The 2006 total primarily reflected common share repurchases, the early redemption of debt and the repayment of maturing debt, and dividends to shareholders, partially offset by proceeds from the issuance of debt and employee stock option exercises. In 2005, the total primarily reflected the repayment of debt and dividends to shareholders, which were partially offset by the issuance of common stock pursuant to the maturity of equity unit forward contracts and the issuance of debt.

Debt Transactions.

        2007.    In January 2007, the Company redeemed $81 million of 8.47% subordinated debentures originally issued in 1997 and due January 10, 2027. The debentures were redeemable by the Company on or after January 10, 2007. In January 1997, USF&G Capital II, a business trust, issued $100 million of capital securities, the proceeds of which, along with $3 million in capital provided by the Company, were used to purchase the subordinated debentures issued by USF&G Corporation and subsequently assumed by the Company after the merger of The St. Paul Companies Inc. (SPC) and Travelers Property Casualty Corp. (TPC). During the period prior to redemption, the Company had repurchased and retired $22 million of the debentures in open market transactions. Upon the Company's redemption of the remaining $81 million of subordinated debentures in January 2007, USF&G Capital II in turn used the proceeds to redeem its remaining capital securities outstanding. USF&G Capital II was then liquidated, and the Company received a $3 million distribution of capital. The Company recorded a $3 million pretax gain on the redemption of the subordinated debentures, due to the remaining unamortized fair value adjustment recorded at the merger date, less the redemption premium paid.

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

        In connection with the offering of the debentures, the Company entered into a "replacement capital covenant" for the benefit of holders of one or more designated series of the Company's indebtedness (which will initially be the 6.750% senior notes due 2036). Under the terms of the replacement capital covenant, if the Company redeems the debentures at any time prior to March 15, 2047 it can only do so with the proceeds of securities that are treated by the rating agencies as having similar equity content to the debentures.

        In March 2007, the Company's $500 million, 5.75% senior notes matured and were fully paid.

        In April 2007, the Company completed the redemption of its outstanding $893 million, 4.50% convertible junior subordinated notes due in 2032 (the notes). The notes were originally issued by Travelers Property Casualty Corp., and the Company assumed certain obligations relating to the notes pursuant to a Second Supplemental Indenture dated April 1, 2004. Each note had a principal amount of $25.00. The redemption price for each note was $25.5625 plus $0.009375 of accrued and unpaid interest. Any note called for redemption could be surrendered for conversion into common stock before the close of business on April 17, 2007. Each note was convertible into 0.4684 shares of common stock of The Travelers Companies, Inc. Holders of $36 million of the notes tendered their certificates in exchange for the issuance of 670,910 of the Company's common shares. The remaining $857 million of notes were redeemed for cash, along with accrued interest to the date of redemption. The Company recorded a $39 million pretax loss ($25 million after-tax) in other revenues in the second quarter of 2007 related to the redemption, consisting of the redemption premium paid and the write-off of remaining unamortized issuance costs.

        In May 2007, the Company issued $250 million aggregate principal amount of 5.375% senior notes due June 15, 2012 (the 2012 senior notes), $450 million aggregate principal amount of 5.750% senior notes due December 15, 2017 (the 2017 senior notes), and $800 million aggregate principal amount of 6.250% senior notes due June 15, 2037 (the 2037 senior notes). The total net proceeds of these three senior note issuances, after original issuance discounts and the deduction of underwriting expenses and commissions and other expenses, were approximately $1.47 billion. Interest on each of the senior note issuances is payable semi-annually on June 15 and December 15, commencing December 15, 2007. Each series of senior notes is redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed, or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate plus 12.5 basis points for the 2012 senior notes, 15 basis points for the 2017 senior notes and 20 basis points for the 2037 senior notes. The Company applied a portion of the net proceeds of this offering to repay approximately $442 million of senior notes maturing on August 16, 2007 and to repay approximately $42 million of medium-term notes maturing in the third quarter of 2007. The remaining proceeds were used for general corporate purposes. Prior to applying these proceeds, the Company invested them in investment grade, marketable securities.

        In August 2007, the Company's $442 million, 5.01% senior notes matured and were fully paid.

        In 2007, medium-term notes with a cumulative par value of $72 million and interest rates ranging from 6.85% to 7.37% matured and were fully paid.

        2006.    In June 2006, the Company issued $400 million aggregate principal amount of 6.25% senior unsecured notes due June 20, 2016 and $400 million aggregate principal amount of 6.75% senior unsecured notes due June 20, 2036. The notes were issued at a discount, resulting in effective interest rates of 6.30% and 6.86%, respectively. Net proceeds from the issuances (after original issue discount and expenses) totaled approximately $786 million, which the Company applied to the redemption of approximately $593 million of 7.60% subordinated debentures (described in more detail below), $150 million of 6.75% senior notes that matured on November 15, 2006 and $56 million of medium-term notes that matured in the second half of the year.

        In November 2006, the Company redeemed $593 million of 7.60% subordinated debentures originally issued in 2001 and due October 15, 2050. The debentures were redeemable by the Company on or after November 13, 2006. In November 2001, St. Paul Capital Trust I, a business trust, issued $575 million of preferred securities, the proceeds of which, along with $18 million in capital provided by the Company, were used to purchase the subordinated debentures issued by the Company. Upon the Company's redemption of its subordinated debentures in November 2006, St. Paul Capital Trust I in turn used the proceeds to redeem its preferred securities. St. Paul Capital Trust I was then liquidated, and the Company received an $18 million distribution of capital. The Company recorded a $42 million pretax gain on the redemption of the subordinated debentures, representing the remaining unamortized fair value adjustment recorded at the merger date. A portion of the proceeds from the June 2006 debt issuances described above was used to fund this redemption.

        2005.    In 2005, the Company repaid $815 million of its outstanding debt, primarily comprised of the following: maturities of $238 million of 7.875% senior notes, $79 million of 7.125% senior notes, and $99 million of medium-term notes bearing interest rates ranging from 6.44% to 7.09%; and a net repayment of commercial paper borrowings of $395 million. In November 2005, the Company issued

$400 million of 5.50% senior notes maturing in December 2015. The majority of the proceeds was used to fund the repayment of commercial paper borrowings described above, with the remainder used for general corporate purposes.

        In July 2002, concurrent with the issuance of 17.8 million of SPC common shares in a public offering, SPC issued 8.9 million equity units, each having a stated amount of $50, for gross consideration of $442 million. Each equity unit initially consisted of a forward purchase contract for the Company's common stock, which matured in August 2005, and an unsecured $50 senior note of the Company (maturing in 2007). Total annual distributions on the equity units were at the rate of 9.00%, consisting of interest on the note at a rate of 5.25% and fee payments under the forward contract of 3.75%. Holders of the equity units had the opportunity to participate in a required remarketing of the senior note component. The initial remarketing date was May 11, 2005. On that date, the notes were successfully remarketed, and the interest rate on the notes was reset to 5.01%, from 5.25%, effective May 16, 2005. The remarketed notes matured on August 16, 2007. The forward purchase contract required the investor to purchase, for $50, a variable number of shares of the Company's common stock on the settlement date of August 16, 2005. The number of shares purchased was determined based on a formula that considered the average closing price of the Company's common stock on each of 20 consecutive trading days ending on the third trading day immediately preceding the settlement date, in relation to the $24.20 per share price of common stock at the time of the offering. On the August 16, 2005 settlement date, the Company issued 15.2 million common shares and received total proceeds of $442 million.

        Dividends.    Dividends paid to shareholders totaled $742 million, $702 million and $628 million in 2007, 2006 and 2005, respectively. On February 6, 2008, the Company's board of directors declared a quarterly dividend of $0.29 per share, payable March 31, 2008 to shareholders of record on March 10, 2008. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Company's board of directors and will depend upon many factors, including the Company's financial position, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

        Share Repurchases.    In May 2006, the Company's board of directors authorized the repurchase of up to $2 billion of shares of the Company's common stock. In January 2007, the board of directors authorized an additional $3 billion of share repurchase capacity. At December 31, 2007, the remaining repurchase capacity under these authorizations was $932 million. In January 2008, the board of directors authorized an additional $5 billion for share repurchases. Under these authorizations, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions. The following table summarizes repurchase activity in 2007 and remaining repurchase capacity at December 31, 2007.

Quarterly Period Ending	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase program
March 31, 2007	13,889,773	$725,070,439	$52.20	$3,153,874,729
June 30, 2007	11,390,800	621,499,960	54.56	2,532,374,769
September 30, 2007	11,751,435	600,233,261	51.08	1,932,141,508
December 31, 2007	19,008,213	999,954,837	52.61	932,186,671

Total	56,040,221	$2,946,758,497	$52.58	$932,186,671

        Since the inception of the repurchase authorizations in May 2006, the Company has repurchased a cumulative total of 78.8 million shares for a total cost of $4.07 billion, or $51.61 per share, through December 31, 2007.

        In 2007, 2006 and 2005, the Company acquired 1.7 million, 1.2 million and 0.8 million shares, respectively, of common stock from employees as treasury stock primarily to cover payroll withholding taxes related to the vesting of restricted stock awards and exercises of stock options.

Capital Resources

        Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company's capital structure at December 31, 2007 and 2006.

(at December 31, in millions)	2007	2006
Debt:
Short-term	$649	$1,114
Long-term	5,577	4,588
Net unamortized fair value adjustments and debt issuance costs	16	58

Total debt	6,242	5,760

Preferred shareholders' equity	112	129
Common shareholders' equity:
Common stock and retained earnings, less treasury stock	25,834	24,554
Accumulated other changes in equity from nonowner sources	670	452

Total shareholders' equity	26,616	25,135

Total capitalization	$32,858	$30,895

        The increase in shareholders' equity in 2007 reflected the Company's net income for the year, partially offset by the impact of common share repurchases and dividends to shareholders.

        Line of Credit Agreement.    The Company maintains an $800 million commercial paper program with back-up liquidity consisting of a bank credit agreement. On June 10, 2005, the Company entered into a $1.0 billion, five-year revolving credit agreement with a syndicate of financial institutions. Pursuant to covenants in the credit agreement, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times. The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control. At December 31, 2007, the Company was in compliance with these covenants and all other covenants related to its respective debt instruments outstanding. Pursuant to the terms of the credit agreement, the Company has an option to increase the credit available under the facility, no more than once a year, up to a maximum facility amount of $1.5 billion, subject to the satisfaction of a ratings requirement and certain other conditions. There was no amount outstanding under the credit agreement as of December 31, 2007.

        Shelf Registration.    In December 2005, the Company filed with the Securities and Exchange Commission a shelf registration statement for the potential offering and sale of securities. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering. During 2007 and 2006, the Company issued $2.50 billion and $800 million, respectively, of debt (as described above) under this shelf registration statement.

        Share Repurchase Capacity.    At December 31, 2007, the Company had $932 million of capacity remaining under its $5 billion share repurchase program previously approved by the board of directors. In January 2008, the Company's board of directors authorized a $5 billion increase to the program, subject to the factors listed in the "Share Repurchases" section above.

Contractual Obligations

        The following table summarizes, as of December 31, 2007, the Company's future payments under contractual obligations and estimated claims and claims related payments. The table excludes short-term obligations and includes only liabilities at December 31, 2007 that are expected to be settled in cash.

        The table below includes the amount and estimated future timing of claims and claim related payments. The amounts do not represent the exact liability, but instead represent estimates, generally utilizing actuarial projections techniques, at a given accounting date. These estimates include expectations of what the ultimate settlement and administration of claims will cost based on the Company's assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer. The future cash flows related to the items contained in the table below required estimation of both amount (including severity considerations) and timing. Amount and timing are frequently estimated separately. An estimation of both amount and timing of future cash flows related to claims and claim related payments is generally reliable only in the aggregate with some unavoidable estimation uncertainty.

        The contractual obligations related to debt, operating leases, purchase obligations, long-term unfunded investment commitments, estimated claims and claims related payments (gross of the estimated reinsurance recoveries) and liabilities related to unrecognized tax benefits, at December 31, 2007 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt(1)
Medium term notes	$170	$149	$21	$—	$—
Senior notes	4,550	400	250	250	3,650
Junior subordinated debentures	1,254	—	—	—	1,254
Zero coupon convertible notes	141	—	141	—	—
Private placement notes	18	3	4	11	—

Total debt principal	6,133	552	416	261	4,904
Interest	5,467	359	672	631	3,805

Total long-term debt obligations	11,600	911	1,088	892	8,709

Operating leases(2)	883	203	313	174	193

Purchase obligations
Information systems administration and maintenance commitments(3)	244	112	95	37	—
Reinsurance brokerage commitment(4)	100	20	40	40	—
Other purchase commitments(5)	80	27	11	4	38

Total purchase obligations	424	159	146	81	38

Long-term unfunded investment commitments(6)	1,598	396	552	409	241

Estimated claims and claims related payments
Claims and claim adjustment expenses(7)	58,750	12,580	16,244	9,780	20,146
Claims from large deductible policies(8)	—	—	—	—	—
Loss-based assessments(9)	221	30	50	24	117
Reinsurance contracts accounted for as deposits(10)	189	122	65	2	—
Payout from ceded funds withheld(11)	363	158	110	37	58

Total estimated claims and claims related payments	59,523	12,890	16,469	9,843	20,321

Liabilities related to unrecognized tax benefits(12)	268	—	268	—	—

Total	$74,296	$14,559	$18,836	$11,399	$29,502

(1)
See note 7 of notes to the Company's consolidated financial statements for a further discussion of outstanding indebtedness. Because the amounts reported in the foregoing table include principal and interest, the total long-term obligations will not agree with the amounts reported in note 7.

(2)
Represents agreements entered into in the ordinary course of business to lease office space, equipment and furniture.

(3)
Includes agreements with vendors to purchase system software administration and maintenance services.

(4)
In connection with the sale of its insurance brokerage operations, the Company committed to acquire brokerage services from the buyer through 2012. See note 15 of notes to the Company's consolidated financial statements.

(5)
Includes commitments to vendors entered into in the ordinary course of business for goods and services including office supplies, archival services, etc.

(6)
Represents estimated timing for fulfilling unfunded commitments for investments in real estate partnerships, private equities and hedge funds.

(7)
The amounts in "Claims and claim adjustment expenses" in the table above represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses, gross of reinsurance recoverables.

  The Company has entered into reinsurance agreements to protect itself from potential losses in excess of the amount it is prepared to accept as described in note 4 of notes to the Company's consolidated financial statements.

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

  Reinsurance agreements that do not transfer both amount and timing risk are accounted for as deposits and included in "Reinsurance contracts accounted for as deposits" in the table above.

  The estimated future cash inflows from the Company's reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Reinsurance receivables	$14,779	$2,942	$3,835	$2,354	$5,648

  The Company manages its business and evaluates its liabilities for claims and claim adjustment expense on a net of reinsurance basis. The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Claims and claim adjustment expense, net	$43,971	$9,638	$12,409	$7,426	$14,498

  For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2007.

  The amounts reported in the table above and in the table of reinsurance receivables above are presented on a nominal basis and have not been adjusted to reflect the time value of money. Accordingly, the amounts above will differ from the Company's balance sheet to the extent that the liability for claims and claim adjustment expenses and the related reinsurance receivables have been discounted in the balance sheet. (See note 1 of notes to the Company's consolidated financial statements.)

(8)
Workers' compensation large deductible policies provide third party coverage in which the Company typically is responsible for paying the entire loss under such policies and then seeks reimbursement from the insured for the deductible amount. "Claims from large deductible policies" represent the estimated future payment for claims and claim related expenses below the deductible amount, net of the estimated recovery of the deductible. The liability and the related deductible receivable for unpaid claims are presented in the consolidated balance sheet as "contractholder payables" and "contractholder receivables," respectively. Most deductibles for such policies are paid directly from the policyholder's escrow which is periodically replenished by the policyholder. The payment of the loss amounts above the deductible are reported within "Claims and claim adjustment expenses" in the above table. Because the timing of the collection of the deductible (contractholder receivables) occurs shortly after the payment of the deductible to a claimant (contractholder payables), these cash flows offset each other in the table.

  The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables for workers' compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/ receivables	$6,696	$1,730	$1,938	$1,006	$2,022
(9)
The amounts in "Loss-based assessments" relate to estimated future payments of second-injury fund assessments which would result from payment of current claim liabilities. Second injury funds cover the cost of any additional benefits for aggravation of a pre-existing condition. For loss-based assessments, the cost is shared by the insurance industry and self-insureds, funded through assessments to insurance companies and self-insureds based on losses. Amounts relating to second-injury fund assessments are included in "other liabilities" in the consolidated balance sheet.

(10)
The amounts in "Reinsurance contracts accounted for as deposits" represent estimated future nominal payments for reinsurance agreements that are accounted for as deposits. Amounts payable under deposit agreements are included in "other liabilities" in the consolidated balance sheet. The amounts reported in the table are presented on a nominal basis and have not been adjusted to reflect the time value of money. Accordingly, the amounts above will differ from the Company's balance sheet to the extent that deposit values in the balance sheet have been discounted using deposit accounting.

(11)
The amounts in "Payouts from ceded funds withheld" represent estimated payments for losses and return of funds held related to certain reinsurance arrangements whereby the Company holds a portion of the premium due to the reinsurer and is allowed to pay claims from the amounts held.

(12)
Amounts are included in the consolidated balance sheet as "Other liabilities" and "Deferred tax assets."

  Some of the Company's liabilities related to unrecognized tax benefits have associated temporary differences for which offsetting current or deferred tax assets exist and are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Receivables related to unrecognized tax benefits	$209	$—	$209	$—	$—

        The above table does not include an analysis of liabilities reported for structured settlements for which the Company has purchased annuities and remains contingently liable in the event of default by the company issuing the annuity. The Company is not reasonably likely to incur material future payment obligations under such agreements. In addition, the Company was not required to make any contributions to its qualified pension plan in 2007 or 2006 and does not have a best estimate of contributions expected to be paid to the qualified pension plan. Accordingly, any future contributions are not included in the foregoing table.

Dividend Availability

        The Company's principal insurance subsidiaries are domiciled in the states of Connecticut and Minnesota. The insurance holding company laws of both states applicable to the Company's subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer's capital and surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices.

        The insurance holding company laws of other states in which the Company's subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $4.02 billion is available by the end of 2008 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries. The Company received $2.73 billion of dividends from its insurance subsidiaries in 2007.

Risk-Based Capital

        The NAIC adopted RBC requirements for property casualty companies to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2007, all of the Company's insurance subsidiaries had adjusted capital in excess of amounts requiring any company or regulatory action.

Off-Balance Sheet Arrangements

        The Company has entered into certain contingent obligations for guarantees related to agency loans and letters of credit, issuance of debt securities, third party loans related to venture capital investments and various indemnifications related to the sale of business entities to third parties. See note 15 of notes to the Company's consolidated financial statements. The Company does not expect these arrangements to have a material effect on the Company's financial position, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES

        The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment impairments and goodwill impairments.

Claims and Claim Adjustment Expense Reserves

        Claims and claim adjustment expense reserves (loss reserves) represent management's estimate of ultimate unpaid costs of losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported. Loss reserves do not represent an exact calculation of liability, but instead represent management estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. These loss reserve estimates are expectations of what the ultimate settlement and administration of claims will cost upon final resolution in the future, based on the Company's assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity and frequency, expected interpretations of legal theories of liability and other factors. In establishing loss reserves, the Company also takes into account estimated recoveries, reinsurance, salvage and subrogation. The loss reserves are reviewed regularly by qualified actuaries employed by the Company.

        The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, changes in individuals involved in the reserve estimation process, economic inflation, legal trends and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. The Company continually refines its loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company rigorously attempts to consider all significant facts and circumstances known at the time loss reserves are established. Due to the inherent uncertainty underlying loss reserve estimates including, but not limited to, the future settlement environment, final resolution of the estimated liability for claims and claim adjustment expenses may be higher or lower than the related loss reserves at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than currently reserved—favorable or unfavorable.

        Because establishment of loss reserves is an inherently uncertain process involving estimates, currently established loss reserves may change. The Company reflects adjustments to loss reserves in the results of operations in the period the estimates are changed.

        There are also risks which impact the estimation of ultimate costs for catastrophes. For example, the estimation of reserves related to hurricanes can be affected by the inability of the Company and its insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; and estimating the impact of demand surge, infrastructure disruption, fraud, the effect of mold damage and business interruption costs; and reinsurance collectibility. The timing of a catastrophe's occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge.

        A portion of the Company's gross claims and claim adjustment expense reserves are for asbestos and environmental claims and related litigation, which totaled $4.83 billion at December 31, 2007. While the ongoing review of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs' expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company's management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company's future operating results. See the preceding discussion of "Asbestos Claims and Litigation" and "Environmental Claims and Litigation."

        Gross claims and claim adjustment expense reserves by product line were as follows:

	2007			2006
(at December 31, in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$7,180	$12,388	$19,568	$7,555	$12,414	$19,969
Property	1,069	963	2,032	1,612	978	2,590
Commercial multi-peril	1,860	2,499	4,359	1,940	2,693	4,633
Commercial automobile	2,450	1,640	4,090	2,573	1,801	4,374
Workers' compensation	9,373	6,474	15,847	9,142	6,337	15,479
Fidelity and surety	878	1,026	1,904	1,035	838	1,873
Personal automobile	1,466	998	2,464	1,505	1,092	2,597
Homeowners and personal—other	545	739	1,284	481	706	1,187
International and other	3,054	3,017	6,071	3,296	3,204	6,500

Property-casualty	27,875	29,744	57,619	29,139	30,063	59,202
Accident and health	71	10	81	76	10	86

Claims and claim adjustment expense reserves	$27,946	$29,754	$57,700	$29,215	$30,073	$59,288

        The $1.59 billion decline in gross claims and claim adjustment expense reserves in 2007 primarily reflected payments related to operations in runoff (including asbestos and environmental payments), prior year hurricane losses, and favorable prior year reserve development.

        Asbestos and environmental reserves are included in the General liability, Commercial multi-peril lines and International and other lines in the summary table. Asbestos and environmental reserves are discussed separately; see "Asbestos Claims and Litigation", "Environmental Claims and Litigation" and "Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves".

General Discussion

        The process for estimating the liabilities for claims and claim expenses begins with the collection and analysis of claim data. Data on individual reported claims, both current and historical, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics ("components") and evaluated by actuaries in their analyses of ultimate claim liabilities by product line. Such data is occasionally supplemented with external data as available and when appropriate. The process of analyzing reserves for a component is undertaken on a regular basis, generally quarterly, in light of continually updated information.

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

        In most cases, multiple estimation methods will be valid for the particular facts and circumstances of the claim liabilities being evaluated. This will result in a range of reasonable estimates for any particular claim liability. The Company uses such range analyses to back test whether previously established estimates for reserves at the reporting segments are reasonable, given subsequent information. Reported values found to be closer to the endpoints of a range of reasonable estimates are subject to further detailed reviews. These reviews may substantiate the validity of management's recorded estimate or lead to a change in the reported estimate.

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

        Informed judgment is applied throughout the reserving process. This includes the application of various individual experiences and expertise to multiple sets of data and analyses. In addition to actuaries, experts involved with the reserving process also include underwriting and claims personnel and lawyers, as well as other company management. Therefore, management may have to consider varying individual viewpoints as part of its estimation of loss reserves. It is also likely that during periods of significant change, such as a merger, consistent application of informed judgment becomes even more complicated and difficult.

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

        For some lines, the impact of large individual claims can be material to the analysis. These lines are generally referred to as being "low frequency/high severity," while lines without this "large claim" sensitivity are referred to as "high frequency/low severity". Estimates of claim liabilities for low frequency/high severity lines can be sensitive to the impact of a small number of potentially large claims. As a result, the role of judgment is much greater for these reserve estimates. In contrast, high frequency/low severity lines tend to have much greater spread of estimation risk, such that the impact of individual claims are relatively minor and the range of reasonable reserve estimates is narrower and more stable.

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

        Lastly, significant structural changes to the available data, product mix or organization can also materially impact the reserve estimation process. The merger of TPC and SPC in 2004 resulted in the exposure of each other's actuaries and claim departments to different products, data histories, analysis methodologies, claim settlement experts, and more robust data when viewed on a combined basis. This impacted the range of estimates produced by the Company's actuaries, as they reacted to new data, approaches, and sources of expertise to draw upon. It also resulted in additional levels of uncertainty, as past trends (that were a function of past products, past claim handling procedures, past claim departments, and past legal and other experts) may not repeat themselves, as those items affecting the trends change or evolve due to the merger. This also increased the potential for material variation in estimates, as experts can have differing views as to the impact of these frequently evolutionary changes. Events such as mergers increase the inherent uncertainty of reserve estimates for a period of time, until stable trends reestablish themselves within the new organization.

Risk factors

        The major causes of material uncertainty ("risk factors") generally will vary for each product line, as well as for each separately analyzed component of the product line. In a few cases, such risk factors are explicit assumptions of the estimation method and in most cases, they are implicit. For example, a method may explicitly assume that a certain percentage of claims will close each year, but will implicitly assume that the legal interpretation of existing contract language will remain unchanged. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.

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

Actuarial methods for analyzing and estimating claims and claim adjustment expense reserves.

        The principal estimation and analysis methods utilized by the Company's actuaries are the paid development method, the case incurred development method, the Bornhuetter-Ferguson (BF) method, and average value analysis combined with the reported claim development method. The BF method is usually utilized for more recent accident periods, with a transition to other methods as the underlying claim data becomes more voluminous and therefore more credible. These are typically referred to as traditional actuarial methods. (See Glossary for an explanation of these methods.)

        While these are the principal methods utilized throughout the Company, those evaluating a particular component for a product line have available to them the full range of methods developed within the casualty actuarial profession. The Company's actuaries are also continually monitoring developments within the profession for advances in existing techniques or the creation of new techniques that might improve current and future estimates.

        Some components of product line reserves are susceptible to relatively infrequent large claims that can materially impact the total estimate for that component. In such cases, the Company's actuarial analysis generally isolates and analyzes separately such large claims. The reserves excluding such large claims are generally analyzed using the traditional methods described above. The reserves associated with large claims are then analyzed utilizing various methods, such as:

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

        The above is generally utilized to evaluate management's existing estimate for prior accident periods. For the initial estimate of the current accident year, the available claim data is typically insufficient to produce a reliable indication. Hence, the initial estimate for an accident year is generally based on a loss ratio projection method, which uses the earned premium for the current year multiplied by a projected loss ratio. The projected loss ratio is determined through analysis of prior experience periods using loss trend, rate level differences, mix of business changes and other known or observed factors influencing the current accident year relative to prior accident years. The exact number of prior accident years utilized varies by product line component, based on the volume of business for that component and the reliability of an individual accident year estimate.

Management's estimates

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

        Such an assessment requires considerable judgment. It is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. The overall detailed analyses supporting such an effort can take several months to perform. This is due to the need to evaluate the underlying cause of the trends observed, and may include the gathering or assembling of data not previously available. It may also include interviews with experts involved with the underlying processes. As a result, there can be a time lag between the emergence of a change and a determination that the change should be reflected in the Company's estimated claim liabilities. The final estimate selected by management in a reporting period is based on these various detailed analyses of past data, adjusted to reflect any new actionable information.

Discussion of Product Lines

        The following section details reserving considerations and common risk factors by product line. There are many additional risk factors that may impact ultimate claim costs. Each risk factor presented will have a different impact on required reserves. Also, risk factors can have offsetting or compounding effects on required reserves. For example, in workers' compensation, the use of expensive medical procedures that result in medical cost inflation may enable workers to return to work faster, thereby lowering indemnity costs. Thus, in almost all cases, it is impossible to discretely measure the effect of a single risk factor and construct a meaningful sensitivity expectation.

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

General Liability

        General liability is generally considered a long tail line, as it takes a relatively long period of time to finalize and settle claims from a given accident year. The speed of claim reporting and claim settlement is a function of the specific coverage provided, the jurisdiction and specific policy provisions such as self-insured retentions. There are numerous components underlying the general liability product line. Some of these have relatively moderate payment patterns (with most of the claims for a given accident year closed within 5 to 7 years), while others can have extreme lags in both reporting and payment of claims (e.g., a reporting lag of a decade or more for "construction defect" claims).

        While the majority of general liability coverages are written on an "occurrence basis," certain general liability coverages (such as those covering directors and officers or professional liability) are typically insured on a "claims-made" basis.

        General liability reserves are generally analyzed as two components: primary and excess/umbrella, with the primary component generally analyzed separately for bodily injury and property damage. Bodily injury liability payments reimburse the claimant for damages pertaining to physical injury as a result of the policyholder's legal obligation arising from non-intentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment costs. Property damage liability payments result from damages to the claimant's private property arising from the policyholder's legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date, or soon thereafter. In addition, sizable or unique exposures are reviewed separately, such as asbestos, environmental, other mass torts, construction defect, medical malpractice and large unique accounts that would otherwise distort the analysis. These unique categories often require a very high degree of judgment and require reserve analyses that do not rely on traditional actuarial methods.

        Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims. For some products this risk is mitigated by policy language such that the insured portion of defense costs erodes the amount of policy limit available to pay the claim. Such "defense within the limits" policies are most common for "claims made" products. When defense costs are outside of the limits, amounts paid for defense costs do not erode the policy limits.

        This line is typically the largest source of reserve estimate uncertainty in the United States (excluding assumed reinsurance contracts covering the same risk). Major contributors to this reserve estimate uncertainty include the reporting lag (i.e., the length of time between the event triggering coverage and the actual reporting of the claim), the number of parties involved in the underlying tort action, whether the "event" triggering coverage is confined to only one time period or is spread over multiple time periods, the potential dollars involved (in the individual claim actions), whether such claims were reasonably foreseeable and intended to be covered at the time the contracts were written (i.e., coverage dispute potential), and the potential for mass claim actions. Claims with longer reporting lags result in greater inherent risk. This is especially true for alleged claims with a latency feature, particularly where courts have ruled that coverage is spread over multiple policy years, hence involving multiple defendants (and their insurers and reinsurers) and multiple policies (thereby increasing the potential dollars involved and the underlying settlement complexity). Claims with long latencies also increase the potential recognition lag, i.e., the lag between writing a type of policy in a certain market and the recognition that such policies have potential mass tort and/or latent claim exposure.

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

        Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -3% to +14% (averaging +5%) for the Company and -4% to +7% (averaging +2%) for the industry overall. The

Company's year-to-year changes are driven by and are based on observed events during the year. Because the high end of the Company's range of historical adverse development came from certain business that has since been exited, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. General liability reserves (excluding asbestos and environmental) represent approximately 27% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line, excluding estimated asbestos and environmental amounts, was -2% for 2007, +2% for 2006 and +4% for 2005. The 2007 change was driven by better than expected loss development for recent accident years attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The 2006 change largely resulted from directors and officers and errors and omissions adjustments due to worse than expected large loss activity and additional information from detailed claim reviews, primarily associated with accident years 2002 and 2003. The 2005 change was the net result of numerous adjustments for various components with no individual item being a primary driver.

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

Property risk factors
Physical concentration of policyholders
Availability and cost of local contractors
For the more severe catastrophic events, "demand surge" inflation, which refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services
Local building codes
Amount of time to return property to full usage (for business interruption claims)
Court interpretation of policy provisions (such as occurrence definition, or wind versus flooding)
Lags in reporting claims (e.g., winter damage to summer homes, hidden damage after an earthquake)
Court or legislative changes to the statute of limitations

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -34% to +26% (averaging -5%) for the Company and -14% to +7% (averaging -1%) for the industry overall. The Company's year-to-year changes are driven by and are based on observed events during the year. Because the high end of the Company's range of historical adverse development came from certain business that has since been exited, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Property reserves represent approximately 4% of the Company's total loss reserves.

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

        The Company's change in reserve estimate for this product line was -18% for 2007, -11% for 2006 and -34% for 2005. The 2007 change was due to fewer than expected late reported claims related to non-catastrophe weather events that occurred late in 2006 as well as better than expected frequency and severity due in part to changes in the marketplace, such as higher deductibles and lower policy limits. In addition, the property product line experienced better than expected large loss outcomes which were partially attributable to favorable litigation resolutions. The 2006 change primarily reflected less "demand surge" inflation than originally estimated for 2005 accident year non-catastrophe and catastrophe losses. The 2005 change was primarily due to better than expected results from changes in policy provisions as well as underwriting and pricing criteria. The reserve estimates for this product line are also potentially subject to material changes due to uncertainty in measuring ultimate losses for unprecedented significant catastrophes such as the events of September 11, 2001 and Hurricane Katrina. Such material changes did not materialize in 2007, 2006 or 2005.

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

        See "Property risk factors" and General liability risk factors," discussed above, with regard to reserving risk for commercial multi-peril.

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for commercial multi-peril (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.2% increase (decrease) in loss reserves.

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -8% to +2% (averaging -4%) for the Company and -2% to +6% (averaging +2%) for the industry overall. The Company's year-to-year changes are driven by and are based on observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.

Commercial multi-peril reserves (excluding asbestos and environmental reserves) represent approximately 7% of the Company's total loss reserves.

        As discussed above, this line combines general liability and property coverages and it has been impacted in the past by many of the same events as those two lines.

        The Company's change in reserve estimate for this product line was -8% for 2007, -4% for 2006 and -6% for 2005. The 2007 and 2006 changes were attributable to better than expected results due to, among other factors, increasingly favorable legal and judicial environments as well as enhanced risk control, underwriting and claim process initiatives. The 2005 change was the result of increasingly favorable legal and judicial environments, coupled with better than expected results from changes in policy provisions as well as underwriting and pricing criteria.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -10% to +9% (averaging -1%) for the Company and -2% to +9% (averaging +2%) for the industry overall. The Company's year-to-year changes are driven by and are based on observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 7% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line was -10% for 2007, -7% for 2006 and -5% for 2005. The 2007 change was due to better than expected loss development, for recent accident years, as a result of more favorable legal and judicial environments, claim handling initiatives and improvements in auto safety technology. The 2006 change was due to better than expected loss development, primarily for accident years 2003 through 2005, which was attributable to favorable legal and judicial environments, claim handling initiatives and improvements in auto safety technology. The 2005 change was due to the effect of increasingly favorable legal and judicial environments as well as better than expected results from changes in policy provisions as well as underwriting and pricing criteria, especially for accident year 2004.

Workers' Compensation

        Workers' compensation is generally considered a long tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker's life, such as permanent disability benefits and on-going medical care. Despite the possibility of long payment tails, the reporting lags are generally short, settlements are generally not complex, and most of the liability can be considered high frequency with moderate severity. The largest reserve risk generally comes from the low frequency, high severity claims providing lifetime coverage for medical expense arising from a worker's injury. Overall, the claim liabilities for this line create a somewhat greater than moderate estimation risk.

        Workers' compensation reserves are typically analyzed in three components: indemnity losses, medical losses and claim adjustment expenses.

        Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required workers' compensation reserves (beyond those included in the general discussion section) include:

Indemnity risk factors
Time required to recover from the injury
Degree of available transitional jobs
Degree of legal involvement
Changes in the interpretations and processes of the workers' compensation commissions' oversight of claims(1)
Future wage inflation for states that index benefits
Changes in the administrative policies of second injury funds

Medical risk factors
Changes in the cost of medical treatments (including prescription drugs) and underlying fee schedules ("inflation")
Frequency of visits to health providers
Number of medical procedures given during visits to health providers
Types of health providers used
Type of medical treatments received
Use of preferred provider networks and other medical cost containment practices
Availability of new medical processes and equipment
Changes in the use of pharmaceutical drugs
Degree of patient responsiveness to treatment

General workers' compensation risk factors
Frequency of claim reopenings on claims previously closed
Mortality trends of injured workers with lifetime benefits and medical treatment
Degree of cost shifting between workers' compensation and health insurance

Workers' compensation book of business risk factors
Product mix
Injury type mix
Changes in underwriting standards

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for workers' compensation, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.3% increase (decrease) in loss reserves.

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -2% to +2% (averaging 0%) for the Company and -2% to +4% (averaging +1%) for the industry overall. The Company's year-to-year changes are driven by and are based on observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers' compensation reserves represent approximately 27% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line was 0% for 2007, 2006 and 2005.

(1)
These are administrative bodies that evaluate whether or not a given claim for workers' compensation benefits is valid. Duties include the determination of whether a given injury arose out of the scope of employment, or the determination of the degree of injury where disputes exist.

Fidelity and Surety

        Fidelity is generally considered a short tail coverage. It takes a relatively short period of time to finalize and settle fidelity claims. The volatility of fidelity reserves is generally related to the type of business of the insured, the size and complexity of the insured's business operations, amount of policy limit and attachment point of coverage. The uncertainty surrounding reserves for small, commercial insureds is typically less than the uncertainty for large commercial or financial institutions. The high frequency, low severity nature of small commercial fidelity losses provides for stability in loss estimates whereas, the low frequency, high severity nature of losses for large insureds results in a wider range of ultimate loss outcomes. Actuarial techniques that rely on a stable pattern of loss development are generally not applicable to low frequency, high severity policies.

        Surety has certain components that are generally considered short tail coverages with short reporting lags, although large individual construction and commercial surety contracts can result in a long settlement tail, based on the length and complexity of the construction project or commercial transaction being insured. (Large construction projects can take many years to complete.) The frequency of losses in surety correlates with economic cycles as the primary cause of surety loss is the inability to perform financially. The volatility of surety losses is generally related to the type of business performed by the insured, the type of bonded obligation, the amount of limit exposed to loss and the amount of assets available to the insurer to mitigate losses, such as unbilled contract funds, collateral, first and third party indemnity, and other security positions of an insured's assets. Certain classes of surety claims are very high severity, low frequency in nature. These can include large construction contractors involved with one or multiple large, complex projects as well as certain large commercial surety exposures. Other claim factors affecting reserve variability of surety include litigation related to amounts owed by and due the insured (e.g., salvage and subrogation efforts) and the results of financial restructuring of an insured.

        Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required fidelity and surety reserves (beyond those included in the general discussion section) include:

Fidelity risk factors
Type of business of insured
Policy limit and attachment points
Third-party claims
Coverage litigation
Complexity of claims
Growth in insureds' operations

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -7% to +138% (averaging +21%) for the Company and -9% to +24% (averaging +7%) for the industry overall. The Company's year-to-year changes are driven by and are based on observed events during the year. Because the high end of the Company's range was due to acquired business in 2004, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Fidelity and surety reserves represent approximately 3% of the Company's total loss reserves.

        In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

        The Company's change in reserve estimate for this product line was -1% for 2007, -5% for 2006 and 0% for 2005. The 2006 change was due to better than expected large loss activity.

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

        Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required personal automobile reserves (beyond those included in the general reserve discussion section) include:

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
Degree of patient responsiveness to treatment

Personal automobile book of business risk factorsc
Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.)
Changes in underwriting standards

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for personal automobile, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.1% increase (decrease) in loss reserves.

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -9% to +1% (averaging -4%) for the Company and -6% to 0% (averaging -2%) for the industry overall. The Company's year-to-year changes are driven by and are based on observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 4% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line was -5% for 2007, -7% for 2006 and -9% for 2005. The decreases in 2007, 2006 and 2005 were primarily due to better than expected results from changes in claim handling practices as well as initiatives to fight fraud.

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

        Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required homeowners reserves (beyond those included in the general discussion section) include:

Non-catastrophe risk factors
Salvage opportunities
Amount of time to return property to residential use
Changes in weather patterns
Local building codes
Litigation trends
Trends in jury awards

Catastrophe risk factors
Physical concentration of policyholders
Availability and cost of local contractors
Local building codes
Quality of construction of damaged homes
Amount of time to return property to residential use
For the more severe catastrophic events, "demand surge" inflation, which refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services

Homeowners book of business risk factors
Policy provisions mix (e.g., deductibles, policy limits, endorsements, etc.)
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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -31% to +3% (averaging -10%) for the Company and -9% to +11% (averaging -3%) for the industry overall. The Company's year-to-year changes are driven by and are based on observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Homeowners and personal lines other reserves represent approximately 2% of the Company's total loss reserves.

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

        The Company's change in reserve estimate for this product line was -3% for 2007, -22% for 2006 and +3% for 2005. The 2007 change was due to fewer than expected late reported claims related to non-catastrophe weather events that occurred in the fourth quarter of 2006. In addition, a portion of the change was attributable to a decrease in the number of claims due to changes in the marketplace, including higher deductibles and fewer small-dollar claims. The 2006 change was due to lower than expected additional living expenses related to Hurricane Katrina as well as better than expected non-catastrophe related frequency and severity, due in part to changes in the marketplace, such as higher deductibles and fewer small-dollar claims, and continued evidence of a less than expected impact from demand surge. The 2005 change was driven by additional loss development from the 2004 Florida hurricanes.

International and other

        International and other includes products written by International and other products not discussed above. The principal component of "other" claim reserves is assumed reinsurance written on an excess-of-loss basis, which may include reinsurance of non-U.S. exposures, and is primarily runoff business.

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

        International and other reserves are generally analyzed by program/pool, country and general coverage category (e.g., U.S. Liability—excess of loss reinsurance, or General Liability—Municipalities—by country). The business is also generally split by direct versus assumed reinsurance for a given coverage/jurisdiction. Where the underlying insured hazard is outside the United States, the underlying coverages are generally similar to those described under the General Liability and Automobile discussion above, but under a different legal system. Where the underlying hazard is within the U.S., the coverage involved is typically that of General Liability, but on an excess or excess-of-loss reinsurance basis. Excess exposure requires the insured to "prove" not only claims under the policy, but also the prior payment of claims reaching up to the excess policy's attachment point.

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
Changes in claim adjuster office structure (causing distortions in the data)

International and other book of business risk factors
Changes in policy provisions (e.g., deductibles, policy limits, endorsements, "claims made" language)
Changes in underwriting standards
Product mix (e.g., size of account, industries insured, jurisdiction mix)

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for International and other (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.3% increase (decrease) in loss reserves. International and other reserves (excluding asbestos and environmental) represent approximately 9% of the Company's total loss reserves.

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

Reinsurance Recoverables

        Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies. In addition, in the ordinary course of business, the Company becomes involved in coverage disputes with its reinsurers. Some of these disputes could result in lawsuits and arbitrations brought by or against the reinsurers to determine the Company's rights and obligations under the various reinsurance agreements. The Company employs dedicated specialists and aggressive strategies to manage reinsurance collections and disputes.

        The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables. The allowance is based upon the Company's ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors. Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates. From time to time, the Company considers the commutation of reinsurance contracts. Changes in estimated reinsurance recoverables and commutation activity could result in additional income statement charges. Total reinsurance recoverables at December 31, 2007 declined by $2.18 billion from the same date in 2006, primarily reflecting significant collections on reinsurance recoverables, including those related to prior year hurricane losses, operations in runoff (primarily Gulf) and various commutation agreements. The allowance for uncollectible reinsurance at December 31, 2007 declined by $85 million from the same date in 2006, generally due to settlement activity and commutations.

        Recoverables attributable to structured settlements relate primarily to personal injury claims, for which the Company has purchased annuities and remains contingently liable in the event of a default by the companies issuing the annuities. Recoverables attributable to mandatory pools and associations relate primarily to workers' compensation service business and have the obligation of the participating insurance companies on a joint and several basis supporting these cessions.

        The following table summarizes the composition of the Company's reinsurance recoverable assets:

(at December 31, in millions)	2007	2006
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$10,731	$12,837
Allowance for uncollectible reinsurance	(688)	(773)

Net reinsurance recoverables	10,043	12,064
Structured settlements	3,615	3,758
Mandatory pools and associations	1,983	1,998

Total reinsurance recoverables	$15,641	$17,820

Investment Valuation and Impairments

Valuation of Investments

Fixed Maturities and Equity Securities

        The Company utilizes a nationally recognized pricing service to estimate fair value measurements for over 99% of its fixed maturities and equity securities. The pricing service utilizes market quotations for securities (e.g., public common and preferred and certain U.S. Treasuries) that have quoted prices in active markets. Since many fixed maturities do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

        The nationally recognized pricing service utilized by the Company has indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service, but would have to make assumptions for market based inputs that are unavailable due to market conditions.

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ from the amount that could be realized if the security was sold immediately. Additionally, valuation of fixed income investments is more subjective when the markets are illiquid due to the lack of market based inputs, which may increase the potential that the estimated fair value (i.e., the carrying amount) of an investment is not reflective of the price at which an actual transaction would occur.

Real Estate

        Fair value is established at the time of acquisition by internal analysis or external appraisers, using discounted cash flow analyses and other acceptable techniques. The Company had no real estate held for sale at December 31, 2007 or 2006.

Other Investments

        The Company's investment portfolio includes non-publicly traded investments, such as venture capital investments (as discussed below), private equity limited partnerships, joint ventures, other limited partnerships, certain fixed income and equity securities, and stock purchase warrants of a publicly-traded company. The Company uses the equity method of accounting for joint ventures and limited partnerships. Certain other private equity investments, including venture capital investments, are reported at estimated fair value. These non-publicly traded securities are valued based on factors such as recent financial information, available market data, and management judgment.

Venture Capital Investments

        In May 2007, the Company completed the bundled sale of a substantial portion of its venture capital portfolio. Prior to the sale, these venture capital investments were consolidated in the Company's financial statements. The Company's venture capital investments are generally non-publicly traded instruments in early-stage companies and, historically, have a holding period of four to seven years. These investments are primarily in the health care, software and computer services, and networking and information technologies infrastructures industries. Certain venture capital investments that are controlled by the Company are consolidated in the Company's financial statements. The underlying investments of these venture capital investments are reported at estimated fair value. The fair value of the venture capital investments is based on an estimate determined by the external fund manager and reviewed by the Company for investments in which there is no public market. The external fund manager reviews such factors as recent filings, operating results, balance sheet stability, growth, and other business and market sector fundamental statistics in estimating fair values of specific investments.

        With respect to the Company's valuation of such non-publicly traded venture capital investments, on a quarterly basis, the Company's portfolio managers and the external fund manager review and consider a variety of factors in determining the valuation of the investments and the potential for other-than-temporary impairments. Factors considered include the following:

  •
  The investee's most recent financing events;

  •
  An analysis of whether a fundamental deterioration or improvement has occurred;

  •
  Whether the investee's progress has been substantially more or less than expected;

  •
  Whether or not the valuations have improved or declined significantly in the investee's market sector;

  •
  Whether or not the external fund manager and the Company believe it is probable that the investee will need financing within six months at a lower price than our carrying value; and

  •
  Whether or not the Company has the ability and intent to hold the investment for a period of time sufficient to allow for recovery, enabling it to receive value equal to or greater than our cost.

        The quarterly valuation procedures described above are in addition to the portfolio managers' ongoing responsibility to frequently monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs.

Investment Impairments

        The Company recognizes an impairment loss when an invested asset's value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments (new cost basis), and the change is deemed to be other-than-temporary, or if it is determined that the Company will not be able to recover all amounts due pursuant to the issuers' contractual obligations prior to sale or maturity. When the Company determines that an invested asset is other-than-temporarily impaired, the invested asset is written down to fair value, and the amount of the impairment is included in earnings as a realized investment loss. The fair value then becomes the new cost basis of the investment, and any subsequent recoveries in fair value are recognized at disposition.

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

        Factors considered in determining whether a decline is other-than-temporary include the length of time and the extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

        The Company's process for reviewing invested assets for impairments during any quarter includes the following:

  •
  Identification and evaluation of investments that have possible indications of other-than-temporary impairment, which includes an analysis of investments with gross unrealized investment losses that have fair values less than 80% of cost for six consecutive months or more;

  •
  Review of portfolio manager(s) recommendations for other-than-temporary impairments based on the investee's current financial condition, liquidity, near-term recovery prospects and other factors;

  •
  Consideration of evidential matter, including an evaluation of factors or triggers that may cause individual investments to qualify as having other-than-temporary impairments; and

  •
  Determination of the status of each analyzed investment as other-than-temporary or not, with documentation of the rationale for the decision.

Sales of Temporarily Impaired Invested Assets

        The Company may, from time to time, sell invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in the Company's intent or ability to hold an invested asset. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in the Company's liquidity needs, or changes in tax laws or the regulatory environment.

Fixed Maturities and Equity Securities

        An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its cost or new cost basis, and the decline is considered to be other-than-temporary. A fixed maturity security is other-than-temporarily impaired if it is probable that the Company will not be able to collect all amounts due under the security's contractual terms or where the Company does not have the intent to hold the security. Equity securities are other-than-temporarily impaired when it becomes apparent that the Company will not recover its cost over the expected holding period.

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

Other Investments

Mortgage Loans

        A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market returns. Impaired loans were not material at December 31, 2007 and 2006.

Venture Capital Investments and Non-Publicly Traded Investments

        Venture capital investments and non-publicly traded investments are reviewed quarterly for other-than-temporary impairment by the external fund manager and the Company's portfolio managers. An impairment loss is recognized if, based on the specific facts and circumstances, it is probable that the Company will not be able to recover all of the cost of an individual holding.

Other Investments Excluding Venture Capital Investments

        Included in other investments are partnership investments and investments in limited liability companies (together "partnerships") that generally report investments on their balance sheet at fair value. The partnership investments include private equity investments and investments in hedge funds. The managers/general partners of the private equity partnerships provide financial information quarterly which is generally available to investors, including the Company, within three to six months following the date of the reporting period. The hedge funds provide financial information monthly which is available to investors within one month following the date of the reporting period. The Company reviews these investments for impairment no less frequently than quarterly and monitors the performance throughout the year through discussions with the managers/general partners. If the Company becomes aware of an other-than-temporary impairment of a partnership investment at the balance sheet date prior to receiving financial information, it will record an impairment charge consistent with the Company's impairment policy.

Intangible Impairments

        The Company performs a review on at least an annual basis, of goodwill held by its reporting units, which are the Company's three operating and reportable segments: Business Insurance, Financial, Professional & International Insurance and Personal Insurance.

        The impairment test of goodwill is a two-step process. The first step is to identify any potential impairment using a multiple-of-earnings approach to estimate the fair value of the reporting units. The fair values of the reporting units are then compared to their carrying value, including goodwill. If the carrying amounts of the reporting units exceed their fair value, a second step is performed to measure the amount of impairment, if any. The Company's review did not result in an impairment of goodwill for the years ended December 31, 2007, 2006 and 2005.

        Other indefinite-lived intangible assets held by the Company are also reviewed for impairment on at least an annual basis. The classification of the asset as indefinite-lived is reassessed and an impairment is recognized if the carrying amount of the asset exceeds its fair value. The Company's review did not result in an impairment of indefinite-lived intangible assets for the years ended December 31, 2007, 2006 and 2005.

OTHER UNCERTAINTIES

        For a discussion of other risks and uncertainties that could impact the Company's results of operations or financial position, see note 15 of notes to the Company's consolidated financial statements and "Item 1A—Risk Factors."

FUTURE APPLICATION OF ACCOUNTING STANDARDS

        See note 1 of notes to the Company's consolidated financial statements for a discussion of recently issued accounting pronouncements.

        The Company is currently required to prepare its financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as promulgated by the Financial Accounting Standards Board (FASB). During 2007, the Securities and Exchange Commission (SEC) issued a proposed release for comment that would allow U.S. domestic companies the option to prepare their financial statements in accordance with International Financial Reporting Standards (IFRS), as promulgated by the International Accounting Standards Board (IASB), instead of in accordance with GAAP. The SEC is considering comments it has received and may make a further proposal during 2008. The SEC has also indicated that it is considering whether to require U.S. domestic companies to prepare their financial statements in accordance with IFRS; however, the Company would not expect any such requirement to take effect for at least a number of years. The IASB is currently evaluating IFRS as it applies to insurance companies. Among other things, the IASB is considering methodologies for valuing insurance contract liabilities that may be significantly different from the methodologies required by GAAP. The FASB and the IASB are also embarked on a long-term project to converge GAAP and IFRS. The Company is not able to predict whether it will choose to, or be required to, adopt IFRS or how the adoption of IFRS (or the convergence of GAAP and IFRS) may impact the Company's financial statements in the future.

FORWARD-LOOKING STATEMENTS

        This report contains, and management may make, certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Specifically, earnings guidance, statements about the Company's share repurchase plans and statements about the potential impact of the recent disruption in the sub-prime and other financial markets on the Company's investment portfolio and underwriting results are forward looking, and the Company may make forward-looking statements about its results of operations (including, among others, premium volume, net and operating income, investment income, return on equity and combined ratio), and financial position (including, among others, invested assets and liquidity); the sufficiency of asbestos and other reserves (including, among others, asbestos claim payment patterns); the cost and availability of reinsurance coverage; catastrophe losses; investment performance; market conditions; and strategic initiatives. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company's control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

        For a discussion of some of the factors that could cause actual results to differ, see "Item 1A—Risk Factors". and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."

        The Company's forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update its forward-looking statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of December 31, 2007. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

        The carrying value of the Company's investment portfolio as of December 31, 2007 and 2006 was $74.82 billion and $72.27 billion, respectively, of which 87% was invested in fixed maturity securities at both dates. At December 31, 2007 and 2006, approximately 6.5% and 6.0%, respectively, of the Company's invested assets were denominated in foreign currencies. The Company's exposure to equity price risk is not significant. The Company has no direct commodity risk.

        The Company's fixed maturity investment portfolio at December 31, 2007 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective market value of $286 million (comprising approximately 0.4% of the Company's total fixed maturity investments). The Company defines sub-prime mortgage-backed securities as investments which contain loans to borrowers that exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets), or other characteristics that are inconsistent with conventional underwriting standards employed by government-sponsored mortgage entities. Alternative documentation mortgages are mortgage loans with low loan documentation as described above. The average credit rating on all of these securities and obligations held by the Company was "Aaa" at December 31, 2007. No securities in the residential mortgage portfolio were downgraded in 2007.

        The Company's fixed maturity investment portfolio at December 31, 2007 included securities issued by numerous municipalities with a total carrying value of $38.82 billion. Approximately $14.10 billion, or 36%, of the securities were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Such insurance generally results in a rating of "Aaa" being assigned by independent ratings agencies to those securities. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities from "Aaa" to the underlying rating of the respective security without giving effect to the benefit of insurance. Of the total $14.10 billion of insured municipal securities in the Company's investment portfolio, approximately 96% were rated at A3 or above, and approximately 76% were rated at Aa3 or above, without the benefit of insurance. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company's results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company's ability and intent to hold the securities.

        The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions and treasury futures transactions.

        The primary market risk for all of the Company's debt is interest rate risk at the time of refinancing. The Company monitors the interest rate environment and evaluates refinancing opportunities as maturity dates approach. For additional information regarding the Company's debt see note 7 of notes to the Company's consolidated financial statements as well as the Liquidity and Capital Resources section of Management's Discussion and Analysis.

        The Company's foreign exchange market risk exposure is concentrated in the Company's invested assets and insurance reserves denominated in foreign currencies. Cash flows from the Company's foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the British Pound Sterling comprised approximately 2.9% and 2.8% of the total invested assets at December 31, 2007 and 2006, respectively. No other individual foreign currency accounted for more than 2.2% of the Company's invested assets at December 31, 2007 or 2006.

        There were no other significant changes in the Company's primary market risk exposures or in how those exposures were managed for the year ended December 31, 2007 compared to the year ended December 31, 2006. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

SENSITIVITY ANALYSIS

        Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time. In the Company's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. "Near-term" means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by the Company to mitigate such hypothetical losses in fair value.

Interest Rate Risk

        In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The sensitivity analysis model includes the following financial instruments entered into for purposes other than trading: fixed maturities, non-redeemable preferred stocks, mortgage loans, short-term securities, debt and derivative financial instruments. The primary market risk to the Company's market sensitive instruments is interest rate risk. The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.

        For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value weighted basis, including accrued interest, using holdings as of December 31, 2007 and 2006.

        For debt, the change in fair value is determined by calculating hypothetical December 31, 2007 and 2006 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

        The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.5 billion and $2.3 billion based on a 100 basis point increase in interest rates as of December 31, 2007 and 2006, respectively.

        The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments. As a result, the loss value excludes a significant portion of the Company's consolidated balance sheet, primarily claims and claim adjustment expense reserves, which if included in the sensitivity analysis model, would mitigate the impact of the loss in fair value associated with a 100 basis point increase in interest rates.

Foreign Currency Exchange Rate Risk

        The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The potential loss is reduced by foreign currency forward transactions that are used to hedge a portion of the Company's exposure to foreign currencies. The Company's analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $485 million and $438 million at December 31, 2007 and 2006, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statement of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Companies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Travelers Companies, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/	KPMG LLP

KPMG LLP

Minneapolis, Minnesota
February 21, 2008

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share data)

For the year ended December 31,	2007	2006	2005
Revenues
Premiums	$21,470	$20,760	$20,341
Net investment income	3,761	3,517	3,165
Fee income	508	591	664
Net realized investment gains	154	11	17
Other revenues	124	211	178

Total revenues	26,017	25,090	24,365

Claims and expenses
Claims and claim adjustment expenses	12,397	12,244	14,927
Amortization of deferred acquisition costs	3,706	3,339	3,252
General and administrative expenses	3,352	3,458	3,229
Interest expense	346	324	286

Total claims and expenses	19,801	19,365	21,694

Income from continuing operations before income taxes	6,216	5,725	2,671
Income tax expense	1,615	1,517	610

Income from continuing operations	4,601	4,208	2,061
Discontinued operations:
Operating loss, net of taxes	—	—	(663)
Gain on disposal, net of taxes	—	—	224

Loss from discontinued operations	—	—	(439)

Net income	$4,601	$4,208	$1,622

Basic earnings per share
Income from continuing operations	$7.04	$6.12	$3.04
Loss from discontinued operations	—	—	(0.65)

Net income	$7.04	$6.12	$2.39

Diluted earnings per share
Income from continuing operations	$6.86	$5.91	$2.95
Loss from discontinued operations	—	—	(0.62)

Net income	$6.86	$5.91	$2.33

Weighted average number of common shares outstanding:
Basic	652.7	687.1	676.3
Diluted	672.3	716.7	712.8

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

At December 31,	2007	2006
Assets
Fixed maturities, available for sale at fair value (including $1,988 and $1,674 subject to securities lending) (amortized cost $64,152 and $62,244)	$64,920	$62,666
Equity securities, at fair value (cost $473 and $436)	488	473
Real estate	850	793
Short-term securities	5,186	4,938
Other investments	3,374	3,398

Total investments	74,818	72,268

Cash	271	459
Investment income accrued	861	827
Premiums receivable	6,142	6,181
Reinsurance recoverables	15,641	17,820
Ceded unearned premiums	1,123	1,243
Deferred acquisition costs	1,809	1,615
Deferred tax asset	1,207	1,536
Contractholder receivables	6,696	6,554
Goodwill	3,366	3,438
Other intangible assets	814	764
Other assets	2,476	2,587

Total assets	$115,224	$115,292

Liabilities
Claims and claim adjustment expense reserves	$57,700	$59,288
Unearned premium reserves	11,227	11,228
Contractholder payables	6,696	6,554
Payables for reinsurance premiums	618	685
Debt	6,242	5,760
Other liabilities	6,125	6,642

Total liabilities	88,608	90,157

Shareholders' equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares and 0.4 shares issued and outstanding)	112	129
Common stock (1,750.0 shares authorized; 627.8 and 678.3 shares issued and outstanding)	18,990	18,530
Retained earnings	11,110	7,253
Accumulated other changes in equity from nonowner sources	670	452
Treasury stock, at cost (82.9 and 25.2 shares)	(4,266)	(1,229)

Total shareholders' equity	26,616	25,135

Total liabilities and shareholders' equity	$115,224	$115,292

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in millions)

For the year ended December 31,	2007	2006	2005
Convertible preferred stock—savings plan
Balance, beginning of year	$129	$153	$193
Redemptions during year	(17)	(24)	(40)

Balance, end of year	112	129	153

Guaranteed obligation—stock ownership plan
Balance, beginning of year	—	—	(5)
Principal payments	—	—	5

Balance, end of year	—	—	—

Total preferred shareholders' equity	112	129	153

Common stock and additional paid-in capital
Balance, beginning of year	18,530	18,096	17,331
Employee share-based compensation	260	260	208
Conversion of convertible notes	36	—	—
Compensation amortization under share-based plans and other changes	164	174	115
Maturity of equity unit forward contracts	—	—	442

Balance, end of year	18,990	18,530	18,096

Retained earnings
Balance, beginning of year	7,253	3,750	2,744
Net income	4,601	4,208	1,622
Dividends	(742)	(701)	(628)
Minority interest and other	(2)	(4)	12

Balance, end of year	11,110	7,253	3,750

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	452	351	952
Change in net unrealized gain on investment securities	167	126	(541)
Net change in benefit plan assets and obligations recognized in equity	(50)	(80)	(8)
Net change in unrealized foreign currency translation and other changes	101	55	(52)

Balance, end of year	670	452	351

Treasury stock (at cost)
Balance, beginning of year	(1,229)	(47)	(14)
Treasury shares acquired—share repurchase program	(2,947)	(1,121)	—
Net shares acquired related to employee share-based compensation plans	(90)	(61)	(33)

Balance, end of year	(4,266)	(1,229)	(47)

Total common shareholders' equity	26,504	25,006	22,150

Total shareholders' equity	$26,616	$25,135	$22,303

Common shares outstanding
Balance, beginning of year	678.3	693.4	670.3
Shares acquired—share repurchase program	(56.0)	(22.8)	—
Net shares issued under employee share-based compensation plans	4.8	7.7	7.9
Shares issued pursuant to conversion of convertible notes	0.7	—	—
Shares issued pursuant to maturity of equity unit forward contracts	—	—	15.2

Balance, end of year	627.8	678.3	693.4

Summary of changes in equity from nonowner sources
Net income	$4,601	$4,208	$1,622
Other changes in equity from nonowner sources, net of tax	218	181	(601)

Total changes in equity from nonowner sources	$4,819	$4,389	$1,021

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

For the year ended December 31,	2007	2006	2005
Cash flows from operating activities
Net income	$4,601	$4,208	$1,622
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	—	—	439
Net realized investment gains	(154)	(11)	(17)
Depreciation and amortization	811	808	691
Deferred federal income tax on continuing operations	230	521	500
Amortization of deferred policy acquisition costs	3,706	3,339	3,252
Equity income from other investments	(570)	(478)	(395)
Premiums receivable	(4)	(57)	77
Reinsurance recoverables	2,172	1,998	(520)
Deferred acquisition costs	(3,925)	(3,427)	(3,220)
Claims and claim adjustment expense reserves	(1,410)	(2,565)	2,032
Unearned premium reserves	103	300	(383)
Trading account activities	(3)	6	6
Loss (gain) on redemption of subordinated debentures	32	(42)	—
Excess tax benefits from share-based payment arrangements	(25)	(16)	—
Other	(278)	190	(495)

Net cash provided by operating activities of continuing operations	5,286	4,774	3,589
Net cash provided by operating activities of discontinued operations	—	—	24

Net cash provided by operating activities	5,286	4,774	3,613

Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,305	5,810	4,952
Proceeds from sales of investments:
Fixed maturities	7,323	4,401	5,192
Equity securities	106	285	403
Real estate	11	—	37
Other investments	1,460	1,111	1,360
Purchases of investments:
Fixed maturities	(14,719)	(13,845)	(16,046)
Equity securities	(135)	(83)	(63)
Real estate	(74)	(75)	(49)
Other investments	(740)	(705)	(636)
Net (purchases) sales of short-term securities	(562)	(85)	142
Securities transactions in course of settlement	(123)	447	(595)
Other	(378)	(325)	(132)

Net cash used in investing activities of continuing operations	(2,526)	(3,064)	(5,435)
Net cash used in investing activities of discontinued operations	—	—	(20)

Net cash used in investing activities	(2,526)	(3,064)	(5,455)

Cash flows from financing activities
Issuance of debt	2,461	786	400
Payment of debt	(1,956)	(806)	(815)
Dividends paid to shareholders	(742)	(702)	(628)
Issuance of common stock—employee share options	218	216	164
Treasury stock acquired—share repurchase program	(2,920)	(1,103)	—
Treasury stock acquired—net employee share-based compensation	(39)	(17)	(33)
Excess tax benefits from share-based payment arrangements	25	16	—
Issuance of common stock—maturity of equity unit forward contracts	—	—	442
Other	—	17	(3)

Net cash used in financing activities of continuing operations	(2,953)	(1,593)	(473)
Net cash provided by financing activities of discontinued operations	—	—	4

Net cash used in financing activities	(2,953)	(1,593)	(469)

Effect of exchange rate changes on cash	5	5	(5)
Elimination of cash provided by discontinued operations	—	—	(8)
Net proceeds from sale of discontinued operations	—	—	2,399

Net increase (decrease) in cash	(188)	122	75
Cash at beginning of period	459	337	262

Cash at end of period	$271	$459	$337

Supplemental disclosure of cash flow information
Income taxes paid	$1,346	$861	$826
Interest paid	$357	$358	$337

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 2006 and 2005 financial statements to conform to the 2007 presentation. This includes a reclassification of certain contractholder receivables and payables in the consolidated balance sheet, which had previously been reported on a net basis, to a gross basis, consistent with the Company's accounting policy. All material intercompany transactions and balances have been eliminated.

        Effective February 26, 2007, The St. Paul Travelers Companies, Inc. amended its articles of incorporation to change its name to The Travelers Companies, Inc. and, effective the same day, amended its bylaws to reflect the name change.

Adoption of New Accounting Standards

Accounting for Uncertainty in Income Taxes

        In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

        The adoption of FIN 48 effective January 1, 2007 did not have a material effect on the Company's results of operations, financial position or liquidity.

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

        In 2007, the Company effectively settled Internal Revenue Service (IRS) tax examinations for all years through December 31, 2004. As a result, the Company recorded an after-tax benefit of $86 million in its consolidated statement of income for the year ended December 31, 2007. In addition, $63 million of previously unrecognized tax benefits related to the IRS settlement were recognized through a reduction of goodwill during 2007.

        The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.

        In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). The FSP addresses whether it is appropriate for a company to recognize a previously unrecognized tax benefit when the only factor that has changed, since determining that a benefit should not be recognized, was the completion of an examination or audit by a taxing authority. The FSP is effective January 1, 2007, the date of the Company's initial adoption of FIN 48. The adoption of FSP FIN 48-1 did not have a material effect on the Company's results of operations, financial position or liquidity. See note 10.

Accounting for Certain Hybrid Financial Instruments

        In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or hybrid instruments that contain an embedded derivative requiring bifurcation and permits entities to fair value any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

        FAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's fiscal year that begins after September 15, 2006.

        In January 2007, the FASB released Statement 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (B40). B40 provides a limited scope exception from paragraph 13(b) of FAS 133 for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets if certain criteria are met. B40 is effective upon the adoption of FAS 155 with certain exceptions.

        The Company adopted FAS 155 effective January 1, 2007 and did not elect the fair value option for any existing contracts. There was no cumulative effect upon adoption of FAS 155.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

        In September 2005, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs upon the exchange of a contract for a new contract, the amendment, endorsement, or rider to a contract, or the election of a feature or coverage within a contract. The adoption of SOP 05-1 effective January 1, 2007 did not have a material effect on the Company's results of operations, financial position or liquidity.

Endorsement Split-Dollar Life Insurance Arrangements

        In September 2006, FASB issued Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4). EITF 06-4 requires a company to recognize a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 is effective January 1, 2008, with earlier adoption permitted. The early adoption of EITF 06-4 effective January 1, 2007 did not have a material effect on the Company's results of operations, financial position or liquidity.

Accounting for Corporate-Owned Life Insurance

        In September 2006, the FASB issued Emerging Issues Task Force Issue No. 06-5, Accounting for Purchase of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No 85-4 (EITF 06-5). EITF 06-5 provides additional guidance on determining the amount that can be realized under a corporate-owned life insurance contract (that is, converted to cash) based upon how the contract is assumed to be hypothetically settled. The adoption of EITF 06-5 effective January 1, 2007 did not have a material effect on the Company's results of operations, financial position or liquidity.

Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (FAS 158). FAS 158 requires an employer to recognize the funded status of a benefit plan as an asset or liability in its statement of financial position, measured as the difference between plan assets at fair value and the benefit obligation, and to recognize as a component of accumulated other changes in equity from nonowner sources, net of tax, actuarial gains or losses and prior service costs or credits that arise during the period but which are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers' Accounting for Pensions (FAS 87), or FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Than Pensions (FAS 106). The provisions of FAS 87 and FAS 106 continue to apply in measuring plan assets and benefit obligations, as of the date of the fiscal year-end statement of financial position, and in determining the amount of net periodic benefit cost. The provisions of FAS 158 were effective for fiscal years ending after December 15, 2006 and did not allow retrospective application. The Company's adoption of FAS 158 effective December 31, 2006 resulted in an $80 million reduction, net of tax, to shareholders' equity in 2006 and is recognized as an adjustment to the ending balance of accumulated other changes in equity from nonowner sources. The adoption of FAS 158 did not affect the Company's results of operations or liquidity as FAS 158 does not affect the determination of net periodic pension cost. See note 12.

Accounting Standards Not Yet Adopted

Fair Value Measurements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value but does not require any new fair value measurements. The statement defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date."

        FAS 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. The hierarchy is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets. The highest possible level should be used to measure fair value. FAS 157 is effective for fiscal years beginning after November 15, 2007.

        In February 2008, FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of FASB Statement No. 157, Fair Value Measurements, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

        The Company will adopt FAS 157 and FSP FAS 157-2 effective January 1, 2008. Accordingly, the provisions of FAS 157 will not be applied to goodwill and other intangible assets held by the Company and measured annually for impairment testing purposes only. The adoption of FAS 157, for all other assets and liabilities held by the Company, is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

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

        FAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, an entity is permitted to elect the fair value option irrevocably for any existing asset or liability within the scope of the standard. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Retrospective application would not be permitted. The Company will not elect the fair value option for assets and liabilities currently held upon its adoption of FAS 159 effective January 1, 2008. Therefore, FAS 159 will not have an impact on the Company's results of operations, financial position or liquidity.

Collateral Assignment Split-Dollar Life Insurance Arrangements

        In March 2007, the FASB issued Emerging Issues Task Force Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10). EITF 06-10 provides guidance on the recognition and measurement of assets related to collateral assignment split-dollar life insurance arrangements. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-10 effective January 1, 2008 to have a material effect on its results of operations, financial position or liquidity.

Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies

        In June 2007, AcSEC issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (SOP 07-1). SOP 07-1 provides guidance in determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies. It also addresses whether the specialized industry accounting of the Investment Company Audit Guide should be retained by a parent company in consolidation or by an equity method investor. The provisions of SOP 07-1 are effective for fiscal years beginning on or after December 15, 2007. In February 2008, the FASB issued FASB Staff Position SOP 07-1-1, Effective Date of AICPA Statement of Position 07-1, which provides an indefinite deferral of SOP 07-1.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

        In June 2007, the FASB issued Emerging Issues Task Force Issues No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that realized income tax benefits related to dividend payments that are charged to retained earnings and paid to employees holding equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 shall be applied to share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-11 effective January 1, 2008 to have a material effect on its results of operations, financial position or liquidity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Business Combinations

        In December 2007, the FASB issued Revised Statement of Financial Accounting Standards No. 141R, Business Combinations (FAS 141R), a replacement of FAS 141, Business Combinations (FAS 141). FAS 141R provides revised guidance on how an acquirer recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination.

        FAS 141R also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination.

        FAS 141R applies to business combinations for acquisitions occurring on or after January 1, 2009. The Company does not expect the provisions of FAS 141R to have a material effect on its results of operations, financial position or liquidity.

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (FAS 160). FAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.

        FAS 160 is effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented. The Company does not expect the provisions of FAS 160 to have a material effect on its results of operations, financial position or liquidity.

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

        The Company's real estate investments include warehouses, office buildings and other commercial land and properties that are directly owned. Real estate properties are carried at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over the shorter of the expected useful life of the building or 39 years. Accumulated depreciation on real estate held for investment purposes was $111 million and $82 million at December 31, 2007 and 2006, respectively. Real estate held for sale is carried at the lower of cost or fair value less estimated costs to sell.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Short-term securities, consisting primarily of money market instruments and other debt issues purchased with a maturity of less than one year, are carried at amortized cost, which approximates fair value.

        Other investments include: venture capital investments, through direct ownership and limited partnerships; private equity limited partnerships; joint ventures; other limited partnerships; mortgage loans and trading securities. Certain venture capital investments that are controlled by the Company are consolidated in the Company's financial statements. The Company uses the equity method of accounting for joint ventures, limited partnerships and certain private equity securities. Mortgage loans are carried at amortized cost. Trading securities are marked to market with the change in fair value recognized in net investment income during the current period.

Valuation of Investments

Fixed Maturities and Equity Securities

        The Company utilizes a nationally recognized pricing service to estimate fair value measurements for over 99% of its fixed maturities and equity securities. The pricing service utilizes market quotations for securities (e.g., public common and preferred and certain U.S. Treasuries) that have quoted prices in active markets. Since many fixed maturities do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

        The nationally recognized pricing service utilized by the Company has indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service, but would have to make assumptions for market-based inputs that are unavailable due to market conditions.

        The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between knowledgeable, unrelated willing parties. As such, the estimated fair value of a financial instrument may differ from the amount that could be realized if the security was sold immediately. Additionally, valuation of fixed income investments is more subjective when the markets are illiquid due to the lack of market-based inputs, which may increase the potential that the estimated fair value (i.e., the carrying amount) of an investment is not reflective of the price at which an actual transaction would occur.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Real Estate

        Fair value is established at the time of acquisition by internal analysis or external appraisers, using discounted cash flow analyses and other acceptable techniques. The Company had no real estate held for sale at December 31, 2007 or 2006.

Other Investments

        The Company's investment portfolio includes non-publicly traded investments, such as venture capital investments (as discussed below), private equity limited partnerships, joint ventures, other limited partnerships, certain fixed income and equity securities, and stock purchase warrants of a publicly-traded company. The Company uses the equity method of accounting for joint ventures and limited partnerships. Certain other private equity investments, including venture capital investments, are reported at estimated fair value. These non-publicly traded securities are valued based on factors such as recent financial information, available market data and management judgment.

Venture Capital Investments

        In May 2007, the Company completed the bundled sale of a substantial portion of its venture capital portfolio. Prior to the sale, these venture capital investments are consolidated in the Company's financial statements. The Company's venture capital investments are generally non-publicly traded instruments in early-stage companies and, historically, have a holding period of four to seven years. These investments are primarily in the health care, software and computer services, and networking and information technologies infrastructures industries. Certain venture capital investments that are controlled by the Company are consolidated in the Company's financial statements. The underlying investments of these venture capital investments are reported at estimated fair value. The fair value of the venture capital investments is based on an estimate determined by the external fund manager and reviewed by the Company for investments in which there is no public market. The external fund manager reviews such factors as recent filings, operating results, balance sheet stability, growth, and other business and market sector fundamental statistics in estimating fair values of specific investments.

        With respect to the Company's valuation of such non-publicly traded venture capital investments, on a quarterly basis, the Company's portfolio managers and the external fund manager review and consider a variety of factors in determining the valuation of the investments and the potential for other-than-temporary impairments. Factors considered include the following:

  •
  the investee's most recent financing events;

  •
  an analysis of whether a fundamental deterioration or improvement has occurred;

  •
  whether the investee's progress has been substantially more or less than expected;

  •
  whether or not the valuations have improved or declined significantly in the investee's market sector;

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

        The quarterly valuation procedures described above are in addition to the portfolio managers' ongoing responsibility to frequently monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs.

Investment Impairments

        The Company recognizes an impairment loss when an invested asset's value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments (new cost basis), and the change is deemed to be other-than-temporary, or if it is determined that the Company will not be able to recover all amounts due pursuant to the issuer's contractual obligations prior to sale or maturity. When the Company determines that an invested asset is other-than-temporarily impaired, the invested asset is written down to fair value, and the amount of the impairment is included in earnings as a realized investment loss. The fair value then becomes the new cost basis of the investment, and any subsequent recoveries in fair value are recognized at disposition.

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

        Factors considered in determining whether a decline is other-than-temporary include the length of time and the extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer, and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

        The Company's process for reviewing invested assets for impairments during any quarter includes the following:

  •
  identification and evaluation of investments that have possible indications of other-than-temporary impairment, which includes an analysis of investments with gross unrealized investment losses that have fair values less than 80% of cost for six consecutive months or more;

  •
  review of portfolio manager(s) recommendations for other-than-temporary impairments based on the investee's current financial condition, liquidity, near-term recovery prospects and other factors;

  •
  consideration of evidential matter, including an evaluation of factors or triggers that may cause individual investments to qualify as having other-than-temporary impairments; and

  •
  determination of the status of each analyzed investment as other-than-temporary or not, with documentation of the rationale for the decision.

        The Company may, from time to time, sell invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

events occurring subsequent to the balance sheet date that result in a change in the Company's intent or ability to hold an invested asset. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in the Company's liquidity needs, or changes in tax laws or the regulatory environment.

Fixed Maturities and Equity Securities

        An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its cost or new cost basis, and the decline is considered to be other-than-temporary. A fixed maturity security is other-than-temporarily impaired if it is probable that the Company will not be able to collect all amounts due under the security's contractual terms or where the Company does not have the intent to hold the security. Equity securities are other-than-temporarily impaired when it becomes apparent that the Company will not recover its cost over the expected holding period.

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

Other Investments

Mortgage Loans

        A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market returns. Impaired loans were not material at December 31, 2007 and 2006.

Venture Capital Investments and Non-Publicly Traded Investments

        Venture capital investments and non-publicly traded investments are reviewed quarterly for other-than-temporary impairment by the external fund manager and the Company's portfolio managers. An impairment loss is recognized if, based on the specific facts and circumstances, it is probable that the Company will not be able to recover its cost of an individual holding.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Investments Excluding Venture Capital Investments

        Included in other investments are partnership investments and investments in limited liability companies (together "partnerships") that generally report investments on their balance sheet at fair value. The partnership investments include private equity investments and investments in hedge funds. The managers/general partners of the private equity partnerships provide financial information quarterly, which is generally available to investors, including the Company, within three to six months following the date of the reporting period. The hedge funds provide financial information monthly, which is available to investors within one month following the date of the reporting period. The Company reviews these investments for impairment no less frequently than quarterly and monitors the performance throughout the year through discussions with the managers/general partners. If the Company becomes aware of an other-than-temporary impairment of a partnership investment at the balance sheet date prior to receiving financial information, it will record an impairment charge consistent with the Company's impairment policy.

Net Investment Income

        Investment income from fixed maturities and mortgage loans is recognized based on the constant effective yield method including estimated principal repayments, if any. The effective yield used to determine amortization for fixed maturities subject to prepayment risk (e.g., asset-backed, loan-backed and structured securities) is recalculated and adjusted periodically based upon actual historical and/or projected future cash flows, which are obtained from a widely-accepted securities data provider. The adjustments to the yield for highly rated prepayable fixed maturities are accounted for using the retrospective method. The adjustments to the yield for non-highly rated prepayable fixed maturities are accounted for using the prospective method. Dividends on equity securities are recognized in income when declared. Rental income on real estate is recognized on a straight-line basis over the lease term. See note 3 for further discussion. Net investment income also includes changes in equity of investments in partnerships, joint ventures and limited liability companies.

        Accrual of income is suspended on fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only when payments are received. Investments included in the consolidated balance sheet that were not income-producing for the preceding 12 months were not material.

Investment Gains and Losses

        Net realized investment gains and losses are included as a component of pretax revenues based upon specific identification of the investments sold on the trade date. Included in net realized investment gains (losses) are other-than-temporary impairment losses on invested assets as described in the "Investment Impairment" section above.

Reinsurance Recoverables

        Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables. The allowance is based upon the Company's ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors. Amounts deemed to be uncollectible, including

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amounts due from known insolvent reinsurers, are written off against the allowance for estimated uncollectible reinsurance recoverables. Any subsequent collections of amounts previously written off are reported as part of claims and claim adjustment expenses. The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies.

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

Contractholder Receivables and Payables

        Under certain workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant for the full amount of the claim. The Company is subsequently reimbursed by the policyholder for the deductible amount. These amounts are included on a gross basis in the consolidated balance sheet in contractholder payables and contractholder receivables, respectively.

Goodwill and Other Intangible Assets

        A review is performed on at least an annual basis of goodwill held by the reporting units, which are the Company's three operating and reportable segments: Business Insurance; Financial, Professional & International Insurance; and Personal Insurance.

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

        Other intangible assets that are deemed to have a finite useful life are amortized over their useful lives. The carrying amount of intangible assets that are deemed to have a finite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset.

        Other indefinite-lived intangible assets held by the Company are also reviewed at least annually for impairment. The classification of these assets as indefinite-lived is reassessed and an impairment is recognized if the carrying amount of the indefinite-lived intangible asset exceeds its fair value.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Claims and Claim Adjustment Expense Reserves

        Claims and claim adjustment expense reserves represent estimates for both reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for most long-term disability payments under workers' compensation insurance and workers' compensation excess insurance, which totaled $2.09 billion and $1.98 billion at December 31, 2007 and 2006, respectively, were discounted using a rate of 5% at both December 31, 2007 and 2006. Reserves for certain assumed reinsurance business were discounted using a rate of 7% at both December 31, 2007 and 2006, and totaled $33 million and $37 million at December 31, 2007 and 2006, respectively.

        In determining claims and claim adjustment expense reserves, the Company performs a continuing review of its overall position, its reserving techniques and its reinsurance. The reserves are also reviewed regularly by qualified actuaries employed by the Company. These reserves represent the estimated ultimate cost of all incurred claims and claim adjustment expenses. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of operations in the period in which the estimates are changed. Such changes in estimates could occur in a future period and may be material to the Company's results of operations and financial position in such period.

Securities Lending

        The Company engages in securities lending activities from which it generates net investment income from the lending of certain of its investments to other institutions for short periods of time. Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest. This collateral is held by a third-party custodian, and the Company has the right to access the collateral only in the event that the institution borrowing the Company's securities is in default under the lending agreement. Therefore, the Company does not recognize the receipt of the collateral held by the third-party custodian or the obligation to return the collateral. The loaned securities remain a recorded asset of the Company.

Other Liabilities

        Included in other liabilities in the consolidated balance sheet is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2007 and 2006, the Company had a liability of $278 million and $263 million, respectively, for guaranty fund and other assessments and related recoverables of $11 million at each date. The liability for such assessments and the related recoverables are not discounted for the time value of money. The assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers' compensation claimants and the recoveries are expected to occur over the same period of time.

        Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers' compensation, are participating whereby dividends are paid to

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1% of total Company net written premiums for each of the years ended December 31, 2007, 2006 and 2005. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. The liability accrued for policyholder dividends totaled $39 million and $29 million at December 31, 2007 and 2006, respectively.

Treasury Stock

        Treasury stock represents the cost of common stock repurchased by the Company, which stock represents authorized and unissued shares of the Company under the Minnesota Business Corporation Act.

Statutory Accounting Practices

        The Company's insurance subsidiaries, domiciled principally in the states of Connecticut and Minnesota, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The impact of any permitted accounting practices on statutory surplus of the Company is not material.

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

Reinsurance to Close

        Under the accounting conventions used by Lloyd's members, each underwriting account is normally kept open for three years and the underwriting results determined at the end of the third year when the account is closed, although a longer period may be required in order to determine reserves at the required degree of accuracy/confidence for exposures having significant uncertainty. When a year of account is closed, a reinsurance contract (the "reinsurance to close" or RITC) is entered into with a subsequent year of account (normally the following year of account) in consideration for which all subsequent underwriting transactions resulting from the closing year and all previous years reinsured therein are brought forward to (accepted by) the subsequent year of account. The RITC, which is calculated by the underwriter and approved by the managing agent, comprises an estimate of all net outstanding liabilities of the closing year and all previous years.

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

        In February 2006, following approval by the respective managing agencies, the 2003 and prior years of account of Lloyd's Syndicates 5000 and 779 closed through RITC into the 2004 year of account, for which the Company is the capital provider through its 100% ownership of Lloyd's members F&G UK Underwriters, Ltd. and Aprilgrange, Ltd. The RITC was effective January 1, 2006. The RITC resulted in the Company acquiring $538 million of net claims and claim adjustment expense reserves (net of $243 million of reinsurance recoverables), $470 million of investments, $29 million of cash and other net assets during the first quarter of 2006. There was no impact on the Company's results of operations at the time the RITC was recorded.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Compensation

        The Company has an employee stock incentive compensation plan that permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock, stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company's common stock.

        Compensation cost is measured based on the grant-date fair value of an award, determined pursuant to FAS 123R, Share-Based Payment, utilizing the assumptions discussed in note 11. Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period).

Derivative Financial Instruments

        The Company may use derivative financial instruments, including interest rate swaps, equity swaps, credit derivatives, options, forward contracts and financial futures, as a means of hedging exposure to interest rate, equity price change and foreign currency risk. The Company's insurance subsidiaries do not hold or issue derivative instruments for trading purposes. The Company recognizes all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Where applicable, hedge accounting is used to account for derivatives. For an instrument to qualify as a hedge, the hedge relationship must be designated and formally documented at inception, detailing the particular risk management objective and strategy for the hedge, including the item and risk that is being hedged, the derivative that is being used, and how effectiveness is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge, and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in net realized investment gains (losses). The recognition of gains or losses on derivative instruments that have been designated and qualify as a hedge depends upon whether the derivative instrument is a fair value hedge, a cash flow hedge or a foreign currency hedge.

        Derivatives that do not qualify for hedge accounting are carried at fair value with the changes in fair value reflected in the consolidated statement of income in net realized investment gains (losses).

Nature of Operations

        The Company is organized into three reportable business segments: Business Insurance, Financial, Professional & International Insurance and Personal Insurance. These segments reflect the manner in which the Company's businesses are currently managed and represent an aggregation of products and services based on type of customer, how the business is marketed and the manner in which risks are underwritten.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The specific business segments are as follows:

Business Insurance

        The Business Insurance segment offers a broad array of property and casualty insurance and insurance-related services to its clients primarily in the United States. Business Insurance is organized into the following six groups, which collectively comprise Business Insurance Core operations:

  •
  Select Accounts serves small businesses for property and casualty products, including commercial multi-peril, property, general liability, commercial auto and workers' compensation insurance.

  •
  Commercial Accounts serves primarily mid-sized businesses for property and casualty products, including property, general liability, commercial multi-peril, commercial auto and workers' compensation insurance.

  •
  National Accounts comprises three business units. The largest provides casualty products and services to large companies, with particular emphasis on workers' compensation, general liability and automobile liability, generally utilizing loss-sensitive products such as collateralized deductibles or self-insured programs. National Accounts also includes Discover Re, which provides property and casualty insurance products on an unbundled basis using third-party administrators for insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance. In addition, National Accounts includes the commercial residual market business, which primarily offers workers' compensation products and services to the involuntary market.

  •
  Industry-Focused Underwriting.  The following units serve targeted industries with differentiated combinations of insurance coverage, risk management, claims handling and other services:

  •
  Construction serves a broad range of construction businesses, offering guaranteed cost products for small to mid-sized policyholders and loss sensitive programs for larger accounts. For the larger accounts, the customer and the Company work together in actively managing and controlling exposure and claims and they share risk through policy features such as deductibles or retrospective rating. Products offered include workers' compensation, general liability, umbrella, commercial auto, property and inland marine coverages, and other risk management solutions.

  •
  Technology serves small to large companies involved in telecommunications, information technology, medical technology and electronics manufacturing, offering a well-balanced comprehensive portfolio of products and services. These products include property, commercial auto, general liability, workers' compensation, umbrella, internet liability, technology errors and omissions coverages and global companion products.

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

    •
    Agribusiness serves small to medium-sized agricultural businesses, including farms, ranches, wineries and related operations, offering property and liability coverages other than workers' compensation.

  •
  Target Risk Underwriting.  The following units serve commercial businesses requiring specialized product underwriting, claims handling and risk management services:

  •
  National Property provides traditional and customized property insurance programs to large and mid-sized customers, including office building owners, manufacturers, municipalities and schools, retailers, and service businesses. These insurance programs cover losses on buildings, business assets, personal property and business interruption exposures.

  •
  Inland Marine provides insurance for goods in transit and movable objects for customers such as jewelers, museums, contractors and the transportation industry. Builders' risk insurance is also offered to customers during the construction, renovation or repair of buildings and other structures.

  •
  Ocean Marine serves the marine transportation industry and related services, as well as other businesses involved in international trade. The Company's product offerings in this unit fall under six main coverage categories: marine liability, cargo, hull and machinery, protection and indemnity, pleasure craft, and marine property and liability.

  •
  Excess Casualty serves small to mid-sized commercial businesses, offering mono-line umbrella and excess coverage where the Company does not write the primary casualty coverage, or where other business units within the Company prefer to outsource the underwriting of umbrella and excess coverage based on the expertise and/or limit capacity of Excess Casualty.

  •
  Boiler & Machinery serves small to large companies, offering comprehensive breakdown coverages for equipment, including property and business interruption coverages. Through the BoilerRe unit, Boiler & Machinery also serves other property casualty carriers that do not have in-house expertise with reinsurance, underwriting, engineering, claim handling and risk management services for this type of coverage.

  •
  Global Accounts provides insurance to U.S. companies with foreign property and liability exposures (home-foreign), and foreign organizations with property and liability exposures located in the United States (reverse-flow), as part of a global program.

  •
  Specialized Distribution.  The following units market and underwrite their products to customers predominantly through licensed wholesale, general and program agents that manage customers' unique insurance requirements.

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

        Business Insurance also includes the Special Liability Group (which manages the Company's asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international and other runoff operations; policies written by the Company's Gulf operation (Gulf), which is in runoff; and the Company's Personal Catastrophe Risk operation, which was sold in November 2005. These are collectively referred to as Business Insurance Other. The Personal Catastrophe Risk operation accounted for the majority of net written premiums in Business Insurance Other in 2005.

Financial, Professional & International Insurance

        The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which require a primarily credit-based underwriting process, as well as property and casualty products that are primarily marketed on an international basis. The segment includes the following groups:

  •
  Bond & Financial Products provides a wide range of customers with bond and insurance products and risk management services. The range of coverages includes surety and fidelity bonds for construction and general commercial enterprises; professional liability and management liability for public corporations, private companies and not-for-profit organizations for losses caused by the negligence or misconduct of named directors and officers; professional liability for a variety of professionals, such as lawyers, design professionals and real estate agents for liability from errors and omissions committed in the course of professional conduct or practice; and a full range of property, auto, liability, fidelity and professional/management liability insurance for financial institutions, with a special focus on community banks.

    In March 2007, the Company completed the sale of its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., which accounted for $25 million, $78 million and $78 million of net written premiums in the years ended December 31, 2007, 2006 and 2005, respectively. The impact of this transaction was not material to the Company's results of operations or financial position.

  •
  International includes business written through domestic operations in the United Kingdom, Canada and the Republic of Ireland and business written as a corporate member at Lloyd's. International, through its operations in the United Kingdom, Canada and Ireland, offers specialized insurance and risk management services to several customer groups, including those in the technology, public services, and financial and professional services industry sectors. These operations primarily underwrite employers' liability (similar to workers' compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), motor (similar to automobile coverage in the United States) and property exposures. International, through its Lloyd's syndicate (Syndicate 5000), for which the Company provides 100% of the capital, underwrites five principal lines of business—aviation, marine, global property, accident and special risks, and power and utilities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Personal Insurance

        The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals. These products are distributed through independent agents, sponsoring organizations such as employee and affinity groups, joint marketing arrangements with other insurers and direct marketing.

        Automobile policies provide coverage for liability to others for both bodily injury and property damage, and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

        Homeowners policies are available for dwellings, condominiums, mobile homes and rental property contents. Protection against losses to dwellings and contents from a wide variety of perils is included in these policies, as well as coverage for liability arising from ownership or occupancy.

        In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company, and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc. These subsidiaries primarily offered nonstandard automobile coverage and accounted for approximately $49 million, $187 million and $137 million of net written premiums for the years ended December 31, 2007, 2006 and 2005, respectively. The sale was not material to the Company's results of operations or financial position.

2. SEGMENT INFORMATION

        The Company is organized into three reportable business segments: Business Insurance; Financial, Professional & International Insurance; and Personal Insurance. The accounting policies used to generate the following segment data are the same as those described in the Summary of Significant Accounting Policies in note 1.

        The Company allocates invested assets and the related net investment income to its reportable business segments. Pretax net investment income is allocated based upon an investable funds concept, which takes into account liabilities (net of non-invested assets) and appropriate capital considerations for each segment. For investable funds, a benchmark investment yield is developed that reflects the estimated duration of the loss reserves' future cash flows, the interest rate environment at the time the losses were incurred and A+ rated corporate debt instrument yields. For capital, a benchmark investment yield is developed that reflects the average yield on the total investment portfolio. The benchmark investment yields are applied to each segment's investable funds and capital, respectively, to produce a total notional investment income by segment. The Company's actual net investment income is allocated to each segment in proportion to the respective segment's notional investment income to total notional investment income.

        The cost of the Company's catastrophe treaty program is included in the Company's ceded premiums and is allocated among reportable business segments based on an estimate of actual market reinsurance pricing using expected losses calculated by the Company's catastrophe model, adjusted for any experience adjustments. For Hurricane Katrina in 2005, the initial allocation of reinsurance recoverables to the segments was based upon the best estimate of segment incurred losses.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        The following tables summarize the components of the Company's revenues, operating income and total assets by reportable business segments:

(at and for the year ended December 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2007
Premiums	$11,283	$3,384	$6,803	$21,470
Net investment income	2,708	494	559	3,761
Fee income	508	—	—	508
Other revenues	24	29	90	143

Total operating revenues(1)	$14,523	$3,907	$7,452	$25,882

Amortization and depreciation	$2,278	$781	$1,448	$4,507
Income tax expense	1,064	251	437	1,752
Operating income(1)	3,015	675	1,019	4,709
2006
Premiums	$10,876	$3,321	$6,563	$20,760
Net investment income	2,538	429	548	3,515
Fee income	591	—	—	591
Other revenues	44	26	94	164

Total operating revenues(1)	$14,049	$3,776	$7,205	$25,030

Amortization and depreciation	$2,109	$769	$1,282	$4,160
Income tax expense	918	199	518	1,635
Operating income(1)	2,622	609	1,132	4,363
2005
Premiums	$11,116	$3,197	$6,028	$20,341
Net investment income	2,341	360	457	3,158
Fee income	663	1	—	664
Other revenues	64	20	96	180

Total operating revenues(1)	$14,184	$3,578	$6,581	$24,343

Amortization and depreciation	$2,053	$764	$1,141	$3,958
Income tax expense	172	226	342	740
Operating income(1)	1,044	391	775	2,210

(1)
Operating revenues for reportable business segments exclude net realized investment gains (losses) and revenues from discontinued operations. Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses) and the after-tax impact of discontinued operations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2007	2006	2005
Business Insurance:
Select Accounts	$2,711	$2,663	$2,722
Commercial Accounts	2,518	2,376	2,330
National Accounts	1,056	1,135	1,230
Industry-Focused Underwriting	2,301	2,196	2,080
Target Risk Underwriting	1,665	1,629	1,482
Specialized Distribution	1,015	1,022	908

Total Business Insurance Core	11,266	11,021	10,752
Business Insurance Other	52	25	247

Total Business Insurance	11,318	11,046	10,999

Financial, Professional & International Insurance:
Bond & Financial Products	2,228	2,255	2,117
International	1,237	1,138	1,042

Total Financial, Professional & International Insurance	3,465	3,393	3,159

Personal Insurance:
Automobile	3,628	3,692	3,477
Homeowners and other	3,207	3,019	2,751

Total Personal Insurance	6,835	6,711	6,228

Total consolidated net written premiums	$21,618	$21,150	$20,386

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

Business Segment Reconciliations

(at and for the year ended December 31, in millions)	2007	2006	2005
Revenue reconciliation
Earned premiums
Business Insurance:
Commercial multi-peril	$3,087	$3,056	$2,958
Workers' compensation	2,221	1,970	2,015
Commercial automobile	2,026	1,999	2,144
Property	1,989	1,901	1,860
General liability	1,917	1,929	2,075
Other	43	21	64

Total Business Insurance	11,283	10,876	11,116

Financial, Professional & International Insurance:
Fidelity and surety	1,070	1,093	1,053
General liability	951	1,005	912
International	1,231	1,101	1,126
Other	132	122	106

Total Financial, Professional & International Insurance	3,384	3,321	3,197

Personal Insurance:
Automobile	3,692	3,672	3,428
Homeowners and other	3,111	2,891	2,600

Total Personal Insurance	6,803	6,563	6,028

Total earned premiums	21,470	20,760	20,341
Net investment income	3,761	3,515	3,158
Fee income	508	591	664
Other revenues	143	164	180

Total operating revenues for reportable segments	25,882	25,030	24,343
Interest Expense and Other	(19)	49	5
Net realized investment gains	154	11	17

Total consolidated revenues	$26,017	$25,090	$24,365

Income reconciliation, net of tax
Total operating income for reportable segments	$4,709	$4,363	$2,210
Interest Expense and Other(1)	(209)	(163)	(184)

Total operating income from continuing operations	4,500	4,200	2,026
Net realized investment gains	101	8	35

Total income from continuing operations	4,601	4,208	2,061
Discontinued operations	—	—	(439)

Total consolidated net income	$4,601	$4,208	$1,622

(1)
The primary component of Interest Expense and Other is after-tax interest expense of $224 million, $207 million and $186 million in 2007, 2006 and 2005, respectively. The 2007 total also includes an after-tax loss of $25 million related to the Company's redemption of its 4.5% contingently convertible debentures. The 2006 total also includes a $27 million after-tax gain on the redemption of the Company's $593 million, 7.60% subordinated debentures. See note 7.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

(at December 31, in millions)	2007	2006
Asset reconciliation(1):
Business Insurance	$87,160	$88,171
Financial, Professional & International Insurance	14,099	13,265
Personal Insurance	13,300	13,294

Total assets for reportable segments	114,559	114,730
Other assets(2)	665	562

Total consolidated assets	$115,224	$115,292

    (1)
    The amount of investments in equity method investees and total expenditures for additions to long-lived assets other than financial instruments were not material.

    (2)
    The major components of other assets in 2007 were other intangible assets, property and equipment and deferred taxes. In 2006, the major components were accrued over-funded benefit plan assets and deferred taxes.

Enterprise-Wide Disclosures

        Revenues from internal customers for the years ended December 31, 2007, 2006 and 2005 were not material. Foreign assets at December 31, 2007 and 2006 also were not material. The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

        The following table presents revenues of the Company's operations based on location:

(for the year ended December 31, in millions)	2007	2006	2005
U.S.	$24,413	$23,588	$22,908
Non-U.S.	1,604	1,502	1,457

Total revenues	$26,017	$25,090	$24,365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS

Fixed Maturities

        The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
(at December 31, 2007, in millions)	Amortized Cost			Fair Value
		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,092	$58	$—	$2,150
Obligations of states, municipalities and political subdivisions	38,111	751	40	38,822
Debt securities issued by foreign governments	1,629	11	5	1,635
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,108	73	65	7,116
All other corporate bonds	15,120	169	194	15,095
Redeemable preferred stock	92	12	2	102

Total	$64,152	$1,074	$306	$64,920

(at December 31, 2006, in millions)
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,736	$13	$31	$2,718
Obligations of states, municipalities and political subdivisions	35,326	661	80	35,907
Debt securities issued by foreign governments	1,550	12	10	1,552
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,665	52	128	7,589
All other corporate bonds	14,866	165	247	14,784
Redeemable preferred stock	101	16	1	116

Total	$62,244	$919	$497	$62,666

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2007, in millions)	Amortized Cost	Fair Value
Due in one year or less	$3,288	$3,292
Due after 1 year through 5 years	15,745	15,962
Due after 5 years through 10 years	17,558	17,777
Due after 10 years	20,453	20,773

	57,044	57,804
Mortgage-backed securities	7,108	7,116

Total	$64,152	$64,920

        The Company makes investments in collateralized mortgage obligations (CMOs) that typically have high credit quality, offer good liquidity and are expected to provide an advantage in yield compared to

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

U.S. Treasury securities. The Company's investment strategy is to purchase CMO tranches which offer the most favorable return given the risks involved. One significant risk evaluated is prepayment sensitivity. The Company does not purchase residual interests in CMOs.

        At December 31, 2007 and 2006, the Company held CMOs classified as available for sale with a fair value of $3.59 billion and $3.56 billion, respectively (excluding Commercial Mortgage-Backed Securities of $935 million and $1.07 billion, respectively). Approximately 31% and 36% of the Company's CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2007 and 2006, respectively. In addition, the Company held $3.79 billion and $4.36 billion of GNMA, FNMA, FHLMC or FHA mortgage-backed pass-through securities classified as available for sale at December 31, 2007 and 2006, respectively. Virtually all of these securities are rated Aaa.

        At December 31, 2007 and 2006, the Company had $1.99 billion and $1.67 billion, respectively, of securities on loan as part of a tri-party lending agreement.

        Proceeds from sales of fixed maturities classified as available for sale were $7.32 billion, $4.40 billion and $5.19 billion in 2007, 2006 and 2005, respectively. Gross gains of $76 million, $95 million and $129 million and gross losses of $34 million, $121 million and $118 million were realized on those sales in 2007, 2006 and 2005, respectively.

        At December 31, 2007 and 2006, the Company's insurance subsidiaries had $4.21 billion and $4.44 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states' insurance regulatory requirements.

        The Company has certain subsidiaries that are required to hold investments in trust or in escrow. In conjunction with its runoff reinsurance businesses, the Company held trust funds with a fair value of $266 million and $298 million at December 31, 2007 and 2006, respectively. Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $108 million and $43 million at December 31, 2007 and 2006, respectively. Other investments pledged as collateral securing outstanding letters of credit had a fair value of $142 million and $253 million at December 31, 2007 and 2006, respectively. Investments held in escrow in accordance with the terms of the ACandS settlement had a fair value of $454 million at December 31, 2007. Upon fulfillment of all contingencies, the investments held in escrow will be released to the trust created under ACandS's plan of reorganization. See note 15.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Equity Securities

        The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized
(at December 31, 2007, in millions)				Fair Value
	Cost	Gains	Losses
Common stock	$160	$24	$1	$183
Non-redeemable preferred stock	313	8	16	305

Total	$473	$32	$17	$488

		Gross Unrealized
(at December 31, 2006, in millions)				Fair Value
	Cost	Gains	Losses
Common stock	$88	$27	$—	$115
Non-redeemable preferred stock	348	15	5	358

Total	$436	$42	$5	$473

        Proceeds from sales of equity securities were $106 million, $285 million and $403 million in 2007, 2006 and 2005, respectively, resulting in gross realized gains of $10 million, $29 million and $43 million and gross realized losses of $1 million, $4 million and $9 million, respectively.

Real Estate

        The Company's real estate investments include warehouses, office buildings, land, and other commercial real estate assets that are directly owned. The Company negotiates commercial leases with individual tenants through unrelated, licensed real estate brokers. Negotiated terms and conditions include, among others, rental rates, length of lease period and improvements to the premises to be provided by the landlord.

        Proceeds from the sale of real estate investments totaled $12 million in 2007. Gross gains of $1 million were realized on those sales and no gross losses were recognized on those sales. The Company did not sell any real estate investments in 2006. Proceeds from the sale of real estate investments totaled $37 million in 2005. Gross gains of $15 million were realized on those sales and no gross losses were recognized.

        Future minimum rental income expected on operating leases relating to the Company's real estate properties is $110 million, $94 million, $74 million, $53 million, $30 million, and $40 million for 2008, 2009, 2010, 2011, 2012 and 2013 and thereafter, respectively.

Short-term Investments

        Short-term investments consist primarily of money market instruments and other debt securities purchased with a maturity of less than one year. The amortized cost of these securities, which totaled $5.19 billion and $4.94 billion at December 31, 2007 and 2006, respectively, approximates their fair value.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Other Investments

        Venture Capital.    The cost and fair value of investments in venture capital were as follows:

		Gross Unrealized
(at December 31, 2007, in millions)				Fair Value
	Cost	Gains	Losses
Venture capital	$63	$17	$—	$80

		Gross Unrealized
(at December 31, 2006, in millions)				Fair Value
	Cost	Gains	Losses
Venture capital	$392	$109	$1	$500

        In May 2007, the Company completed the bundled sale of a substantial portion of its venture capital portfolio for total net proceeds of $397 million, which are included on the consolidated statement of cash flow in "proceeds from sales of other investments." The sale resulted in the realization of $81 million of previously unrealized pretax net investment gains that had been recorded as a component of accumulated other changes in equity from nonowner sources.

        Other.    Other Investments also include private equity limited partnerships, joint ventures, other limited partnerships, mortgage loans and trading securities.

Variable Interest Entities (VIEs)

        The following entities are consolidated:

  •
  Municipal Trusts—The Company owns interests in various municipal trusts that were formed for the purpose of allowing more flexibility to generate investment income in a manner consistent with the Company's investment objectives and tax position. As of December 31, 2007 and 2006, there were 31 and 35 such trusts, respectively, which held a combined total of $355 million and $391 million, respectively, in municipal securities, of which $44 million and $76 million, respectively, were owned by outside investors. The net carrying value of the trusts owned by the Company at December 31, 2007 and 2006 was $311 million and $315 million, respectively.

        The Company has significant interests in the following VIEs which are not consolidated because the Company is not considered to be the primary beneficiary:

  •
  The Company has significant variable interest in real estate entities. These investments have total assets of approximately $268 million and $184 million as of December 31, 2007 and 2006, respectively. The carrying value of the Company's share of these investments was approximately $13 million and $64 million at December 31, 2007 and 2006, respectively. The Company has an unfunded commitment of $24 million associated with these entities. The Company's exposure to loss is limited to the investment carrying amounts reported in the consolidated balance sheet and the unfunded commitment amount. The purpose of the Company's involvement in these entities is to generate investment returns.

  •
  The Company has a significant variable interest in Camperdown UK Limited, which SPC sold in December 2003. The Company's variable interest resulted from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

    impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $193 million. The carrying value of this obligation as of December 31, 2007 and 2006 was $59 million and $65 million, respectively. See "Guarantees" section of note 15.

        The Company has other significant interests in variable interest entities that are not material.

        The following securities are not consolidated:

  •
  Mandatorily redeemable preferred securities of trusts holding solely the subordinated debentures of the Company—These securities were issued by four separate trusts that were established for the sole purpose of issuing the securities to investors, and are fully guaranteed by the Company. The subordinated debt that the Company issued to these trusts is included in the "Debt" section of liabilities on the Company's consolidated balance sheet. That debt had a carrying value of $310 million and $399 million at December 31, 2007 and 2006, respectively.

Unrealized Investment Losses

        The following tables summarize, for all investments in an unrealized loss position at December 31, 2007 and 2006, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at December 31, 2007, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$29	$—	$69	$—	$98	$—
Obligations of states, municipalities and political subdivisions	3,428	23	2,044	17	5,472	40
Debt securities issued by foreign governments	409	1	384	4	793	5
Mortgage-backed securities, collateralized mortgage obligations and pass through securities	838	5	3,118	60	3,956	65
All other corporate bonds	2,646	55	5,797	139	8,443	194
Redeemable preferred stock	19	1	8	1	27	2

Total fixed maturities	7,369	85	11,420	221	18,789	306

Equity securities
Common stock	29	1	—	—	29	1
Nonredeemable preferred stock	110	9	80	7	190	16

Total equity securities	139	10	80	7	219	17

Venture capital	—	—	—	—	—	—

Total	$7,508	$95	$11,500	$228	$19,008	$323

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

	Less than 12 months		12 months or longer		Total
(at December 31, 2006, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,014	$2	$964	$29	$1,978	$31
Obligations of states, municipalities and political subdivisions	4,468	16	4,077	64	8,545	80
Debt securities issued by foreign governments	861	6	406	4	1,267	10
Mortgage-backed securities, collateralized mortgage obligations and pass through securities	1,245	11	4,125	117	5,370	128
All other corporate bonds	3,690	36	6,325	211	10,015	247
Redeemable preferred stock	1	—	5	1	6	1

Total fixed maturities	11,279	71	15,902	426	27,181	497

Equity securities
Common stock	3	—	1	—	4	—
Nonredeemable preferred stock	50	1	53	4	103	5

Total equity securities	53	1	54	4	107	5

Venture capital	—	—	14	1	14	1

Total	$11,332	$72	$15,970	$431	$27,302	$503

        Impairment charges included in net realized investment gains were as follows:

(for the year ended December 31, in millions)	2007	2006	2005
Fixed maturities	$37	$7	$11
Equity securities	7	4	—
Real estate	10	—	—
Venture capital	16	33	80
Other investments (excluding venture capital)	—	4	18

Total	$70	$48	$109

Concentrations and Credit Quality

        At December 31, 2007 and 2006, the Company had concentrations of credit risk in tax-exempt investments of the state of Texas of $4.17 billion and $3.86 billion, respectively, of the state of California of $2.27 billion and $2.10 billion, respectively, and of the state of Illinois of $2.11 billion and $1.93 billion, respectively.

        Included in fixed maturities are below investment grade assets totaling $1.64 billion and $1.78 billion at December 31, 2007 and 2006, respectively. The Company defines its below investment

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

grade assets as those securities rated below investment grade by external rating agencies, or the equivalent by the Company's investment advisors when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

        The Company monitors creditworthiness of counterparties to financial instruments by using controls that include credit approvals, limits and other monitoring procedures.

Net Investment Income

(for the year ended December 31, in millions)	2007	2006	2005
Gross investment income
Fixed maturities	$2,893	$2,738	$2,530
Equity securities	29	30	41
Short-term securities	279	285	182
Real estate	64	46	58
Other investments	555	481	427

Gross investment income	3,820	3,580	3,238
Investment expenses	59	63	73

Net investment income	$3,761	$3,517	$3,165

Net Realized and Unrealized Investment Gains (Losses)

        Net realized investment gains (losses) for the periods were as follows:

(for the year ended December 31, in millions)	2007	2006	2005
Net realized investment gains (losses)
Fixed maturities	$5	$(33)	$—
Equity securities	2	21	34
Real estate	(9)	—	19
Venture capital	91	49	(4)
Other investments (excluding venture capital)	65	(26)	(32)

Net realized investment gains	$154	$11	$17

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        Changes in net unrealized gains (losses) on investment securities that are included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(at and for the year ended December 31, in millions)	2007	2006	2005
Change in net unrealized investment gains (losses)
Fixed maturities	$346	$55	$(885)
Equity securities	(22)	(4)	(31)
Venture capital	(91)	19	78
Other investments (excluding venture capital)	25	125	(14)

	258	195	(852)
Related taxes	91	69	(311)

Change in net unrealized gains (losses) on investment securities	167	126	(541)
Balance, beginning of year	453	327	868

Balance, end of year	$620	$453	$327

4. REINSURANCE

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

        The Company evaluates and monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to minimize its exposure to significant losses from reinsurer insolvencies. In addition, in the ordinary course of business, the Company may become involved in coverage disputes with its reinsurers. Some of these disputes could result in lawsuits and arbitrations brought by or against the reinsurers to determine the Company's rights and obligations under the various reinsurance agreements. The Company employs dedicated specialists and strategies to manage reinsurance collections and disputes.

        The Company is also required to participate in various involuntary reinsurance arrangements through assumed reinsurance, principally with regard to residual market mechanisms in workers' compensation. The Company provides services for several of these involuntary arrangements ("mandatory pools and associations") under which it writes such residual market business directly, then cedes 100% of this business to the mandatory pool. Such servicing arrangements are arranged to protect the Company from any credit risk, as any ceded balances are jointly backed by all the pool members.

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

        Certain of the assumed reinsurance contracts that the Company has entered into with non-affiliated companies on an excess of loss basis do not transfer insurance risk. These contracts, which totaled $165 million and $265 million at December 31, 2007 and 2006, respectively, are accounted for using deposit accounting and are included in other liabilities in the consolidated balance sheet.

        The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2007	2006	2005
Written premiums
Direct	$23,824	$23,635	$23,289
Assumed	374	404	447
Ceded	(2,580)	(2,889)	(3,350)

Total net written premiums	$21,618	$21,150	$20,386

Earned premiums
Direct	$24,000	$23,280	$23,370
Assumed	180	478	502
Ceded	(2,710)	(2,998)	(3,531)

Total net earned premiums	$21,470	$20,760	$20,341

Percentage of assumed earned premiums to net earned premiums	0.8%	2.3%	2.5%

Ceded claims and claim adjustment expenses incurred	$1,299	$2,158	$3,601

        Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and were as follows:

(at December 31, in millions)	2007	2006
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$10,731	$12,837
Allowance for uncollectible reinsurance	(688)	(773)

Net reinsurance recoverables	10,043	12,064
Structured settlements	3,615	3,758
Mandatory pools and associations	1,983	1,998

Total reinsurance recoverables	$15,641	$17,820

Terrorism Risk Insurance Acts

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

private compensation for insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. The Program was scheduled to terminate on December 31, 2005. In December 2005, the Terrorism Risk Insurance Extension Act of 2005 (the Terrorism Extension Act) was enacted into Federal law, reauthorizing the Program through December 31, 2007, while reducing the Federal role under the Program. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was enacted into Federal law, extending coverage to include domestic acts of terrorism and reauthorizing the Program through 2014. The three acts are hereinafter collectively referred to as "the Acts."

        In order for a loss to be covered under the Program (subject losses), the loss must meet certain aggregate industry loss minimums and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury. The aggregate industry loss minimum was $100 million in 2007 and will remain at $100 million through 2014. The original Program excluded from participation certain of the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, and reinsurance. The Terrorism Extension Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers'), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the Acts. The Acts generally require that all commercial property casualty insurers licensed in the United States participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for a percentage of subject losses, after an insurer deductible, subject to an annual cap. The Federal reimbursement percentage was 85% in 2007 and will remain at 85% through 2014.

        The deductible is calculated by applying the deductible percentage to the insurer's direct earned premiums for covered lines from the calendar year immediately preceding the applicable year. The deductible under the Program was 15% for 2005, 17.5% for 2006 and 20% for 2007, and will remain at 20% through 2014. The Company's estimated deductible under the Program is $2.25 billion for 2008. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, Congress shall determine the sources of funds, if any, available for losses that exceed the $100 billion cap. The Company had no terrorism-related losses in 2007, 2006 or 2005. Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company's own reinsurance program, future losses from acts of terrorism, particularly those involving nuclear, biological, chemical or radiological events, could be material to the Company's operating results, financial position and/or liquidity in future periods. The Company will continue to manage this type of catastrophic risk by monitoring and controlling terrorism risk aggregations to the best of its ability.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        The following table presents the carrying amount of the Company's goodwill by segment at December 31, 2007 and 2006:

(at December 31, in millions)	2007	2006
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	555	551
Personal Insurance	613	613
Other	30	106

Total	$3,366	$3,438

        During the year ended December 31, 2007, the Company effectively settled IRS tax examinations for all years through December 31, 2004. Previously unrecognized tax benefits of $63 million related to the IRS settlement were recognized through a reduction of goodwill in 2007.

Other Intangible Assets

        The following presents a summary of other intangible assets by major asset class at December 31, 2007 and 2006:

(at December 31 2007, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$655	$381
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables(1)	191	(26)	217

Total intangible assets subject to amortization	1,227	629	598
Intangible assets not subject to amortization(2)	216	—	216

Total other intangible assets	$1,443	$629	$814

(at December 31 2006, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$537	$499
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables(1)	191	(54)	245

Total intangible assets subject to amortization	1,227	483	744
Intangible assets not subject to amortization	20	—	20

Total other intangible assets	$1,247	$483	$764

(1)
The fair value adjustment of $191 million was recorded in connection with the merger of The St. Paul Companies, Inc. and Travelers Property Casualty Corp. in 2004 and was based on

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

  management's estimate of nominal claims and claim expense reserves and reinsurance recoverables (after adjusting for conformity with the acquirer's accounting policy on discounting of workers' compensation reserves), expected payment patterns, the April 1, 2004 U.S. Treasury spot rate yield curve, a leverage ratio assumption (reserves to statutory surplus), and a cost of capital expressed as a spread over risk-free rates. The method used calculates a risk adjustment to a risk-free discounted reserve that will, if reserves run off as expected, produce results that yield the assumed cost-of-capital on the capital supporting the loss reserves. The fair value adjustment is reported as an intangible asset on the consolidated balance sheet, and the amounts measured in accordance with the acquirer's accounting policies for insurance contracts are reported as part of the claims and claim adjustment expense reserves and reinsurance recoverables. The intangible asset will be recognized into income over the expected payment pattern. Because the time value of money and the risk adjustment (cost of capital) components of the intangible asset run off at different rates, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

(2)
In 2007, the Company acquired certain trademarks, service marks and logos.

        The following presents a summary of the Company's amortization expense for intangible assets by major asset class:

(for the year ended December 31, in millions)	2007	2006	2005
Customer-related	$118	$134	$151
Marketing-related	—	3	10
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	28	16	(12)

Total amortization expense	$146	$153	$149

        Intangible asset amortization expense is estimated to be $126 million in 2008, $100 million in 2009, $86 million in 2010, $69 million in 2011 and $52 million in 2012.

6. INSURANCE CLAIM RESERVES

        Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2007	2006
Property-casualty	$57,619	$59,202
Accident and health	81	86

Total	$57,700	$59,288

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES (Continued)

        The table below is a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses.

(at and for the year ended December 31, in millions)	2007	2006	2005
Claims and claim adjustment expense reserves at beginning of year	$59,202	$61,007	$58,984
Less reinsurance recoverables on unpaid losses	16,358	18,112	17,538

Net reserves at beginning of year	42,844	42,895	41,446

Estimated claims and claim adjustment expenses for claims arising in the current year	12,848	12,533	14,450
Estimated increase (decrease) in claims and claim adjustment expenses for claims arising in prior years	(672)	(429)	260
Acquisitions(1)	—	538	—

Total increases	12,176	12,642	14,710

Claims and claim adjustment expense payments for claims arising in:
Current year	4,528	4,279	4,227
Prior years	7,417	8,632	8,871

Total payments	11,945	12,911	13,098

Unrealized foreign exchange (gain) loss	23	218	(163)

Net reserves at end of year	43,098	42,844	42,895
Plus reinsurance recoverables on unpaid losses	14,521	16,358	18,112

Claims and claim adjustment expense reserves at end of year	$57,619	$59,202	$61,007

(1)
In February 2006, the 2003 and prior years of account of Lloyd's Syndicates 5000 and 779 closed through reinsurance to close (RITC) into the 2004 year of account. See "Reinsurance to Close" section of note 1.

        Gross claims and claim adjustment expense reserves at December 31, 2007 decreased by $1.58 billion from the same date in 2006, primarily reflecting payments related to operations in runoff (including asbestos and environmental payments), prior year hurricane losses, and favorable prior year reserve development. Gross claims and claim adjustment expense reserves at December 31, 2006 decreased by $1.80 billion from the amount at December 31, 2005, primarily reflecting payments related to prior year hurricane losses, claims and claim adjustment expense payments from runoff operations (including asbestos and environmental payments) and favorable prior year reserve development, primarily in the Personal Insurance segment, partially offset by the impact of reserves acquired in the RITC transaction described above.

        The $1.84 billion decline in reinsurance recoverables in 2007 primarily reflected significant collections on reinsurance recoverables, including those related to prior year hurricane losses, operations in runoff (primarily Gulf) and various commutation agreements. The $1.75 billion decline in reinsurance recoverables in 2006 primarily reflected those factors, partially offset by the impact of reinsurance recoverables acquired in the RITC transaction described above.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES (Continued)

        The fair value adjustments to the acquired claims and claim adjustment expense reserves and reinsurance recoverables as of April 1, 2004, the merger date, are reported as other intangible assets and are being amortized over the expected payout period of the acquired reserves.

Prior Year Reserve Development

        The following disclosures regarding reserve development are on a "net of reinsurance" basis.

2007.

        In 2007, estimated claims and claim adjustment expenses incurred included $672 million of net favorable development for claims arising in prior years, including $546 million of net favorable prior year reserve development impacting the Company's results of operations, which excludes $60 million of accretion of discount.

        Business Insurance.    Net favorable prior year reserve development totaled $301 million in 2007, primarily driven by better than expected loss development for recent accident years in the commercial multi-peril, general liability, commercial automobile and property product lines. The commercial multi-peril and general liability product lines experienced better than anticipated loss development that was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial automobile product line experienced better than expected loss development due to more favorable legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology. The property product line experienced fewer than expected late reported claims related to non-catastrophe weather events that occurred late in 2006, as well as better than expected frequency and severity due in part to changes in the marketplace, such as higher deductibles and lower policy limits. In addition, the property product line experienced better than expected large loss outcomes which were partially attributable to favorable litigation resolutions. Net total prior year development in 2007 included a $185 million increase to environmental reserves.

        Financial, Professional & International Insurance.    Net favorable prior year reserve development in 2007 totaled $93 million, primarily reflecting better than expected loss development in international property, employers' liability, professional indemnity and motor lines of business for recent accident years, which was attributable to several factors, including enhanced pricing and underwriting strategies throughout the international operations, and the favorable impact of legal and judicial reforms in Ireland.

        Personal Insurance.    Net favorable prior year reserve development in 2007 totaled $152 million, driven by better than expected automobile loss experience due in part to claim initiatives and fewer than expected late reported homeowners' claims related to non-catastrophe weather events that occurred in the fourth quarter of 2006. In addition, a portion of net favorable prior year reserve development in the Homeowners and Other line of business in 2007 was attributable to a decrease in the number of claims due to changes in the marketplace, including higher deductibles and fewer small-dollar claims.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES (Continued)

2006.

        In 2006, estimated claims and claim adjustment expenses included $429 million of net favorable development for claims arising in prior years, including $394 million of net favorable prior year reserve development impacting the Company's results of operations which excludes $62 million of accretion of discount.

        Business Insurance.    Net favorable prior year reserve development totaled $21 million in 2006, primarily concentrated in the commercial multi-peril, general liability, property and commercial automobile lines of business, partially offset by increases for asbestos reserves and environmental reserves (as discussed in more detail in the following "Asbestos and Environmental Reserves" section), as well as reserve strengthening for assumed reinsurance business in runoff. The commercial multi-peril and liability lines of business experienced better than anticipated loss development that was attributable to several factors, including improving legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The favorable prior year reserve development in the property line of business primarily reflected less "demand surge" inflation than originally estimated for 2005 accident year non-catastrophe related and catastrophe losses. "Demand surge" refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services. The commercial automobile line of business experienced better than expected loss development which was attributable to improved legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology. The reserve strengthening in assumed reinsurance was primarily due to changes in projected loss development driven by an unanticipated change in the claim settlement patterns of the underlying casualty exposures.

        Financial, Professional & International Insurance.    Net favorable prior year development in 2006 totaled $14 million.

        Personal Insurance.    Net favorable prior year reserve development in 2006 totaled $359 million, driven by better than expected auto bodily injury loss experience and a decline in non-catastrophe losses in the Homeowners and Other line of business, and a reduction in loss estimates for the 2005 hurricanes. In the Automobile line of business, the improvement was partially driven by better than expected results from changes in claim handling practices. These changes included practices which have allowed case reserves to be established more accurately earlier in the claim settlement process, thereby changing historical loss development patterns. In addition, industry and Company initiatives to fight fraud in several states led to a decrease in the total number of claims and a change in historical loss development patterns. In the Homeowners and Other line of business, favorable prior year reserve development was partially driven by a significant decrease in the number of claims, attributable to changes in the marketplace, including higher deductibles and fewer small-dollar claims. These changes also resulted in a change in historical loss development patterns. In addition, non-catastrophe Homeowners and Other loss experience was favorable due to continued evidence of a less than expected impact from "demand surge," which refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services. Included in net favorable prior year reserve development in 2006 was a reduction in loss estimates for catastrophes incurred in 2005, primarily due to lower than expected additional living expense losses related to Hurricane Katrina.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES (Continued)

2005.

        In 2005, estimated claims and claim adjustment expenses for claims arising in prior years totaled a net $260 million, including $325 million of net unfavorable prior year reserve development impacting the Company's results of operations which excludes $59 million of accretion of discount. In 2005, estimated claims and claim adjustment expenses for claims arising in prior years included $30 million of net favorable loss development on Business Insurance loss sensitive policies in various lines; however, since the business to which it relates was subject to premium adjustments, there was no impact on results of operations.

        Business Insurance.    Net unfavorable prior year reserve development in 2005 was $757 million, which included the asbestos and environmental charges that are discussed in more detail in the following "Asbestos and Environmental Reserves" section, and reserve strengthening for assumed reinsurance, which is in runoff. Those increases were partially offset by favorable prior year reserve development from lower frequency and severity for both casualty and property-related lines of business. Drivers of the reduction in both frequency and severity were increasingly favorable legal and judicial environments, coupled with better than expected results from changes in policy provisions as well as underwriting and pricing criteria. Company initiatives relating to claims handling, which affected claims staffing and workflows, also are believed to have contributed to the emergence of favorable severity experience in 2005.

        Financial, Professional & International Insurance.    Net favorable prior year reserve development totaled $72 million in 2005, attributable to the better than anticipated favorable impact from changes in underwriting and pricing strategies for International property-related exposures.

        Personal Insurance.    Net favorable prior year reserve development in 2005 totaled $360 million. In the Automobile line of business, the improvement was driven by better than expected results from changes in claim handling practices. These changes included practices which have allowed case reserves to be established more accurately earlier in the claim settlement process, thereby changing historical loss development patterns. In addition, both industry and internal initiatives to fight fraud in several states caused a decrease in the total number of claims, as well as a change in the historical loss development patterns. In the Homeowners and Other line of business, the improvement was driven primarily by a significant decrease in the number of claims, attributable to changes in the marketplace, including higher deductibles and fewer small-dollar claims. These changes also resulted in a change in the historical loss development patterns.

        For each of the years ended December 31, 2007, 2006 and 2005, changes in allocations between accident years of loss adjustment expenses, pursuant to regulatory reporting requirements, are included in claims and claim adjustment expenses for claims arising in prior years and did not impact results of operations.

Asbestos and Environmental Reserves

        At December 31, 2007 and 2006, the Company's claims and claim adjustment expense reserves included $4.22 billion and $4.47 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES (Continued)

        It is difficult to estimate the reserves for asbestos and environmental-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in complex litigation and other uncertainties, including without limitation, those which are set forth below.

        Asbestos Reserves.    Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder at least annually. In the course of this review, the Company considers, among other factors: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder's potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.

        In the third quarter of 2007, the Company completed its annual in-depth asbestos claim review. As in prior years, the 2007 annual review considered active policyholders and litigation cases, including cases challenging the applicability of aggregate limits on asbestos claims. The trends noted at the completion of the 2006 review continued into 2007. The trends include:

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

        The Company believes that these trends indicate a reduction in the volatility associated with the Company's overall asbestos exposure. Nonetheless, there remains a high degree of uncertainty with respect to future exposure from asbestos claims.

        Beginning in 2007 the Company supplemented the existing annual in-depth asbestos claim review and the existing quarterly asbestos review process with additional aggregate quarterly reserve analyses. These additional analyses provide the Company with an increased ability to detect and respond to emerging trends in its quarterly reserve estimates.

        The Company's asbestos reserve review includes an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. Developing payment trends among policyholders in the Home Office, Field Office and Assumed and International categories are also analyzed. The Company also reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. For those policyholders for which an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined, the Company calculates, by each policy year, a ceded reinsurance projection based on any

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES (Continued)

applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves.

        In 2007, the Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, continued to experience an overall reduction in new claim filings. In addition, the number of policyholders tendering asbestos claims for the first time also declined. However, due to the level of trial activity involving impaired individuals, defense and indemnity costs in these categories remain at levels similar to those previously experienced by the Company. The Company's evaluations have not resulted in any data from which a meaningful average asbestos defense or indemnity payment may be determined. Payments in the Assumed and International category increased in 2007 mainly as a result of increased commutation activity.

        Net asbestos losses and expenses paid in 2007 were $317 million, compared with $469 million in 2006. Gross paid losses in 2007 were lower than in 2006 primarily due to installment payments made during 2006 on settlements reached in prior years. Additionally, net paid losses were lower due to increased reinsurance billings in 2007. Approximately 20% in 2007 and 50% in 2006 of total net paid losses related to policyholders with whom the Company previously entered into settlement agreements limiting the Company's liability.

        The Company recorded no asbestos reserve additions in 2007 and recorded asbestos reserve additions of $155 million and $830 million in 2006 and 2005, respectively. Approximately half of the $155 million 2006 reserve adjustment was due to an increase in the projected defense costs for ten policyholders. The majority of the remainder of the reserve adjustment was primarily due to continued litigation activity against smaller, peripheral defendants. The asbestos reserve addition in 2005 resulted, in part, from higher than expected defense costs due to increased trial activity for seriously impaired plaintiffs and prolonged litigation before cases are settled or dismissed. The 2005 reserve addition also considered the January 2006 court decision voiding, on procedural grounds, the previously rendered favorable arbitration decision in the ongoing ACandS litigation (described in more detail in note 15).

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

        The Company continues to receive notices from policyholders tendering claims for the first time. These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances clean-up costs have been reduced because regulatory agencies are willing to

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES (Continued)

accept risk-based site analyses and more efficient clean-up technologies. However, the Company has experienced higher than expected defense and settlement costs driven in part by coverage disputes with its policyholders and adverse judicial developments in certain states regarding the availability of coverage for environmental claims. In addition, while the Company continues to experience a decline in both the number of new policyholders tendering claims for the first time and the number of pending lawsuits between the Company and its policyholders pertaining to coverage for environmental claims, the Company has seen a moderation in the rate of this decline. As a result of these factors, the Company increased its environmental reserve by $185 million in 2007 and $120 million in 2006. In 2005, the Company increased its environmental reserves by $30 million, primarily for declaratory judgment litigation costs.

        Asbestos and Environmental Reserves.    As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2007 are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims. The Company's asbestos-related claims and claim adjustment expense experience has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or insolvency. In addition, uncertainties arise from the insolvency or bankruptcy of other defendants, although the Company has noted a decrease in the number and volatility of asbestos-related bankruptcies. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments. (Also, see "Part I—Item 3, Legal Proceedings").

        Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. In addition, the Company's estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's operating results in future periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INSURANCE CLAIM RESERVES (Continued)

Catastrophe Exposure

        The Company has geographic exposure to catastrophe losses, which can be caused by various natural and man-made events including hurricanes, windstorms, tornadoes, earthquakes, hail, severe winter weather, explosions and fires. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those that are heavily populated. The Company generally seeks to reduce its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

        There are also risks which impact the estimation of ultimate costs for catastrophes. For example, the estimation of reserves related to hurricanes can be affected by the inability of the Company and its insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage and business interruption costs; and reinsurance collectibility. The timing of a catastrophe's occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT

        Debt outstanding was as follows:

(at December 31, in millions)	2007	2006
Short-term:
Commercial paper	$100	$100
Medium-term notes maturing in following year	149	72
3.75% Senior notes due March 15, 2008	400	—
5.75% Senior notes due March 15, 2007	—	500
5.01% Senior notes due August 16, 2007	—	442

Total short-term debt	649	1,114

Long-term:
3.75% Senior notes due March 15, 2008	—	400
Zero coupon convertible notes due 2009	134	128
Medium-term notes with maturities in 2010	21	170
8.125% Senior notes due April 15, 2010	250	250
7.22% Real estate non-recourse debt due September 1, 2011	9	—
7.81% Private placement notes due on various dates through 2011	9	12
5.375% Senior notes due June 15, 2012	250	—
5.00% Senior notes due March 15, 2013	500	500
5.50% Senior notes due December 1, 2015	400	400
6.25% Senior notes due June 20, 2016	400	400
5.75% Senior notes due December 15, 2017	450	—
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
8.47% Junior subordinated debentures due January 10, 2027	—	81
4.50% Convertible junior subordinated notes payable due April 15, 2032	—	893
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	—
8.50% Junior subordinated debentures due December 15, 2045	56	56
8.312% Junior subordinated debentures due July 1, 2046	73	73
6.25% Fixed-to-floating rate junior subordinated debentures due March 15, 2067	1,000	—

Total long-term debt	5,577	4,588

Total debt principal	6,226	5,702
Unamortized fair value adjustment	83	109
Unamortized debt issuance costs	(67)	(51)

Total debt	$6,242	$5,760

        2007 Debt Issuances—In March 2007, the Company issued $1 billion aggregate principal amount of 6.25% fixed-to-floating rate junior subordinated debentures due March 15, 2067 for net proceeds of $986 million (after original issue discount and the deduction of underwriting expenses and commissions and other expenses). The debentures were issued at a discount, resulting in an effective interest rate of 6.447%. The debentures bear interest at an annual rate of 6.25% from the date of issuance to, but

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

excluding, March 15, 2017, payable semi-annually in arrears on March 15 and September 15. From and including March 15, 2017, the debentures will bear interest at an annual rate equal to three-month LIBOR plus 2.215%, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The Company has the right, on one or more occasions, to defer the payment of interest on the debentures. The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, made a payment of current interest during a deferral period. The Company may defer interest for up to ten consecutive years without giving rise to an event of default. Deferred interest will accumulate additional interest at an annual rate equal to the annual interest rate then applicable to the debentures.

        The debentures carry a 60-year final maturity and a scheduled maturity date in year thirty. During the 180-day period ending not more than 15 and not less than ten business days prior to the scheduled maturity date, the Company is required to use commercially reasonable efforts to sell enough qualifying capital securities, or at its option, common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity or debt exchangeable for preferred equity to permit repayment of the debentures at the scheduled maturity date. If any debentures remain outstanding after the scheduled maturity date, the unpaid amount will remain outstanding until the Company has raised sufficient proceeds from the sale of qualifying capital securities, or at its option, common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity or debt exchangeable for preferred equity to permit the repayment in full of the debentures. If there are remaining debentures at the final maturity date, the Company is required to redeem the debentures using any source of funds. Qualifying capital securities are securities (other than common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity, and debt exchangeable for preferred equity) which generally are treated by the ratings agencies as having similar equity content to the debentures.

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

        In connection with the offering of the debentures, the Company entered into a "replacement capital covenant" for the benefit of holders of one or more designated series of the Company's indebtedness (which will initially be the 6.750% senior notes due 2036). Under the terms of the replacement capital covenant, if the Company redeems the debentures at any time prior to March 15, 2047 it can only do so with the proceeds of securities that are treated by the rating agencies as having similar equity content to the debentures.

        In May 2007, the Company issued $250 million aggregate principal amount of 5.375% senior notes due June 15, 2012 (the 2012 senior notes), $450 million aggregate principal amount of 5.750% senior notes due December 15, 2017 (the 2017 senior notes), and $800 million aggregate principal amount of 6.250% senior notes due June 15, 2037 (the 2037 senior notes). The total net proceeds of these three senior note issuances, after original issuance discounts and the deduction of underwriting expenses and commissions and other expenses, were approximately $1.47 billion. Interest on each of the senior note

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

issuances is payable semi-annually on June 15 and December 15, commencing December 15, 2007. Each series of senior notes is redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed, or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate plus 12.5 basis points for the 2012 senior notes, 15 basis points for the 2017 senior notes and 20 basis points for the 2037 senior notes. The Company applied a portion of the net proceeds of this offering to repay approximately $442 million of senior notes maturing on August 16, 2007 and to repay approximately $42 million of medium-term notes maturing in the third quarter of 2007. The remaining proceeds will be used for general corporate purposes. Prior to applying these proceeds, the Company invested them in investment grade, marketable securities.

        2007 Debt Redemptions and Maturities—In January 2007, the Company redeemed $81 million of 8.47% subordinated debentures originally issued in 1997 and due January 10, 2027. The debentures were redeemable by the Company on or after January 10, 2007. In January 1997, USF&G Capital II, a business trust, issued $100 million of capital securities, the proceeds of which, along with $3 million in capital provided by the Company, were used to purchase the subordinated debentures issued by USF&G Corporation and subsequently assumed by the Company after the merger of The St. Paul Companies Inc. (SPC) and Travelers Property Casualty Corp. (TPC). During the period prior to redemption, the Company had repurchased and retired $22 million of the debentures in open market transactions. Upon the Company's redemption of the remaining $81 million of subordinated debentures in January 2007, USF&G Capital II in turn used the proceeds to redeem its remaining capital securities outstanding. USF&G Capital II was then liquidated, and the Company received a $3 million distribution of capital. The Company recorded a $3 million pretax gain on the redemption of the subordinated debentures, due to the remaining unamortized fair value adjustment recorded at the merger date, less the redemption premium paid.

        In March 2007, the Company's $500 million, 5.75% senior notes matured and were fully paid.

        In April 2007, the Company completed the redemption of its outstanding $893 million, 4.50% convertible junior subordinated notes due in 2032 (the notes). The notes were originally issued by TPC, and the Company assumed certain obligations relating to the notes pursuant to a Second Supplemental Indenture dated April 1, 2004. Each note had a principal amount of $25.00. The redemption price for each note was $25.5625 plus $0.009375 of accrued and unpaid interest. Any note called for redemption could be surrendered for conversion into common stock before the close of business on April 17, 2007. Each note was convertible into 0.4684 shares of common stock of The Travelers Companies, Inc. Holders of $36 million of the notes tendered their certificates in exchange for the issuance of 670,910 of the Company's common shares. The remaining $857 million of notes were redeemed for cash, along with accrued interest to the date of redemption. The Company recorded a $39 million pretax loss ($25 million after-tax) in other revenues in the second quarter of 2007 related to the redemption, consisting of the redemption premium paid and the write-off of remaining unamortized issuance costs.

        In August 2007, the Company's $442 million, 5.01% senior notes matured and were fully paid.

        In 2007, medium-term notes with a cumulative par value of $72 million and interest rates ranging from 6.85% to 7.37% matured and were fully paid.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

        2006 Debt Issuances—In June 2006, the Company issued $400 million aggregate principal amount of 6.25% senior unsecured notes due June 20, 2016 and $400 million aggregate principal amount of 6.75% senior unsecured notes due June 20, 2036. The notes were issued at a discount, resulting in effective interest rates of 6.30% and 6.86%, respectively. The notes pay interest semi-annually on June 20 and December 20 of each year, beginning December 20, 2006, and rank equally with all of the Company's other senior unsecured indebtedness. Either series of senior notes is redeemable in whole or in part from time to time, at the Company's option, prior to maturity at a redemption price equal to the greater of: 100% of the principal amount of senior notes to be redeemed; or the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current treasury rate plus 20 basis points for the 6.25% senior unsecured notes due June 20, 2016 and 25 basis points for the 6.75% senior unsecured notes due June 20, 2036. Net proceeds from the issuances (after original issue discount and expenses) totaled approximately $786 million.

        2006 Debt Redemptions and Maturities—In November 2006, the Company redeemed $593 million of 7.60% subordinated debentures originally issued in 2001 and due October 15, 2050. The debentures were redeemable by the Company on or after November 13, 2006. In November 2001, St. Paul Capital Trust I, a business trust, issued $575 million of preferred securities, the proceeds of which, along with $18 million in capital provided by the Company, were used to purchase the subordinated debentures issued by the Company. Upon the Company's redemption of its subordinated debentures in November 2006, St. Paul Capital Trust I in turn used the proceeds to redeem its preferred securities. St. Paul Capital Trust I was then liquidated, and the Company received an $18 million distribution of capital. The Company recorded a $42 million pretax gain on the redemption of the subordinated debentures, representing the remaining unamortized fair value adjustment recorded at the merger date. The gain was recorded in "Other revenues" on the Consolidated Statement of Income. On November 15, 2006, the Company's $150 million, 6.75% senior notes matured. A portion of the net proceeds from the June 2006 debt issuances described above was also used to fund this maturity.

Description of Debt

        Commercial Paper—The Company maintains an $800 million commercial paper program with $1 billion of back-up liquidity, consisting entirely of a bank credit agreement. Interest rates on commercial paper issued in 2007 ranged from 4.7% to 5.7%, and in 2006 ranged from 4.5% to 5.4%.

        Medium-Term Notes—The medium-term notes outstanding at December 31, 2007 bear interest rates ranging from 6.38% to 7.42%, with a weighted average rate of 6.51%. The remaining notes outstanding at December 31, 2007 mature in 2008 and 2010. During 2007 and 2006, medium-term notes having a par value of $72 million and $56 million, respectively, matured.

        Senior Notes—The Company's various senior debt issues are unsecured obligations that rank equally with one another. Interest payments are generally made semi-annually, except for the 5.01% senior notes, for which interest payments are made quarterly. The Company generally may redeem some or all of the notes prior to maturity in accordance with terms unique to each debt instrument.

        Zero Coupon Convertible Notes—The zero coupon convertible notes mature in 2009, but are redeemable at the option of the Company for an amount equal to the original issue price plus accreted original issue discount. Each note is convertible at the option of the holder at any time on or prior to

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

maturity, unless previously redeemed by the Company, into common stock of the Company at a conversion rate of 16.6433 shares for each $1,000 principal amount of notes. If all notes outstanding at December 31, 2007 were converted, the Company would issue 2.4 million of its common shares.

        Junior Subordinated Debentures—The Company's $1 billion aggregate principal amount of 6.25% fixed-to-floating rate junior subordinated debentures are described in the "2007 Debt Issuances" section above. The Company's other three junior subordinated debenture instruments are all similar in nature. Three separate business trusts issued preferred securities to investors and used the proceeds to purchase the Company's subordinated debentures. Interest on each of the instruments is paid semi-annually.

        The Company's consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $19 million and $34 million for the years ended December 31, 2007 and 2006, respectively.

        The following table presents merger-related unamortized fair value adjustment and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at
(in millions)	Issue Rate	Maturity Date	December 31, 2007	December 31, 2006	Effective Interest Rate to Maturity
Senior notes	5.750%	Mar. 2007	$—	$3	2.625%
	8.125%	Apr. 2010	21	30	4.257%
Medium-term notes	6.4%-7.4%	Through 2010	6	12	3.310%
Subordinated debentures	7.625%	Dec. 2027	20	21	6.147%
	8.470%	Jan. 2027	—	6	7.660%
	8.500%	Dec. 2045	16	16	6.362%
	8.312%	Jul. 2046	20	20	6.362%
Zero coupon convertible notes	4.500%	Mar. 2009	—	1	4.175%

Total			$83	$109

        On April 1, 2004, The Travelers Companies, Inc. fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and Travelers Insurance Group Holdings Inc. (TIGHI). The guarantees pertain to the $400 million 3.75% Notes due 2008, the $500 million 5.00% Notes due 2013, the $200 million 7.75% Notes due 2026 and the $500 million 6.375% Notes due 2033.

        Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2008, $552 million; 2009, $143 million; 2010, $273 million; 2011, $11 million; and 2012, $250 million.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEBT (Continued)

Line of Credit Agreement

        On June 10, 2005, the Company entered into a $1.0 billion, five-year revolving credit agreement with a syndicate of financial institutions. Pursuant to covenants in the credit agreement, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times. The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control. At December 31, 2007, the Company was in compliance with these covenants and all other covenants related to its respective debt instruments outstanding. Pursuant to the terms of the credit agreement, the Company has an option to increase the credit available under the facility, no more than once a year, up to a maximum facility amount of $1.5 billion, subject to the satisfaction of a ratings requirement and certain other conditions. There was no amount outstanding under the credit agreement as of December 31, 2007 or 2006.

Shelf Registration

        In December 2005, the Company filed with the Securities and Exchange Commission a shelf registration statement for the potential offering and sale of securities. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering. During 2007 and 2006, the Company issued securities with a principal amount of $2.50 billion and $800 million, respectively, (as described above) under this shelf registration statement.

8. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY

Preferred Stock

        The Company's preferred shareholders' equity represents the par value of preferred shares outstanding that the Company assumed in the merger related to The St. Paul Companies, Inc. Stock Ownership Plan (SOP) Trust, less the remaining principal balance on the SOP Trust debt. The SOP Trust borrowed funds from a U.S. underwriting subsidiary to finance the purchase of the preferred shares, and the Company guaranteed the SOP debt. The final payment on the SOP debt was made in January 2005.

        The SOP Trust may at any time convert any or all of the preferred shares into shares of the Company's common stock at a rate of eight shares of common stock for each preferred share. The Board of Directors has reserved a sufficient number of authorized common shares to satisfy the conversion of all preferred shares issued to the SOP Trust and the redemption of preferred shares to meet employee distribution requirements. Upon the redemption of preferred shares, the Company will issue shares of common stock to the trust to fulfill the redemption obligations. See note 12. Holders of the preferred stock have a preference upon liquidation, dissolution or winding up of the Company of $100 per share.

        In September 2005, the SOP was merged into the St. Paul Travelers 401(k) Savings Plan (the 401(k) Savings Plan). See note 12.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

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

        On February 5, 2008, the Company, under The Travelers Companies, Inc. 2004 Incentive Plan, granted 1,969,496 common stock awards in the form of restricted stock units, deferred stock and performance share awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock awards totaled 1,228,281 shares. The restricted stock units totaling 1,196,517 generally vest in full after a three-year performance period from date of grant. The deferred stock awards totaling 31,764 shares vest in full as of the date of the annual meeting of shareholders of the Company scheduled at least one year following the date of the award, subject to continued service. The performance share awards, totaling 741,215 shares, represent shares which the recipient may earn upon the Company's attainment of certain performance goals. The performance goals are based upon the Company's adjusted return on equity over a three-year performance period. Vesting of any performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity. If the performance period return on equity is below the minimum threshold, none of the shares will vest; if performance meets or exceeds the minimum performance threshold, between 50% and 160% of the performance shares will vest, depending on the actual return on equity attained. The fair value per share attributable to the common stock awards on the date of grant was $47.23.

        Refer to note 11 for information regarding share-based grants made in 2007, 2006 and prior years.

Treasury Stock

        In May 2006, the Company's board of directors authorized the repurchase of up to $2 billion of shares of the Company's common stock. In January 2007, the board of directors authorized an additional $3 billion of share repurchase capacity. Under these authorizations, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

requirements, price, catastrophe losses and other market conditions. The following table summarizes repurchase activity in 2007 and remaining repurchase capacity at December 31, 2007.

Quarterly Period Ending	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase program
March 31, 2007	13,889,773	$725,070,439	$52.20	$3,153,874,729
June 30, 2007	11,390,800	621,499,960	54.56	2,532,374,769
September 30, 2007	11,751,435	600,233,261	51.08	1,932,141,508
December 31, 2007	19,008,213	999,954,837	52.61	932,186,671

Total	56,040,221	$2,946,758,497	$52.58	$932,186,671

        Since the inception of the program in May 2006 through December 31, 2007, the Company has repurchased a cumulative total of 78.8 million shares for a total cost of $4.07 billion, or $51.61 per share.

        In January 2008, the Company's board of directors approved a $5 billion increase to the share repurchase authorization.

        The Company's 2004 Incentive Plan, the legacy SPC 1994 Stock Incentives Plan and the legacy TPC 2002 Incentive Plan provide settlement alternatives to employees in which the Company repurchases shares to cover tax withholding costs and exercise costs. During the years ended December 31, 2007 and 2006, the Company purchased $90 million and $61 million, respectively, of its common stock under these plans.

        Common shares acquired are reported as treasury stock in the consolidated balance sheet.

Dividends

        The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $4.02 billion is available in 2008 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries. The Company received $2.73 billion of dividends from its insurance subsidiaries in 2007.

Statutory Net Income and Surplus

        Statutory net income of the Company's insurance subsidiaries was $4.86 billion, $4.27 billion, and $2.92 billion for the years ended December 31, 2007, 2006 and 2005, respectively. Statutory capital and surplus of the Company's insurance subsidiaries was $22.88 billion and $20.94 billion at December 31, 2007 and 2006, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

Accumulated Other Changes in Equity from Nonowner Sources, Net of Tax

        Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

(at and for the year ended December 31, in millions)	Net Unrealized Gains (Losses) on Investment Securities	Net Benefit Plan Assets and Obligations Recognized in Equity(1)	Other(2)	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2004	$868	$(6)	$90	$952
Net change in unrealized gains on investment securities, net of tax benefit of $(298)	(515)	—	—	(515)
Less: Reclassification adjustment for net realized gains included in net income, net of tax benefit of $(13)	(26)	—	—	(26)
Change in minimum pension liability adjustment, net of tax benefit of $(4)	—	(8)	—	(8)
Change in other, net of tax of $3	—	—	(52)	(52)

Current period change	(541)	(8)	(52)	(601)

Balance, December 31, 2005	327	(14)	38	351
Net change in unrealized gains on investment securities, net of tax of $81	146	—	—	146
Less: Reclassification adjustment for net realized gains included in net income, net of tax benefit of $(11)	(20)	—	—	(20)
Adjustment to initially apply FAS 158, net of tax benefit of $(43)	—	(80)	—	(80)
Change in other, net of tax benefit of $(5)	—	—	55	55

Current period change	126	(80)	55	101

Balance, December 31, 2006	453	(94)	93	452
Net change in unrealized gains on investment securities, net of tax of $151	280	—	—	280
Less: Reclassification adjustment for net realized gains included in net income, net of tax benefit of $(60)	(113)	—	—	(113)
Net change in benefit plan assets and obligations recognized in equity, net of tax benefit of $(30)	—	(50)	—	(50)
Change in other, net of tax of $30	—	—	101	101

Current period change	167	(50)	101	218

Balance, December 31, 2007	$620	$(144)	$194	$670

(1)
Activity in 2005 was related to the Company's minimum pension liability prior to the application of FAS 158. Activity in 2006 represented the adjustment to initially apply the provisions of FAS 158. Activity in 2007 represented net changes in benefit plan assets and benefit plan obligations recognized in equity from nonowner sources.

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

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2007	2006	2005
Basic
Income from continuing operations, as reported	$4,601	$4,208	$2,061
Preferred stock dividends, net of taxes	(4)	(5)	(6)

Income from continuing operations available to common shareholders—basic	$4,597	$4,203	$2,055

Diluted
Income from continuing operations available to common shareholders	$4,597	$4,203	$2,055
Effect of dilutive securities:
Convertible preferred stock	4	5	6
Convertible junior subordinated notes(1)	8	26	26
Zero coupon convertible notes	4	4	4
Equity unit stock purchase contracts	—	—	9

Income from continuing operations available to common shareholders—diluted	$4,613	$4,238	$2,100

Common Shares
Basic
Weighted average shares outstanding	652.7	687.1	676.3

Diluted
Weighted average shares outstanding	652.7	687.1	676.3
Weighted average effects of dilutive securities:
Stock options and other incentive plans	9.4	7.1	3.7
Convertible preferred stock	2.9	3.4	4.2
Convertible junior subordinated notes(1)	4.9	16.7	16.7
Zero coupon convertible notes	2.4	2.4	2.4
Equity unit stock purchase contracts	—	—	9.5

Total	672.3	716.7	712.8

Income from Continuing Operations Per Common Share
Basic	$7.04	$6.12	$3.04

Diluted	$6.86	$5.91	$2.95

(1)
Redeemed in April 2007. See note 7.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES

(for the year ended December 31, in millions)	2007	2006	2005
Composition of income tax expense (benefit) included in consolidated statement of income
Current expense (benefit) on continuing operations:
Federal	$1,279	$943	$(18)
Foreign	103	64	46
State	3	9	20

Total current tax expense on continuing operations	1,385	1,016	48

Deferred expense (benefit) on continuing operations:
Federal	230	521	500
Foreign	—	(20)	62
State	—	—	—

Total deferred tax expense on continuing operations	230	501	562

Tax expense on income from continuing operations	1,615	1,517	610
Tax expense included in discontinued operations	—	—	851

Total income tax expense included in consolidated statement of income	1,615	1,517	1,461
Composition of income tax included in common shareholders' equity
Expense (benefit) relating to stock-based compensation, the change in unrealized appreciation on investments, unrealized loss on foreign exchange and unrealized loss on derivatives, and other comprehensive income	47	(7)	(333)

Total income tax expense included in consolidated financial statements	$1,662	$1,510	$1,128

Effective tax rate
Income from continuing operations before federal, foreign and state income taxes	$6,216	$5,725	$2,671
Statutory tax rate	35%	35%	35%

Expected federal income tax expense	2,176	2,004	935
Tax effect of:
Nontaxable investment income	(465)	(421)	(371)
Foreign operations	(31)	(50)	47
Other, net	(65)	(16)	(1)

Total income tax expense on income from continuing operations	$1,615	$1,517	$610

Effective tax rate on income from continuing operations	26%	26%	23%

        The current income tax payable was $176 million and $252 million at December 31, 2007 and 2006, respectively, and is included in other liabilities in the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2007	2006
Deferred tax assets
Claims and claim adjustment expense reserves	$1,352	$1,488
Unearned premium reserves	661	648
Other	700	764

Total gross deferred tax assets	2,713	2,900
Less valuation allowance	36	82

Net deferred tax assets	2,677	2,818

Deferred tax liabilities
Deferred acquisition costs	578	515
Investments	704	458
Internally-developed software	77	78
Other	111	231

Total gross deferred tax liabilities	1,470	1,282

Total deferred income taxes	$1,207	$1,536

        If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net decreases in the valuation allowance for deferred tax assets were $46 million and $16 million at December 31, 2007 and 2006, respectively, relating in each year to foreign operations. Based upon a review of the Company's anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company's management concluded that it is more likely than not that the net deferred tax assets will be realized.

        For tax return purposes, as of December 31, 2007, the Company had a net operating loss (NOL) carryforward that expires, if unused, in 2017 and 2018. The amount and timing of realizing the benefit of NOL carryforwards depends on future taxable income and limitations imposed by tax laws. The approximate amounts of those NOLs on a regular tax basis and an alternative minimum tax (AMT) basis were $92 million and $58 million, respectively. The benefit of the NOL carryforward has been recognized in the consolidated financial statements.

        U.S. income taxes have not been provided on $362 million of the Company's foreign operations' undistributed earnings as of December 31, 2007, as such earnings are intended to be permanently reinvested in those operations. Furthermore, any taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on any dividend distributions from such earnings.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company's financial position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2007
Balance at January 1, 2007	$339
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	(172)
Additions based on tax positions related to 2007	23
Reductions based on tax positions related to 2007	(49)

Balance at December 31, 2007	$143

        Included in the balance at December 31, 2007 were $42 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate and $101 million of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility would not affect the annual effective tax rate.

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes. During the year ended December 31, 2007, the Company recognized approximately $9 million in interest. The Company had approximately $26 million for the payment of interest accrued at December 31, 2007.

        As of December 31, 2007, the Company effectively settled Internal Revenue Service (IRS) tax examinations for all years through December 31, 2004. As a result, the Company recorded after-tax benefits of $86 million in its consolidated statement of income for the year ended December 31, 2007. In addition, $63 million of previously unrecognized tax benefits related to the IRS settlement were recognized through a reduction of goodwill.

        The IRS is conducting an examination of the Company's U.S. income tax returns for 2005 through 2006. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.

11. SHARE-BASED INCENTIVE COMPENSATION

        The Company has a share-based incentive compensation plan, The Travelers Companies, Inc. 2004 Stock Incentive Plan (the 2004 Incentive Plan), which replaced prior share-based incentive compensation plans (legacy plans). The purposes of the 2004 Incentive Plan are to reward the efforts of the Company's non-employee directors, executive officers and other employees and to attract new personnel by providing incentives in the form of stock-based awards. The 2004 Incentive Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company's common stock. The number of shares of the Company's common stock authorized for grant under the 2004 Incentive Plan is 35 million shares, subject to additional shares that may be available for awards as described below. The Company has a policy of issuing new shares to settle the exercise of stock option awards and the vesting of other equity awards.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        In connection with the adoption of the 2004 Incentive Plan, legacy share-based incentive compensation plans were terminated. Outstanding grants were not affected by the termination of these legacy plans, including the grant of reload options related to prior option grants under the legacy plans.

        The 2004 Incentive Plan is the only plan pursuant to which future stock-based awards may be granted. In addition to the 35 million shares initially authorized for issuance under the 2004 Incentive Plan, the following will not be counted towards the 35 million shares available and will be available for future grants under the 2004 Incentive Plan: (i) shares of common stock subject to an award that expires unexercised, that is forfeited, terminated or canceled, that is settled in cash or other forms of property, or otherwise does not result in the issuance of shares of common stock, in whole or in part; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on awards generally; and (iii) shares purchased by the Company on the open market using cash option exercise proceeds; provided, however, that the increase in the number of shares of common stock available for grant pursuant to such market purchases shall not be greater than the number that could be repurchased at fair market value on the date of exercise of the stock option giving rise to such option proceeds. These provisions also apply to awards granted under the legacy share-based incentive compensation plans that were outstanding on the effective date of the 2004 Incentive Plan.

        The Company also has a compensation program for non-employee directors (the 2004 Director Compensation Program). Under the 2004 Director Compensation Program, non-employee directors' compensation consists of an annual retainer and a deferred stock award. Each non-employee director may choose to receive all or a portion of his or her annual retainer in the form of cash or deferred stock units which vest upon grant. The annual deferred stock awards vest in full as of the date of the annual meeting of shareholders of the Company scheduled at least one year following the date of the award, subject to continued service. Any of the deferred stock awards may accumulate, including reinvestment dividends, until distribution at a future date or upon termination of a director's service. The shares of deferred stock units issued under the 2004 Director Compensation Program are awarded under the 2004 Incentive Plan.

Stock Option Awards

        Stock option awards granted to eligible officers and key employees have a ten-year term. Prior to January 1, 2007, stock options were granted with an exercise price equal to the fair market value of the Company's common stock on the day preceding the date of grant. Beginning January 1, 2007, all stock options are granted with an exercise price equal to the closing price of the Company's common stock on the date of grant. The stock options granted generally vest upon meeting certain years of service criteria. Except as the Compensation Committee of the Board may allow in the future, stock options

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED INCENTIVE COMPENSATION (Continued)

cannot be sold or transferred by the participant. The vesting terms for stock options granted under the 2004 Incentive Plan and legacy plans are generally as follows:

Period Option granted	Option Award Vesting terms
2007 and 2006	Options vest at end of 3-year period (cliff vest)
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

        In addition to the stock option awards described above, certain stock option awards that were granted under legacy plans permit an employee exercising an option to be granted a new option (a reload option) at an exercise price equal to the closing price of the Company common stock on the date on which the original option is exercised. The reload option is permitted on certain stock option awards granted prior to January 2003 at an amount equal to the number of shares of the common stock used to satisfy both the exercise price and withholding taxes due upon exercise of an option and vest either six months or one year after the grant date and are exercisable for the remaining term of the related original option.

        The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is the time to vest plus half the remaining time to expiration. This considers the vesting restriction and represents an even pattern of exercise behavior over the remaining term. Reload options are exercisable for the remaining term of the original option and therefore would generally have a shorter expected term. The expected volatility is based on the average historical volatility of the common stock of an industry peer group of entities, due to the limited Company stock history, over the estimated option term based on the mid-month of the option grant. The expected dividend is based upon the Company's current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for each option is the interpolated market yield for the mid-month of the option grant on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option. Shares received through option exercises under the reload program are subject to restriction on sale. A 10% discount, as measured by the estimated cost of protecting against changes in market value, has been applied to the fair value of

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED INCENTIVE COMPENSATION (Continued)

reload options granted to reflect these sales restrictions. The following assumptions were used in estimating the fair value of options on grant date for the years ended December 31, 2007 and 2006:

2007	Original Grants	Reload Grants
Expected term of stock options	6 - 7 years	1 - 3 years
Expected volatility of the Company's stock	22.5% - 26.9%	14.3% - 19.7%
Weighted average volatility	24.9%	16.5%
Expected annual dividend per share	$1.04 - $1.16	$1.04 - $1.16
Risk-free rate	3.79% - 5.10%	3.34% - 5.06%

2006	Original Grants	Reload Grants
Expected term of stock options	5 - 7 years	1 - 4 years
Expected volatility of the Company's stock	22.6% - 32.0%	15.9% - 30.4%
Weighted average volatility	30.3%	18.0%
Expected annual dividend per share	$0.92 - $1.04	$0.92 - $1.04
Risk-free rate	4.30% - 5.10%	4.30% - 5.17%

        The significant assumptions used in estimating the fair value on the date of the grant for original options and reload options granted in 2005 were as follows:

2005
Expected life of stock options	6 years
Expected volatility of the Company's stock	32.0%
Risk-free interest rate	3.96%
Expected annual dividend per share	$0.89
Expected annual forfeiture rate	5%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        A summary of stock option activity under the Company's 2004 Incentive Plan and legacy share-based incentive compensation plans as of and for the year ended December 31, 2007 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	38,980,408	$42.84
Granted:
Original	1,772,516	52.79
Reload	897,001	53.64
Exercised	(6,166,980)	38.22
Forfeited or expired	(983,618)	47.63

Outstanding, end of year	34,499,327	$44.33	4.5 years	$327

Vested at end of year(1)	29,227,035	$44.29	3.9 years	$278

Exercisable at end of year	26,621,702	$44.29	3.6 years	$253

  (1)
  Represents awards for which the requisite service has been rendered including those that are retirement eligible.

        The following table presents additional information regarding original and reload grants for the years ended December 31, 2007 and 2006.

2007	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$14.36	$5.31
Total intrinsic value of options exercised during the year (in millions)	$90	$5
2006	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$13.60	$4.94
Total intrinsic value of options exercised during the year (in millions)	$74	$5

        The following table presents the weighted average exercise price and weighted average grant-date fair value information with respect to option awards granted in 2005:

2005	Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Original awards
Exercise price equal to market at grant	4,961,029	$37.78	$9.10

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED INCENTIVE COMPENSATION (Continued)

Restricted Stock, Restricted Stock Units, Deferred Stock and Performance Share Award Programs

        Awards of restricted stock units are made to eligible officers and key employees pursuant to the 2004 Incentive Plan. Such awards include restricted stock grants under the Equity Awards program established pursuant to the 2004 Incentive Plan. Previously, awards also included restricted stock grants under the Capital Accumulation Program (CAP), which was discontinued following the issuance of CAP awards in February 2006. Awards issued under CAP were in the form of restricted stock and the number of shares included in the restricted stock award was calculated at a 10% discount from the market price on the date of the award and generally vest in full after a two-year period from the date of grant. Other restricted stock unit awards issued under the Equity Awards program generally vest in full after a three-year period from the date of grant. Except under limited circumstances, during this period the stock cannot be sold or transferred by the participant, who is required to render service to the Company during the restricted period.

        Commencing with equity grants on or after January 1, 2007, the Company began to generally grant restricted stock units instead of restricted stock. A restricted stock unit represents the right to receive a share of common stock. These restricted stock unit awards will be granted at market price, will generally vest after three years from the date of grant and will be subject to the same conditions as the restricted stock awards, except that the restricted stock units will not have voting rights and the common stock will not be issued until the vesting criteria are satisfied.

        On October 25, 2005, the Company's board of directors approved a Performance Share Awards Program pursuant to the 2004 Incentive Plan. Under the program, which became effective beginning in 2006, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance awards represent shares that provide the recipient the right to earn shares of the Company's common stock based upon the Company's attainment of certain performance goals. The performance goals for performance awards are based on the Company's adjusted return on equity over a three-year performance period. Vesting of any performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity. If the performance period return on equity is below the minimum threshold, none of the shares will vest; if performance meets or exceeds the minimum performance threshold, between 50%-160% of the performance shares will vest, depending on the actual return on equity attained.

        The fair value of restricted stock units, deferred stock and performance shares is measured at the market price of the Company stock at date of grant.

        The total fair value of shares that vested during the year ended December 31, 2007 was $99 million.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        A summary of restricted stock units, deferred stock awards and performance share activity under the Company's 2004 Incentive Plan and legacy plans as of and for the year ended December 31, 2007 is as follows:

	Restricted and Deferred Shares		Performance Shares
Other Equity Instruments	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Outstanding, beginning of year	4,374,633	$39.16	364,148	$44.80
Granted	1,302,161	52.87	600,742	52.66
Vested(1)	(1,905,589)	38.09	—	—
Forfeited	(181,041)	44.17	(26,157)	49.69
Performance-based adjustment(2)	—	—	313,718	47.47

Outstanding, end of year	3,590,164	$44.45	1,252,451	$49.69

(1)
Represents awards for which the requisite service has been rendered including those that are retirement eligible. Excludes performance shares which remain subject to attainment of a performance condition.

(2)
Represents the change in estimated performance shares from the initial grant, for grant years 2007 and 2006, to reflect the attainment of certain performance levels during the performance measurement period.

Share-Based Compensation Recognition

        The compensation cost for awards subject to a service condition is based upon the number of equity instruments for which the requisite service period is expected to be rendered. Awards granted to retiree-eligible or to employees who become retiree-eligible before an award's vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition. The compensation cost reflects an estimated annual forfeiture rate of 5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates. Compensation costs for awards are recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2007 and 2006 was $125 million and $147 million, respectively. Included in those amounts were approximately $6 million and $12 million, respectively, of compensation costs related to awards granted, prior to the adoption of FAS 123R, to retiree-eligible employees or to employees who became retiree-eligible before the awards vesting date. Also included are compensation cost adjustments of $5 million and $2 million, for the years ended December 31, 2007 and 2006 respectively, that reflect the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SHARE-BASED INCENTIVE COMPENSATION (Continued)

awards. The related tax benefits recognized in earnings were $42 million and $51 million for the years ended December 31, 2007 and 2006, respectively.

        As of December 31, 2007, there was $118 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted stock, restricted stock units, deferred stock and performance shares granted under the Company's 2004 Incentive Plan and legacy TPC and legacy SPC share-based incentive compensation plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

        Cash received from the exercise of employee stock options under share-based compensation plans totaled $218 million and $216 million in 2007 and 2006, respectively. The tax benefit realized for tax deductions from employee stock options exercised during 2007 and 2006 totaled $32 million and $28 million, respectively.

        The following table illustrates the effect on net income and earnings per share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of FAS 123 to all outstanding and unvested stock-based employee awards.

(for the year ended December 31, in millions, except per share data)	2005
Net income as reported	$1,622
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects(1)	64
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects(2)	(76)

Net income pro forma	$1,610

Earnings per share
Basic—as reported	$2.39
Basic—pro forma	2.37
Diluted—as reported	2.33
Diluted—pro forma	2.31

    (1)
    Represents compensation expense on all restricted stock and stock option awards granted after January 1, 2003.

    (2)
    Includes the compensation expense added back in (1).

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

        The Company sponsors a qualified non-contributory defined benefit pension plan, which covers substantially all employees and provides benefits under a cash balance formula, except that employees satisfying certain age and service requirements remain covered by a prior final average pay formula. In addition, the Company and TPC sponsor nonqualified defined benefit pension plans which cover certain highly-compensated employees and also sponsor postretirement health and life insurance benefit plans for employees satisfying certain age and service requirements and for certain retirees.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        As discussed in note 1, the Company adopted the provisions of FAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) at December 31, 2006.

        The incremental effects of applying FAS 158 on individual line items of the Company's balance sheet at December 31, 2006 were as follows:

(in millions)	Before Application of FAS 158	Adjustments	After Application of FAS 158
Deferred tax asset	$1,493	$43	$1,536
Other assets	2,742	(155)	2,587
Total assets	113,873	(112)	113,761
Other liabilities	6,674	(32)	6,642
Total liabilities	88,658	(32)	88,626
Accumulated other changes in equity from nonowner sources	532	(80)	452
Total shareholders' equity	25,215	(80)	25,135

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Obligations and Funded Status

        The following tables summarize the funded status, obligations and amounts recognized in the consolidated balance sheet for the Company's benefit plans. The Company uses a December 31 measurement date for its pension and postretirement benefit plans.

	Qualified Domestic Plan		Nonqualified and Foreign Plans
					Total
(for the year ended December 31, in millions)
	2007	2006	2007	2006	2007	2006
Change in projected benefit obligation
Benefit obligation at beginning of year	$1,752	$1,750	$192	$192	$1,944	$1,942
Benefits earned	67	62	2	2	69	64
Interest cost on benefit obligation	101	98	10	10	111	108
Actuarial loss (gain)	34	(32)	(1)	(2)	33	(34)
Benefits paid	(105)	(126)	(16)	(21)	(121)	(147)
Divestiture	(8)	—	(9)	—	(17)	—
Foreign currency exchange rate change	—	—	4	11	4	11

Benefit obligation at end of year	1,841	1,752	182	192	2,023	1,944

Change in plan assets
Fair value of plan assets at beginning of year	1,884	1,786	103	95	1,987	1,881
Actual return on plan assets	99	224	7	6	106	230
Company contributions	—	—	11	12	11	12
Benefits paid	(105)	(126)	(16)	(21)	(121)	(147)
Asset transfer—divestiture	(8)	—	(4)	—	(12)	—
Foreign currency exchange rate change	—	—	4	11	4	11

Fair value of plan assets at end of year	1,870	1,884	105	103	1,975	1,987

Funded status of plan at end of year	$29	$132	$(77)	$(89)	$(48)	$43

Amounts recognized in the statement of financial position consist of:
Accrued over-funded benefit plan assets	$29	$132	$9	$3	$38	$135
Accrued under-funded benefit plan liabilities	—	—	(86)	(92)	(86)	(92)

Total	$29	$132	$(77)	$(89)	$(48)	$43

Amounts recognized in the accumulated other changes in equity from nonowner sources consist of:
Prior service benefit	$(13)	$(19)	$(1)	$(1)	$(14)	$(20)
Net actuarial loss	245	168	35	40	280	208

Total	$232	$149	$34	$39	$266	$188

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)
	2007	2006
Change in projected benefit obligation:
Benefit obligation at beginning of year	$265	$282
Benefits earned	1	2
Interest cost on benefit obligation	16	16
Actuarial gain	(4)	(16)
Benefits paid	(19)	(19)
Divestiture	(8)	—
Foreign currency exchange rate change	(1)	—

Benefit obligation at end of year	250	265

Change in plan assets:
Fair value of plan assets at beginning of year	27	25
Actual return on plan assets	1	1
Company contributions	17	20
Benefits paid	(19)	(19)
Asset transfer—divestiture	(3)	—

Fair value of plan assets at end of year	23	27

Funded status of plan at year end	$(227)	$(238)

Amounts recognized in the statement of financial position consist of:
Accrued underfunded benefit plan liability	$(227)	$(238)

Total	$(227)	$(238)

Amounts recognized in accumulated other changes in equity from nonowner sources consist of:
Prior service benefit	$—	$—
Net actuarial gain	(42)	(44)

Total	$(42)	$(44)

        The total accumulated benefit obligation for the Company's defined benefit pension plans was $1.97 billion and $1.90 billion at December 31, 2007 and 2006, respectively. The Qualified Domestic Plan accounted for $1.79 billion and $1.71 billion of the total accumulated benefit obligation at December 31, 2007 and 2006, respectively, whereas the Nonqualified and Foreign Plans accounted for $0.18 billion and $0.19 billion of the total accumulated benefit obligation at December 31, 2007 and 2006, respectively.

        For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate projected benefit obligation and the aggregate accumulated benefit obligation were both $115 million at December 31, 2007, and were both $123 million at December 31, 2006. The fair value of plan assets for the above plans was $29 million and $31 million at December 31, 2007 and 2006, respectively.

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

        The pension plan projected benefit obligation divestiture of $17 million and the pension plan asset divestiture of $12 million is a result of the sale of the Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., by the Company in March 2007 and the transfer of certain assets in a 414(k) transfer to the Travelers 401K Plan in the third quarter 2007. The 414(k) asset transfer was made as a result of the Company's review of the structure and investment options available under the pension plan, and after recent changes in federal law governing tax-deferred IRA transfers for non-spouse beneficiaries.

        The following table summarizes the components of net periodic benefit cost and other amounts recognized in accumulated other changes in equity from nonowner sources related to the benefit plans for the years ended December 31, 2007, 2006 and 2005.

	Pension Plans				Postretirement Benefit Plans
(in millions)
	2007	2006	2005		2007	2006	2005
Net Periodic Benefit Cost:
Service cost	$69	$64		$61	$1	$2		$4
Interest cost on benefit obligation	111	108		103	16	16		19
Expected return on plan assets	(150)	(148)		(139)	(1)	(1)		(2)
Amortization of unrecognized:
Prior service benefit	(6)	(6)		(6)	—	—		—
Net actuarial loss (gain)	4	9		1	(3)	—		—

Net benefit expense	$28	$27		$20	$13	$17		$21

Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Accumulated Other Changes in Equity from Nonowner Sources:
Prior service benefit	$—	$(20)	$	N/A	$—	$—	$	N/A
Net actuarial loss (gain)	76	208		N/A	(1)	(44)		N/A
Amortization of prior service benefit	6	—		N/A	—	—		N/A
Amortization of net actuarial (loss) gain	(4)	—		N/A	3	—		N/A

Total other changes recognized in accumulated other changes in equity from nonowner sources	78	188		N/A	2	(44)		N/A

Total other changes recognized in net benefit expense and accumulated other changes in equity from nonowner sources	$106	$215	$	N/A	$15	$(27)	$	N/A

N/A—Not applicable.

        The estimated net loss (gain) and prior service benefit for the defined benefit pension plans that will be amortized from other changes in equity from nonowner sources into net periodic benefit cost over the next fiscal year are $8 million and $(6) million, respectively. The estimated net loss (gain) and prior service cost for the postretirement benefit plans that will be amortized from other changes in equity from nonowner sources into net periodic benefit cost over the next fiscal year are $(3) million and $0 million, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Assumptions and Health Care Cost Trend Rate Sensitivity

(at and for the year ended December 31,)	2007	2006
Assumptions used to determine benefit obligations
Discount rate	6.00%	6.00%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate	6.00%	5.75%
Expected long-term rate of return on pension plans' assets	8.00%	8.00%
Expected long-term rate of return on postretirement benefit plans' assets	5.50%	5.50%
Assumed health care cost trend rates
Following year:
Medical (before age 65)	7.00%	8.00%
Medical (age 65 and older)	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate:
Medical (before age 65)	2010	2010
Medical (age 65 and older)	2012	2012

        The discount rate assumption used to determine the benefit obligation is based on the Moody's Aa Corporate Bond index increased by 25 basis points to reflect the long duration nature of the pension obligation and adjusted to the nearest quarter rate. The discount rate is then back-tested by comparison to a yield curve that reflects the hypothetical portfolio of high quality bonds (rated Aa or higher by a recognized rating agency) for which the timing and amount of cash outflows approximates the estimated payouts of the Plan.

        In choosing the expected long-term rate of return, the Company's Pension Plan Investment Committee considered the historical returns of equity and fixed income markets in conjunction with today's economic and financial market conditions.

        As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation by $23 million at December 31, 2007, and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2007. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation at December 31, 2007 by $19 million and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2007.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Plan Assets

        The percentage of the fair value of pension plan assets held by asset category is as follows:

(at December 31,)	2007	2006
Equity securities	63%	65%
Debt securities	30%	29%
Cash	5%	4%
Other	2%	2%

Total	100%	100%

        Pension plan assets are invested for the exclusive benefit of the plan participants and beneficiaries and are intended, over time, to satisfy the benefit obligations under the plan. Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial position. The asset mix guidelines have been established and are reviewed quarterly. These guidelines are intended to serve as tools to facilitate the investment of plan assets to maximize long-term total return and the ongoing oversight of the plan's investment performance. The investment portfolio contains a diversified mix of equity and fixed-income investments. Equity investments are diversified across U.S. and non-U.S. stocks. Other assets such as partnerships and real estate are used to enhance long-term returns while improving portfolio diversification. Investment risk is measured and monitored on an ongoing basis through daily and monthly investment portfolio review, annual liability measurements, and periodic asset/liability studies.

        Maximum and minimum targets for asset allocations at December 31, 2007 by asset category were as follows:

Asset Category	Plan Assets
Equity securities	25 - 75%
Fixed maturity securities	15 - 75%
Cash	0 - 20%
Other	0 - 10%

        Equity securities include 797,600 shares of the Company's common stock with a market value of $43 million at December 31, 2007.

        The Company's other post-retirement benefit plan weighted-average asset allocations at December 31, 2007 and 2006 by asset category were as follows:

Asset Category	2007	2006
Fixed maturity securities	62%	68%
Cash	34%	28%
Equity securities	4%	4%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Estimated Future Benefit Payments

        Benefits expected to be paid, which reflect estimated future employee service, are estimated to be:

Expected payments by period (in millions)	Pension Plans	Postretirement Benefit Plans	Prescription Drug Subsidy
2008	$126	$21	$3
2009	129	21	3
2010	131	22	3
2011	135	22	3
2012	141	22	3
2013 through 2017	726	111	18

Savings Plan

        The Company, in September 2005, merged the Travelers 401(k) Savings Plan, The St. Paul Companies, Inc. Savings Plus Plan (SPP), and The St. Paul Companies, Inc. Stock Ownership Plan (SOP) into one new plan, The St. Paul Travelers 401(k) Savings Plan. Effective February 27, 2007, the name of The St. Paul Travelers 401(k) Savings Plan was changed to The Travelers 401(k) Savings Plan (the Savings Plan). Substantially all Company employees are eligible to participate in the Savings Plan. The Company matched employee contributions up to 5% of eligible pay, with a maximum annual match of $5,000 which becomes 100% vested after three years of service. The Company match contributed to accounts in 2006 was primarily in the form of the Company's common stock. Beginning with the 2006 match that was contributed in 2007, the Company matching contribution is made in cash and invested according to the employee's current investment elections. The Company matching contribution can be reinvested at any time into any other investment option. The expense related to this plan was $78 million and $69 million for the years ended December 31, 2007 and 2006, respectively.

Legacy SPC 401(k) Savings Plus and Stock Ownership Plans

        Prior to the September 2005 plan merger and in connection with the merger with SPC, the Company assumed The St. Paul Companies, Inc. Savings Plus Plan (SPP), a 401(k) savings plan, and The St. Paul Companies, Inc. Stock Ownership Plan (SOP). Substantially all employees who were hired by legacy SPC before April 1, 2004 were eligible to participate in these plans. In 2004 under the SPP, the Company matched 100% of employees' contributions up to a maximum of 6% of their salary. The match was in the form of preferred shares, to the extent available in the SOP, or in the Company's common shares. Also allocated to participants were preferred shares equal to the value of dividends on previously allocated shares.

        To finance the preferred stock purchase for future allocation to qualified employees, the SOP borrowed $150 million at 9.4% from a primary U.S. underwriting subsidiary. As the principal and interest of the trust's loan was paid, a pro rata amount of preferred stock was released for allocation to participating employees. Each share of preferred stock pays a dividend of $11.72 annually and is currently convertible into eight shares of the Company's common stock. Preferred stock dividends on all shares held by the trust were used to pay a portion of the SOP obligation. In addition to dividends paid to the trust, additional cash contributions were made to the SOP as necessary in order to meet the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

SOP's debt obligation. The SOP's debt obligation was paid off in January 2005 with a final payment of $5 million; consequently, all preferred stock dividends are now paid to preferred stockholders. The SOP has no preferred shares available for future allocations.

        All common shares and the common stock equivalent of all preferred shares held by the Savings Plan are considered outstanding for diluted EPS computations and dividends paid on all shares are charged to retained earnings.

13. LEASES

        Rent expense was $237 million, $238 million and $219 million in 2007, 2006 and 2005, respectively.

        Future minimum annual rental payments under noncancellable operating leases are $203 million, $184 million, $129 million, $97 million, $77 million and $193 million for 2008, 2009, 2010, 2011, 2012 and 2013 and thereafter, respectively. Future sublease rental income aggregating approximately $40 million will partially offset these commitments.

14. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivative Financial Instruments

Derivative Instruments Designated as Hedging Instruments

        The Company has foreign currency hedges of net investments in foreign operations in which derivatives (foreign currency forward contracts) hedge the foreign currency exposure. The effective portion of the change in fair value of the derivative hedging the net investment, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment. For the years ended December 31, 2007 and 2006, the amount included in changes in equity from nonowner sources was a gain of $1 million in 2007 and a loss of less than $1 million in 2006. During 2006, the Company incurred net realized investment losses of approximately $8 million resulting from the dissolution of a designated hedging relationship. With regard to hedge ineffectiveness, in 2007, the Company had no realized gains or losses, and in 2006, the Company incurred net realized investment losses of less than $1 million.

Derivative Instruments not Designated as Hedging Instruments

        Derivatives that are not designated or do not qualify as hedges are carried at fair value with changes in value reflected in net realized investment gains (losses). The Company has certain U.S. Treasury futures contracts and foreign currency forward contracts, which are not designated as hedges at December 31, 2007 and 2006.

        The Company engaged in U.S. Treasury note futures transactions to modify the duration of specific assets within the investment portfolio. The Company enters into 90-day futures contracts on 2-year, 5-year, 10-year and 30-year U.S. Treasury notes which require a daily mark-to-market settlement with the broker. The notional value of the open U.S. Treasury futures contracts was $250 million and $350 million at December 31, 2007 and 2006, respectively. These derivative instruments are not designated and do not qualify as hedges under FAS 133 and as such the daily mark-to-market changes in fair value are reflected in net realized investment gains (losses). Net realized investment gains in

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

2007 and 2006 included net losses of $8 million and net gains of $30 million, respectively, related to U.S. Treasury futures contracts which are settled daily.

        The Company owns six million stock purchase warrants of Platinum Underwriters Holdings, Ltd., a publicly-held company. These warrants are not designated and do not qualify as hedges under FAS 133 and as such the mark-to-market changes in fair value are reflected in net realized investment gains (losses). In 2007 and 2006, the Company recorded a net realized investment gain of $21 million and a net realized investment loss of $22 million, respectively, related to the Company's holdings of stock purchase warrants of Platinum Underwriters Holdings, Ltd.

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

Fair Value of Financial Instruments

        The Company uses various financial instruments in the normal course of its business. The Company's insurance contracts are excluded from FAS 107, Disclosures about Fair Value of Financial Instruments and, therefore, are not included in the amounts discussed below.

        At December 31, 2007 and 2006, investments in fixed maturities had a fair value, which equaled carrying value, of $64.92 billion and $62.67 billion, respectively. The fair value of investments in fixed maturities for which an estimated market price from the pricing service or external broker quote is not available was $489 million and $547 million at December 31, 2007 and 2006, respectively. See note 1.

        The carrying values of cash, short-term securities, mortgage loans and investment income accrued approximated their fair values. See notes 1 and 3.

        The carrying values of $865 million and $876 million of financial instruments classified as other assets approximated their fair values at December 31, 2007 and 2006, respectively. The carrying values of $4.68 billion and $5.15 billion of financial instruments classified as other liabilities at December 31, 2007 and 2006, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

        The carrying value and fair value of the Company's debt at December 31, 2007 was $6.24 billion and $6.06 billion, respectively. The respective totals at December 31, 2006 were $5.76 billion and $5.98 billion. The fair value of the Company's debt is determined on a present value basis using the most recent observed market yield.

        The fair value of commercial paper included in debt outstanding at December 31, 2007 and 2006 approximated its book value because of its short-term nature. For other debt, the fair value estimate was based upon the bid price at December 31, 2007 and 2006.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

        The following section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company's property is subject.

Asbestos- and Environmental-Related Proceedings

        In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation, including, among others, the litigation described below. The Company continues to be subject to aggressive asbestos-related litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. For a discussion of other information regarding the Company's asbestos and environmental exposure, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation," "—Environmental Claims and Litigation" and "—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves."

        Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, is involved in three significant proceedings relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos. The proceedings, which are pending in the U.S. Bankruptcy Court for the District of Delaware (In re: ACandS, Inc.) and the U.S. District Court for the District of Pennsylvania (ACandS, Inc. v. Travelers Casualty and Surety Co., No. 03-MC-222 and ACandS, Inc. v. Travelers Casualty and Surety Co., 00-CV-4633), involve disputes as to whether and to what extent any of ACandS' potential liabilities for current or future bodily injury asbestos claims are covered by insurance policies issued by TPC.

        On July 6, 2007, the Company announced that it entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS, including the three proceedings mentioned above. Under the settlement agreement, the Company will contribute $449 million to a trust to be established pursuant to ACandS' plan of reorganization. In exchange, the Company will be released from any obligations it has to ACandS for asbestos-related claims and will be protected from any such claims by injunctions to be issued in the Company's favor by the federal court overseeing ACandS' bankruptcy case. The settlement is subject to a number of contingencies. Pursuant to the settlement agreement, ACandS and the Company have agreed to stay the claims against each other in the three proceedings described above. Once all of the contingencies of the settlement are satisfied, these claims will be dismissed with prejudice.

        On August 27, 2007, the bankruptcy court overseeing ACandS' bankruptcy approved the settlement and no appeals from that approval were taken. As a result, the Company has placed $449 million into escrow. Upon fulfillment of all contingencies, including final court approval of a plan of reorganization for ACandS and the issuance of the injunctions described above, those funds will be released from escrow to the trust created under ACandS' plan of reorganization. The release of the funds to the trust will be recorded as a paid claim and reduction in claim reserves, and accordingly, there will be no effect on the Company's results of operations. The Company expects to seek to recover approximately $84 million of the $449 million from reinsurers.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

        In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against TPC and other insurers (not including SPC) in state court in West Virginia. These cases were subsequently consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia. The plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers. Similar lawsuits were filed in West Virginia, Massachusetts and Hawaii state courts (these suits are collectively referred to as the Statutory and Hawaii Actions).

        In March 2002, the plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court amended their complaint to include TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products. The plaintiffs seek damages, including punitive damages. Lawsuits seeking similar relief and raising similar allegations, primarily violations of purported common law duties to third parties, are also pending in Texas state court against TPC and SPC, and in Louisiana state court against TPC (the claims asserted in these suits, together with the West Virginia suit, are collectively referred to as the Common Law Claims).

        The federal bankruptcy court that had presided over the bankruptcy of TPC's former policyholder Johns-Manville Corporation issued a temporary injunction prohibiting the prosecution of the Statutory Actions (but not the Hawaii Actions), the Common Law Claims and an additional set of cases filed in various state courts in Texas and Ohio, and enjoining certain attorneys from filing any further lawsuits against TPC based on similar allegations. Notwithstanding the injunction, additional common law claims were filed against TPC.

        In November 2003, the parties reached a settlement of the Statutory and Hawaii Actions. This settlement includes a lump-sum payment of up to $412 million by TPC, subject to a number of significant contingencies. In May 2004, the parties reached a settlement resolving substantially all pending and similar future Common Law Claims against TPC. This settlement requires a payment of up to $90 million by TPC, subject to a number of significant contingencies. Each of these settlements is contingent upon, among other things, an order of the bankruptcy court clarifying that all of these claims, and similar future asbestos-related claims against TPC, are barred by prior orders entered by the bankruptcy court.

        On August 17, 2004, the bankruptcy court entered an order approving the settlements and clarifying its prior orders that all of the pending Statutory and Hawaii Actions and substantially all Common Law Claims pending against TPC are barred. The order also applies to similar direct action claims that may be filed in the future.

        On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court's orders while vacating that portion of the bankruptcy court's orders that required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court.

        Various parties appealed the district court's March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit. On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court's approval of an order issued by the bankruptcy court prohibiting the prosecution of the Statutory and Hawaii Actions and the Common Law Claims, as well as future similar direct action litigation, against TPC. Final approval of the order was a predicate to TPC's financial obligations under the settlement agreements. One or more of the parties may seek

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

further appellate review of the Second Circuit's opinion, and the Company is evaluating its appellate options. Unless the Second Circuit's decision is reversed on further appeal and the bankruptcy court's order is reinstated and becomes final, the settlements will be voided, TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses) and the Company intends to litigate the direct action cases vigorously.

        SPC, which is not covered by the bankruptcy court rulings or the settlements described above, has numerous defenses in the direct action cases asserting common law claims that are pending against it. There have been favorable rulings during 2003 and 2004 in Texas and during 2004 and 2005 in Ohio on motions to dismiss filed by SPC and other insurers that dealt with statute of limitations and the validity of the alleged causes of actions. On May 26, 2005, the Court of Appeals of Ohio, Eighth District, affirmed the earliest of these favorable rulings. In Texas, only one court, in June of 2005, has denied the insurers' initial challenges to the pleadings. That ruling was contrary to the rulings by other courts in similar cases, and SPC and the other insurer defendants have filed a petition with the Texas Court of Appeals seeking relief from that ruling.

        Currently, it is not possible to predict legal outcomes and their impact on the future development of claims and litigation relating to asbestos and environmental claims. Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the current related reserves. In addition, the Company's estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's results of operations in future periods.

Shareholder Litigation and Related Proceedings

        In November 2004, two purported class actions were brought in the U.S. District Court for the District of Minnesota by certain shareholders of the Company against the Company and certain of its current and former officers and directors. These two actions were consolidated as In re St. Paul Travelers Securities Litigation II. An amended consolidated complaint was filed alleging violations of federal securities laws in connection with (i) the Company's alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, (ii) the Company's alleged involvement in a conspiracy to rig bids and (iii) the Company's allegedly improper use of finite reinsurance products. On January 17, 2008, the parties in In re St. Paul Travelers Securities Litigation II entered into a stipulation of settlement resolving the case. The settlement is subject to court approval. The settlement will not have a material impact on the Company's results of operations.

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

        The Company's Gulf operation brought an action on May 22, 2003 in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), XL Reinsurance America, Inc. (XL),

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

Odyssey America Reinsurance Corporation (Odyssey), Employers Reinsurance Company (Employers) and Gerling Global Reinsurance Corporation of America (Gerling), to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf's February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy. The reinsurers asserted counterclaims seeking rescission of the vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract. Gerling commenced a separate action asserting the same claims, which has been consolidated with the original Gulf action for pre-trial purposes.

        Gulf has entered into final settlement agreements with Employers, XL, Transatlantic and Odyssey which resolve all claims between Gulf and these defendants under the reinsurance agreements at issue in the litigation.

        In November 2007, the court issued rulings denying Gulf's motion for partial summary judgment against Gerling, the sole remaining defendant, but granting Gerling's motion for partial summary judgment on certain claims and counterclaims asserted by Gulf and Gerling. Gulf has appealed the court's decision to the Supreme Court of New York Appellate Division, First Department, and has been granted a stay of trial on the remaining claims pending that appeal. Gulf denies Gerling's allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the action.

        Based on the Company's beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

        The Company is a defendant in three consolidated lawsuits in the U.S. District Court for the Eastern District of Louisiana arising out of disputes with certain policyholders over whether insurance coverage is available for flood losses arising from Hurricane Katrina: Chehardy, et al. v. State Farm, et al., Vanderbrook, et al. v. State Farm Fire & Cas. Co., et al., and Xavier University of Louisiana v. Travelers Property Ca. Co. of America. Chehardy and Vanderbrook are purported class actions in which the Company is one of several insurer defendants. Xavier is an individual suit involving a property insurance policy brought by one of the Company's insureds. All of these actions allege that the losses were caused by the failure of the New Orleans levees. On November 27, 2006, the district court issued a ruling in the three consolidated cases denying the motions of the Company and certain other insurers for a summary disposition of the cases.

        On August 2, 2007, the U.S. Court of Appeals for the Fifth Circuit reversed the district court's ruling, holding that there is no coverage for the plaintiffs' flood losses under the policies at issue (including policies issued by the Company) because the policies' flood exclusions unambiguously exclude coverage. On August 27, 2007, the Fifth Circuit denied the plaintiffs' petition for rehearing. The plaintiffs filed a Petition for Writ of Certiorari with the U.S. Supreme Court, which was denied on February 19, 2008.

        The district court to which these cases were remanded following the Fifth Circuit decision discussed above has issued an order staying all proceedings concerning the interpretation of the flood exclusion until a decision is rendered in an appeal pending in the Louisiana Supreme Court entitled Joseph Sher v. Lafayette Insurance Co., et al.Sher is an appeal from a decision of a Louisiana state appellate court in which, contrary to the Fifth Circuit's ruling discussed above, certain judges on the panel ruled that the flood exclusion at issue in the case is ambiguous. Although the Company is not a party to Sher, the district court issued the stay on the basis that the Louisiana Supreme Court's

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

decision in Sher may be relevant to the outcome of the district court cases. Oral argument in Sher is scheduled for February 26, 2008.

        As previously disclosed, as part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the U.S. Attorney for the Southern District of New York and the U.S. Securities and Exchange Commission. The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company's involvement with "non-traditional insurance and reinsurance products." The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

        The Company is cooperating with these subpoenas and requests for information. In addition, outside counsel, with the oversight of the Company's board of directors, conducted an internal review of certain of the Company's business practices. This review initially focused on the Company's relationship with brokers and was commenced after the announcement of litigation brought by the New York Attorney General's office against a major broker.

        The internal review was expanded to address the various requests for information described above and to verify whether the Company's business practices in these areas have been appropriate. The Company's review has been extensive, involving the examination of e-mails and underwriting files, as well as interviews of current and former employees.

        In its review, the Company found only a few instances of conduct that were inconsistent with the Company's employee code of conduct and has responded appropriately. The Company's internal review with respect to finite reinsurance considered finite products the Company both purchased and sold. The Company has completed its review with respect to the identified finite products purchased and sold, and has concluded that no adjustment to previously issued financial statements is required.

        Any authority with open inquiries or investigations could ask that additional work be performed or reach conclusions different from the Company's. Accordingly, it would be premature to reach any conclusions as to the likely outcome of the regulatory inquiries described above.

        In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers. The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys' fees. All defendants moved to dismiss the complaint for failure to state a claim. After giving plaintiffs multiple opportunities to replead, the court dismissed

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs are appealing the district court's decisions to the U.S. Court of Appeals for the Third Circuit. Additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation, and further actions may be brought. The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

        In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against policyholders, or as an insurer defending claims brought against it relating to coverage or the Company's business practices. While the ultimate resolution of these legal proceedings could be material to the Company's results of operations in a future period, in the opinion of the Company's management, none would likely have a material adverse effect on the Company's financial position or liquidity.

        The Company previously reported that it sought guidance from the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Uncertainties." After discussion with the staff of the Division of Corporate Finance and the Company's independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC. The Company is cooperating with the requests for information.

Other Commitments and Guarantees

Commitments

        Investment Commitments—The Company has unfunded commitments to partnerships, limited liability companies, joint ventures and certain private equity investments in which it invests. These commitments were $1.60 billion and $1.39 billion at December 31, 2007 and 2006, respectively.

        SPC's Sale of Minet—In May 1997, SPC completed the sale of its insurance brokerage operation, Minet, to Aon Corporation. SPC agreed to indemnify Aon against any future claims for professional liability and other specified events that occurred or existed prior to the sale. The Company assumed obligations related to this indemnification upon consummation of the merger. The Company monitors its exposure under these claims on a regular basis. The Company believes reserves for reported claims are adequate, but it does not have information on unreported claims to estimate a range of additional liability.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

Guarantees

        The Company has certain contingent obligations for guarantees related to letters of credit, issuance of debt securities, certain investments and third party loans related to certain investments, and various indemnifications related to the sale of business entities. The Company also provides standard indemnifications to service providers in the normal course of business. The indemnification clauses are often standard contractual terms.

        At December 31, 2007, the aggregate amount of the Company's obligation for guarantees of certain investments and third party loans related to certain investments that are quantifiable was $58 million.

        In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the close, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation. Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations. As of December 31, 2007, the aggregate amount of the Company's obligation for those indemnifications that are quantifiable related to sales of business entities was $1.86 billion. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments. Included in the indemnification obligations at December 31, 2007 was $193 million related to the Company's variable interest in Camperdown UK Limited, which SPC sold in December 2003. The Company's variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The carrying value of this obligation as of December 31, 2007 was $59 million, which was included in "Other Liabilities" on the Company's consolidated balance sheet.

16. NONCASH INVESTING AND FINANCING ACTIVITIES

        There were no significant noncash financing or investing activities during the years ended December 31, 2007 and 2006.

        In 2005, the Company remarketed senior notes that were originally issued in 2002, resetting the interest rate from 5.25% to 5.01%. There were no other significant noncash financing or investing activities during the year ended December 31, 2005.

17. DISCONTINUED OPERATIONS

        In 2005, the Company completed the divestiture of its 78% equity interest in Nuveen Investments, which constituted its Asset Management segment, through a series of transactions. The divestiture resulted in net pretax cash proceeds of $2.40 billion. In 2005, the Company recorded a pretax gain on disposal of $345 million ($224 million after-tax), and a net operating loss from discontinued operations of $663 million, consisting primarily of $710 million of tax expense which resulted from the difference between the tax basis and the GAAP carrying value of the Company's investment in Nuveen Investments, partially offset by the Company's share of Nuveen Investments' net income for 2005.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

        The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.60 billion as of December 31, 2007.

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

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2007

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$14,507	$6,963	$—	$—	$21,470
Net investment income	2,553	1,130	78	—	3,761
Fee income	506	2	—	—	508
Net realized investment gains	67	70	17	—	154
Other revenues	42	81	12	(11)	124

Total revenues	17,675	8,246	107	(11)	26,017

Claims and expenses
Claims and claim adjustment expenses	8,375	4,022	—	—	12,397
Amortization of deferred acquisition costs	2,437	1,269	—	—	3,706
General and administrative expenses	2,250	1,048	65	(11)	3,352
Interest expense	101	—	245	—	346

Total claims and expenses	13,163	6,339	310	(11)	19,801

Income (loss) before income taxes	4,512	1,907	(203)	—	6,216
Income tax expense (benefit)	1,207	455	(47)	—	1,615
Equity in net income of subsidiaries	—	—	4,757	(4,757)	—

Net income	$3,305	$1,452	$4,601	$(4,757)	$4,601

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2006

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$13,861	$6,899	$—	$—	$20,760
Net investment income	2,357	1,059	103	(2)	3,517
Fee income	589	2	—	—	591
Net realized investment gains (losses)	(11)	46	(24)	—	11
Other revenues	104	64	54	(11)	211

Total revenues	16,900	8,070	133	(13)	25,090

Claims and expenses
Claims and claim adjustment expenses	8,116	4,128	—	—	12,244
Amortization of deferred acquisition costs	2,228	1,111	—	—	3,339
General and administrative expenses	2,286	1,128	55	(11)	3,458
Interest expense	140	—	186	(2)	324

Total claims and expenses	12,770	6,367	241	(13)	19,365

Income (loss) before income taxes	4,130	1,703	(108)	—	5,725
Income tax expense (benefit)	1,118	436	(37)	—	1,517
Equity in net income of subsidiaries	—	—	4,279	(4,279)	—

Net income	$3,012	$1,267	$4,208	$(4,279)	$4,208

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2005

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$13,494	$6,847	$—	$—	$20,341
Net investment income	2,191	953	21	—	3,165
Fee income	661	3	—	—	664
Net realized investment gains (losses)	35	(21)	3	—	17
Other revenues	166	12	11	(11)	178

Total revenues	16,547	7,794	35	(11)	24,365

Claims and expenses
Claims and claim adjustment expenses	9,835	5,092	—	—	14,927
Amortization of deferred acquisition costs	2,038	1,214	—	—	3,252
General and administrative expenses	2,198	1,010	32	(11)	3,229
Interest expense	142	(2)	146	—	286

Total claims and expenses	14,213	7,314	178	(11)	21,694

Income (loss) from continuing operations before income taxes	2,334	480	(143)	—	2,671
Income tax expense (benefit)	565	72	(27)	—	610
Equity in net income of subsidiaries	—	—	2,215	(2,215)	—

Income from continuing operations	1,769	408	2,099	(2,215)	2,061

Discontinued operations
Operating loss, net of taxes	—	(82)	(581)	—	(663)
Gain on disposal, net of taxes	—	120	104	—	224

Income (loss) from discontinued operations	—	38	(477)	—	(439)

Net income	$1,769	$446	$1,622	$(2,215)	$1,622

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2007

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $1,988 subject to securities lending) (amortized cost $64,152)	$42,278	$22,249	$393	$—	$64,920
Equity securities, at fair value (cost $473)	276	140	72	—	488
Real estate	2	848	—	—	850
Short-term securities	2,721	1,290	1,175	—	5,186
Other investments	2,294	944	136	—	3,374

Total investments	47,571	25,471	1,776	—	74,818

Cash	202	55	14	—	271
Investment income accrued	535	321	5	—	861
Premiums receivable	4,037	2,105	—	—	6,142
Reinsurance recoverables	10,126	5,515	—	—	15,641
Ceded unearned premiums	861	262	—	—	1,123
Deferred acquisition costs	1,530	279	—	—	1,809
Deferred tax asset	871	303	33	—	1,207
Contractholder receivables	4,924	1,772	—	—	6,696
Goodwill	2,412	954	—	—	3,366
Other intangible assets	425	389	—	—	814
Investment in subsidiaries	—	—	29,522	(29,522)	—
Other assets	1,935	465	245	(169)	2,476

Total assets	$75,429	$37,891	$31,595	$(29,691)	$115,224

Liabilities
Claims and claim adjustment expense reserves	$37,000	$20,700	$—	$—	$57,700
Unearned premium reserves	7,674	3,553	—	—	11,227
Contractholder payables	4,924	1,772	—	—	6,696
Payables for reinsurance premiums	332	286	—	—	618
Debt	1,595	152	4,664	(169)	6,242
Other liabilities	3,844	1,966	315	—	6,125

Total liabilities	55,369	28,429	4,979	(169)	88,608

Shareholders' equity
Preferred Stock Savings Plan— convertible preferred stock (0.3 shares issued and outstanding)	—	—	112	—	112
Common stock (1,750.0 shares authorized; 627.8 shares issued and outstanding)	—	396	18,990	(396)	18,990
Additional paid-in capital	11,052	7,134	—	(18,186)	—
Retained earnings	8,487	1,690	11,110	(10,177)	11,110
Accumulated other changes in equity from nonowner sources	521	242	670	(763)	670
Treasury stock, at cost (82.9 shares)	—	—	(4,266)	—	(4,266)

Total shareholders' equity	20,060	9,462	26,616	(29,522)	26,616

Total liabilities and shareholders' equity	$75,429	$37,891	$31,595	$(29,691)	$115,224

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2006

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $1,674 subject to securities lending) (amortized cost $62,244)	$39,736	$22,511	$419	$—	$62,666
Equity securities, at fair value (cost $436)	326	80	67	—	473
Real estate	8	785	—	—	793
Short-term securities	2,623	1,338	977	—	4,938
Other investments	2,019	1,270	109	—	3,398

Total investments	44,712	25,984	1,572	—	72,268

Cash	325	130	4	—	459
Investment income accrued	501	322	7	(3)	827
Premiums receivable	3,916	2,265	—	—	6,181
Reinsurance recoverables	12,963	4,857	—	—	17,820
Ceded unearned premiums	1,013	230	—	—	1,243
Deferred acquisition costs	1,323	292	—	—	1,615
Deferred tax asset	1,037	484	15	—	1,536
Contractholder receivables	4,541	2,013	—	—	6,554
Goodwill	2,412	1,026	—	—	3,438
Other intangible assets	273	491	—	—	764
Investment in subsidiaries	—	—	26,946	(26,946)	—
Other assets	1,921	589	279	(202)	2,587

Total assets	$74,937	$38,683	$28,823	$(27,151)	$115,292

Liabilities
Claims and claim adjustment expense reserves	$38,752	$20,536	$—	$—	$59,288
Unearned premium reserves	7,655	3,573	—	—	11,228
Contractholder payables	4,541	2,013	—	—	6,554
Payables for reinsurance premiums	284	401	—	—	685
Debt	2,469	155	3,338	(202)	5,760
Other liabilities	4,449	1,846	350	(3)	6,642

Total liabilities	58,150	28,524	3,688	(205)	90,157

Shareholders' equity
Preferred Stock Savings Plan— convertible preferred stock (0.4 shares issued and outstanding)	—	—	129	—	129
Common stock (1,750.0 shares authorized; 678.3 shares issued and outstanding)	—	745	18,530	(745)	18,530
Additional paid-in capital	9,910	7,711	—	(17,621)	—
Retained earnings	6,472	1,618	7,253	(8,090)	7,253
Accumulated other changes in equity from nonowner sources	405	85	452	(490)	452
Treasury stock, at cost (25.2 shares)	—	—	(1,229)	—	(1,229)

Total shareholders' equity	16,787	10,159	25,135	(26,946)	25,135

Total liabilities and shareholders' equity	$74,937	$38,683	$28,823	$(27,151)	$115,292

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2007

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$3,305	$1,452	$4,601	$(4,757)	$4,601
Net adjustments to reconcile net income to net cash provided by operating activities	(81)	732	(2,304)	2,338	685

Net cash provided by operating activities	3,224	2,184	2,297	(2,419)	5,286

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,972	2,312	21	—	5,305
Proceeds from sales of investments:
Fixed maturities	3,730	3,584	9	—	7,323
Equity securities	67	39	—	—	106
Real estate	9	2	—	—	11
Other investments	820	640	—	—	1,460
Purchases of investments:
Fixed maturities	(8,077)	(6,642)	—	—	(14,719)
Equity securities	(62)	(71)	(2)	—	(135)
Real estate	(1)	(73)	—	—	(74)
Other investments	(543)	(197)	—	—	(740)
Net purchases of short-term securities	(72)	(292)	(198)	—	(562)
Securities transactions in course of settlement	(96)	(24)	(3)	—	(123)
Other	(427)	49	—	—	(378)

Net cash used in investing activities	(1,680)	(673)	(173)	—	(2,526)

Cash flows from financing activities
Issuance of debt	—	—	2,461	—	2,461
Payment of debt	(860)	—	(1,096)	—	(1,956)
Dividends paid to shareholders	—	—	(742)	—	(742)
Issuance of common stock—employee share options	—	—	218	—	218
Treasury shares acquired—share repurchase program	—	—	(2,920)	—	(2,920)
Treasury shares acquired—net employee share-based compensation	—	—	(39)	—	(39)
Excess tax benefits from share-based payment arrangements	—	—	25	—	25
Dividends paid to parent company	(1,287)	(1,440)	—	2,727	—
Capital contributions and loans between subsidiaries	480	(151)	(21)	(308)	—

Net cash used in financing activities	(1,667)	(1,591)	(2,114)	2,419	(2,953)

Effect of exchange rate changes on cash	—	5	—	—	5

Net increase (decrease) in cash	(123)	(75)	10	—	(188)
Cash at beginning of period	325	130	4	—	459

Cash at end of period	$202	$55	$14	$—	$271

Supplemental disclosure of cash flow information
Income taxes paid (received)	$1,074	$438	$(166)	$—	$1,346
Interest paid	$109	$—	$248	$—	$357

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2006

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$3,012	$1,267	$4,208	$(4,279)	$4,208
Net adjustments to reconcile net income to net cash provided by operating activities	(153)	525	(2,930)	3,124	566

Net cash provided by operating activities	2,859	1,792	1,278	(1,155)	4,774

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,410	2,388	12	—	5,810
Proceeds from sales of investments:
Fixed maturities	2,192	2,166	43	—	4,401
Equity securities	195	90	—	—	285
Other investments	765	346	—	—	1,111
Purchases of investments:
Fixed maturities	(7,852)	(5,960)	(33)	—	(13,845)
Equity securities	(11)	(72)	—	—	(83)
Real estate	(2)	(73)	—	—	(75)
Other investments	(567)	(138)	—	—	(705)
Net (purchases) sales of short-term securities	(481)	264	132	—	(85)
Securities transactions in course of settlement	539	(92)	—	—	447
Other	(327)	2	—	—	(325)

Net cash provided by (used in) investing activities	(2,139)	(1,079)	154	—	(3,064)

Cash flows from financing activities
Issuance of debt	—	—	786	—	786
Payment of debt	(154)	—	(652)	—	(806)
Dividends paid to shareholders	—	—	(702)	—	(702)
Issuance of common stock—employee share options	—	—	216	—	216
Treasury shares acquired—share repurchase program	—	—	(1,103)	—	(1,103)
Treasury shares acquired—net employee share-based compensation	—	—	(17)	—	(17)
Excess tax benefits from share-based payment arrangements	—	—	16	—	16
Dividends paid to parent company	(375)	(780)	—	1,155	—
Capital contributions and loans between subsidiaries	—	(8)	8	—	—
Other	(2)	—	19	—	17

Net cash used in financing activities	(531)	(788)	(1,429)	1,155	(1,593)

Effect of exchange rate changes on cash	—	5	—	—	5

Net increase (decrease) in cash	189	(70)	3	—	122
Cash at beginning of period	136	200	1	—	337

Cash at end of period	$325	$130	$4	$—	$459

Supplemental disclosure of cash flow information
Income taxes paid (received)	$869	$156	$(164)	$—	$861
Interest paid	$138	$—	$220	$—	$358

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2005

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,769	$446	$1,622	$(2,215)	$1,622
Net adjustments to reconcile net income to net cash provided by operating activities	859	309	(471)	1,270	1,967

Net cash provided by operating activities of continuing operations	2,628	755	1,151	(945)	3,589
Net cash provided by operating activities of discontinued operations	—	24	—	—	24

Net cash provided by operating activities	2,628	779	1,151	(945)	3,613

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,944	1,996	12	—	4,952
Proceeds from sales of investments:
Fixed maturities	3,095	1,918	179	—	5,192
Equity securities	343	60	—	—	403
Real estate	—	37	—	—	37
Other investments	1,102	258	—	—	1,360
Purchases of investments:
Fixed maturities	(9,417)	(5,618)	(1,011)	—	(16,046)
Equity securities	(9)	(54)	—	—	(63)
Real estate	(7)	(42)	—	—	(49)
Other investments	(511)	(125)	—	—	(636)
Net (purchases) sales of short-term securities	553	571	(982)	—	142
Securities transactions in course of settlement	(583)	(12)	—	—	(595)
Other	(128)	(4)	—	—	(132)

Net cash used in investing activities of continuing operations	(2,618)	(1,015)	(1,802)	—	(5,435)
Net cash used in investing activities of discontinued operations	—	(20)	—	—	(20)

Net cash used in investing activities	(2,618)	(1,035)	(1,802)	—	(5,455)

Cash flows from financing activities
Issuance of debt	—	—	400	—	400
Payment of debt	(4)	—	(811)	—	(815)
Dividends paid to shareholders	—	—	(628)	—	(628)
Issuance of common stock—employee share options	—	—	164	—	164
Issuance of common stock—maturity of equity unit forward contracts	—	—	442	—	442
Treasury shares acquired—net employee share-based compensation	—	—	(33)	—	(33)
Dividends paid to parent company	(860)	(85)	—	945	—
Capital contributions and loans between subsidiaries	824	66	(890)	—	—
Other	—	—	(3)	—	(3)

Net cash used in financing activities of continuing operations	(40)	(19)	(1,359)	945	(473)
Net cash provided by financing activities of discontinued operations	—	4	—	—	4

Net cash used in financing activities	(40)	(15)	(1,359)	945	(469)

Effect of exchange rate changes on cash	—	(5)	—	—	(5)
Elimination of cash provided by discontinued operations	—	(8)	—	—	(8)
Net proceeds from sale of discontinued operations	—	405	1,994	—	2,399

Net increase (decrease) in cash	(30)	121	(16)	—	75
Cash at beginning of period	166	79	17	—	262

Cash at end of period	$136	$200	$1	$—	$337

Supplemental disclosure of cash flow information
Income taxes paid (received)	$961	$175	$(310)	$—	$826
Interest paid	$137	$6	$194	$—	$337

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2007 (in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,427	$6,573	$6,526	$6,491	$26,017
Total expenses	4,967	4,932	4,852	5,050	19,801

Income before income taxes	1,460	1,641	1,674	1,441	6,216
Income tax expense	374	387	476	378	1,615

Net income	$1,086	$1,254	$1,198	$1,063	$4,601

Net income per share:(1)
Basic	$1.62	$1.90	$1.85	$1.67	$7.04
Diluted	1.56	1.86	1.81	1.64	6.86

2006 (in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,050	$6,255	$6,316	$6,469	$25,090
Total expenses	4,712	4,911	4,862	4,880	19,365

Income before income taxes	1,338	1,344	1,454	1,589	5,725
Income tax expense	332	374	411	400	1,517

Net income	$1,006	$970	$1,043	$1,189	$4,208

Net income per share:(1)
Basic	$1.45	$1.40	$1.52	$1.75	$6.12
Diluted	1.41	1.36	1.47	1.68	5.91

(1)
Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2007. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the design and operation of the Company's disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

        In addition, except as described above, there was no change in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with U.S. generally accepted accounting principles. The Company's accounting policies and internal controls over financial reporting, established and maintained by management, are under the general oversight of the Company's Audit Committee.

        The Company's internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

        Management has assessed the Company's internal control over financial reporting as of December 31, 2007. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based upon its assessment, management has concluded that the Company's internal control over financial reporting is effective at December 31, 2007, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

        KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on the Company's internal control over financial reporting which follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited The Travelers Companies, Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Travelers Companies, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, The Travelers Companies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission..

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statement of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 21, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP

Minneapolis, Minnesota
February 21, 2008

Item 9B.    OTHER INFORMATION

        Not applicable.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

        Set forth below is information concerning the Company's executive officers as of February 15, 2008.

Name	Age	Office
Jay S. Fishman	55	Chairman of the Board of Directors, Chief Executive Officer and President
Jay S. Benet	55	Vice Chairman and Chief Financial Officer
Irwin R. Ettinger	69	Vice Chairman
Charles J. Clarke	72	Vice Chairman
William H. Heyman	59	Vice Chairman and Chief Investment Officer
Alan D. Schnitzer	42	Vice Chairman and Chief Legal Officer
Brian W. MacLean	54	Executive Vice President and Chief Operating Officer
Andy F. Bessette	54	Executive Vice President and Chief Administrative Officer
Kenneth F. Spence, III	52	Executive Vice President and General Counsel
Doreen Spadorcia	50	Executive Vice President—Claim Services
Joseph P. Lacher, Jr.	38	Executive Vice President—Personal Insurance
John J. Albano	58	Executive Vice President—Business Insurance
Samuel G. Liss	51	Executive Vice President—Strategic Development and Financial, Professional & International Insurance
Kathleen L. Bolduc	45	Executive Vice President—Chief Marketing Officer
William A. Bloom	44	Executive Vice President—Insurance Operations and Systems

        Jay S. Fishman, 55, has been Chairman since September 2005 and Chief Executive Officer and President of the Company since joining SPC in October 2001. He held the additional title of Chairman of SPC from October 2001 until the Merger. Prior to October 2001, Mr. Fishman was Chief Operating Officer of finance and risk for Citigroup Inc., where he was responsible for coordinating all risk and financial functions throughout that company. He was also then serving as Chief Executive Officer and President of TIGHI (since 1998) and as Chairman (from March 2000 to January 2001), and as head of Citigroup's global insurance businesses and the consumer business in Japan and Western Europe. Mr. Fishman held several key executive posts at Primerica, Travelers and Citigroup from 1989 to October 2001.

        Jay S. Benet, 55, has been Vice Chairman and Chief Financial Officer since August 2005, and before that, he was Executive Vice President and Chief Financial Officer of the Company since the Merger, and from February 2002 until the Merger, he held those same offices at TPC. From March 2001 until January 2002, Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup and Chief Financial Officer for Citigroup's Global Consumer Europe, Middle East and Africa unit between April 2000 and March 2001. Before that, Mr. Benet spent 10 years in various executive positions with Travelers Life & Annuity, including Chief Financial Officer of Travelers Life & Annuity and Executive Vice President, Group Annuity from December 1998 to April 2000, and Senior Vice President Group Annuity from December 1996 to December 1998. Prior to joining Travelers Life & Annuity, Mr. Benet was a partner of Coopers & Lybrand (now PricewaterhouseCoopers).

        Irwin R. Ettinger, 69, has been Vice Chairman of the Company since the Merger. Prior to that time, he was Vice Chairman of TPC since June 2002. Mr. Ettinger served as the Chief Accounting and Tax Officer for Citigroup from 1998 to May 2002 and held other positions of increasing responsibility since joining Citigroup in 1987. He joined Citigroup from Arthur Young & Co. (now Ernst & Young) where he was a partner for 18 years.

        Charles J. "Chuck" Clarke, 72, has been Vice Chairman of the Company since the Merger at which time he was serving in the roles of President, Vice Chairman and Director of Travelers Property Casualty Corp. Mr. Clarke joined Travelers in 1958 as an assistant underwriter. During his tenure at Travelers, Mr. Clarke progressed through positions of increasing responsibility. Of note, he was appointed Senior Vice President for the National Accounts Group's property-casualty business in 1985 and subsequently assumed the responsibility of Chairman of Commercial Lines in 1990.

        William H. Heyman, 59, has been Vice Chairman since May 2005, and before that, he was Executive Vice President and Chief Investment Officer of the Company since the Merger. Prior to the Merger, he held the same offices with SPC since he joined SPC in May 2002. Mr. Heyman held various executive positions with Citigroup from 1995 through 2002, including the position of chairman of Citigroup Investments from 2000 to 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively, a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.

        Alan D. Schnitzer, 42, has been Vice Chairman and Chief Legal Officer since joining the Company in April 2007. Prior to that time, he was a partner at the law firm of Simpson Thacher & Bartlett LLP, where he advised corporate clients on a variety of transactions and general corporate law matters. Mr. Schnitzer joined Simpson Thacher in 1991.

        Brian W. MacLean, 54, has been Executive Vice President and Chief Operating Officer since May 2005. Prior to that, he had been Co-Chief Operating Officer of the Company since February 1, 2005. Before that, he was Executive Vice President, Claim Services for the Company, and prior thereto, for TPC. Prior to that, Mr. MacLean served as President of Select Accounts for TIGHI from July 1999 to January 2002. He also served as Chief Financial Officer of Claim Services from March 1993 to June 1996. From June 1996 to July 1999, Mr. MacLean was Chief Financial Officer for Commercial Lines. He joined TIGHI in 1988.

        Andy F. Bessette, 54, has been Executive Vice President and Chief Administrative Officer of the Company since the Merger, and prior to that, he held the same offices with SPC since joining SPC in January 2002. Before that, he was vice president of Corporate Real Estate and Services for TPC. From 1980 to December 2001, Mr. Bessette held a number of management positions at TIGHI.

        Kenneth F. Spence, III, 52, has been Executive Vice President and General Counsel of the Company since January 2005. From August 2004 to January 2005, he was Senior Vice President and General Counsel. Prior to that, Mr. Spence served in several leadership positions in the Company's Legal Services group, and from April 1998 until the Merger, in SPC's Legal Services Group. Mr. Spence joined SPC in April 1998, upon SPC's merger with USF&G Corporation, where he had served as legal counsel.

        Doreen Spadorcia, 50, has been Executive Vice President—Claim Services, since March 2, 2005. Prior to that, she was President and Chief Executive Officer of Bond operations for the Company since the Merger and, before that, for TPC since June 2002. From 1994 to May 2002, she managed the TPC Bond claim operation and served as General Counsel of that business unit. She joined TIGHI in 1986 as a claim attorney.

        Joseph P. Lacher, Jr., 38, has been Executive Vice President of Personal Insurance for the Company since January 2005 and prior to that, he had been Senior Vice President of the Company in charge of those operations. Prior to the Merger, he was Executive Vice President—Personal for TPC.

Before that, he was Senior Vice President of Product & Actuarial for TPC's Personal insurance operations since April 2001. Mr. Lacher was Senior Vice President of Personal Strategic Distribution for TIGHI from April 1999 to April 2001, and from April 1996 to April 1999, he was Chief Financial Officer of Select Accounts. Mr. Lacher joined TIGHI in 1991.

        John J. Albano, 58, has been Executive Vice President of the Company since November 2005, and he is currently Executive Vice President for Business Insurance. In 1998 he assumed the position of Chief Underwriting Officer and Chief Operating Officer for National Accounts, and was promoted to President and CEO for National Accounts in 2000 and Commercial Accounts in 2005. Prior to that time, he served as Regional Vice President of the Northeast Region from 1987 to 1997. He joined Travelers in 1971, working in Commercial Lines Underwriting and Marketing on Long Island.

        Samuel G. Liss, 51, has been Executive Vice President—Strategic Development and Financial, Professional & International Insurance of the Company since September 2006. Prior to that date, he was Executive Vice President of Business Development since he joined the Company in February 2003. In 2002, he advised The St. Paul Companies in connection with its formation of Platinum Underwriters Holdings, Ltd, a NYSE-listed Bermuda reinsurance company which succeeded The St. Paul Companies' former assumed reinsurance operation. Mr. Liss served as Managing Director in the Financial Institutions Group and Equity Research at Credit Suisse First Boston from 1994 to 2001.

        Kathleen L. Bolduc, 45, has been Executive Vice President—Chief Marketing Officer since October 2007. Prior to that, she was Executive Vice President—Enterprise Marketing since September 2006, and before that, she was Executive Vice President—Enterprise Development since joining the Company in October 2005. Prior to that time, she was President of the Retail Annuities Division and also served in various other leadership positions at Travelers Insurance Company, a former affiliate of the Company. She also served as Senior Vice President of Insurance Sales and Operations for Fleet Financial Group from 1995 to 1997.

        William A. Bloom, 44, has been Executive Vice President—Insurance Operations and Systems since May 2007. Prior to that, he was Senior Vice President and Chief Information Officer for the Company since the Merger. In 2006 he was given the additional responsibility for Insurance Operations, which includes the policyholder and agency service centers, underwriting support and policy processing, agency operations and billing. Prior to joining Travelers as its Chief Information Officer in 2003, Mr. Bloom was a partner in the Financial Services Practice at Accenture. He also served previously as a Vice President at Hartford Life, responsible for business technology services.

Code of Ethics

        The Company has adopted a Code of Business Conduct and Ethics (Code of Ethics) that applies to all employees, including executive officers, and to directors. The Code of Ethics is available on the Corporate Governance page of the Company's internet website at www.travelers.com and is available in print to any shareholder who requests it. If the Company ever were to amend or waive any provision of its Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, or any person performing similar functions, the Company intends to satisfy its disclosure obligations with respect to any such waiver or amendment by posting such information on its internet website set forth above rather than by filing a Form 8-K.

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 6, 2008 are incorporated herein by reference: "Item 1—Election of Directors—Nominees for Election as Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors Information."

Item 11.    EXECUTIVE COMPENSATION

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 6, 2008 are incorporated herein by reference: "Executive Compensation," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Tabular Executive Compensation Disclosure" and "Non-Employee Director Compensation."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The "Share Ownership Information" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 6, 2008 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2007 regarding the Company's equity compensation plans. The only plan pursuant to which the company may currently make additional equity grants is The Travelers Companies, Inc. 2004 Stock Incentive Plan (the 2004 Incentive Plan) which replaced prior share-based incentive plans (legacy plans). In connection with the adoption of the 2004 Incentive Plan, legacy share-based compensation plans were terminated. Outstanding grants were not affected by the termination of these legacy plans, including the reload method of option exercise related to prior option grants under the legacy plans, and these option holders may continue to use the reload exercise method.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	35,706,765	$42.49 per share	42,998,805	(3)
Equity compensation plans not approved by security holders(2)	230,408	$41.45 per share	—

Total	35,937,173	$42.48 per share	42,998,805	(3)

(1)
In addition to the 2004 Incentive Plan, these numbers also include the St. Paul Global Stock Option Plan and certain plans for St. Paul's United Kingdom and Ireland employees. Shares of deferred stock or phantom stock units that may be settled in shares of common stock are included in column (a) of the table, but are not included in column (b) for purposes of the weighted average exercise price of stock options.

(2)
Represents options granted under The St. Paul Holdings 1996 Stock Option Plan which was established to grant options to certain eligible employees of TRV's United Kingdom operations. The options granted under the plan were priced at the market price of the Company's common stock on the date of grant and were eligible for exercise at any time from three to ten years after the date of grant. No additional options may be granted under the plan.

(3)
These shares are available for grant as of December 31, 2007 under the 2004 Incentive Plan pursuant to which the compensation committee of the Board of Directors may make various stock-based awards including grants of stock options, restricted stock and stock appreciation rights. The 2004 Incentive Plan had 35 million shares initially authorized for issuance. In addition to these 35 million shares, the following shares will become available for grant under the 2004 Incentive

  Plan and, to the extent such shares became available as of December 31, 2005, they are included in the table as available for grant: (i) shares covered by outstanding awards under the 2004 Incentive Plan and legacy plans that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally; and (iii) shares purchased by the Company on the open market using cash from option exercises, as limited by the 2004 Incentive Plan.

  The provisions of the preceding paragraph that result in shares becoming available for future grants under the 2004 Incentive Plan also apply to any awards granted under legacy share-based incentive compensation plans that were outstanding on the effective date of the 2004 Incentive Plan except for certain shares delivered to or retained in legacy plans in connection with the withholding of taxes applicable to the exercise of outstanding options that have reload features.
  Excluded from the preceding table are 56,273 of outstanding options, as of December 31, 2007, (with a weighted average exercise price of $45.07) related to the April 1998 merger with USF&G Corporation (USF&G). No additional options could be granted under former USF&G plans subsequent to the April 1998 merger.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The "Governance of Your Company—Significant Governance Practices" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 6, 2008 is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The "Item 2—Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 6, 2008 is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Documents filed as a part of the report:

  (1)
  Financial Statements. See Index to Consolidated Financial Statements on page 144 hereof.

  (2)
  Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 250 hereof.

  (3)
  Exhibits:

    See Exhibit Index on pages 258-261 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRAVELERS COMPANIES, INC. (Registrant)
Date: February 21, 2008	By	/s/ BRUCE A. BACKBERG Bruce A. Backberg Senior Vice President (Authorized Signatory)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ JAY S. FISHMAN Jay S. Fishman	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)	February 21, 2008
By	/s/ JAY S. BENET Jay S. Benet	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 21, 2008
By	/s/ DOUGLAS K. RUSSELL Douglas K. Russell	Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)	February 21, 2008
By	* Alan L. Beller	Director	February 21, 2008
By	* John H. Dasburg	Director	February 21, 2008
By	* Janet M. Dolan	Director	February 21, 2008
By	* Kenneth M. Duberstein	Director	February 21, 2008
By	* Lawrence G. Graev	Director	February 21, 2008
By	* Patricia L. Higgins	Director	February 21, 2008

By	* Thomas R. Hodgson	Director	February 21, 2008
By	* Cleve L. Killingsworth, Jr.	Director	February 21, 2008
By	* Robert I. Lipp	Director	February 21, 2008
By	* Blythe J. McGarvie	Director	February 21, 2008
By	* Glen D. Nelson, M.D.	Director	February 21, 2008
By	* Laurie J. Thomsen	Director	February 21, 2008
*By	/s/ BRUCE A. BACKBERG Bruce A. Backberg, Attorney-in-fact		February 21, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        Under date of February 21, 2008, we reported on the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statement of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

        In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/	KPMG LLP

KPMG LLP

Minneapolis, Minnesota
February 21, 2008

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2007	2006	2005
Revenues
Net investment income	$78	$103	$21
Net realized investment gains (losses)	17	(24)	3
Other revenues	12	54	11

Total revenues	107	133	35

Expenses
Interest	245	186	146
Other	65	55	32

Total expenses	310	241	178

Loss before income taxes and equity in net income of subsidiaries	(203)	(108)	(143)
Income tax benefit	(47)	(37)	(27)

Loss before equity in net income of subsidiaries	(156)	(71)	(116)
Equity in net income of subsidiaries	4,757	4,279	2,215

Income before discontinued operations	4,601	4,208	2,099
Discontinued operations	—	—	(477)

Net income	$4,601	$4,208	$1,622

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

At December 31,	2007	2006
Assets
Fixed maturities	$393	$419
Equity securities	72	67
Short-term securities	1,175	977
Investment in subsidiaries	29,522	26,946
Other assets	433	414

Total assets	$31,595	$28,823

Liabilities
Debt	$4,664	$3,338
Other liabilities	315	350

Total liabilities	4,979	3,688

Shareholders' equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares and 0.4 shares issued and outstanding)	112	129
Common stock (1,750.0 shares authorized, 627.8 and 678.3 shares issued and outstanding)	18,990	18,530
Retained earnings	11,110	7,253
Accumulated other changes in equity from nonowner sources	670	452
Treasury stock, at cost (82.9 and 25.2 shares)	(4,266)	(1,229)

Total shareholders' equity	26,616	25,135

Total liabilities and shareholders' equity	$31,595	$28,823

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2007	2006	2005
Cash flows from operating activities
Net income	$4,601	$4,208	$1,622
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(4,757)	(4,279)	(2,215)
Loss from discontinued operations, net of tax	—	—	477
Dividends received from consolidated subsidiaries	2,727	1,155	945
Capital repaid from (contributed to) subsidiaries	(320)	8	(890)
Deferred federal income tax expense	2	158	549
Change in income taxes payable	25	(80)	(234)
Gain on redemption of subordinated debentures	(7)	(42)	—
Other	26	158	7

Net cash provided by operating activities	2,297	1,286	261

Cash flows from investing activities
Net sales (purchases) of short-term securities	(198)	132	(982)
Other investments, net	25	22	(820)

Net cash provided by (used in) investing activities	(173)	154	(1,802)

Cash flows from financing activities
Issuance of debt	2,461	786	400
Payment of debt	(1,096)	(652)	(811)
Dividends paid to shareholders	(742)	(702)	(628)
Issuance of common stock-maturity of equity unit forward contracts	—	—	442
Treasury stock acquired—share repurchase program	(2,920)	(1,103)	—
Treasury stock acquired—net employee share-based compensation	(39)	(17)	(33)
Issuance of common stock-employee share options	218	216	164
Other	4	35	(3)

Net cash used in financing activities	(2,114)	(1,437)	(469)

Net proceeds from the sale of discontinued operations	—	—	1,994

Net increase (decrease) in cash	10	3	(16)
Cash at beginning of period	4	1	17

Cash at end of period	$14	$4	$1

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$166	$164	$310
Cash paid during the year for interest	$248	$220	$194

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

        SCHEDULE III

        THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

        Supplementary Insurance Information
2005-2007
(in millions)

Segment	Deferred Policy Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Premium Revenue	Net Investment Income(a)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(b)	Premiums Written
2007
Business Insurance	$821	$47,050	$5,695	$11,283	$2,708	$6,673	$1,742	$2,029	$11,318
Financial, Professional & International Insurance	390	6,822	2,398	3,384	494	1,737	654	590	3,465
Personal Insurance	598	3,747	3,134	6,803	559	3,987	1,310	699	6,835

Total—Reportable Segments	1,809	57,619	11,227	21,470	3,761	12,397	3,706	3,318	21,618
Other	—	81	—	—	—	—	—	380	—

Consolidated	$1,809	$57,700	$11,227	$21,470	$3,761	$12,397	$3,706	$3,698	$21,618

2006
Business Insurance	$723	$49,179	$5,778	$10,876	$2,538	$6,853	$1,547	$2,109	$11,046
Financial, Professional & International Insurance	369	6,238	2,301	3,321	429	1,794	638	536	3,393
Personal Insurance	523	3,785	3,149	6,563	548	3,597	1,154	804	6,711

Total—Reportable Segments	1,615	59,202	11,228	20,760	3,515	12,244	3,339	3,449	21,150
Other	—	86	—	—	2	—	—	333	—

Consolidated	$1,615	$59,288	$11,228	$20,760	$3,517	$12,244	$3,339	$3,782	$21,150

2005
Business Insurance	$687	$51,238	$5,774	$11,116	$2,341	$9,358	$1,570	$2,040	$10,999
Financial, Professional & International Insurance	351	5,465	2,173	3,197	360	1,818	634	509	3,159
Personal Insurance	489	4,304	2,980	6,028	457	3,751	1,048	665	6,228

Total—Reportable Segments	1,527	61,007	10,927	20,341	3,158	14,927	3,252	3,214	20,386
Other	—	83	—	—	7	—	—	301	—

Consolidated	$1,527	$61,090	$10,927	$20,341	$3,165	$14,927	$3,252	$3,515	$20,386

(a)
See note 2 to the consolidated financial statements for discussion of the method used to allocate net investment income and invested assets to the identified segments.

(b)
Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

SCHEDULE V

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2007
Reinsurance recoverables	$773	$—	$6	$91	$688
Allowance for uncollectible:
Premiums receivable from underwriting activities	$125	$77	$—	$62	$140
Deductibles	$82	$(19)	$—	$6	$57
2006
Reinsurance recoverables	$804	$—	$25	$56	$773
Allowance for uncollectible:
Agency loans	$3	$(3)	$—	$—	$—
Premiums receivable from underwriting activities	$105	$69	$—	$49	$125
Deductibles	$93	$—	$—	$11	$82
2005
Reinsurance recoverables	$751	$—	$57	$4	$804
Allowance for uncollectible:
Agency loans	$2	$1	$—	$—	$3
Premiums receivable from underwriting activities	$132	$27	$—	$54	$105
Deductibles	$101	$12	$—	$20	$93

(1)
Charged to claims and claim adjustment expenses in the consolidated statement of income.

(2)
Credited to the related asset account.

SCHEDULE VI

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations(1)
2005-2007
(in millions)

							Claims and claim adjustment expenses incurred related to:
		Claims and Claim Adjustment Expense Reserves
Affiliation with Registrant(2)			Discount from reserves for unpaid claims							Paid claims and claim adjustment expenses
	Deferred Policy Acquisition Costs			Unearned Premiums	Earned Premiums	Net Investment Income	Current year	Prior Year	Amortization of deferred acquisition costs		Premiums written
2007	$1,809	$57,619	$1,049	$11,227	$21,470	$3,761	$12,848	$(672)	$3,706	$11,945	$21,618
2006	$1,615	$59,202	$1,069	$11,228	$20,760	$3,517	$12,533	$(429)	$3,339	$12,911	$21,150
2005	$1,527	$61,007	$1,070	$10,927	$20,341	$3,165	$14,450	$260	$3,252	$13,098	$20,386

(1)
Excludes accident and health insurance business.

(2)
Consolidated property-casualty insurance operations.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the "Company"), effective as of May 1, 2007, were filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and are incorporated herein by reference.
3.2		Amended and Restated Bylaws of the Company, effective as of February 26, 2007, were filed as Exhibit 3.2 to the Company's Form 8-K filed on February 27, 2007, and are incorporated herein by reference.
10.1
Trademark License Agreement, dated as of August 19, 2002, by and between Travelers Property Casualty Corp. ("TPC") and The Travelers Insurance Company, was filed as Exhibit 10.2 to TPC's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.
10.2
Revolving Credit Agreement, dated June 10, 2005, between the Company and a syndicate of financial institutions, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2005, and is incorporated herein by reference.
10.3	*
Employment Agreement between the Company and Jay S. Fishman was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2004, and is incorporated herein by reference.
10.4	*
Amendment to Employment Agreement between the Company and Jay S. Fishman was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2004, and is incorporated herein by reference.
10.5	*
Amendment to Employment Agreement between the Company and Jay S. Fishman was filed as Exhibit 10.11 to the Company's annual report on Form 10-K/A for the fiscal year ended December 31, 2006, and is incorporated herein by reference.
10.6	*
Amended and Restated Executive Employment Agreement between TPC and Robert I. Lipp, dated as of November 16, 2003, was filed as Exhibit 10.22 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.
10.7	*
Assignment and Assumption Agreement, dated as of April 1, 2004, by and between TPC, as the assignor, and the Company, as assignee, relating to the Amended and Restated Executive Employment Agreement between TPC and Robert I. Lipp was filed as Exhibit 10.15 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004, and is incorporated herein by reference.
10.8	*
Letter Agreement between William H. Heyman and the Company, dated April 27, 2005, was filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.
10.9	*
Letter Agreement between William H. Heyman and the Company, dated April 27, 2005, was filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.
10.10	*
Letter Agreement between Alan D. Schnitzer and the Company, dated April 15, 2007, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.

10.11	*
The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2007, and is incorporated herein by reference.
10.12	*
The Company's Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.
10.13	*
The Company's Amended and Restated Deferred Compensation Plan for Non-Employee Directors was filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-120998) dated December 3, 2004, and is incorporated herein by reference.
10.14	*
Form of Restricted Stock Award Notification and Agreement was filed as Exhibit 10.19 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2005, and is incorporated herein by reference.
10.15	*†	Form of Stock Option Grant Notification and Agreement is filed herewith.
10.16	*†	Form of Performance Share Award Notification and Agreement is filed herewith.
10.17	*†	Form of Restricted Stock Unit Award Notification and Agreement is filed herewith.
10.18	*
Form of Executive Officer Capital Accumulation Program Restricted Stock Award Notification and Agreement was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.
10.19	*	Non-Employee Director Annual Equity Grant Notification and Agreement was filed as Exhibit 10.1 to the Company's Form 8-K filed on May 9, 2005, and is incorporated herein by reference.
10.20	*
The St. Paul Companies, Inc. ("SPC") Deferred Stock Plan for Non-Employee Directors was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.
10.21	*
The SPC Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.
10.22	*
The SPC Directors' Charitable Award Program, as amended, was filed as Exhibit 10(d) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.
10.23	*
The SPC Annual Incentive Plan was filed as an exhibit to the SPC Proxy Statement relating to the SPC 1999 Annual Meeting of Shareholders that was held on May 4, 1999 and is incorporated herein by reference.
10.24	*
The SPC Deferred Management Incentive Awards Plan was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.
10.25	*
The SPC Directors' Deferred Compensation Plan was filed as Exhibit 10(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.

10.26	*
The SPC Benefit Equalization Plan—2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.
10.27	*
TPC Compensation Plan for Non-Employee Directors, as amended on January 22, 2004, was filed as Exhibit 10.16 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.
10.28	*
TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.29	*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.30	*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.31	*
The Company's Deferred Compensation Plan, effective December 1, 2004, was filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-120998) dated December 3, 2004, and is incorporated herein by reference.
10.32	*
The Company's Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.
10.33	*
The Travelers Severance Plan (as amended through May 10, 2007) was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.
10.34
Amended and Restated Tax Allocation Agreement, dated as of March 27, 2002, between TPC and Citigroup Inc., was filed as Exhibit 10.2 to TPC's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.
10.35	*
Form of Non-Solicitation and Non-Disclosure Agreement for Executive Officers, amending The St. Paul Travelers Companies, Inc. Severance Plan, was filed as Exhibit 99 to the Company's Form 8-K filed on February 16, 2006, and is incorporated herein by reference.
10.36
Assurance of Discontinuance with the Office of the Attorney General of the State of New York, the Office of the Attorney General of the State of Illinois and the Office of the Attorney General of the State of Connecticut was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference.
10.37
Stipulation with the New York State Department of Insurance was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference.
12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.
21.1	†	A list of the subsidiaries of the Company is filed herewith.

23.1	†
Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP's audit report into Registration Statements on Forms S-8 of the Company (SEC File No. 33-56987, No. 333-50943, No. 333-63114, No. 333-63118, No. 333-65726, No. 333-107698, No. 333-107699, No. 333-114135, No. 333-117726, No. 333-120998 and No. 333-128026) and Form S-3 (SEC File No. 333-130323) is filed herewith.
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

QuickLinks

TABLE OF CONTENTS
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF INCOME (in millions, except per share data)
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET (in millions)
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (in millions)
THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (in millions)
CONSOLIDATING STATEMENT OF INCOME (Unaudited) For the year ended December 31, 2006
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
Report of Independent Registered Public Accounting Firm
  SCHEDULE II
SCHEDULE III
SCHEDULE V
SCHEDULE VI
EXHIBIT INDEX