Form 10-Q
period 2008-03-31
TRAVELERS COMPANIES, INC.
filed 2008-04-24
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large accelerated filer	☒	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 18, 2008 was 604,702,688.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2008

Item 1. FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share data)

For the three months ended March 31,	2008	2007
Revenues
Premiums	$5,340	$5,295
Net investment income	815	960
Fee income	105	120
Net realized investment gains (losses)	(62)	14
Other revenues	34	38
Total revenues	6,232	6,427
Claims and expenses
Claims and claim adjustment expenses	3,021	3,189
Amortization of deferred acquisition costs	954	869
General and administrative expenses	853	833
Interest expense	90	76
Total claims and expenses	4,918	4,967
Income before income taxes	1,314	1,460
Income tax expense	347	374
Net income	$967	$1,086
Net income per share
Basic	$1.57	$1.62
Diluted	$1.54	$1.56
Weighted average number of common shares outstanding:
Basic	616.2	669.9
Diluted	628.1	701.2

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Fixed maturities, available for sale at fair value (including $1,682 and $1, 988 subject to securities lending) (amortized cost $63,797 and $64,152)	$64,492	$64,920
Equity securities, at fair value (cost $481 and $473)	479	488
Real estate	850	850
Short-term securities	4,869	5,186
Other investments	3,260	3,374
Total investments	73,950	74,818
Cash	308	271
Investment income accrued	815	861
Premiums receivable	6,170	6,142
Reinsurance recoverables	15,369	15,641
Ceded unearned premiums	1,286	1,123
Deferred acquisition costs	1,823	1,809
Deferred tax asset	1,233	1,207
Contractholder receivables	6,722	6,696
Goodwill	3,366	3,366
Other intangible assets	778	814
Other assets	2,324	2,476
Total assets	$114,144	$115,224

Liabilities
Claims and claim adjustment expense reserves	$57,314	$57,700
Unearned premium reserves	11,242	11,227
Contractholder payables	6,722	6,696
Payables for reinsurance premiums	828	618
Debt	5,841	6,242
Other liabilities	5,809	6,125
Total liabilities	87,756	88,608
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding at both dates)	108	112
Common stock (1,750.0 shares authorized; 606.9 and 627.8 shares issued and outstanding)	19,052	18,990
Retained earnings	11,896	11,110
Accumulated other changes in equity from nonowner sources	626	670
Treasury stock, at cost (104.4 and 82.9 shares)	(5,294)	(4,266)
Total shareholders’ equity	26,388	26,616
Total liabilities and shareholders’ equity	$114,144	$115,224

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the three months ended March 31,	2008	2007
Convertible preferred stock—savings plan
Balance, beginning of year	$112	$129
Redemptions during period	(4)	(5)
Balance, end of period	108	124
Common stock
Balance, beginning of year	18,990	18,530
Employee share-based compensation	20	58
Compensation amortization under share-based plans and other changes	42	46
Balance, end of period	19,052	18,634
Retained earnings
Balance, beginning of year	11,110	7,253
Net income	967	1,086
Dividends	(180)	(175)
Other	(1)	3
Balance, end of period	11,896	8,167
Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	670	452
Change in net unrealized gain on investment securities	(43)	(13)
Net change in unrealized foreign currency translation and other changes	(1)	(22)
Balance, end of period	626	417
Treasury stock (at cost)
Balance, beginning of year	(4,266)	(1,229)
Treasury shares acquired – share repurchase authorization	(1,000)	(725)
Net shares acquired related to employee share-based compensation plans	(28)	(31)
Balance, end of period	(5,294)	(1,985)
Total common shareholders’ equity	26,280	25,233
Total shareholders’ equity	$26,388	$25,357
Common shares outstanding
Balance, beginning of year	627.8	678.3
Shares acquired – share repurchase authorization	(20.8)	(13.9)
Net shares (acquired) issued under employee share-based compensation plans	(0.1)	0.9
Balance, end of period	606.9	665.3
Summary of changes in equity from nonowner sources
Net income	$967	$1,086
Other changes in equity from nonowner sources, net of tax	(44)	(35)
Total changes in equity from nonowner sources	$923	$1,051

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the three months ended March 31,	2008	2007
Cash flows from operating activities
Net income	$967	$1,086
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	62	(14)
Depreciation and amortization	213	205
Deferred federal income tax benefit	(8)	(188)
Amortization of deferred policy acquisition costs	954	869
Equity in income from other investments	(17)	(167)
Premiums receivable	(28)	17
Reinsurance recoverables	272	548
Deferred acquisition costs	(968)	(967)
Claims and claim adjustment expense reserves	(386)	(350)
Unearned premium reserves	15	60
Trading account activities	2	(1)
Gain on redemption of subordinated debentures	—	(7)
Excess tax benefits from share-based payment arrangements	(4)	(9)
Other	(147)	(215)
Net cash provided by operating activities	927	867
Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,604	1,637
Proceeds from sales of investments:
Fixed maturities	1,044	729
Equity securities	12	25
Other investments	246	325
Purchases of investments:
Fixed maturities	(2,350)	(3,006)
Equity securities	(21)	(29)
Real estate	(9)	(26)
Other investments	(123)	(139)
Net (purchases) sales of short-term securities	320	(103)
Securities transactions in course of settlement	43	305
Other	(72)	(203)
Net cash provided by (used in) investing activities	694	(485)
Cash flows from financing activities
Issuance of debt	—	986
Payment of debt	(400)	(611)
Dividends paid to shareholders	(179)	(175)
Issuance of common stock – employee share options	15	54
Treasury stock acquired – share repurchase authorization	(1,000)	(698)
Treasury stock acquired – net employee share-based compensation	(26)	(26)
Excess tax benefits from share-based payment arrangements	4	9
Other	—	(1)
Net cash used in financing activities	(1,586)	(462)
Effect of exchange rate changes on cash	2	(1)
Net increase (decrease) in cash	37	(81)
Cash at beginning of period	271	459
Cash at end of period	$308	$378
Supplemental disclosure of cash flow information
Income taxes paid	$78	$88
Interest paid	$72	$75

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited. In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected. Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted. The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K.

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

Adoption of New Accounting Standards

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The adoption of FIN 48 effective January 1, 2007 did not have a material effect on the Company’s results of operations, financial position or liquidity.

The total amount of unrecognized tax benefits as of January 1, 2007 was $339 million. Included in that balance were $101 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate and $175 million of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. Because of the impact of deferred tax accounting, the timing of such deductibility would not affect the annual effective tax rate other than for interest and penalties. The balance of unrecognized tax benefits at January 1, 2007 was comprised of $63 million of unrecognized tax benefits that, if recognized, would reduce goodwill.

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

In May 2007, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). The FSP addresses whether it is appropriate for a company to recognize a previously unrecognized tax benefit when the only factor that has changed since determining that a benefit should not be recognized was the completion of an examination or audit by a taxing authority. FSP FIN 48-1 is effective January 1, 2007, the date of the Company’s initial adoption of FIN 48. The adoption of FSP FIN 48-1 did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

In February 2008, FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of FASB Statement No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The Company adopted FAS 157 and FSP FAS 157-2 effective January 1, 2008. Accordingly, the provisions of FAS 157 were not applied to goodwill and other intangible assets held by the Company and measured annually for impairment testing purposes only. The adoption of FAS 157, for all other assets and liabilities held by the Company, did not have a material effect on the Company’s results of operations, financial position or liquidity. The Company will adopt FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or liquidity.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis for new assets or liabilities within the scope as the initial and subsequent measurement attribute for those financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up-front costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position the fair value of assets and liabilities for which the fair value option has been elected, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this by either reporting the fair value and non-fair-value carrying amounts as separate line items or aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

FAS 159 is effective for fiscal years beginning after November 15, 2007. Upon adoption, an entity is permitted to elect the fair value option irrevocably for any existing asset or liability within the scope of the standard. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Retrospective application would not be permitted. The Company did not elect the fair value option for assets and liabilities currently held upon its adoption of FAS 159 effective January 1, 2008. Therefore, FAS 159 did not have an impact on the Company’s results of operations, financial position or liquidity.

Collateral Assignment Split-Dollar Life Insurance Arrangements

In March 2007, the FASB issued Emerging Issues Task Force Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10). EITF 06-10 provides guidance on the recognition and measurement of assets related to collateral assignment split-dollar life insurance arrangements. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 effective January 1, 2008 did not have a material effect on the Company’s results of operations, financial position or liquidity.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB issued Emerging Issues Task Force Issues No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that realized income tax benefits related to dividend payments that are charged to retained earnings and paid to employees holding equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital.  EITF 06-11 shall be applied to share-based payment awards that are declared in fiscal years beginning after December 15, 2007.  The adoption of EITF 06-11 effective January 1, 2008 did not have a material effect on the Company’s results of operations, financial position or liquidity.

Accounting Standards Not Yet Adopted

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (FAS 161). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities and specifically requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The provisions of FAS 161 are effective for financial statements issued for fiscal years beginning after November 15, 2008.

Business Combinations

In December 2007, the FASB issued Revised Statement of Financial Accounting Standards No. 141R, Business Combinations (FAS 141R), a replacement of FAS 141, Business Combinations (FAS 141). FAS 141R provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination.

FAS 141R also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination.

FAS 141R applies to business combinations for acquisitions occurring on or after January 1, 2009. Accordingly, FAS 141R does not impact the Company’s previous transactions involving purchase accounting.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51 (FAS 160). FAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.

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

Business Insurance also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities) and other runoff operations, which collectively are referred to as Business Insurance Other.

Financial, Professional & International Insurance

The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which require a primarily credit-based underwriting process, as well as property and casualty products that are primarily marketed on an international basis. The segment includes the Bond & Financial Products group as well as the International group.

In March 2007, the Company completed the sale of its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., which accounted for $19 million of net written premiums in the first quarter of 2007. The impact of this transaction was not material to the Company’s results of operations or financial position.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc. These subsidiaries primarily offered nonstandard automobile coverage and accounted for $49 million of net written premiums in the first quarter of 2007. The impact of this transaction was not material to the Company’s results of operations or financial position.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.             SEGMENT INFORMATION

The following table summarizes the components of the Company’s revenues and operating income by reportable business segments:

(for the three months ended March 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2008
Premiums	$2,786	$847	$1,707	$5,340
Net investment income	573	122	120	815
Fee income	105	—	—	105
Other revenues	6	5	21	32
Total operating revenues (1)	$3,470	$974	$1,848	$6,292
Operating income (1)	$683	$208	$181	$1,072

2007
Premiums	$2,763	$844	$1,688	$5,295
Net investment income	694	121	145	960
Fee income	120	—	—	120
Other revenues	4	5	24	33
Total operating revenues (1)	$3,581	$970	$1,857	$6,408
Operating income (1)	$678	$156	$266	$1,100

(1)                   Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2008	2007
Revenue reconciliation
Earned premiums:
Business Insurance:
Commercial multi-peril	$755	$760
Workers’ compensation	580	533
Commercial automobile	499	507
Property	470	481
General liability	480	455
Other	2	27
Total Business Insurance	2,786	2,763

Financial, Professional & International Insurance:
Fidelity and surety	280	270
General liability	225	242
International	310	300
Other	32	32
Total Financial, Professional & International Insurance	847	844

Personal Insurance:
Automobile	911	939
Homeowners and other	796	749
Total Personal Insurance	1,707	1,688
Total earned premiums	5,340	5,295
Net investment income	815	960
Fee income	105	120
Other revenues	32	33
Total operating revenues for reportable segments	6,292	6,408
Interest Expense and Other	2	5
Net realized investment gains (losses)	(62)	14
Total consolidated revenues	$6,232	$6,427
Income reconciliation, net of tax
Total operating income for reportable segments	$1,072	$1,100
Interest Expense and Other (1)	(64)	(22)
Total operating income	1,008	1,078
Net realized investment gains (losses)	(41)	8
Total consolidated net income	$967	$1,086

(1)  The primary component of Interest Expense and Other is after-tax interest expense of $59 million and $49 million for the three months ended March 31, 2008 and 2007, respectively. The 2007 total also included an after-tax benefit of $28 million from the favorable resolution of various prior year federal tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	March 31, 2008	December 31, 2007
Asset reconciliation:
Business Insurance	$86,424	$87,160
Financial, Professional & International Insurance	14,023	14,099
Personal Insurance	13,065	13,300
Total assets for reportable segments	113,512	114,559
Other assets (1)	632	665
Total consolidated assets	$114,144	$115,224

(1)                   The primary components of other assets at both dates were other intangible assets, property and equipment and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2008, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,783	$120	$—	$1,903
Obligations of states, municipalities and political subdivisions	38,241	747	231	38,757
Debt securities issued by foreign governments	1,613	30	1	1,642
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	6,870	98	102	6,866
All other corporate bonds	15,191	255	225	15,221
Redeemable preferred stock	99	9	5	103
Total	$63,797	$1,259	$564	$64,492

	Amortized	Gross Unrealized		Fair
(at December 31, 2007, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,092	$58	$—	$2,150
Obligations of states, municipalities and political subdivisions	38,111	751	40	38,822
Debt securities issued by foreign governments	1,629	11	5	1,635
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,108	73	65	7,116
All other corporate bonds	15,120	169	194	15,095
Redeemable preferred stock	92	12	2	102
Total	$64,152	$1,074	$306	$64,920

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at March 31, 2008, in millions)	Cost	Gains	Losses	Value
Common stock	$170	$15	$5	$180
Non-redeemable preferred stock	311	11	23	299
Total	$481	$26	$28	$479

		Gross Unrealized		Fair
(at December 31, 2007, in millions)	Cost	Gains	Losses	Value
Common stock	$160	$24	$1	$183
Non-redeemable preferred stock	313	8	16	305
Total	$473	$32	$17	$488

Short-term Investments

Short-term investments held in escrow in accordance with the terms of the ACandS settlement had a fair value of $457 million and $454 million at March 31, 2008 and December 31, 2007, respectively. Upon fulfillment of all contingencies, the investments held in escrow will be released to the trust created under ACandS’s plan of reorganization. See note 12.

Variable Interest Entities (VIEs)

The following entities are consolidated:

•                  Municipal Trusts—The Company owns interests in various municipal trusts that were formed for the purpose of allowing more flexibility to generate investment income in a manner consistent with the Company’s investment objectives and tax position. At March 31, 2008 and December 31, 2007, there were 27 and 31 such trusts, respectively, which held a combined total of $312 million and $355 million, respectively, in municipal securities, of which $45 million and $44 million, respectively, were owned by outside investors. The net carrying value of the trusts owned by the Company at March 31, 2008 and December 31, 2007 was $267 million and $311 million, respectively.

The Company has a significant interest in the following VIE, which is not consolidated because the Company is not considered to be the primary beneficiary:

 •               The Company has a significant variable interest in Camperdown UK Limited, which The St. Paul Companies, Inc. (SPC) sold in December 2003. The Company’s variable interest resulted from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $192 million. The carrying value of this obligation at March 31, 2008 and December 31, 2007 was $57 million and $59 million, respectively. See “Guarantees” section of note 12.

The Company has other significant interests in VIEs, including private equity funds and real estate entities. Neither the carrying amounts nor the unfunded commitments related to these entities are material.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

The following securities are not consolidated:

•                  Mandatorily redeemable preferred securities of trusts holding solely the subordinated debentures of the Company — These securities were issued by three separate trusts that were established for the sole purpose of issuing the securities to investors and are fully guaranteed by the Company. The subordinated debt that the Company issued to these trusts is included in the “Debt” section of liabilities on the Company’s consolidated balance sheet. That debt had a carrying value of $310 million at March 31, 2008 and December 31, 2007.

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at March 31, 2008 and December 31, 2007, the aggregate fair value and gross unrealized losses by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at March 31, 2008, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	10,697	185	1,085	46	11,782	231
Debt securities issued by foreign governments	113	—	185	1	298	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,218	72	1,209	30	3,427	102
All other corporate bonds	2,714	108	3,012	117	5,726	225
Redeemable preferred stock	43	4	15	1	58	5
Total fixed maturities	15,785	369	5,506	195	21,291	564
Equity securities
Common stock	45	5	—	—	45	5
Nonredeemable preferred stock	91	15	90	8	181	23
Total equity securities	136	20	90	8	226	28
Total	$15,921	$389	$5,596	$203	$21,517	$592

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2007, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$29	$—	$69	$—	$98	$—
Obligations of states, municipalities and political subdivisions	3,428	23	2,044	17	5,472	40
Debt securities issued by foreign governments	409	1	384	4	793	5
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	838	5	3,118	60	3,956	65
All other corporate bonds	2,646	55	5,797	139	8,443	194
Redeemable preferred stock	19	1	8	1	27	2
Total fixed maturities	7,369	85	11,420	221	18,789	306
Equity securities
Common stock	29	1	—	—	29	1
Nonredeemable preferred stock	110	9	80	7	190	16
Total equity securities	139	10	80	7	219	17
Total	$7,508	$95	$11,500	$228	$19,008	$323

Impairment charges included in net realized investment gains (losses) were as follows:

	Three Months Ended March 31,
	2008	2007

Fixed maturities	$26	$1
Equity securities	2	1
Other investments	10	7
Total	$38	$9

4.                       FAIR VALUE MEASUREMENTS

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in FAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the FAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

•                   Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•                   Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•                   Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

Valuation of Investments

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service). When quoted market prices are unavailable, the Company relies on a pricing service to determine an estimate of fair value, which is mainly for its fixed maturity investments. The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction. The following section describes the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value.

Fixed Maturities

The Company utilizes a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

The pricing service evaluates each asset class based on relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities additional inputs may be necessary.

The pricing service utilized by the Company has indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation. If the pricing service discontinues pricing an investment, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service, but would have to make assumptions for market based inputs that are unavailable due to market conditions.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

Because the fair value estimates of most fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes, all estimates of fair value for fixed maturities, other than U.S. Treasury securities, priced by the pricing service are included in the amount disclosed in Level 2 of the hierarchy. The estimated fair value of U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.

The Company holds privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are the Merrill Lynch U.S. Corporate Index and the Merrill Lynch High Yield BB Rated Index. The Company includes the fair value estimates of these corporate bonds in Level 2 since all significant inputs are market observable.

While the vast majority of the Company’s municipal bonds are included in Level 2, the Company holds a small number of municipal bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3. Additionally, the Company holds a small amount of fixed maturities that have characteristics that make them unsuitable for matrix pricing. For these fixed maturities the Company obtains a quote from a broker (typically a market maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

Equities

For public common and preferred stocks, the Company receives prices from a nationally recognized research service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1. Infrequently, current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company. In these instances, the Company receives an estimate of fair value from the pricing service that provides fair value estimates for the Company’s fixed maturities. The service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed maturities. The Company includes the estimate in the amount disclosed in Level 2.

The Company holds investments in non-public common and preferred stocks (private equities) where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. The Company holds one private common stock where the estimate of fair value is provided by a third party appraiser on behalf of the investee and adjusted for a liquidity discount which takes into consideration the restriction on the common stock. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3.

Derivatives

The Company uses derivatives generally to hedge its net investment in a foreign subsidiary. The Company also holds non-public warrants in a public Company and has convertible bonds containing embedded conversion options that are reported separately from the host bond contract. For the derivatives used to hedge the net investment of a foreign subsidiary, the Company uses quoted market prices to estimate fair value and includes the estimate in Level 1. The Company estimates fair value for the warrants using an option pricing model with observable market inputs. Because the warrants are not market traded, information concerning market participants is not available and the Company includes the estimate in the amount disclosed in Level 3. The Company bifurcates the embedded conversion options based on observable market inputs and includes the estimate of fair value in Level 2.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis.

(in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities	$64,492	$1,952	$62,328	$212
Equity securities	479	471	8	—
Other	353	46	—	307
Total	$65,324	$2,469	$62,336	$519
Other liabilities	$1	$1	$—	$—

The following table presents the changes in the Level 3 fair value category during the quarter.

(in millions)	Total

Balance at January 1, 2008	$511
Total realized and unrealized gains or (losses):
Included in realized investment gains and (losses)	(15)
Included in increases or (decreases) in accumulated other changes in equity from nonowner sources	(10)
Purchases, issuances and settlements	3
Transfers in and/or (out) of Level 3	30
Balance at March 31, 2008	$519

Amount of total gains or (losses) for the period included in earnings attributable to the fair value of changes in assets still held at the reporting date	$(16)

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2008.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at March 31, 2008 and December 31, 2007:

(in millions)	March 31, 2008	December 31, 2007
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	555	555
Personal Insurance	613	613
Other	30	30
Total	$3,366	$3,366

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class as of March 31, 2008 and December 31, 2007:

(At March 31, 2008, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$683	$353
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(18)	209
Total intangible assets subject to amortization	1,227	665	562
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,443	$665	$778

(At December 31 2007, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$655	$381
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(26)	217
Total intangible assets subject to amortization	1,227	629	598
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,443	$629	$814

(1)          The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for intangible assets by major asset class:

(for the three months ended March 31, in millions)	2008	2007
Customer-related	$28	$33
Fair value adjustment on claims and claim adjustment expensereserves and reinsurance recoverables	8	6
Total amortization expense	$36	$39

Intangible asset amortization expense is estimated to be $91 million for the remainder of 2008, $100 million in 2009, $86 million in 2010, $69 million in 2011 and $52 million in 2012.

6.         DEBT

In March 2008, the Company’s $400 million, 3.75% senior notes matured and were fully paid.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.                       SHARE REPURCHASE AUTHORIZATION

In January 2008, the board of directors authorized an additional $5 billion for the repurchase of the Company’ common shares.  Under the authorization, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorization does not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions.  During the three months ended March 31, 2008, the Company repurchased 20.8 million shares under its share repurchase authorization for a total cost of approximately $1.00 billion.  The average cost per share repurchased was $48.02.  At March 31, 2008, the Company had $4.93 billion of capacity remaining under the share repurchase authorization.

8.                       CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended March 31,
(in millions, after-tax)	2008	2007

Net income	$967	$1,086
Change in net unrealized gain on investment securities	(43)	(13)
Other changes	(1)	(22)
Total changes in equity from nonowner sources	$923	$1,051

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

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
(in millions, except per share amounts)	2008	2007

Basic
Net income, as reported	$967	$1,086
Preferred stock dividends, net of taxes	(1)	(1)
Net income available to common shareholders – basic	$966	$1,085

Diluted
Net income available to common shareholders	$966	$1,085
Effect of dilutive securities:
Convertible preferred stock	1	1
Zero coupon convertible notes	1	1
Convertible junior subordinated notes (1)	—	7
Net income available to common shareholders – diluted	$968	$1,094

Common Shares
Basic
Weighted average shares outstanding	616.2	669.9

Diluted
Weighted average shares outstanding	616.2	669.9
Weighted average effects of dilutive securities:
Stock options and other incentive plans	6.9	9.1
Convertible preferred stock	2.6	3.1
Zero coupon convertible notes	2.4	2.4
Convertible junior subordinated notes (1)	—	16.7
Total	628.1	701.2

Net Income per Common Share
Basic	$1.57	$1.62
Diluted	$1.54	$1.56

(1)                                  Redeemed in April 2007.

  THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                    SHARE-BASED INCENTIVE COMPENSATION

The following presents information for fully vested stock option awards at March 31, 2008:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	30,302,493	$44.35	4.69 years	$106
Exercisable at end of period	27,435,422	$44.22	4.32 years	$100

(1)  Represents awards for which the employees’ rights to receive or retain the awards are not contingent on satisfaction of a service condition and therefore the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost recognized in earnings for all share-based incentive compensation awards was $38 million and $35 million for the periods ended March 31, 2008 and 2007, respectively.  The related tax benefit recognized in earnings was $13 million and $11 million for the periods ended March 31, 2008 and 2007, respectively.   The impact of the change in accounting policy upon adoption of FAS 123R, Share-Based Compensation, for employees that met the requisite service conditions before the awards vesting date, generally retirement eligible employees, was not material for the periods ended March 31, 2008 and 2007.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2008 was $189 million, which is expected to be recognized over a weighted-average period of 2.1 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2007 was $118 million, which was expected to be recognized over a weighted-average period of 1.7 years.

11.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net pension and postretirement benefit expense for the Company’s plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2008	2007	2008	2007

Net Periodic Benefit Cost:
Service cost	$19	$17	$—	$—
Interest on benefit obligation	29	28	4	4
Expected return on plan assets	(38)	(38)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	—	—
Net actuarial loss (gain)	2	1	(1)	(1)
Net benefit expense	$11	$7	$3	$3

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

Asbestos- and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation, including, among others, the litigation described below.  The Company continues to be subject to aggressive asbestos-related litigation.  The conditions surrounding the final resolution of these claims and the related litigation continue to change.  The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asbestos Claims and Litigation,” “— Environmental Claims and Litigation” and “— Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, is involved in three significant proceedings relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos. The proceedings, which are pending in the U.S. Bankruptcy Court for the District of Delaware (In re: ACandS, Inc.) and the U.S. District Court for the District of Pennsylvania (ACandS, Inc. v. Travelers Casualty and Surety Co., No. 03-MC-222 and ACandS, Inc. v. Travelers Casualty and Surety Co., 00-CV-4633), involve disputes as to whether and to what extent any of ACandS’ potential liabilities for current or future bodily injury asbestos claims are covered by insurance policies issued by TPC.

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

On August 27, 2007, the bankruptcy court overseeing ACandS’ bankruptcy approved the settlement and no appeals from that approval were taken. As a result, the Company has placed $449 million into escrow. Upon fulfillment of all remaining contingencies, including final court approval of a plan of reorganization for ACandS and the issuance of the injunctions described above, those funds will be released from escrow to the trust created under ACandS’ plan of reorganization.  Objections to ACandS’ plan of reorganization were due on March 24, 2008.  Several parties filed objections.  A hearing to consider the confirmation of ACandS’ plan of reorganization is scheduled for May 6, 2008.  If the plan is approved by final order and if all remaining contingencies are fulfilled, the release of the funds from escrow to the trust will be recorded as a paid claim and reduction in claim reserves, and accordingly, there will be no effect on the Company’s results of operations.  The Company expects to seek to recover approximately $84 million of the $449 million from reinsurers.

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

12.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

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

The federal bankruptcy court that had presided over the bankruptcy of TPC’s former policyholder Johns-Manville Corporation issued a temporary injunction prohibiting the prosecution of the Statutory Actions (but not the Hawaii Actions), the Common Law Claims and an additional set of cases filed in various state courts in Texas and Ohio, and enjoining certain attorneys from filing any further lawsuits against TPC based on similar allegations. Notwithstanding the injunction, additional common law claims were filed against TPC.

In November 2003, the parties reached a settlement of the Statutory and Hawaii Actions.  This settlement includes a lump-sum payment of up to $412 million by TPC, subject to a number of significant contingencies. In May 2004, the parties reached a settlement resolving substantially all pending and similar future Common Law Claims against TPC. This settlement requires a payment of up to $90 million by TPC, subject to a number of significant contingencies. Each of these settlements is contingent upon, among other things, a final order of the bankruptcy court clarifying that all of these claims, and similar future asbestos-related claims against TPC, are barred by prior orders entered by the bankruptcy court.

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

Various parties appealed the district court’s March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court’s approval of an order issued by the bankruptcy court prohibiting the prosecution of the Statutory and Hawaii Actions and the Common Law Claims, as well as future similar direct action litigation, against TPC.  On February 29, 2008, TPC and certain other parties to the appeals filed a petition for rehearing and/or rehearing en banc, requesting reinstatement of the district court’s judgment.  The petition is presently pending.  Unless the Second Circuit’s decision is reversed on further appeal and the bankruptcy court’s order is reinstated and becomes final, the settlements will be voided and TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses).  In that case, the Company intends to litigate the direct action cases vigorously.

SPC, which is not covered by the bankruptcy court rulings or the settlements described above, is a party to pending direct action cases in Texas state court asserting common law claims and intends to litigate those cases vigorously.

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

12.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Shareholder Litigation and Related Proceedings

In November 2004, two purported class actions were brought in the U.S. District Court for the District of Minnesota by certain shareholders of the Company against the Company and certain of its current and former officers and directors. These two actions were consolidated as In re St. Paul Travelers Securities Litigation II. An amended consolidated complaint was filed alleging violations of federal securities laws in connection with (i) the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, (ii) the Company’s alleged involvement in a conspiracy to rig bids and (iii) the Company’s allegedly improper use of finite reinsurance products. On January 17, 2008, the parties in In re St. Paul Travelers Securities Litigation II entered into a stipulation of settlement resolving the case.  The settlement, which is subject to court approval, will not have a material impact on the Company’s results of operations.

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

The Company’s Gulf operation brought an action on May 22, 2003 in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey), Employers Reinsurance Company (Employers) and Gerling Global Reinsurance Corporation of America (Gerling), to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy. The reinsurers asserted counterclaims seeking rescission of the vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract.  Gerling commenced a separate action asserting the same claims, which has been consolidated with the original Gulf action for pre-trial purposes.

Gulf has entered into final settlement agreements with Employers, XL, Transatlantic and Odyssey which resolve all claims between Gulf and these defendants under the reinsurance agreements at issue in the litigation.

In November 2007, the court issued rulings denying Gulf’s motion for partial summary judgment against Gerling, the sole remaining defendant, but granting Gerling’s motion for partial summary judgment on certain claims and counterclaims asserted by Gulf and Gerling.  Gulf has appealed the court’s decision to the Supreme Court of New York Appellate Division, First Department, and has been granted a stay of trial on the remaining claims pending that appeal.  Briefing of the appeal was completed on April 11, 2008.  The Court has not yet set a date for oral argument.  Gulf denies Gerling’s allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the action.

Based on the Company’s beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

The Company is a defendant in three consolidated lawsuits in the U.S. District Court for the Eastern District of Louisiana arising out of disputes with certain policyholders over whether insurance coverage is available for flood losses arising from Hurricane Katrina: Chehardy, et al. v. State Farm, et al., Vanderbrook, et al. v. State Farm Fire & Cas. Co., et al., and Xavier University of Louisiana v. Travelers Property Ca. Co. of America. Chehardy and Vanderbrook are purported class actions in which the Company is one of several insurer defendants. Xavier is an individual suit involving a property insurance policy brought by one of the Company’s insureds. All of these actions allege that the losses were caused by the failure of the New Orleans levees and, therefore, they allege that insurance coverage is available for the resulting flooding.  On November 27, 2006, the district court issued a ruling in the three consolidated cases denying the motions of the Company and certain other insurers for a summary disposition of the cases.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

On August 2, 2007, the U.S. Court of Appeals for the Fifth Circuit reversed the district court’s ruling, holding that there is no coverage for the plaintiffs’ flood losses under the policies at issue (including policies issued by the Company) because the policies’ flood exclusions unambiguously exclude coverage. On August 27, 2007, the Fifth Circuit denied the plaintiffs’ petition for rehearing. The plaintiffs filed a Petition for Writ of Certiorari with the U.S. Supreme Court, which was denied on February 19, 2008.

The district court to which these cases were remanded following the Fifth Circuit decision discussed above, issued an order staying all proceedings concerning the interpretation of the flood exclusion pending a decision by the Louisiana Supreme Court in an appeal entitled Joseph Sher v. Lafayette Insurance Co., et al.  Sher is an appeal from a decision of a Louisiana state appellate court in which, contrary to the Fifth Circuit’s ruling discussed above, certain judges on the panel ruled that the flood exclusion at issue in the case is ambiguous, in which case insurance coverage may be available for flood losses.  Although the Company is not a party to Sher, the district court issued the stay on the basis that the Louisiana Supreme Court’s decision in Sher could be relevant to the outcome of the district court cases.  On April 8, 2008, the Louisiana Supreme Court issued a decision in Sher holding, consistent with the Fifth Circuit ruling discussed above, that the flood exclusion is unambiguous and, therefore, insurance coverage is not available for the plaintiffs’ flood losses. On April 22, 2008, the plaintiff filed an application for rehearing.

As previously disclosed, as part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the U.S. Attorney for the Southern District of New York and the U.S. Securities and Exchange Commission (SEC).  The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company’s involvement with “non-traditional insurance and reinsurance products.”  The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

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

In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  All defendants moved to dismiss the complaint for failure to state a claim.  After giving plaintiffs multiple opportunities to replead, the court dismissed the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs are appealing the district court’s decisions to the U.S. Court of Appeals for the Third Circuit. Additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation, and further actions may be brought. The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against policyholders, or as an insurer defending claims brought against it relating to coverage or the Company’s business practices.  While the ultimate resolution of these legal proceedings could be material to the Company’s results of operations in a future period, in the opinion of the Company’s management, none would likely have a material adverse effect on the Company’s financial position or liquidity.

The Company previously reported that it sought guidance from the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters.”  After discussion with the staff of the Division of Corporate Finance and the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the “Division”) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC.  The Company has been cooperating with the Division’s requests for information.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to partnerships, limited liability companies, joint ventures and certain private equity investments in which it invests. These commitments were $1.59 billion and $1.60 billion at March 31, 2008 and December 31, 2007, respectively.

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

At March 31, 2008, the aggregate amount of the Company’s obligations for guarantees of certain investments and third party loans related to certain investments that are quantifiable was $58 million.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations.  As of March 31, 2008, the aggregate amount of the Company’s obligation for those indemnifications that are quantifiable related to sales of business entities was $1.86 billion.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  Included in the indemnification obligations at March 31, 2008 was $192 million related to the Company’s variable interest in Camperdown UK Limited, which SPC sold in December 2003.  The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period.  The carrying value of this obligation as of March 31, 2008 was $57 million, which was included in “Other Liabilities” on the Company’s consolidated balance sheet.

13.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.20 billion at March 31, 2008.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,600	$1,740	$—	$—	$5,340
Net investment income	532	269	14	—	815
Fee income	105	—	—	—	105
Net realized investment gains (losses)	(58)	11	(15)	—	(62)
Other revenues	6	27	3	(2)	34
Total revenues	4,185	2,047	2	(2)	6,232
Claims and expenses
Claims and claim adjustment expenses	2,091	930	—	—	3,021
Amortization of deferred acquisition costs	649	305	—	—	954
General and administrative expenses	571	285	(3)	—	853
Interest expense	20	2	70	(2)	90
Total claims and expenses	3,331	1,522	67	(2)	4,918
Income (loss) before income taxes	854	525	(65)	—	1,314
Income tax expense (benefit)	214	141	(8)	—	347
Equity in net income of subsidiaries	—	—	1,024	(1,024)	—
Net income	$640	$384	$967	$(1,024)	$967

(1)                    The Travelers Companies, Inc., excluding its subsidiaries.

  THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,518	$1,777	$—	$—	$5,295
Net investment income	632	312	16	—	960
Fee income	116	4	—	—	120
Net realized investment gains	10	—	4	—	14
Other revenues	23	13	5	(3)	38
Total revenues	4,299	2,106	25	(3)	6,427
Claims and expenses
Claims and claim adjustment expenses	2,112	1,077	—	—	3,189
Amortization of deferred acquisition costs	562	307	—	—	869
General and administrative expenses	548	274	11	—	833
Interest expense	29	2	48	(3)	76
Total claims and expenses	3,251	1,660	59	(3)	4,967
Income (loss) before income taxes	1,048	446	(34)	—	1,460
Income tax expense	257	101	16	—	374
Equity in net income of subsidiaries	—	—	1,136	(1,136)	—
Net income	$791	$345	$1,086	$(1,136)	$1,086

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At March 31, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $1,682 subject to securities lending) (amortized cost $63,797)	$41,810	$22,296	$386	$—	$64,492
Equity securities, at fair value (cost $481)	271	144	64	—	479
Real estate	1	849	—	—	850
Short-term securities	2,366	1,377	1,126	—	4,869
Other investments	2,277	860	123	—	3,260
Total investments	46,725	25,526	1,699	—	73,950
Cash	171	136	1	—	308
Investment income accrued	523	287	7	(2)	815
Premiums receivable	4,067	2,103	—	—	6,170
Reinsurance recoverables	9,797	5,572	—	—	15,369
Ceded unearned premiums	1,014	272	—	—	1,286
Deferred acquisition costs	1,536	287	—	—	1,823
Deferred tax asset	910	273	50	—	1,233
Contractholder receivables	4,963	1,759	—	—	6,722
Goodwill	2,412	954	—	—	3,366
Other intangible assets	414	364	—	—	778
Investment in subsidiaries	—	—	29,404	(29,404)	—
Other assets	1,841	410	192	(119)	2,324
Total assets	$74,373	$37,943	$31,353	$(29,525)	$114,144
Liabilities
Claims and claim adjustment expense reserves	$36,722	$20,592	$—	$—	$57,314
Unearned premium reserves	7,735	3,507	—	—	11,242
Contractholder payables	4,963	1,759	—	—	6,722
Payables for reinsurance premiums	486	342	—	—	828
Debt	1,196	102	4,662	(119)	5,841
Other liabilities	3,740	1,768	303	(2)	5,809
Total liabilities	54,842	28,070	4,965	(121)	87,756
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding)	—	—	108	—	108
Common stock (1,750.0 shares authorized; 606.9 shares issued and outstanding)	—	396	19,052	(396)	19,052
Additional paid-in capital	11,052	7,191	—	(18,243)	—
Retained earnings	8,027	2,017	11,896	(10,044)	11,896
Accumulated other changes in equity from nonowner sources	452	269	626	(721)	626
Treasury stock, at cost (104.4 shares)	—	—	(5,294)	—	(5,294)
Total shareholders’ equity	19,531	9,873	26,388	(29,404)	26,388
Total liabilities and shareholders’ equity	$74,373	$37,943	$31,353	$(29,525)	$114,144

(1)                                                          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $1,988 subject to securities lending) (amortized cost $64,152)	$42,278	$22,249	$393	$—	$64,920
Equity securities, at fair value (cost $473)	276	140	72	—	488
Real estate	2	848	—	—	850
Short-term securities	2,721	1,290	1,175	—	5,186
Other investments	2,294	944	136	—	3,374
Total investments	47,571	25,471	1,776	—	74,818
Cash	202	55	14	—	271
Investment income accrued	535	321	5	—	861
Premiums receivable	4,037	2,105	—	—	6,142
Reinsurance recoverables	10,126	5,515	—	—	15,641
Ceded unearned premiums	861	262	—	—	1,123
Deferred acquisition costs	1,530	279	—	—	1,809
Deferred tax asset	871	303	33	—	1,207
Contractholder receivables	4,924	1,772	—	—	6,696
Goodwill	2,412	954	—	—	3,366
Other intangible assets	425	389	—	—	814
Investment in subsidiaries	—	—	29,522	(29,522)	—
Other assets	1,935	465	245	(169)	2,476
Total assets	$75,429	$37,891	$31,595	$(29,691)	$115,224
Liabilities
Claims and claim adjustment expense reserves	$37,000	$20,700	$—	$—	$57,700
Unearned premium reserves	7,674	3,553	—	—	11,227
Contractholder payables	4,924	1,772	—	—	6,696
Payables for reinsurance premiums	332	286	—	—	618
Debt	1,595	152	4,664	(169)	6,242
Other liabilities	3,844	1,966	315	—	6,125
Total liabilities	55,369	28,429	4,979	(169)	88,608
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding)	—	—	112	—	112
Common stock (1,750.0 shares authorized; 627.8 shares issued and outstanding)	—	396	18,990	(396)	18,990
Additional paid-in capital	11,052	7,134	—	(18,186)	—
Retained earnings	8,487	1,690	11,110	(10,177)	11,110
Accumulated other changes in equity from nonowner sources	521	242	670	(763)	670
Treasury stock, at cost (82.9 shares)	—	—	(4,266)	—	(4,266)
Total shareholders’ equity	20,060	9,462	26,616	(29,522)	26,616
Total liabilities and shareholders’ equity	$75,429	$37,891	$31,595	$(29,691)	$115,224

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Cash flows from operating activities
Net income	$640	$384	$967	$(1,024)	$967
Net adjustments to reconcile net income to net cash provided by operating activities	221	(278)	143	(126)	(40)
Net cash provided by operating activities	861	106	1,110	(1,150)	927

Cash flows from investing activities
Proceeds from maturities of fixed maturities	907	691	6	—	1,604
Proceeds from sales of investments:
Fixed maturities	841	196	7	—	1,044
Equity securities	3	9	—	—	12
Other investments	122	124	—		246
Purchases of investments:
Fixed maturities	(1,462)	(888)	—	—	(2,350)
Equity securities	(1)	(20)	—	—	(21)
Real estate	—	(9)	—	—	(9)
Other investments	(80)	(43)	—	—	(123)
Net (purchases) sales of short-term securities	356	(86)	50	—	320
Securities transactions in course of settlement	(6)	49	—	—	43
Other	(72)	—	—	—	(72)
Net cash provided by investing activities	608	23	63	—	694

Cash flows from financing activities
Issuance of debt	—	—	—	—	—
Payment of debt	(400)	—	—	—	(400)
Dividends paid to shareholders	—	—	(179)	—	(179)
Issuance of common stock – employee share options	—	—	15	—	15
Treasury stock acquired – share repurchase authorization	—	—	(1,000)	—	(1,000)
Treasury stock acquired – net employee share-based compensation	—	—	(26)	—	(26)
Excess tax benefits from share-based payment arrangements	—	—	4	—	4
Dividends paid to parent company	(1,100)	—	—	1,100	—
Capital contributions and loans between subsidiaries	—	(50)	—	50	—
Net cash used in financing activities	(1,500)	(50)	(1,186)	1,150	(1,586)

Effect of exchange rate changes on cash	—	2	—	—	2
Net increase (decrease) in cash	(31)	81	(13)	—	37
Cash at beginning of period	202	55	14	—	271
Cash at end of period	$171	$136	$1	$—	$308
Supplemental disclosure of cash flow information
Income taxes paid	$59	$1	$18	$—	$78
Interest paid	$36	$—	$36	$—	$72

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Cash flows from operating activities
Net income	$791	$345	$1,086	$(1,136)	$1,086
Net adjustments to reconcile net income to net cash provided by operating activities	(236)	(16)	(803)	836	(219)
Net cash provided by operating activities	555	329	283	(300)	867

Cash flows from investing activities
Proceeds from maturities of fixed maturities	943	689	5	—	1,637
Proceeds from sales of investments:
Fixed maturities	473	255	1	—	729
Equity securities	21	4	—	—	25
Other investments	261	64	—	—	325
Purchases of investments:
Fixed maturities	(1,815)	(1,191)	—	—	(3,006)
Equity securities	(29)	—	—	—	(29)
Real estate	—	(26)	—	—	(26)
Other investments	(117)	(22)	—	—	(139)
Net (purchases) sales of short-term securities	(291)	12	176	—	(103)
Securities transactions in course of settlement	196	109	—	—	305
Other	(260)	57	—	—	(203)
Net cash provided by (used in) investing activities	(618)	(49)	182	—	(485)

Cash flows from financing activities
Issuance of debt	—	—	986	—	986
Payment of debt	—	—	(611)	—	(611)
Dividends paid to shareholders	—	—	(175)	—	(175)
Issuance of common stock – employee share options	—	—	54	—	54
Treasury stock acquired – share repurchase authorization	—	—	(698)	—	(698)
Treasury stock acquired – net employee share-based compensation	—	—	(26)	—	(26)
Excess tax benefits from share-based payment arrangements	—	—	9	—	9
Dividends paid to parent company	—	(300)	—	300	—
Capital contributions and loans between subsidiaries	—	4	(4)	—	—
Other	—	—	(1)	—	(1)
Net cash used in financing activities	—	(296)	(466)	300	(462)

Effect of exchange rate changes on cash	—	(1)	—	—	(1)
Net decrease in cash	(63)	(17)	(1)	—	(81)
Cash at beginning of period	325	130	4	—	459
Cash at end of period	$262	$113	$3	$—	$378
Supplemental disclosure of cash flow information
Income taxes paid (received)	$94	$1	$(7)	$—	$88
Interest paid	$46	$—	$29	$—	$75

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

EXECUTIVE SUMMARY

2008 First Quarter Consolidated Results of Operations

•                   Net income of $967 million, or $1.57 per share basic and $1.54 per share diluted

•                   Net earned premiums of $5.34 billion

•                   Net favorable prior year reserve development of $400 million pretax ($261 million after-tax)

•                   Catastrophe losses of $95 million pretax ($62 million after-tax)

•                   GAAP combined ratio of 87.6%

•                   Net investment income of $815 million pretax ($650 million after-tax)

2008 First Quarter Consolidated Financial Condition

•                   Total assets of $114.14 billion

•                   Total investments of $73.95 billion; fixed maturities and short-term securities comprise 94% of total investments

•                   Repurchased 20.8 million common shares for total cost of approximately $1.00 billion under the share repurchase authorization; remaining authorized share repurchase capacity of $4.93 billion at March 31, 2008

•                   Shareholders’ equity of $26.39 billion; book value per common share of $43.31, up 3% from December 31, 2007

•                   Holding company liquidity of $1.51 billion

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

(for the three months ended March 31, in millions except ratio and per share data)	2008	2007
Revenues
Premiums	$5,340	$5,295
Net investment income	815	960
Fee income	105	120
Net realized investment gains (losses)	(62)	14
Other revenues	34	38
Total revenues	6,232	6,427
Claims and expenses
Claims and claim adjustment expenses	3,021	3,189
Amortization of deferred acquisition costs	954	869
General and administrative expenses	853	833
Interest expense	90	76
Total claims and expenses	4,918	4,967
Income before income taxes	1,314	1,460
Income tax expense	347	374
Net income	$967	$1,086
Net income per share
Basic	$1.57	$1.62
Diluted	$1.54	$1.56
GAAP combined ratio
Loss and loss adjustment expense ratio	55.7%	59.2%
Underwriting expense ratio	31.9	30.0
GAAP combined ratio	87.6%	89.2%

The Company’s discussions of net income and segment operating income included in the following discussion are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Net income of $1.54 per common share in the first quarter of 2008 was 1% lower than the $1.56 per common share in the same period of 2007.  Net income in the first quarter of 2008 totaled $967 million, 11% lower than $1.09 billion in the same period of 2007.  The lower rate of decline in per share income compared with the rate of decline in actual income reflected the impact of the Company’s significant common share repurchases in the preceding twelve months.  The decrease in net income in the first quarter of 2008 was driven by a decline in net investment income, net realized investment losses (compared with net realized investment gains in the first quarter of 2007), increases in catastrophe losses, large property losses and non-catastrophe related weather losses, and the impact of competitive market conditions on current accident year results.  These factors were largely offset by a significant increase in net favorable prior year reserve development, which totaled $400 million in the first quarter of 2008, compared with $62 million in the same period of 2007.  Catastrophe losses in the first quarters of 2008 and 2007 totaled $95 million and $45 million, respectively. In addition, net income in the first quarter of 2007 included a net benefit of $72 million due to the implementation of a new fixed, value-based compensation program for the majority of the Company’s agents and a benefit of $28 million due to the favorable resolution of various prior year federal tax matters.

Revenues

Earned Premiums

Earned premiums in the first quarter of 2008 totaled $5.34 billion, an increase of $45 million, or 1%, over the same period of 2007.  In March 2007, the Company sold its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V. (Afianzadora Insurgentes), and in April 2007, the Company sold Mendota Insurance Company and its subsidiaries (collectively, Mendota), which primarily offered nonstandard automobile coverage.  Adjusting for the impact of these sales in 2007, earned premiums in the first quarter of 2008 increased 2% over the same period of 2007.  In the Business Insurance segment, earned premium growth of 1% in the first quarter of 2008 over the same 2007 period primarily reflected the impact of the growth in business volume during the preceding twelve months.  In the Financial, Professional & International Insurance segment, earned premium growth of 3% in the first quarter of 2008 over the same period of 2007 adjusted for the sale of Afianzadora Insurgentes was primarily driven by the favorable impact of foreign currency rates of exchange.  In the Personal Insurance segment, earned premium growth of 4% in the first quarter of 2008 over the same period of 2007 adjusted for the sale of Mendota reflected continued strong business retention rates, continued renewal price increases and growth in new business volumes during the preceding twelve months.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

(for the three months ended March 31, in millions)	2008	2007
Average investments (a)	$74,733	$72,737
Pretax net investment income	815	960
After-tax net investment income	650	737
Average pretax yield (b)	4.4%	5.3%
Average after-tax yield (b)	3.5%	4.1%

(a)                   Excludes net unrealized investment gains and losses, net of tax, and is adjusted for cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)                  Excludes net realized gains and losses and unrealized investment gains and losses.

Net investment income of $815 million in the first quarter of 2008 declined $145 million, or 15%, from the same period of 2007.  The 2007 first quarter total reflected significant returns from non-fixed maturity investments that are accounted for under the equity method of accounting.  Most notably, investment returns from real estate-related equity investments, private equity investments and hedge funds produced net investment income that was $144 million higher in the first quarter of 2007 compared to the same period of 2008.  The lower returns from these investments in 2008 reflect current market conditions, which resulted in a lower level of transactions compared to the prior year quarter.  Net investment income from the Company’s fixed maturity portfolio in the first quarter of 2008 increased over the same period of 2007, due to a higher level of invested assets, partially offset by a decline in short-term interest rates.  The amortized cost of the fixed maturity portfolio at March 31, 2008 totaled $63.80 billion, $1.08 billion higher than at the same date in 2007, primarily reflecting strong cash flows from operating activities over the preceding twelve months, partially offset by the Company’s common share repurchases during that period.  The average pretax investment yield was 4.4% in the first quarter of 2008, compared with 5.3% in the same period of 2007.

Except as described below for certain legal entities, the Company allocates its invested assets and the related net investment income to its reportable business segments.  Pretax net investment income is allocated based upon an investable funds concept, which takes into account liabilities (net of non-invested assets) and appropriate capital considerations for each segment. For investable funds, a benchmark investment yield is developed that reflects the estimated duration of the loss reserves’ future cash flows, the interest rate environment at the time the losses were incurred and A+ rated corporate debt instrument yields.  For capital, a benchmark investment yield is developed that reflects the average yield on the total investment portfolio.  The benchmark investment yields are applied to each segment’s investable funds and capital, respectively, to produce a total notional investment income by segment.  The Company’s actual net investment income is allocated to each segment in proportion to the respective segment’s notional investment income to total notional investment income.  There are certain legal entities within the Company that are dedicated to specific reportable business segments.  The invested assets and related net investment income from these legal entities are reported in the applicable business segment and are not allocated.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $15 million decline in fee income in the first quarter of 2008 compared with the same period of 2007 is described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

Net realized investment losses in the first quarter of 2008 totaled $62 million, compared with net realized investment gains of $14 million in the same period of 2007.  The 2008 and 2007 totals included $38 million and $9 million, respectively, of impairment losses.  Impairments in 2008 were concentrated in the fixed maturity portfolio and included $10 million of impairments related to externally managed fixed maturity securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in market value.  An additional $9 million of impairment losses in the fixed maturity portfolio were related to securities that were previously managed externally and which the Company intends to sell and thus no longer has the intent to hold until recovery in market value.  The remaining impairment losses in the fixed maturity portfolio were primarily related to various issuers’ deteriorated financial position.  Net realized investment losses in the first quarter of 2008 also included $16 million of net realized investment losses related to the Company’s holdings of stock purchase warrants of a publicly-held company, and $14 million of net realized investment losses related to U.S. Treasury futures contracts, which are used to shorten the duration of the Company’s fixed maturities portfolio. The weighted average credit quality of the Company’s fixed maturity portfolio, excluding U.S. Treasury securities, was “Aa1” at March 31, 2008.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2008	2007

Business Insurance	$3,308	$3,387
Financial, Professional & International Insurance	946	975
Personal Insurance	1,679	1,709
Total	$5,933	$6,071

	Net Written Premiums
(for the three months ended March 31, in millions)	2008	2007

Business Insurance	$2,911	$2,880
Financial, Professional & International Insurance	644	600
Personal Insurance	1,633	1,664
Total	$5,188	$5,144

Gross written premiums in the first quarter of 2008 decreased 2% from the same period of 2007, whereas net written premiums increased 1% over the first quarter of 2007.  Afianzadora Insurgentes and Mendota generated combined net written premiums of $68 million in the first quarter of 2007.  Adjusting for the impact of that premium volume in 2007, gross and net written premiums in the first quarter of 2008 decreased 1% and increased 2%, respectively, over the comparable totals in the first quarter of 2007.  In Business Insurance, net written premium growth of 1% in the first quarter of 2008 was concentrated in Commercial Accounts, reflecting increased sales of additional products to existing customers and strong business retention rates, and in Industry-Focused Underwriting, primarily driven by strong business retention rates coupled with higher new business volume in selected business units.  In Financial, Professional & International Insurance, net written premiums excluding the impact of the sale of Afianzadora Insurgentes in 2007 increased 11% over the first quarter of 2007, primarily reflecting changes in the terms of certain of the Company’s reinsurance treaties that resulted in a higher level of business retained in the Bond & Financial Products group, the favorable impact of foreign currency exchange rates in the International group and continued growth in construction surety business volume due to strong economic conditions in the public works sector of the construction industry.  The impact of these factors was largely offset by a decline in net written premiums in the Lloyd’s operation due to exposure changes within the Accident and Special Risks business unit, and the non-renewal of certain property business in Canada.  In the Personal Insurance segment, net written premiums excluding the impact of the sale of Mendota in 2007 increased 1% over the first quarter of 2007, reflecting continued strong retention rates and renewal price increases.

Claims and Expenses

Claims and claim adjustment expenses totaled $3.02 billion in the first quarter of 2008, $168 million, or 5%, lower than the first quarter 2007 total of $3.19 billion.  The 2008 total included $400 million of net favorable prior year reserve development and $95 million of catastrophe losses, whereas the 2007 first quarter total included $62 million of net favorable prior year reserve development and $45 million of catastrophe losses.  The sales of Afianzadora Insurgentes and Mendota in 2007 also contributed to the decline in claim and claim adjustment expenses in the first quarter of 2008.  Catastrophe losses in the first quarters of both 2008 and 2007 primarily resulted from several tornadoes and hail storms.

The Company’s three business segments each experienced net favorable prior year reserve development in the first quarter of 2008.  The majority of net favorable prior year reserve development occurred in the Business Insurance segment and resulted from better than expected loss development primarily for recent accident years in the commercial multi-peril, general liability and property product lines.  The Financial, Professional & International Insurance segment experienced better than expected loss experience primarily in the International group’s employers’ liability (workers’ compensation), and public and products liability (general liability) lines of business for recent accident years.  In the Personal Insurance segment, net favorable prior year reserve development was concentrated in the Homeowners and Other line of business.  Net favorable prior year reserve development in the first quarter of 2007 was concentrated in the Personal Insurance segment, resulting from better than expected personal auto bodily injury loss experience, and in several lines of business in the Business Insurance segment.  Factors contributing to net favorable prior year reserve development in each segment are discussed in more detail in the segment discussions that follow.

The amortization of deferred acquisition costs totaled $954 million in the first quarter of 2008, $85 million, or 10%, higher than the comparable 2007 total of $869 million.  The increase reflected the impact of the Company’s implementation of a new fixed agent compensation program, as well as the impact of growth in business volume.  In the first quarter of 2007, the Company discontinued the use of contingent commissions and implemented a new fixed agent compensation program for all of its personal insurance business.  The Company also offered the majority of its agents conducting commercial insurance business the option to switch to this new program.  The Company’s total payout rate for all agent compensation for 2007 was substantially the same as in prior years; however, the change to the new program created a difference in the timing of commission expense recognition.  The cost of the new program is required to be deferred and amortized over the related policy period (generally six to twelve months), whereas the cost of the contingent commission program was not subject to deferred acquisition cost accounting treatment and, therefore, was expensed as incurred.  That timing difference resulted in a net $72 million benefit to income during the first quarter of 2007.

General and administrative expenses totaled $853 million in the first quarter of 2008, an increase of $20 million, or 2%, over the comparable 2007 total of $833 million.  The increase reflected growth in business volume and continued investments to support business growth and product development, partially offset by the impact of the sales of Afianzadora Insurgentes and Mendota in 2007.

Interest Expense

Interest expense of $90 million in the first quarter of 2008 was $14 million higher than in the same period of 2007, primarily reflecting a higher average level of debt outstanding at a higher weighted average interest rate during the first quarter of 2008 compared with the same period of 2007.

GAAP Combined Ratios

The consolidated loss and loss adjustment expense ratio of 55.7% in the first quarter of 2008 was 3.5 points lower than the loss and loss adjustment expense ratio of 59.2% in the same 2007 period.  The 2008 and 2007 first quarter loss and loss adjustment expense ratios included a 7.5 point and a 1.2 point benefit from net favorable prior year reserve development, respectively.  Catastrophe losses accounted for 1.8 points of the 2008 first quarter loss and loss adjustment expense ratio, whereas the 2007 first quarter loss and loss adjustment expense ratio included a 0.9 point impact from catastrophe losses.  The 2008 first quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was nearly two points higher than the 2007 ratio on the same basis, reflecting certain large property losses in the Business Insurance segment, non-catastrophe related weather losses in the Personal Insurance segment, and the impact of competitive market conditions on current accident year loss experience across the Company’s insurance operations.  The underwriting expense ratio of 31.9% for the first quarter of 2008 was 1.9 points higher than the first quarter 2007 underwriting expense ratio of 30.0%.  The implementation of the new fixed compensation program for agents described above provided a 1.4 point benefit to the expense ratio in the first quarter of 2007.  The remaining increase reflected continued investments to support business growth and product development.

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

Business Insurance also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities) and other runoff operations, which collectively are referred to as Business Insurance Other.

Results of the Company’s Business Insurance segment were as follows:

(for the three months ended March 31, in millions)	2008	2007
Revenues
Earned premiums	$2,786	$2,763
Net investment income	573	694
Fee income	105	120
Other revenues	6	4
Total revenues	$3,470	$3,581

Total claims and expenses	$2,525	$2,653

Operating income	$683	$678

Loss and loss adjustment expense ratio	54.2%	61.2%
Underwriting expense ratio	32.4	30.3
GAAP combined ratio	86.6%	91.5%

Overview

Operating income of $683 million in the first quarter of 2008 was $5 million, or 1%, higher than operating income of $678 million in the same period of 2007, primarily reflecting a significant increase in net favorable prior year reserve development, which was largely offset by a decline in net investment income, the impact of competitive market conditions on current accident year results and an increase in both catastrophe losses and large property losses. Net favorable prior year reserve development in the first quarters of 2008 and 2007 totaled $312 million and $27 million, respectively. Catastrophe losses in the first quarter of 2008 totaled $57 million, compared with no catastrophe losses in the same period of 2007. Operating income in 2007 also benefited from the Company’s implementation of a new fixed agent compensation program, which is described in more detail in the “Consolidated Overview” section herein.

Earned Premiums

Earned premiums of $2.79 billion in the first quarter of 2008 increased $23 million, or 1%, over the same period of 2007, reflecting the growth in business volume during the prior twelve months in the majority of the markets comprising this segment, driven by strong business retention rates and new business volumes in several business units.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2008 compared with the same period of 2007.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools. The $15 million decline in fee income in the first quarter of 2008 compared with the same 2007 period primarily resulted from lower serviced premium volume due to the depopulation of workers’ compensation residual market pools, the impact of lower loss costs on fee income due to workers’ compensation reforms, primarily in California (since fees are principally based on a percentage of losses), and lower new business volume due to increased competition.

Claims and Expenses

Claims and claim adjustment expenses in the first quarter of 2008 totaled $1.56 billion, a decrease of $183 million, or 11%, compared with the same 2007 period, primarily reflecting a significant increase in net favorable prior year reserve development, partially offset by an increase in catastrophe losses and large property losses and an increase in business volume.  Net favorable prior year reserve development totaled $312 million in the first quarter of 2008, compared with net favorable prior year reserve development of $27 million in the same 2007 period.  The 2008 total was driven by better than expected loss results primarily concentrated in the commercial multi-peril, general liability and property product lines for recent accident years.  The commercial multi-peril and general liability product lines experienced better than anticipated loss development that was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.  The general liability product line also benefited from an increase in anticipated ceded recoveries for older accident years.  The property product line improvement occurred primarily in the 2007 accident year as a result of favorable trends in certain large inland marine claim exposures and the recognition of higher than anticipated ceded recoveries for commercial property large claims.  In addition, the property product line’s 2005 accident year results experienced improvement due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina.  Catastrophe losses in the first quarter of 2008 totaled $57 million, compared with no catastrophe losses in the same 2007 period.  Catastrophe losses in 2008 primarily resulted from several tornadoes and hail storms.

The amortization of deferred acquisition costs totaled $451 million in the first quarter of 2008, 12% higher than the comparable 2007 total of $403 million, primarily reflecting the impact of the Company’s implementation of a new fixed agent compensation program, as well as the impact of growth in business volume. As described in more detail in the “Consolidated Overview” section herein, the Company implemented a new fixed agent compensation program in the first quarter of 2007, which resulted in a net $37 million pretax benefit to income in the first quarter of 2007 in the Business Insurance segment due to a change in the timing of expense recognition.

General and administrative expenses in the first quarter of 2008 totaled $516 million, slightly higher than the comparable total of $509 million in the same period of 2007, reflecting continued investments to support business growth and product development.

GAAP Combined Ratio

The loss and loss adjustment expense ratio in the first quarter of 2008 of 54.2% was 7.0 points lower than the comparable 2007 ratio of 61.2%. Net favorable prior year reserve development in 2008 provided an 11.2 point benefit to the loss and loss adjustment expense ratio, whereas net favorable prior year reserve development in 2007 accounted for a 0.9 point benefit to the loss and loss adjustment expense ratio. Catastrophe losses in the first quarter of 2008 accounted for 2.1 points of the loss and loss adjustment expense ratio. The 2008 first quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 1.2 points higher than the 2007 ratio on the same basis, reflecting large property losses and the impact of competitive market conditions on current accident year loss experience. The underwriting expense ratio of 32.4% for the first quarter of 2008 was 2.1 points higher than the comparable 2007 ratio. The 2007 ratio included a 1.3 point benefit from the implementation of the new fixed agent compensation program described above. The remaining increase reflected continued investments to support business growth and product development.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2008	2007

Select Accounts	$720	$717
Commercial Accounts	732	713
National Accounts	445	513
Industry-Focused Underwriting	662	633
Target Risk Underwriting	522	526
Specialized Distribution	245	255

Total Business Insurance Core	3,326	3,357
Business Insurance Other	(18)	30

Total Business Insurance	$3,308	$3,387

	Net Written Premiums
(for the three months ended March 31, in millions)	2008	2007

Select Accounts	$708	$701
Commercial Accounts	673	641
National Accounts	246	255
Industry-Focused Underwriting	613	582
Target Risk Underwriting	423	417
Specialized Distribution	244	252
Total Business Insurance Core	2,907	2,848
Business Insurance Other	4	32

Total Business Insurance	$2,911	$2,880

In Business Insurance Core, gross written premiums in the first quarter of 2008 decreased by 1% from the same period of 2007, whereas net written premiums in 2008 increased 2% over 2007. The difference in growth rates between gross and net written premiums in the first quarter of 2008 was concentrated in National Accounts. A significant portion of gross written premiums for products offered by National Accounts is ceded to other insurers and residual market pools. As a result, the decline in gross written premiums did not have a proportional impact on net written premiums.

Select Accounts. Net written premiums of $708 million in the first quarter of 2008 increased slightly over the prior year quarter.  Business retention rates remained strong and increased slightly over the first quarter of 2007.  Renewal price changes remained positive in the first quarter of 2008 and were consistent with recent quarters.  In the aggregate, new business levels declined compared with the first quarter of 2007 primarily due to the competitive environment for larger businesses served by this business unit.  The Company continued to implement its enhanced quote-to-issue agency platform and multivariate pricing program for smaller businesses served by Select Accounts, and is now operational in 37 states for commercial multi-peril coverage and in six states for workers’ compensation coverage.  New business submissions in the states where this platform is operational were significantly higher than in the prior year quarter, partially offsetting the decline in new business for larger businesses described above.

Commercial Accounts.  Net written premiums of $673 million in the first quarter of 2008 increased 5% over the prior year quarter, driven by continued strong submission volume and increased sales of additional products to existing customers.  Business retention rates also remained strong.  Renewal price changes remained negative in the first quarter of 2008 and were lower than in the same 2007 period.  New business levels also declined when compared with the first quarter of 2007.

National Accounts. Net written premiums of $246 million in the first quarter of 2008 decreased 4% from the prior year quarter, primarily reflecting competitive market conditions that resulted in a decline in new business volume.

Industry-Focused Underwriting. Net written premiums of $613 million in the first quarter of 2008 increased 5% over the prior year quarter. Premium growth was concentrated in the Construction business unit, where road and commercial construction projects contributed to an increase in new business volume for guaranteed-cost business.

Target Risk Underwriting. Net written premiums of $423 million in the first quarter of 2008 increased 1% over the prior year quarter. Premium growth was concentrated in the Inland Marine business unit and was driven by new business volume.

Specialized Distribution. Net written premium volume of $244 million in the first quarter of 2008 decreased 3% from the prior year quarter, primarily due to negative renewal price changes in both the Northland and National Programs business units. In the National Programs business unit, business retention rates and new business levels increased over the first quarter of 2007. In the Northland business unit, business retention rates and new business levels were down compared with the first quarter of 2007, reflecting competitive market conditions.

Financial, Professional & International Insurance

The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which require a primarily credit-based underwriting process, as well as property and casualty products that are primarily marketed on an international basis. The segment includes the Bond & Financial Products group, as well as the International group.

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

(for the three months ended March 31, in millions)	2008	2007
Revenues
Earned premiums	$847	$844
Net investment income	122	121
Other revenues	5	5

Total revenues	$974	$970

Total claims and expenses	$693	$759

Operating income	$208	$156

Loss and loss adjustment expense ratio	45.7%	53.0%
Underwriting expense ratio	35.7	36.4

GAAP combined ratio	81.4%	89.4%

Overview

Operating income of $208 million in the first quarter of 2008 increased by $52 million, or 33%, over the prior year quarter, primarily driven by an increase in net favorable prior year reserve development. No catastrophe losses were incurred in the first quarters of 2008 or 2007. In March 2007, the Company completed the sale of Afianzadora Insurgentes. The impact of this transaction was not material to the Company’s results of operations or financial position.

Earned Premiums

Earned premiums of $847 million in the first quarter of 2008 increased slightly over the prior year quarter. Adjusting for the sale of Afianzadora Insurgentes in 2007, earned premiums in the first quarter of 2008 grew 3% over the same period of 2007. Earned premium growth was concentrated in the International group, primarily reflecting the favorable impact of foreign currency exchange rates.

Net Investment Income

Net investment income in this segment in the first quarter of 2008 was virtually level with the prior year quarter. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2008 compared with the same period of 2007, as well as a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and claim adjustment expenses in the first quarter of 2008 totaled $390 million, a decrease of $61 million, or 14%, compared with the same 2007 period, primarily reflecting an increase in net favorable prior year reserve development and the impact of the sale of Afianzadora Insurgentes. Net favorable prior year reserve development totaled $63 million in the first quarter of 2008, primarily related to better than expected results from recent accident years for employers’ liability (workers’ compensation), and public and products liability (general liability) lines of business in the International group. These improvements were attributable to several factors, including enhanced pricing and underwriting strategies throughout the International group and the favorable impact of legal and judicial reforms in Ireland. There was no prior year reserve development recorded in the first quarter of 2007. The amortization of deferred acquisition costs totaled $159 million in the first quarter of 2008, slightly lower than in the same period of 2007. General and administrative expenses in the first quarter of 2008 totaled $144 million, virtually level with the same period of 2007. The Company’s implementation of the new fixed agent compensation program in the first quarter of 2007 did not have a material impact on the Financial, Professional & International Insurance segment.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 45.7% in the first quarter of 2008 was 7.3 points lower than the 2007 ratio of 53.0%. The 2008 ratio included a 7.4 point benefit from net favorable prior year reserve development, whereas the 2007 ratio included no impact of prior year reserve development. The underwriting expense ratio of 35.7% in the first quarter of 2008 was 0.7 points lower than the comparable 2007 ratio of 36.4%, driven by a decline in acquisition expenses for certain classes of business.

Written Premiums

Financial, Professional & International Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2008	2007

Bond & Financial Products	$601	$626
International	345	349

Total Financial, Professional & International Insurance	$946	$975

	Net Written Premiums
(for the three months ended March 31, in millions)	2008	2007

Bond & Financial Products	$378	$311
International	266	289

Total Financial, Professional & International Insurance	$644	$600

The Financial, Professional & International Insurance segment’s gross written premiums of $946 million in the first quarter of 2008 decreased 3% from the same period of 2007, whereas net written premiums of $644 million increased 7% over the first quarter of 2007. Adjusting for the impact of the March 2007 sale of Afianzadora Insurgentes, which accounted for $23 million and $19 million of gross and net written premiums, respectively, in the first quarter of 2007, gross written premiums in the first quarter of 2008 were slightly lower than in the same period of 2007, whereas net written premiums in the first quarter of 2008 were 11% higher than in the same 2007 period. The disparity in gross and net written premium growth rates primarily reflected changes in the terms of certain of the Company’s reinsurance treaties that resulted in a higher level of business retained in the Bond & Financial Products group. In addition to a higher level of business being retained, net written premium volume in the first quarter of 2008 reflected the favorable impact of foreign currency exchange rates in the International group and continued growth in construction surety business volume due to strong economic conditions in the public works sector of the construction industry. These factors were largely offset by a decline in net written premiums in the Lloyd’s operation due to reductions in exposure within the Accident and Special Risks business unit, and the non-renewal of certain property business in Canada. In the Bond & Financial Products group (excluding the surety line of business, for which the following are not relevant measures), business retention rates in the first quarter of 2008 remained strong and were level with the prior year quarter. Renewal price changes were flat in the current year quarter, compared with being positive in the prior year quarter, and new business volume was down due in part to competitive market conditions. For the International group in the first quarter of 2008, business retention rates, while strong, declined from the first quarter of 2007. Renewal price changes in the first quarter of 2008 declined from the same period of 2007 and were negative due to both rate and exposure reductions. New business volume was slightly higher than in the first quarter of 2007.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

Results of the Company’s Personal Insurance segment were as follows:

(for the three months ended March 31, in millions)	2008	2007
Revenues
Earned premiums	$1,707	$1,688
Net investment income	120	145
Other revenues	21	24

Total revenues	$1,848	$1,857

Total claims and expenses	$1,598	$1,470

Operating income	$181	$266

Loss and loss adjustment expense ratio	62.9%	59.0%
Underwriting expense ratio	29.3	26.5

GAAP combined ratio	92.2%	85.5%

Overview

Operating income of $181 million in the first quarter of 2008 was $85 million, or 32%, lower than operating income in the same period of 2007, primarily reflecting an increase in non-catastrophe related weather losses and a decline in net investment income. In addition, results in 2007 benefited from the Company’s implementation of a new fixed agent compensation program, which is described in more detail in the “Consolidated Overview” section herein. Net favorable prior year reserve development in the first quarter of 2008 and 2007 totaled $25 million and $35 million, respectively. Catastrophe losses in the first quarter of 2008 totaled $38 million, compared with catastrophe losses of $45 million in the same period of 2007.

Earned Premiums

Earned premiums of $1.71 billion in the first quarter of 2008 increased $19 million, or 1%, over earned premiums of $1.69 billion in the same period of 2007. Adjusting for the impact of Mendota in the first quarter of 2007, earned premiums in the first quarter of 2008 increased 4% over the same 2007 period. The increase reflected continued strong business retention rates, renewal price increases and growth in new business volumes over the preceding twelve months.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in 2008.

Claims and Expenses

Claims and claim adjustment expenses in the first quarter of 2008 totaled $1.07 billion, an increase of $76 million, or 8%, over the same period of 2007. The 2008 total reflected an increase in current accident year loss frequency primarily due to non-catastrophe related weather losses in both the Homeowners and Other and Automobile lines of business, partially offset by the impact of the sale of Mendota. Net favorable prior year reserve development in the first quarters of 2008 and 2007 totaled $25 million and $35 million, respectively. The 2008 favorable development primarily related to favorable experience from accident year 2007 for allied coverages within the Homeowners and Other product line. This improvement was the result of less than expected claim activity for coverages which are inherently volatile in results from year to year. Net favorable prior year reserve development in 2007 was primarily driven by better than expected automobile bodily injury loss experience resulting in part from claim initiatives. Catastrophe losses in the first quarter of 2008 totaled $38 million, compared with catastrophe losses of $45 million in the same period of 2007. Catastrophe losses in both years primarily resulted from several tornado and hail storms.

The amortization of deferred acquisition costs totaled $344 million in the first quarter of 2008, 14% higher than the comparable 2007 total of $303 million, primarily reflecting the impact of the Company’s implementation of a new fixed agent compensation program, as well as increased business volume. As described in more detail in the “Consolidated Overview” section herein, the Company implemented a new fixed agent compensation program in the first quarter of 2007, which resulted in a net $32 million benefit to income in the first quarter of 2007 in the Personal Insurance segment due to a change in the timing of expense recognition.

 General and administrative expenses totaled $181 million in the first quarter of 2008, an increase of $11 million, or 6%, over the first quarter 2007 total of $170 million. The increase reflected growth in business volume and continued investments to support business growth and product development.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 62.9% in the first quarter of 2008 was 3.9 points higher than the comparable 2007 ratio of 59.0%. The 2008 ratio included a 2.2 point impact of catastrophe losses and a 1.5 point benefit from net favorable prior year reserve development, whereas the 2007 ratio included a 2.7 point impact of catastrophe losses and a 2.1 point benefit from net favorable prior year reserve development. The 2008 first quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 3.8 points higher than the 2007 ratio on the same basis, reflecting an increase in current accident year loss frequency primarily due to non-catastrophe related weather losses in both the Homeowners and Other and Automobile lines of business, partially offset by the impact of the sale of Mendota. The underwriting expense ratio of 29.3% in the first quarter of 2008 was 2.8 points higher than the first quarter 2007 ratio of 26.5%. The 2007 ratio included a 1.9 point benefit from the implementation of the new fixed agent compensation program described above. The remainder of the increase in the underwriting expense ratio in the first quarter of 2008 primarily reflected continued investments to support business growth and product development.

Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2008	2007

Automobile	$930	$975
Homeowners and Other	749	734

Total Personal Insurance	$1,679	$1,709

	Net Written Premiums
(for the three months ended March 31, in millions)	2008	2007

Automobile	$922	$965
Homeowners and Other	711	699

Total Personal Insurance	$1,633	$1,664

Gross and net written premiums in the first quarter of 2008 both decreased 2% from the respective totals in the same period of 2007. Adjusting for the sale of Mendota in April 2007, which accounted for $49 million of gross and net written premiums in the first quarter of 2007, gross and net written premiums in the first quarter of 2008 both increased 1% over the first quarter of 2007.

In the Automobile line of business, adjusting for the sale of Mendota in 2007, net written premiums in the first quarter of 2008 increased 1% over the same period of 2007. Business retention rates in 2008 remained strong and were consistent with the first quarter of 2007. Renewal price changes in the first quarter of 2008 remained positive, but declined from the same period of 2007, and new business levels increased in 2008.

In the Homeowners and Other line of business, net written premiums in the first quarter of 2008 grew 2% over the same period of 2007. Renewal price increases and business retention rates remained strong, but declined from the prior year quarter. New business levels also remained strong and were consistent with the first quarter of 2007.

The Personal Insurance segment had approximately 7.2 million and 7.0 million policies in force at March 31, 2008 and 2007, respectively (excluding Mendota in 2007).

Interest Expense and Other

(for the three months ended March 31, in millions)	2008	2007
Net loss	$(64)	$(22)

The $42 million increase in net loss in Interest Expense and Other in the first quarter of 2008 was primarily driven by the inclusion in the first quarter of 2007 of the $28 million favorable resolution of various prior year federal tax matters. After-tax interest expense was $59 million in the first quarter of 2008, compared with $49 million in the same period of 2007.

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders. While the Company has experienced a decrease in asbestos claims over the past several years, the Company continues to receive a significant number of asbestos claims from the Company’s policyholders (which includes others seeking coverage under a policy), including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the focus by plaintiffs on previously peripheral defendants. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years. In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. Bankruptcy proceedings have also caused increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on previously peripheral defendants, contributes to the loss and loss expense payments experienced by the Company. The Company’s asbestos-related claims and claim adjustment expense experience also has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or insolvency.

The Company continues to be involved in coverage litigation concerning a number of policyholders, some of whom have filed for bankruptcy, who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage. In these instances, policyholders also may assert that each individual bodily injury claim should be treated as a separate occurrence under the policy. It is difficult to predict whether these policyholders will be successful on both issues. To the extent both issues are resolved in a policyholders’ favor and other Company defenses are not successful, the Company’s coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders. Accordingly, although the Company has seen a moderation in the overall risk associated with these lawsuits, it remains difficult to predict the ultimate cost of these claims.

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

On July 6, 2007, the Company announced that it had entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS. Under the settlement agreement, the Company will contribute $449 million to a trust to be established pursuant to ACandS’ plan of reorganization. In exchange, the Company will be released from any obligations it has to ACandS for asbestos-related claims and will be protected from any such claims by injunctions to be issued in the Company’s favor by the federal court overseeing ACandS’ bankruptcy case. The settlement is subject to a number of contingencies. On August 27, 2007, the bankruptcy court overseeing ACandS’ bankruptcy approved the settlement and no appeals from that approval were taken. As a result, the Company has placed $449 million into escrow. Upon fulfillment of all remaining contingencies, including final court approval of a plan of reorganization for ACandS and the issuance of the injunctions described above, those funds will be released from escrow to the trust created under ACandS’ plan of reorganization. Objections to ACandS’ plan of reorganization were due on March 24, 2008. Several parties filed objections. A hearing to consider the confirmation of ACandS’ plan of reorganization is scheduled for May 6, 2008. If the plan is approved by final order and if all remaining contingencies are fulfilled, the release of the funds from escrow to the trust will be recorded as a paid claim and a reduction in claim reserves and, accordingly, there will be no effect on the Company’s results of operations. The Company expects to seek to recover approximately $84 million of the $449 million from reinsurers.  (Also, see “Part II — Item 1, Legal Proceedings”).

In addition to claims against policyholders, proceedings have been launched directly against insurers, including the Company, by individuals challenging insurers’ conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries. The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions. Additionally, Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which had been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court. On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Various parties appealed the district court’s March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit. On February 15, 2008, the Second Circuit issued an opinion vacating the District Court’s order on jurisdictional grounds. On March 7, 2008, certain appellants, including TPC, filed petitions for rehearing en banc or, in the alternative, for panel rehearing with respect to the Second Circuit’s decision. The parties’ obligations under the settlement agreements are contingent upon approval of the bankruptcy court’s order. Unless the Second Circuit’s decision is reversed on further appeal and the bankruptcy court’s order is reinstated and becomes final, the settlements will be voided, TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses) and the Company intends to litigate the direct action cases vigorously. (For a description of these matters, see “Part II—Item 1—Legal Proceedings”).

Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder at least annually. In the course of this review, the Company generally considers, among other factors: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of each policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.

The Company’s asbestos reserve review includes an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. Developing payment trends among policyholders in the Home Office, Field Office and Assumed and International categories are also analyzed. In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. For those policyholders for which an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined, the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company’s evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.

Net asbestos losses and expenses paid in the first three months of 2008 were $62 million, compared with $125 million in the same period of 2007. Net paid losses in the first quarter of 2008 decreased from the same 2007 period primarily because installment payments on settlements reached in prior years were completed during the first quarter of 2007. As a result, approximately 17% and 63% of total net paid losses in the first three months of 2008 and 2007, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company’s liability. Net asbestos reserves totaled $3.67 billion at March 31, 2008, compared with $3.93 billion at March 31, 2007.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2008	2007
Beginning reserves:
Direct	$4,353	$4,777
Ceded	(619)	(726)

Net	3,734	4,051

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—

Net	—	—

Losses paid:
Direct	81	152
Ceded	(19)	(27)

Net	62	125

Ending reserves:
Direct	4,272	4,625
Ceded	(600)	(699)

Net	$3,672	$3,926

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

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any. In the course of this analysis, the Company generally considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims in any resolution process; and the applicable law in each jurisdiction. Conventional actuarial techniques are not used to estimate these reserves.

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

Net paid losses in the first quarters of 2008 and 2007 were $28 million and $46 million, respectively. At March 31, 2008, approximately 86% of the net environmental reserve (approximately $398 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 14% of the net environmental reserve (approximately $64 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2008	2007
Beginning reserves:
Direct	$478	$413
Ceded	12	5

Net	490	418

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—

Net	—	—

Losses paid:
Direct	28	49
Ceded	—	(3)

Net	28	46

Ending reserves:
Direct	450	364
Ceded	12	8

Net	$462	$372

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at March 31, 2008 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. The Company’s asbestos and environmental related claims and claim adjustment expense experience has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or insolvency.  In addition, uncertainties arise from the insolvency or bankruptcy of other defendants, although the Company has noted a decrease in the number and volatility of asbestos-related bankruptcies. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments. (Also, see “Part II—Item 1, Legal Proceedings”).

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

INVESTMENT PORTFOLIO

At March 31, 2008 and December 31, 2007, the Company held commercial mortgage-backed securities (CMBS) of $936 million and $935 million, respectively. At March 31, 2008, approximately $297 million of these securities, or the loans backing such securities, contain guarantees by the United States Government or a government-sponsored enterprise and $26 million were comprised of Canadian non-guaranteed securities.  Approximately 98% of the $639 million of non-guaranteed securities at March 31, 2008 were issued in 2004 and prior years. The average credit rating of these securities was “Aaa.”  The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.

The Company’s fixed maturity investment portfolio at March 31, 2008 and December 31, 2007 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective market value of $285 million and $286 million, respectively (comprising approximately 0.4% of the Company’s total fixed maturity investments at both dates). The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional asset-backed securities collateralized by sub-prime mortgages at discounted prices.  The Company purchased $32 million and $89 million of such securities in the first quarter of 2008 and the fourth quarter of 2007, respectively. The Company defines sub-prime mortgage-backed securities as investments which contain loans to borrowers that exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets), or other characteristics that are inconsistent with conventional underwriting standards employed by government sponsored mortgage entities. Alternative documentation mortgages are mortgage loans with low loan documentation as described above. The average credit rating on all of these securities and obligations held by the Company was “Aaa” at March 31, 2008 and December 31, 2007. Approximately $7 million of asset-backed securities collateralized by sub-prime and alternative documentation mortgages were downgraded in the first quarter of 2008. An additional $29 million of such securities were placed on credit watch in the first quarter of 2008.

The Company’s fixed maturity investment portfolio at March 31, 2008 included securities issued by numerous municipalities, a number of which were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities to the underlying rating of the respective security without giving effect to the benefit of insurance. Of the insured municipal securities in the Company’s investment portfolio, approximately 98% were rated at A3 or above, and approximately 79% were rated at Aa3 or above, without the benefit of insurance. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities. The average credit rating of the underlying issuers of these securities was “Aa3” at March 31, 2008.

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

The Company also maintains liquidity at the holding company level. At March 31, 2008, total cash, short-term invested assets and other readily marketable securities aggregating $1.51 billion were held at the holding company. The assets held at the holding company, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are sufficient to meet the Company’s current liquidity requirements. These liquidity requirements primarily include shareholder dividends and debt service. The Company also has the ability to issue securities under its shelf registration statement with the Securities and Exchange Commission and has access to liquidity through its $1 billion line of credit. This line of credit also backs up the Company’s $800 million commercial paper program, of which $100 million was outstanding at March 31, 2008.

Operating Activities

Net cash flows provided by operating activities in the first three months of 2008 and 2007 totaled $927 million and $867 million, respectively. Cash flows in the first quarter of 2008 reflected higher levels of collected premiums and net investment income, as well as lower runoff claim payments in Business Insurance Other. These factors were partially offset by an increase in claim payments, partially due to a lower level of reinsurance receipts related to prior year catastrophes, and higher expense payments.

Investing Activities

Net cash flows provided by investing activities in the first three months of 2008 totaled $694 million, compared with net cash flows used in investing activities of $485 million in the same period of 2007. Fixed maturity securities accounted for the majority of investment purchases, sales and maturities in both years. The Company’s consolidated total investments at March 31, 2008 declined $868 million from year-end 2007.

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations. The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the estimated duration of the Company’s net insurance liabilities. The average duration of fixed maturities and short-term securities was 4.4 and 4.0 at March 31, 2008 and December 31, 2007, respectively. The increase in duration primarily reflected higher yields on municipal bonds and structured products. Because most of those securities are subject to some form of early prepayment, higher interest rates reduce the pace and/or probability of such prepayments, thereby extending the effective duration of those securities.

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

Financing Activities

Net cash flows used in financing activities in the first three months of 2008 totaled $1.59 billion, compared with $462 million in the same 2007 period. The 2008 and 2007 totals primarily reflected common share repurchases, the repayment of debt and dividends to shareholders, partially offset by the proceeds from employee stock option exercises and, in 2007, the proceeds of debt issuances. On March 15, 2008, the Company’s $400 million, 3.75% senior notes matured and were fully paid. The Company’s debt-to-capital ratio at March 31, 2008 was below its 20% target level.

Dividends paid to shareholders totaled $179 million and $175 million in the first three months of 2008 and 2007, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

In January 2008, the board of directors authorized an additional $5 billion for the repurchase of the Company’s common shares. Under the authorization, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorization does not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions. During the three months ended March 31, 2008, the Company repurchased 20.8 million shares under its share repurchase authorization for a total cost of approximately $1.00 billion. The average cost per share repurchased was $48.02. At March 31, 2008, the Company had $4.93 billion of capacity remaining under the share repurchase authorization.

The following table summarizes the components of the Company’s capital structure at March 31, 2008 and December 31, 2007.

(in millions)	March 31, 2008	December 31, 2007
Debt:
Short-term	$384	$649
Long-term	5,443	5,577
Net unamortized fair value adjustments and debt issuance costs	14	16

Total debt	5,841	6,242

Preferred shareholders’ equity	108	112
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	25,654	25,834
Accumulated other changes in equity from nonowner sources	626	670

Total shareholders’ equity	26,388	26,616

Total capitalization	$32,229	$32,858

The $629 million decrease in total capitalization from year-end 2007 reflected the impact of common share repurchases, debt maturities, dividends to shareholders and a decline in unrealized appreciation on investments, partially offset by net income in the first quarter of 2008.

RATINGS

Ratings are an important factor in setting the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P). Rating agencies typically issue two types of ratings: claims-paying (or financial strength) ratings which assess an insurer’s ability to meet its financial obligations to policyholders and debt ratings which assess a company’s prospects for repaying its debts and assist lenders in setting interest rates and terms for a company’s short- and long-term borrowing needs. Agency ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating agency. Each agency’s rating should be evaluated independently of any other agency’s rating. The system and the number of rating categories can vary widely from rating agency to rating agency. Customers usually focus on claims-paying ratings, while creditors focus on debt ratings. Investors use both to evaluate a company’s overall financial strength. The ratings issued on the Company or its subsidiaries by any of these agencies are announced publicly and are available on the Company’s website and from the agencies.

The Company’s insurance operations could be negatively impacted by a downgrade in one or more of the Company’s financial strength ratings. If this were to occur, the Company could experience a reduced demand for certain products in certain markets. Additionally, the Company’s ability to access the capital markets could be impacted by a downgrade in one or more of the Company’s debt ratings. If this were to occur, the Company could incur higher borrowing costs.

Claims – Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Guarantee Company of Canada and Travelers Insurance Company Limited as of April 24, 2008. The table also presents S&P’s Lloyd’s Syndicate Assessment rating for Travelers Syndicate Management — Syndicate 5000. The table presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best		Moody’s		S&P		Fitch
Travelers Reinsurance Pool (a)(b)	A+	(2nd of 16)	Aa3	(4th of 21)	AA-	(4th of 21)	AA	(3rd of 24)
Travelers C&S Co. of America	A+	(2nd of 16)	Aa3	(4th of 21)	AA-	(4th of 21)	AA	(3rd of 24)
First Floridian Auto and Home Ins. Co.	A-	(4th of 16)		—		—	AA	(3rd of 24)
First Trenton Indemnity Company	A	(3rd of 16)		—		—	AA	(3rd of 24)
The Premier Insurance Co. of MA	A	(3rd of 16)		—		—		—
Travelers C&S Co. of Europe, Ltd.	A+	(2nd of 16)	Aa3	(4th of 21)	AA-	(4th of 21)		—
Travelers Guarantee Company of Canada	A	(3rd of 16)		—		—		—
Travelers Insurance Company Limited	A	(3rd of 16)		—		—		—
Travelers Syndicate Management Limited – Syndicate 5000		—		—	3-	(9 of 15)		—

(a)   The Travelers Reinsurance Pool consists of: The Travelers Indemnity Company, The Charter Oak Fire Insurance Company, The Phoenix Insurance Company, The Travelers Indemnity Company of Connecticut, The Travelers Indemnity Company of America, Travelers Property Casualty Company of America, Travelers Commercial Casualty Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Casualty and Surety Company, Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, American Equity Specialty Insurance Company, The Standard Fire Insurance Company, The Automobile Insurance Company of Hartford, Connecticut, Travelers Casualty Insurance Company of America, Farmington Casualty Company, Travelers Commercial Insurance Company, Travelers Casualty Company of Connecticut, Travelers Property Casualty Insurance Company, Travelers Personal Security Insurance Company, Travelers Personal Insurance Company, Travelers Excess and Surplus Lines Company, St. Paul Fire and Marine Insurance Company, St. Paul Surplus Lines Insurance Company, Athena Assurance Company, St. Paul Protective Insurance Company, St. Paul Medical Liability Insurance Company, St. Paul Guardian Insurance Company, St. Paul Mercury Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc., Discover Property & Casualty Insurance Company, Discover Specialty Insurance Company and United States Fidelity and Guaranty Company.

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

Debt Ratings

The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries as of April 24, 2008. The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best		Moody’s		S&P		Fitch

Senior debt	a-	(7th of 22)	A3	(7th of 21)	A-	(7th of 22)	A	(6th of 24)
Subordinated debt	bbb+	(8th of 22)	Baa1	(8th of 21)	BBB+	(8th of 22)	A-	(7th of 24)
Junior subordinated debt	bbb	(9th of 22)	Baa1	(8th of 21)	BBB	(9th of 22)	A-	(7th of 24)
Trust preferred securities	bbb	(9th of 22)	Baa1	(8th of 21)	BBB	(9th of 22)	A-	(7th of 24)
Preferred stock	bbb	(9th of 22)	Baa2	(9th of 21)	BBB	(9th of 22)		—
Commercial paper	AMB-1	(2nd of 6)	P-2	(2nd of 3)	A-2	(3rd of 10)	F-1	(2nd of 7)

Rating Agency Actions

On November 25, 2007, Moody’s announced that it was reviewing the ratings of the Company for a possible upgrade.

The following rating agency actions were taken with respect to the Company from January 1, 2008 through April 24, 2008:

•      On March 17, 2008, Fitch affirmed all ratings for the Company. The outlook remained stable.

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

A portion of the Company’s gross claims and claim adjustment expense reserves are for asbestos and environmental claims and related litigation, which totaled $4.72 billion at March 31, 2008. While the ongoing review of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2008			December 31, 2007
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,959	$12,428	$19,387	$7,180	$12,388	$19,568
Property	1,059	909	1,968	1,069	963	2,032
Commercial multi-peril	1,994	2,401	4,395	1,860	2,499	4,359
Commercial automobile	2,450	1,632	4,082	2,450	1,640	4,090
Workers’ compensation	9,346	6,501	15,847	9,373	6,474	15,847
Fidelity and surety	826	1,114	1,940	878	1,026	1,904
Personal automobile	1,448	994	2,442	1,466	998	2,464
Homeowners and personal—other	557	756	1,313	545	739	1,284
International and other	3,014	2,846	5,860	3,054	3,017	6,071
Property-casualty	27,653	29,581	57,234	27,875	29,744	57,619
Accident and health	70	10	80	71	10	81

Claims and claim adjustment expense reserves	$27,723	$29,591	$57,314	$27,946	$29,754	$57,700

The $386 million decline in gross claims and claim adjustment expense reserves since December 31, 2007 primarily reflected favorable prior year reserve development and payments related to operations in runoff (including asbestos and environmental payments), partially offset by growth in business volume.

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

Lastly, significant structural changes to the available data, product mix or organization can also materially impact the reserve estimation process. For example, the merger of TPC and SPC in 2004 resulted in the exposure of each other’s actuaries and claim departments to different products, data histories, analysis methodologies, claim settlement experts and more robust data when viewed on a combined basis. This impacted the range of estimates produced by the Company’s actuaries, as they reacted to new data, approaches and sources of expertise to draw upon. It also resulted in additional levels of uncertainty, as past trends (that were a function of past products, past claim handling procedures, past claim departments, and past legal and other experts) may not repeat themselves, as those items affecting the trends change or evolve due to the merger. This also increased the potential for material variation in estimates, as experts can have differing views as to the impact of these frequently evolving changes. Events such as mergers increase the inherent uncertainty of reserve estimates for a period of time, until stable trends reestablish themselves within the new organization.

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

Actuarial methods for analyzing and estimating claims and claim adjustment expense reserves

The principal estimation and analysis methods utilized by the Company’s actuaries are the paid development method, the case incurred development method, the Bornhuetter-Ferguson (BF) method, and average value analysis combined with the reported claim development method. The BF method is usually utilized for more recent accident periods, with a transition to other methods as the underlying claim data becomes more voluminous and therefore more credible. These are typically referred to as traditional actuarial methods. (See Glossary in the Company’s 2007 Annual Report on Form 10-K for an explanation of these methods.)

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

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	March 31, 2008	December 31, 2007
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$10,508	$10,731
Allowance for uncollectible reinsurance	(703)	(688)
Net reinsurance recoverables	9,805	10,043
Structured settlements	3,582	3,615
Mandatory pools and associations	1,982	1,983
Total reinsurance recoverables	$15,369	$15,641

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

Investment Valuation and Impairments

Fair Value Measurements

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in FAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the FAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

•                  Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•                  Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•                  Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

Valuation of Investments Reported at Fair Value in Financial Statements

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service). When quoted market prices are unavailable, the Company relies on a pricing service to determine an estimate of fair value, which is mainly for its fixed maturity investments. The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction. The following section describes the valuation methods used by the Company for each type of financial instrument it holds that are carried at fair value.

The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated willing parties, i.e., not in a forced transaction. The estimated fair value of a financial instrument may differ from the amount that could be realized if the security was sold immediately. Additionally, the valuation of fixed income investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value (i.e., the carrying amount) of an investment is not reflective of the price at which an actual transaction would occur.

Fixed Maturities

The Company utilizes a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

The pricing service evaluates each asset class based on relevant market information, relevant credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities additional inputs may be necessary.

The pricing service utilized by the Company has indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation.  If the pricing service discontinues pricing an investment, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service, but would have to make assumptions for market based inputs that are unavailable due to market conditions.

Because the fair value estimates of most fixed maturity investments are determined by evaluations that are based on observable market information rather than market quotes, all estimates of fair value for fixed maturities, other than U.S. Treasury securities, priced by the pricing service are included in the amount disclosed in Level 2 of the hierarchy. The estimated fair value of U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.

The Company reviews the estimates of fair value provided by the pricing service and compares the estimates to the Company’s knowledge of the market to determine if the estimates obtained are representative of the prices in the market. The Company produces a report monthly that lists all price changes from the previous month in excess of 5%. The Company reviews the report and will challenge any prices deemed not to be representative of fair value. In addition, the Company has implemented a process to randomly select purchased or sold securities and compare execution prices to the estimates from the pricing service. This process was implemented in mid-2007 and has not highlighted any issues with the fair value estimates from the pricing service.

The Company holds privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are the Merrill Lynch U.S. Corporate Index and the Merrill Lynch High Yield BB Rated Index.  The Company includes the fair value estimates of these corporate bonds in Level 2 since all significant inputs are market observable. As many of these securities are issued by public companies, the Company compares the estimates of fair value to the fair values of these companies’ publicly traded debt to test the validity of the internal pricing matrix.

While the vast majority of the Company’s municipal bonds are included in Level 2, the Company holds a small number of municipal bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3. Additionally, the Company holds a small amount of fixed maturities that have characteristics that make them unsuitable for matrix pricing. For these fixed maturities the Company obtains a quote from a broker (typically a market maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

Equities

For public common and preferred stocks, the Company receives prices from a nationally recognized research service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1. Infrequently, current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company. In these instances, the Company receives an estimate of fair value from the pricing service that provides fair value estimates for the Company’s fixed maturities. The service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed maturities. The Company includes the estimate in the amount disclosed in Level 2.

The Company holds investments in non-public common and preferred stocks (private equities) where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. The Company holds one private common stock where the estimate of fair value is provided by a third party appraiser on behalf of the investee and adjusted for a liquidity discount which takes into consideration the restriction on the common stock. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3.

Derivatives

The Company uses derivatives generally to hedge its net investment in a foreign subsidiary. The Company also holds non-public warrants in a public Company and has convertible bonds containing embedded conversion options that are reported separately from the host bond contract. For the derivatives used to hedge the net investment of a foreign subsidiary, the

Company uses quoted market prices to estimate fair value and includes the estimate in Level 1. The Company estimates fair value for the warrants using an option pricing model with observable market inputs. Because the warrants are not market traded, information concerning market participants is not available and the Company includes the estimate in the amount disclosed in Level 3. The Company bifurcates the embedded conversion options based on observable market inputs and includes the estimate of fair value in Level 2. The Company reviews the option pricing model on an annual basis for appropriateness.

Valuation of Investments Not Reported at Fair Value in Financial Statements

Short-term Securities

The Company’s short-term investments consist mainly of A1/P1 commercial paper with a remaining term of 25.9 days at March 31, 2008. Additionally, it is the Company’s policy to not invest in structured products for its short term investments. The Company believes that there is insignificant credit risk in its short-term portfolio and that amortized cost approximates fair value. The Company includes short-term investments in its impairment monitoring to identify any credit issues.

Real Estate

Real estate is recorded on the purchase date at the purchase price, which generally represents fair value, and is supported by internal analysis or external appraisals, using discounted cash flow analyses and other acceptable valuation techniques. Real estate is subsequently carried at the Company’s cost, net of depreciation.

Other Investments

The Company’s investment portfolio includes other investments not carried at fair value which include private equity limited partnerships, joint ventures, other limited partnerships and mortgage loans. The Company uses the equity method of accounting for these private equity limited partnerships, joint ventures and other limited partnerships, and amortized cost is used for mortgage loans.

Investment Impairments

The Company recognizes an impairment loss when an invested asset’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments (new cost basis), and it is determined that the Company will not be able to recover all amounts due pursuant to the issuers’ contractual obligations prior to sale or maturity or the change is deemed to be other-than-temporary. When the Company determines that an invested asset is other-than-temporarily impaired, the invested asset is written down to fair value, and the amount of the impairment is included in earnings as a realized investment loss. The fair value then becomes the new cost basis of the investment, and any subsequent recoveries in fair value, other than increases in value resulting from resetting the yield on the impaired securities, are recognized at disposition.

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

Sales of Temporarily Impaired Invested Assets

The Company may, from time to time, sell invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in the Company’s intent or ability to hold an invested asset. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in the Company’s liquidity needs, or changes in tax laws or the regulatory environment.

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

Real Estate Investments

The carrying value of a real estate property is reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The review for impairment includes an estimate of the undiscounted cash flows expected to result from the use and eventual disposition of the real estate property. An impairment loss is recognized if the expected future undiscounted cash flows are less than the carrying value of the real estate property. The impairment loss is measured as the amount by which the carrying amount exceeds fair value. On at least an annual basis, the Company obtains independent appraisals for principally all of its real estate investments.

Other Investments

Venture capital investments and non-publicly traded investments are reviewed quarterly for other-than-temporary impairment by the external fund manager and the Company’s portfolio managers. An impairment loss is recognized if, based on the specific facts and circumstances, it is probable that the Company will not be able to recover all of the cost of an individual holding. Also included in other investments are partnership investments and investments in limited liability companies (together, “partnerships”) that generally report investments on their balance sheet at fair value.   The managers/general partners of the private equity partnerships provide financial information quarterly which is generally available to investors, including the Company, within three to six months following the date of the reporting period. Certain limited partnerships provide financial information monthly which is available to investors within one month following the date of the reporting period.  The Company reviews these investments for impairment no less frequently than quarterly and monitors the performance throughout the year through discussions with the managers/general partners.  If the Company becomes aware of an other-than-temporary impairment of a partnership investment at the balance sheet date prior to receiving financial information, it will record an impairment charge consistent with the Company’s impairment policy.

The following table summarizes for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at March 31, 2008, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total
Fixed maturities	$42	$4	$—	$—	$46
Equity securities	11	—	—	—	11
Total	$53	$4	$—	$—	$57

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

OTHER MATTERS

Unresolved Staff Comments

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance subsequently asked for further information, which the Company provided. Specifically, the staff asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at March 31, 2008 and December 31, 2007, 2006, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and other intangible assets) at March 31, 2008 and December 31, 2007, 2006, 2005 and 2004 would not be material.

Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the Division) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC. The Company has been cooperating with the Division’s requests for information.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

OUTLOOK

The Company’s objective is to enhance its position as a consistently profitable market leader and a cost-effective provider of property and casualty insurance in the United States and in selected international markets. A variety of factors continue to affect the property and casualty insurance market and the Company’s core business outlook for the remainder of 2008, including competitive conditions in the markets served by the Company’s business segments, loss cost trends, interest rate trends and the investment environment.

Competition. The Company expects property casualty insurance market conditions to continue to become modestly more competitive during the remainder of 2008, particularly for new business. The pricing environment for new business generally has less of an impact on underwriting profitability than renewal price changes, particularly in an environment of high retention rates, which the Company has experienced over the past several years. In the Business Insurance and the Financial, Professional & International Insurance segments, the Company expects renewal price changes in the remainder of 2008 will modestly decline from their 2007 levels. In the Personal Insurance segment, the Company expects automobile and homeowners renewal price changes will increase slightly compared to their 2007 levels. These expectations for the pricing environment, when combined with expected modestly increased loss costs, will likely result in somewhat reduced underwriting profitability in 2008 as compared to 2007.

Loss Cost Trends. Loss cost trends are primarily driven by changes in claim frequency and claim severity. The industry has generally experienced unprecedented low levels of non-catastrophe related claim frequency over the last several years. The Company expects this level of claim frequency to continue in the remainder of 2008 in certain lines of business, while claim frequency is expected to increase modestly for other lines of business. The Company also expects severity to increase modestly for non-catastrophe related claims.

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

In recent periods, the Company has recorded net favorable prior year reserve development, primarily driven by better than expected loss experience in all of the Company’s segments for prior loss years.  If better than expected loss experience continues, the Company may record additional net favorable prior year reserve development in the remainder of 2008.  In that case, the Company may also concurrently revise favorably its current year loss estimates.  However, better than expected loss experience may not continue or may reverse, in which case the Company may record no favorable prior year reserve development or net unfavorable prior year reserve development in future periods. In that case, the Company may revise current year loss estimates upward in future periods.

Interest Rate Trends and the Investment Environment. Changes in the general interest rate environment affect the returns available on new investments. While a rising interest rate environment enhances the returns available on new fixed income investments, thereby favorably impacting net investment income, it reduces the market value of existing fixed maturity investments, and therefore, shareholders’ equity. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting net investment income, but increases the market value of existing investments and therefore, shareholders’ equity. In 2007 and in the first quarter of 2008, short-term and long-term interest rates declined, reducing the interest income on the Company’s short-term investment portfolio and lowering the rate received on new long-term investment purchases. Reduced liquidity in the capital markets could adversely impact the Company’s investment portfolio, particularly private equity investments and investments in hedge funds.

At March 31, 2008, approximately 5% of the Company’s invested assets were comprised of equity securities, venture capital investments, private equity limited partnerships, joint ventures, other limited partnerships and trading securities, which are subject to greater volatility than fixed income investments. General economic conditions, stock market conditions and many other factors beyond the Company’s control may affect the value of these non-fixed income investments and the realization of net investment income. The Company is not able to predict future market conditions or their impact on net investment income.

Net investment income is an important contributor to the Company’s results of operations, and the Company expects the investment environment to remain challenging during the remainder of 2008, particularly with respect to its non-fixed income investment portfolio.

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Specifically, earnings guidance, statements about the Company’s share repurchase plans and statements about the potential impact of the recent disruption in the investment markets on the Company’s investment portfolio and underwriting results are forward looking, and the Company may make forward-looking statements about its results of operations (including, among others, premium volume, net and operating income, investment income, return on equity and combined ratio), and financial condition (including, among others, invested assets and liquidity); the sufficiency of its asbestos and other reserves (including, among others, asbestos claim payment patterns); the cost and availability of reinsurance coverage; catastrophe losses; investment performance; market conditions; and strategic initiatives. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

Some of the factors that could cause actual results to differ include, but are not limited to, the following: catastrophe losses could materially and adversely affect the Company’s results of operations, its financial position and/or liquidity and could adversely impact its ratings, the Company’s ability to raise capital and the availability and cost of reinsurance; if actual claims exceed the Company’s loss reserves, or if changes in the estimated level of loss reserves are necessary, the Company’s financial results could be materially and adversely affected; the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation; the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; the effects of emerging claim and coverage issues on the Company’s business are uncertain; the Company may not be able to collect all amounts due to it from reinsurers, and reinsurance coverage may not be available to the Company in the future at commercially reasonable rates or at all; the intense competition that the Company faces could harm its ability to maintain or increase its profitability and premium volume; the Company is exposed to credit risk in certain of its business operations and in its investment portfolio; the insurance industry and the Company are the subject of a number of investigations by state and federal authorities in the United States, and the Company cannot predict the outcome of these investigations or their impact on its business or financial results; the Company’s businesses are heavily regulated, and changes in regulation may reduce the Company’s profitability and limit its growth; a downgrade in the Company’s claims-paying and financial strength ratings could adversely impact its business volumes, adversely impact its ability to access the capital markets and increase its borrowing costs; the Company’s investment portfolio may suffer reduced returns or losses; the inability of the Company’s insurance subsidiaries to pay dividends to the holding company in sufficient amounts would harm the Company’s ability to meet its obligations and to pay future shareholder dividends; disruptions to the Company’s relationships with its independent agents and brokers could adversely affect the Company; the Company is subject to a number of risks associated with its business outside the United States; the Company could be adversely affected if its controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective; the Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology; certain significant multiyear projects are currently in process but may not be successful; and if the Company experiences difficulties with technology, data security and/or outsourcing relationships its ability to conduct its business could be negatively impacted.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk components since December 31, 2007.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In the first quarter of 2008, the Company upgraded the software used to consolidate its financial results and the software used to facilitate the reconciliation of bank accounts. These actions enhanced system functionality and related user interfaces. Management has reviewed and tested the internal controls affecting these actions as part of its overall evaluation of internal controls over financial reporting. Other than the foregoing, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company’s property is subject.

Asbestos- and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation, including, among others, the litigation described below. The Company continues to be subject to aggressive asbestos-related litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. For a discussion of other information regarding the Company’s asbestos and environmental exposure, see “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asbestos Claims and Litigation,” “— Environmental Claims and Litigation” and “— Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, is involved in three significant proceedings relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos. The proceedings, which are pending in the U.S. Bankruptcy Court for the District of Delaware (In re: ACandS, Inc.) and the U.S. District Court for the District of Pennsylvania (ACandS, Inc. v. Travelers Casualty and Surety Co., No. 03-MC-222 and ACandS, Inc. v. Travelers Casualty and Surety Co., 00-CV-4633), involve disputes as to whether and to what extent any of ACandS’ potential liabilities for current or future bodily injury asbestos claims are covered by insurance policies issued by TPC.

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

On August 27, 2007, the bankruptcy court overseeing ACandS’ bankruptcy approved the settlement and no appeals from that approval were taken. As a result, the Company has placed $449 million into escrow. Upon fulfillment of all remaining contingencies, including final court approval of a plan of reorganization for ACandS and the issuance of the injunctions described above, those funds will be released from escrow to the trust created under ACandS’ plan of reorganization. Objections to ACandS’ plan of reorganization were due on March 24, 2008. Several parties filed objections. A hearing to consider the confirmation of ACandS’ plan of reorganization is scheduled for May 6, 2008. If the plan is approved by final order and if all remaining contingencies are fulfilled, the release of the funds from escrow to the trust will be recorded as a paid claim and reduction in claim reserves, and accordingly, there will be no effect on the Company’s results of operations. The Company expects to seek to recover approximately $84 million of the $449 million from reinsurers.

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

The federal bankruptcy court that had presided over the bankruptcy of TPC’s former policyholder Johns-Manville Corporation issued a temporary injunction prohibiting the prosecution of the Statutory Actions (but not the Hawaii Actions), the Common Law Claims and an additional set of cases filed in various state courts in Texas and Ohio, and enjoining certain attorneys from filing any further lawsuits against TPC based on similar allegations. Notwithstanding the injunction, additional common law claims were filed against TPC.

In November 2003, the parties reached a settlement of the Statutory and Hawaii Actions. This settlement includes a lump-sum payment of up to $412 million by TPC, subject to a number of significant contingencies. In May 2004, the parties reached a settlement resolving substantially all pending and similar future Common Law Claims against TPC. This settlement requires a payment of up to $90 million by TPC, subject to a number of significant contingencies. Each of these settlements is contingent upon, among other things, a final order of the bankruptcy court clarifying that all of these claims, and similar future asbestos-related claims against TPC, are barred by prior orders entered by the bankruptcy court.

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

Various parties appealed the district court’s March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit. On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court’s approval of an order issued by the bankruptcy court prohibiting the prosecution of the Statutory and Hawaii Actions and the Common Law Claims, as well as future similar direct action litigation, against TPC. On February 29, 2008, TPC and certain other parties to the appeals filed a petition for rehearing and/or rehearing en banc, requesting reinstatement of the district court’s judgment. The petition is presently pending. Unless the Second Circuit’s decision is reversed on further appeal and the bankruptcy court’s order is reinstated and becomes final, the settlements will be voided and TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses). In that case, the Company intends to litigate the direct action cases vigorously.

SPC, which is not covered by the bankruptcy court rulings or the settlements described above, is a party to pending direct action cases in Texas state court asserting common law claims and intends to litigate those cases vigorously.

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

Shareholder Litigation and Related Proceedings

In November 2004, two purported class actions were brought in the U.S. District Court for the District of Minnesota by certain shareholders of the Company against the Company and certain of its current and former officers and directors. These two actions were consolidated as In re St. Paul Travelers Securities Litigation II. An amended consolidated complaint was filed alleging violations of federal securities laws in connection with (i) the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, (ii) the Company’s alleged involvement in a conspiracy to rig bids and (iii) the Company’s allegedly improper use of finite reinsurance products. On January 17, 2008, the parties in In re St. Paul Travelers Securities Litigation II entered into a stipulation of settlement resolving the case. The settlement, which is subject to court approval, will not have a material impact on the Company’s results of operations.

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

The Company’s Gulf operation brought an action on May 22, 2003 in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against Transatlantic Reinsurance Company (Transatlantic), XL Reinsurance America, Inc. (XL), Odyssey America Reinsurance Corporation (Odyssey), Employers Reinsurance Company (Employers) and Gerling Global Reinsurance Corporation of America (Gerling), to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy. The reinsurers asserted counterclaims seeking rescission of the vehicle residual value reinsurance contracts issued to Gulf and unspecified damages for breach of contract. Gerling commenced a separate action asserting the same claims, which has been consolidated with the original Gulf action for pre-trial purposes.

Gulf has entered into final settlement agreements with Employers, XL, Transatlantic and Odyssey which resolve all claims between Gulf and these defendants under the reinsurance agreements at issue in the litigation.

In November 2007, the court issued rulings denying Gulf’s motion for partial summary judgment against Gerling, the sole remaining defendant, but granting Gerling’s motion for partial summary judgment on certain claims and counterclaims asserted by Gulf and Gerling. Gulf has appealed the court’s decision to the Supreme Court of New York Appellate Division, First Department, and has been granted a stay of trial on the remaining claims pending that appeal. Briefing of the appeal was completed on April 11, 2008. The Court has not yet set a date for oral argument. Gulf denies Gerling’s allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the action.

Based on the Company’s beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

The Company is a defendant in three consolidated lawsuits in the U.S. District Court for the Eastern District of Louisiana arising out of disputes with certain policyholders over whether insurance coverage is available for flood losses arising from Hurricane Katrina: Chehardy, et al. v. State Farm, et al., Vanderbrook, et al. v. State Farm Fire & Cas. Co., et al., and Xavier University of Louisiana v. Travelers Property Ca. Co. of America. Chehardy and Vanderbrook are purported class actions in which the Company is one of several insurer defendants. Xavier is an individual suit involving a property insurance policy brought by one of the Company’s insureds. All of these actions allege that the losses were caused by the failure of the New Orleans levees and, therefore, they allege that insurance coverage is available for the resulting flooding. On November 27, 2006, the district court issued a ruling in the three consolidated cases denying the motions of the Company and certain other insurers for a summary disposition of the cases.

On August 2, 2007, the U.S. Court of Appeals for the Fifth Circuit reversed the district court’s ruling, holding that there is no coverage for the plaintiffs’ flood losses under the policies at issue (including policies issued by the Company) because the policies’ flood exclusions unambiguously exclude coverage. On August 27, 2007, the Fifth Circuit denied the plaintiffs’ petition for rehearing. The plaintiffs filed a Petition for Writ of Certiorari with the U.S. Supreme Court, which was denied on February 19, 2008.

The district court to which these cases were remanded following the Fifth Circuit decision discussed above, issued an order staying all proceedings concerning the interpretation of the flood exclusion pending a decision by the Louisiana Supreme Court in an appeal entitled Joseph Sher v. Lafayette Insurance Co., et al. Sher is an appeal from a decision of a Louisiana state appellate court in which, contrary to the Fifth Circuit’s ruling discussed above, certain judges on the panel ruled that the flood exclusion at issue in the case is ambiguous, in which case insurance coverage may be available for flood losses. Although the Company is not a party to Sher, the district court issued the stay on the basis that the Louisiana Supreme Court’s decision in Sher could be relevant to the outcome of the district court cases. On April 8, 2008, the Louisiana Supreme Court issued a decision in Sher holding, consistent with the Fifth Circuit ruling discussed above, that the flood exclusion is unambiguous and, therefore, insurance coverage is not available for the plaintiffs’ flood losses. On April 22, 2008, the plaintiff filed an application for rehearing.

As previously disclosed, as part of ongoing, industry-wide investigations, the Company and its affiliates have received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the U.S. Attorney for the Southern District of New York and the U.S. Securities and Exchange Commission (SEC).  The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company’s involvement with “non-traditional insurance and reinsurance products.”  The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

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

In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers. The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees. All defendants moved to dismiss the complaint for failure to state a claim. After giving plaintiffs multiple opportunities to replead, the court dismissed the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs are appealing the district court’s decisions to the U.S. Court of Appeals for the Third Circuit. Additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation, and further actions may be brought. The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations either as a liability insurer defending third-party claims brought against policyholders, or as an insurer defending claims brought against it relating to coverage or the Company’s business practices.  While the ultimate resolution of these legal proceedings could be material to the Company’s results of operations in a future period, in the opinion of the Company’s management, none would likely have a material adverse effect on the Company’s financial position or liquidity.

The Company previously reported that it sought guidance from the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters.”  After discussion with the staff of the Division of Corporate Finance and the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the “Division”) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC. The Company has been cooperating with the Division’s requests for information.

Item 1A. RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item 1A, of the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2007 Annual Report on Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1, 2008	January 31, 2008	3,941,012	$50.61	3,602,400	$5,748,425,971
February 1, 2008	February 29, 2008	9,380,125	47.79	9,129,500	5,312,199,826
March 1, 2008	March 31, 2008	8,111,442	46.96	8,099,351	4,931,853,967
Total		21,432,579	$47.99	20,831,251	$4,931,853,967

The Company repurchased 601,328 shares during the three-month period ended March 31, 2008 that were not part of the publicly announced share repurchase authorization, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised. The Company’s share repurchase authorization, which has no expiration date, was first approved and announced by the Company’s board of directors in May 2006. In January 2008, the board of directors authorized an additional $5 billion for share repurchases.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 24, 2008	By	/S/ BRUCE A. BACKBERG
Bruce A. Backberg Senior Vice President (Authorized Signatory)

Date: April 24, 2008	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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