Form 10-Q
period 2008-06-30
TRAVELERS COMPANIES, INC.
filed 2008-07-23
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-10898

The Travelers Companies, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0518860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

385 Washington Street

St. Paul, MN 55102

(Address of principal executive offices) (Zip Code)

(651) 310-7911

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 17, 2008 was 590,800,206.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2008

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues
Premiums	$5,357	$5,327	$10,697	$10,622
Net investment income	778	990	1,593	1,950
Fee income	90	127	195	247
Net realized investment gains (losses)	36	128	(26)	142
Other revenues	34	1	68	39
Total revenues	6,295	6,573	12,527	13,000

Claims and expenses
Claims and claim adjustment expenses	3,092	3,096	6,113	6,285
Amortization of deferred acquisition costs	961	915	1,915	1,784
General and administrative expenses	864	836	1,717	1,669
Interest expense	91	85	181	161
Total claims and expenses	5,008	4,932	9,926	9,899

Income before income taxes	1,287	1,641	2,601	3,101
Income tax expense	345	387	692	761
Net income	$942	$1,254	$1,909	$2,340

Net income per share
Basic	$1.57	$1.90	$3.14	$3.52
Diluted	$1.54	$1.86	$3.08	$3.41

Weighted average number of common shares outstanding
Basic	598.7	658.6	607.4	664.2
Diluted	610.8	676.0	619.5	688.6

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Fixed maturities, available for sale at fair value (including $1,613 and $1,988 subject to securities lending) (amortized cost $63,216 and $64,152)	$63,143	$64,920
Equity securities, at fair value (cost $469 and $473)	464	488
Real estate	833	850
Short-term securities	5,533	5,186
Other investments	3,270	3,374
Total investments	73,243	74,818

Cash	329	271
Investment income accrued	837	861
Premiums receivable	6,347	6,142
Reinsurance recoverables	15,359	15,641
Ceded unearned premiums	1,116	1,123
Deferred acquisition costs	1,853	1,809
Deferred tax asset	1,459	1,207
Contractholder receivables	6,616	6,696
Goodwill	3,365	3,366
Other intangible assets	747	814
Other assets	2,354	2,476
Total assets	$113,625	$115,224

Liabilities
Claims and claim adjustment expense reserves	$57,276	$57,700
Unearned premium reserves	11,339	11,227
Contractholder payables	6,616	6,696
Payables for reinsurance premiums	694	618
Debt	6,336	6,242
Other liabilities	5,441	6,125
Total liabilities	87,702	88,608

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding at both dates)	103	112
Common stock (1,750.0 shares authorized; 592.8 and 627.8 shares issued and outstanding)	19,137	18,990
Retained earnings	12,655	11,110
Accumulated other changes in equity from nonowner sources	79	670
Treasury stock, at cost (119.8 and 82.9 shares)	(6,051)	(4,266)
Total shareholders’ equity	25,923	26,616
Total liabilities and shareholders’ equity	$113,625	$115,224

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the six months ended June 30,	2008	2007
Convertible preferred stock—savings plan
Balance, beginning of year	$112	$129
Redemptions during period	(9)	(10)
Balance, end of period	103	119

Common stock
Balance, beginning of year	18,990	18,530
Employee share-based compensation	71	178
Compensation amortization under share-based plans and other changes	76	95
Conversion of convertible notes	—	36
Balance, end of period	19,137	18,839

Retained earnings
Balance, beginning of year	11,110	7,253
Net income	1,909	2,340
Dividends	(362)	(368)
Other	(2)	3
Balance, end of period	12,655	9,228

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	670	452
Change in net unrealized gain on investment securities	(557)	(716)
Net change in unrealized foreign currency translation and other changes	(34)	44
Balance, end of period	79	(220)

Treasury stock (at cost)
Balance, beginning of year	(4,266)	(1,229)
Treasury shares acquired – share repurchase authorization	(1,750)	(1,347)
Net shares acquired related to employee share-based compensation plans	(35)	(68)
Balance, end of period	(6,051)	(2,644)
Total common shareholders’ equity	25,820	25,203
Total shareholders’ equity	$25,923	$25,322

Common shares outstanding
Balance, beginning of year	627.8	678.3
Shares acquired – share repurchase authorization	(36.1)	(25.3)
Net shares issued under employee share-based compensation plans	1.1	3.3
Shares issued pursuant to conversion of convertible notes	—	0.7
Balance, end of period	592.8	657.0

Summary of changes in equity from nonowner sources
Net income	$1,909	$2,340
Other changes in equity from nonowner sources, net of tax	(591)	(672)
Total changes in equity from nonowner sources	$1,318	$1,668

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the six months ended June 30,	2008	2007
Cash flows from operating activities
Net income	$1,909	$2,340
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	26	(142)
Depreciation and amortization	414	408
Deferred federal income tax expense	26	181
Amortization of deferred policy acquisition costs	1,915	1,784
Equity in income from other investments	(33)	(372)
Premiums receivable	(205)	(351)
Reinsurance recoverables	282	1,079
Deferred acquisition costs	(1,959)	(1,991)
Claims and claim adjustment expense reserves	(424)	(605)
Unearned premium reserves	112	335
Trading account activities	7	(4)
Loss on redemption of subordinated debentures	—	32
Excess tax benefits from share-based payment arrangements	(7)	(20)
Other	(432)	(750)
Net cash provided by operating activities	1,631	1,924

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,688	2,564
Proceeds from sales of investments:
Fixed maturities	2,449	1,538
Equity securities	50	56
Real estate	25	—
Other investments	424	931
Purchases of investments:
Fixed maturities	(4,413)	(6,013)
Equity securities	(60)	(55)
Real estate	(25)	(53)
Other investments	(285)	(371)
Net (purchases) sales of short-term securities	(347)	304
Securities transactions in course of settlement	74	54
Other	(163)	(210)
Net cash provided by (used in) investing activities	417	(1,255)

Cash flows from financing activities
Issuance of debt	496	2,461
Payment of debt	(400)	(1,468)
Dividends paid to shareholders	(359)	(368)
Issuance of common stock – employee share options	59	160
Treasury stock acquired – share repurchase authorization	(1,765)	(1,335)
Treasury stock acquired – net employee share-based compensation	(28)	(38)
Excess tax benefits from share-based payment arrangements	7	20
Net cash used in financing activities	(1,990)	(568)
Effect of exchange rate changes on cash	—	2

Net increase in cash	58	103
Cash at beginning of period	271	459
Cash at end of period	$329	$562

Supplemental disclosure of cash flow information
Income taxes paid	$715	$786
Interest paid	$184	$161

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

Adoption of New Accounting Standards

Accounting for Uncertainty in Income Taxes

The Financial Accounting Standards Board (FASB) issued, in July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48) and, in May 2007, FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1).  FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The adoption of FIN 48 at January 1, 2007 and FSP FIN 48-1 at June 30, 2007 did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (FAS 159).  FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis for new assets or liabilities within the scope of FAS 159 as the initial and subsequent measurement attribute for those financial assets and liabilities and certain other items including property and casualty insurance contracts.  Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up-front costs and fees associated with the item for which the fair value option is elected.  Entities electing the fair value option are required to distinguish on the face of the statement of financial position the fair value of assets and liabilities for which the fair value option has been elected, and similar assets and liabilities measured using another measurement attribute.  An entity can accomplish this by either reporting the fair value and non-fair-value carrying amounts as separate line items or aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.        BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB issued Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11).  EITF 06-11 requires that realized income tax benefits related to dividend payments that are charged to retained earnings and paid to employees holding equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital.  EITF 06-11 shall be applied to share-based payment awards that are declared in fiscal years beginning after December 15, 2007.  The adoption of EITF 06-11 effective January 1, 2008 did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

Business Combinations

In December 2007, the FASB issued Revised Statement of Financial Accounting Standards No. 141R, Business Combinations (FAS 141R), a replacement of FAS 141, Business Combinations (FAS 141).  FAS 141R provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.  In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.        BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Participating Securities Granted in Share-Based Payment Transactions

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FAS 128, Earnings per Share.  The FSP redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.”  Outstanding unvested restricted stock and deferred stock units issued under employee compensation programs containing such dividend participation features would be considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.”

The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years.  All prior-period EPS data presented is to be adjusted retrospectively to conform to the provisions of this FSP.  Early application is not permitted.

The Company has not yet determined the impact, if any, that FSP EITF 03-6-1 will have on its computation and presentation of EPS.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets.  The FSP amends the factors that an entity should consider in determining the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets, to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions.  Previously an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications.  Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension.  The amendment may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value.  The FSP also requires disclosure in addition to that already required by FAS 142.

The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years.  Early adoption is prohibited.  The requirements for determining the useful life of intangible assets apply to intangible assets acquired after January 1, 2009.  The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.        BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Financial, Professional & International Insurance

The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which require a primarily credit-based underwriting process, as well as property and casualty products that are primarily marketed on a domestic basis in the United Kingdom, Ireland and Canada, and on an international basis through Lloyd’s.  The segment includes the Bond & Financial Products group as well as the International group.

In March 2007, the Company completed the sale of its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., which accounted for $6 million and $25 million of net written premiums in the second quarter and first six months of 2007, respectively.  Net written premiums recorded in the second quarter of 2007 subsequent to the completion of the sale reflected the impact of the one-month reporting lag for this operation.  The impact of this transaction was not material to the Company’s results of operations or financial position.

Personal Insurance

The Personal Insurance segment offers virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company, and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc.  These subsidiaries primarily offered nonstandard automobile coverage and accounted for $0 and $49 million of net written premiums in the second quarter and first six months of 2007, respectively.  The impact of this transaction was not material to the Company’s results of operations or financial position.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.             SEGMENT INFORMATION

The following table summarizes the components of the Company’s revenues and operating income by reportable business segments:

(for the three months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2008
Premiums	$2,781	$852	$1,724	$5,357
Net investment income	540	120	118	778
Fee income	90	—	—	90
Other revenues	7	8	19	34
Total operating revenues (1)	$3,418	$980	$1,861	$6,259
Operating income (1)	$658	$204	$122	$984

2007
Premiums	$2,802	$844	$1,681	$5,327
Net investment income	717	125	148	990
Fee income	127	—	—	127
Other revenues	10	6	21	37
Total operating revenues (1)	$3,656	$975	$1,850	$6,481
Operating income (1)	$805	$152	$276	$1,233

(for the six months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2008
Premiums	$5,567	$1,699	$3,431	$10,697
Net investment income	1,113	242	238	1,593
Fee income	195	—	—	195
Other revenues	13	13	40	66
Total operating revenues (1)	$6,888	$1,954	$3,709	$12,551
Operating income (1)	$1,341	$412	$303	$2,056

2007
Premiums	$5,565	$1,688	$3,369	$10,622
Net investment income	1,411	246	293	1,950
Fee income	247	—	—	247
Other revenues	14	11	45	70
Total operating revenues (1)	$7,237	$1,945	$3,707	$12,889
Operating income (1)	$1,483	$308	$542	$2,333

(1)      Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.        SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Revenue reconciliation
Earned premiums:
Business Insurance:
Commercial multi-peril	$749	$770	$1,504	$1,530
Workers’ compensation	589	549	1,169	1,082
Commercial automobile	487	509	986	1,016
Property	476	499	946	980
General liability	478	472	958	927
Other	2	3	4	30
Total Business Insurance	2,781	2,802	5,567	5,565

Financial, Professional & International Insurance:
General liability	225	242	450	484
Fidelity and surety	288	268	568	538
International	307	300	617	600
Other	32	34	64	66
Total Financial, Professional & International Insurance	852	844	1,699	1,688

Personal Insurance:
Automobile	919	912	1,830	1,851
Homeowners and other	805	769	1,601	1,518
Total Personal Insurance	1,724	1,681	3,431	3,369
Total earned premiums	5,357	5,327	10,697	10,622
Net investment income	778	990	1,593	1,950
Fee income	90	127	195	247
Other revenues	34	37	66	70
Total operating revenues for reportable segments	6,259	6,481	12,551	12,889
Interest Expense and Other	—	(36)	2	(31)
Net realized investment gains (losses)	36	128	(26)	142
Total consolidated revenues	$6,295	$6,573	$12,527	$13,000

Income reconciliation, net of tax
Total operating income for reportable segments	$984	$1,233	$2,056	$2,333
Interest Expense and Other (1)	(66)	(66)	(130)	(88)

Total operating income	918	1,167	$1,926	$2,245
Net realized investment gains (losses)	24	87	(17)	95
Total consolidated net income	$942	$1,254	$1,909	$2,340

(1)

The primary component of Interest Expense and Other was after-tax interest expense of $59 million and $117 million for the three months and six months ended June 30 2008, respectively, and $55 million and $105 million for the three months and six months ended June 30, 2007, respectively. The 2007 second quarter and six-month totals also included benefits of $24 million and $52 million, respectively, from the favorable resolution of various prior year federal tax matters, and an after-tax loss of $25 million related to the Company’s redemption of its 4.50% contingently convertible debentures.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.        SEGMENT INFORMATION, Continued

(in millions)	June 30, 2008	December 31, 2007
Asset reconciliation:
Business Insurance	$85,713	$87,160
Financial, Professional & International Insurance	14,223	14,099
Personal Insurance	13,103	13,300
Total assets for reportable segments	113,039	114,559
Other assets (1)	586	665
Total consolidated assets	$113,625	$115,224

(1)      The primary components of other assets at both dates were other intangible assets, property and equipment and deferred taxes.

3.        INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2008, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,768	$65	$—	$1,833
Obligations of states, municipalities and political subdivisions	38,091	437	247	38,281
Debt securities issued by foreign governments	1,659	13	10	1,662
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	6,639	56	159	6,536
All other corporate bonds	14,960	125	354	14,731
Redeemable preferred stock	99	6	5	100
Total	$63,216	$702	$775	$63,143

	Amortized	Gross Unrealized		Fair
(at December 31, 2007, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,092	$58	$—	$2,150
Obligations of states, municipalities and political subdivisions	38,111	751	40	38,822
Debt securities issued by foreign governments	1,629	11	5	1,635
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,108	73	65	7,116
All other corporate bonds	15,120	169	194	15,095
Redeemable preferred stock	92	12	2	102
Total	$64,152	$1,074	$306	$64,920

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.        INVESTMENTS, Continued

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at June 30, 2008, in millions)	Cost	Gains	Losses	Value
Common stock	$173	$13	$6	$180
Non-redeemable preferred stock	296	6	18	284
Total	$469	$19	$24	$464

		Gross Unrealized		Fair
(at December 31, 2007, in millions)	Cost	Gains	Losses	Value
Common stock	$160	$24	$1	$183
Non-redeemable preferred stock	313	8	16	305
Total	$473	$32	$17	$488

Short-term Investments

Short-term investments held in escrow in accordance with the terms of the ACandS, Inc. (ACandS) settlement had a fair value of $457 million and $454 million at June 30, 2008 and December 31, 2007, respectively.  Upon fulfillment of all contingencies, the investments held in escrow will be released to the trust created under ACandS’s plan of reorganization.  See note 12.

Variable Interest Entities (VIEs)

The following entities are consolidated:

•      Municipal Trusts—The Company owns interests in various municipal trusts that were formed for the purpose of allowing more flexibility to generate investment income in a manner consistent with the Company’s investment objectives and tax position.  At June 30, 2008 and December 31, 2007, there were 26 and 31 such trusts, respectively, which held a combined total of $299 million and $355 million, respectively, in municipal securities, of which $35 million and $44 million, respectively, were owned by outside investors. The net carrying value of the trusts owned by the Company at June 30, 2008 and December 31, 2007 was $264 million and $311 million, respectively.

The Company has a significant interest in the following VIE, which is not consolidated because the Company is not considered to be the primary beneficiary:

•      The Company has a significant variable interest in Camperdown UK Limited, which The St. Paul Companies, Inc. (SPC) sold in December 2003. The Company’s variable interest resulted from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $188 million. The carrying value of this obligation at June 30, 2008 and December 31, 2007 was $57 million and $59 million, respectively.  See the “Guarantees” section of note 12.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.        INVESTMENTS, Continued

The following securities are not consolidated:

•      Mandatorily redeemable preferred securities of trusts holding solely the subordinated debentures of the Company — These securities were issued by three separate trusts that were established for the sole purpose of issuing the securities to investors and are fully guaranteed by the Company.  The subordinated debt that the Company issued to these trusts is included in the “Debt” section of liabilities on the Company’s consolidated balance sheet. That debt had a carrying value of $310 million at June 30, 2008 and December 31, 2007.

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at June 30, 2008 and December 31, 2007, the aggregate fair value and gross unrealized losses by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at June 30, 2008, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$46	$—	$—	$—	$46	$—
Obligations of states, municipalities and political subdivisions	14,967	184	1,764	63	16,731	247
Debt securities issued by foreign governments	682	9	173	1	855	10
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,750	115	1,080	44	4,830	159
All other corporate bonds	6,501	171	3,149	183	9,650	354
Redeemable preferred stock	44	3	16	2	60	5
Total fixed maturities	25,990	482	6,182	293	32,172	775

Equity securities
Common stock	47	6	—	—	47	6
Non-redeemable preferred stock	110	11	80	7	190	18
Total equity securities	157	17	80	7	237	24
Total	$26,147	$499	$6,262	$300	$32,409	$799

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.        INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2007, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$29	$—	$69	$—	$98	$—
Obligations of states, municipalities and political subdivisions	3,428	23	2,044	17	5,472	40
Debt securities issued by foreign governments	409	1	384	4	793	5
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	838	5	3,118	60	3,956	65
All other corporate bonds	2,646	55	5,797	139	8,443	194
Redeemable preferred stock	19	1	8	1	27	2
Total fixed maturities	7,369	85	11,420	221	18,789	306

Equity securities
Common stock	29	1	—	—	29	1
Non-redeemable preferred stock	110	9	80	7	190	16
Total equity securities	139	10	80	7	219	17
Total	$7,508	$95	$11,500	$228	$19,008	$323

Impairment charges included in net realized investment gains (losses) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Fixed maturities	$12	$7	$38	$8
Equity securities	15	2	17	3
Other investments	1	—	11	7
Total	$28	$9	$66	$18

4.        FAIR VALUE MEASUREMENTS

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in FAS 157.  The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available.  The disclosure of fair value estimates in the FAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions.  The three levels of the hierarchy are as follows:

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

Valuation of Investments

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy.  The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service).  When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly for its fixed maturity investments.  The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy.  If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3.  The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction.  The following section describes the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value.

Fixed Maturities

The Company utilizes a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.   Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

The pricing service evaluates each asset class based on relevant market information, relevant credit information, perceived market movements and sector news.  The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data and industry and economic events.  The extent of the use of each market input depends on the asset class and the market conditions.  Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant.  For some securities additional inputs may be necessary.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.         FAIR VALUE MEASUREMENTS, Continued

The fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes.  Accordingly, the estimates of fair value for such fixed maturities, other than U.S. Treasury securities, provided by the pricing service are included in the amount disclosed in Level 2 of the hierarchy.  The estimated fair value of U.S. Treasury securities are included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.

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

The Company holds investments in non-public common and preferred stocks (private equities), reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  The Company holds one private common stock where the estimate of fair value is provided by a third party appraiser on behalf of the investee and adjusted for a liquidity discount which takes into consideration the restriction on the common stock.  Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3.

Derivatives

The Company uses derivatives generally to hedge its net investment in a foreign subsidiary.  The Company also holds non-public warrants in a public Company and has convertible bonds containing embedded conversion options that are reported separately from the host bond contract.  For the derivatives used to hedge the net investment of a foreign subsidiary, the Company uses quoted market prices to estimate fair value and includes the estimate in Level 1.  The Company estimates fair value for the warrants using an option pricing model with observable market inputs.  Because the warrants are not market traded, information concerning market participants is not available, and the Company includes the estimate in the amount disclosed in Level 3.  The Company bifurcates the embedded conversion options based on observable market inputs and includes the estimate of fair value in Level 2.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.        FAIR VALUE MEASUREMENTS, Continued

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at June 30, 2008.

(in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities	$63,143	$1,909	$61,036	$198
Equity securities	464	459	5	—
Other investments	356	36	—	320
Total	$63,963	$2,404	$61,041	$518

Other liabilities	$2	$2	$—	$—

The following table presents the changes in the Level 3 fair value category during the periods indicated.

(in millions)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008

Balance at beginning of period	$519	$511
Total realized and unrealized gains or (losses):
Included in realized investment gains and (losses)	5	(10)
Included in increases or (decreases) in accumulated other changes in equity from nonowner sources	5	(5)
Purchases, (sales), issuances and settlements	(10)	(7)
Transfers in and/or (out) of Level 3	(1)	29
Balance at June 30, 2008	$518	$518

Amount of total gains or (losses) for the period included in earnings attributable to changes in the fair value of assets still held at the reporting date	$5	$(11)

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the three months or six months ended June 30, 2008.

5.        GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at June 30, 2008 and December 31, 2007:

(in millions)	June 30, 2008	December 31, 2007
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	554	555
Personal Insurance	613	613
Other	30	30
Total	$3,365	$3,366

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.        GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at June 30, 2008 and December 31, 2007:

(at June 30, 2008, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$707	$329
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(11)	202
Total intangible assets subject to amortization	1,227	696	531
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,443	$696	$747

(at December 31, 2007, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$655	$381
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(26)	217
Total intangible assets subject to amortization	1,227	629	598
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,443	$629	$814

(1)   The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Customer-related	$24	$29	$52	$62
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	7	7	15	13
Total amortization expense	$31	$36	$67	$75

Intangible asset amortization expense is estimated to be $59 million for the remainder of 2008, $100 million in 2009, $86 million in 2010, $69 million in 2011 and $52 million in 2012.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.        DEBT

Maturity of Senior Notes.  On March 15, 2008, the Company’s $400 million, 3.75% senior notes matured and were fully paid.

Senior Debt Issuance. On May 13, 2008, the Company issued $500 million aggregate principal amount of 5.80% senior notes that will mature on May 15, 2018.  The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $496 million.  Interest on the senior notes is payable semi-annually on May 15 and November 15, commencing November 15, 2008.  The senior notes are redeemable in whole at any time or in part from time to time, at the Company’s option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate plus 30 basis points for the senior notes.

7.        SHARE REPURCHASE AUTHORIZATION

In January 2008, the board of directors authorized an additional $5 billion for the repurchase of the Company’s common shares.  Under the authorization, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorization does not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions.  During the three months and six months ended June 30, 2008, the Company repurchased 15.3 million and 36.1 million shares, respectively, under its share repurchase authorization for a total cost of approximately $750 million and $1.75 billion, respectively.  The average cost per share repurchased was $49.06 and $48.46, respectively.  At June 30, 2008, the Company had $4.18 billion of capacity remaining under the share repurchase authorization.

8.        CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, after-tax)	2008	2007	2008	2007
Net income	$942	$1,254	$1,909	$2,340
Change in net unrealized gain on investment securities	(514)	(703)	(557)	(716)
Other changes	(33)	66	(34)	44
Total changes in equity from nonowner sources	$395	$617	$1,318	$1,668

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

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2008	2007	2008	2007

Basic
Net income, as reported	$942	$1,254	$1,909	$2,340
Preferred stock dividends, net of taxes	(1)	(1)	(2)	(2)
Net income available to common shareholders – basic	$941	$1,253	$1,907	$2,338

Diluted
Net income available to common shareholders	$941	$1,253	$1,907	$2,338
Effect of dilutive securities:
Convertible preferred stock	1	1	2	2
Zero coupon convertible notes	1	1	2	2
Convertible junior subordinated notes (1)	—	1	—	8
Net income available to common shareholders – diluted	$943	$1,256	$1,911	$2,350

Common shares
Basic
Weighted average shares outstanding	598.7	658.6	607.4	664.2

Diluted
Weighted average shares outstanding	598.7	658.6	607.4	664.2
Weighted average effects of dilutive securities:
Stock options and other incentive plans	7.1	8.9	7.1	9.1
Convertible preferred stock	2.6	3.0	2.6	3.0
Zero coupon convertible notes	2.4	2.4	2.4	2.4
Convertible junior subordinated notes (1)	—	3.1	—	9.9
Total	610.8	676.0	619.5	688.6

Net Income per Common Share
Basic	$1.57	$1.90	$3.14	$3.52
Diluted	$1.54	$1.86	$3.08	$3.41

(1)  Redeemed in April 2007.

  THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.     SHARE-BASED INCENTIVE COMPENSATION

The following presents information for fully vested stock option awards at June 30, 2008:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	28,997,132	$44.78	3.99 years	$69
Exercisable at end of period	26,492,244	$44.60	3.58 years	$68

(1)   Represents awards for which the employees’ rights to receive or retain the awards are not contingent on satisfaction of a service condition and, therefore, the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost recognized in earnings for all share-based incentive compensation awards was $28 million and $30 million for the three months ended June 30, 2008 and 2007, respectively, and $66 million and $65 million for the six months ended June 30, 2008 and 2007, respectively.  The related tax benefit recognized in earnings was $9 million and $11 million for the three months ended June 30, 2008 and 2007, respectively, and $22 million and $22 million for the six months ended June 30, 2008 and 2007, respectively.   The impact of the change in accounting policy upon adoption of FAS 123R, Share-Based Compensation, for employees that met the requisite service conditions before the awards vesting date, generally retirement eligible employees, was not material for the three months and six months ended June 30, 2008 and 2007.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2008 was $163 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2007 was $118 million, which was expected to be recognized over a weighted-average period of 1.7 years.

11.     PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net pension and postretirement benefit expense for the Company’s plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2008	2007	2008	2007

Net Periodic Benefit Cost:
Service cost	$19	$17	$—	$1
Interest on benefit obligation	30	28	4	4
Expected return on plan assets	(38)	(37)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	(2)	(2)	—	—
Net actuarial loss (gain)	2	1	(1)	(1)
Net benefit expense	$11	$7	$2	$3

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2008	2007	2008	2007

Net Periodic Benefit Cost:
Service cost	$38	$34	$—	$1
Interest on benefit obligation	59	56	8	8
Expected return on plan assets	(76)	(75)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	(3)	(3)	—	—
Net actuarial loss (gain)	4	2	(2)	(1)
Net benefit expense	$22	$14	$5	$7

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

On July 6, 2007, the Company announced that it entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS.  Under the settlement agreement, the Company will contribute $449 million to a trust to be established pursuant to ACandS’ plan of reorganization. In exchange, the Company will be released from any obligations it has to ACandS for asbestos-related claims and will be protected from any such claims by injunctions to be issued in the Company’s favor by the federal court overseeing ACandS’ bankruptcy case.  The settlement is subject to a number of contingencies, including final non-appealable approvals by the court of the settlement agreement, a plan of reorganization for ACandS and the issuance of the injunctions described above.  On August 27, 2007, the bankruptcy court overseeing ACandS’ bankruptcy approved the settlement and no appeals from that approval were taken. As a result, the Company placed $449 million into escrow. Upon fulfillment of all remaining contingencies, those funds will be released from escrow to the trust created under ACandS’ plan of reorganization.  On May 8, 2008, the bankruptcy court entered an order confirming ACandS’ plan of reorganization.  On June 27, 2008, the district court entered an order affirming the bankruptcy court’s confirmation order and issuing the injunctions required by the settlement.  All objections to the plan of reorganization have been resolved and there were no appeals from the bankruptcy court’s May 8th confirmation order.   If the district court’s order becomes final and all remaining contingencies are fulfilled, the release of the funds from escrow to the trust will be recorded as a paid claim and reduction in claim reserves, and accordingly, there will be no effect on the Company’s results of operations.  The Company expects to seek to recover approximately $84 million of the $449 million from reinsurers.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against TPC and other insurers (not including SPC) in state court in West Virginia. These and other cases subsequently filed in West Virginia were consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia. The plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Similar lawsuits were filed in Massachusetts and Hawaii state courts (these suits and the West Virginia suits are collectively referred to as the Statutory and Hawaii Actions).

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

Various parties appealed the district court’s March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court’s approval of an order issued by the bankruptcy court prohibiting the prosecution of the Statutory and Hawaii Actions and the Common Law Claims, as well as future similar direct action litigation, against TPC.  On February 29, 2008, TPC and certain other parties to the appeals filed petitions for rehearing and/or rehearing en banc, requesting reinstatement of the district court’s judgment, which were denied.  TPC has advised the parties that it intends to file a Petition for Writ of Certiorari to the United States Supreme Court.  Unless the Second Circuit’s decision is reversed by the Supreme Court and the bankruptcy court’s order is reinstated and becomes final, the settlements will be voided and TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses).  In that case, the Company intends to litigate the direct action cases vigorously.

SPC, which is not covered by the bankruptcy court rulings or the settlements described above, is a party to pending direct action cases in Texas state court asserting common law claims.  All such cases that are still pending and in which SPC has been served are currently on the inactive docket in Texas state court.  If any of those cases becomes active, SPC intends to litigate those cases vigorously.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.     CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Shareholder Litigation and Related Proceedings

In November 2004, two purported class actions were brought in the U.S. District Court for the District of Minnesota by certain shareholders of the Company against the Company and certain of its current and former officers and directors. These two actions were consolidated as In re St. Paul Travelers Securities Litigation II. An amended consolidated complaint was filed alleging violations of federal securities laws in connection with (i) the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, (ii) the Company’s alleged involvement in a conspiracy to rig bids and (iii) the Company’s allegedly improper use of finite reinsurance products. On January 17, 2008, the parties in In re St. Paul Travelers Securities Litigation II entered into a stipulation of settlement resolving the case. On July 11, 2008, the district court entered an order granting final approval of the settlement. The settlement will not have a material impact on the Company’s results of operations.

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

In November 2007, the court issued rulings denying Gulf’s motion for partial summary judgment against Gerling, the sole remaining defendant, but granting Gerling’s motion for partial summary judgment on certain claims and counterclaims asserted by Gulf and Gerling.  Gulf has appealed the court’s decision to the Supreme Court of New York Appellate Division, First Department, and has been granted a stay of trial on the remaining claims pending that appeal.  Briefing of the appeal was completed on April 11, 2008 and oral argument was held on May 20, 2008.  Gulf denies Gerling’s allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the action.

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

Subsequent to the Fifth Circuit decision discussed above, the Louisiana Supreme Court decided an appeal entitled Joseph Sher v. Lafayette Insurance Co., et al., in which it held, consistent with the Fifth Circuit ruling discussed above, that the flood exclusion is unambiguous and, therefore, insurance coverage is not available for the plaintiffs’ flood losses.  On April 22, 2008, the plaintiff in Sher filed an application for rehearing, which was denied.

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to partnerships, limited liability companies, joint ventures and certain private equity investments in which it invests. These commitments were $1.71 billion and $1.60 billion at June 30, 2008 and December 31, 2007, respectively.

Guarantees

The Company has certain contingent obligations for guarantees related to letters of credit, issuance of debt securities, certain investments and third party loans related to certain investments, and various indemnifications related to the sale of business entities.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms. Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.

At June 30, 2008, the maximum amount of the Company’s aggregate contingent obligation for guarantees of certain investments and third party loans related to certain investments that are quantifiable was $58 million.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.     CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations.  At June 30, 2008, the maximum amount of the Company’s contingent obligation for those indemnifications that are quantifiable related to sales of business entities was $1.85 billion.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  Included in the indemnification obligations at June 30, 2008 was $188 million related to the Company’s variable interest in Camperdown UK Limited, which SPC sold in December 2003.  The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period.  The carrying value of this obligation at June 30, 2008 was $57 million which, along with $8 million related to a loss reserve guarantee for the sale of a foreign subsidiary, was included in “Other Liabilities” on the Company’s consolidated balance sheet. No other liabilities related to these arrangements have been recognized on the Company’s consolidated balance sheet at June 30, 2008 and December 31, 2007.

13.     CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.20 billion at June 30, 2008.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,617	$1,740	$—	$—	$5,357
Net investment income	495	271	12	—	778
Fee income	90	—	—	—	90
Net realized investment gains	19	12	5	—	36
Other revenues	8	26	2	(2)	34
Total revenues	4,229	2,049	19	(2)	6,295
Claims and expenses
Claims and claim adjustment expenses	2,018	1,074	—	—	3,092
Amortization of deferred acquisition costs	640	321	—	—	961
General and administrative expenses	588	265	11	—	864
Interest expense	18	1	74	(2)	91
Total claims and expenses	3,264	1,661	85	(2)	5,008
Income (loss) before income taxes	965	388	(66)	—	1,287
Income tax expense	263	56	26	—	345
Equity in net income of subsidiaries	—	—	1,034	(1,034)	—
Net income	$702	$332	$942	$(1,034)	$942

(1)                       The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$7,217	$3,480	$—	$—	$10,697
Net investment income	1,027	540	26	—	1,593
Fee income	195	—	—	—	195
Net realized investment gains (losses)	(39)	23	(10)	—	(26)
Other revenues	14	53	5	(4)	68
Total revenues	8,414	4,096	21	(4)	12,527
Claims and expenses
Claims and claim adjustment expenses	4,109	2,004	—	—	6,113
Amortization of deferred acquisition costs	1,289	626	—	—	1,915
General and administrative expenses	1,159	550	8	—	1,717
Interest expense	38	3	144	(4)	181
Total claims and expenses	6,595	3,183	152	(4)	9,926
Income (loss) before income taxes	1,819	913	(131)	—	2,601
Income tax expense	477	197	18	—	692
Equity in net income of subsidiaries	—	—	2,058	(2,058)	—
Net income	$1,342	$716	$1,909	$(2,058)	$1,909

(1)                        The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,564	$1,763	$—	$—	$5,327
Net investment income	668	304	18	—	990
Fee income	129	(2)	—	—	127
Net realized investment gains	27	88	13	—	128
Other revenues	(22)	23	3	(3)	1
Total revenues	4,366	2,176	34	(3)	6,573
Claims and expenses
Claims and claim adjustment expenses	2,007	1,089	—	—	3,096
Amortization of deferred acquisition costs	601	314	—	—	915
General and administrative expenses	559	252	25	—	836
Interest expense	20	3	65	(3)	85
Total claims and expenses	3,187	1,658	90	(3)	4,932
Income (loss) before income taxes	1,179	518	(56)	—	1,641
Income tax expense (benefit)	330	95	(38)	—	387
Equity in net income of subsidiaries	—	—	1,272	(1,272)	—
Net income	$849	$423	$1,254	$(1,272)	$1,254

(1)                        The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$7,082	$3,540	$—	$—	$10,622
Net investment income	1,300	616	34	—	1,950
Fee income	245	2	—	—	247
Net realized investment gains	37	88	17	—	142
Other revenues	1	36	8	(6)	39
Total revenues	8,665	4,282	59	(6)	13,000
Claims and expenses
Claims and claim adjustment expenses	4,119	2,166	—	—	6,285
Amortization of deferred acquisition costs	1,163	621	—	—	1,784
General and administrative expenses	1,107	526	36	—	1,669
Interest expense	49	5	113	(6)	161
Total claims and expenses	6,438	3,318	149	(6)	9,899
Income (loss) before income taxes	2,227	964	(90)	—	3,101
Income tax expense (benefit)	587	196	(22)	—	761
Equity in net income of subsidiaries	—	—	2,408	(2,408)	—
Net income	$1,640	$768	$2,340	$(2,408)	$2,340

(1)                        The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At June 30, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $1,613 subject to securities lending) (amortized cost $63,216)	$41,488	$21,292	$363	$—	$63,143
Equity securities, at fair value (cost $469)	255	146	63	—	464
Real estate	1	832	—	—	833
Short-term securities	2,840	856	1,837	—	5,533
Other investments	2,231	900	139	—	3,270
Total investments	46,815	24,026	2,402	—	73,243
Cash	182	143	4	—	329
Investment income accrued	531	302	6	(2)	837
Premiums receivable	4,169	2,178	—	—	6,347
Reinsurance recoverables	9,808	5,551	—	—	15,359
Ceded unearned premiums	882	234	—	—	1,116
Deferred acquisition costs	1,559	294	—	—	1,853
Deferred tax asset	1,040	398	21	—	1,459
Contractholder receivables	4,842	1,774	—	—	6,616
Goodwill	2,412	953	—	—	3,365
Other intangible assets	404	343	—	—	747
Investment in subsidiaries	—	—	28,796	(28,796)	—
Other assets	1,901	405	126	(78)	2,354
Total assets	$74,545	$36,601	$31,355	$(28,876)	$113,625
Liabilities
Claims and claim adjustment expense reserves	$36,657	$20,619	$—	$—	$57,276
Unearned premium reserves	7,762	3,577	—	—	11,339
Contractholder payables	4,842	1,774	—	—	6,616
Payables for reinsurance premiums	386	308	—	—	694
Debt	1,196	61	5,157	(78)	6,336
Other liabilities	3,782	1,386	275	(2)	5,441
Total liabilities	54,625	27,725	5,432	(80)	87,702
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding)	—	—	103	—	103
Common stock (1,750.0 shares authorized; 592.8 shares issued and outstanding)	—	396	19,137	(396)	19,137
Additional paid-in capital	11,055	7,177	—	(18,232)	—
Retained earnings	8,729	1,260	12,655	(9,989)	12,655
Accumulated other changes in equity from nonowner sources	136	43	79	(179)	79
Treasury stock, at cost (119.8 shares)	—	—	(6,051)	—	(6,051)
Total shareholders’ equity	19,920	8,876	25,923	(28,796)	25,923
Total liabilities and shareholders’ equity	$74,545	$36,601	$31,355	$(28,876)	$113,625

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

(1)                        The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                               CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,342	$716	$1,909	$(2,058)	$1,909
Net adjustments to reconcile net income to net cash provided by operating activities	(35)	(311)	301	(233)	(278)
Net cash provided by operating activities	1,307	405	2,210	(2,291)	1,631

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,546	1,129	13	—	2,688
Proceeds from sales of investments:
Fixed maturities	1,332	1,103	14	—	2,449
Equity securities	36	14	—	—	50
Real estate	—	25	—	—	25
Other investments	264	160	—	—	424
Purchases of investments:
Fixed maturities	(2,532)	(1,881)	—	—	(4,413)
Equity securities	(28)	(31)	(1)	—	(60)
Real estate	—	(25)	—	—	(25)
Other investments	(172)	(113)	—	—	(285)
Net (purchases) sales of short-term securities	(119)	434	(662)	—	(347)
Securities transactions in the course of settlement	10	58	6	—	74
Other	(164)	1	—	—	(163)
Net cash provided by (used in) investing activities	173	874	(630)	—	417

Cash flows from financing activities
Issuance of debt	—	—	496	—	496
Payment of debt	(400)	—	—	—	(400)
Dividends paid to shareholders	—	—	(359)	—	(359)
Issuance of common stock – employee share options	—	—	59	—	59
Treasury stock acquired – share repurchase authorization	—	—	(1,765)	—	(1,765)
Treasury stock acquired – net employee share-based compensation	—	—	(28)	—	(28)
Excess tax benefits from share-based payment arrangements	—	—	7	—	7
Dividends paid to parent company	(1,100)	(1,100)	—	2,200	—
Capital contributions and loans between subsidiaries	—	(91)	—	91	—
Net cash used in financing activities	(1,500)	(1,191)	(1,590)	2,291	(1,990)

Effect of exchange rate changes on cash	—	—	—	—	—
Net increase (decrease) in cash	(20)	88	(10)	—	58
Cash at beginning of period	202	55	14	—	271
Cash at end of period	$182	$143	$4	$—	$329
Supplemental disclosure of cash flow information
Income taxes paid (received)	$502	$239	$(26)	$—	$715
Interest paid	$44	$—	$140	$—	$184

(1)                        The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                               CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,640	$768	$2,340	$(2,408)	$2,340
Net adjustments to reconcile net income to net cash provided by operating activities	(363)	(96)	(1,769)	1,812	(416)
Net cash provided by operating activities	1,277	672	571	(596)	1,924

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,449	1,105	10	—	2,564
Proceeds from sales of investments:			—	—
Fixed maturities	936	600	2	—	1,538
Equity securities	49	7	—	—	56
Other investments	435	496	—	—	931
Purchases of investments:
Fixed maturities	(3,538)	(2,475)	—	—	(6,013)
Equity securities	(44)	(11)	—	—	(55)
Real estate	—	(53)	—	—	(53)
Other investments	(281)	(90)	—	—	(371)
Net (purchases) sales of short-term securities	711	432	(839)	—	304
Securities transactions in the course of settlement	13	44	(3)	—	54
Other	(265)	55	—	—	(210)
Net cash provided by (used in) investing activities	(535)	110	(830)	—	(1,255)

Cash flows from financing activities
Issuance of debt	—	—	2,461	—	2,461
Payment of debt	(857)	—	(611)	—	(1,468)
Dividends paid to shareholders	—	—	(368)	—	(368)
Issuance of common stock – employee share options	—	—	160	—	160
Treasury stock acquired – share repurchase authorization	—	—	(1,335)	—	(1,335)
Treasury stock acquired – net employee share-based compensation	—	—	(38)	—	(38)
Excess tax benefits from share-based payment arrangements	—	—	20	—	20
Dividends paid to parent company	(492)	(578)	—	1,070	—
Capital contributions and loans between subsidiaries	480	17	(23)	(474)	—
Net cash provided by (used in) financing activities	(869)	(561)	266	596	(568)

Effect of exchange rate changes on cash	—	2	—	—	2
Net increase (decrease) in cash	(127)	223	7	—	103
Cash at beginning of period	325	130	4	—	459
Cash at end of period	$198	$353	$11	$—	$562
Supplemental disclosure of cash flow information
Income taxes paid (received)	$582	$242	$(38)	$—	$786
Interest paid	$64	$—	$97	$—	$161

(1)                        The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

FINANCIAL HIGHLIGHTS

2008 Second Quarter Consolidated Results of Operations

•      Net income of $942 million, or $1.57 per share basic and $1.54 per share diluted

•      Net earned premiums of $5.36 billion

•      Net favorable prior year reserve development of $526 million pretax ($340 million after-tax)

•      Catastrophe losses of $356 million pretax ($231 million after-tax)

•      GAAP combined ratio of 89.3%

•      Net investment income of $778 million pretax ($624 million after-tax)

2008 Second Quarter Consolidated Financial Condition

•      Total assets of $113.63 billion

•      Total investments of $73.24 billion; fixed maturities and short-term securities comprise 94% of total investments

•                  Repurchased 15.3 million common shares for total cost of approximately $750 million under the share repurchase authorization; remaining authorized share repurchase capacity of $4.18 billion at June 30, 2008

•                  Shareholders’ equity of $25.92 billion; book value per common share of $43.56, up 3% from December 31, 2007

•                  Holding company liquidity of $2.22 billion

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share data)	2008	2007	2008	2007

Revenues
Premiums	$5,357	$5,327	$10,697	$10,622
Net investment income	778	990	1,593	1,950
Fee income	90	127	195	247
Net realized investment gains (losses)	36	128	(26)	142
Other revenues	34	1	68	39
Total revenues	6,295	6,573	12,527	13,000

Claims and expenses
Claims and claim adjustment expenses	3,092	3,096	6,113	6,285
Amortization of deferred acquisition costs	961	915	1,915	1,784
General and administrative expenses	864	836	1,717	1,669
Interest expense	91	85	181	161
Total claims and expenses	5,008	4,932	9,926	9,899

Income before income taxes	1,287	1,641	2,601	3,101
Income tax expense	345	387	692	761
Net income	$942	$1,254	$1,909	$2,340

Net income per share
Basic	$1.57	$1.90	$3.14	$3.52
Diluted	$1.54	$1.86	$3.08	$3.41

GAAP combined ratio
Loss and loss adjustment expense ratio	57.0%	57.1%	56.3%	58.1%
Underwriting expense ratio	32.3	30.7	32.2	30.4
GAAP combined ratio	89.3%	87.8%	88.5%	88.5%

The Company’s discussions of net income and segment operating income included in the following discussion are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Net income of $1.54 per common share in the second quarter of 2008 was 17% lower than the $1.86 per common share in the same period of 2007.  Net income in the second quarter of 2008 totaled $942 million, 25% lower than $1.25 billion in the same period of 2007.  Through the first six months of 2008, net income of $3.08 per common share was 10% lower than the $3.41 per common share in the same period of 2007.   Net income of $1.91 billion in the first six months of 2008 was 18% lower than the comparable 2007 net income of $2.34 billion. The lower rates of decline in per share income compared with the rates of decline in actual income reflected the impact of the Company’s significant common share repurchases in the preceding twelve months.  The decrease in net income in the second quarter of 2008 was driven by an increase in catastrophe losses and a small increase in the number of large property losses, declines in net investment income and net realized investment gains, the impact of competitive market conditions on pricing over the preceding twelve months, and the impact of loss cost trends.  The decrease in net income in the first six months of 2008 was driven by these factors, as well as an increase in non-catastrophe related weather losses.  These factors in both periods were partially offset by a significant increase in net favorable prior year reserve development, which totaled $526 million and $926 million in the second quarter and first six months of 2008, respectively, compared with $125 million and $187 million in the respective periods of 2007.  Catastrophe losses in the second quarter and first six months of 2008 totaled $356 million and $451 million, respectively, compared with $40 million and $85 million in the respective periods of 2007.  In addition, net income in the second quarter and first six months of 2007 included net benefits of $59 million and $131 million, respectively, due to the implementation of a new fixed, value-based compensation program for the majority of the Company’s agents, and benefits of $58 million and $86 million, respectively, due to the favorable resolution of various prior year federal tax matters.  Net income in the second quarter and first six months of 2007 included a loss of $25 million related to the Company’s redemption of its 4.50% contingently convertible debentures.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2008 totaled $5.36 billion, an increase of $30 million, or less than 1%, over the same 2007 period.  Through the first six months of 2008, earned premiums of $10.70 billion were $75 million, or 1%, higher than the same 2007 period.  In March 2007, the Company sold its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V. (Afianzadora Insurgentes), and in April 2007, the Company sold Mendota Insurance Company and its subsidiaries (collectively, Mendota), which primarily offered nonstandard automobile coverage.  Adjusting for the impact of these sales in 2007, earned premiums in the second quarter and first six months of 2008 increased 1% over the same periods of 2007, respectively.  In the Business Insurance segment, earned premiums in the second quarter of 2008 declined 1% from the same 2007 period, reflecting the impact of competitive market conditions on pricing over the preceding twelve months.  In the Financial, Professional & International Insurance segment, earned premium growth of 2% in the second quarter of 2008 (adjusted for the sale of Afianzadora Insurgentes) was driven by the favorable impact of foreign currency rates of exchange.  In the Personal Insurance segment, earned premium growth of 3% in the second quarter of 2008 reflected continued strong business retention rates, continued renewal price increases and growth in new business volumes.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007

Average investments (a)	$74,156	$73,063	$74,491	$72,926
Pretax net investment income	778	990	1,593	1,950
After-tax net investment income	624	758	1,274	1,495
Average pretax yield (b)	4.2%	5.4%	4.3%	5.3%
Average after-tax yield (b)	3.4%	4.2%	3.4%	4.1%

(a)        Excludes net unrealized investment gains and losses, net of tax, and is adjusted for cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)         Excludes net realized gains and losses and unrealized investment gains and losses.

Net investment income of $778 million in the second quarter of 2008 declined $212 million, or 21%, from the same period of 2007.  Through the first six months of 2008, net investment income of $1.59 billion was $357 million, or 18%, lower than in the same period of 2007.  The 2007 second quarter and six-month totals reflected significant returns from non-fixed maturity investments that are accounted for under the equity method of accounting.  Most notably, investment gains from real estate-related equity investments, private equity investments and hedge funds produced net investment income that was significantly higher in the second quarter and first six months of 2007 compared to the same periods of 2008.  The lower gains from these investments in 2008 reflect current market conditions, which resulted in a lower level of transactions and lower market values compared to the prior year periods.  Net investment income from the Company’s fixed maturity portfolio in the second quarter and first six months of 2008 declined from the same periods of 2007, due to a decline in short-term interest rates, partially offset by a higher level of invested assets.  The amortized cost of the fixed maturity portfolio at June 30, 2008 totaled $63.22 billion, $696 million lower than at the same date in 2007, primarily reflecting the use of funds for the Company’s common share repurchases during that period, the impact of which was largely offset by strong cash flows from operating activities over the preceding twelve months.

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

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $37 million and $52 million declines in fee income in the second quarter and first six months of 2008, respectively, compared with the same periods of 2007, is described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

Net realized investment gains in the second quarter of 2008 totaled $36 million, compared with net realized investment gains of $128 million in the same period of 2007.  Net realized investment gains in the second quarter of 2008 included $12 million of net realized investment gains from the sale of a small insurance underwriting subsidiary, $10 million of net gains related to U.S. Treasury futures contracts (which are used to shorten the duration of the Company’s fixed maturities portfolio) and $9 million of net gains from the sale of venture capital investments, which are included in other invested assets.  The remainder of net realized investment gains in the second quarter of 2008 primarily resulted from the sale of various investment securities and net foreign exchange gains.  Net realized investment gains in the second quarter of 2007 included $81 million of net realized investment gains from the bundled sale of a substantial portion of the Company’s venture capital investment holdings.  Impairment losses totaled $28 million and $9 million in the second quarters of 2008 and 2007, respectively.  The 2008 second-quarter total included $15 million of impairments on equity securities related to various issuers’ deteriorated financial position which the Company intends to sell.  An additional $12 million of impairments were recorded on fixed maturity securities, of which $6 million related to externally managed fixed maturity securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in market value.

Through the first six months of 2008, net realized investment losses totaled $26 million, compared with net realized investment gains of $142 million in the same period of 2007.  The 2007 total included the $81 million of gains from the venture capital transaction.  The year-to-date total in 2008 included $66 million of impairment losses, which were partially offset by $17 million of net realized investment gains from the sale of venture capital investments, $14 million of net foreign exchange gains and $12 million of realized gains from the sale of a small insurance underwriting subsidiary.  Impairments in the first six months of 2008 were concentrated in the fixed maturity portfolio and included $16 million of impairments related to externally managed fixed maturity securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in market value.  An additional $9 million of impairment losses in the fixed maturity portfolio in the first six months of 2008 were related to securities that were previously managed externally and which the Company intended to sell and thus no longer had the intent to hold until recovery in market value.  Those securities were sold in the second quarter of 2008.  The remaining impairment losses in the fixed maturity portfolio in the first six months of 2008 were primarily related to various issuers’ deteriorated financial position.  Impairment losses in the first six months of 2007 totaled $18 million.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Business Insurance	$3,087	$3,321	$6,395	$6,708
Financial, Professional & International Insurance	1,065	1,063	2,011	2,038
Personal Insurance	1,909	1,878	3,588	3,587
Total	$6,061	$6,262	$11,994	$12,333

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Business Insurance	$2,805	$2,935	$5,716	$5,815
Financial, Professional & International Insurance	985	984	1,629	1,584
Personal Insurance	1,839	1,795	3,472	3,459
Total	$5,629	$5,714	$10,817	$10,858

Gross written premiums in the second quarter of 2008 decreased 3% from the same period of 2007, whereas net written premiums decreased 1% from the second quarter of 2007.  Through the first six months of 2008, gross written premiums decreased 3%, and net written premiums decreased by less than 1%, compared with the same period of 2007.  Afianzadora Insurgentes and Mendota generated combined net written premiums of $6 million and $74 million in the second quarter and first six months of 2007, respectively.  Adjusting for the impact of that premium volume in 2007, gross and net written premiums in the second quarter of 2008 decreased 3% and 1%, respectively, from the comparable totals in the second quarter of 2007.  Through the first six months of 2008, adjusting for the impact of Afianzadora Insurgentes and Mendota in 2007, gross written premiums declined 2% and net written premiums increased by less than 1% compared with the same period of 2007.  In the Business Insurance segment, net written premium declines of 4% and 2% in the second quarter and first six months of 2008, respectively, were concentrated in National Accounts, Commercial Accounts, Target Risk Underwriting and Specialized Distribution, primarily reflecting the impact of competitive market conditions on pricing.  In the Financial, Professional & International Insurance segment, net written premiums in the second quarter and first six months of 2008, adjusting for the impact of the sale of Afianzadora Insurgentes in 2007, increased 1% and 5%, respectively, over the same periods of 2007.  In the second quarter of 2008, strong premium growth in the International group driven by new business was largely offset by premium reductions in the Bond & Financial Products group due to competitive market conditions.  The 2008 year-to-date net written premium increase in Financial, Professional & International Insurance primarily reflected changes in the terms of certain of the Company’s reinsurance treaties that resulted in a higher level of business retained in the Bond & Financial Products group in the first quarter of 2008 and the favorable impact of foreign currency exchange rates.  In the Personal Insurance segment, net written premiums in the second quarter and first six months of 2008, adjusting for the impact of the sale of Mendota in 2007, both increased 2% over the same periods of 2007, reflecting continued strong retention rates, renewal price increases and growth in new business levels.

Claims and Expenses

Claims and claim adjustment expenses totaled $3.09 billion in the second quarter of 2008, slightly lower than the second quarter 2007 total of $3.10 billion.  The 2008 total included $526 million of net favorable prior year reserve development and $356 million of catastrophe losses, whereas the 2007 second quarter total included $125 million of net favorable prior year reserve development and $40 million of catastrophe losses.  Through the first six months of 2008, claims and claim adjustment expenses totaled $6.11 billion, a decrease of $172 million, or 3%, from the six-month 2007 total of $6.29 billion.  The 2008 year-to-date total included $926 million of net favorable prior year reserve development and $451 million of catastrophe losses, whereas the comparable 2007 total included $187 million of net favorable prior year reserve development and $85 million of catastrophe losses.  Claims and claim adjustment expenses in the second quarter and first six months of 2008 also reflected a small increase in the number of large property losses and the impact of loss cost trends, and for the six-month period, an increase in non-catastrophe related weather losses, compared with the same periods of 2007.  The sales of Afianzadora Insurgentes and Mendota in 2007 contributed to the decline in claim and claim adjustment expenses in the first six months of 2008.  Catastrophe losses in the first six months of both 2008 and 2007 primarily resulted from tornadoes, wind and hail storms, as well as floods in various regions of the United States.

The Company’s three business segments each experienced net favorable prior year reserve development in the second quarter of 2008.  The majority of net favorable prior year reserve development occurred in the Business Insurance segment and resulted from better than expected loss development primarily for recent accident years in the commercial multi-peril, general liability, property and commercial automobile product lines.  The Financial, Professional & International Insurance segment experienced better than expected loss experience, primarily for contract surety business within the fidelity and surety product line in the Bond & Financial Products group, as well as in the property line of business in the International group and in several longer-tail lines of business in the International group.  In the Personal Insurance segment, the Automobile and Homeowners and Other product lines both experienced net favorable prior year reserve development.  Net favorable prior year reserve development in the second quarter of 2007 was concentrated in the Personal Insurance segment, resulting from better than expected personal auto bodily injury loss experience, and in several lines of business in the Business Insurance segment.  Factors contributing to net favorable prior year reserve development in each segment for the second quarter and first six months of 2008 and 2007 are discussed in more detail in the segment discussions that follow.

The amortization of deferred acquisition costs totaled $961 million in the second quarter of 2008, $46 million, or 5%, higher than the comparable 2007 second quarter total of $915 million.  Through the first six months of 2008, the amortization of deferred acquisition costs totaled $1.92 billion, an increase of $131 million, or 7%, over the six-month 2007 total of $1.78 billion.  The growth in amortization costs in both periods primarily reflected the higher level of amortized commission expense in 2008 resulting from the Company’s implementation of a new fixed agent compensation program in 2007.  In the first quarter of 2007, the Company discontinued the use of contingent commissions and implemented a new fixed agent compensation program for all of its personal insurance business.  The Company also offered the majority of its agents conducting commercial insurance business the option to switch to this new program.  The Company’s total payout rate for all agent compensation for 2007 was substantially the same as in prior years; however, the change to the new program created a difference in the timing of commission expense recognition.  The cost of the new program is required to be deferred and amortized over the related policy period (generally six to twelve months), whereas the cost of the contingent commission program was not subject to deferred acquisition cost accounting treatment and, therefore, was expensed as incurred.

General and administrative expenses totaled $864 million in the second quarter of 2008, an increase of $28 million, or 3%, over the comparable 2007 total of $836 million.  Through the first six months of 2008, general and administrative expenses totaled $1.72 billion, an increase of $48 million, or 3%, over the six-month 2007 total of $1.67 billion.  The increases in both periods of 2008 reflected continued investments to support business growth and product development, as well as salary increases in the normal course of business, partially offset by the impact of the sales of Afianzadora Insurgentes and Mendota in 2007.

Interest Expense

Interest expense of $91 million in the second quarter of 2008 was $6 million higher than in the same period of 2007.  Through the first six months of 2008, interest expense totaled $181 million, an increase of $20 million, or 12%, over the six-month 2007 total of $161 million.  The increases in both periods of 2008 primarily reflected a higher average level of debt outstanding at a higher weighted average interest rate during the second quarter and first six months of 2008 compared with the same periods of 2007.

GAAP Combined Ratio

The consolidated loss and loss adjustment expense ratio of 57.0% in the second quarter of 2008 was 0.1 points lower than the loss and loss adjustment expense ratio of 57.1% in the same 2007 period.  The 2008 and 2007 second quarter loss and loss adjustment expense ratios included 9.8 point and 2.4 point benefits from net favorable prior year reserve development, respectively.  Catastrophe losses accounted for 6.6 points of the 2008 second quarter loss and loss adjustment expense ratio, whereas the 2007 second quarter loss and loss adjustment expense ratio included a 0.8 point impact from catastrophe losses.

The consolidated loss and loss adjustment expense ratio of 56.3% for the first six months of 2008 was 1.8 points lower than the loss and loss adjustment expense ratio of 58.1% in the same 2007 period.  The 2008 and 2007 six-month loss and loss adjustment expense ratios included 8.6 point and 1.8 point benefits from net favorable prior year reserve development, respectively.  Catastrophe losses accounted for 4.2 points of the 2008 six-month loss and loss adjustment expense ratio, whereas the 2007 six-month loss and loss adjustment expense ratio included a 0.8 point impact from catastrophe losses.

The 2008 second quarter and six-month loss and loss adjustment expense ratios excluding catastrophe losses and prior year reserve development were 1.5 points and 1.6 points higher than the respective 2007 ratios on the same basis, reflecting the impact of competitive market conditions on pricing over the preceding twelve months, a small increase in the number of large property losses and the impact of loss cost trends.

The underwriting expense ratio of 32.3% for the second quarter of 2008 was 1.6 points higher than the second quarter 2007 underwriting expense ratio of 30.7%.  Through the first six months of 2008, the underwriting expense ratio of 32.2% was 1.8 points higher than the underwriting expense ratio of 30.4% in the same 2007 period.  The implementation of the new fixed compensation program for agents described above provided 1.1 point and 1.2 point benefits to the expense ratio in the second quarter and first six months of 2007, respectively.  The remaining increase reflected continued investments to support business growth and product development, as well as salary increases in the normal course of business.

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

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007

Revenues
Earned premiums	$2,781	$2,802	$5,567	$5,565
Net investment income	540	717	1,113	1,411
Fee income	90	127	195	247
Other revenues	7	10	13	14
Total revenues	$3,418	$3,656	$6,888	$7,237

Total claims and expenses	$2,523	$2,602	$5,048	$5,255

Operating income	$658	$805	$1,341	$1,483

Loss and loss adjustment expense ratio	54.7%	57.6%	54.5%	59.3%
Underwriting expense ratio	32.4	30.5	32.4	30.4
GAAP combined ratio	87.1%	88.1%	86.9%	89.7%

Overview

Operating income of $658 million in the second quarter of 2008 was $147 million, or 18%, lower than operating income of $805 million in the same period of 2007. Through the first six months of 2008, operating income totaled $1.34 billion, a decline of $142 million, or 10%, from the six-month 2007 total of $1.48 billion.  The reduction in operating income in the second quarter and first six months of 2008 primarily reflected an increase in catastrophe losses, a small increase in the number of large property losses, declines in net investment income and fee income, the impact of competitive market conditions on pricing over the preceding twelve months, and the impact of loss cost trends.  These factors were partially offset by a significant increase in net favorable prior year reserve development in both periods.  Net income in the second quarter and first six months of 2007 included a benefit from the resolution of certain tax matters.  Catastrophe losses in the second quarter and first six months of 2008 totaled $185 million and $242 million, respectively.  No catastrophe losses were incurred in the respective periods of 2007. Net favorable prior year reserve development totaled $357 million and $669 million in the second quarter and first six months of 2008, respectively, compared with net favorable prior year reserve development of $60 million and $87 million in the respective periods of 2007.  Operating income in the second quarter and first six months of 2007 benefited by $29 million and $66 million, respectively, from the Company’s implementation of a new fixed agent compensation program, which is described in more detail in the “Consolidated Overview” section herein.

Earned Premiums

Earned premiums of $2.78 billion in the second quarter of 2008 decreased $21 million, or 1%, from the same period of 2007, reflecting the impact of competitive market conditions on pricing over the preceding twelve months. Through the first six months of 2008, earned premiums of $5.57 billion were level with the same period of 2007.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the second quarter and first six months of 2008 compared with the same periods of 2007.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools. The $37 million and $52 million declines in fee income in the second quarter and first six months of 2008, respectively, compared with the same 2007 periods, primarily resulted from lower serviced premium volume due to the depopulation of workers’ compensation residual market pools, the impact of lower loss costs on fee income (since fees are principally based on a percentage of losses or number of claims serviced, both of which have declined due to workers’ compensation reforms in numerous states), and lower new business volume due to increased competition.

Claims and Expenses

Claims and claim adjustment expenses in the second quarter of 2008 totaled $1.56 billion, a decrease of $108 million, or 6%, compared with the same 2007 period, primarily reflecting a significant increase in net favorable prior year reserve development, which was partially offset by an increase in catastrophe losses, a small increase in the number of large property losses and the impact of loss cost trends.  Net favorable prior year reserve development totaled $357 million in the second quarter of 2008, compared with net favorable prior year reserve development of $60 million in the same 2007 period.  The 2008 net favorable prior year development total was driven by better than expected loss results primarily concentrated in the commercial multi-peril, general liability, property and commercial automobile product lines for recent accident years.  The commercial multi-peril, general liability and commercial automobile product lines experienced better than anticipated loss development that was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.  The property product line improvement occurred primarily in the 2007 accident year as a result of favorable trends for certain large national property, national programs, and ocean marine claim exposures and lower than expected weather-related losses during the last half of 2007.  In addition, the commercial multi-peril and property product lines’ 2005 accident year results experienced improvement due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina.  The net favorable prior year reserve development in the foregoing product lines in the second quarter of 2008 was partially offset by net unfavorable prior year reserve development in the workers’ compensation product line, primarily driven by higher than anticipated medical costs related to 2004 and prior accident years.  In addition, the Company recorded an $85 million increase to environmental reserves in the second quarter of 2008, which is discussed in more detail in the “Environmental Claims and Litigation” section herein.  Net favorable prior year reserve development in the second quarter of 2007 was driven by better than expected frequency and severity loss trends for recent accident years in the commercial multi-peril, general liability and commercial automobile product lines, driven by the same factors described above.  Catastrophe losses in the second quarter of 2008 totaled $185 million, compared with no catastrophe losses in the same 2007 period.  Catastrophe losses in 2008 primarily resulted from tornadoes, hail storms and floods in various regions of the United States.

Claims and claim adjustment expenses in the first six months of 2008 totaled $3.11 billion, a decrease of $291 million, or 9%, compared with the same 2007 period, primarily reflecting a significant increase in net favorable prior year reserve development, partially offset by an increase in catastrophe losses, a small increase in the number of large property losses and the impact of loss cost trends.  Net favorable prior year reserve development totaled $669 million in the first six months of 2008, compared with net favorable prior year reserve development of $87 million in the same 2007 period.  The 2008 year-to-date total was driven by the same factors described above for the second quarter, as well as the following factors from the first quarter of the year: an increase in anticipated ceded recoveries for older accident years in the general liability product line; and favorable trends in certain large inland marine claim exposures and in ceded recoveries for commercial property large claims primarily for the 2007 accident year.  The net favorable prior year reserve development in the first six months of 2007 was primarily due to better than expected frequency and severity loss trends for recent accident years in commercial multi-peril, general liability, commercial automobile and property product lines.  Catastrophe losses in the first six months of 2008 totaled $242 million, compared with no catastrophe losses in the same 2007 period.

The amortization of deferred acquisition costs totaled $451 million and $902 million in the second quarter and first six months of 2008, respectively, higher than the comparable totals of $435 million and $838 million in the respective periods of 2007.  The growth in amortization costs in both periods primarily reflected the higher level of amortized commission expense in 2008 resulting from the Company’s implementation of a new fixed agent compensation program in 2007.

General and administrative expenses in the second quarter and first six months of 2008 totaled $516 million and $1.03 billion, respectively, slightly higher than the comparable totals of $503 million and $1.01 billion in the respective periods of 2007, reflecting continued investments to support business growth and product development, as well as salary increases in the normal course of business.

GAAP Combined Ratio

The loss and loss adjustment expense ratio in the second quarter of 2008 of 54.7% was 2.9 points lower than the comparable second quarter 2007 ratio of 57.6%.  Net favorable prior year reserve development provided 12.8 point and 2.1 point benefits to the loss and loss adjustment expense ratio in the second quarters of 2008 and 2007, respectively.  Catastrophe losses in the second quarter of 2008 accounted for 6.6 points of the loss and loss adjustment expense ratio.  Through the first six months of 2008, the loss and loss adjustment expense ratio of 54.5% was 4.8 points lower than the comparable 2007 ratio of 59.3%.  Net favorable prior year reserve development provided 12.0 point and 1.6 point benefits to the loss and loss adjustment expense ratio in the first six months of 2008 and 2007, respectively.  Catastrophe losses in the first six months of 2008 accounted for 4.4 points of the loss and loss adjustment expense ratio.  The 2008 second quarter and six-month loss and loss adjustment expense ratios excluding catastrophe losses and prior year reserve development were both 1.2 points higher than the respective 2007 ratios on the same basis, reflecting the impact of competitive market conditions on pricing over the preceding twelve months, the impact of loss cost trends, and a small increase in the number of large property losses.

The underwriting expense ratio of 32.4% for the second quarter of 2008 was 1.9 points higher than the comparable 2007 ratio.  Through the first six months of 2008, the underwriting expense ratio of 32.4% was 2.0 points higher than the comparable 2007 ratio.  The respective 2007 ratios included 1.0 point and 1.2 point benefits from the implementation of the new fixed agent compensation program described above.  The remaining increases reflected continued investments to support business growth and product development, salary increases in the normal course of business, the impact of a decline in the rate of earned premium growth relative to expense growth, and declines in fee income. (A portion of fee income is accounted for as a reduction of expenses for purposes of calculating the expense ratio).

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Select Accounts	$733	$746	$1,453	$1,463
Commercial Accounts	580	612	1,312	1,325
National Accounts	364	478	809	991
Industry-Focused Underwriting	592	585	1,254	1,218
Target Risk Underwriting	552	619	1,074	1,145
Specialized Distribution	260	276	505	531
Total Business Insurance Core	3,081	3,316	6,407	6,673
Business Insurance Other	6	5	(12)	35
Total Business Insurance	$3,087	$3,321	$6,395	$6,708

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Select Accounts	$724	$731	$1,432	$1,432
Commercial Accounts	550	581	1,223	1,222
National Accounts	241	286	487	541
Industry-Focused Underwriting	584	580	1,197	1,162
Target Risk Underwriting	445	475	868	892
Specialized Distribution	259	276	503	528
Total Business Insurance Core	2,803	2,929	5,710	5,777
Business Insurance Other	2	6	6	38
Total Business Insurance	$2,805	$2,935	$5,716	$5,815

In Business Insurance Core, gross and net written premiums in the second quarter of 2008 decreased by 7% and 4%, respectively, from the same period of 2007, primarily reflecting the impact of competitive market conditions.  Through the first six months of 2008, gross and net written premiums decreased by 4% and 1%, respectively, from the same period of 2007.  The difference in rates of decline between gross and net written premiums in both periods of 2008 was concentrated in National Accounts.  A significant portion of gross written premiums for products offered by National Accounts is ceded to other insurers and residual market pools.  As a result, the decline in gross written premiums did not have a proportional impact on net written premiums.

Select Accounts. Net written premiums of $724 million in the second quarter of 2008 decreased slightly from the same period of 2007.  Through the first six months of 2008, net written premiums of $1.43 billion were level with the same 2007 period. Business retention rates in the second quarter and first six months of 2008 remained strong and were slightly higher than the prior year periods.  Renewal price changes remained positive, but declined from prior year periods.  In the aggregate, new business levels in the second quarter and first six months of 2008 were down slightly from the comparable periods of 2007.  The Company continued to implement its enhanced quote-to-issue agency platform and multivariate pricing program for smaller businesses served by Select Accounts, and is now operational in 45 states for commercial multi-peril coverage and in 21 states for workers’ compensation coverage.  New business submissions in the states where this platform is operational were significantly higher than in the prior year periods, partially offsetting the decline in new business for larger businesses served by Select Accounts.

Commercial Accounts.  Net written premiums of $550 million in the second quarter of 2008 decreased 5% from the prior year quarter.  Through the first six months of 2008, net written premiums of $1.2 billion were level with the same period of 2007.  Business retention rates in the second quarter and first six months of 2008 remained strong and were slightly lower than in the same periods of 2007.  Renewal price changes were negative in the first six months of 2008, consistent with recent quarters, and were lower than in the same 2007 period.  New business levels also declined when compared with the first six months of 2007, reflecting competitive market conditions in this market.  These factors were partially offset by increased sales of additional products to existing policyholders in the first six months of 2008.

National Accounts. Net written premiums of $241 million in the second quarter of 2008 decreased 16% from the prior year quarter.  Through the first six months of 2008, net written premiums of $487 million were 10% lower than in the same period of 2007.  The declines in both periods of 2008 primarily reflected competitive market conditions that resulted in reductions in new business volume.  Renewal price changes also declined, as the price charged for National Accounts’ products is adjusted based on actual loss performance, which continues to be favorable due to workers’ compensation reforms.  Business retention rates in both periods of 2008 remained strong and increased over the same periods of 2007.

Industry-Focused Underwriting.  Net written premiums of $584 million in the second quarter of 2008 increased slightly over the prior year quarter.  Premium growth in the Agribusiness, Oil & Gas, Public Sector and Technology business units, generally reflecting strong business retention rates and new business volume, was largely offset by a decline in Construction volume due to a significant decline in renewal price changes and a decline in new business for loss-sensitive business.  Through the first six months of 2008, net written premiums of $1.20 billion increased by 3% over the same 2007 period.  Premium growth in the first half of 2008 was concentrated in the Construction business unit, where road and commercial construction projects contributed to an increase in new business volume for guaranteed-cost business in the first quarter of the year.  In addition, business retention rates for guaranteed-cost business increased over the first six months of 2007.

Target Risk Underwriting.  Net written premiums of $445 million in the second quarter of 2008 decreased 6% from the prior year quarter.  The decline was concentrated in the National Property business unit, reflecting significant reductions in renewal price changes and new business volume due to competitive market conditions.  In addition, the Inland Marine and Global Underwriting business units experienced premium declines in the second quarter of 2008, primarily reflecting reductions in business retention rates.  Through the first six months of 2008, net written premiums of $868 million were down 3% from the same period of 2007.  The decline was concentrated in the National Property and Global Underwriting business units due to the same factors described above that contributed to the decline in second quarter 2008 premium volume.

Specialized Distribution. Net written premium volume of $259 million in the second quarter of 2008 decreased 6% from the prior year quarter.  Through the first six months of 2008, net written premiums of $503 million were 5% lower than in the same 2007 period.  The premium declines reflected negative renewal price changes in both the Northland and National Programs business units.  In the National Programs business unit, business retention rates increased and new business levels decreased compared with the second quarter and first six months of 2007.  In the Northland business unit, business retention rates declined in the second quarter and first six months of 2008 compared with the prior year periods.  New business levels remained strong but were down slightly from the prior year periods.

Financial, Professional & International Insurance

The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which require a primarily credit-based underwriting process, as well as property and casualty products that are primarily marketed on a domestic basis in the United Kingdom, Ireland and Canada, and on an international basis through Lloyd’s.  The segment includes the Bond & Financial Products group as well as the International group.

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007

Revenues
Earned premiums	$852	$844	$1,699	$1,688
Net investment income	120	125	242	246
Other revenues	8	6	13	11
Total revenues	$980	$975	$1,954	$1,945

Total claims and expenses	$689	$770	$1,382	$1,529

Operating income	$204	$152	$412	$308

Loss and loss adjustment expense ratio	43.7%	54.7%	44.7%	53.8%
Underwriting expense ratio	36.7	36.3	36.2	36.4
GAAP combined ratio	80.4%	91.0%	80.9%	90.2%

Overview

Operating income of $204 million in the second quarter of 2008 increased by $52 million, or 34%, over the prior year quarter.  Through the first six months of 2008, operating income of $412 million increased by $104 million, or 34%, over the same 2007 period.  The increases in 2008 were primarily driven by an increase in net favorable prior year reserve development, partially offset by a small increase in the number of large property losses in the International group in the second quarter.  Net favorable prior year reserve development totaled $132 million and $195 million in the second quarter and first six months of 2008, respectively, compared with $15 million of net favorable prior year reserve development in both the second quarter and first six months of 2007.  In March 2007, the Company completed the sale of Afianzadora Insurgentes.  The impact of this transaction was not material to the Company’s results of operations or financial position.

Earned Premiums

Earned premiums of $852 million and $1.70 billion in the second quarter and first six months of 2008, respectively, increased slightly over the same periods of 2007.  Adjusting for the sale of Afianzadora Insurgentes in 2007, earned premiums in the second quarter and first six months of 2008 grew 2% over the respective periods of 2007.  Earned premium growth was concentrated in the International group, reflecting the favorable impact of foreign currency exchange rates.

Net Investment Income

Net investment income in this segment in the second quarter and first six months of 2008 declined slightly from the respective prior year periods.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the second quarter and first six months of 2008 compared with the same periods of 2007, as well as a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and claim adjustment expenses in the second quarter of 2008 totaled $376 million, a decrease of $88 million, or 19%, compared with the same 2007 period.  Through the first six months of 2008, claims and claim adjustment expenses totaled $766 million, a decrease of $149 million, or 16%, compared with the same 2007 period.  The declines in both periods of 2008 primarily reflected significant increases in net favorable prior year reserve development, partially offset by a small increase in the number of large property losses. On a year-to-date basis, the sale of Afianzadora Insurgentes also contributed to the decline in claims and claim adjustment expenses.  Net favorable prior year reserve development totaled $132 million in the second quarter of 2008, primarily driven by better than expected loss experience for the contract surety business within the fidelity and surety product line in the Bond & Financial Products group, and the property line of business in the International group.  In addition, several other longer-tail lines in International experienced net favorable prior year reserve development in the second quarter of 2008, particularly public and products liability (general liability), professional indemnity (professional liability) and motor (commercial automobile).  The net favorable prior year development for contract surety business resulted from favorable settlements on large claims, primarily from accident years prior to 2005.  In the property line of business, the improvement primarily resulted from better than anticipated loss development in the United Kingdom, in part due to favorable claim activity on 2007 flood losses.  The improvements in the longer-tail lines of business were attributable to several factors, including enhanced risk control and underwriting strategies throughout the International group and the favorable impact of legal and judicial reforms in Ireland.  Through the first six months of 2008, net favorable prior year reserve development in the Financial, Professional & International Insurance segment totaled $195 million, driven by the same factors described above, as well as net favorable prior year reserve development in the employers’ liability (workers’ compensation) line of business in the International group.  Net favorable prior year reserve development in the second quarter and first six months of 2007 totaled $15 million.  Catastrophe losses in the second quarter and first six months of 2008 totaled $6 million, compared with no catastrophe losses in either period of 2007.

The amortization of deferred acquisition costs totaled $163 million and $322 million in the second quarter and first six months of 2008, respectively, virtually level with the same periods of 2007.  General and administrative expenses in the second quarter and first six months of 2008 totaled $149 million and $293 million, respectively, slightly higher than in the same periods of 2007, reflecting the impact of foreign currency exchange rates.  The Company’s implementation of the new fixed agent compensation program in the first quarter of 2007 did not have a material impact on the Financial, Professional & International Insurance segment.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 43.7% in the second quarter of 2008 was 11.0 points lower than the 2007 ratio of 54.7%.  The 2008 ratio included a 15.5 point benefit from net favorable prior year reserve development and a 0.6 point impact from catastrophe losses, whereas the 2007 ratio included a 1.7 point benefit from net favorable prior year reserve development and no impact from catastrophe losses.  Through the first six months of 2008, the loss and loss adjustment expense ratio of 44.7% was 9.1 points lower than the 2007 six-month ratio of 53.8%. The 2008 ratio included an 11.5 point benefit from net favorable prior year reserve development and a 0.3 impact from catastrophes, whereas the 2007 ratio included a 0.9 point benefit from net favorable prior year reserve development and no catastrophe impact.  The 2008 second quarter and six-month loss and loss adjustment expense ratios excluding catastrophe losses and prior year reserve development were 2.2 points and 1.2 points higher, respectively, than the 2007 ratios on the same basis, reflecting a small increase in the number of large property losses.  The underwriting expense ratio of 36.7% in the second quarter of 2008 was 0.4 points higher than in the same period of 2007.  The underwriting expense ratio of 36.2% through the first six months of 2008 was 0.2 points lower than the comparable 2007 underwriting expense ratio, driven by a decline in acquisition expenses for certain classes of business.

Written Premiums

Financial, Professional & International Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Bond & Financial Products	$639	$681	$1,240	$1,307
International	426	382	771	731
Total Financial, Professional & International Insurance	$1,065	$1,063	$2,011	$2,038

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Bond & Financial Products	$621	$658	$999	$969
International	364	326	630	615
Total Financial, Professional & International Insurance	$985	$984	$1,629	$1,584

The Financial, Professional & International Insurance segment’s gross and net written premiums in the second quarter of 2008 were virtually level with the same 2007 period.  Through the first six months of 2008, gross written premiums declined 1%, and net written premiums increased 3%, over the same period of 2007.  Afianzadora  accounted for $7 million and $30 million of gross written premiums in the second quarter and first six months of 2007, respectively, and $6 million and $25 million of net written premiums in the second quarter and first six months of 2007, respectively.  Adjusting for the impact of the sale of Afianzadora, gross and net written premiums in the second quarter of 2008 were both 1% higher than in the same period of 2007, whereas on a year-to-date basis, gross written premiums were level with 2007 and net written premiums increased by 5%.  The difference in year-to-date 2008 gross and net written premium growth rates primarily reflected changes in the terms of certain of the Company’s reinsurance treaties that resulted in a higher level of business retained in the Bond & Financial Products group in the first quarter of the year.

In the Bond & Financial Products group, net written premiums in the second quarter of 2008 declined 5% from the same 2007 period (adjusted for the impact of Afianzadora), primarily reflecting competitive market conditions and disciplined underwriting.  Through the first six months of 2008, net written premiums in the Bond & Financial Products group increased 6% over the same 2007 period (adjusted for the impact of Afianzadora), reflecting the reinsurance treaty changes described above.  In the International group, net written premiums in the second quarter of 2008 increased 12% over the same period of 2007, driven by new business at Lloyd’s and in the United Kingdom and the favorable impact of foreign currency exchange rates.  Through the first six months of 2008, net written premiums in the International group increased 2% over the same period of 2007, as the increase in second quarter premiums described above was largely offset by a decline in net written premiums in the first quarter that was driven by reductions in exposure within the Accident and Special Risks business unit at Lloyd’s and the non-renewal of certain property business in Canada.  In the Bond & Financial Products group (excluding the surety line of business, for which the following are not relevant measures), business retention rates in the second quarter of 2008, while strong, declined slightly from the prior year quarter.  Renewal price changes were slightly negative in the second quarter of 2008, consistent with the prior year quarter, and new business volume was down primarily due to competitive market conditions.  For the International group in the second quarter of 2008, business retention rates, while strong, declined from the second quarter of 2007.  Renewal price changes in the second quarter of 2008 were negative, but improved slightly over the same period of 2007.  New business volume in the International group was significantly higher than in the second quarter of 2007, driven by new business units in the Company’s operations at Lloyd’s.

Personal Insurance

The Personal Insurance segment offers virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2008	2007	2008	2007

Revenues
Earned premiums	$1,724	$1,681	$3,431	$3,369
Net investment income	118	148	238	293
Other revenues	19	21	40	45
Total revenues	$1,861	$1,850	$3,709	$3,707

Total claims and expenses	$1,700	$1,465	$3,298	$2,935

Operating income	$122	$276	$303	$542

Loss and loss adjustment expense ratio	67.3%	57.6%	65.1%	58.3%
Underwriting expense ratio	30.0	28.3	29.7	27.4
GAAP combined ratio	97.3%	85.9%	94.8%	85.7%

Overview

Operating income of $122 million in the second quarter of 2008 was $154 million, or 56%, lower than operating income in the same period of 2007.  Through the first six months of 2008, operating income of $303 million was $239 million, or 44%, lower than in the same 2007 period.  The declines in 2008 primarily reflected increases in catastrophe losses and non-catastrophe related weather losses, along with reductions in both net investment income and net favorable prior year reserve development.  In addition, results in the second quarter and first six months of 2007 benefited by $25 million and $57 million, respectively, from the Company’s implementation of a new fixed agent compensation program, which is described in more detail in the “Consolidated Overview” section herein.  Catastrophe losses in the second quarter and first six months of 2008 totaled $165 million and $203 million, respectively, compared with catastrophe losses of $40 million and $85 million in the same periods of 2007.  Net favorable prior year reserve development in the second quarter and first six months of 2008 totaled $37 million and $62 million, respectively, compared with net favorable prior year reserve development of $50 million and $85 million in the respective periods of 2007.

Earned Premiums

Earned premiums of $1.72 billion in the second quarter of 2008 increased $43 million, or 3%, over earned premiums of $1.68 billion in the same period of 2007.  Through the first six months of 2008, earned premiums of $3.43 billion were $62 million, or 2%, higher than in the same 2007 period.  Adjusting for the impact of the sale of Mendota in the first quarter of 2007, earned premiums in the first six months of 2008 increased 3% over the same 2007 period.  The increase reflected continued strong business retention rates, renewal price increases and growth in new business volumes over the preceding twelve months.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in 2008.

Claims and Expenses

Claims and claim adjustment expenses in the second quarter of 2008 totaled $1.16 billion, an increase of $192 million, or 20%, over the same period of 2007.  Through the first six months of 2008, claims and claim adjustment expenses of $2.23 billion were $268 million, or 14%, higher than in the same 2007 period.  The 2008 totals reflected increases in claims and claim adjustment expenses primarily due to catastrophe and non-catastrophe weather related events in both the Automobile and Homeowners and Other product lines, partially offset by the impact of the sale of Mendota for the year-to-date period.  Net favorable prior year reserve development in the second quarter and first six months of 2008 totaled $37 million and $62 million, respectively, compared with net favorable prior year reserve development of $50 million and $85 million, respectively, in the same periods of 2007.  The second quarter 2008 favorable prior year reserve development primarily related to an improvement in experience from recent accident years for the automobile and homeowners product lines, as well as an improvement in the older accident years for the umbrella line within the Homeowners and Other product line.  This improvement was driven in part by claim initiatives as well as better than expected outcomes on 2007 catastrophe-related claims.  The six-month 2008 favorable prior year reserve development reflected these factors as well as favorable experience from accident year 2007 for allied coverages within the Homeowners and Other product line.  This improvement was the result of less than expected claim activity for coverages which are inherently volatile in results from year to year.  The net favorable prior year reserve development in the second quarter and first six months of 2007 reflected better than expected automobile loss experience due in part to claim initiatives, and fewer than expected late reported homeowners’ claims related to non-catastrophe weather events that occurred in the fourth quarter of 2006.  In addition, a portion of net favorable prior year reserve development in the Homeowners and Other line of business in the second quarter of 2007 was attributable to a decrease in the number of claims due to changes in terms and conditions, including higher deductibles as well as the filing of fewer small-dollar claims.  Catastrophe losses in the second quarter and first six months of 2008 totaled $165 million and $203 million, respectively, compared with catastrophe losses of $40 million and $85 million in the respective periods of 2007.  Catastrophe losses in both years primarily resulted from tornadoes, wind and hail storms in various regions of the United States.

The amortization of deferred acquisition costs totaled $347 million and $691 million in the second quarter and first six months of 2008, respectively, compared with $320 million and $623 million in the respective periods of 2007.  The growth in amortization costs in both periods primarily reflected the higher level of amortized commission expense in 2008 resulting from the Company’s implementation of a new fixed agent compensation program in 2007, as well as an increase in business volume.

General and administrative expenses totaled $193 million and $374 million in the second quarter and first six months of 2008, respectively, compared with $177 million and $347 million in the respective periods of 2007.  The increases in 2008 reflected growth in business volume and continued investments to support business growth and product development, as well as salary increases in the normal course of business.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 67.3% in the second quarter of 2008 was 9.7 points higher than the comparable 2007 ratio of 57.6%.  The 2008 ratio included a 9.6 point impact of catastrophe losses and a 2.2 point benefit from net favorable prior year reserve development, whereas the 2007 ratio included a 2.4 point impact of catastrophe losses and a 3.0 point benefit from net favorable prior year reserve development.  Through the first six months of 2008, the loss and loss adjustment expense ratio of 65.1% was 6.8 points higher than the comparable 2007 ratio of 58.3%.  The 2008 ratio included a 5.9 point impact of catastrophe losses and a 1.8 point benefit from net favorable prior year reserve development, whereas the 2007 ratio included a 2.5 point impact of catastrophe losses and a 2.5 point benefit from net favorable prior year reserve development.  The 2008 second quarter and six-month loss and loss adjustment expense ratios excluding catastrophe losses and prior year reserve development were 1.7 points and 2.7 points higher, respectively, than the 2007 ratios on the same basis, reflecting an increase in current accident year losses primarily due to higher non-catastrophe weather related claims.

The underwriting expense ratio of 30.0% in the second quarter of 2008 was 1.7 points higher than the second quarter 2007 ratio of 28.3%.  Through the first six months of 2008, the underwriting expense ratio of 29.7% was 2.3 points higher than the comparable 2007 ratio of 27.4%.  The respective 2007 ratios included 1.5 point and 1.7 point benefits from the implementation of the new fixed agent compensation program described above.  The remainder of the increase in the underwriting expense ratios in both periods of 2008 primarily reflected continued investments to support business growth and product development, as well as salary increases in the normal course of business.

Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Automobile	$939	$927	$1,869	$1,902
Homeowners and Other	970	951	1,719	1,685
Total Personal Insurance	$1,909	$1,878	$3,588	$3,587

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Automobile	$933	$915	$1,855	$1,880
Homeowners and Other	906	880	1,617	1,579
Total Personal Insurance	$1,839	$1,795	$3,472	$3,459

Gross and net written premiums in the second quarter of 2008 both increased 2% from the respective totals in the same period of 2007.  Through the first six months of 2008, gross written premiums were level with the same period of 2007, and net written premiums were slightly higher than in the same 2007 period.  Mendota accounted for $0 million and $49 million of both gross and net written premiums in the second quarter and first six months of 2007, respectively.  Adjusting for the sale of Mendota, gross and net written premiums in the first six months of 2008 increased 1% and 2%, respectively, over the same period of 2007.

In the Automobile line of business, net written premiums in the second quarter of 2008 increased 2% over the same period of 2007.  Through the first six months of 2008, net written premiums in the Automobile line of business increased $24 million, or 1%, over the same 2007 period, adjusting for the sale of Mendota.  Business retention rates in the second quarter and first six months of 2008 remained strong and were slightly higher than in the same periods of 2007.  Renewal price changes in 2008 remained positive, but declined from the same period of 2007, and new business levels increased in 2008.

In the Homeowners and Other line of business, net written premiums in the second quarter and first six months of 2008 grew 3% and 2%, respectively, over the same periods of 2007.  Business retention rates in the second quarter and first six months of 2008 remained strong and were slightly lower than in the same periods of 2007.  Renewal price changes in both periods of 2008 remained positive, but declined from the same periods of 2007.  New business levels also remained strong and increased over the second quarter and first six months of 2007.

The Personal Insurance segment had approximately 7.3 million and 7.1 million policies in force at June 30, 2008 and 2007, respectively.

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Net loss	$(66)	$(66)	$(130)	$(88)

After-tax interest expense in the second quarter and first six months of 2008 totaled $59 million and $117 million, respectively, compared with $55 million and $105 million in the respective periods of 2007.  The net loss in the second quarter and first six months of 2007 included an after-tax loss of $25 million related to the Company’s redemption of its 4.50% contingently convertible debentures in April 2007, consisting of the redemption premium paid and the write-off of remaining debt issuance costs.  Reducing the net loss in the second quarter and the first six months of 2007 were $24 million and $52 million, respectively, resulting from the favorable resolution of various prior year tax matters.

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

On July 6, 2007, the Company announced that it entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS.  Under the settlement agreement, the Company will contribute $449 million to a trust to be established pursuant to ACandS’ plan of reorganization. In exchange, the Company will be released from any obligations it has to ACandS for asbestos-related claims and will be protected from any such claims by injunctions to be issued in the Company’s favor by the federal court overseeing ACandS’ bankruptcy case.  The settlement is subject to a number of contingencies, including final non-appealable approvals by the court of the settlement agreement, a plan of reorganization for ACandS and the issuance of the injunctions described above.  On August 27, 2007, the bankruptcy court overseeing ACandS’ bankruptcy approved the settlement and no appeals from that approval were taken. As a result, the Company placed $449 million into escrow. Upon fulfillment of all remaining contingencies, those funds will be released from escrow to the trust created under ACandS’ plan of reorganization.  On May 8, 2008, the bankruptcy court entered an order confirming ACandS’ plan of reorganization.  On June 27, 2008, the district court entered an order affirming the bankruptcy court’s confirmation order and issuing the injunctions required by the settlement.  All objections to the plan of reorganization have been resolved and there were no appeals from the bankruptcy court’s May 8th confirmation order.   If the district court’s order becomes final and all remaining contingencies are fulfilled, the release of the funds from escrow to the trust will be recorded as a paid claim and reduction in claim reserves, and accordingly, there will be no effect on the Company’s results of operations.  The Company expects to seek to recover approximately $84 million of the $449 million from reinsurers. (Also, see “Part II — Item 1, Legal Proceedings”).

In addition to claims against policyholders, proceedings have been launched directly against insurers, including the Company, by individuals challenging insurers’ conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries.  The Company anticipates the filing of other direct actions against insurers, including the Company, in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions. Additionally, Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which had been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court.  On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Various parties appealed the district court’s March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating the District Court’s order on jurisdictional grounds.  On March 7, 2008, certain appellants, including TPC, filed petitions for rehearing en banc or, in the alternative, for panel rehearing with respect to the Second Circuit’s decision, which were denied.  TPC has advised the parties that it intends to file a Petition for Writ of Certiorari to the United States Supreme Court.  The parties’ obligations under the settlement agreements are contingent upon approval of the bankruptcy court’s order. Unless the Second Circuit’s decision is reversed by the Supreme Court and the bankruptcy court’s order is reinstated and becomes final, the settlements will be voided, TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses) and the Company intends to litigate the direct action cases vigorously. (For a description of these matters, see “Part II—Item 1—Legal Proceedings”).

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

Net asbestos losses and expenses paid in the first six months of 2008 were $138 million, compared with $192 million in the same period of 2007.  Net paid losses in the first six months of 2008 decreased from the same 2007 period primarily because installment payments on settlements reached in prior years were completed during the first quarter of 2007.  As a result, approximately 19% and 40% of total net paid losses in the first six months of 2008 and 2007, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company’s liability.  Net asbestos reserves totaled $3.60 billion at June 30, 2008, compared with $3.86 billion at June 30, 2007.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2008	2007
Beginning reserves:
Direct	$4,353	$4,777
Ceded	(619)	(726)
Net	3,734	4,051

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—

Losses paid:
Direct	169	245
Ceded	(31)	(53)
Net	138	192

Ending reserves:
Direct	4,184	4,532
Ceded	(588)	(673)
Net	$3,596	$3,859

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

The resolution of environmental exposures by the Company generally occurs by settlement on a policyholder-by-policyholder basis as opposed to a claim-by-claim basis.  Generally, the Company strives to extinguish any obligations it may have under any policy issued to the policyholder for past, present and future environmental liabilities and extinguish any pending coverage litigation dispute with the policyholder.  This form of settlement is commonly referred to as a “buy-back” of policies for future environmental liability. In addition, many of the agreements have also extinguished any insurance obligation which the Company may have for other claims, including but not limited to asbestos and other cumulative injury claims.  The Company and its policyholders may also agree to settlements which extinguish any liability arising from known specified sites or claims.  These agreements also include appropriate indemnities and hold harmless provisions to protect the Company.  The Company’s general purpose in executing these agreements is to reduce the Company’s potential environmental exposure and eliminate the risks presented by coverage litigation with the policyholder and related costs.

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

The Company continues to receive notices from policyholders tendering claims for the first time. These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants.  Further, in many instances clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies.  However, the Company has experienced upward development in the anticipated defense and settlement costs for certain of its pending policyholders.  As a result of this development, the Company increased its environmental reserve by $85 million in the second quarter of 2008.

Net paid losses in the first six months of 2008 and 2007 were $64 million and $66 million, respectively.  At June 30, 2008, approximately 88% of the net environmental reserve (approximately $452 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 12% of the net environmental reserve (approximately $59 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2008	2007
Beginning reserves:
Direct	$478	$413
Ceded	12	5
Net	490	418

Incurred losses and loss expenses:
Direct	85	185
Ceded	—	—
Net	85	185

Losses paid:
Direct	64	69
Ceded	—	(3)
Net	64	66

Ending reserves:
Direct	499	529
Ceded	12	8
Net	$511	$537

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at June 30, 2008 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. The Company’s asbestos and environmental related claims and claim adjustment expense experience has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or insolvency.  In addition, uncertainties arise from the insolvency or bankruptcy of other defendants, although the Company has noted a decrease in the number and volatility of asbestos-related bankruptcies.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also, see “Part II—Item 1, Legal Proceedings”).

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

INVESTMENT PORTFOLIO

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, corporate and mortgage backed bonds and tax-exempt U.S. municipal bonds.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa1” at June 30, 2008.  Below investment grade securities represented 2.5% of the total fixed maturity investment portfolio at both June 30, 2008 and December 31, 2007.

At June 30, 2008 and December 31, 2007, the Company held commercial mortgage-backed securities (CMBS) of $877 million and $935 million, respectively. At June 30, 2008, approximately $278 million of these securities, or the loans backing such securities, contain guarantees by the United States Government or a government-sponsored enterprise and $25 million were comprised of Canadian non-guaranteed securities.  The average credit rating of the $599 million of non-guaranteed securities at June 30, 2008 was “Aaa,” and 94% of those securities were issued in 2004 and prior years.  The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.

The Company’s fixed maturity investment portfolio at June 30, 2008 and December 31, 2007 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective market value of $290 million and $286 million, respectively (comprising approximately 0.5% and 0.4% of the Company’s total fixed maturity investments, respectively).  The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional asset-backed securities collateralized by sub-prime mortgages at discounted prices.  The Company purchased $47 million and $89 million of such securities in the first six months of 2008 and the fourth quarter of 2007, respectively.  The Company defines sub-prime mortgage-backed securities as investments which contain loans to borrowers that exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios, high debt-to-income ratios, low loan documentation (e.g., limited or no verification of income and assets) or other characteristics that are inconsistent with conventional underwriting standards employed by government sponsored mortgage entities. Alternative documentation mortgages are mortgage loans with low loan documentation as described above.  The average credit rating on these securities and obligations held by the Company was “Aaa” at June 30, 2008 and December 31, 2007.  Approximately $30 million of asset-backed securities collateralized by sub-prime and alternative documentation mortgages were downgraded in the first six months of 2008.  An additional $42 million of such securities were placed on credit watch in the first six months of 2008.

The Company’s fixed maturity investment portfolio at June 30, 2008 included securities issued by numerous municipalities, a number of which were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default.  The downgrade of credit ratings of insurers of these securities could result in a corresponding downgrade in the ratings of the securities to the underlying rating of the respective security without giving effect to the benefit of insurance.  Of the insured municipal securities in the Company’s investment portfolio, approximately 98% were rated at A3 or above, and approximately 78% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa3” at June 30, 2008.

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

At June 30, 2008, total cash, short-term invested assets and other readily marketable securities aggregating $2.22 billion were held at the holding company.  The assets held at the holding company, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are sufficient to meet the Company’s current liquidity requirements.  These liquidity requirements primarily include shareholder dividends and debt service.  The Company also has the ability to issue securities under its shelf registration statement with the Securities and Exchange Commission and has access to liquidity through its $1 billion line of credit.  This line of credit also backs up the Company’s $800 million commercial paper program, of which $101 million was outstanding at June 30, 2008.

Operating Activities

Net cash flows provided by operating activities in the first six months of 2008 and 2007 totaled $1.63 million and $1.92 billion, respectively.  Cash flows in the first six months of 2008 reflected an increase in claim payments, partially due to a higher level of catastrophes, and higher expense payments.

Investing Activities

Net cash flows provided by investing activities in the first six months of 2008 totaled $417 million, compared with net cash flows used in investing activities of $1.26 billion in the same period of 2007. Fixed maturity securities accounted for the majority of investment purchases, sales and maturities in both years.

The Company’s consolidated total investments at June 30, 2008 declined $1.58 billion from year-end 2007, reflecting the significant common share repurchases made during the first six months of 2008 and a decline in the unrealized appreciation of investments since year-end 2007, partially offset by investment purchases resulting from strong cash flows from operations.

The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the estimated duration of the Company’s net insurance liabilities.  The average duration of fixed maturities and short-term securities was 4.1 and 4.0 at June 30, 2008 and December 31, 2007, respectively.  The increase in duration primarily reflected higher yields on municipal bonds and structured products.  Because most of those securities are subject to some form of early prepayment, higher interest rates reduce the pace and/or probability of such prepayments, thereby extending the effective duration of those securities.

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

Financing Activities

Net cash flows used in financing activities in the first six months of 2008 totaled $1.99 billion, compared with $568 million in the same 2007 period.  The 2008 and 2007 totals primarily reflected common share repurchases, the repayment of debt and dividends to shareholders, partially offset by the net proceeds from debt issuances and employee stock option exercises.

On March 15, 2008, the Company’s $400 million, 3.75% senior notes matured and were fully paid.  On May 13, 2008, the Company issued $500 million aggregate principal amount of 5.80% senior notes that will mature on May 15, 2018.  The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $496 million.  Interest on the senior notes is payable semi-annually on May 15 and November 15, commencing November 15, 2008.  The senior notes are redeemable in whole at any time or in part from time to time, at the Company’s option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate plus 30 basis points for the senior notes.

The Company’s debt-to-capital ratio at June 30, 2008 was below its 20% targeted level.

Dividends paid to shareholders totaled $359 million and $368 million in the first six months of 2008 and 2007, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

In January 2008, the board of directors authorized an additional $5 billion for the repurchase of the Company’s common shares.  Under the authorization, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorization does not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions.  During the six months ended June 30, 2008, the Company repurchased 36.1 million shares under its share repurchase authorization for a total cost of approximately $1.75 billion.  The average cost per share repurchased was $48.46.  At June 30, 2008, the Company had $4.18 billion of capacity remaining under the share repurchase authorization.

The following table summarizes the components of the Company’s capital structure at June 30, 2008 and December 31, 2007.

(in millions)	June 30, 2008	December 31, 2007
Debt:
Short-term	$390	$652
Long-term	5,940	5,574
Net unamortized fair value adjustments and debt issuance costs	6	16
Total debt	6,336	6,242
Preferred shareholders’ equity	103	112
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	25,741	25,834
Accumulated other changes in equity from nonowner sources	79	670
Total shareholders’ equity	25,923	26,616
Total capitalization	$32,259	$32,858

The $599 million decrease in total capitalization from year-end 2007 reflected the impact of common share repurchases, dividends to shareholders and a decline in unrealized appreciation on investments, partially offset by net income in the six months of 2008.

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

The following table summarizes the Company’s coverage under its General Catastrophe Treaty, effective for the period July 1, 2008 through June 30, 2009:

Layer of Loss	Reinsurance Coverage In-Force

$0 - $1.0 billion	Loss 100% retained by the Company

$1.0 billion - $1.5 billion	20.0% ($100 million) of loss covered by treaty; 80.0% ($400 million) of loss retained by Company

$1.5 billion - $2.25 billion	56.7% ($425 million) of loss covered by Treaty; 43.3% ($325 million) of loss retained by Company

Greater than $2.25 billion

100% of loss retained by Company, except for certain losses incurred in the Northeastern United States, which are covered by the Catastrophe Bond Program and Northeast Catastrophe Treaty as described below.

Catastrophe Bond Program.  In May 2007, the Company announced the establishment of a multi-year catastrophe bond program to provide reinsurance protection for losses resulting from hurricanes and certain other catastrophes in the Northeast United States (from New Jersey to Maine). The Company may obtain reinsurance under the program by entering into one or more reinsurance agreements with Longpoint Re Ltd. (Longpoint Re), a newly-formed independent Cayman Islands insurance company.  Longpoint Re successfully completed an offering to unrelated investors under the program of $500 million aggregate principal amount of catastrophe bonds on May 8, 2007.  In connection with the offering, the Company and Longpoint Re entered into a three-year reinsurance agreement providing up to $500 million of reinsurance from losses resulting from certain hurricane events in the Northeastern United States.  The reinsurance agreement entered into by the Company and Longpoint Re utilizes a dual trigger that is based upon the Company’s covered losses incurred and an index that is created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by Property Claim Services, a division of Insurance Services Offices, Inc.  Amounts payable to the Company under the reinsurance agreement will be determined by the index-based losses, which are designed to approximate the Company’s actual losses from any covered event.  The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreement. The index-based losses attachment point and maximum limit are reset annually to maintain a probability of loss on the catastrophe bonds equal to the initial modeled probability of loss.  For the period May 8, 2007 through May 7, 2008, the Company was entitled to begin recovering amounts under the reinsurance agreement if the index-based losses in the covered area for a single occurrence reached an initial attachment amount of $2.25 billion.  The full coverage amount of $500 million was available on a proportional basis until index-based losses reach a maximum $3.0 billion limit.  In accordance with the program, the index-based losses attachment point and maximum limit were reset on May 8, 2008.  Through May 7, 2009, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $2.425 billion.  The full coverage amount of $500 million is available on a proportional basis until index-based losses reach a maximum $3.22 billion limit.  The Company has not incurred any losses subject to the agreement since its inception.

Northeast Catastrophe Reinsurance Treaty.  In addition to its General Catastrophe treaty and its multi-year catastrophe bond program, the Company also is party to a Northeast General Catastrophe treaty which provides up to $500 million of coverage, subject to a $2.25 billion retention, for losses arising from hurricanes, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2008 through June 30, 2009.  Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico may be used to satisfy the retention.  Recoveries under the catastrophe bond program described above (if any) would be first applied to reduce losses subject to this treaty.

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

Claims – Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Guarantee Company of Canada and Travelers Insurance Company Limited as of July 23, 2008.  The table also presents S&P’s Lloyd’s Syndicate Assessment rating for Travelers Syndicate Management – Syndicate 5000.  The table presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best		Moody’s		S&P	Fitch
Travelers Reinsurance Pool (a)(b)	A+	(2nd of 16)	Aa2	(3rd of 21)	AA- (4th of 21)	AA (3rd of 24)
Travelers C&S Co. of America	A+	(2nd of 16)	Aa2	(3rd of 21)	AA- (4th of 21)	AA (3rd of 24)
First Floridian Auto and Home Ins. Co.	A-	(4th of 16)		—	—	AA (3rd of 24)
First Trenton Indemnity Company	A	(3rd of 16)		—	—	AA (3rd of 24)
The Premier Insurance Co. of MA	A	(3rd of 16)		—	—	—
Travelers C&S Co. of Europe, Ltd.	A+	(2nd of 16)	Aa2	(3rd of 21)	AA- (4th of 21)	—
Travelers Guarantee Company of Canada	A	(3rd of 16)		—	—	—
Travelers Insurance Company Limited	A	(3rd of 16)		—	—	—
Travelers Syndicate Management Limited – Syndicate 5000		—		—	3- (9 of 15)	—

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

Debt Ratings

The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries as of July 23, 2008.  The table also presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best		Moody’s		S&P		Fitch

Senior debt	a-	(7th of 22)	A2	(6th of 21)	A-	(7th of 22)	A	(6th of 24)
Subordinated debt	bbb+	(8th of 22)	A3	(7th of 21)	BBB+	(8th of 22)	A-	(7th of 24)
Junior subordinated debt	bbb	(9th of 22)	A3	(7th of 21)	BBB	(9th of 22)	A-	(7th of 24)
Trust preferred securities	bbb	(9th of 22)	A3	(7th of 21)	BBB	(9th of 22)	A-	(7th of 24)
Preferred stock	bbb	(9th of 22)	Baa1	(8th of 21)	BBB	(9th of 22)		—
Commercial paper	AMB-1	(2nd of 6)	P-1	(1st of 3)	A-2	(3rd of 10)	F-1	(2nd of 7)

Rating Agency Actions

The following rating agency actions were taken with respect to the Company from April 1, 2008 through July 23, 2008:

•     On May 7, 2008, A.M. Best affirmed the financial strength rating of “A” for Travelers Guarantee Company of Canada. The outlook is stable.

•      On June 3, 2008, A.M. Best affirmed all of its ratings for the Company’s debt, preferred stock and commercial paper listed in the foregoing table.  Concurrently, A.M. Best affirmed the financial strength ratings of the Travelers Reinsurance Pool, Travelers C&S Company of America, First Floridian Auto and Home Insurance Company, First Trenton Indemnity Company, The Premier Insurance Company of Massachusetts and Travelers C&S Company of Europe, Ltd. listed in the foregoing table.  The outlook is stable.

•      On June 6, 2008, Moody’s upgraded the ratings of the Company (senior unsecured debt to “A2” from “A3,” commercial paper to “P-1” from “P-2”) and its subsidiaries (including Travelers Indemnity Company and its pooled or otherwise supported affiliates — insurance financial strength to “Aa2” from “Aa3”).  The outlook is stable.

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

There are also risks which impact the estimation of ultimate costs for catastrophes.  For example, the estimation of reserves related to hurricanes can be affected by the inability of the Company and its insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves.  Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; estimating the impact of demand surge, infrastructure disruption, fraud, the effect of mold damage and business interruption costs; and reinsurance collectibility.  The timing of a catastrophe, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period.  The estimates related to catastrophes are adjusted as actual claims emerge.

A portion of the Company’s gross claims and claim adjustment expense reserves are for asbestos and environmental claims and related litigation, which totaled $4.68 billion at June 30, 2008. While the ongoing review of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2008			December 31, 2007
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,927	$12,368	$19,295	$7,180	$12,388	$19,568
Property	1,155	880	2,035	1,069	963	2,032
Commercial multi-peril	2,008	2,237	4,245	1,860	2,499	4,359
Commercial automobile	2,471	1,557	4,028	2,450	1,640	4,090
Workers’ compensation	9,425	6,680	16,105	9,373	6,474	15,847
Fidelity and surety	820	1,055	1,875	878	1,026	1,904
Personal automobile	1,419	1,030	2,449	1,466	998	2,464
Homeowners and personal—other	562	805	1,367	545	739	1,284
International and other	2,939	2,859	5,798	3,054	3,017	6,071
Property-casualty	27,726	29,471	57,197	27,875	29,744	57,619
Accident and health	70	9	79	71	10	81
Claims and claim adjustment expense reserves	$27,796	$29,480	$57,276	$27,946	$29,754	$57,700

The $424 million decline in gross claims and claim adjustment expense reserves since December 31, 2007 primarily reflected significant favorable prior year reserve development during the first six months of 2008 and payments related to operations in runoff (including asbestos and environmental payments), partially offset by catastrophe losses incurred.

Asbestos and environmental reserves are included in the General liability, Commercial multi-peril lines and International and other lines in the summary table. Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

General Discussion

The process for estimating the liabilities for claims and claim expenses begins with the collection and analysis of claim data. Data on individual reported claims, both current and historical, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics (components) and evaluated by actuaries in their analyses of ultimate claim liabilities by product line. Such data is occasionally supplemented with external data as available and when appropriate. The process of analyzing reserves for a component is undertaken on a regular basis, generally quarterly, in light of continually updated information.

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

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	June 30, 2008	December 31, 2007
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$10,466	$10,731
Allowance for uncollectible reinsurance	(712)	(688)
Net reinsurance recoverables	9,754	10,043
Structured settlements	3,567	3,615
Mandatory pools and associations	2,038	1,983
Total reinsurance recoverables	$15,359	$15,641

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

Valuation of Investments Reported at Fair Value in Financial Statements

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy.  The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service).  When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly for its fixed maturity investments.  The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy.  If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3.  The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction.  The following section describes the valuation methods used by the Company for each type of financial instrument it holds that is carried at fair value.

The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated willing parties, i.e., not in a forced transaction.  The estimated fair value of a financial instrument, which the Company bases on bid price, may differ from the amount that could be realized if the security was sold immediately.  Additionally, the valuation of fixed income investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value (i.e., the carrying amount) of an investment is not reflective of the price at which an actual transaction would occur.

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

The fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes.  Accordingly, the estimates of fair value for such fixed maturities, other than U.S. Treasury securities, provided by the pricing service are included in the amount disclosed in Level 2 of the hierarchy.  The estimated fair value of U.S. Treasury securities is included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.

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

The Company holds privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based on market information regarding interest rates, credit spreads and liquidity.  The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are the Merrill Lynch U.S. Corporate Index and the Merrill Lynch High Yield BB Rated Index.   The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable.  As many of these securities are issued by public companies, the Company compares the estimates of fair value to the fair values of these companies’ publicly traded debt to test the validity of the internal pricing matrix.

While the vast majority of the Company’s municipal bonds are included in Level 2, the Company holds a small number of municipal bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  Additionally, the Company holds a small amount of fixed maturities that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (typically a market maker).  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

The Company holds investments in non-public common and preferred stocks (private equities), reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  The Company holds one private common stock where the estimate of fair value is provided by a third party appraiser on behalf of the investee and adjusted for a liquidity discount which takes into consideration the restriction on the common stock.  Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3.

Derivatives

The Company uses derivatives generally to hedge its net investment in a foreign subsidiary.  The Company also holds non-public warrants in a public company and has convertible bonds containing embedded conversion options that are reported separately from the host bond contract.  For the derivatives used to hedge the net investment of a foreign subsidiary, the Company uses quoted market prices to estimate fair value and includes the estimate in Level 1.  The Company estimates fair value for the warrants using an option pricing model with observable market inputs.  Because the warrants are not market traded, information concerning market participants is not available, and the Company includes the estimate in the amount disclosed in Level 3.  The Company bifurcates the embedded conversion options based on observable market inputs and includes the estimate of fair value in Level 2. The Company reviews the option pricing model on an annual basis for appropriateness.

Valuation of Investments Not Reported at Fair Value in Financial Statements

Short-term Securities

The Company’s short-term investments consist mainly of A1/P1 commercial paper with a remaining term of 29.6 days at June 30, 2008.  Additionally, it is the Company’s policy to not invest in structured products for its short term investments.  The Company believes that there is insignificant credit risk in its short-term portfolio and that amortized cost approximates fair value.  The Company includes short-term investments in its impairment monitoring to identify any credit issues.

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

Investment Impairments

The Company recognizes an impairment loss when an invested asset’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments (new cost basis), and it is determined that the decline is other-than-temporary.  Some of the factors considered in evaluating whether a decline in fair value is other-than-temporary include:  1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principle and interest; 3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; and 4) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices. When the Company determines that an invested asset is other-than-temporarily impaired, the invested asset is written down to fair value, and the amount of the impairment is included in earnings as a realized investment loss.  The fair value then becomes the new cost basis of the investment, and any subsequent recoveries in fair value, other than increases in value resulting from resetting the yield on the impaired securities, are recognized at disposition.

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

Fixed Maturities and Equity Securities

An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its cost or new cost basis, and the decline is considered to be other-than-temporary. A fixed maturity security is other-than-temporarily impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms or where the Company does not have the intent to hold the security. Equity securities are other-than-temporarily impaired when it becomes apparent that the Company will not recover its cost over the forecasted recovery period.

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

Real Estate Investments

The carrying value of a real estate property is reviewed for impairment on a quarterly basis or when events or changes in circumstances indicate that the carrying amount may not be recoverable.  The review for impairment includes an estimate of the undiscounted cash flows expected to result from the use and eventual disposition of the real estate property. An impairment loss is recognized if the expected future undiscounted cash flows are less than the carrying value of the real estate property.  The impairment loss is measured as the amount by which the carrying amount exceeds fair value.  On at least an annual basis, the Company obtains independent appraisals for principally all of its real estate investments.

Other Investments

Venture capital investments and non-publicly traded investments are reviewed quarterly for other-than-temporary impairment by the external fund manager and the Company’s portfolio managers.  An impairment loss is recognized if, based on the specific facts and circumstances, it is probable that the Company will not be able to recover all of the cost of an individual holding.  Also included in other investments are partnership investments and investments in limited liability companies (together, partnerships) that generally report investments on their balance sheet at fair value.   The managers/general partners of the private equity partnerships provide financial information quarterly which is generally available to investors, including the Company, within three to six months following the date of the reporting period.  Certain limited partnerships provide financial information monthly which is available to investors within one month following the date of the reporting period.  The Company reviews these investments for impairment no less frequently than quarterly and monitors the performance throughout the year through discussions with the managers/general partners.  If the Company becomes aware of an other-than-temporary impairment of a partnership investment at the balance sheet date prior to receiving financial information, it will record an impairment charge consistent with the Company’s impairment policy.

The following table summarizes for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at June 30, 2008, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total
Fixed maturities	$26	$20	$—	$—	$46
Equity securities	2	4	—	—	6
Total	$28	$24	$—	$—	$52

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

Other indefinite-lived intangible assets held by the Company are also reviewed for impairment on at least an annual basis. The classification of the asset as indefinite-lived is reassessed, and an impairment is recognized if the carrying amount of the asset exceeds its fair value.

OTHER MATTERS

Unresolved Staff Comments

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance subsequently asked for further information, which the Company provided. Specifically, the staff asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at June 30, 2008 and December 31, 2007, 2006, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and other intangible assets) at June 30, 2008 and December 31, 2007, 2006, 2005 and 2004 would not be material.

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

OUTLOOK

The Company’s objective is to enhance its position as a consistently profitable market leader and a cost-effective provider of property and casualty insurance in the United States and in selected international markets. A variety of factors continue to affect the property and casualty insurance market and the Company’s core business outlook for the remainder of 2008 and into 2009, including general economic conditions, competitive conditions in the markets served by the Company’s business segments, loss cost trends, interest rate trends and the investment environment.

General Economic Conditions.  The United States and other countries around the world have been experiencing deteriorating economic conditions through the first half of 2008.  If this trend in economic conditions continues or deteriorates further through 2008 and into 2009, it could adversely affect the Company’s underwriting and investment results in future periods. During an economic downturn, demand for the Company’s products may decrease, and credit risk associated with agents, customers and reinsurers may be adversely impacted.  In addition, in an inflationary environment, loss costs may increase. As discussed below, the interest rate environment and general economic conditions could impact the net investment income the Company is able to earn on both its fixed income investments and other invested assets.

Competition.  The Company expects property casualty insurance market conditions to continue to become modestly more competitive through 2008 and into 2009, particularly for new business. The pricing environment for new business generally has less of an impact on underwriting profitability than renewal price changes, particularly in an environment of high retention rates, which the Company has experienced over the past several years. In the Business Insurance and the Financial, Professional & International Insurance segments, the Company expects renewal price changes in the remainder of 2008 and into 2009 will modestly decline from their 2007 levels. In the Personal Insurance segment, the Company expects automobile and homeowners renewal price changes will increase slightly compared to their 2007 levels. These expectations for the pricing environment, when combined with expected modestly increased loss costs, will likely result in somewhat reduced underwriting profitability as compared to 2007.

Loss Cost Trends.  Loss cost trends are primarily driven by changes in claim frequency and claim severity.  The industry has generally experienced unprecedented low levels of non-catastrophe-related claim frequency over the last several years.  The Company expects this level of claim frequency to continue in the remainder of 2008 and into 2009 in certain lines of business, while claim frequency is expected to increase modestly for other lines of business. The Company also expects severity to increase modestly for non-catastrophe-related claims. In the Business Insurance and Financial, Professional & International Insurance segments, the Company has experienced a higher than anticipated level of large, non weather-related property losses during the first half of 2008. If this is a trend that continues through the remainder of 2008 and into 2009, it could result in reduced underwriting profit during those periods. In addition, current economic conditions could increase the likelihood of an inflationary environment. In such an environment, loss costs may increase.

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

In recent periods, the Company has recorded net favorable prior year reserve development, primarily driven by better than expected loss experience in all of the Company’s segments for prior loss years.  If better than expected loss experience continues, the Company may record additional net favorable prior year reserve development in the remainder of 2008 and in 2009.  In that case, the Company may also concurrently revise favorably its current year loss estimates.  However, better than expected loss experience may not continue or may reverse, in which case the Company may record no favorable prior year reserve development or net unfavorable prior year reserve development in future periods. In that case, the Company may revise current year loss estimates upward in future periods.

Interest Rate Trends and the Investment Environment.  Changes in the general interest rate environment affect the returns available on new investments. While a rising interest rate environment enhances the returns available on new fixed income investments, thereby favorably impacting net investment income, it reduces the market value of existing fixed maturity investments, and therefore, shareholders’ equity. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting net investment income, but increases the market value of existing investments and therefore, shareholders’ equity. In 2007 and in the first six months of 2008, short-term interest rates declined, reducing the interest income on the Company’s short-term investment portfolio. In the second quarter of 2008, long-term yields began to increase, resulting in a decline in the market value of existing fixed maturity investments, and therefore, shareholders’ equity.

At June 30, 2008, approximately 5% of the Company’s invested assets were comprised of equity securities, venture capital investments, private equity limited partnerships, joint ventures, other limited partnerships and trading securities, which are subject to greater volatility than fixed income investments. General economic conditions, stock market conditions and many other factors beyond the Company’s control may affect the value of these non-fixed income investments and the realization of net investment income.  For example, reduced liquidity in the capital markets could adversely impact the Company’s investment portfolio, particularly private equity investments and investments in hedge funds, resulting in a decline in transaction volume in these asset classes, and as a result, lower net investment income. The Company is not able to predict future market conditions or their impact on net investment income.

Net investment income is an important contributor to the Company’s results of operations, and the Company expects the investment environment to remain challenging during the remainder of 2008 and into 2009, particularly with respect to its non-fixed income investment portfolio.

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Specifically, earnings guidance, statements about the Company’s share repurchase plans and statements about the potential impact of the recent disruption in the investment markets and other economic conditions on the Company’s investment portfolio and underwriting results are forward looking, and the Company may make forward-looking statements about its results of operations (including, among others, premium volume, net and operating income, investment income, return on equity, expected current returns and combined ratio), and financial condition (including, among others, invested assets and liquidity); the sufficiency of its asbestos and other reserves (including, among others, asbestos claim payment patterns); the cost and availability of reinsurance coverage; catastrophe losses; investment performance; investment, economic and underwriting market conditions; and strategic initiatives. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

Some of the factors that could cause actual results to differ include, but are not limited to, the following: catastrophe losses could materially and adversely affect the Company’s results of operations, its financial position and/or liquidity and could adversely impact its ratings, the Company’s ability to raise capital and the availability and cost of reinsurance; if actual claims exceed the Company’s loss reserves, or if changes in the estimated level of loss reserves are necessary, the Company’s financial results could be materially and adversely affected; the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation; the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; the effects of emerging claim and coverage issues on the Company’s business are uncertain; the Company may not be able to collect all amounts due to it from reinsurers, and reinsurance coverage may not be available to the Company in the future at commercially reasonable rates or at all; the intense competition that the Company faces could harm its ability to maintain or increase its profitability and premium volume; the Company is exposed to credit risk in certain of its business operations and in its investment portfolio; the insurance industry and the Company are the subject of a number of investigations by state and federal authorities in the United States, and the Company cannot predict the outcome of these investigations or their impact on its business or financial results; the Company’s businesses are heavily regulated, and changes in regulation may reduce the Company’s profitability and limit its growth; a downgrade in the Company’s claims-paying and financial strength ratings could adversely impact its business volumes, adversely impact its ability to access the capital markets and increase its borrowing costs; the Company’s investment portfolio may suffer reduced returns or losses; deteriorating economic conditions in the United States and abroad could adversely impact the ability of the Company to grow its business and could result in an increase in loss costs which could negatively impact our profitability; the inability of the Company’s insurance subsidiaries to pay dividends to the holding company in sufficient amounts would harm the Company’s ability to meet its obligations and to pay future shareholder dividends; disruptions to the Company’s relationships with its independent agents and brokers could adversely affect the Company; the Company is subject to a number of risks associated with its business outside the United States; the Company could be adversely affected if its controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective; the Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology; certain significant multiyear projects are currently in process but may not be successful; and if the Company experiences difficulties with technology, data security and/or outsourcing relationships, its ability to conduct its business could be negatively impacted.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 6, 2007, the Company announced that it entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS.  Under the settlement agreement, the Company will contribute $449 million to a trust to be established pursuant to ACandS’ plan of reorganization. In exchange, the Company will be released from any obligations it has to ACandS for asbestos-related claims and will be protected from any such claims by injunctions to be issued in the Company’s favor by the federal court overseeing ACandS’ bankruptcy case.  The settlement is subject to a number of contingencies, including final non-appealable approvals by the court of the settlement agreement, a plan of reorganization for ACandS and the issuance of the injunctions described above.  On August 27, 2007, the bankruptcy court overseeing ACandS’ bankruptcy approved the settlement and no appeals from that approval were taken. As a result, the Company placed $449 million into escrow. Upon fulfillment of all remaining contingencies, those funds will be released from escrow to the trust created under ACandS’ plan of reorganization.  On May 8, 2008, the bankruptcy court entered an order confirming ACandS’ plan of reorganization. On June 27, 2008, the district court entered an order affirming the bankruptcy court’s confirmation order and issuing the injunctions required by the settlement.  All objections to the plan of reorganization have been resolved and there were no appeals from the bankruptcy court’s May 8th confirmation order.  If the district court’s order becomes final and all remaining contingencies are fulfilled, the release of the funds from escrow to the trust will be recorded as a paid claim and reduction in claim reserves, and accordingly, there will be no effect on the Company’s results of operations.  The Company expects to seek to recover approximately $84 million of the $449 million from reinsurers.

In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against TPC and other insurers (not including SPC) in state court in West Virginia. These and other cases subsequently filed in West Virginia were consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia. The plaintiffs allege that the insurer defendants engaged in unfair trade practices by inappropriately handling and settling asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers. Similar lawsuits were filed in Massachusetts and Hawaii state courts (these suits and the West Virginia suits are collectively referred to as the Statutory and Hawaii Actions).

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

Various parties appealed the district court’s March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit. On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court’s approval of an order issued by the bankruptcy court prohibiting the prosecution of the Statutory and Hawaii Actions and the Common Law Claims, as well as future similar direct action litigation, against TPC. On February 29, 2008, TPC and certain other parties to the appeals filed petitions for rehearing and/or rehearing en banc, requesting reinstatement of the district court’s judgment, which were denied. TPC has advised the parties that it intends to file a Petition for Writ of Certiorari to the United States Supreme Court. Unless the Second Circuit’s decision is reversed by the Supreme Court and the bankruptcy court’s order is reinstated and becomes final, the settlements will be voided and TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses). In that case, the Company intends to litigate the direct action cases vigorously.

SPC, which is not covered by the bankruptcy court rulings or the settlements described above, is a party to pending direct action cases in Texas state court asserting common law claims. All such cases that are still pending and in which SPC has been served are currently on the inactive docket in Texas state court. If any of those cases becomes active, SPC intends to litigate those cases vigorously.

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

Shareholder Litigation and Related Proceedings

In November 2004, two purported class actions were brought in the U.S. District Court for the District of Minnesota by certain shareholders of the Company against the Company and certain of its current and former officers and directors. These two actions were consolidated as In re St. Paul Travelers Securities Litigation II. An amended consolidated complaint was filed alleging violations of federal securities laws in connection with (i) the Company’s alleged failure to make disclosure relating to the practice of paying brokers commissions on a contingent basis, (ii) the Company’s alleged involvement in a conspiracy to rig bids and (iii) the Company’s allegedly improper use of finite reinsurance products. On January 17, 2008, the parties in In re St. Paul Travelers Securities Litigation II entered into a stipulation of settlement resolving the case. On July 11, 2008, the district court entered an order granting final approval of the settlement. The settlement will not have a material impact on the Company’s results of operations.

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

In November 2007, the court issued rulings denying Gulf’s motion for partial summary judgment against Gerling, the sole remaining defendant, but granting Gerling’s motion for partial summary judgment on certain claims and counterclaims asserted by Gulf and Gerling. Gulf has appealed the court’s decision to the Supreme Court of New York Appellate Division, First Department, and has been granted a stay of trial on the remaining claims pending that appeal. Briefing of the appeal was completed on April 11, 2008 and oral argument was held on May 20, 2008. Gulf denies Gerling’s allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the action.

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

Subsequent to the Fifth Circuit decision discussed above, the Louisiana Supreme Court decided an appeal entitled Joseph Sher v. Lafayette Insurance Co., et al., in which it held, consistent with the Fifth Circuit ruling discussed above, that the flood exclusion is unambiguous and, therefore, insurance coverage is not available for the plaintiffs’ flood losses. On April 22, 2008, the plaintiff in Sher filed an application for rehearing, which was denied.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1, 2008	April 30, 2008	3,373,710	$49.65	3,320,463	$4,766,888,107
May 1, 2008	May 31, 2008	6,332,442	50.40	6,252,400	4,451,889,191
June 1, 2008	June 30, 2008	5,718,070	47.26	5,714,319	4,181,839,623
Total		15,424,222	$49.07	15,287,182	$4,181,839,623

The Company repurchased 137,040 shares during the three-month period ended June 30, 2008 that were not part of the publicly announced share repurchase authorization, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised. The Company’s share repurchase authorization, which has no expiration date, was first approved and announced by the Company’s board of directors in May 2006. In January 2008, the board of directors authorized an additional $5 billion for share repurchases.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 6, 2008. At the meeting:

(1)        thirteen persons were elected to serve as directors of the Company until the 2009 annual meeting of shareholders; and

(2)        the selection of KPMG LLP to serve as the independent registered public accounting firm of the Company for 2008 was ratified.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter are set forth below, as are the number of broker non-votes, where applicable.

(1)                      Election of Directors:

	Votes For	Votes Against	Votes Withheld
Alan L. Beller	514,323,489	10,265,282	5,138,886
John H. Dasburg	509,999,641	14,154,390	5,573,627
Janet M. Dolan	514,375,316	10,283,082	5,069,259
Kenneth M. Duberstein	498,146,094	26,351,640	5,229,924
Jay S. Fishman	509,763,440	14,958,057	5,006,162
Lawrence G. Graev	493,246,794	31,332,083	5,148,782
Patricia L. Higgins	513,957,868	10,678,993	5,090,797
Thomas R. Hodgson	510,874,623	13,789,837	5,063,198
Cleve L. Killingsworth, Jr.	513,932,213	10,687,366	5,108,078
Robert I. Lipp	510,477,581	14,230,220	5,019,857
Blythe J. McGarvie	502,799,905	21,790,483	5,137,270
Glen D. Nelson, M.D.	503,896,255	20,106,506	5,724,897
Laurie J. Thomsen	514,324,018	10,355,008	5,048,631

(2)       Ratification of independent registered public accounting firm:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
516,538,542	8,319,055	4,870,060	—

Item 5.    OTHER INFORMATION

None.

Item 6.    EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 23, 2008	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman Senior Vice President (Authorized Signatory)

Date: July 23, 2008	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the Company), effective as of May 1, 2007, were filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and are incorporated herein by reference.

3.2		Amended and Restated Bylaws of the Company, effective as of February 26, 2007, were filed as Exhibit 3.2 to the Company’s Form 8-K filed on February 27, 2007, and are incorporated herein by reference.

10.1	†	Revised Director Compensation Program, effective as of May 7, 2008.

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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