Form 10-Q
period 2008-09-30
TRAVELERS COMPANIES, INC.
filed 2008-10-22
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 17, 2008 was 584,522,765.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2008

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues
Premiums	$5,448	$5,416	$16,145	$16,038
Net investment income	716	929	2,309	2,879
Fee income	120	148	315	395
Net realized investment gains (losses)	(170)	—	(196)	142
Other revenues	31	33	99	72
Total revenues	6,145	6,526	18,672	19,526

Claims and expenses
Claims and claim adjustment expenses	3,871	2,985	9,984	9,270
Amortization of deferred acquisition costs	990	956	2,905	2,740
General and administrative expenses	1,001	817	2,718	2,486
Interest expense	95	94	276	255
Total claims and expenses	5,957	4,852	15,883	14,751

Income before income taxes	188	1,674	2,789	4,775
Income tax expense (benefit)	(26)	476	666	1,237
Net income	$214	$1,198	$2,123	$3,538

Net income per share
Basic	$0.36	$1.85	$3.53	$5.36
Diluted	$0.36	$1.81	$3.47	$5.22

Weighted average number of common shares outstanding
Basic	587.5	648.4	600.7	658.9
Diluted	598.0	661.9	612.3	680.3

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Fixed maturities, available for sale at fair value (including $15 and $1,988 subject to securities lending) (amortized cost $62,897 and $64,152)	$61,491	$64,920
Equity securities, at fair value (cost $472 and $473)	447	488
Real estate	830	850
Short-term securities	5,124	5,186
Other investments	3,307	3,374
Total investments	71,199	74,818

Cash	387	271
Investment income accrued	830	861
Premiums receivable	6,189	6,142
Reinsurance recoverables	15,108	15,641
Ceded unearned premiums	1,169	1,123
Deferred acquisition costs	1,854	1,809
Deferred tax asset	1,952	1,207
Contractholder receivables	6,877	6,696
Goodwill	3,366	3,366
Other intangible assets	716	814
Other assets	3,048	2,476
Total assets	$112,695	$115,224

Liabilities
Claims and claim adjustment expense reserves	$57,027	$57,700
Unearned premium reserves	11,377	11,227
Contractholder payables	6,877	6,696
Payables for reinsurance premiums	766	618
Debt	6,331	6,242
Other liabilities	5,596	6,125
Total liabilities	87,974	88,608

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding at both dates)	92	112
Common stock (1,750.0 shares authorized; 587.2 and 627.8 shares issued and outstanding)	19,196	18,990
Retained earnings	12,690	11,110
Accumulated other changes in equity from nonowner sources	(932)	670
Treasury stock, at cost (126.0 and 82.9 shares)	(6,325)	(4,266)
Total shareholders’ equity	24,721	26,616
Total liabilities and shareholders’ equity	$112,695	$115,224

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the nine months ended September 30,	2008	2007
Convertible preferred stock—savings plan
Balance, beginning of year	$112	$129
Redemptions during period	(20)	(14)
Balance, end of period	92	115

Common stock
Balance, beginning of year	18,990	18,530
Employee share-based compensation	96	219
Compensation amortization under share-based plans and other changes	110	131
Conversion of convertible notes	—	36
Balance, end of period	19,196	18,916

Retained earnings
Balance, beginning of year	11,110	7,253
Net income	2,123	3,538
Dividends	(538)	(557)
Other	(5)	1
Balance, end of period	12,690	10,235

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	670	452
Change in net unrealized gain on investment securities	(1,438)	(231)
Net change in unrealized foreign currency translation and other changes	(164)	74
Balance, end of period	(932)	295

Treasury stock (at cost)
Balance, beginning of year	(4,266)	(1,229)
Treasury shares acquired – share repurchase authorization	(2,022)	(1,947)
Net shares acquired related to employee share-based compensation plans	(37)	(78)
Balance, end of period	(6,325)	(3,254)
Total common shareholders’ equity	24,629	26,192
Total shareholders’ equity	$24,721	$26,307

Common shares outstanding
Balance, beginning of year	627.8	678.3
Shares acquired – share repurchase authorization	(42.3)	(37.0)
Net shares issued under employee share-based compensation plans	1.7	4.1
Shares issued pursuant to conversion of convertible notes	—	0.7
Balance, end of period	587.2	646.1

Summary of changes in equity from nonowner sources
Net income	$2,123	$3,538
Other changes in equity from nonowner sources, net of tax	(1,602)	(157)

Total changes in equity from nonowner sources	$521	$3,381

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the nine months ended September 30,	2008	2007
Cash flows from operating activities
Net income	$2,123	$3,538
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	196	(142)
Depreciation and amortization	627	605
Deferred federal income tax expense	49	249
Amortization of deferred policy acquisition costs	2,905	2,740
Equity in income from other investments	34	(489)
Premiums receivable	(47)	(135)
Reinsurance recoverables	533	1,694
Deferred acquisition costs	(2,950)	(2,988)
Claims and claim adjustment expense reserves	(673)	(1,074)
Unearned premium reserves	150	363
Trading account activities	5	(3)
Loss on redemption of subordinated debentures	—	32
Excess tax benefits from share-based payment arrangements	(8)	(23)
Other	(371)	(428)
Net cash provided by operating activities	2,573	3,939

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,670	3,957
Proceeds from sales of investments:
Fixed maturities	3,588	3,681
Equity securities	61	77
Real estate	25	10
Other investments	547	1,153
Purchases of investments:
Fixed maturities	(6,635)	(9,686)
Equity securities	(103)	(63)
Real estate	(31)	(69)
Other investments	(527)	(562)
Net (purchases) sales of short-term securities	60	(64)
Securities transactions in course of settlement	(387)	(331)
Other	(267)	(292)
Net cash provided by (used in) investing activities	1	(2,189)

Cash flows from financing activities
Issuance of debt	496	2,461
Payment of debt	(403)	(1,956)
Dividends paid to shareholders	(536)	(557)
Issuance of common stock – employee share options	72	192
Treasury stock acquired – share repurchase authorization	(2,055)	(1,947)
Treasury stock acquired – net employee share-based compensation	(28)	(39)
Excess tax benefits from share-based payment arrangements	8	23
Other	—	1
Net cash used in financing activities	(2,446)	(1,822)
Effect of exchange rate changes on cash	(12)	4
Net increase (decrease) in cash	116	(68)
Cash at beginning of period	271	459
Cash at end of period	$387	$391

Supplemental disclosure of cash flow information
Income taxes paid	$832	$935
Interest paid	$248	$240

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2007 Annual Report on Form 10-K.

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

The total amount of unrecognized tax benefits at January 1, 2007 was $339 million.  Included in that balance were $101 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate and $175 million of unrecognized tax benefits for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility.  Because of the impact of deferred tax accounting, the timing of such deductibility would not affect the annual effective tax rate other than for interest and penalties.  The balance of unrecognized tax benefits at January 1, 2007 was comprised of $63 million of unrecognized tax benefits that, if recognized, would reduce goodwill.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP FAS 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 in the third quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets.  The FSP amends the factors that an entity should consider in determining the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets, to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions.  Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications.  Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension.  The amendment may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value.  The FSP also requires disclosure in addition to that already required by FAS 142.

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

In March 2007, the Company completed the sale of its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., which accounted for $0 million and $25 million of net written premiums in the third quarter and first nine months of 2007, respectively.  The impact of this transaction was not material to the Company’s results of operations or financial position.

Personal Insurance

The Personal Insurance segment offers virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company, and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc.  These subsidiaries primarily offered nonstandard automobile coverage and accounted for $0 and $49 million of net written premiums in the third quarter and first nine months of 2007, respectively.  The impact of this transaction was not material to the Company’s results of operations or financial position.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.             SEGMENT INFORMATION

The following table summarizes the components of the Company’s revenues and operating income (loss) by reportable business segments:

(for the three months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2008
Premiums	$2,823	$863	$1,762	$5,448
Net investment income	494	114	108	716
Fee income	120	—	—	120
Other revenues	8	5	18	31
Total operating revenues (1)	$3,445	$982	$1,888	$6,315
Operating income (loss) (1)	$378	$83	$(64)	$397

2007
Premiums	$2,850	$854	$1,712	$5,416
Net investment income	664	126	139	929
Fee income	148	—	—	148
Other revenues	1	5	23	29
Total operating revenues (1)	$3,663	$985	$1,874	$6,522
Operating income (1)	$803	$183	$276	$1,262

(for the nine months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2008
Premiums	$8,390	$2,562	$5,193	$16,145
Net investment income	1,607	356	346	2,309
Fee income	315	—	—	315
Other revenues	21	18	58	97
Total operating revenues (1)	$10,333	$2,936	$5,597	$18,866
Operating income (1)	$1,719	$495	$239	$2,453

2007
Premiums	$8,415	$2,542	$5,081	$16,038
Net investment income	2,075	372	432	2,879
Fee income	395	—	—	395
Other revenues	15	16	68	99
Total operating revenues (1)	$10,900	$2,930	$5,581	$19,411
Operating income (1)	$2,286	$491	$818	$3,595

(1)           Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income (loss) for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                                      SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Revenue reconciliation
Earned premiums:
Business Insurance:
Commercial multi-peril	$750	$780	$2,254	$2,310
Workers’ compensation	607	562	1,776	1,644
Commercial automobile	496	508	1,482	1,524
Property	468	499	1,414	1,479
General liability	499	495	1,457	1,422
Other	3	6	7	36
Total Business Insurance	2,823	2,850	8,390	8,415

Financial, Professional & International Insurance:
General liability	226	237	676	721
Fidelity and surety	301	275	869	813
International	301	310	918	910
Other	35	32	99	98
Total Financial, Professional & International Insurance	863	854	2,562	2,542

Personal Insurance:
Automobile	937	920	2,767	2,771
Homeowners and other	825	792	2,426	2,310
Total Personal Insurance	1,762	1,712	5,193	5,081
Total earned premiums	5,448	5,416	16,145	16,038
Net investment income	716	929	2,309	2,879
Fee income	120	148	315	395
Other revenues	31	29	97	99
Total operating revenues for reportable segments	6,315	6,522	18,866	19,411
Interest Expense and Other	—	4	2	(27)
Net realized investment gains (losses)	(170)	—	(196)	142
Total consolidated revenues	$6,145	$6,526	$18,672	$19,526

Income reconciliation, net of tax
Total operating income for reportable segments	$397	$1,262	$2,453	$3,595
Interest Expense and Other (1)	(67)	(64)	(197)	(152)
Total operating income	330	1,198	2,256	3,443
Net realized investment gains (losses)	(116)	—	(133)	95
Total consolidated net income	$214	$1,198	$2,123	$3,538

(1)                                  The primary component of Interest Expense and Other was after-tax interest expense of $61 million and $178 million for the three months and nine months ended September 30 2008, respectively, and $60 million and $165 million for the three months and nine months ended September 30, 2007, respectively.  The year-to-date 2007 total also included a benefit of $52 million from the favorable resolution of various prior year federal tax matters, and an after-tax loss of $25 million related to the Company’s redemption of its 4.50% contingently convertible debentures.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                                      SEGMENT INFORMATION, Continued

(in millions)	September 30, 2008	December 31, 2007
Asset reconciliation:
Business Insurance	$84,845	$87,160
Financial, Professional & International Insurance	13,824	14,099
Personal Insurance	13,232	13,300
Total assets for reportable segments	111,901	114,559
Other assets (1)	794	665
Total consolidated assets	$112,695	$115,224

(1)                                  The primary components of other assets at September 30, 2008 were other intangible assets, property and equipment, accrued over-funded benefit plan assets and deferred taxes.  The primary components of other assets at December 31, 2007 were other intangible assets, property and equipment and deferred taxes.

3.                                      INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at September 30, 2008, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,850	$85	$—	$1,935
Obligations of states, municipalities and political subdivisions	38,579	310	1,007	37,882
Debt securities issued by foreign governments	1,498	20	3	1,515
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	6,457	56	229	6,284
All other corporate bonds	14,422	59	691	13,790
Redeemable preferred stock	91	4	10	85
Total	$62,897	$534	$1,940	$61,491

	Amortized	Gross Unrealized		Fair
(at December 31, 2007, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,092	$58	$—	$2,150
Obligations of states, municipalities and political subdivisions	38,111	751	40	38,822
Debt securities issued by foreign governments	1,629	11	5	1,635
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,108	73	65	7,116
All other corporate bonds	15,120	169	194	15,095
Redeemable preferred stock	92	12	2	102
Total	$64,152	$1,074	$306	$64,920

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

During the quarter ended September 30, 2008 the Company changed its securities lending requirements in light of the recent market conditions to accept only cash as collateral for securities on loan and restricted the manner in which that cash was invested.  These actions resulted in a significant reduction in the amount of securities on loan.  At September 30, 2008, the Company had $15 million of securities on loan to others, compared with $1.99 billion at December 31, 2007.  The Company has not incurred any investment losses in its securities lending program in the periods presented.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at September 30, 2008, in millions)	Cost	Gains	Losses	Value
Common stock	$189	$10	$13	$186
Non-redeemable preferred stock	283	7	29	261
Total	$472	$17	$42	$447

		Gross Unrealized		Fair
(at December 31, 2007, in millions)	Cost	Gains	Losses	Value
Common stock	$160	$24	$1	$183
Non-redeemable preferred stock	313	8	16	305
Total	$473	$32	$17	$488

Short-term Investments

At December 31, 2007, short-term investments held in escrow in accordance with the terms of the ACandS, Inc. (ACandS) settlement had a fair value of $454 million.  During the third quarter of 2008, all contingencies related to the settlement agreement were fulfilled, and the investments held in escrow were released to the trust created under ACandS’s plan of reorganization.  See note 12.

Variable Interest Entities (VIEs)

The following entities are consolidated:

•                  Municipal Trusts—The Company owns interests in various municipal trusts that were formed for the purpose of allowing more flexibility to generate investment income in a manner consistent with the Company’s investment objectives and tax position.  At September 30, 2008 and December 31, 2007, there were 25 and 31 such trusts, respectively, which held a combined total of $288 million and $355 million, respectively, in municipal securities, of which $35 million and $44 million, respectively, were owned by outside investors. The net carrying value of the trusts owned by the Company at September 30, 2008 and December 31, 2007 was $253 million and $311 million, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                                      INVESTMENTS, Continued

The Company has a significant interest in the following VIE, which is not consolidated because the Company is not considered to be the primary beneficiary:

•                  The Company has a significant variable interest in Camperdown UK Limited, which The St. Paul Companies, Inc. (SPC) sold in December 2003. The Company’s variable interest resulted from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $150 million. The carrying value of this obligation at September 30, 2008 and December 31, 2007 was $32 million and $59 million, respectively.  See the “Guarantees” section of note 12.

The Company has other significant interests in VIEs, including private equity funds and real estate entities.  Neither the carrying amounts nor the unfunded commitments related to these entities are material.

The following securities are not consolidated:

•                  Mandatorily redeemable preferred securities of trusts holding solely the subordinated debentures of the Company — These securities were issued by three separate trusts that were established for the sole purpose of issuing the securities to investors and are fully guaranteed by the Company.  The subordinated debt that the Company issued to these trusts is included in the “Debt” section of liabilities on the Company’s consolidated balance sheet. That debt had a carrying value of $310 million at September 30, 2008 and December 31, 2007.

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at September 30, 2008 and December 31, 2007, the aggregate fair value and gross unrealized losses by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at September 30, 2008, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$28	$—	$—	$—	$28	$—
Obligations of states, municipalities and political subdivisions	21,088	836	1,646	171	22,734	1,007
Debt securities issued by foreign governments	155	1	84	2	239	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,233	177	1,065	52	4,298	229
All other corporate bonds	7,341	398	2,665	293	10,006	691
Redeemable preferred stock	15	7	13	3	28	10
Total fixed maturities	31,860	1,419	5,473	521	37,333	1,940

Equity securities
Common stock	53	13	—	—	53	13
Non-redeemable preferred stock	71	17	84	12	155	29
Total equity securities	124	30	84	12	208	42
Total	$31,984	$1,449	$5,557	$533	$37,541	$1,982

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                                      INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2007, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$29	$—	$69	$—	$98	$—
Obligations of states, municipalities and political subdivisions	3,428	23	2,044	17	5,472	40
Debt securities issued by foreign governments	409	1	384	4	793	5
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	838	5	3,118	60	3,956	65
All other corporate bonds	2,646	55	5,797	139	8,443	194
Redeemable preferred stock	19	1	8	1	27	2
Total fixed maturities	7,369	85	11,420	221	18,789	306

Equity securities
Common stock	29	1	—	—	29	1
Non-redeemable preferred stock	110	9	80	7	190	16
Total equity securities	139	10	80	7	219	17
Total	$7,508	$95	$11,500	$228	$19,008	$323

Impairment charges included in net realized investment gains (losses) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Fixed maturities	$125	$9	$163	$17
Equity securities	30	1	47	4
Other investments	1	4	12	11
Total	$156	$14	$222	$32

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

Equities

For public common and preferred stocks, the Company receives prices from a nationally recognized pricing service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1.  Infrequently, current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company.  In these instances, the Company receives an estimate of fair value from the pricing service that provides fair value estimates for the Company’s fixed maturities. The service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed maturities. The Company includes the estimate in the amount disclosed in Level 2.

The Company holds investments in non-public common and preferred stocks (private equities), with a fair value estimate of $251 million, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  The Company holds one private common stock with a fair value estimate of $184 million at September 30, 2008, for which the estimate of fair value is provided by a third party appraiser on behalf of the investee and adjusted for a liquidity discount which takes into consideration the restriction on the common stock.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at September 30, 2008 in the amount disclosed in Level 3.

Derivatives

The Company uses derivatives generally to hedge its net investment in a foreign subsidiary.  The Company also holds non-public warrants in a public company and has convertible bonds containing embedded conversion options that are reported separately from the host bond contract.  For the derivatives used to hedge the net investment of a foreign subsidiary, the Company uses quoted market prices to estimate fair value and includes the fair value estimate, which was less than $1 million at September 30, 2008 in Level 1.  The Company estimates fair value for the warrants using an option pricing model with observable market inputs.  Because the warrants are not market traded and information concerning market participants is not available, the Company includes the fair value estimate of $78 million at September 30, 2008 in the amount disclosed in Level 3.  The Company bifurcates the embedded conversion options based on observable market inputs and includes the estimate of fair value in Level 2.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.	FAIR VALUE MEASUREMENTS, Continued

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at September 30, 2008.

(in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities	$61,491	$2,130	$59,179	$182
Equity securities	447	435	12	—
Other investments	383	54	—	329
Total	$62,321	$2,619	$59,191	$511

Other liabilities	$—	$—	$—	$—

The following table presents the changes in the Level 3 fair value category during the periods indicated.

(in millions)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008

Balance at beginning of period	$518	$511
Total realized and unrealized gains or (losses):
Included in realized investment gains and (losses)	11	1
Included in increases or (decreases) in accumulated other changes in equity from nonowner sources	(13)	(18)
Purchases, (sales), issuances and settlements	(5)	(12)
Transfers in and/or (out) of Level 3	—	29
Balance at September 30, 2008	$511	$511

Amount of total gains or (losses) for the period included in earnings attributable to changes in the fair value of assets still held at the reporting date	$11	$—

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the three months or nine months ended September 30, 2008.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at September 30, 2008 and December 31, 2007:

(in millions)	September 30, 2008	December 31, 2007
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	556	555
Personal Insurance	613	613
Other	29	30
Total	$3,366	$3,366

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class at September 30, 2008 and December 31, 2007:

(at September 30, 2008, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$730	$306
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(3)	194
Total intangible assets subject to amortization	1,227	727	500
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,443	$727	$716

(at December 31, 2007, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$655	$381
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	(26)	217
Total intangible assets subject to amortization	1,227	629	598
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,443	$629	$814

(1)

The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following table presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Customer-related	$23	$29	$75	$91
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	8	8	23	21
Total amortization expense	$31	$37	$98	$112

Intangible asset amortization expense is estimated to be $28 million for the remainder of 2008, $100 million in 2009, $86 million in 2010, $69 million in 2011 and $52 million in 2012.

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

In January 2008, the board of directors authorized an additional $5 billion for the repurchase of the Company’s common shares.  Under the authorization, repurchases may be made from time-to-time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorization does not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions.  During the three months and nine months ended September 30, 2008, the Company repurchased 6.2 million and 42.3 million shares, respectively, under its share repurchase authorization for a total cost of approximately $272 million and $2.02 billion, respectively.  The average cost per share repurchased was $43.89 and $47.79, respectively.  At September 30, 2008, the Company had $3.91 billion of capacity remaining under the share repurchase authorization.

8.	CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, after-tax)	2008	2007	2008	2007

Net income	$214	$1,198	$2,123	$3,538
Change in net unrealized gain on investment securities	(881)	485	(1,438)	(231)
Other changes	(130)	30	(164)	74
Total changes in equity from nonowner sources	$(797)	$1,713	$521	$3,381

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.	EARNINGS PER SHARE

Basic earnings per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2008	2007	2008	2007

Basic
Net income, as reported	$214	$1,198	$2,123	$3,538
Preferred stock dividends, net of taxes	(1)	(1)	(3)	(3)
Net income available to common shareholders – basic	$213	$1,197	$2,120	$3,535

Diluted
Net income available to common shareholders	$213	$1,197	$2,120	$3,535
Effect of dilutive securities:
Convertible preferred stock	1	1	3	3
Zero coupon convertible notes	1	1	3	3
Convertible junior subordinated notes (1)	—	—	—	8
Net income available to common shareholders – diluted	$215	$1,199	$2,126	$3,549

Common shares
Basic
Weighted average shares outstanding	587.5	648.4	600.7	658.9

Diluted
Weighted average shares outstanding	587.5	648.4	600.7	658.9
Weighted average effects of dilutive securities:
Stock options and other incentive plans	5.8	8.3	6.7	9.5
Convertible preferred stock	2.3	2.8	2.5	2.9
Zero coupon convertible notes	2.4	2.4	2.4	2.4
Convertible junior subordinated notes (1)	—	—	—	6.6
Total	598.0	661.9	612.3	680.3

Net Income per Common Share
Basic	$0.36	$1.85	$3.53	$5.36
Diluted	$0.36	$1.81	$3.47	$5.22

(1)  Redeemed in April 2007.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.	SHARE-BASED INCENTIVE COMPENSATION

The following presents information for fully vested stock option awards at September 30, 2008:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	28,929,976	$44.86	3.58 years	$92
Exercisable at end of period	26,012,813	$44.77	3.10 years	$87

(1)

Represents awards for which the employees’ rights to receive or retain the awards are not contingent on satisfaction of a service condition and, therefore, the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost recognized in earnings for all share-based incentive compensation awards was $31 million and $31 million for the three months ended September 30, 2008 and 2007, respectively, and $97 million and $96 million for the nine months ended September 30, 2008 and 2007, respectively.  The related tax benefit recognized in earnings was $11 million and $10 million for the three months ended September 30, 2008 and 2007, respectively, and $33 million and $32 million for the nine months ended September 30, 2008 and 2007, respectively.  The impact of the change in accounting policy upon adoption of FAS 123R, Share-Based Compensation, for employees that met the requisite service conditions before the awards vesting date, generally retirement eligible employees, was not material for the three months and nine months ended September 30, 2008 and 2007.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2008 was $140 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2007 was $118 million, which was expected to be recognized over a weighted-average period of 1.7 years.

11.	PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

Components of Net Periodic Benefit Cost

The following tables summarize the components of net pension and postretirement benefit expense for the Company’s plans recognized in the consolidated statement of income.

(for the three months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2008	2007	2008	2007

Net Periodic Benefit Cost:
Service cost	$19	$17	$—	$—
Interest cost on benefit obligation	29	28	3	4
Expected return on plan assets	(43)	(38)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	—	—
Net actuarial loss (gain)	2	1	—	(1)
Net benefit expense	$6	$7	$3	$3

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.	PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

	Pension Plans		Postretirement Benefit Plans
(for the nine months ended September 30, in millions)	2008	2007	2008	2007

Net Periodic Benefit Cost:
Service cost	$57	$51	$—	$1
Interest cost on benefit obligation	88	83	11	12
Expected return on plan assets	(119)	(112)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	(4)	(4)	—	—
Net actuarial loss (gain)	6	3	(2)	(2)
Net benefit expense	$28	$21	$8	$10

Employer Contributions

The Company previously disclosed in its Annual Report on Form 10-K for year ended December 31, 2007 that it had not yet determined whether or not additional pension plan funding would be made during the 2008 fiscal year.  The Company made a contribution of $250 million to its pension plan in September 2008.

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

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, was involved in three significant proceedings relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos. The proceedings in the U.S. Bankruptcy Court for the District of Delaware (In re: ACandS, Inc.) and the U.S. District Court for the District of Pennsylvania (ACandS, Inc. v. Travelers Casualty and Surety Co., No. 03-MC-222 and ACandS, Inc. v. Travelers Casualty and Surety Co., 00-CV-4633), involved disputes as to whether and to what extent any of ACandS’ potential liabilities for current or future bodily injury asbestos claims are covered by insurance policies issued by TPC.  On July 6, 2007, the Company announced that it entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS.  Pursuant to that agreement, the Company placed $449 million into escrow.  The settlement was subject to a number of contingencies, including final non-appealable approvals by the court of the settlement agreement, a plan of reorganization for ACandS and the issuance of injunctions in favor of the Company.  The contingencies

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.	CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

have been fulfilled.  On August 6, 2008, the Company’s $449 million settlement payment was released from the escrow to the ACandS Trust.  This transaction was recorded as a paid claim and reduction in claim reserves, and accordingly, there was no effect on the Company’s results of operations.  The Company is seeking to recover approximately $84 million of the $449 million from reinsurers; such a recovery would also have no effect on the Company’s results of operations.

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

Various parties appealed the district court’s March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court’s approval of an order issued by the bankruptcy court prohibiting the prosecution of the Statutory and Hawaii Actions and the Common Law Claims, as well as future similar direct action litigation, against TPC.  On February 29, 2008, TPC and certain other parties to the appeals filed petitions for rehearing and/or rehearing en banc, requesting reinstatement of the district court’s judgment, which were denied.  TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court on September 4, 2008 seeking review of the Second Circuit’s decision.  The Petitions remain pending.  Unless the Supreme Court grants discretionary review and reverses the Second Circuit’s decision, and the bankruptcy court’s order is reinstated and becomes final, the settlements will be voided and TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses).  In that case, the Company intends to litigate the direct action cases vigorously.

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

As previously disclosed, as part of ongoing, industry-wide investigations that commenced in October 2004, the Company and its affiliates received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the U.S. Attorney for the Southern District of New York and the U.S. Securities and Exchange Commission (SEC).  The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company’s involvement with “non-traditional insurance and reinsurance products.”  The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.	CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

The Company cooperated with these subpoenas and requests for information. In addition, outside counsel, with the oversight of the Company’s board of directors, conducted an internal review of certain of the Company’s business practices. This review initially focused on the Company’s relationship with brokers and was commenced after the announcement of litigation brought in October 2004 by the New York Attorney General’s office against a major broker.

The internal review was expanded to address the various requests for information described above and to verify whether the Company’s business practices in these areas have been appropriate. The Company’s review was extensive, involving the examination of e-mails and underwriting files, as well as interviews of current and former employees.

In its review, the Company found only a few instances of conduct that were inconsistent with the Company’s employee code of conduct and has responded appropriately. The Company’s internal review with respect to finite reinsurance considered finite products the Company both purchased and sold. The Company completed its review with respect to the identified finite products purchased and sold and concluded that no adjustment to previously issued financial statements is required.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.	CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

The Company previously reported that it sought guidance from the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters.”  After discussion with the staff of the Division of Corporate Finance and the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate.  On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the Division) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC.  The Company has cooperated with the Division’s requests for information.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to partnerships, limited liability companies, joint ventures and certain private equity investments in which it invests. These commitments were $1.63 billion and $1.60 billion at September 30, 2008 and December 31, 2007, respectively.

Guarantees

The Company has contingent obligations for guarantees related to letters of credit, issuance of debt securities, certain investments and various indemnifications related to the sale of business entities.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations.  At September 30, 2008, the maximum amount of the Company’s contingent obligation for those indemnifications that are quantifiable related to sales of business entities was $1.80 billion.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  Included in the indemnification obligations at September 30, 2008 was $150 million related to the Company’s variable interest in Camperdown UK Limited, which SPC sold in December 2003.  The Company’s variable interest results from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs, or a foreign tax adjustment is imposed on a pre-sale reporting period.  The carrying value of this obligation at September 30, 2008 was $32 million which, along with $7 million related to a loss reserve guarantee for the sale of a foreign subsidiary, was included in “Other Liabilities” on the Company’s consolidated balance sheet.  No other liabilities related to these arrangements have been recognized on the Company’s consolidated balance sheet at September 30, 2008 and December 31, 2007.

13.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.19 billion at September 30, 2008.

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

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,617	$1,831	$—	$—	$5,448
Net investment income	459	242	15	—	716
Fee income	119	1	—	—	120
Net realized investment gains (losses)	(134)	(55)	19	—	(170)
Other revenues	42	(11)	—	—	31
Total revenues	4,103	2,008	34	—	6,145
Claims and expenses
Claims and claim adjustment expenses	2,537	1,334	—	—	3,871
Amortization of deferred acquisition costs	675	315	—	—	990
General and administrative expenses	712	275	14	—	1,001
Interest expense	18	1	76	—	95
Total claims and expenses	3,942	1,925	90	—	5,957
Income (loss) before income taxes	161	83	(56)	—	188
Income tax expense (benefit)	(31)	8	(3)	—	(26)
Equity in net income of subsidiaries	—	—	267	(267)	—
Net income	$192	$75	$214	$(267)	$214

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$10,834	$5,311	$—	$—	$16,145
Net investment income	1,486	782	41	—	2,309
Fee income	314	1	—	—	315
Net realized investment gains (losses)	(173)	(32)	9	—	(196)
Other revenues	56	42	5	(4)	99
Total revenues	12,517	6,104	55	(4)	18,672
Claims and expenses
Claims and claim adjustment expenses	6,646	3,338	—	—	9,984
Amortization of deferred acquisition costs	1,964	941	—	—	2,905
General and administrative expenses	1,871	825	22	—	2,718
Interest expense	56	4	220	(4)	276
Total claims and expenses	10,537	5,108	242	(4)	15,883
Income (loss) before income taxes	1,980	996	(187)	—	2,789
Income tax expense	446	205	15	—	666
Equity in net income of subsidiaries	—	—	2,325	(2,325)	—
Net income	$1,534	$791	$2,123	$(2,325)	$2,123

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

  THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,606	$1,810	$—	$—	$5,416
Net investment income	622	282	25	—	929
Fee income	147	1	—	—	148
Net realized investment gains (losses)	(13)	3	10	—	—
Other revenues	31	3	2	(3)	33
Total revenues	4,393	2,099	37	(3)	6,526
Claims and expenses
Claims and claim adjustment expenses	2,019	966	—	—	2,985
Amortization of deferred acquisition costs	633	323	—	—	956
General and administrative expenses	547	258	12	—	817
Interest expense	18	2	77	(3)	94
Total claims and expenses	3,217	1,549	89	(3)	4,852
Income (loss) before income taxes	1,176	550	(52)	—	1,674
Income tax expense (benefit)	330	158	(12)	—	476
Equity in net income of subsidiaries	—	—	1,238	(1,238)	—
Net income	$846	$392	$1,198	$(1,238)	$1,198

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$10,688	$5,350	$—	$—	$16,038
Net investment income	1,922	898	59	—	2,879
Fee income	392	3	—	—	395
Net realized investment gains	24	91	27	—	142
Other revenues	32	39	10	(9)	72
Total revenues	13,058	6,381	96	(9)	19,526
Claims and expenses
Claims and claim adjustment expenses	6,138	3,132	—	—	9,270
Amortization of deferred acquisition costs	1,796	944	—	—	2,740
General and administrative expenses	1,654	784	48	—	2,486
Interest expense	67	7	190	(9)	255
Total claims and expenses	9,655	4,867	238	(9)	14,751
Income (loss) before income taxes	3,403	1,514	(142)	—	4,775
Income tax expense (benefit)	917	354	(34)	—	1,237
Equity in net income of subsidiaries	—	—	3,646	(3,646)	—
Net income	$2,486	$1,160	$3,538	$(3,646)	$3,538

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At September 30, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $15 subject to securities lending) (amortized cost $62,897)	$40,610	$20,545	$336	$—	$61,491
Equity securities, at fair value (cost $472)	235	154	58	—	447
Real estate	2	828	—	—	830
Short-term securities	2,715	647	1,762	—	5,124
Other investments	2,185	973	149	—	3,307
Total investments	45,747	23,147	2,305	—	71,199
Cash	176	210	1	—	387
Investment income accrued	531	295	5	(1)	830
Premiums receivable	4,138	2,051	—	—	6,189
Reinsurance recoverables	9,677	5,431	—	—	15,108
Ceded unearned premiums	981	188	—	—	1,169
Deferred acquisition costs	1,572	282	—	—	1,854
Deferred tax asset	1,460	562	(70)	—	1,952
Contractholder receivables	4,903	1,974	—	—	6,877
Goodwill	2,412	954	—	—	3,366
Other intangible assets	393	323	—	—	716
Investment in subsidiaries	—	—	27,676	(27,676)	—
Other assets	2,137	638	299	(26)	3,048
Total assets	$74,127	$36,055	$30,216	$(27,703)	$112,695
Liabilities
Claims and claim adjustment expense reserves	$36,561	$20,466	$—	$—	$57,027
Unearned premium reserves	7,919	3,458	—	—	11,377
Contractholder payables	4,903	1,974	—	—	6,877
Payables for reinsurance premiums	437	329	—	—	766
Debt	1,193	9	5,155	(26)	6,331
Other liabilities	4,049	1,208	340	(1)	5,596
Total liabilities	55,062	27,444	5,495	(27)	87,974
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding)	—	—	92	—	92
Common stock (1,750.0 shares authorized; 587.2 shares issued and outstanding)	—	396	19,196	(396)	19,196
Additional paid-in capital	11,055	7,181	—	(18,236)	—
Retained earnings	8,521	1,335	12,690	(9,856)	12,690
Accumulated other changes in equity from nonowner sources	(511)	(301)	(932)	812	(932)
Treasury stock, at cost (126.0 shares)	—	—	(6,325)	—	(6,325)
Total shareholders’ equity	19,065	8,611	24,721	(27,676)	24,721
Total liabilities and shareholders’ equity	$74,127	$36,055	$30,216	$(27,703)	$112,695

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

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,534	$791	$2,123	$(2,325)	$2,123
Net adjustments to reconcile net income to net cash provided by operating activities	418	(5)	450	(413)	450
Net cash provided by operating activities	1,952	786	2,573	(2,738)	2,573

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,990	1,657	23	—	3,670
Proceeds from sales of investments:
Fixed maturities	2,157	1,417	14	—	3,588
Equity securities	39	22	—	—	61
Real estate	—	25	—	—	25
Other investments	369	178	—	—	547
Purchases of investments:
Fixed maturities	(3,815)	(2,820)	—	—	(6,635)
Equity securities	(42)	(60)	(1)	—	(103)
Real estate	—	(31)	—	—	(31)
Other investments	(309)	(218)	—	—	(527)
Net (purchases) sales of short-term securities	5	643	(588)	—	60
Securities transactions in course of settlement	(203)	(193)	9	—	(387)
Other	(266)	(1)	—	—	(267)
Net cash provided by (used in) investing activities	(75)	619	(543)	—	1

Cash flows from financing activities
Issuance of debt	—	—	496	—	496
Payment of debt	(403)	—	—	—	(403)
Dividends paid to shareholders	—	—	(536)	—	(536)
Issuance of common stock – employee share options	—	—	72	—	72
Treasury stock acquired – share repurchase authorization	—	—	(2,055)	—	(2,055)
Treasury stock acquired – net employee share-based compensation	—	—	(28)	—	(28)
Excess tax benefits from share-based payment arrangements	—	—	8	—	8
Dividends paid to parent company	(1,500)	(1,100)	—	2,600	—
Capital contributions and loans between subsidiaries	—	(138)	—	138	—
Net cash used in financing activities	(1,903)	(1,238)	(2,043)	2,738	(2,446)

Effect of exchange rate changes on cash	—	(12)	—	—	(12)
Net increase (decrease) in cash	(26)	155	(13)	—	116
Cash at beginning of period	202	55	14	—	271
Cash at end of period	$176	$210	$1	$—	$387
Supplemental disclosure of cash flow information
Income taxes paid (received)	$712	$348	$(228)	$—	$832
Interest paid	$73	$—	$175	$—	$248

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2007

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,486	$1,160	$3,538	$(3,646)	$3,538
Net adjustments to reconcile net income to net cash provided by operating activities	(262)	434	(2,165)	2,394	401
Net cash provided by operating activities	2,224	1,594	1,373	(1,252)	3,939

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,192	1,751	14	—	3,957
Proceeds from sales of investments:
Fixed maturities	1,742	1,937	2	—	3,681
Equity securities	59	18	—	—	77
Real estate	8	2	—	—	10
Other investments	620	533	—	—	1,153
Purchases of investments:
Fixed maturities	(5,018)	(4,668)	—	—	(9,686)
Equity securities	(46)	(16)	(1)	—	(63)
Real estate	(1)	(68)	—	—	(69)
Other investments	(412)	(150)	—	—	(562)
Net (purchases) sales of short-term securities	363	(24)	(403)	—	(64)
Securities transactions in course of settlement	(29)	(299)	(3)	—	(331)
Other	(348)	56	—	—	(292)
Net cash used in investing activities	(870)	(928)	(391)	—	(2,189)

Cash flows from financing activities
Issuance of debt	—	—	2,461	—	2,461
Payment of debt	(860)	—	(1,096)	—	(1,956)
Dividends paid to shareholders	—	—	(557)	—	(557)
Issuance of common stock – employee share options	—	—	192	—	192
Treasury stock acquired – share repurchase authorization	—	—	(1,947)	—	(1,947)
Treasury stock acquired – net employee share-based compensation	—	—	(39)	—	(39)
Excess tax benefits from share-based payment arrangements	—	—	23	—	23
Dividends paid to parent company	(1,037)	(690)	—	1,727	—
Capital contributions and loans between subsidiaries	480	17	(22)	(475)	—
Other	—	1	—	—	1
Net cash used in financing activities	(1,417)	(672)	(985)	1,252	(1,822)

Effect of exchange rate changes on cash	—	4	—	—	4
Net decrease in cash	(63)	(2)	(3)	—	(68)
Cash at beginning of period	325	130	4	—	459
Cash at end of period	$262	$128	$1	$—	$391
Supplemental disclosure of cash flow information
Income taxes paid (received)	$811	$293	$(169)	$—	$935
Interest paid	$101	$—	$139	$—	$240

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

FINANCIAL HIGHLIGHTS

2008 Third Quarter Consolidated Results of Operations

•                   Net income of $214 million, or $0.36 per share basic and diluted

•                   Net earned premiums of $5.45 billion

•                   Catastrophe losses of $1.04 billion pretax ($682 million after-tax)

•                   Net favorable prior year reserve development of $334 million pretax ($210 million after-tax)

•                   GAAP combined ratio of 104.7%

•                   Net investment income of $716 million pretax ($587 million after-tax)

•                   Net realized investment losses of $170 million pretax ($116 million after-tax)

2008 Third Quarter Consolidated Financial Condition

•                   Total assets of $112.70 billion

•                   Total investments of $71.20 billion; fixed maturities and short-term securities comprise 94% of total investments

•                   Repurchased 6.2 million common shares for total cost of approximately $272 million under the share repurchase authorization; remaining authorized share repurchase capacity of $3.91 billion at September 30, 2008

•                   Shareholders’ equity of $24.72 billion; book value per common share of $41.94

•                   Holding company liquidity of $2.11 billion

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share data)	2008	2007	2008	2007

Revenues
Premiums	$5,448	$5,416	$16,145	$16,038
Net investment income	716	929	2,309	2,879
Fee income	120	148	315	395
Net realized investment gains (losses)	(170)	—	(196)	142
Other revenues	31	33	99	72
Total revenues	6,145	6,526	18,672	19,526

Claims and expenses
Claims and claim adjustment expenses	3,871	2,985	9,984	9,270
Amortization of deferred acquisition costs	990	956	2,905	2,740
General and administrative expenses	1,001	817	2,718	2,486
Interest expense	95	94	276	255
Total claims and expenses	5,957	4,852	15,883	14,751

Income before income taxes	188	1,674	2,789	4,775
Income tax expense (benefit)	(26)	476	666	1,237
Net income	$214	$1,198	$2,123	$3,538

Net income per share
Basic	$0.36	$1.85	$3.53	$5.36
Diluted	$0.36	$1.81	$3.47	$5.22

GAAP combined ratio
Loss and loss adjustment expense ratio	69.9%	53.6%	60.9%	56.6%
Underwriting expense ratio	34.8	30.8	33.1	30.5
GAAP combined ratio	104.7%	84.4%	94.0%	87.1%

The Company’s discussions of net income and segment operating income included in the following discussion are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Net income of $0.36 per common share in the third quarter of 2008 was 80% lower than the $1.81 per common share in the same period of 2007.  Net income in the third quarter of 2008 totaled $214 million, 82% lower than $1.20 billion in the same period of 2007.  Through the first nine months of 2008, net income of $3.47 per common share was 34% lower than the $5.22 per common share in the same period of 2007.   Net income of $2.12 billion in the first nine months of 2008 was 40% lower than the comparable 2007 net income of $3.54 billion. The lower rates of decline in per share income compared with the rates of decline in actual income reflected the impact of the Company’s significant common share repurchases in the preceding twelve months.  The decreases in net income in the third quarter and first nine months of 2008 were primarily due to a significant increase in the cost of catastrophes.  Also contributing to the decreases were a decline in net investment income, net realized investment losses, a small increase in the number of large losses that exceeded expectations within International, an increase in non-catastrophe related weather losses, the impact of competitive market conditions on pricing over the preceding twelve months, and the impact of loss cost trends.  These factors in both periods were partially offset by an increase in net favorable prior year reserve development, which totaled $334 million and $1.26 billion in the third quarter and first nine months of 2008, respectively, compared with $231 million and $418 million in the respective periods of 2007.  The cost of catastrophes (net of reinsurance and including hurricane-related assessments and reinstatement premiums) in the third quarter and first nine months of 2008 totaled $1.04

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

billion and $1.49 billion, respectively, compared with $14 million and $99 million in the respective periods of 2007.  Hurricanes Ike, Gustav and Dolly accounted for the majority of the cost of catastrophes in the third quarter of 2008.  Net income in the third quarter and first nine months of 2007 included net benefits of $29 million and $160 million, respectively, due to the implementation of a new fixed, value-based compensation program for the majority of the Company’s agents.  Net income in the first nine months of 2007 also included a benefit of $86 million resulting from the favorable resolution of various prior year federal tax matters and a loss of $39 million related to the Company’s redemption of its 4.50% contingently convertible debentures.

Hurricane-related assessments include assessments from state-created insurance and windstorm insurance entities such as Citizens Property Insurance Corporation in Florida, Louisiana Citizens Property Insurance Corporation and the Texas Windstorm Insurance Association.  Assessments are levied on insurers writing business in those states to fund the operating deficits of such entities during periods of significant storm activity.  Hurricane-related assessments are reported as a component of “General and Administrative Expenses” as the amounts paid to such entities are not insured losses of the Company.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2008 totaled $5.45 billion, an increase of $32 million, or less than 1%, over the same 2007 period.  Through the first nine months of 2008, earned premiums of $16.15 billion were $107 million, or less than 1%, higher than the same 2007 period.  Earned premiums in the third quarter and first nine months of 2008 were reduced by $8 million of reinstatement premiums related to catastrophe losses incurred in the third quarter.  Reinstatement premiums represent additional premiums payable to reinsurers to maintain coverage limits for certain excess-of-loss reinsurance treaties.  In March 2007, the Company sold its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V. (Afianzadora Insurgentes), and in April 2007, the Company sold Mendota Insurance Company and its subsidiaries (collectively, Mendota), which primarily offered nonstandard automobile coverage.  Adjusting for the sales of subsidiaries in 2007, earned premiums in the first nine months of 2008 increased 1% over the same period of 2007.  In the Business Insurance segment, earned premiums in the third quarter of 2008 (excluding reinstatement premiums) declined 1% from the same 2007 period, reflecting the impact of competitive market conditions on pricing over the preceding twelve months.  In the Financial, Professional & International Insurance segment, earned premium growth of 2% in the third quarter of 2008 (excluding reinstatement premiums) was driven by strong net written premium volume in recent quarters, primarily in the Bond & Financial Products group due to changes in the terms of certain reinsurance treaties.  In the Personal Insurance segment, earned premium growth of 3% in the third quarter of 2008 reflected continued strong business retention rates and new business volume, coupled with continued renewal price increases.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007

Average investments (a)	$74,256	$74,451	$74,426	$73,431
Pretax net investment income	716	929	2,309	2,879
After-tax net investment income	587	724	1,861	2,219
Average pretax yield (b)	3.9%	5.0%	4.1%	5.2%
Average after-tax yield (b)	3.2%	3.9%	3.3%	4.0%

(a)                   Excludes net unrealized investment gains and losses, net of tax, and is adjusted for cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)                  Excludes net realized gains and losses and unrealized investment gains and losses.

Net investment income of $716 million in the third quarter of 2008 declined $213 million, or 23%, from the same period of 2007, primarily due to lower returns from non-fixed maturity investments, which were slightly negative in the third quarter of 2008, compared with strong positive returns in the same 2007 period. Through the first nine months of 2008, net investment income of $2.31 billion was $570 million, or 20%, lower than in the same period of 2007.  The 2008 third quarter and nine-month totals both reflected significantly lower returns from non-fixed maturity investments that are accounted for under the equity method of accounting.  Most notably, investment returns from real estate-related equity investments, private equity investments and hedge funds produced net investment income that was significantly lower in the third quarter and first nine months of 2008 compared to the same periods of 2007.  The decline in net investment income from these investments in 2008 reflected current market conditions, which resulted in a lower level of transactions and lower market values compared to the prior year periods.  Net investment income from the Company’s fixed

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

maturity portfolio in the third quarter and first nine months of 2008 also declined from the same periods of 2007, primarily due to a significant decline in short-term interest rates.  The amortized cost of the fixed maturity portfolio at September 30, 2008 totaled $62.90 billion, $1.15 billion lower than at the same date in 2007, primarily reflecting the use of funds for the Company’s common share repurchases during that twelve-month period, the payment of a $449 million asbestos settlement in August 2008 (discussed in more detail in the “Asbestos Claims and Litigation” section herein), and a $250 million contribution to the Company’s pension plan in September 2008, partially offset by strong cash flows from operating activities.

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

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $28 million and $80 million declines in fee income in the third quarter and first nine months of 2008, respectively, compared with the same periods of 2007, are described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

Net realized investment losses in the third quarter of 2008 totaled $170 million, compared with no net realized investment gains (losses) in the same period of 2007.  Net realized investment losses in the third quarter of 2008 included $156 million of investment impairments, of which $67 million were related to securities issued by Lehman Brothers Holdings Inc. and its subsidiaries.  An additional $26 million of impairments were related to externally managed securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in market value.  The 2008 third-quarter impairments also included $25 million related to structured mortgage obligations and $28 million related to the deteriorated financial position of various issuers, which the Company intends to sell.  Impairment losses totaled $14 million in the third quarter of 2007.

Through the first nine months of 2008, net realized investment losses totaled $196 million, compared with net realized investment gains of $142 million in the same period of 2007.  The year-to-date total in 2008 included $222 million of impairment losses, which were partially offset by $17 million of net realized investment gains from the sale of venture capital investments and $12 million of realized gains from the sale of a small insurance underwriting subsidiary.  The 2007 nine-month net realized investment gains included $81 million of gains resulting from the bundled sale of a substantial portion of the Company’s venture capital investment holdings.  Impairments in the first nine months of 2008 were concentrated in the third quarter and are summarized above.  On a year to date basis, $43 million of impairments related to externally managed fixed maturity securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in market value.  An additional $9 million of impairment losses in the fixed maturity portfolio in the first nine months of 2008 were related to securities that were previously managed externally and which the Company intended to sell and thus no longer had the intent to hold until recovery in market value. The remaining impairment losses in the investment portfolio in the first nine months of 2008 were primarily related to various issuers’ deteriorated financial position. Impairment losses in the first nine months of 2007 totaled $32 million.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Business Insurance	$3,215	$3,243	$9,610	$9,951
Financial, Professional & International Insurance	965	978	2,976	3,016
Personal Insurance	1,954	1,876	5,542	5,463
Total	$6,134	$6,097	$18,128	$18,430

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Business Insurance	$2,748	$2,726	$8,464	$8,541
Financial, Professional & International Insurance	901	918	2,530	2,502
Personal Insurance	1,832	1,750	5,304	5,209
Total	$5,481	$5,394	$16,298	$16,252

Gross written premiums in the third quarter of 2008 increased by less than 1% over the same period of 2007, and net written premiums increased 2% over the third quarter of 2007.  Through the first nine months of 2008, gross written premiums decreased 2%, whereas net written premiums increased by less than 1%, compared with the same period of 2007.  Net written premium volume in the third quarter and first nine months of 2008 was reduced by $8 million of reinstatement premiums related to catastrophe losses incurred.  Afianzadora Insurgentes and Mendota generated combined net written premiums of $74 million in the first nine months of 2007 (none in the third quarter of the year).  Through the first nine months of 2008, adjusting for the reinstatement premiums in 2008 and the impact of Afianzadora Insurgentes and Mendota in 2007, gross written premiums declined 1% and net written premiums increased by less than 1% compared with the same period of 2007.  In the Business Insurance segment, net written premiums in the third quarter of 2008 increased slightly over the same 2007 period, and year-to-date 2008 net written premiums were slightly below the same prior year period.  Premium growth in Industry-Focused Underwriting, Select Accounts and Commercial Accounts in 2008 was generally driven by strong business retention rates and new business volume, largely offset by premium declines in National Accounts, Target Risk Underwriting and Specialized Distribution.  In the Financial, Professional & International Insurance segment, net written premiums in the third quarter of 2008 declined 2% from the same 2007 period, reflecting competitive market conditions.  Through the first nine months of 2008, adjusting for the impact of the sale of Afianzadora Insurgentes in 2007, net written premiums increased 2% over the same period of 2007, largely driven by the favorable impact of foreign currency exchange rates and changes in the terms of certain reinsurance treaties that resulted in a higher level of business retained in the Bond & Financial Products group in the first quarter of the year.  In the Personal Insurance segment, net written premiums in the third quarter and first nine months of 2008, adjusting for the impact of the sale of Mendota in 2007, increased 5% and 3%, respectively, over the same periods of 2007, reflecting continued strong retention rates, renewal price increases and growth in new business levels.

Claims and Expenses

Claims and claim adjustment expenses totaled $3.87 billion in the third quarter of 2008, $886 million, or 30%, higher than the third quarter 2007 total of $2.99 billion, primarily reflecting a significant increase in the cost of catastrophes, a small increase in the number of large losses that exceeded expectations within International, an increase in non-catastrophe related weather losses and the impact of loss cost trends.  These factors were partially offset by an increase in net favorable prior year reserve development.  The cost of catastrophes included in claims and claim adjustment expenses in the third quarter of 2008 totaled $858 million, primarily resulting from Hurricanes Ike, Gustav and Dolly.  The cost of catastrophes in the third quarter of 2007 totaled $14 million.  Net favorable

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

prior year reserve development in the third quarter of 2008 totaled $334 million, compared with $231 million of net favorable prior year reserve development in the same period of 2007.  Through the first nine months of 2008, claims and claim adjustment expenses totaled $9.98 billion, an increase of $714 million, or 8%, over the nine-month 2007 total of $9.27 billion.  The increase was driven by the same factors impacting the third quarter described above, partially offset by the impact of the sale of Afianzadora Insurgentes and Mendota.  The cost of catastrophes included in claims and claim adjustment expense in the first nine months of 2008 totaled $1.31 billion, primarily resulting from the third-quarter hurricanes, as well as wind, rain and hail storms in several regions of the United States throughout the year. The cost of catastrophes in the first nine months of 2007 was $99 million, primarily resulting from wind, rain and hail storms in several regions of the United States.  The 2008 year-to-date total of claims and claim adjustment expenses included $1.26 billion of net favorable prior year reserve development, compared with $418 million of net favorable prior year reserve development in the same period of 2007.

The Company’s three business segments each experienced net favorable prior year reserve development in the third quarter of 2008.  The majority of net favorable prior year reserve development occurred in the Business Insurance segment and was driven by better than expected loss results primarily concentrated in the general liability and commercial multi-peril product lines, partially offset by an increase in asbestos reserves.  The Company’s completion of its annual in-depth asbestos claim review and quarterly asbestos reserve review during the third quarter of 2008 resulted in a $70 million increase to the Company’s asbestos reserves, as discussed in more detail in the “Asbestos Claims and Litigation” section herein.  The Financial, Professional & International Insurance segment experienced better than expected prior year loss experience in the International group, particularly in the public and products liability (general liability), professional indemnity (professional liability) and property lines of business in the United Kingdom, the general liability line of business in Canada, and the Aviation and Property lines of business at Lloyd’s.  In the Personal Insurance segment, favorable prior year reserve development in the third quarter of 2008 was primarily driven by favorable loss experience related to Hurricane Katrina as well as better than expected loss experience in certain lines of business within Homeowners and Other.  Net favorable prior year reserve development in the third quarter of 2007 was primarily concentrated in the commercial multi-peril, general liability, commercial automobile and property product lines in the Business Insurance segment.  Factors contributing to net favorable prior year reserve development in each segment for the third quarter and first nine months of 2008 and 2007 are discussed in more detail in the segment discussions that follow.

The amortization of deferred acquisition costs totaled $990 million in the third quarter of 2008, $34 million, or 4%, higher than the comparable 2007 third quarter total of $956 million.  Through the first nine months of 2008, the amortization of deferred acquisition costs totaled $2.91 billion, an increase of $165 million, or 6%, over the nine-month 2007 total of $2.74 billion.  The growth in amortization costs in both periods primarily reflected the higher level of amortized commission expense in 2008 resulting from the Company’s implementation of a new fixed agent compensation program in 2007.  In the first quarter of 2007, the Company discontinued the use of contingent commissions and implemented a new fixed agent compensation program for all of its personal insurance business.  The Company also offered the majority of its agents conducting commercial insurance business the option to switch to this new compensation program.  The Company’s total payout rate for all agent compensation for 2007 was substantially the same as in prior years; however, the change to the new program created a difference in the timing of commission expense recognition.  The cost of the new program is required to be deferred and amortized over the related policy period (generally six to twelve months), whereas the cost of the contingent commission program was not subject to deferred acquisition cost accounting treatment and, therefore, was expensed as incurred.

General and administrative expenses totaled $1.00 billion in the third quarter of 2008, an increase of $184 million, or 23%, over the comparable 2007 total of $817 million.  Through the first nine months of 2008, general and administrative expenses totaled $2.72 billion, an increase of $232 million, or 9%, over the nine-month 2007 total of $2.49 billion.  The increases in both periods of 2008 primarily reflected the impact of $176 million of hurricane-related assessments during the third quarter.  The remainder of the increases in both periods of 2008 reflected continued investments to support business growth and product development, as well as salary increases in the normal course of business, partially offset for the nine-month period by the impact of the sales of Afianzadora Insurgentes and Mendota in 2007.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Interest Expense

Interest expense of $95 million in the third quarter of 2008 was $1 million higher than in the same period of 2007.  Through the first nine months of 2008, interest expense totaled $276 million, an increase of $21 million, or 8%, over the nine-month 2007 total of $255 million.  The increase in both periods of 2008 primarily reflected a higher average level of debt outstanding at a higher weighted average interest rate during the first nine months of 2008 compared with the same period of 2007.

GAAP Combined Ratio

The consolidated loss and loss adjustment expense ratio of 69.9% for the third quarter of 2008 was 16.3 points higher than the loss and loss adjustment expense ratio of 53.6% in the same 2007 period.  The cost of catastrophes accounted for 15.8 points of the 2008 third quarter loss and loss adjustment expense ratio, whereas the 2007 third quarter loss and loss adjustment expense ratio included a 0.3 point impact from catastrophe losses.  The 2008 and 2007 third quarter loss and loss adjustment expense ratios included 6.2 point and 4.3 point benefits, respectively, from net favorable prior year reserve development.

The consolidated loss and loss adjustment expense ratio of 60.9% for the first nine months of 2008 was 4.3 points higher than the loss and loss adjustment expense ratio of 56.6% in the same 2007 period.  The cost of catastrophes accounted for 8.2 points of the 2008 nine-month loss and loss adjustment expense ratio, whereas the 2007 nine-month loss and loss adjustment expense ratio included a 0.6 point impact from catastrophe losses. The 2008 and 2007 nine-month loss and loss adjustment expense ratios included 7.8 point and 2.6 point benefits, respectively, from net favorable prior year reserve development.

The 2008 third quarter and nine-month loss and loss adjustment expense ratios adjusted for the cost of catastrophes and prior year reserve development were 2.7 points and 1.9 points higher than the respective 2007 ratios on the same basis, reflecting the impact of competitive market conditions on pricing over the preceding twelve months, a small increase in the number of large losses, non-catastrophe weather related losses and loss cost trends.

The underwriting expense ratio of 34.8% for the third quarter of 2008 was 4.0 points higher than the third quarter 2007 underwriting expense ratio of 30.8%.  Through the first nine months of 2008, the underwriting expense ratio of 33.1% was 2.6 points higher than the underwriting expense ratio of 30.5% in the same 2007 period.  The respective 2008 expense ratios included 3.3 point and 1.1 point impacts of the hurricane-related assessments and reinstatement premiums, whereas the respective 2007 ratios included 0.5 point and 1.0 point benefits from the implementation of the new fixed agent compensation program described above.  Adjusting for these factors in both years, the adjusted third-quarter and year-to-date 2008 expense ratios were 0.2 points and 0.5 points higher than the adjusted expense ratios for the respective periods of 2007, reflecting continued investments to support business growth and product development, as well as salary increases in the normal course of business.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007

Revenues
Earned premiums	$2,823	$2,850	$8,390	$8,415
Net investment income	494	664	1,607	2,075
Fee income	120	148	315	395
Other revenues	8	1	21	15
Total revenues	$3,445	$3,663	$10,333	$10,900

Total claims and expenses	$2,983	$2,550	$8,031	$7,805

Operating income	$378	$803	$1,719	$2,286

Loss and loss adjustment expense ratio	67.1%	53.3%	58.7%	57.3%
Underwriting expense ratio	34.2	30.7	33.0	30.5
GAAP combined ratio	101.3%	84.0%	91.7%	87.8%

Overview

Operating income of $378 million in the third quarter of 2008 was $425 million, or 53%, lower than operating income of $803 million in the same period of 2007. Through the first nine months of 2008, operating income totaled $1.72 billion, a decline of $567 million, or 25%, from the nine-month 2007 total of $2.29 billion.  The reduction in operating income in the third quarter of 2008 was primarily due to a significant increase in the cost of catastrophes.  Also contributing to this reduction were declines in net investment income and fee income, the impact of competitive market conditions on pricing over the preceding twelve months, and the impact of loss cost trends.  The decline in operating income in the first nine months of 2008 was driven by these factors, as well as a small increase in the number of large property losses during the first six months of the year.  An increase in net favorable prior year reserve development in both periods of 2008 partially offset these factors.  Operating earnings in the first nine months of 2007 included a benefit from the resolution of certain tax matters.  The cost of catastrophes in the third quarter and first nine months of 2008 totaled $488 million and $730 million, respectively.  No catastrophe losses were incurred in the respective periods of 2007.  Net favorable prior year reserve development totaled $247 million and $916 million in the third quarter and first nine months of 2008, respectively, compared with net favorable prior year reserve development of $165 million and $252 million in the respective periods of 2007.  Operating income in the third quarter and first nine months of 2007 benefited by $14 million and $80 million, respectively, from the Company’s implementation of a new fixed agent compensation program, which is described in more detail in the “Consolidated Overview” section herein.

Earned Premiums

Earned premiums of $2.82 billion in the third quarter of 2008 decreased $27 million, or 1%, from the same period of 2007, reflecting the impact of competitive market conditions on pricing over the preceding twelve months.  Earned premiums of $8.39 billion in the first nine months of 2008 were slightly below the comparable 2007 total.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the third quarter and first nine months of 2008 compared with the same periods of 2007.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools. The $28 million and $80 million declines in fee income in the third quarter and first nine months of 2008, respectively, compared with the same 2007 periods, primarily resulted from lower serviced premium volume due to the depopulation of workers’ compensation residual market pools, the impact of lower loss

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

costs on fee income (since fees are principally based on a percentage of losses or number of claims serviced, both of which have declined due to workers’ compensation reforms in numerous states), and lower new business volume due to increased competition.

Claims and Expenses

Claims and claim adjustment expenses in the third quarter of 2008 totaled $1.95 billion, an increase of $358 million, or 22%, over the same 2007 period, primarily reflecting a significant increase in the cost of catastrophes and the impact of loss cost trends in many business units, which were partially offset by an increase in net favorable prior year reserve development.  The cost of catastrophes included in claims and claim adjustment expenses in the third quarter of 2008 totaled $409 million, primarily resulting from Hurricanes Ike, Gustav and Dolly.  There were no catastrophe losses incurred in the third quarter of 2007.  Net favorable prior year reserve development totaled $247 million in the third quarter of 2008, compared with net favorable prior year reserve development of $165 million in the same 2007 period.  The 2008 third-quarter net favorable prior year development was driven by better than expected loss results primarily concentrated in the general liability and commercial multi-peril product lines.  The favorable prior year reserve development in these lines was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.  This net favorable prior year reserve development was partially offset by an increase in asbestos reserves.  The Company’s completion of its annual in-depth asbestos claim review and quarterly asbestos reserve review during the third quarter of 2008 resulted in a $70 million increase to the Company’s asbestos reserves, as discussed in more detail in the “Asbestos Claims and Litigation” section herein.  Net favorable prior year reserve development in the third quarter of 2007 was driven by better than expected loss development for recent accident years in the commercial multi-peril, general liability, commercial automobile and property product lines.  For the commercial multi-peril and general liability product lines, the better than anticipated loss development in 2007 was attributable to the same factors described above for the third quarter of 2008.  The commercial automobile product line experienced better than expected loss development in the third quarter of 2007 due to more favorable legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology.

Claims and claim adjustment expenses in the first nine months of 2008 totaled $5.07 billion, an increase of $67 million, or 1%, over the same 2007 period, reflecting a significant increase in the cost of catastrophes, a small increase in the number of large property losses and the impact of loss cost trends, which were largely offset by a substantial increase in net favorable prior year reserve development.  The cost of catastrophes included in claims and claim adjustment expense in the first nine months of 2008 totaled $651 million, primarily resulting from the third-quarter hurricanes, as well as wind, rain and hail storms in several regions of the United States throughout the year.  There were no catastrophe losses incurred during the same 2007 period.  Net favorable prior year reserve development totaled $916 million in the first nine months of 2008, compared with net favorable prior year reserve development of $252 million in the same 2007 period.  The 2008 year-to-date total was driven by the same factors described above for the third quarter, as well as an increase in anticipated ceded recoveries for older accident years in the general liability product line and better than anticipated loss development in the property and commercial automobile product lines.  The property product line improvement occurred primarily in the 2007 accident year as a result of favorable trends for certain large national property, national programs, and ocean marine claim exposures and lower than expected weather-related losses during the last half of 2007, as well as favorable trends in certain large inland marine claim exposures and in ceded recoveries for commercial property large claims.  In addition, the commercial multi-peril and property product lines’ 2005 accident year results experienced improvement due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina.  The commercial automobile product line improvement was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.  The net favorable prior year reserve development in the foregoing product lines in the first nine months of 2008 was partially offset by net unfavorable prior year reserve development in the workers’ compensation product line, primarily driven by higher than anticipated medical costs related to 2004 and prior accident years.  The Company recorded an $85 million increase to environmental reserves in the second quarter of 2008, which is discussed in more detail in the “Environmental Claims and Litigation” section herein.  The net favorable prior year reserve development in the first nine months of 2007 was primarily due to better than expected frequency and severity loss trends for recent accident years in commercial multi-peril, general liability, commercial automobile and property product lines, which were driven by similar factors described above for the third quarter of 2007.  In addition, in 2007, the net total prior year development in the first nine months included a $185 million increase to environmental reserves.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The amortization of deferred acquisition costs totaled $466 million and $1.37 billion in the third quarter and first nine months of 2008, respectively, higher than the comparable totals of $451 million and $1.29 billion in the respective periods of 2007.  The growth in amortization costs in both periods primarily reflected the higher level of amortized commission expense in 2008 resulting from the Company’s implementation of a new fixed agent compensation program in 2007.

General and administrative expenses totaled $565 million in the third quarter of 2008, an increase of $61 million, or 12%, over the comparable 2007 total of $504 million.  Through the first nine months of 2008, general and administrative expenses totaled $1.60 billion, an increase of $81 million, or 5%, over the nine-month 2007 total of $1.52 billion.  The increases in 2008 primarily reflected the impact of $76 million of hurricane-related assessments during the third quarter.

GAAP Combined Ratio

The loss and loss adjustment expense ratio in the third quarter of 2008 of 67.1% was 13.8 points higher than the comparable third quarter 2007 ratio of 53.3%.  The cost of catastrophes in the third quarter of 2008 accounted for 14.6 points of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development provided 8.7 point and 5.9 point benefits to the loss and loss adjustment expense ratio in the third quarters of 2008 and 2007, respectively.  Through the first nine months of 2008, the loss and loss adjustment expense ratio of 58.7% was 1.4 points higher than the comparable 2007 ratio of 57.3%.  The cost of catastrophes in the first nine months of 2008 accounted for 7.8 points of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development provided 10.9 point and 3.0 point benefits to the loss and loss adjustment expense ratio in the first nine months of 2008 and 2007, respectively.  The 2008 third quarter loss and loss adjustment expense ratio adjusted for the cost of catastrophes and prior year reserve development was 2.0 points higher than the 2007 ratio on the same basis, reflecting the impact of competitive market conditions on pricing over the preceding twelve months and loss cost trends.  The 2008 year-to-date loss and loss adjustment expense ratio adjusted for the cost of catastrophes and prior year reserve development was 1.5 points higher than the 2007 ratio on the same basis, reflecting the same factors impacting the third quarter adjusted ratio, as well as a small increase in the number of large property losses in the first half of the year.

The underwriting expense ratio of 34.2% for the third quarter of 2008 was 3.5 points higher than the comparable 2007 ratio.  Through the first nine months of 2008, the underwriting expense ratio of 33.0% was 2.5 points higher than the comparable 2007 ratio.  The respective 2008 expense ratios included 2.7 point and 0.9 point impacts of the hurricane-related assessments and reinstatement premiums, whereas the respective 2007 ratios included 0.5 point and 0.9 point benefits from the implementation of the new fixed agent compensation program described in the “Consolidated Overview” section herein.  Adjusting for these factors in both years, the adjusted third-quarter and year-to-date 2008 expense ratios were 0.3 points and 0.7 points higher than the adjusted expense ratios for the respective periods of 2007, primarily reflecting continued investments to support business growth and product development, salary increases in the normal course of business, the impact of a decline in the rate of earned premium growth relative to expense growth, and declines in fee income. (A portion of fee income is accounted for as a reduction of expenses for purposes of calculating the expense ratio).

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Select Accounts	$684	$661	$2,137	$2,124
Commercial Accounts	718	695	2,030	2,020
National Accounts	398	444	1,207	1,435
Industry-Focused Underwriting	640	604	1,894	1,822
Target Risk Underwriting	530	573	1,604	1,718
Specialized Distribution	240	257	745	788
Total Business Insurance Core	3,210	3,234	9,617	9,907
Business Insurance Other	5	9	(7)	44
Total Business Insurance	$3,215	$3,243	$9,610	$9,951

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Select Accounts	$662	$637	$2,094	$2,069
Commercial Accounts	635	615	1,858	1,837
National Accounts	240	245	727	786
Industry-Focused Underwriting	613	584	1,810	1,746
Target Risk Underwriting	366	394	1,234	1,286
Specialized Distribution	228	243	731	771
Total Business Insurance Core	2,744	2,718	8,454	8,495
Business Insurance Other	4	8	10	46
Total Business Insurance	$2,748	$2,726	$8,464	$8,541

In Business Insurance Core, gross written premiums in the third quarter of 2008 decreased by 1% from the same period of 2007, whereas net written premiums increased by 1% over the same period of 2007.  Through the first nine months of 2008, gross and net written premiums decreased by 3% and less than 1%, respectively, from the same period of 2007.  The difference in rates of decline between gross and net written premiums in both periods of 2008 was concentrated in National Accounts.  A significant portion of gross written premiums for products offered by National Accounts is ceded to other insurers and residual market pools.  As a result, the decline in gross written premiums did not have a proportional impact on net written premiums.

Select Accounts. Net written premiums of $662 million in the third quarter of 2008 increased 4% over the same period of 2007.  Through the first nine months of 2008, net written premiums of $2.09 billion were 1% higher than in the same 2007 period.  Business retention rates in the third quarter and first nine months of 2008 remained strong and were consistent with the prior year periods.  Renewal price changes declined from prior year periods.  In the aggregate, new business levels in the third quarter of 2008 increased over the same period of 2007 but were slightly lower on a year-to-date basis compared with 2007.  The Company continued to experience a favorable impact on its new business volume from its enhanced quote-to-issue agency platform and multivariate pricing program for smaller businesses served by Select Accounts.  In addition, Select Accounts also experienced an increase in new business volume for larger accounts in both periods of 2008.

Commercial Accounts.  Net written premiums of $635 million in the third quarter of 2008 increased 3% over the prior year quarter.  Through the first nine months of 2008, net written premiums of $1.86 billion were 1% higher than in the same period of 2007.  Business retention rates in the third quarter and first nine months of 2008 remained strong and were slightly higher than in the same periods of 2007.  Renewal price changes were slightly negative in the third quarter and first nine months of 2008, consistent with recent quarters, and were lower than in the same 2007 periods.  New business levels also declined when compared with both periods of 2007, reflecting competitive market conditions in this market, partially offset by increased sales of additional products to existing policyholders in the first nine months of 2008.

National Accounts. Net written premiums of $240 million in the third quarter of 2008 decreased 2% from the prior year quarter.  Through the first nine months of 2008, net written premiums of $727 million were 8% lower than in the same period of 2007.  The declines in both periods of 2008 primarily reflected a significant decline in renewal price changes, as the price charged for National Accounts’ products is adjusted based on actual loss performance, which continues to be favorable due to workers’ compensation reforms.  New business volume increased in the third quarter of 2008 compared with the same 2007 period; however, competitive market conditions throughout the first nine months of 2008 resulted in a decline in new business volume overall compared with the first nine months of 2007.  Business retention rates in both periods of 2008 remained strong and increased over the same periods of 2007.

Industry-Focused Underwriting.  Net written premiums of $613 million in the third quarter of 2008 increased 5% over the prior year quarter.  Through the first nine months of 2008, net written premiums of $1.81 billion increased by 4% over the same 2007 period.  All business units in this market recorded net written premium growth in the third quarter and first nine months of 2008 over the same periods of 2007.  In the Public Sector business unit, growth was driven by higher new business

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

volume coupled with continued strong business retention rates.  Growth in the Oil & Gas business unit resulted from strong new business volume.  Growth in Construction net written premium volume in the third quarter of 2008 was driven by strong business retention levels coupled with continued strong new business volume, while Agribusiness growth was driven by high business retention levels.  Premium growth in the first nine months of 2008 was concentrated in the Construction, Agribusiness, Public Sector and Oil & Gas business units, generally reflecting the same factors driving third quarter premium growth.

Target Risk Underwriting.  Net written premiums of $366 million in the third quarter of 2008 decreased 7% from the prior year quarter.  Through the first nine months of 2008, net written premiums of $1.23 billion were down 4% from the same period of 2007.  The declines in both periods were concentrated in the National Property business unit, reflecting reductions in renewal price changes and new business volume due to competitive market conditions, and in the Inland Marine business unit, primarily reflecting reductions in business retention rates and new business volume due to general economic conditions.

Specialized Distribution. Net written premium volume of $228 million in the third quarter of 2008 decreased 6% from the prior year quarter.  Through the first nine months of 2008, net written premiums of $731 million were 5% lower than in the same 2007 period.  The premium declines reflected negative renewal price changes in both the Northland and National Programs business units.  In the National Programs business unit, business retention rates were consistent and new business levels decreased compared with the third quarter and first nine months of 2007.  In the Northland business unit, new business levels remained strong and were slightly higher than in the third quarter of 2007, but were down slightly on a year-to-date basis compared with 2007.

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

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007

Revenues
Earned premiums	$863	$854	$2,562	$2,542
Net investment income	114	126	356	372
Other revenues	5	5	18	16
Total revenues	$982	$985	$2,936	$2,930

Total claims and expenses	$861	$729	$2,243	$2,258

Operating income	$83	$183	$495	$491

Loss and loss adjustment expense ratio	62.9%	48.3%	50.9%	51.9%
Underwriting expense ratio	36.5	36.3	36.3	36.4
GAAP combined ratio	99.4%	84.6%	87.2%	88.3%

Overview

Operating income of $83 million in the third quarter of 2008 decreased by $100 million, or 55%, from the prior year quarter.  Through the first nine months of 2008, operating income of $495 million increased by $4 million, or 1%, over the same 2007 period.  The decline in third-quarter operating income was primarily driven by an increase in the cost of catastrophes.  Also contributing to the decline were a small increase in the number of large losses that exceeded expectations within International and a decline in net

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

investment income.  The slight increase in operating income for the first nine months of 2008 compared with the same 2007 period primarily resulted from a significant increase in net favorable prior year reserve development, largely offset by the same factors causing the decline in third quarter operating income.  The cost of catastrophes in the third quarter and first nine months of 2008 totaled $91 million and $97 million, respectively, compared with no catastrophe losses in either period of 2007.  Net favorable prior year reserve development totaled $43 million and $238 million in the third quarter and first nine months of 2008, respectively, compared with $42 million and $57 million of net favorable prior year reserve development in the respective periods of 2007.

Earned Premiums

Earned premiums of $863 million and $2.56 billion in the third quarter and first nine months of 2008, respectively, both increased 1% over the same periods of 2007.  The totals for both periods of 2008 were reduced by $5 million of reinstatement premiums related to catastrophe losses incurred in the third quarter.  Adjusting for those premiums in 2008 and the sale of Afianzadora Insurgentes in 2007, earned premiums in the third quarter and first nine months of 2008 both grew 2% over the respective periods of 2007.  Earned premium growth was concentrated in the Construction Services business unit of the Bond & Financial Products group due to changes in the terms of certain reinsurance treaties that resulted in a higher level of business retained in the first quarter of the year.  Earned premium growth in the first nine months of 2008 also reflected the favorable impact of foreign currency exchange rates.

Net Investment Income

Net investment income in this segment in the third quarter and first nine months of 2008 declined 9% and 4%, respectively, from the same prior year periods.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the third quarter and first nine months of 2008 compared with the same periods of 2007, as well as a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and claim adjustment expenses of $545 million in the third quarter of 2008 increased by $126 million, or 30%, over the same 2007 period, primarily reflecting an increase in the cost of catastrophes and a small increase in the number of large losses that exceeded expectations within International.  Through the first nine months of 2008, claims and claim adjustment expenses totaled $1.31 billion, a decrease of $23 million, or 2%, compared with the same 2007 period.  The decline primarily reflected a significant increase in net favorable prior year reserve development, which was largely offset by the factors described above causing the increase in claims and claim adjustment expenses in the third quarter.  On a year-to-date basis, the sale of Afianzadora Insurgentes in 2007 also contributed to the decline in claims and claim adjustment expenses.  The cost of catastrophes included in claims and claim adjustment expenses in the third quarter and first nine months of 2008 totaled $82 million and $88 million, respectively, compared with no catastrophe losses in either period of 2007.  Hurricanes Ike, Gustav and Dolly accounted for the majority of catastrophe losses in the third quarter of 2008.

Net favorable prior year reserve development totaled $43 million in the third quarter of 2008, primarily driven by better than expected loss experience in the International group, particularly in the public and products liability (general liability), professional indemnity (professional liability) and property lines of business in the United Kingdom, the general liability line of business in Canada, and the Aviation and Property lines of business at Lloyd’s.  The improvements in the longer-tail lines of business in the United Kingdom and Canada were attributable to several factors, including enhanced risk control and underwriting strategies throughout the International group.  The improvements in the shorter-tail lines of business at Lloyd’s were concentrated in the 2004-2006 years of account.  Through the first nine months of 2008, net favorable prior year reserve development in the Financial, Professional & International Insurance segment totaled $238 million, driven by the same factors described above, as well as net favorable prior year reserve development in the employers’ liability (workers’ compensation) and motor (commercial automobile) lines of business in the International group and better than expected loss experience for the contract surety business within the fidelity and surety product line in the Bond & Financial Products group, and the property line of business in the International group.  The net favorable prior year development for contract surety business resulted from favorable settlements on large claims, primarily from accident years prior to 2005.  In the property line of business, the improvement primarily resulted from better than anticipated loss development in the United Kingdom, in part due to favorable claim activity on 2007 flood losses.  The favorable impact of legal and judicial reforms in Ireland also contributed to net favorable prior year loss development in the International group in the first nine months of 2008.  Net favorable prior year reserve development in the third quarter and first nine months of 2007 totaled $42 million and $57 million, respectively.  The net favorable prior year reserve development in the third quarter of 2007 primarily reflected better

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

than expected loss development in international property, employers’ liability and professional liability lines of business for recent accident years, which was attributable to several factors, including enhanced pricing and underwriting strategies throughout the international operations, and the favorable impact of legal and judicial reforms in Ireland.

The amortization of deferred acquisition costs totaled $166 million and $488 million in the third quarter and first nine months of 2008, respectively, virtually level with the same periods of 2007.  General and administrative expenses in the third quarter and first nine months of 2008 totaled $149 million and $442 million, respectively, slightly higher than in the same periods of 2007, reflecting $4 million of hurricane-related assessments during the third quarter, and, for the year-to-date period, the impact of foreign currency exchange rates.  The Company’s implementation of the new fixed agent compensation program in the first quarter of 2007 did not have a material impact on the Financial, Professional & International Insurance segment.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 62.9% in the third quarter of 2008 was 14.6 points higher than the 2007 ratio of 48.3%.  The 2008 ratio included a 4.9 point benefit from net favorable prior year reserve development and a 9.8 point impact from the cost of catastrophes, whereas the 2007 ratio included a 4.8 point benefit from net favorable prior year reserve development and no impact from catastrophe losses.  Through the first nine months of 2008, the loss and loss adjustment expense ratio of 50.9% was 1.0 point lower than the 2007 nine-month ratio of 51.9%. The 2008 ratio included a 9.2 point benefit from net favorable prior year reserve development and a 3.5 point impact from the cost of catastrophes, whereas the 2007 ratio included a 2.2 point benefit from net favorable prior year reserve development and no catastrophe impact.  The 2008 third quarter and nine-month loss and loss adjustment expense ratios adjusted for catastrophe losses and prior year reserve development were 4.9 points and 2.5 points higher, respectively, than the 2007 ratios on the same basis, reflecting a small increase in the number of large losses that exceeded expectations within International.

The underwriting expense ratio of 36.5% in the third quarter of 2008 was 0.2 points higher than in the same period of 2007.  The underwriting expense ratio of 36.3% through the first nine months of 2008 was 0.1 point lower than the comparable 2007 underwriting expense ratio.  The respective 2008 expense ratios included 0.7 point and 0.3 point impacts of the hurricane-related assessments and reinstatement premiums.  Adjusting for these factors, the adjusted third-quarter and year-to-date 2008 expense ratios were 0.5 points and 0.4 points lower, respectively, than the expense ratios in the same periods of 2007.

Written Premiums

Financial, Professional & International Insurance’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Bond & Financial Products	$667	$679	$1,907	$1,986
International	298	299	1,069	1,030
Total Financial, Professional & International Insurance	$965	$978	$2,976	$3,016

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Bond & Financial Products	$643	$655	$1,642	$1,624
International	258	263	888	878
Total Financial, Professional & International Insurance	$901	$918	$2,530	$2,502

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The Financial, Professional & International Insurance segment’s gross written premiums in the third quarter of 2008 and first nine months of 2008 were both 1% lower than in the same 2007 periods.  Net written premiums in the third quarter of 2008 declined 2% compared with the same 2007 period, whereas in the first nine months of 2008, net written premiums increased 1% over the same period of 2007.  Afianzadora accounted for $30 million and $25 million of gross and net written premiums in first nine months of 2007, respectively (none in the third quarter of the year).  Adjusting for the impact of the sale of Afianzadora in 2007, gross written premiums in the first nine months of 2008 were virtually level with the same period of 2007, whereas net written premiums were 2% higher than in the first nine months of 2007.  The difference in year-to-date 2008 gross and net written premium growth rates primarily reflected changes in the terms of certain of the Company’s reinsurance treaties that resulted in a higher level of business retained in the Bond & Financial Products group in the first quarter of the year.

In the Bond & Financial Products group, net written premiums in the third quarter of 2008 declined 2% from the same 2007 period, primarily reflecting competitive market conditions and disciplined underwriting.  Through the first nine months of 2008, net written premiums in the Bond & Financial Products group increased 3% over the same 2007 period (adjusted for the impact of Afianzadora), reflecting the reinsurance treaty changes described above.  In the Bond & Financial Products group (excluding the surety line of business, for which the following are not relevant measures), business retention rates in the third quarter of 2008 remained strong and increased slightly over the same 2007 period.  Renewal price changes in the third quarter of 2008 were flat, compared to an increase in the prior year period, and new business volume was slightly below the third quarter of 2007.  In the International group, net written premiums in the third quarter of 2008 declined from the same period of 2007, due to $5 million of hurricane-related reinstatement premiums.  Through the first nine months of 2008, net written premiums in the International group increased 1% over the same period of 2007, driven by new business at Lloyd’s, strong business volume in the United Kingdom and the favorable impact of foreign currency exchange rates, which were largely offset by declines in net written premiums driven by the reinstatement premiums, reductions in exposure within the Accident and Special Risks business unit at Lloyd’s and the non-renewal of certain property business in Canada.  For the International group in the third quarter of 2008, business retention rates, while strong, declined from the third quarter of 2007 due to the intentional non-renewal of certain property business in Canada as well as more competitive market conditions at Lloyd’s.  Renewal price changes in the third quarter of 2008 were flat, compared to a decrease in the prior year period and new business volume declined slightly.

Personal Insurance

The Personal Insurance segment offers virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2008	2007	2008	2007

Revenues
Earned premiums	$1,762	$1,712	$5,193	$5,081
Net investment income	108	139	346	432
Other revenues	18	23	58	68
Total revenues	$1,888	$1,874	$5,597	$5,581

Total claims and expenses	$2,013	$1,473	$5,311	$4,408

Operating income (loss)	$(64)	$276	$239	$818

Loss and loss adjustment expense ratio	77.9%	56.8%	69.4%	57.8%
Underwriting expense ratio	35.0	28.0	31.5	27.6
GAAP combined ratio	112.9%	84.8%	100.9%	85.4%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Overview

The operating loss of $64 million in the third quarter of 2008 was $340 million lower than operating income in the same period of 2007.  Through the first nine months of 2008, operating income of $239 million was $579 million, or 71%, lower than in the same 2007 period.  The decline in operating results in 2008 primarily reflected an increase in the cost of catastrophes.  Also contributing to the decline were a reduction in net investment income and an increase in non-catastrophe related weather losses.  The cost of catastrophes in the third quarter and first nine months of 2008 totaled $463 million and $666 million, respectively, compared with $14 million and $99 million in the respective periods of 2007.  Net favorable prior year reserve development in the third quarter and first nine months of 2008 totaled $44 million and $106 million, respectively, compared with net favorable prior year reserve development of $24 million and $109 million in the respective periods of 2007.  In addition, results in the third quarter and first nine months of 2007 benefited by $13 million and $70 million, respectively, from the Company’s implementation of a new fixed agent compensation program, which is described in more detail in the “Consolidated Overview” section herein.

Earned Premiums

Earned premiums of $1.76 billion in the third quarter of 2008 increased $50 million, or 3%, over earned premiums of $1.71 billion in the same period of 2007.  Through the first nine months of 2008, earned premiums of $5.19 billion were $112 million, or 2%, higher than in the same 2007 period.  Adjusting for the impact of the sale of Mendota in the first quarter of 2007, earned premiums in the first nine months of 2008 increased 3% over the same 2007 period.  The increase reflected continued strong business retention rates and new business volume, coupled with continued renewal price increases.

Net Investment Income

Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in 2008.

Claims and Expenses

Claims and claim adjustment expenses in the third quarter of 2008 totaled $1.37 billion, an increase of $402 million, or 41%, over the same period of 2007.  Through the first nine months of 2008, claims and claim adjustment expenses of $3.61 billion were $670 million, or 23%, higher than in the same 2007 period.  The increases in both periods of 2008 reflected a significant increase in the cost of catastrophes, as well as non-catastrophe weather related losses in the Homeowners and Other product line.  The cost of catastrophes included in claim and claim adjustment expenses in the third quarter and first nine months of 2008 totaled $367 million and $570 million, respectively, compared with $14 million and $99 million in the respective periods of 2007.  Catastrophe losses in 2008 primarily resulted from Hurricanes Ike, Gustav and Dolly in the third quarter, as well as tornado, wind and hail storms in various regions of the United States throughout the year.  Net favorable prior year reserve development in the third quarter and first nine months of 2008 totaled $44 million and $106 million, respectively, compared with net favorable prior year reserve development of $24 million and $109 million, respectively, in the same periods of 2007.  The third quarter 2008 favorable prior year reserve development was primarily driven by favorable loss experience related to Hurricane Katrina as well as better than expected loss experience in certain lines of business within Homeowners and Other.  The net favorable prior year reserve development in the third quarter of 2007 was driven by better than expected automobile loss experience due in part to claims initiatives.  The nine-month 2008 favorable prior year reserve development reflected the improvement related to Hurricane Katrina in the third quarter as well as improved experience from recent accident years for both the Homeowners and Other and Automobile product lines.  This improvement was driven in part by claim initiatives as well as better than expected outcomes on 2007 catastrophe-related claims.  In addition, the Homeowners and Other product line had improvement in the older accident years for the umbrella line as well as favorable experience from accident year 2007 for allied coverages due to less than expected claim activity.  The net favorable prior year reserve development in the first nine months of 2007 reflected better than expected automobile loss experience due in part to claim initiatives, and fewer than expected late reported homeowners’ claims related to non-catastrophe weather events that occurred in the fourth quarter of 2006.  In addition, a portion of net favorable prior year reserve development in the Homeowners and Other line of business in the first nine months of 2007 was attributable to a decrease in the number of claims due to changes in terms and conditions, including higher deductibles as well as the filing of fewer small-dollar claims.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The amortization of deferred acquisition costs totaled $358 million and $1.05 billion in the third quarter and first nine months of 2008, respectively, compared with $339 million and $962 million in the respective periods of 2007.  The growth in amortization costs in both periods primarily reflected the higher level of amortized commission expense in 2008 resulting from the Company’s implementation of a new fixed agent compensation program in 2007, as well as an increase in business volume.

General and administrative expenses totaled $281 million and $655 million in the third quarter and first nine months of 2008, respectively, compared with $162 million and $509 million in the respective periods of 2007.  The increases in 2008 included the impact of $96 million of hurricane-related assessments during the third quarter.  The remaining increases in both periods reflected growth in business volume and continued investments to support business growth and product development.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 77.9% in the third quarter of 2008 was 21.1 points higher than the comparable 2007 ratio of 56.8%.  The 2008 ratio included a 20.8 point impact of the cost of catastrophes and a 2.5 point benefit from net favorable prior year reserve development, whereas the 2007 ratio included a 0.8 point impact of the cost of catastrophes and a 1.4 point benefit from net favorable prior year reserve development.  Through the first nine months of 2008, the loss and loss adjustment expense ratio of 69.4% was 11.6 points higher than the comparable 2007 ratio of 57.8%.  The 2008 ratio included an 11.0 point impact of the cost of catastrophes and a 2.1 point benefit from net favorable prior year reserve development, whereas the 2007 ratio included a 1.9 point impact of catastrophe losses and a 2.1 point benefit from net favorable prior year reserve development.  The 2008 third quarter and nine-month loss and loss adjustment expense ratios adjusted for catastrophe losses and prior year reserve development were 2.2 points and 2.5 points higher, respectively, than the 2007 ratios on the same basis, primarily reflecting an increase in non-catastrophe weather related losses in the Homeowners and Other line of business in 2008.

The underwriting expense ratio of 35.0% in the third quarter of 2008 was 7.0 points higher than the third quarter 2007 ratio of 28.0%.  Through the first nine months of 2008, the underwriting expense ratio of 31.5% was 3.9 points higher than the comparable 2007 ratio of 27.6%.  The respective 2008 expense ratios included 5.4 point and 1.8 point impacts of the hurricane-related assessments, whereas the respective 2007 ratios included 0.8 point and 1.4 point benefits from the implementation of the new fixed agent compensation program described in the “Consolidated Overview” section herein.  Adjusting for these factors in both years, the adjusted third-quarter and year-to-date 2008 expense ratios were 0.8 points and 0.7 points higher than the adjusted expense ratios for the respective periods of 2007, primarily reflecting continued investments to support business growth and product development.

Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Automobile	$938	$914	$2,807	$2,816
Homeowners and Other	1,016	962	2,735	2,647
Total Personal Insurance	$1,954	$1,876	$5,542	$5,463

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Automobile	$929	$901	$2,784	$2,781
Homeowners and Other	903	849	2,520	2,428
Total Personal Insurance	$1,832	$1,750	$5,304	$5,209

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Gross written premiums in the third quarter and first nine months of 2008 increased 4% and 1%, respectively, over the same periods of 2007.  Net written premiums in the third quarter and first nine months of 2008 increased 5% and 2%, respectively, over the comparable periods of 2007.  Mendota accounted for $49 million of both gross and net written premiums in the first nine months of 2007 (none in the third quarter).  Adjusting for the sale of Mendota, gross and net written premiums in the first nine months of 2008 increased 2% and 3%, respectively, over the same period of 2007.

In the Automobile line of business, net written premiums in the third quarter of 2008 increased 3% over the same period of 2007.  Through the first nine months of 2008, net written premiums in the Automobile line of business increased 2% over the same 2007 period, adjusting for the sale of Mendota.  Business retention rates in the third quarter and first nine months of 2008 remained strong and were consistent with the same periods of 2007.  Renewal price changes in 2008 remained positive and were slightly higher than in the third quarter of 2007.  Through the first nine months of 2008, renewal price changes declined from the same period of 2007.  New business levels in both periods of 2008 increased over the same periods of 2007.

In the Homeowners and Other line of business, net written premiums in the third quarter and first nine months of 2008 grew 6% and 4%, respectively, over the same periods of 2007.  Business retention rates in the third quarter and first nine months of 2008 remained strong and were consistent with the same periods of 2007.  Renewal price changes in both periods of 2008 remained positive, but declined from the same periods of 2007.  New business levels also remained strong and increased slightly over the third quarter and first nine months of 2007.

The Personal Insurance segment had approximately 7.3 million and 7.1 million policies in force at September 30, 2008 and 2007, respectively.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Net loss	$(67)	$(64)	$(197)	$(152)

The net loss in the third quarter and first nine months of 2008 included after-tax interest expense of $61 million and $178 million, respectively, compared with $60 million and $165 million in the respective periods of 2007.  The net loss in the first nine months of 2007 also included an after-tax loss of $25 million related to the Company’s redemption of its 4.50% contingently convertible debentures in April 2007, consisting of the redemption premium paid and the write-off of remaining debt issuance costs.  Additionally, the net loss in the first nine months of 2007 was reduced by $52 million from the favorable resolution of various prior year tax matters.

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders. While the Company has experienced a decrease in asbestos claims over the past several years, the Company continues to receive a significant number of asbestos claims from the Company’s policyholders (which includes others seeking coverage under a policy), including claims against the Company’s policyholders by individuals who do not appear to be impaired by asbestos exposure.  Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the focus by plaintiffs on previously peripheral defendants.  The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years.  In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. Bankruptcy proceedings have also caused increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on previously peripheral

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

defendants, contributes to the loss and loss expense payments experienced by the Company.  The Company’s asbestos-related claims and claim adjustment expense experience also has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.

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

On July 6, 2007, the Company announced that it entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS.  Pursuant to that agreement, the Company placed $449 million into escrow.  The settlement was subject to a number of contingencies, including final non-appealable approvals by the court of the settlement agreement, a plan of reorganization for ACandS and the issuance of injunctions in favor of the Company.  The contingencies have been fulfilled.  On August 6, 2008, the Company’s $449 million settlement payment was released from the escrow to the ACandS Trust.  This transaction was recorded as a paid claim and reduction in claim reserves, and accordingly, there was no effect on the Company’s results of operations.  The Company is seeking to recover approximately $84 million of the $449 million from reinsurers; such a recovery would also have no effect on the Company’s results of operations. (Also, see “Part II — Item 1, Legal Proceedings”).

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

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which had been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court.  On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Various parties appealed the district court’s March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating the District Court’s order on jurisdictional grounds.  On September 4, 2008, TPC and certain other parties to the settlement filed Petitions for Writ of Certiorari to the United States Supreme Court seeking review of the Second Circuit’s decision.  The parties’ obligations under the settlement agreements are contingent upon approval of the bankruptcy court’s order.  Unless the Second Circuit’s decision is reversed by the Supreme Court and the bankruptcy court’s order is reinstated and becomes final, the settlements will be voided, TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses) and the Company intends to litigate the direct action cases vigorously. (For a description of these matters, see “Part II—Item 1—Legal Proceedings”).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder at least annually.  In the course of this review, the Company generally considers, among other factors: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of the policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.

In the third quarter of 2008, the Company completed its annual in-depth asbestos claim review.  The trends noted at the completion of the last two annual reviews continued.  The trends include:

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

While the Company believes that these trends indicate a reduction in the volatility associated with the Company’s overall asbestos exposure, there nonetheless remains a high degree of uncertainty with respect to future exposure from asbestos claims.

As in prior years, the annual claim review considered active policyholders and litigation cases for potential product and “non-product” liability.  The Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, again experienced an overall reduction in new claim filings.  In 2008, the number of policyholders tendering asbestos claims for the first time was consistent with the number tendering claims in the prior year period.  Defense and indemnity costs in these categories remain at similar levels to what the Company has experienced in recent years due to the level of trial activity involving impaired individuals.

The Company’s quarterly asbestos reserve review includes an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. Developing payment trends among policyholders in the Home Office, Field Office and Assumed and International categories are also analyzed.  In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity.  For those policyholders for which an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined, the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections.  Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company’s evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.  The completion of these reviews and analyses in the third quarter resulted in a $70 million increase in the Company’s asbestos reserves.  This increase was driven by a change in the estimated costs associated with litigating asbestos coverage matters and a change in estimated losses for certain individual policyholders.  The increase was not a result of a change in the Company’s assessment of the underlying asbestos environment.

Net asbestos losses and expenses paid in the first nine months of 2008 were $577 million, compared with $266 million in the same period of 2007.  This increase in net paid losses is the result of the ACandS payment in the third quarter of 2008.  Excluding the ACandS settlement, payments in the first nine months of 2008 were $212 million.  Approximately 70% and 36% of total net paid losses in the first nine months of 2008 and 2007, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company’s liability.   In addition, although payments in the Home Office and Field Office categories remained consistent with prior year levels, payments in the Assumed and International category declined due to a decrease in commutation activity.  Net asbestos reserves totaled $3.23 billion at September 30, 2008, compared with $3.79 billion at September 30, 2007.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2008	2007
Beginning reserves:
Direct	$4,353	$4,777
Ceded	(619)	(726)
Net	3,734	4,051

Incurred losses and loss expenses:
Direct	70	(1)
Ceded	—	1
Net	70	—

Losses paid:
Direct	695	329
Ceded	(118)	(63)
Net	577	266

Ending reserves:
Direct	3,728	4,447
Ceded	(501)	(662)
Net	$3,227	$3,785

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

Net paid losses in the first nine months of 2008 and 2007 were $90 million and $91 million, respectively.  At September 30, 2008, approximately 89% of the net environmental reserve (approximately $434 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 11% of the net environmental reserve (approximately $51 million), consists of case reserves.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2008	2007
Beginning reserves:
Direct	$478	$413
Ceded	12	5
Net	490	418

Incurred losses and loss expenses:
Direct	85	182
Ceded	—	3
Net	85	185

Losses paid:
Direct	91	97
Ceded	(1)	(6)
Net	90	91

Ending reserves:
Direct	472	498
Ceded	13	14
Net	$485	$512

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at September 30, 2008 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of some disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company and future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims. The Company’s asbestos and environmental related claims and claim adjustment expense experience has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants, although the Company has noted a decrease in the number and volatility of asbestos-related bankruptcies.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also, see “Part II—Item 1, Legal Proceedings”).

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

INVESTMENT PORTFOLIO

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, tax-exempt U.S. municipal bonds, and taxable corporate and mortgage-backed bonds.  As a result of recent financial market disruption and related credit spread widening, these securities, with the exception of U.S. government bonds, are generally trading at lower values.

The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa1” at September 30, 2008 and December 31, 2007.  Below investment grade securities represented 2.4% and 2.5% of the total fixed maturity investment portfolio at September 30, 2008 and December 31, 2007, respectively.

The Company’s fixed maturity investment portfolio at September 30, 2008 included securities issued by numerous municipalities, a number of which were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default.  The downgrade of credit ratings of insurers of these securities has resulted in a corresponding downgrade in the ratings of the securities to the underlying rating of the respective security.  Of the insured municipal securities in the Company’s investment portfolio, approximately 98% were rated at A3 or above, and approximately 80% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a further loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa3” at September 30, 2008.

At September 30, 2008 and December 31, 2007, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $813 million and $935 million, respectively. At September 30, 2008, approximately $265 million of these securities, or the loans backing such securities, contain guarantees by the United States Government or a government-sponsored enterprise and $23 million were comprised of Canadian non-guaranteed securities.  The average credit rating of the $548 million of non-guaranteed securities at September 30, 2008 was “Aaa,” and 94% of those securities were issued in 2004 and prior years.  The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.

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

At September 30, 2008 and December 31, 2007, the Company held CMOs classified as available for sale with a fair value of $3.09 billion and $3.59 billion, respectively (in addition to the CMBS securities of $813 million and $935 million, respectively, described above). Approximately 32% and 31% of the Company’s CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at September 30, 2008 and December 31, 2007, respectively. In addition, the Company held $3.20 billion and $3.52 billion of GNMA, FNMA, FHLMC (excluding FHA project loans which are included with CMBS) mortgage-backed pass-through securities classified as available for sale at September 30, 2008 and December 31, 2007, respectively.  The average credit rating of all of the above securities was “Aaa” at both dates.

The Company’s fixed maturity investment portfolio at September 30, 2008 and December 31, 2007 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective market value of $254 million and $286 million, respectively (comprising approximately 0.4% of the Company’s total fixed maturity investments at both dates).  The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional asset-backed securities collateralized by sub-prime mortgages at discounted prices.  The Company purchased $47 million and $89 million of such securities in the first nine months of 2008 and the fourth quarter of 2007, respectively.  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entity’s requirements for credit score but do not meet the government-sponsored entity’s guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Aaa” at September 30, 2008 and December 31, 2007.  Approximately $65 million of asset-backed securities collateralized by sub-prime and alternative documentation mortgages were downgraded in the first nine months of 2008.  An additional $10 million of such securities were placed on credit watch in the first nine months of 2008.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The Company’s other investments are primarily comprised of venture capital, through direct ownership and limited partnerships, private equity limited partnerships, joint ventures, other limited partnerships and trading securities, which are subject to more volatility than the Company’s fixed income investments.  While these assets classes have historically provided a higher return than fixed maturities, in 2008 the returns have been significantly lower than in prior periods, reflecting market conditions.  At September 30, 2008 and December 31, 2007, the carrying value of the Company’s other investments was $3.31 billion and $3.37 billion, respectively.

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

During the quarter ended September 30, 2008 the Company changed its securities lending requirements in light of the recent market conditions to accept only cash as collateral for securities on loan and restricted the manner in which that cash was invested.  These actions resulted in a significant reduction in the amount of securities on loan.  At September 30, 2008, the Company had $15 million of securities on loan to others, compared with $1.99 billion at December 31, 2007.  The Company has not incurred any investment losses in its securities lending program in the periods presented.

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

At September 30, 2008, total cash, short-term invested assets and other readily marketable securities aggregating $2.11 billion were held at the holding company.  The assets held at the holding company, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are sufficient to meet the Company’s current liquidity requirements.  These liquidity requirements primarily include shareholder dividends and debt service.  The Company has a shelf registration with the Securities and Exchange Commission which permits it to issue securities.  The Company also has a line of credit facility with several major banks that expires in the second quarter of 2010.  Included in the Company’s $1.0 billion line of credit facility is Lehman Brothers Bank, FSB, with a $60 million participation.  The Company intends to replace Lehman Brothers Bank, FSB with one or more other financial institutions.  This line of credit also backs up the Company’s $800 million commercial paper program, of which $100 million was outstanding at September 30, 2008.  The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The Company currently utilizes letters of credit issued by major banks to support its operations at Lloyd’s.  Due to current conditions in worldwide financial markets, the Company may be required to provide alternative means of supporting those activities.  Should that occur, the Company believes it can support those activities with funds currently on hand.

Operating Activities

Net cash flows provided by operating activities in the first nine months of 2008 and 2007 totaled $2.57 billion and $3.94 billion, respectively.  Cash flows in the first nine months of 2008 reflected an increase in claim payments (including the $449 million asbestos settlement payment related to ACandS, Inc., which is discussed in more detail in the “Asbestos Claims and Litigation” section herein), and a reduction in reinsurance recoveries compared with the same 2007 period.  In addition, the Company made a $250 million contribution to its pension plan in the third quarter of 2008.  No pension plan contribution was made in 2007.

Investing Activities

Net cash flows provided by investing activities in the first nine months of 2008 totaled $1 million, compared with net cash flows used in investing activities of $2.19 billion in the same period of 2007. Fixed maturity securities accounted for the majority of investment purchases, sales and maturities in both years.

The Company’s consolidated total investments at September 30, 2008 declined $3.62 billion from year-end 2007, reflecting the significant common share repurchases made during the first nine months of 2008, a net after-tax $1.44 billion decline in the unrealized appreciation of investments since year-end 2007 (to an unrealized loss position at September 30, 2008) and dividends to shareholders, partially offset by investment purchases resulting from strong cash flows from operations.  The net unrealized loss position at September 30, 2008 reflected the impact of rising interest rates on longer-dated fixed income securities primarily due to the widening of credit spreads.

The Company’s management of the duration of the fixed income investment portfolio generally produces a duration that exceeds the estimated duration of the Company’s net insurance liabilities.  The average duration of fixed maturities and short-term securities was 4.1 and 4.0 at September 30, 2008 and December 31, 2007, respectively.

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

Financing Activities

Net cash flows used in financing activities in the first nine months of 2008 totaled $2.45 billion, compared with $1.82 billion in the same 2007 period.  The 2008 and 2007 totals primarily reflected common share repurchases, the repayment of debt and dividends to shareholders, partially offset by the net proceeds from debt issuances and employee stock option exercises.

Debt Transactions.  On March 15, 2008, the Company’s $400 million, 3.75% senior notes matured and were fully paid.  On May 13, 2008, the Company issued $500 million aggregate principal amount of 5.80% senior notes that will mature on May 15, 2018.  The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $496 million.  Interest on the senior notes is payable semi-annually on May 15 and November 15, commencing November 15, 2008.  The senior notes are redeemable in whole at any time or in part from time to time, at the Company’s option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate plus 30 basis points for the senior notes.

The Company’s debt-to-capital ratio at September 30, 2008 was slightly below its 20% targeted level.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The amounts of debt obligations, other than commercial paper, that becomes due in the remainder of 2008, and all of 2009, 2010 and 2011, are $149 million, $143 million, $273 million and $11 million, respectively.  The Company expects to be able to fund these obligations from internally-generated funds.

Dividends.  Dividends paid to shareholders totaled $536 million and $557 million in the first nine months of 2008 and 2007, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

Share Repurchases.  In January 2008, the board of directors authorized an additional $5 billion for the repurchase of the Company’s common shares.  Under the authorization, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorization does not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions.  During the nine months ended September 30, 2008, the Company repurchased 42.3 million shares under its share repurchase authorization for a total cost of approximately $2.02 billion.  The average cost per share repurchased was $47.79.  At September 30, 2008, the Company had $3.91 billion of capacity remaining under the share repurchase authorization.  Share repurchase levels in prior quarters may not be indicative of future repurchase activity.  Notwithstanding the Company’s financial strength and liquidity, in light of the recent disruption in the financial markets the Company will likely reduce its share repurchases in the fourth quarter of 2008 as compared to the level of repurchases in the preceding several quarters, although the Company’s plans may change depending on market conditions, the Company’s share price performance or other factors.

The following table summarizes the components of the Company’s capital structure at September 30, 2008 and December 31, 2007.

(in millions)	September 30, 2008	December 31, 2007
Debt:
Short-term	$390	$652
Long-term	5,938	5,574
Net unamortized fair value adjustments and debt issuance costs	3	16
Total debt	6,331	6,242

Preferred shareholders’ equity	92	112
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	25,561	25,834
Accumulated other changes in equity from nonowner sources	(932)	670
Total shareholders’ equity	24,721	26,616
Total capitalization	$31,052	$32,858

The $1.81 billion decrease in total capitalization from year-end 2007 reflected a net after-tax $1.44 billion decline in net unrealized appreciation on investments (to a net unrealized loss position at September 30, 2008), the impact of common share repurchases and dividends to shareholders, partially offset by net income in the first nine months of 2008.  The net unrealized loss position at September 30, 2008 reflected the impact of rising interest rates on longer-dated fixed income securities primarily due to the widening of credit spreads.

Catastrophe Reinsurance Coverage

The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes.  In addition to the coverage provided under this treaty, the Company also utilizes a catastrophe bond program, as well as a Northeast catastrophe reinsurance treaty, to protect against losses resulting from catastrophes in the Northeastern United States.  The Company’s catastrophe reinsurance coverage is described in more detail in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

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

The Company’s insurance operations could be negatively impacted by a downgrade in one or more of the Company’s financial strength or debt ratings. If this were to occur, the Company could experience a reduced demand for certain products in certain markets. Additionally, the Company’s ability to access the capital markets could be impacted by a downgrade in one or more of the Company’s debt ratings.  If this were to occur, the Company could incur higher borrowing costs.

Claims – Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Guarantee Company of Canada and Travelers Insurance Company Limited as of October 22, 2008.  The table also presents S&P’s Lloyd’s Syndicate Assessment rating for Travelers Syndicate Management – Syndicate 5000.  The table presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best		Moody’s		S&P	Fitch
Travelers Reinsurance Pool (a)(b)	A+	(2nd of 16)	Aa2	(3rd of 21)	AA- (4th of 21)	AA (3rd of 24)
Travelers C&S Co. of America	A+	(2nd of 16)	Aa2	(3rd of 21)	AA- (4th of 21)	AA (3rd of 24)
First Floridian Auto and Home Ins. Co.	A-	(4th of 16)		—	—	AA (3rd of 24)
Travelers Auto Insurance Company of New Jersey	A	(3rd of 16)		—	—	AA (3rd of 24)
Travelers of Massachusetts	A	(3rd of 16)		—	—	—
Travelers C&S Co. of Europe, Ltd.	A+	(2nd of 16)	Aa2	(3rd of 21)	AA- (4th of 21)	—
Travelers Guarantee Company of Canada	A	(3rd of 16)		—	—	—
Travelers Insurance Company Limited	A	(3rd of 16)		—	—	—
Travelers Syndicate Management Limited – Syndicate 5000		—		—	3- (9 of 15)	—

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

Debt Ratings

The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries as of October 22, 2008.  The table also presents the position of each rating in the applicable agency’s rating scale.

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

Rating Agency Actions

The following rating agency action was taken with respect to the Company from July 1, 2008 through October 22, 2008:

•      On August 14, 2008, Standard & Poor’s affirmed the financial strength rating of “3-” for Travelers Syndicate Management Limited – Syndicate 5000.  The outlook is stable.

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

A portion of the Company’s gross claims and claim adjustment expense reserves are for asbestos and environmental claims and related litigation, which totaled $4.20 billion at September 30, 2008. While the ongoing review of asbestos claims and associated liabilities and of environmental claims considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2008			December 31, 2007
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,859	$11,771	$18,630	$7,180	$12,388	$19,568
Property	1,213	1,108	2,321	1,069	963	2,032
Commercial multi-peril	2,018	2,094	4,112	1,860	2,499	4,359
Commercial automobile	2,422	1,584	4,006	2,450	1,640	4,090
Workers’ compensation	9,478	6,778	16,256	9,373	6,474	15,847
Fidelity and surety	725	1,200	1,925	878	1,026	1,904
Personal automobile	1,445	1,027	2,472	1,466	998	2,464
Homeowners and personal—other	584	1,007	1,591	545	739	1,284
International and other	2,775	2,860	5,635	3,054	3,017	6,071
Property-casualty	27,519	29,429	56,948	27,875	29,744	57,619
Accident and health	69	10	79	71	10	81
Claims and claim adjustment expense reserves	$27,588	$29,439	$57,027	$27,946	$29,754	$57,700

The $673 million decline in gross claims and claim adjustment expense reserves since December 31, 2007 primarily reflected significant favorable prior year reserve development during the first nine months of 2008 and payments related to operations in runoff (including asbestos and environmental payments), partially offset by catastrophe losses incurred.  It should be noted that during the third quarter of 2008, the Company made a $449 million settlement payment related to ACandS, Inc., formerly a national distributor and installer of products containing asbestos, that reduced claim and claim adjustment expense reserves.  (Also, see “Part II — Item 1, Legal Proceedings”).

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

Reinsurance Recoverables

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	September 30, 2008	December 31, 2007
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$10,331	$10,731
Allowance for uncollectible reinsurance	(707)	(688)
Net reinsurance recoverables	9,624	10,043
Structured settlements	3,540	3,615
Mandatory pools and associations	1,944	1,983
Total reinsurance recoverables	$15,108	$15,641

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

The following table presents the Company’s top five reinsurer groups by reinsurance recoverable at September 30, 2008 and December 31, 2007 (in millions).  Also included is the A.M. Best rating of each reinsurer group at October 22, 2008:

Reinsurer Group	September 30, 2008	December 31, 2007	A.M. Best Rating of Group’s Predominant Reinsurer

Swiss Re Group	$1,123	$1,266	A+	second highest of 16 ratings
Munich Re Group	877	994	A+	second highest of 16 ratings
Berkshire Hathaway Group	563	591	A++	highest of 16 ratings
Transatlantic Holdings, Inc.(1)	519	475	A	third highest of 16 ratings
XL Capital Group	502	511	A	third highest of 16 ratings

(1)

As a result of the September 29, 2008 announcement that a Special Committee of Transatlantic Holdings, Inc.'s (TRH) independent directors is evaluating proposals received from American International Group, Inc. (AIG) relating to the possible disposition of AIG's 59% common stock interest in TRH, as well as possible business combination transactions involving TRH's outstanding shares, the reinsurance recoverables from TRH are now being reported separately. These amounts were previously reported combined with the reinsurance recoverables from AIG (totaling $69 million and $78 million at September 30, 2008 and December 31, 2007 exclusive of TRH, respectively).

Structured settlements represent recoverables from annuities that were purchased from life insurance companies to settle personal physical injury claims, with workers’ compensation claims comprising a significant proportion.  In cases where the Company did not receive a release from the claimant, the Company retains the liability to the claimant in the event that the life company fails to pay; accordingly, the Company continues to report the amount due from the life company as a liability and as a recoverable for GAAP purposes.  The following table presents the Company’s top five groups by structured settlements at September 30, 2008 and December 31, 2007 (in millions).  Also included is the A.M. Best rating of the Company’s predominant insurer from each insurer group at October 22, 2008:

Group	September 30, 2008	December 31, 2007	A.M. Best Rating of Group’s Predominant Insurer

Old Mutual	$1,081	$1,087	A	third highest of 16 ratings
Metlife	562	578	A+	second highest of 16 ratings
Genworth	489	496	A+	second highest of 16 ratings
Symetra	300	307	A	third highest of 16 ratings
ING Group	243	248	A+	second highest of 16 ratings

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

Equities

For public common and preferred stocks, the Company receives prices from a nationally recognized pricing service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1.  Infrequently, current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company.  In these instances, the Company receives an estimate of fair value from the pricing service that provides fair value estimates for the Company’s fixed maturities. The service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed maturities. The Company includes the estimate in the amount disclosed in Level 2.

The Company holds investments in non-public common and preferred stocks (private equities), with a fair value estimate of $251 million, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  The Company holds one private common stock with a fair value estimate of $184 million at September 30, 2008, for which the estimate of fair value is provided by a third party appraiser on behalf of the investee and adjusted for a liquidity discount which takes into consideration the restriction on the common stock.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at September 30, 2008 in the amount disclosed in Level 3.

Derivatives

The Company uses derivatives generally to hedge its net investment in a foreign subsidiary.  The Company also holds non-public warrants in a public company and has convertible bonds containing embedded conversion options that are reported separately from the host bond contract.  For the derivatives used to hedge the net investment of a foreign subsidiary, the Company uses quoted market prices to estimate fair value and includes the fair value estimate, which was less than $1 million at September 30, 2008 in Level 1.  The Company estimates fair value for the warrants using an option pricing model with observable market inputs.  Because the warrants are not market traded and information concerning market participants is not available, the Company includes the fair value estimate of $78 million at September 30, 2008 in the amount disclosed in Level 3.  The Company bifurcates the embedded conversion options based on observable market inputs and includes the estimate of fair value in Level 2.

Valuation of Investments Not Reported at Fair Value in Financial Statements

Short-term Securities

The Company’s short-term investments consist mainly of A1/P1 commercial paper with a remaining term of 31.6 days at September 30, 2008.  Additionally, it is the Company’s policy to not invest in structured products for its short term investments.  The Company believes that there is insignificant credit risk in its short-term portfolio and that amortized cost approximates fair value.  The Company includes short-term investments in its impairment monitoring to identify any credit issues.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

Investment Impairments

The Company recognizes an impairment loss when an invested asset’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments (new cost basis), and it is determined that the decline is other-than-temporary.  Some of the factors considered in evaluating whether a decline in fair value is other-than-temporary include:  1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest; 3) the length of time and extent to which the fair value has been less than amortized cost for fixed income securities, or cost for equity securities; and 4) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices. When the Company determines that an invested asset is other-than-temporarily impaired, the invested asset is written down to fair value, and the amount of the impairment is included in earnings as a realized investment loss.  The fair value then becomes the new cost basis of the investment, and any subsequent recoveries in fair value, other than increases in value resulting from resetting the yield on the impaired securities, are recognized at disposition.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

Other Investments

Non-publicly traded investments and venture capital investments are reviewed quarterly for other-than-temporary impairment by the external fund manager and the Company’s portfolio managers.  An impairment loss is recognized if, based on the specific facts and circumstances, it is probable that the Company will not be able to recover all of the cost of an individual holding.  Also included in other investments are partnership investments and investments in limited liability companies (together, partnerships) that generally report investments on their balance sheet at fair value.   The managers/general partners of the private equity partnerships provide financial information quarterly which is generally available to investors, including the Company, within three to six months following the date of the reporting period.  Certain limited partnerships provide financial information monthly which is available to investors within one month following the date of the reporting period.  The Company reviews these investments for impairment no less frequently than quarterly and monitors the performance throughout the year through discussions with the managers/general partners.  If the Company becomes aware of an other-than-temporary impairment of a partnership investment at the balance sheet date prior to receiving financial information, it will record an impairment charge consistent with the Company’s impairment policy.

The following table summarizes for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at September 30, 2008, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total
Fixed maturities	$188	$55	$—	$—	$243
Equity securities	24	3	—	—	27
Total	$212	$58	$—	$—	$270

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Intangible Impairments

The Company performs a review, on at least an annual basis, of goodwill held by its reporting units, which are the Company’s three operating and reportable segments: Business Insurance; Financial, Professional & International Insurance; and Personal Insurance.

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

OTHER MATTERS

Unresolved Staff Comments

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance subsequently asked for further information, which the Company provided. Specifically, the staff asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate.  If, however, the staff disagrees, some or all of the adjustments being discussed may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at September 30, 2008 and December 31, 2007, 2006, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and other intangible assets) at September 30, 2008 and December 31, 2007, 2006, 2005 and 2004 would not be material.

Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet as of April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the Division) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC.  The Company has cooperated with the Division’s requests for information.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

OUTLOOK, Continued

General Economic Conditions.  The United States and other countries around the world have been experiencing deteriorating economic conditions, including unprecedented financial market disruption.  If this trend in economic conditions continues or deteriorates further through 2008 and into 2009, it could adversely affect the Company’s results in future periods.  During an economic downturn, demand for the Company’s products may decrease, and credit risk associated with agents, customers, reinsurers and the Company’s investment portfolio may be adversely impacted.  In the third quarter of 2008, the Company recorded pretax impairments in its investment portfolio of $156 million.  In addition, in an inflationary environment, loss costs may increase.  Moreover, although the Company does not anticipate needing additional capital in the near term due to the Company’s strong current financial position, financial market disruption may make it difficult for the insurance industry generally, and the Company in particular, to raise additional capital, when needed, on acceptable terms or at all.  As discussed below, losses on the Company’s investment portfolio may adversely impact the Company’s equity capital.  As further discussed below, the interest rate environment and general economic conditions could further impact the net investment income the Company is able to earn on both its fixed income investments and other invested assets.

Competition.  The Company expects property casualty insurance market conditions to continue to become modestly more competitive through 2008 and into 2009, particularly for new business.  If the current disruption in the insurance marketplace continues through the remainder of 2008 and into 2009, there may be increased opportunity for new business, but competition for that new business may also be significant.  The pricing environment for new business generally has less of an impact on underwriting profitability than renewal price changes, particularly in an environment of high retention rates, which the Company has experienced over the past several years. In the Business Insurance and the Financial, Professional & International Insurance (excluding International) segments, the Company expects renewal price changes in the remainder of 2008 and into 2009 will modestly decline from their 2007 levels.  In the International group, the Company expects renewal price changes in the remainder of 2008 and into 2009 to be flat or to increase slightly compared to their 2007 levels. In the Personal Insurance segment in the remainder of 2008 and into 2009, the Company expects that automobile and homeowners renewal price changes will increase slightly compared to their 2007 levels. These expectations for the pricing environment, when combined with expected modestly increased loss costs, will likely result in somewhat reduced underwriting profitability.

Loss Cost Trends.  Loss cost trends are primarily driven by changes in claim frequency and claim severity.  The industry has generally experienced unprecedented low levels of non-catastrophe-related claim frequency over the last several years.  The Company expects this level of claim frequency to continue in the remainder of 2008 and into 2009 in certain lines of business, while claim frequency is expected to increase modestly for other lines of business. The Company also expects severity to increase modestly for non-catastrophe-related claims. In the Business Insurance and Financial, Professional & International Insurance segments, the Company has experienced a higher than anticipated level of large, non weather-related losses during the first nine months of 2008. If this is a trend that continues through the remainder of 2008 and into 2009, it could result in reduced underwriting profit during those periods.  In addition, current economic conditions could increase the likelihood of an inflationary environment.

The Company believes that the overall trend of increased frequency and severity of catastrophic Gulf and Atlantic Coast storms experienced in recent years may continue for the foreseeable future.  Given the potential increase in frequency and severity of storms, the Company will continue to reassess its definition of, and exposure to, coastal risks.  These risks will be reflected in the pricing and terms and conditions it will offer in coastal areas.  Due in part to the increased frequency and severity of the Gulf and Atlantic Coast storms, there has been some disruption in the market for coastal wind insurance, most significantly in personal lines, as insurers, including the Company, have reduced capacity and increased prices.  The continued disruption in market conditions, along with the potential for increased frequency and severity of coastal storms, could result in a decrease in the amount of coastal wind coverage that the Company is able or willing to write.

In recent periods, the Company has recorded net favorable prior year reserve development, driven by better than expected loss experience in all of the Company’s segments for prior loss years.  If better than expected loss experience continues, the Company may record additional net favorable prior year reserve development in the remainder of 2008 and in 2009.  In that case, the Company may also concurrently revise favorably its current year loss estimates.  However, better than expected loss experience may not continue or may reverse, in which case the Company may record no favorable prior year reserve development or net unfavorable prior year reserve development in future periods.  In that case, the Company may revise current year loss estimates upward in future periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

OUTLOOK, Continued

Interest Rate Trends and the Investment Environment.  Changes in the general interest rate environment affect the returns available on new investments. While a rising interest rate environment enhances the returns available on new fixed income investments, thereby favorably impacting net investment income, it reduces the market value of existing fixed maturity investments, and therefore, shareholders’ equity. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting net investment income, but increases the market value of existing investments and therefore, shareholders’ equity. In 2007 and in the first nine months of 2008, short-term interest rates declined, reducing the interest income on the Company’s short-term investment portfolio.  In the third quarter of 2008, credit spreads on other than short-term investments, which represent the difference between a risk-free yield (i.e. the yield on U.S. Treasury securities) and the actual yield on a fixed-income investment, increased significantly.  This resulted in a decline in the market value of existing other than short-term fixed maturity investments, and therefore, shareholders’ equity.  The Company had a net unrealized loss of $1.41 billion in its fixed maturities portfolio at September 30, 2008, compared with a net unrealized loss of $73 million at June 30, 2008.  If interest rates rise further, significant additional unrealized losses could occur in the portfolio.

At September 30, 2008, approximately 5% of the Company’s invested assets were comprised of equity securities, venture capital investments, private equity limited partnerships, joint ventures, other limited partnerships and trading securities, which are subject to greater volatility than fixed income investments. General economic conditions, stock market conditions and many other factors beyond the Company’s control may affect the value of these non-fixed income investments and the realization of net investment income.  For example, reduced liquidity in the capital markets could adversely impact the Company’s investment portfolio, particularly private equity investments and investments in hedge funds, resulting in a decline in transaction volume in these asset classes, and as a result, lower net investment income. The Company is not able to predict future market conditions or their impact on net investment income.

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

Some of the factors that could cause actual results to differ include, but are not limited to, the following: catastrophe losses could materially and adversely affect the Company’s results of operations, its financial position and/or liquidity and could adversely impact its ratings, the Company’s ability to raise capital and the availability and cost of reinsurance; if actual claims exceed the Company’s loss reserves, or if changes in the estimated level of loss reserves are necessary, the Company’s financial results could be materially and adversely affected; the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation; the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; the effects of emerging claim and coverage issues on the Company’s business are uncertain; the Company may not be able to collect all amounts due to it from reinsurers, and reinsurance coverage may not be available to the Company in the future at commercially reasonable rates or at all; the intense competition that the Company faces could harm its ability to maintain or increase its profitability and premium volume; the Company is exposed to credit risk in certain of its business operations and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS, Continued

in its investment portfolio; the insurance industry and the Company are the subject of a number of investigations by state and federal authorities in the United States, and the Company cannot predict the outcome of these investigations or their impact on its business or financial results; the Company’s businesses are heavily regulated, and changes in regulation may reduce the Company’s profitability and limit its growth; a downgrade in the Company’s claims-paying and debt ratings could adversely impact its business volumes, adversely impact its ability to access the capital markets and increase its borrowing costs; the Company’s investment portfolio may suffer reduced returns or losses; deteriorating economic conditions in the United States and abroad could adversely impact the ability of the Company to grow its business profitably and inflation could result in an increase in loss costs which could negatively impact our profitability; the inability of the Company’s insurance subsidiaries to pay dividends to the holding company in sufficient amounts would harm the Company’s ability to meet its obligations and to pay future shareholder dividends; disruptions to the Company’s relationships with its independent agents and brokers could adversely affect the Company; the Company is subject to a number of risks associated with its business outside the United States including operational, legal and foreign exchange rate risk; the Company could be adversely affected if its controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective; the Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology; certain significant multiyear technology projects are currently in process but may not be successful; and if the Company experiences difficulties with technology, data security and/or outsourcing relationships, its ability to conduct its business could be negatively impacted.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the caption “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s identified market risk components as described in its December 31, 2007 annual report on Form 10-K.  However, during the quarter ended September 30, 2008, there were significant disruptions in the financial markets.  A number of large financial institutions failed, were supported by the United States government or were merged into other organizations.  The market disruption has resulted in a lack of liquidity in the credit markets and a widening of credit spreads.  As a result of these effects, the Company had a net unrealized loss of $1.41 billion in its fixed maturities portfolio at September 30, 2008, compared with a net unrealized gain of $768 million at December 31, 2007.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the design and operation of the Company’s disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

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

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, was involved in three significant proceedings relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos. The proceedings in the U.S. Bankruptcy Court for the District of Delaware (In re: ACandS, Inc.) and the U.S. District Court for the District of Pennsylvania (ACandS, Inc. v. Travelers Casualty and Surety Co., No. 03-MC-222 and ACandS, Inc. v. Travelers Casualty and Surety Co., 00-CV-4633), involved disputes as to whether and to what extent any of ACandS’ potential liabilities for current or future bodily injury asbestos claims are covered by insurance policies issued by TPC.  On July 6, 2007, the Company announced that it entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS.  Pursuant to that agreement, the Company placed $449 million into escrow.  The settlement was subject to a number of contingencies, including final non-appealable approvals by the court of the settlement agreement, a plan of reorganization for ACandS and the issuance of injunctions in favor of the Company.  The contingencies have been fulfilled.  On August 6, 2008, the Company’s $449 million settlement payment was released from the escrow to the ACandS Trust.  This transaction was recorded as a paid claim and reduction in claim reserves, and accordingly, there was no effect on the Company’s results of operations.  The Company is seeking to recover approximately $84 million of the $449 million from reinsurers; such a recovery would also have no effect on the Company’s results of operations.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

LEGAL PROCEEDINGS, Continued

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

Various parties appealed the district court’s March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court’s approval of an order issued by the bankruptcy court prohibiting the prosecution of the Statutory and Hawaii Actions and the Common Law Claims, as well as future similar direct action litigation, against TPC.  On February 29, 2008, TPC and certain other parties to the appeals filed petitions for rehearing and/or rehearing en banc, requesting reinstatement of the district court’s judgment, which were denied.  TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court on September 4, 2008 seeking review of the Second Circuit’s decision.  The Petitions remain pending.  Unless the Supreme Court grants discretionary review and reverses the Second Circuit’s decision, and the bankruptcy court’s order is reinstated and becomes final, the settlements will be voided and TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses).  In that case, the Company intends to litigate the direct action cases vigorously.

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

LEGAL PROCEEDINGS, Continued

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

As previously disclosed, as part of ongoing, industry-wide investigations that commenced in October 2004, the Company and its affiliates received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the U.S. Attorney for the Southern District of New York and the U.S. Securities and Exchange Commission (SEC).  The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company’s involvement with “non-traditional insurance and reinsurance products.”  The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

The Company cooperated with these subpoenas and requests for information. In addition, outside counsel, with the oversight of the Company’s board of directors, conducted an internal review of certain of the Company’s business practices. This review initially focused on the Company’s relationship with brokers and was commenced after the announcement of litigation brought in October 2004 by the New York Attorney General’s office against a major broker.

The internal review was expanded to address the various requests for information described above and to verify whether the Company’s business practices in these areas have been appropriate. The Company’s review was extensive, involving the examination of e-mails and underwriting files, as well as interviews of current and former employees.

In its review, the Company found only a few instances of conduct that were inconsistent with the Company’s employee code of conduct and has responded appropriately. The Company’s internal review with respect to finite reinsurance considered finite products the Company both purchased and sold. The Company completed its review with respect to the identified finite products purchased and sold, and concluded that no adjustment to previously issued financial statements is required.

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

LEGAL PROCEEDINGS, Continued

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

The Company previously reported that it sought guidance from the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters.”  After discussion with the staff of the Division of Corporate Finance and the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate.  On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the Division) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC.  The Company has cooperated with the Division’s requests for information.

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see Part I, Item 1A, of the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2007 Annual Report on Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
July 1, 2008	July 31, 2008	2,632,937	$43.85	2,622,546	$4,066,841,873
August 1, 2008	August 31, 2008	2,106,642	43.74	2,103,178	3,974,848,041
Sept. 1, 2008	Sept. 30, 2008	1,496,243	44.22	1,471,805	3,909,854,639
Total		6,235,822	$43.90	6,197,529	$3,909,854,639

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The Company repurchased 38,293 shares during the three-month period ended September 30, 2008 that were not part of the publicly announced share repurchase authorization, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised.  The Company’s share repurchase authorization, which has no expiration date, was first approved and announced by the Company’s board of directors in May 2006.  In January 2008, the board of directors authorized an additional $5 billion for share repurchases.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 22, 2008	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman Senior Vice President (Authorized Signatory)

Date: October 22, 2008	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the Company), effective as of May 1, 2007, were filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and are incorporated herein by reference.

3.2		Amended and Restated Bylaws of the Company, effective as of August 6, 2008, were filed as Exhibit 3.2 to the Company’s Form 8-K filed on August 11, 2008, and are incorporated herein by reference.

10.1	†	Amended and Restated Time Sharing Agreement, effective August 5, 2008, by and between The Travelers Companies, Inc. and Jay S. Fishman.

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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