Form 10-K
period 2008-12-31
TRAVELERS COMPANIES, INC.
filed 2009-02-19
CIK 86312

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-10898

The Travelers Companies, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-0518860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
485 Lexington Avenue, New York, NY 10017 (Address of principal executive offices) (Zip Code)
(917) 778-6000 (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $25,642,673,490.

As of February 13, 2009, 584,873,079 shares of the registrant's common stock (without par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.
Annual Report on Form 10-K
For Fiscal Year Ended December 31, 2008

PART I

Item 1.    BUSINESS

        The Travelers Companies, Inc. (together with its consolidated subsidiaries, the Company) is a holding company principally engaged, through its subsidiaries, in providing a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals. The Company, known as The St. Paul Companies, Inc. (SPC) prior to its merger with Travelers Property Casualty Corp. (TPC) in 2004, is incorporated as a general business corporation under the laws of the state of Minnesota and is one of the oldest insurance organizations in the United States, dating back to 1853. The principal executive offices of the Company are located at 485 Lexington Avenue, New York, New York 10017, and the telephone number is (917) 778-6000. The Company also maintains executive offices in Hartford, Connecticut, and St. Paul, Minnesota. The term "TRV" in this document refers to The Travelers Companies, Inc., the parent holding company excluding subsidiaries.

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS

        The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and method of distribution, i.e., use of independent agents, exclusive agents, direct marketing (including use of toll-free numbers and the internet) and/or salaried employees. According to A.M. Best, there are approximately 960 property casualty organizations in the United States, comprising approximately 2,300 property and casualty companies. Of those organizations, the top 150 accounted for approximately 92% of the consolidated industry's total net written premiums in 2007. The Company competes with both foreign and domestic insurers. In addition, several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance that utilize captive insurance companies and risk retention groups. The Company's competitive position in the marketplace is based on many factors, including the following:

  •
  premiums charged;

  •
  contract terms and conditions;

  •
  products and services offered;

  •
  claim service;

  •
  agent, broker and client relationships;

  •
  local presence;

  •
  geographic scope of business;

  •
  overall financial strength;

  •
  ratings assigned by independent rating agencies;

  •
  experience and qualifications of employees; and

  •
  technology and information systems.

        In addition, the marketplace is affected by available capacity of the insurance industry, as measured by policyholders' surplus, and the availability of reinsurance. Industry capacity as measured by surplus expands and contracts primarily in conjunction with profit levels generated by the industry. Capital raised by debt and equity offerings may also increase a company's surplus.

Geographic Distribution

        The following table shows the geographic distribution of the Company's consolidated direct written premiums for the year ended December 31, 2008:

State	% of Total
New York	9.7%
California	9.0
Texas	7.5
Pennsylvania	4.9
Florida	4.4
New Jersey	4.0
Massachusetts	3.9
Illinois	3.6
Georgia	3.2
All other domestic(1)	43.4

Total domestic	93.6
International	6.4

Consolidated total	100.0%

    (1)
    No other single state accounted for 3.0% or more of the total direct written premiums written in 2008 by the Company's domestic operations.

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

  •
  Commercial Accounts serves mid-sized businesses for property and casualty products, including property, general liability, commercial multi-peril, commercial auto and workers' compensation insurance.

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

  •
  Technology serves small to large companies involved in telecommunications, information technology, medical technology and electronics manufacturing, offering a comprehensive portfolio of products and services. These products include property, commercial auto, general liability, workers' compensation, umbrella, internet liability, technology errors and omissions coverages and global companion products.

  •
  Public Sector Services markets insurance products and services to public entities including municipalities, counties, Indian Nation gaming and selected special government districts such as water and sewer utilities. The policies written by this unit typically cover property, commercial auto, general liability and errors and omissions exposures.

  •
  Oil & Gas provides specialized property and liability products and services for customers involved in the exploration and production of oil and natural gas, including operators and drilling contractors, as well as various service and supply companies and manufacturers that support upstream operations. The policies written by this business group cover risks including physical damage, liability and business interruption.

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

    •
    Excess Casualty serves small to mid-sized commercial businesses, offering mono-line umbrella and excess coverage where the Company typically does not write the primary casualty coverage, or where other business units within the Company prefer to access the underwriting expertise and/or limit capacity of the Excess Casualty business unit.

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

  •
  Specialized Distribution.  The following units market and underwrite their products to customers predominantly through licensed wholesale, general and program agents that manage customers' unique insurance requirements:

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

        Business Insurance also includes the Special Liability Group (which manages the Company's asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international and other runoff operations; and policies written by the Company's Gulf operation (Gulf), which is in runoff. These are collectively referred to as Business Insurance Other. In December 2008, the Company completed the sale of Unionamerica Holdings Limited (Unionamerica), which comprised its United Kingdom-based runoff insurance and reinsurance businesses. The sale was not material to the Company's results of operations or financial position.

Selected Market and Product Information

        The following table sets forth Business Insurance net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see "—Principal Markets and Methods of Distribution" and "—Product Lines," respectively.

(for the year ended December 31, in millions)	2008	2007	2006	% of Total 2008
By market:
Select Accounts	$2,756	$2,711	$2,663	24.6%
Commercial Accounts	2,524	2,518	2,376	22.4
National Accounts	996	1,056	1,135	8.9
Industry-Focused Underwriting	2,396	2,301	2,196	21.4
Target Risk Underwriting	1,593	1,665	1,629	14.2
Specialized Distribution	939	1,015	1,022	8.4

Total Business Insurance Core	11,204	11,266	11,021	99.9
Business Insurance Other	16	52	25	0.1

Total Business Insurance by market	$11,220	$11,318	$11,046	100.0%

By product line:
Commercial multi-peril	$2,938	$3,066	$3,083	26.2%
Workers' compensation	2,452	2,267	2,135	21.9
Commercial automobile	1,952	2,011	2,013	17.4
Property	1,860	1,990	1,939	16.6
General liability	2,011	1,943	1,857	17.9
Other	7	41	19	—

Total Business Insurance by product line	$11,220	$11,318	$11,046	100.0%

Principal Markets and Methods of Distribution

        Business Insurance distributes its products through approximately 8,500 independent agencies and brokers located throughout the United States that are serviced by approximately 100 field offices and three customer service centers. Business Insurance continues to make significant investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with independent agencies and brokers. Business Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Business Insurance considers, among other attributes, each agency's or broker's financial strength, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, Business Insurance carefully monitors its performance.

        Select Accounts is a leading provider of property and casualty insurance products to small businesses. It serves firms with generally fewer than 50 employees. Products offered by Select Accounts are guaranteed cost policies, including packaged products covering property and liability exposures. Products are sold through independent agents and brokers, who are often the same agents and brokers that sell the Company's Commercial Accounts and Personal Insurance products.

        Select Accounts offers its independent agents a system for small businesses that helps them connect all aspects of sales and service through a comprehensive service platform. Components of the platform include agency automation capabilities and service centers that function as an extension of an agency's customer service operations, both of which are highly utilized by agencies. Agencies accounting for approximately 43% of this group's net written premium have chosen to take advantage of Select Accounts' service centers, which offer agencies a wide range of services, including coverage and billing inquiries, policy changes, the assistance of licensed service professionals and extended hours of operations.

        Commercial Accounts sells a broad range of property and casualty insurance products through a large network of independent agents and brokers. Commercial Accounts primarily targets mid-sized businesses with 50 to 1,000 employees. The Company offers a full line of products to its Commercial Accounts customers with an emphasis on guaranteed cost programs. Each account is underwritten based on the unique risk characteristics, loss history and coverage needs of the account. The ability to underwrite at this detailed level allows Commercial Accounts to have a broad risk appetite and a diversified customer base.

        National Accounts is comprised of three business units. The largest unit sells a variety of casualty products and services to large companies. National Accounts clients for the most part select loss-sensitive products in connection with a large deductible or self-insured program and, to a much lesser extent, a retrospectively rated or a guaranteed cost insurance policy. Through a network of field offices, the Company's underwriting specialists work closely with national and regional brokers to tailor insurance programs to meet clients' needs. Workers' compensation accounted for approximately 76% of sales to National Accounts customers during 2008, based on direct written premiums and fees. National Accounts generated $225 million of fee income in 2008, excluding commercial residual market business discussed below.

        National Accounts includes the Company's Discover Re operation, which principally provides commercial auto liability, general liability, workers' compensation and property coverages. It serves retail brokers and insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance.

        In addition, National Accounts includes the Company's commercial residual market business. The Company's commercial residual market business sells claims and policy management services to workers' compensation pools throughout the United States. The Company services approximately 33% of the total workers' compensation assigned risk market. The Company is one of very few servicing carriers that operate nationally. Assigned risk plan contracts generated $110 million in fee income in 2008.

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

        Target Risk Underwriting services a wide customer base with unique and specialized insurance products and services. These specialized units have expertise in meeting customers' specialized property and casualty coverage requirements. These units include National Property, Inland Marine, Ocean

Marine, Excess Casualty, Boiler & Machinery, and Global Accounts, which are described in more detail earlier in this report.

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

Pricing and Underwriting

        Pricing of Business Insurance property and casualty insurance products is generally developed based upon an estimation of expected losses, the expenses of producing, issuing and servicing business and managing claims, the time value of money associated with such loss and expense cash flows, and a reasonable allowance for profit. The Company has a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than premium volume or market share.

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

        A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and is subject to credit risk until such reimbursement is made. At December 31, 2008, contractholder receivables and payables on unpaid losses associated with large deductible policies were each approximately $6.34 billion. Retrospectively rated policies are also used for workers' compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premium receivables from holders of retrospectively rated policies totaled approximately $322 million at December 31, 2008. Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral, trusts or surety bonds, is generally requested for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Business Insurance continually monitors the credit exposure on individual accounts and the adequacy of collateral.

        The Company continually monitors its exposure to natural and man-made peril catastrophic losses and attempts to manage such exposure. In order to manage the Company's exposure to catastrophe losses, Business Insurance limits the writing of new property business and selectively takes underwriting action on existing business in some markets. In addition, the Company has tightened underwriting standards, implemented price increases in some catastrophe-prone areas and put in place deductibles specific to hurricane-, wind- and hail-prone areas. The Company uses various analyses and methods, including sophisticated computer modeling techniques, to analyze underwriting risks of business in hurricane-prone, earthquake-prone and target risk areas for terrorism. The Company relies, in part, upon this analysis to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling." The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes. See "—Reinsurance."

Product Lines

        Commercial Multi-Peril provides a combination of property and liability coverage. Property insurance covers damages such as those caused by fire, wind, hail, earthquake, water, theft, vandalism and terrorism, and protects businesses from financial loss due to business interruption resulting from a covered loss. Liability coverage insures businesses against third party claims arising from accidents occurring on their premises or arising out of their operations, such as injuries sustained from products sold.

        Workers' Compensation provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers' compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company emphasizes managed care cost containment strategies, which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee's early return to work and cost-effective quality care. The Company offers the following types of workers' compensation products:

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

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Business Insurance segment as of January 1, 2009. For third party liability, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $18.8 million per insured, per occurrence after retaining a layer of expected losses. The net retained amount per risk for property exposures is generally limited to $15.0 million, after reinsurance. The Company generally retains its workers' compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Business Insurance's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2008:

State	% of Total
California	12.3%
New York	7.8
Texas	7.5
Florida	4.8
Illinois	4.5
Pennsylvania	4.2
New Jersey	3.8
Massachusetts	3.7
All others(1)	51.4

Total	100.0%

    (1)
    No other single state accounted for 3.0% or more of the total direct written premiums written in 2008 by the Business Insurance segment.

Competition

        The insurance industry is represented in the commercial marketplace by many insurance companies of varying size as well as other entities offering risk alternatives such as self-insured retentions or captive programs. Market competition works within the insurance regulatory framework to set the price charged for insurance products and the level of service provided. A company's success in the competitive commercial insurance landscape is largely measured by its ability to provide insurance and services at a price and on terms that are reasonable and acceptable to the customer, as well as its ability to retain existing customers and to attract new customers.

        Select Accounts business is typically written through independent agents and, to a lesser extent, regional brokers and direct writers. Both national and regional property casualty insurance companies compete in the Select Accounts market which generally comprises lower hazard, "main street" business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on product offerings, service levels, ease of doing business and price. Select Accounts has established a strong marketing relationship with its distribution network and has provided it with defined underwriting policies, a broad array of products, competitive prices and an efficient automated environment. In addition, the Company has established centralized service centers to help agents perform many service functions, in return for a fee.

        Commercial Accounts business has historically been principally written through independent agents and brokers. Competitors in this market are primarily national property casualty insurance companies willing to write most classes of business using traditional products and pricing, and regional insurance companies. Companies compete based on product offerings, service levels, price and claim and loss prevention services. Efficiency through automation and rapid response time to customer needs is key to success in this market.

        The National Accounts group is comprised of three business units:

  •
  National Accounts business is typically written through national brokers and, to a lesser extent, regional brokers. Insurance companies compete in this market based on price, product offerings, claim and loss prevention services, managed care cost containment and risk management information systems. National Accounts also offers a large network of localized claim service centers which allows National Accounts the flexibility to more quickly respond to the needs of its customers.

  •
  Discover Re competes with traditional providers of commercial insurance coverages, as well as other underwriters of property and casualty insurance in the alternative risk transfer market, such as risk retention groups, self-insurance plans, captives managed by others, and a variety of other risk-financing vehicles and mechanisms.

  •
  National Accounts' residual market business competes for state contracts to provide claims and policy management services. These contracts, which generally have three-year terms, are selected by state agencies through a bid process based on the quality of service and price. National Accounts services approximately 33% of the total workers' compensation assigned risk market, making the Company one of the largest servicing carriers in the industry.

        There are several other business groups in Business Insurance that compete in focused target markets. Each of these markets is different and requires unique combinations of industry knowledge, customized coverage, specialized risk control and loss handling services, and partnerships with agents and brokers that also focus on these markets. Some of these business groups compete with national carriers with similarly dedicated underwriting and marketing groups, whereas others compete with smaller regional companies. In either case, these businesses have regional structures that allow them to deliver personalized service and local knowledge to their customer base. Specialized agents and brokers, including managing general agents and wholesale agents, supplement this strategy. In all of these businesses, the competitive strategy is market leadership attained through focused industry knowledge applied to insurance and risk needs.

FINANCIAL, PROFESSIONAL & INTERNATIONAL INSURANCE

        The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which primarily use credit-based underwriting processes, as well as property and casualty products that are primarily marketed on a domestic basis in the United Kingdom, the Republic of Ireland and Canada, and on an international basis through Lloyd's. The segment includes the following groups:

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

  •
  International includes business written through domestic operations in the United Kingdom, Canada and the Republic of Ireland and business written as a corporate member at Lloyd's. International, through its operations in the United Kingdom, Canada and the Republic of Ireland, offers specialized insurance and risk management services to several customer groups, including those in the technology, public services, and financial and professional services industry sectors. International, through its Lloyd's syndicate (Syndicate 5000), for which the Company provides 100% of the capital, underwrites through five principal business units—aviation, marine, global property, accident & special risks, and power & utilities.

Selected Market and Product Information

        The following table sets forth Financial, Professional & International Insurance net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see "—Principal Markets and Methods of Distribution" and "—Product Lines," respectively.

(for the year ended December 31, in millions)	2008	2007	2006	% of Total 2008
By market:
Bond & Financial Products	$2,228	$2,228	$2,255	64.2%
International	1,240	1,237	1,138	35.8

Total Financial, Professional & International Insurance by market	$3,468	$3,465	$3,393	100.0%

By product line:
Fidelity and surety	$1,172	$1,152	$1,125	33.8%
General liability	921	942	1,006	26.6
International	1,240	1,237	1,138	35.8
Other	135	134	124	3.8

Total Financial, Professional & International Insurance by product line	$3,468	$3,465	$3,393	100.0%

        In March 2007, the Company completed the sale of its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., which accounted for $25 million and $78 million of net written premiums for the years ended December 31, 2007 and 2006, respectively. The impact of this transaction was not material to the Company's results of operations or financial position.

Principal Markets and Methods of Distribution

        Within the Financial, Professional & International Insurance segment, Bond & Financial Products distributes the majority of its products in the United States through approximately 6,900 of the same independent agencies and brokers that distribute the Business Insurance segment's products. These brokers and independent agencies are located throughout the United States. Bond & Financial Products, in conjunction with the Business Insurance segment, continues to make investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with its independent agencies and brokers. Bond & Financial Products builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Bond & Financial Products considers, among other attributes, each agency's or broker's profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is closely monitored. In addition, Bond & Financial Products sells its surety products through independent agents using subsidiaries in Canada and the United Kingdom.

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

Pricing and Underwriting

        Pricing of Financial, Professional & International Insurance property and casualty insurance products is generally developed based upon an estimation of expected losses, the expenses of producing, issuing and servicing business and managing claims, the time value of money associated with such loss and expense cash flows, and a reasonable allowance for profit. The Company has a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than premium volume or market share.

        Financial, Professional & International Insurance has developed an underwriting and pricing methodology that incorporates dedicated underwriting, claims, engineering, actuarial and product development disciplines. This approach is designed to maintain high quality underwriting and pricing discipline, based on an in-depth knowledge of the specific account or industry issues. The underwriters use industry and proprietary data gathered and analyzed over many years to assess and evaluate risks prior to quotation, and then use proprietary forms (for domestic non-Lloyd's markets) to tailor insurance coverage to insureds within the target markets. This methodology enables Financial, Professional & International Insurance to streamline its risk selection process and develop pricing parameters that will preserve its underwriting integrity.

        The Company continually monitors its exposure to natural and man-made peril catastrophic losses and attempts to manage such exposure. The Company uses various analyses and methods, including sophisticated computer modeling techniques, to analyze underwriting risks of business in hurricane-prone, earthquake-prone and target risk areas for terrorism. The Company relies, in part, upon this analysis to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of

Operations—Catastrophe Modeling." The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes. See "—Reinsurance."

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

        International provides coverage through domestic operations in the United Kingdom, Canada and the Republic of Ireland, and through the Company's operations at Lloyd's. The coverage provided in those markets includes employers' liability (similar to workers' compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), motor (similar to automobile coverage in the United States), property (similar to property in the United States), marine, aviation, personal accident and kidnap & ransom. Marine provides coverage for ship hulls, cargoes carried, private yachts, marine-related liability, offshore energy and ports and terminals. Aviation provides coverage for worldwide aviation risks including physical damage and liabilities for airline, aerospace, general aviation, aviation war and space risks. Personal accident provides financial protection in the event of death or disablement due to accidental bodily injury, while kidnap & ransom provides financial protection against kidnap, hijack, illegal detention and extortion. While the covered hazards may be similar to those in the U.S. market, the different legal environments can make the product risks and coverage terms potentially very different from those in the United States.

        Other coverages include Property, Workers' Compensation, Commercial Automobile and Commercial Multi-Peril, which are described in more detail in the "Business Insurance" section of this narrative.

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Financial, Professional & International Insurance segment as of January 1, 2009. In the U.S. operations for third party liability, including but not limited to umbrella liability, professional liability, directors' and officers' liability, and employment practices liability, Financial, Professional & International Insurance generally limits net retentions, through the use of reinsurance, up to $15.3 million per policy after retaining a layer of expected losses. For surety protection, the Company generally retains up to $55.0 million probable maximum loss (PML) per principal but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. In the International operations, per-risk retentions range from $4.0 million to $19.5 million. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Financial, Professional & International's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2008:

State	% of Total
California	5.9%
New York	5.6
Texas	4.5
Florida	3.5
All other domestic(1)	43.2

Total domestic	62.7
Total international	37.3

Total	100.0%

    (1)
    No other single state within the United States accounted for 3.0% or more of the total direct written premiums written in 2008 by the Financial, Professional & International Insurance segment.

Competition

        The competitive landscape in which Bond & Financial Products operates is affected by many of the same factors described previously for the Business Insurance segment. Competitors in this market are primarily national property and casualty insurance companies willing to write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments.

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

        At Lloyd's, International competes with other syndicates operating in the Lloyd's market as well as international and domestic insurers in the various markets where the Lloyd's operation writes business worldwide. Lloyd's syndicates are increasingly capitalized by corporate capital, much of which is provided by large international insurance enterprises. Competition is again based on price, product and service offerings. The Company focuses on lines it believes it can underwrite effectively and profitably with an emphasis on short-tail insurance lines. The Company underwrites through five principal business units at Lloyd's: aviation, marine, global property, accident & special risks, and power & utilities.

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

(for the year ended December 31, in millions)	2008	2007	2006	% of Total 2008
By product line:
Personal automobile	$3,660	$3,628	$3,692	52.3%
Homeowners and other	3,335	3,207	3,019	47.7

Total Personal Insurance	$6,995	$6,835	$6,711	100.0%

        In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company, and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc. These subsidiaries primarily offered nonstandard automobile coverage and accounted for $49 million and $187 million of net written premiums in the years ended December 31, 2007 and 2006, respectively. The sale was not material to the Company's results of operations or financial position.

Principal Markets and Methods of Distribution

        Personal Insurance products are distributed primarily through approximately 10,100 independent agents located throughout the United States, supported by personnel in 13 marketing regions, three single state companies and five service centers. In selecting new independent agencies to distribute its products, Personal Insurance considers, among other attributes, each agency's profitability, financial stability, staff experience and strategic fit with Personal Insurance's operating and marketing plans. Once an agency is appointed, Personal Insurance carefully monitors its performance. While the principal markets for Personal Insurance's insurance products are in states along the East Coast, in the South and Texas, Personal Insurance continues to expand its geographic presence across the United States.

        Personal Insurance operates single-state operations in each of Massachusetts, New Jersey and Florida with products marketed primarily through independent agents. These states represented approximately 16% of Personal Insurance direct written premiums in 2008. These operations were established to manage complex markets in Massachusetts and New Jersey and property catastrophe exposure in Florida. Massachusetts has dedicated resources in underwriting, claim, finance, legal and service functions. While New Jersey and Florida have also had dedicated resources, they are now moving toward sharing resources in a similar manner as other marketing regions. The Company continues to maintain its single state companies in each of these states.

        Personal Insurance uses a consistent operating model with agents outside of the single state companies discussed above. The model provides technological alternatives to agents to maximize their ease of doing business. Personal Insurance agents quote and issue approximately 97% of Personal Insurance's new business policies directly from their agencies by leveraging either their own agency management system or using Personal Insurance's proprietary quote and issuance systems which allow agents to rate, quote and issue policies on line. All of these quote and issue platforms interface with Personal Insurance's underwriting and rating systems, which edit transactions for compliance with Personal Insurance's underwriting and pricing programs. Business processed by agents on these platforms is subject to consultative review by Personal Insurance's in-house underwriters. Personal Insurance also provides a download capability that refreshes the individual agency system databases of approximately 8,100 agents each day with updated policy information.

        Personal Insurance continues to develop functionality to provide its agents with a comprehensive array of online service capabilities packaged together in an easy-to-use agency service portal, including customer service, marketing and claim functionality. Agencies can also choose to shift the ongoing service responsibility for Personal Insurance's customers to one of the Company's four Customer Care Centers, where the Company provides, on behalf of an agency, a comprehensive array of direct customer service needs, including response to billing and coverage inquiries, and policy changes. Approximately 1,440 agents take advantage of this service alternative.

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

Pricing and Underwriting

        Pricing of Personal Insurance property and casualty insurance products is generally developed based upon an estimation of expected losses, the expenses of producing, issuing and servicing business and managing claims, the time value of money associated with such loss and expense cash flows, and a reasonable allowance for profit. The Company has a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than growth in premium volume or market share alone.

        Personal Insurance has developed a product management methodology that integrates the disciplines of underwriting, claim, actuarial and product development. This approach is designed to maintain high quality underwriting discipline and pricing segmentation. Proprietary data accumulated over many years is analyzed with respect to Personal Insurance's business. Personal Insurance uses a variety of proprietary and vendor produced risk differentiation models to facilitate its pricing segmentation. Personal Insurance's product managers establish underwriting guidelines integrated with its filed pricing and rating plans, which enable Personal Insurance to execute its risk selection and pricing processes.

        Pricing for personal automobile insurance is driven in large part by changes in the frequency of claims and by inflation in the cost of automobile repairs, medical care and litigation of liability claims. As a result, the profitability of the business is largely dependent on promptly identifying and responding to disparities between premium levels and projected claim costs, and obtaining approval from state regulatory authorities when necessary for filed rate changes.

        Pricing in the homeowners business is also driven in large part by changes in the frequency of claims and by inflation in the cost of building supplies, labor and household possessions. Most homeowners policies offer, but do not require, automatic increases in coverage to reflect growth in replacement costs. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of homeowners insurance is affected by the incidence of natural disasters, particularly those related to weather and earthquakes. In order to manage the Company's exposure to catastrophe losses, Personal Insurance limits the writing of new homeowners business and selectively takes underwriting action on existing business in some markets. In addition, the Company has tightened underwriting standards, implemented price increases in some catastrophe-prone areas and put in place deductibles specific to hurricane and wind- and hail-prone areas. Personal Insurance uses sophisticated computer-modeling techniques to assess its level of exposure to loss in hurricane and earthquake catastrophe-prone areas. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling." The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes. See "—Reinsurance." Changes to methods of marketing and underwriting in some jurisdictions are subject to state-imposed restrictions, which can make it more difficult for an insurer to significantly manage catastrophe exposures.

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

        The Personal Insurance products sold through additional marketing channels utilize the same issuance systems discussed previously and exceptions are underwritten by the Company's employees. Underwriters work with Company management on business plan development, marketing and overall growth and profitability. Channel-specific production and claim information is used to analyze results and identify problems and opportunities.

Product Lines

        The primary coverages in Personal Insurance are personal automobile and homeowners insurance sold to individuals. Personal Insurance had approximately 7.4 million policies in force at December 31, 2008.

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

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Personal Insurance segment as of January 1, 2009. Personal Insurance retains the first $5.0 million of umbrella policies and purchases facultative reinsurance for limits over $5.0 million. For personal property insurance, there is a $7.0 million maximum retention per risk. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Personal Insurance's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2008:

State	% of Total
New York	15.1%
Texas	9.2
Pennsylvania	7.6
New Jersey	5.8
Massachusetts	5.4
California	5.0
Connecticut	4.8
Georgia	4.7
Virginia	4.5
Florida	4.4
Maryland	3.6
South Carolina	3.2
All others(1)	26.7

Total	100.0%

    (1)
    No other single state accounted for 3.0% or more of the total direct written premiums written in 2008 by the Personal Insurance segment.

Competition

        Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, Personal Insurance also faces competition from local and regional companies. Personal Insurance primarily competes based on service, ease of doing business, price, perceived stability of the insurer and name recognition. Personal Insurance competes for business within each independent agency since these agencies also offer policies of competing companies. At the agency level, competition is primarily based on the level of service, including claims handling, as well as the level of automation and the development of long-term relationships with individual agents, as well as on price. Personal Insurance also competes with insurance companies that use exclusive agents or salaried employees to sell their products, as well as those that employ direct marketing strategies, including the use of toll-free numbers and the internet. In addition to its traditional independent agency distribution, Personal Insurance has broadened its distribution of products by marketing to sponsoring organizations, including employee and affinity groups, through joint marketing arrangements with other insurers and direct marketing. Personal Insurance believes that its continued focus on underwriting and pricing segmentation, claim settlement effectiveness strategies and expense management practices enable Personal Insurance to price its products competitively in all of its distribution channels.

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

        Field claim management teams located in 27 claim centers and 87 satellite and specialty-only offices in 46 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Business Insurance, Financial, Professional & International Insurance, and Personal Insurance segments. Claim teams with specialized skills, resources, and workflows are matched to the unique exposures of those businesses with local claims management dedicated to achieving optimal results within each segment. The Company's home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. This structure permits the Company to maintain the economies of scale of a larger, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International is generally provided locally by staff in the respective international location due to local knowledge of applicable laws and regulations.

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

        Claim Services uses advanced technology, management information, and data analysis to assist the Company in reviewing its claim practices and results to evaluate and improve its claims management performance. The Company's claims management strategy is focused on segmentation of claims and appropriate technical specialization to drive effective claim resolution. The Company continually monitors its investment in claim resources to maintain an effective focus on claim outcomes and a disciplined approach to continual improvement. In 2007, the Company opened a state-of-the-art claims training facility, offering hands-on experiential learning to help ensure that its claim professionals are properly trained. In recent years, the Company has invested significant additional resources in many of its claim handling operations and routinely monitors the effect of its investments to ensure a consistent optimization among outcomes, cost and service.

        During 2006, Claim Services refined its catastrophe response strategy to increase the Company's ability to respond to a significant catastrophic event using its own personnel, enabling it to minimize reliance on independent adjustors and appraisers. During 2007, the Company continued to develop a larger dedicated catastrophe response team and trained a larger Enterprise Response Team of existing employees who can be deployed on short notice in the event of a catastrophe that generates claim volume exceeding the capacity of the dedicated catastrophe response team. In 2008, these internal resources were successfully deployed to respond to a record number of catastrophe claims, including those resulting from Hurricanes Ike, Gustav and Dolly.

        The Company continues to develop effective claim solutions that provide superior customer service. One example of this is the Company's auto claim service that features two Company-owned auto repair facilities and selected independently-owned auto repair facilities with Company appraisers on site to complete an estimate, handle all rental arrangements and monitor the repair process from start to finish. By managing the claims in this way, the Company can help ensure prompt, quality results and create a differentiated, superior claim experience for customers.

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

REINSURANCE

        The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk, except with regard to mandatory pools, and is generally subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after reductions for known insolvencies and after allowances for uncollectible amounts. The Company also holds collateral, including trust agreements, escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices, the price of their product offerings and the value of collateral provided. After reinsurance is purchased, the Company has limited ability to manage the credit risk to a reinsurer. In addition, in a number of jurisdictions, particularly the European Union and the United Kingdom, a reinsurer is permitted to transfer a reinsurance arrangement to another reinsurer, which may be less creditworthy, without a counterparty's consent, provided that the transfer has been approved by the applicable regulatory and/or court authority. For additional information concerning reinsurance, see note 5 of notes to the Company's consolidated financial statements and "Item 1A—Risk Factors."

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

        For a description of reinsurance-related litigation, see "Item 3—Legal Proceedings."

Catastrophe Reinsurance

        Catastrophes can be caused by various natural and man-made events including hurricanes, windstorms, earthquakes, hail, severe winter weather, explosions and fires. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those areas that are heavily populated. The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes. In addition to the coverage provided under this treaty, the Company also utilizes a catastrophe bond program, as well as a Northeast catastrophe reinsurance treaty, to protect against losses resulting from catastrophes in the Northeastern United States.

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

        Catastrophe Bond Program.    In May 2007, the Company announced the establishment of a multi-year catastrophe bond program to provide reinsurance protection for losses resulting from hurricanes and certain other catastrophes in the Northeast United States (from New Jersey to Maine). The Company may obtain reinsurance under the program by entering into one or more reinsurance agreements with Longpoint Re Ltd. (Longpoint Re), a newly-formed independent Cayman Islands insurance company. Longpoint Re successfully completed an offering to unrelated investors under the program of $500 million aggregate principal amount of catastrophe bonds on May 8, 2007. In connection with the offering, the Company and Longpoint Re entered into a three-year reinsurance agreement providing up to $500 million of reinsurance from losses resulting from certain hurricane events in the Northeast United States. The reinsurance agreement entered into by the Company and Longpoint Re utilizes a dual trigger that is based upon the Company's covered losses incurred and an index that is created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by Property Claim Services, a division of Insurance Services Offices, Inc. Amounts payable to the Company under the reinsurance agreement will be determined by the index-based losses, which are designed to approximate the Company's actual losses from any covered event. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreement. The index-based losses attachment point and maximum limit are reset annually to maintain a probability of loss on the catastrophe bonds equal to the initial modeled probability of loss. For the period May 8, 2007 through May 7, 2008, the Company was entitled to begin recovering amounts under the reinsurance agreement if the index-based losses in the covered area for a single occurrence reached an initial attachment amount of $2.25 billion. The full coverage amount of $500 million was available on a proportional basis until index-based losses reach a maximum $3.0 billion limit. In accordance with the program, the index-based losses attachment point and maximum limit were reset on May 8, 2008. Through May 7, 2009, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $2.425 billion. The full coverage amount of $500 million is available on a proportional basis until index-based losses reach a maximum $3.22 billion limit. The Company has not incurred any losses subject to the agreement since its inception.

        The $500 million limit is secured by a combination of assets held in a trust and a Total Return Swap with Goldman Sachs International that is guaranteed by The Goldman Sachs Group, Inc. (Goldman Sachs). The value of the trust assets at December 31, 2008 was estimated by Goldman Sachs to be $342 million. Subsequent to December 31, 2008, one asset of the trust failed to meet the investment guidelines of the trust and, accordingly, was sold on February 11, 2009. Pursuant to the Total Return Swap, upon sale of the asset, Goldman Sachs contributed cash to the trust equal to the difference between the sale proceeds of $53 million and the $100 million face value of the asset.

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

        Terrorism Risk Insurance Acts.    On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established the Terrorism Risk Insurance Program (the Program), a temporary Federal program in the Department of the Treasury, that provided for a system of shared public and private compensation for certain insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. The Program was scheduled to terminate on December 31, 2005. In December 2005, the Terrorism Risk Insurance Extension Act of 2005 (the Terrorism Extension Act) was enacted into Federal law, reauthorizing the Program through December 31, 2007, while reducing the Federal role under the Program. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was enacted into Federal law, extending coverage to include domestic acts of terrorism and reauthorizing the Program through 2014. The three acts are hereinafter collectively referred to as "the Acts."

        In order for a loss to be covered under the Program (subject losses), the loss must meet certain aggregate industry loss minimums and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury. The annual aggregate industry loss minimum is $100 million through 2014. The original Program excluded from participation certain of the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, and reinsurance. The Terrorism Extension Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers'), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the Acts. The Acts generally require that all commercial property casualty insurers licensed in the United States participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for 85% of subject losses, after an insurer deductible, subject to an annual cap. The Federal reimbursement percentage is 85% through 2014.

        The deductible for any calendar year is equal to 20% of the insurer's direct earned premiums for covered lines for the calendar year. The Company's estimated deductible under the Program is $2.16 billion for 2009. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the Program for additional covered terrorism losses for that program year. The Company has had no terrorism-related losses since the Program was established. Because the Acts are relatively new and their interpretation is untested, there may be uncertainty as to how they will be applied to specific circumstances. Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company's own reinsurance program, future losses from acts of terrorism, particularly those involving nuclear, biological, chemical or radiological events, could be material to the Company's operating results, financial position and/or liquidity in future periods. The Company will continue to manage this type of catastrophic risk by monitoring and controlling terrorism risk aggregations to the best of its ability.

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

        The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables (discussed by product line in the "Critical Accounting Estimates" section of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of

Operations") are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Reserve estimation difficulties also differ significantly by product line due to differences in the underlying insurance contract (e.g., claims-made versus occurrence), claim complexity, the volume of claims, the potential severity of individual claims, the determination of the occurrence date for a claim, and reporting lags (the time between the occurrence of the insured event and when it is actually reported to the insurer). Informed judgment is applied throughout the process.

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

Discounting

        Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for most long-term disability payments under workers' compensation insurance and workers' compensation excess insurance, which totaled $2.25 billion and $2.09 billion at December 31, 2008 and 2007, respectively, were discounted using a rate of 5% at December 31, 2008 and 2007. Reserves totaling $33 million for certain assumed reinsurance business at December 31, 2007 were discounted using a rate of 7%. No reserves for such assumed reinsurance business were discounted at December 31, 2008.

Claims and Claim Adjustment Expense Development Table

        The table that follows sets forth the year-end reserves from 1998 through 2008 and the subsequent changes in those reserves, presented on a historical basis. The original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1998 through 2003 have not been restated to reflect the acquisition of SPC in 2004. The table includes SPC reserves beginning at December 31, 2004.

        In addition, the original estimates, cumulative amounts paid and reestimated reserves in the table for the years 1998 to 2000 have not been restated to reflect the acquisition of Northland and Commercial Guaranty Casualty. Beginning in 2001, the table includes the reserve activity of Northland and Commercial Guaranty Casualty. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The data in the table is not accident year data, but rather a display of 1998 to 2008 year-end reserves and the subsequent changes in those reserves.

        For instance, the "cumulative deficiency (redundancy)" shown in the table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 1998 included $4 million for a loss that is finally paid in 2005 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million)

would be included in the cumulative deficiencies in each of the years 1998 to 2004 shown in the accompanying table.

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

(at December 31, in millions)	1998	1999	2000	2001(a)	2002(a)	2003(a)	2004(a)(b)(c)	2005(a)(b)(c)	2006(a)(b)(c)	2007(a)(b)(c)	2008(a)(b)(c)
Reserves for claims and claim adjustment expense originally estimated	$20,763	$19,983	$19,435	$20,197	$23,268	$24,055	$41,446	$42,895	$42,844	$43,098	$41,312
Cumulative amounts paid as of
One year later	4,159	4,082	4,374	5,018	5,170	4,651	8,871	8,632	7,417	8,146
Two years later	6,879	6,957	7,517	8,745	8,319	8,686	14,666	13,837	13,181
Three years later	9,006	9,324	10,218	11,149	11,312	11,541	18,733	18,466
Four years later	10,809	11,493	12,000	13,402	13,548	13,708	22,514
Five years later	12,565	12,911	13,603	15,115	15,229	15,574
Six years later	13,647	14,172	14,958	16,473	16,836
Seven years later	14,697	15,301	16,063	17,877
Eight years later	15,681	16,206	17,283
Nine years later	16,480	17,194
Ten years later	17,398
Reserves reestimated as of
One year later	20,521	19,736	19,394	23,228	23,658	24,222	41,706	42,466	42,172	41,373
Two years later	20,172	19,600	22,233	24,083	24,592	25,272	42,565	42,311	40,837
Three years later	19,975	22,302	22,778	25,062	25,553	26,042	42,940	41,692
Four years later	22,489	22,612	23,871	25,953	26,288	26,501	43,148
Five years later	22,593	23,591	24,872	26,670	26,731	26,803
Six years later	23,492	24,559	25,521	27,179	27,055
Seven years later	24,446	25,114	26,039	27,556
Eight years later	24,908	25,664	26,364
Nine years later	25,435	25,917
Ten years later	25,693
Cumulative deficiency (redundancy)(a)(b)	4,930	5,934	6,929	7,359	3,787	2,748	1,702	(1,203)	(2,007)	(1,725)
Gross liability—end of year	$29,411	$28,854	$28,312	$30,617	$33,628	$34,474	$58,984	$61,007	$59,202	$57,619	$54,646
Reinsurance recoverables	8,648	8,871	8,877	10,420	10,360	10,419	17,538	18,112	16,358	14,521	13,334

Net liability—end of year	$20,763	$19,983	$19,435	$20,197	$23,268	$24,055	$41,446	$42,895	$42,844	$43,098	$41,312

Gross reestimated liability—latest	$34,961	$35,977	$37,245	$40,006	$38,865	$37,829	$61,036	$59,999	$56,911	$55,967
Reestimated reinsurance recoverables—latest	9,268	10,060	10,881	12,450	11,810	11,026	17,888	18,307	16,074	14,594

Net reestimated liability—latest	$25,693	$25,917	$26,364	$27,556	$27,055	$26,803	$43,148	$41,692	$40,837	$41,373

Gross cumulative deficiency (redundancy)	$5,550	$7,123	$8,933	$9,389	$5,237	$3,355	$2,052	$(1,008)	$(2,291)	$(1,652)

        Included in the cumulative deficiency (redundancy) by year is the following impact of unfavorable prior year reserve development related to asbestos and environmental claims and claim adjustment expenses, in millions:

Asbestos	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Gross	$5,974	$5,846	$5,659	$5,377	$1,717	$1,692	$1,100	$266	$69	$70
Net	$4,385	$4,328	$4,278	$4,091	$1,146	$1,122	$1,057	$226	$70	$70
Environmental	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Gross	$1,069	$930	$855	$798	$644	$585	$392	$375	$267	$85
Net	$945	$888	$824	$780	$630	$571	$420	$390	$270	$85

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

(b)
For years prior to 2004, excludes SPC reserves, which were acquired on April 1, 2004. Accordingly, the reserve development (net reserves for claims and claim adjustment expense reestimated as of subsequent years less net reserves recorded at the end of the year, as originally estimated) for years prior to 2004 relates only to losses recorded by TPC and does not include reserve development recorded by SPC. For 2004 and subsequent years, includes SPC reserves and subsequent development recorded by SPC. At December 31, 2004, SPC gross reserves were $23,274 million, and net reserves were $15,959 million.

(c)
In December 2008, the Company completed the sale of Unionamerica Holdings Limited (Unionamerica), which comprised its United Kingdom (U.K.)-based runoff insurance and reinsurance businesses. (Unionamerica was acquired in 2004 as part of the merger of SPC and TPC.) Immediately before the sale, the claims and claim adjustment expense reserves of Unionamerica totaled $790 million. As a result of the sale, those obligations ceased being the responsibility of the Company and its affiliates. The sale is reflected in the table as a reduction in December 31, 2008 net reserves of $790 million and as a $790 million increase in paid losses for each of the years 2004 through 2007 to reflect the transfer (payment) of the reserves to the buyer, resulting in no impact to incurred losses.

Reserves on Statutory Accounting Basis

        At December 31, 2008, 2007 and 2006, claims and claim adjustment expense reserves (net of reinsurance) shown in the preceding table, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves), were $5 million higher, $30 million higher and $104 million lower, respectively, than those reported in the Company's respective annual reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves). The differences between GAAP and statutory reserves are primarily due to the differences in GAAP and statutory accounting for two items, (1) fees associated with billing of required reimbursements under large deductible business, and (2) the accounting for retroactive reinsurance. For large deductible business, the Company pays the deductible portion of a casualty insurance claim and then seeks reimbursement from the insured, plus a fee. This fee is reported as fee income for GAAP reporting, but as an offset to claim expenses paid for statutory reporting. Retroactive reinsurance balances result from reinsurance placed to cover losses on insured events occurring prior to the inception of a reinsurance contract. For GAAP reporting, retroactive reinsurance balances are included in reinsurance recoverables and result in lower net reserve amounts. Statutory accounting practices require retroactive reinsurance balances to be recorded in other liabilities as contra-liabilities rather than in loss reserves.

Asbestos and Environmental Claims

        Asbestos and environmental claims are segregated from other claims and are handled separately by the Company's Special Liability Group, a separate unit staffed by dedicated legal, claim, finance and engineering professionals. For additional information on asbestos and environmental claims, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation" and "—Environmental Claims and Litigation."

INTERCOMPANY REINSURANCE POOLING ARRANGEMENTS

        Most of the Company's insurance subsidiaries are members of an intercompany property and casualty reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus rather than just on its own capital and surplus. Under such arrangements, the members share substantially all insurance business that is written and allocate the combined premiums, losses and expenses.

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

        The Company's insurance operations could be negatively impacted by a downgrade in one or more of the Company's claims-paying or debt ratings. If this were to occur, the Company could experience a reduced demand for certain products in certain markets. Additionally, the Company's ability to access the capital markets could be impacted by a downgrade in one or more of the Company's debt ratings. If this were to occur, the Company could incur higher borrowing costs.

Claims—Paying Ratings

        The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Guarantee Company of Canada and Travelers Insurance Company Limited as of February 19, 2009. The table also presents S&P's Lloyd's Syndicate Assessment rating for Travelers Syndicate Management—Syndicate 5000. The table presents the position of each rating in the applicable agency's rating scale.

	A.M. Best	Moody's	S&P	Fitch
Travelers Reinsurance Pool(a)(b)	A+ (2nd of 16)	Aa2 (3rd of 21)	AA- (4th of 21)	AA (3rd of 24)
Travelers C&S Co. of America	A+ (2nd of 16)	Aa2 (3rd of 21)	AA- (4th of 21)	AA (3rd of 24)
First Floridian Auto and Home Ins. Co.	A- (4th of 16)	—	—	AA (3rd of 24)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA (3rd of 24)
The Premier Insurance Company of Massachusetts	A (3rd of 16)	—	—	—
Travelers C&S Co. of Europe, Ltd.	A+ (2nd of 16)	Aa2 (3rd of 21)	AA- (4th of 21)	—
Travelers Guarantee Company of Canada	A (3rd of 16)	—	—	—
Travelers Insurance Company Limited	A (3rd of 16)	—	—	—
Travelers Syndicate Management Limited—Syndicate 5000	—	—	3- (9 of 15)	—

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

(b)
The following affiliated companies are 100% reinsured by one of the pool participants noted in (a) above: Fidelity and Guaranty Insurance Company, Gulf Underwriters Insurance Company, American Equity Insurance Company, Select Insurance Company, St. Paul Fire and Casualty Insurance Company, The Travelers Lloyds Insurance Company and Travelers Lloyds of Texas Insurance Company. In addition, at December 31, 2008, Seaboard Surety Company, an affiliated company, was 90% reinsured by The Travelers Indemnity Company, one of the pool participants noted in (a) above. Effective January 1, 2009, Seaboard Surety Company was merged into Travelers C&S Co. of America.

Debt Ratings

        The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries as of February 19, 2009. The table also presents the position of each rating in the applicable agency's rating scale.

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

Rating Agency Actions

        The following rating agency actions were taken with respect to the Company in 2008 and through February 19, 2009:

  •
  On March 17, 2008, Fitch affirmed all ratings for the Company. The outlook remained stable.

  •
  On May 7, 2008, A.M. Best affirmed the financial strength rating of "A" for Travelers Guarantee Company of Canada. The outlook is stable.

  •
  On June 3, 2008, A.M. Best affirmed all of its ratings for the Company's debt, preferred stock and commercial paper listed in the foregoing table. Concurrently, A.M. Best affirmed the financial strength ratings of the Travelers Reinsurance Pool, Travelers C&S Company of America, First Floridian Auto and Home Insurance Company, First Trenton Indemnity Company, The Premier Insurance Company of Massachusetts and Travelers C&S Company of Europe, Ltd. listed in the foregoing table. The outlook is stable.

  •
  On June 6, 2008, Moody's upgraded the ratings of the Company (senior unsecured debt to "A2" from "A3," commercial paper to "P-1" from "P-2") and its subsidiaries (including Travelers Indemnity Company and its pooled or otherwise supported affiliates—insurance financial strength to "Aa2" from "Aa3"). The outlook is stable.

  •
  On August 14, 2008, Standard & Poor's affirmed the financial strength rating of "3-" for Travelers Syndicate Management Limited—Syndicate 5000. The outlook is stable.

  •
  On November 17, 2008, A.M. Best affirmed the financial strength rating of "A" for Travelers Insurance Company Limited. The outlook remains stable.

  •
  On February 13, 2009, Fitch affirmed all ratings for the Company. The outlook remained stable.

INVESTMENT OPERATIONS

        A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government bonds, tax-exempt U.S. municipal bonds, and taxable corporate and U.S. agency mortgage-backed bonds. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's insurance and debt obligations. The Company's management of the duration of the fixed income investment portfolio generally produces a duration that modestly exceeds the estimated duration of the Company's net insurance liabilities.

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

        The Company also invests much smaller amounts in equity securities, venture capital (through direct ownership and limited partnerships), private equity limited partnerships, joint ventures, real estate and real estate partnerships, hedge funds, mortgage loans and trading securities. These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

        See note 3 of notes to the Company's consolidated financial statements for additional information regarding the Company's investment portfolio.

DERIVATIVES

        See notes 1 and 3 of notes to the Company's consolidated financial statements for a discussion of the policies and transactions related to the Company's derivative financial instruments.

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

        Rate and Rule Approvals.    TRV's insurance subsidiaries are subject to each state's laws and regulations regarding rate and rule approvals. The applicable laws and regulations are used by states to establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory, or used to engage in unfair price competition. An insurer's ability to increase rates and the relative timing of the process are dependent upon each respective state's requirements.

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

        Assessments for Guaranty Funds and Second-Injury Funds and Other Mandatory Pooling and Reinsurance Arrangements.    Virtually all states require insurers licensed to do business in their state, including TRV's insurance subsidiaries, to bear a portion of the loss suffered by some claimants because of the insolvency of other insurers. Many states also have laws that established second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury.

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

        Assessments may include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities. Examples of such mechanisms include, but are not limited to, the Florida Hurricane Catastrophe Fund, Florida Citizens Property Insurance Corporation, Louisiana Citizens Property Insurance Corporation and the Texas Windstorm Insurance Association. Amounts payable or paid as a result of arrangements that are in substance reinsurance, including certain involuntary pools where insurers are required to assume premiums and losses from those pools, are accounted for as reinsurance (e.g., National Workers' Compensation Reinsurance Pool). Amounts related to assessments from arrangements that are not reinsurance are reported as a component of "General and Administrative Expenses." For additional information concerning assessments for guaranty funds and second-injury funds and other mandatory pooling and reinsurance agreements including state-funding mechanisms, see "Item 1A—Risk Factors."

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

        Based on preliminary 2008 IRIS ratios calculated by the Company, The Travelers Indemnity Company and The Standard Fire Insurance Company had results outside the normal range on one IRIS ratio, due to the amount of dividends received from their respective subsidiaries. Travelers Casualty and Surety Company of America had results outside the normal range for one IRIS ratio due to reduced dividends paid to its parent company in 2008. First Trenton Indemnity Company had results outside the normal range for two IRIS ratios due to increased dividends paid to its parent company in 2008. Travelers Auto Insurance Co. of New Jersey had results outside the normal range for one IRIS ratio due to the receipt of a capital contribution from its parent company. Several additional companies had results outside the normal range for one IRIS ratio due to increased direct written premiums in these companies. In 2007, St. Paul Mercury Insurance Company had results outside the normal range on four of the IRIS ratios, and St. Paul Guardian Insurance Company had results outside the normal range on three of the IRIS ratios. These results were due to these companies becoming Travelers Reinsurance Pool participants in 2007. Previously, these companies had been 100% reinsured by The Travelers Indemnity Company, one of the Travelers Reinsurance Pool participants. In conjunction with their new participation, St. Paul Mercury Insurance Company and St. Paul Guardian Insurance Company received capital contributions of $30 million and $10 million, respectively, from their parent company, St. Paul Fire and Marine Insurance Company, in 2007.

        Management does not anticipate regulatory action as a result of the 2008 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required. It is possible that similar results could occur in the future.

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

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2008, all of TRV's insurance subsidiaries had total adjusted capital in excess of the RBC requirement.

        Investment Regulation.    Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications. At December 31, 2008, the Company was in compliance with these laws and regulations.

        Agent and Broker Compensation.    As part of industry-wide investigations, the Company received subpoenas and written requests for information from a number of regulators. The areas of pending inquiry addressed to the Company include the method by which brokers and agents are compensated.

The Company cooperated with these subpoenas and requests for information. The Company has also entered into agreements with several of these regulators to resolve issues related to broker and agent compensation. As a result of these agreements, the Company has discontinued paying contingent commissions in the United States on a number of insurance businesses, including excess casualty and umbrella, personal insurance, boiler and machinery, financial guaranty, fidelity and burglary & theft. The Company has developed alternative compensation arrangements for these lines of business that compensate brokers and agents in a manner that differentiates for business performance and is consistent with all applicable laws. Beginning January 1, 2007, the Company offered an optional fixed commission program in the U.S. for most commercial insurance lines.

International Regulation

        TRV's insurance underwriting subsidiaries based in the United Kingdom, Travelers Insurance Company Limited and Travelers Casualty and Surety Company of Europe Limited, are regulated by the Financial Services Authority (FSA). The FSA's principal objectives are to maintain market confidence, promote public understanding of the financial system, protect consumers, and fight financial crime. TRV's managing agent (Travelers Syndicate Management Ltd.) of its Lloyd's syndicate is also regulated by the FSA, which has delegated certain regulatory responsibilities to the Council of Lloyd's.

        Through Lloyd's, TRV is licensed to write business in over 70 countries throughout the world by virtue of Lloyd's international licenses. In each such country, TRV is subject to the laws and insurance regulation of that country. In 2007, a TRV subsidiary, Travelers Casualty and Surety Company, established a representative office in China. The representative office is regulated by the China Insurance Regulatory Commission. In addition, in 2007, TRV's Lloyd's managing operations agency established a service company in Singapore, the underwriting operations of which are regulated by the Monetary Authority of Singapore.

        TRV's insurance operations in the Republic of Ireland are regulated by the Irish Financial Services Regulatory Authority. In Canada, the conduct of TRV's insurance business is regulated by the Office of the Superintendent of Financial Institutions under provisions of the Insurance Companies Act, which requires insurance companies to maintain certain levels of capital depending on the type and amount of insurance policies in force.

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

ENTERPRISE RISK MANAGEMENT

        As a large property casualty insurance enterprise, the Company is exposed to many risks. These risks are a function of the environments within which the Company operates. Since certain risks can be correlated with other risks, an event or a series of events can impact multiple areas of the Company simultaneously and have a material effect on the Company's results of operations, financial position or liquidity. These exposures require an entity-wide view of risk and an understanding of the potential impact on all aspects of the Company. It also requires the Company to manage its risk-taking to be within its risk appetite in a prudent effort to create and preserve value for all of the Company's constituents. This approach to Company-wide risk evaluation and management is commonly called Enterprise Risk Management (ERM). ERM activities involve both the identification and assessment of a broad range of risks and the development of plans to effectively manage such risks.

        ERM at the Company has been operational for many years and incorporates risk-based analytics, reporting and feedback among the various disciplines throughout the Company, including, but not limited to, the underwriting, claim, reinsurance, investment, legal, regulatory, actuarial, finance and technology functions. Board oversight of ERM is provided by the Risk Committee. In addition to the day-to-day risk management activities within the Company's business units, other key internal risk management functions include the Management Committee (comprised of the Company's Chief Executive Officer and the other most senior members of management), the Risk Committee of management, the Credit Committee, the Chief Compliance Officer, the Business Conduct Officer, the Corporate Actuarial group, the Internal Audit group, the Accounting Policy group, the Enterprise Underwriting group and many others.

        A senior executive oversees the ERM process. The mission of this executive is to facilitate risk assessment and to collaborate in implementing risk management strategies. Another strategic ERM objective includes working across the Company to enhance effective and realistic risk modeling capabilities as part of the Company's overall effort to understand and manage its portfolio of risks to be within its risk appetite.

        The Company's ERM efforts build upon its foundation of internal control. ERM expands the internal control objectives of effective and efficient operations, reliable financial reporting and compliance with applicable laws and regulations, to fostering, leading and supporting an integrated, risk-based culture within the Company that focuses on value creation and preservation. However, internal control systems and ERM can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of any control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result, the possibility of material financial loss remains in spite of the Company's significant risk management efforts. An investor should carefully consider the risks and all of the other information set forth in this annual report, including the discussions included in "Item 1A—Risk Factors," "Item 7A—Quantitative and Qualitative Disclosures About Market Risk," and "Item 8—Financial Statements and Supplementary Data."

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

Employees

        At December 31, 2008, the Company had approximately 33,000 employees. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements.

Sources of Liquidity

        For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and note 8 of notes to the Company's consolidated financial statements.

Taxation

        For a discussion of tax matters affecting the Company and its operations, see note 11 of notes to the Company's consolidated financial statements.

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

Company Website and Availability of SEC Filings

        The Company's Internet website is www.travelers.com. Information on the Company's website is not incorporated by reference herein and is not a part of this Form 10-K. The Company makes available free of charge on its website or provides a link on its website to the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company's website, then click on "SEC Filings" under the "Investors" heading.

        From time to time, the Company may use its website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investor.travelers.com. In addition, you may automatically receive e-mail alerts and other information about the Company by enrolling your e-mail address by visiting the "E-mail Alert Service" section at http://investor.travelers.com.

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

Bornhuetter-Ferguson method

An actuarial method to estimate ultimate losses for a given cohort of claims such as an accident year/product line component. If the paid-to-date losses are then subtracted from the estimated ultimate losses, the result is an indication of the outstanding losses.

The basic premise of the method is that the historical ratio of additional claim activity to earned premium for a given product line component/age-to-age period is stable and predictable. It implicitly assumes that the actual activity to date for past periods for that cohort is not a credible predictor of future activity for that cohort, or at least is not credible enough to override the "a priori" assumption as to future activity. It may be applied to either paid or case incurred claim data. It is used most often where the claim data is sparse and/or volatile and for relatively young cohorts with low volumes and/or data credibility.

To illustrate, the method may assume that the ratio of additional paid losses from the 12 to 24 month period for an accident year is 10% of the original "a priori" expected losses for that accident year. The original "a priori" expected losses are typically based on the original loss ratio assumption for that accident year, with subsequent adjustment as facts develop.

The ultimate losses equal actual activity to date plus the expected values for future periods.
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
Case-incurred development method

An actuarial method to estimate ultimate losses for a given cohort of claims such as an accident year/product line component. If the paid-to-date losses are then subtracted from the estimated ultimate losses, the result is an indication of the unpaid losses.

The approach is the same as that described in this glossary under the "paid loss development method," but based on the growth in cumulative case-incurred losses (i.e., the sum of claim-adjustor incurred estimates for claims in the cohort) rather than paid losses. The basic premise of the method is that cumulative case incurred losses for a given cohort of claims will grow in a stable, predictable pattern from year-to-year, based on the age of the cohort.

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

Catastrophe

A severe loss, resulting from natural and man-made events, including risks such as fire, earthquake, windstorm, explosion, terrorism and other similar events. Each catastrophe has unique characteristics. Catastrophes are not predictable as to timing or amount in advance, and therefore, their effects are not included in earnings or claims and claim adjustment expense reserves prior to occurrence. A catastrophe may also result in the payment of reinstatement premiums and assessments from various pools.

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
Commutation agreement

An agreement between a reinsurer and a ceding company whereby the reinsurer pays an agreed-upon amount in exchange for a complete discharge of all obligations, including future obligations, between the parties for reinsurance losses incurred.

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

Demand surge

Significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services, commonly as a result of a large catastrophe resulting in significant widespread property damage.

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

Fair Access to Insurance Requirements (FAIR) Plan

A residual market mechanism which provides property insurance to those unable to obtain such insurance through the regular (voluntary) market. FAIR plans are set up on a state-by-state basis to cover only those risks in that state. For more information, see "residual market (involuntary business)."

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

Reinstatement premiums	Additional premiums payable to reinsurers to restore coverage limits that have been exhausted as a result of reinsured losses under certain excess-of-loss reinsurance treaties.
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

Risk retention group	An alternative form of insurance in which members of a similar profession or business band together to self insure their risks.
Runoff business	An operation which has been determined to be nonstrategic; includes non-renewals of in-force policies and a cessation of writing new business, where allowed by law.
Salvage	The amount of money an insurer recovers through the sale of property transferred to the insurer as a result of a loss payment.
S-curve method

A mathematical function which depicts an initial slow change, followed by a rapid change and then ending in a slow change again. This results in an "S" shaped line when depicted graphically. The actuarial application of these curves fit the reported data to date for a particular cohort of claims to an S-curve to project future activity for that cohort.

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

        Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.    Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including, among others, hurricanes, windstorms, earthquakes, hail, severe winter weather, wildfires and volcanic eruptions. Catastrophes can also be man-made, such as a terrorist attack (including those involving nuclear, biological, chemical or radiological events) or a consequence of war or political instability. The geographic distribution of our business subjects us to catastrophe exposures, which include, but are not limited to: hurricanes from Maine through Texas; tornadoes throughout the central United States and Southeast; earthquakes in California, the New Madrid region and the Pacific Northwest region of the United States and Canada; and wildfires, particularly in the Southwest.

        The incidence and severity of catastrophes are inherently unpredictable. Some scientists believe that in recent years, changing climate conditions have added to the unpredictability and frequency of natural disasters (including, but not limited to, hurricanes, tornadoes, other storms and fires) in certain parts of the world and created additional uncertainty as to future trends and exposures. For example, in recent years hurricane activity has impacted areas further inland than previously experienced, thus expanding our overall hurricane exposure. It is possible that both the frequency and severity of natural and man-made catastrophic events could increase. The catastrophe modeling tools that we use to help manage certain of our catastrophe exposures are based on assumptions and judgments that are subject to error and mis-estimation and may produce estimates that are materially different than actual results. Our expansion into new geographical areas as well as changing climate conditions could cause our catastrophe models to be even less predictive, thus limiting our ability to effectively manage such exposures. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling."

        The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. States have from time to time passed legislation, and regulators have taken action, that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets. Participation in residual market mechanisms has resulted in, and may continue to result in, significant losses or assessments to insurers, including us, and, in certain states, those losses or assessments may not be commensurate with our catastrophe exposure in those states. If our competitors leave those states having residual market mechanisms, remaining insurers, including us, may be subject to significant increases in losses or assessments following a catastrophe. In addition, following catastrophes, there are sometimes legislative initiatives and court decisions which seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies. Also, our ability to increase pricing to the extent necessary to offset rising costs of catastrophes, particularly in the Personal Insurance segment, requires approval of regulatory authorities of certain states. Our ability or our willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment, changes in the general economic climate and/or social responsibilities. We also may choose to write business in catastrophe-prone areas that we might not otherwise write for strategic purposes, such as improving our access to other underwriting opportunities.

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

        Catastrophe losses could materially and adversely affect our results of operations for any fiscal quarter or year and may materially harm our financial position, which in turn could adversely affect our financial strength and claims-paying ratings and could impair our ability to raise capital on acceptable terms or at all. Also, as a result of our exposure to catastrophe losses or following a catastrophe, rating agencies may further increase their capital requirements, which may require us to raise capital to maintain our ratings or adversely affect our ratings. A ratings downgrade could hurt our ability to compete effectively or attract new business. In addition, catastrophic events could cause us to exhaust our available reinsurance limits and could adversely impact the cost and availability of reinsurance. Such events can also impact the credit of our reinsurers. For a discussion of our catastrophe reinsurance coverage, see "Item I—Business—Reinsurance—Catastrophe Reinsurance." Catastrophic events could also adversely impact the credit of the issuers of securities, such as states or municipalities, in whom we have invested, which could materially and adversely affect our results of operations and financial position.

        In addition to catastrophe losses, the accumulation of losses from smaller weather-related events in any fiscal quarter or year could materially and adversely impact our results of operations in those periods.

        Given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in our own reinsurance program, future losses from acts of terrorism, particularly those involving nuclear, biological, chemical or radiological events, could materially and adversely affect our results of operations, financial position and/or liquidity. Although the Terrorism Risk Insurance Program Reauthorization Act of 2007 provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations. Under this law, once our losses exceed 20% of our commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us for 85% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. In addition, because this law is relatively new and its interpretation is untested, there may be uncertainty as to how it will be applied to specific circumstances.

        Because of the risks set forth above, catastrophes such as those caused by various natural events, or man-made events such as a terrorist attack (including those involving nuclear, biological, chemical or radiological events), could materially and adversely affect our results of operations, financial position and/or liquidity.

        Financial disruption or a prolonged economic downturn may materially and adversely affect our business.    Worldwide financial markets have recently experienced significant disruption, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. Moreover, many companies are experiencing reduced liquidity and uncertainty as to their ability to raise capital. In the event that these conditions persist or result in a prolonged economic downturn, our results of operations, financial position and/or liquidity could be materially and adversely affected. In addition, as a result of recent financial events, we may face increased regulation. Many of the risk factors that follow identify risks that result from, or are exacerbated by, financial disruption or a prolonged economic downturn. These include risks discussed below related to our investment portfolio, reinsurance arrangements, other credit exposures, emerging claim and coverage issues, the competitive environment, regulatory developments and the impact of rating agency actions. You should also refer to "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation", particularly the "Outlook" section.

        Our investment portfolio may suffer reduced returns or material losses.    Investment returns are an important part of our overall profitability.

        Fixed maturity and short-term investments comprised approximately 94% of the carrying value of our investment portfolio as of December 31, 2008. Changes in interest rates (inclusive of credit spreads) affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting our net investment income. Conversely, rising interest rates reduces the market value of existing fixed maturity investments.

        We invest a portion of our assets in equity securities, private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, venture capital investments, directly owned real estate and trading securities, all of which are subject to greater volatility in their investment returns than fixed maturity investments. General economic conditions, changes in applicable tax laws and many other factors beyond our control can adversely affect the value of our non-fixed maturity investments and the realization of net investment income, and/or result in realized investment losses, as well as the level of returns available from such investments in the future. As a result of these factors, we may realize reduced returns on these investments, we may incur losses on sales of these investments and we may be required to write down the value of these investments, which could reduce our net investment income and result in realized investment losses.

        During an economic downturn, our investment portfolio could be subject to higher risk. The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer's payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses.

        Our investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of the investment portfolio that is carried at fair value as reflected in our financial statements is not reflective of prices at which actual transactions would occur.

        Our fixed maturity investment portfolio is invested, in substantial part, in obligations of states, municipalities, and political subdivisions (collectively referred to as the municipal bond portfolio). Notwithstanding the relatively low historical rates of default on many of these obligations, during an economic downturn, our municipal bond portfolio could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue. Our portfolio has also benefited from tax exemptions and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Federal and/or state tax legislation could be enacted in connection with deficit reduction or various types of fundamental tax reform that would lessen or eliminate some or all of the tax advantages currently benefiting us and could adversely affect the value of our investment portfolio.

        Because of the risks set forth above, the value of our investment portfolio could decrease, we could experience reduced net investment income, and we could incur realized investment losses, which could materially and adversely affect our results of operations, financial position and/or liquidity.

        We may not be able to collect all amounts due to us from reinsurers, and reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all.    The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect our business volume and profitability. The availability of reinsurance capacity can be impacted by general economic conditions and conditions in the reinsurance market, such as the occurrence of significant reinsured events. In particular in 2009, we expect there may be a significant capacity shortage with regard to catastrophe reinsurance, which could adversely impact the cost and availability of reinsurance to us.

        Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. Accordingly, we are subject to credit risk with respect to our ability to recover amounts due from reinsurers.

        In the past, certain reinsurers have ceased writing business and entered into runoff. Some of our reinsurance claims may be disputed by the reinsurers, and we may ultimately receive partial or no payment. This is a particular risk in the case of claims that relate to insurance policies written many years ago, including those relating to asbestos and environmental claims. In addition, in a number of jurisdictions, particularly the European Union and the United Kingdom, a reinsurer is permitted to transfer a reinsurance arrangement to another reinsurer, which may be less creditworthy, without a counterparty's consent, provided that the transfer has been approved by the applicable regulatory and/or court authority. The ability of reinsurers to transfer their risks to other, less creditworthy reinsurers may adversely impact our ability to collect amounts due to us.

        Included in reinsurance recoverables are certain amounts related to structured settlements. Structured settlements comprise annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where we did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables as we retain the contingent liability to the claimant. In the event that the life insurance company fails to make the required annuity payments, we would be required to make such payments.

        Many reinsurance companies and life insurance companies have been negatively impacted by deteriorating financial and economic conditions, including unprecedented financial market disruption. A number of these companies, including those with which we conduct business, have been downgraded and/or have been placed on negative outlook by various rating agencies.

        Because of the risks set forth above, we may not be able to collect all amounts due to us from reinsurers, and reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all, and/or life insurance companies may fail to make required annuity payments, and thus our results of operations and financial condition could be materially and adversely affected.

        We are exposed to credit risk in certain of our business operations.    In addition to exposure to credit risk related to our investment portfolio and reinsurance recoverables discussed above, we are exposed to credit risk in several other areas of our business operations, including credit risk relating to policyholders, independent agents and brokers.

        We are exposed to credit risk in our surety insurance operations, where we guarantee to a third party that our customer will satisfy certain performance obligations (e.g., a construction contract) or certain financial obligations. If our customer defaults, we may suffer losses and be unable to be reimbursed by our customer.

        In addition, a portion of our business is written with large deductible insurance policies. Under workers' compensation insurance contracts with deductible features, we are obligated to pay the claimant the full amount of the claim. We are subsequently reimbursed by the contractholder for the deductible amount and, as a result, we are exposed to credit risk to the policyholder. Moreover, certain policyholders purchase retrospectively rated workers' compensation policies (i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). Retrospectively rated policies expose us to additional credit risk to the extent that the adjusted premium is greater than the original premium.

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

        To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn. While we attempt to manage the risks discussed above through underwriting and investment guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. For example, collateral obtained may subsequently have little or no value. As a result, our exposure to the above credit risks could materially and adversely affect our results of operations and financial condition.

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

        The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures; adverse changes in loss cost trends, including inflationary pressures in medical costs and auto and home repair costs; general economic conditions; legal trends and legislative changes; and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). The estimation of loss reserves may also be more difficult during times of adverse economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims.

        We continually refine our loss reserve estimates in a regular, ongoing process as historical loss experience develops and additional claims are reported and settled. Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. Different experts may choose different assumptions when faced with material uncertainty, based on their individual backgrounds, professional experiences and areas of focus. Hence, such experts may at times produce estimates materially different from each other. This risk may be exacerbated in the context of an acquisition. Experts providing input to the various estimates and underlying assumptions include actuaries, underwriters, claim personnel and lawyers, as well as other Company management. Therefore, management may have to consider varying individual viewpoints as part of its estimation of loss reserves.

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

        Asbestos Claims.    We believe that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders. While we have experienced a decrease in asbestos claims over the past several years, we continue to receive a significant number of asbestos claims from our policyholders (which includes others seeking coverage under a policy), including claims against our policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the focus by plaintiffs on previously peripheral defendants. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years. In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including us. Bankruptcy proceedings have also caused increased settlement demands against those policyholders who are not in bankruptcy but who remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on defendants previously considered peripheral, contributes to the claims and claim adjustment expense payments we have experienced. In addition, our asbestos-related claims and claim adjustment expense experience is impacted by the unavailability of other insurance sources potentially available to policyholders, whether through the exhaustion of policy limits or insolvency.

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

        While the ongoing evaluation of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs' expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of our management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could materially and adversely affect our results of operations. See the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." Also see "Item 3—Legal Proceedings."

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

        Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the current related reserves. In addition, our estimate of claims and claim adjustment expenses may change, and such change could be material. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could materially and adversely affect our results of operations.

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

  •
  claims under directors' & officers' insurance policies relating to: losses from involvement in financial market activities, such as mortgage or financial product origination, distribution or structuring; fraud, including those related to investment management businesses; possible accounting irregularities; and corporate governance issues;

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

        In addition, the potential passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to extend the statutes of limitations or otherwise to repeal or weaken tort reforms could have an adverse impact on our business. In particular, recent shifts in the political landscape could increase the likelihood of the passing of such legislation in a number of states.

        The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business and materially and adversely affect our results of operations.

        The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability.    The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive for the foreseeable future. We compete with both domestic and foreign insurers, a number of which are experiencing financial difficulties. Competitors that are experiencing financial difficulties may offer products at prices and on terms that are not consistent with our economic standards in an effort to maintain their business. The competitive environment in which we operate could also be impacted by current general economic conditions, which could reduce the volume of business available to us, as well as to our competitors. Also, competitors that receive financial support from the federal government may have advantages that are not available to other market participants. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Outlook."

        Our competitive position is based on many factors, including but not limited to our:

  •
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

  •
  geographic scope of business;

  •
  local presence; and

  •
  ability to keep pace relative to our competitors with changes in technology and information systems.

        We may have difficulty in continuing to compete successfully on any of these bases in the future. If competition limits our ability to retain existing business or write new business at adequate rates, our results of operations could be materially and adversely affected. See "Competition" sections of the discussion on business segments in "Item 1—Business."

        The insurance industry and we are the subject of a number of investigations by state and federal authorities in the United States. We cannot predict the outcome of these investigations or the impact on our business practices or financial results.    As part of industry-wide investigations, we have

received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the U.S. Attorney for the Southern District of New York and the U.S. Securities and Exchange Commission (SEC). The areas of pending inquiry addressed to us include our relationship with brokers and agents and our involvement with "non-traditional" insurance and reinsurance products. We may receive additional subpoenas and requests for information with respect to these matters. For further information, see "Item 3—Legal Proceedings".

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

        Our businesses are heavily regulated and changes in regulation may reduce our profitability and limit our growth.    We are extensively regulated and supervised in the jurisdictions in which we conduct business, including licensing and supervision by governmental regulatory agencies in such jurisdictions.

        This regulatory system is generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders and other investors. For example, to protect policyholders whose insurance company becomes financially insolvent, guaranty funds have been established in all fifty states to pay the covered claims of policyholders in the event of an insolvency of an insurer. The funding of guaranty funds is provided through assessments levied against remaining insurers in the marketplace. As a result, the insolvency of one or more insurance companies could result in additional assessments levied against us.

        This regulatory system also addresses authorization for lines of business, capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer's business.

        In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the National Association of Insurance Commissioners (NAIC) and state insurance regulators continually reexamine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. In addition, Congress and some federal agencies from time to time investigate the current condition of insurance regulation in the United States to determine whether to impose federal or national regulation or to allow an optional federal charter, similar to the option available to most banks. In the future, additional federal regulation may be enacted which could impact the ways in which we conduct our business and could result in higher compliance costs. We cannot predict the effect any proposed or future legislation or NAIC initiatives may have on the conduct of our business or results of operations.

        Although the United States federal government does not currently directly regulate the insurance business, changes in federal legislation, regulation and/or administrative policies in several areas, including changes in financial services regulation (e.g., the repeal of the McCarran-Ferguson Act) and federal taxation, can significantly harm the insurance industry, including us. A number of proposals being considered by the U.S. Congress, if they became law, would give the federal government an increased role in insurance regulation, including supervisory authority over the holding company.

        Further, in a time of financial uncertainty or a prolonged economic downturn, regulators may choose to adopt more restrictive insurance laws and regulations. For example, insurance regulators may choose to restrict the ability of insurance subsidiaries to make payments to their parent companies or reject rate increases due to the economic environment.

        Insurance laws or regulations that are adopted or amended may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs of compliance and thus could materially and adversely affect our results of operations and limit our growth.

        A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs.    Claims-paying and financial strength ratings have become increasingly important to an insurer's competitive position. Rating agencies review insurers' ratings periodically, and change their ratings criteria periodically, and therefore our current ratings may not be maintained in the future. A downgrade in one or more of our ratings could negatively impact our business volumes because demand for certain of our products may be reduced, particularly because many customers may require that we maintain minimum ratings to enter into or renew business with us. Additionally, we may find it more difficult to access the capital markets and we may incur higher borrowing costs. If significant losses, such as those resulting from one or more major catastrophes, or significant reserve additions or significant investment impairments were to cause our capital position to deteriorate significantly, or if one or more rating agencies substantially increase their capital requirements, we may need to raise equity capital in the future (which we may not be able to do at a reasonable cost or at all) in order to maintain our ratings or limit the extent of a downgrade. A continued trend of more frequent and severe weather-related catastrophes or a prolonged economic downturn may lead rating agencies to substantially increase their capital requirements. For further discussion about our ratings, see, "Item 1—Business—Ratings."

        The inability of our insurance subsidiaries to pay dividends to our holding company in sufficient amounts would harm our ability to meet our obligations and to pay future shareholder dividends.    Our holding company relies on dividends from our insurance subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders and corporate expenses. The ability of our insurance subsidiaries to pay dividends to us in the future will depend on their statutory surplus, earnings and regulatory restrictions.

        We are subject to regulation by some states as an insurance holding company system. Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. In a time of prolonged economic downturn, regulators may choose to further restrict the ability of insurance subsidiaries to make payments to their parent companies. The ability of our insurance subsidiaries to pay dividends to our holding company is also restricted by regulations that set standards of solvency that must be met and maintained. The inability of our insurance subsidiaries to pay dividends to our holding company in an amount sufficient to meet our debt service obligations and other cash requirements could harm our ability to meet our obligations and to pay future shareholder dividends.

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

        Loss of or significant restriction on the use of credit scoring in the pricing and underwriting of Personal Insurance products could reduce our future profitability.    In Personal Insurance, we use credit scoring as a factor in pricing decisions where allowed by state law. Some consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against people with low incomes, minority groups and the elderly and are calling for the prohibition or restriction on the use of credit scoring in underwriting and pricing. In August of 2008, for example, the Michigan Court of Appeals ruled to allow state regulators to prohibit insurers from using customers' credit scores to determine home and auto insurance rates. Laws or regulations that significantly curtail the use of credit scoring, if enacted in a large number of states, could adversely affect our future profitability.

        We are subject to a number of risks associated with our business outside the United States.    We conduct business outside the United States primarily in the United Kingdom, Canada and Ireland. We have also started to explore opportunities in other countries, including in emerging markets such as India and China. While our business outside of the United States currently constitutes a relatively small portion of our revenues, in conducting such business we are subject to a number of significant risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, exchange controls and other restrictive governmental actions, which could have an adverse effect on our business and our reputation. In addition, some countries, particularly emerging economies, have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.

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

        Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology.    We depend in large part on our technology systems for conducting business and processing claims, and thus our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost and resource efficient manner. Some system development projects are long-term in nature, may negatively impact our expense ratios as we invest in the projects and may cost more than we expect to complete. They also may not deliver the benefits we expect once they are complete. If we do not effectively and efficiently manage and upgrade our technology portfolio, or if the costs of doing so are higher than we expect, our ability to provide competitive services to new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.

        If we experience difficulties with technology, data security and/or outsourcing relationships our ability to conduct our business could be negatively impacted.    While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is highly dependent upon our employees' ability to perform, in an efficient and uninterrupted fashion, necessary business functions. A shut-down of, or inability to, access one or more of our facilities, a power outage or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Computer viruses, hackers and other external hazards could expose our data systems to security breaches. These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. As a result, our ability to conduct our business might be adversely affected.

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

        Acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences.    From time to time we may investigate and pursue acquisition opportunities if we believe that such opportunity is consistent with our long-term objectives and that the potential rewards of the acquisition exceed the risks. The process of integrating an acquired company or business can be complex and costly, however, and may create unforeseen operating difficulties and expenditures. For example, acquisitions may present significant risks, including:

  •
  the potential disruption of our ongoing business;

  •
  the ineffective integration of underwriting, claims handling and actuarial practices;

  •
  the increase in the inherent uncertainty of reserve estimates for a period of time, until stable trends reestablish themselves within the combined organization, as past trends (that were a function of past products, past claims handling procedures, past claims departments and past legal and other experts) may not repeat themselves;

  •
  the diversion of management time and resources to acquisition integration challenges;

  •
  the loss of key employees; and

  •
  the cultural challenges associated with integrating employees.

        There is no guarantee that any businesses acquired in the future will be successfully integrated, and the ineffective integration of our businesses and processes may result in substantial costs or delays and adversely affect our ability to compete. Also, the acquired business may not perform as projected, and any cost savings and other synergies anticipated from the acquisition may not materialize.

Item 1B.    UNRESOLVED STAFF COMMENTS

        On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance subsequently asked for further information, which the Company provided. Specifically, the staff asked for information concerning the Company's adjustments to certain of SPC's insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC's reserves for periods prior to the merger of SPC and TPC. After reviewing the staff's questions and comments and discussions with the Company's independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being considered may not be recorded as charges in the Company's consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders' equity at December 31, 2008, 2007, 2006, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders' equity (adjusted for the effects of deferred taxes associated with goodwill and other intangible assets) at December 31, 2008, 2007, 2006, 2005 and 2004 would not be material. Increases to goodwill and deferred tax liabilities would be reflected on the Company's balance sheet at April 1, 2004, either due to purchase accounting or adjustment of SPC's reserves prior to the merger of SPC and TPC. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the Division) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC. The Company cooperated with the Division's requests for information.

Item 2.    PROPERTIES

        The Company leases its principal executive offices in New York, New York, as well as 191 field and claim offices totaling approximately 5.3 million square feet throughout the United States under leases or subleases with third parties. The Company owns six buildings in Hartford, Connecticut. The Company currently occupies approximately 1.8 million square feet of office space in these buildings. The Company also owns office buildings located at 385 Washington Street and 130 West Sixth Street, St. Paul, Minnesota. These buildings are adjacent to one another and consist of approximately 1.1 million square feet of gross floor space. The Company also owns other real property, including office buildings in Denver, Colorado and Fall River, Massachusetts, as well as a data center located in Norcross, Georgia.

        The Company owns a building in London, England, which houses a portion of its operations in the United Kingdom.

        The Company, through its subsidiaries, owns an investment portfolio of income-producing properties and real estate funds. Included in this portfolio are four office buildings in which the Company holds a 50% ownership interest located in New York, New York, which collectively accounted for approximately 10% of the carrying value of the property portfolio at December 31, 2008.

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

Asbestos- and Environmental-Related Proceedings

        In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation, including, among others, the litigation described below. The Company continues to be subject to aggressive asbestos-related litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. For a discussion of other information regarding the Company's asbestos and environmental exposure, see "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation," "—Environmental Claims and Litigation" and "—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves."

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

        Various parties appealed the district court's March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit. On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court's approval of an order issued by the bankruptcy court prohibiting the prosecution of the Statutory and Hawaii Actions and the Common Law Claims, as well as future similar direct action litigation, against TPC. On February 29, 2008, TPC and certain other parties to the appeals filed petitions for rehearing and/or rehearing en banc, requesting reinstatement of the district court's judgment, which were denied. TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit's decision, and on December 12, 2008, the Petitions were granted. Unless the Supreme Court reverses the Second Circuit's decision, and the bankruptcy court's order is reinstated and becomes final, the settlements will be voided, and TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses). In that case, the Company intends to litigate the direct action cases vigorously.

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

        In November 2007, the court issued rulings denying Gulf's motion for partial summary judgment against Gerling, the sole remaining defendant, but granting Gerling's motion for partial summary judgment on certain claims and counterclaims asserted by Gulf and Gerling. Gulf has appealed the court's decision to the Supreme Court of New York Appellate Division, First Department, and has been granted a stay of trial on the remaining claims pending that appeal. Briefing of the appeal was completed on April 11, 2008, and oral argument was held on May 20, 2008. Gulf denies Gerling's allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the action.

        Based on the Company's beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

        As previously disclosed, as part of industry-wide investigations that commenced in October 2004, the Company and its affiliates received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the U.S. Attorney for the Southern District of New York and the U.S. Securities and Exchange Commission (SEC). The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company's involvement with "non-traditional insurance and reinsurance products." The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

        The Company cooperated with these subpoenas and requests for information. In addition, outside counsel, with the oversight of the Company's board of directors, conducted an internal review of certain of the Company's business practices. This review was commenced after the announcement of litigation brought in October 2004 by the New York Attorney General's office against a major broker. The Company completed its review. With respect to the identified finite products purchased and sold, the Company concluded that no adjustment to previously issued financial statements was required. Any authority with open inquiries or investigations could ask that additional work be performed or reach conclusions different from the Company's.

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

        In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations, either as a liability insurer defending third-party claims brought against policyholders, or as an insurer defending claims brought against it relating to coverage or the Company's business practices. While the ultimate resolution of these legal proceedings could be material to the Company's results of operations in a future period, in the opinion of the Company's management, none would likely have a material adverse effect on the Company's financial position or liquidity.

        The Company previously reported that it sought guidance from the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion. See "Item 1B—Unresolved Staff Comments." After discussion with the staff of the Division of Corporate Finance and the Company's independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the Division) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC. The Company cooperated with the Division's requests for information.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information about the Company's executive officers is incorporated by reference from Part III, Item 10 of this Report.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the New York Stock Exchange under the symbol "TRV." The number of holders of record, including individual owners, of the Company's common stock was 79,710 as of February 13, 2009. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners. The following table sets forth the amount of cash dividends declared per share and the high and low closing sales prices of the Company's common stock for each quarter during the last two fiscal years.

	High	Low	Cash Dividend Declared
2008
First Quarter	$53.06	$44.92	$0.29
Second Quarter	52.15	43.40	0.30
Third Quarter	50.80	36.00	0.30
Fourth Quarter	45.20	30.50	0.30
2007
First Quarter	$53.74	$49.59	$0.26
Second Quarter	56.76	51.85	0.29
Third Quarter	55.01	48.38	0.29
Fourth Quarter	55.18	50.05	0.29

        The Company paid cash dividends per share of $1.19 in 2008 and $1.13 in 2007. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, and subject to any other restrictions that may be applicable to the Company.

 SHAREHOLDER RETURN PERFORMANCE GRAPH

        The following graph shows a five-year comparison of the cumulative total return for the Company's common stock and the common stock of companies included in the S&P 500 Index and the S&P Property & Casualty Index, which the Company believes is the most appropriate comparative index.

(1)
Assumes $100 invested in common shares of The St. Paul Companies, Inc. on December 31, 2003. The performance reflected is that of The St. Paul Companies, Inc. only until the date of the merger (April 1, 2004), and is that of The Travelers Companies, Inc. thereafter.

(2)
Companies in the S&P Property-Casualty Index as of December 31, 2008 were the following: The Travelers Companies, Inc., The Chubb Corporation, Cincinnati Financial Corporation, Progressive Corporation, Allstate Corporation, MBIA, Inc. and XL Capital, Ltd.

Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.

ISSUER PURCHASES OF EQUITY SECURITIES

        The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
Oct. 1, 2008	Oct. 31, 2008	2,729,696	$36.87	2,712,550	$3,809,857,539
Nov. 1, 2008	Nov. 30, 2008	199	41.34	—	3,809,857,539
Dec. 1, 2008	Dec. 31, 2008	4,037	43.35	—	3,809,857,539

Total		2,733,932	$36.88	2,712,550	$3,809,857,539

        The Company repurchased 21,382 shares during this three-month period that were not part of the publicly announced share repurchase authorization, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised. The Company's share repurchase authorization, which has no expiration date, was first approved and announced by the Company's board of directors in May 2006. The original authorized repurchase capacity was $2 billion; in January 2007, the board of directors authorized an additional $3 billion of repurchase capacity. In January 2008, the board of directors authorized an additional $5 billion for share repurchases. Through December 31, 2008, the Company had repurchased a cumulative total of 123.9 million shares for a total cost of $6.19 billion and had $3.81 billion of remaining capacity at December 31, 2008 under the authorization.

        Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III—Item 12 of this Report.

Item 6.    SELECTED FINANCIAL DATA

        For accounting purposes, the merger of SPC and TPC in 2004 was accounted for as a reverse acquisition with TPC treated as the accounting acquirer. Accordingly, this transaction was accounted for as a purchase business combination, using TPC's historical financial information and applying fair value estimates to the acquired assets, liabilities and commitments of SPC as of April 1, 2004. Historical results are not necessarily indicative of results to be expected in the future.

	At and for the year ended December 31,(1)
	2008	2007	2006	2005	2004
	(in millions, except per share amounts)
Total revenues	$24,477	$26,017	$25,090	$24,365	$22,544

Income from continuing operations	$2,924	$4,601	$4,208	$2,061	$867
Income (loss) from discontinued operations	—	—	—	(439)	88

Net income	$2,924	$4,601	$4,208	$1,622	$955

Total investments	$70,738	$74,818	$72,268	$68,287	$64,368
Total assets	109,751	115,224	115,292	113,736	111,246
Claims and claim adjustment expense reserves	54,723	57,700	59,288	61,090	59,070
Total debt	6,181	6,242	5,760	5,850	6,313
Total liabilities	84,432	88,608	90,157	91,433	90,045
Total shareholders' equity	25,319	26,616	25,135	22,303	21,201
Basic earnings per share:
Income from continuing operations	$4.90	$7.04	$6.12	$3.04	$1.42
Income (loss) from discontinued operations(2)	—	—	—	(0.65)	0.14

Net income	$4.90	$7.04	$6.12	$2.39	$1.56

Diluted earnings per share:
Income from continuing operations	$4.82	$6.86	$5.91	$2.95	$1.40
Income (loss) from discontinued operations(2)	—	—	—	(0.62)	0.13

Net income	$4.82	$6.86	$5.91	$2.33	$1.53

Year-end common shares outstanding	585.1	627.8	678.3	693.4	670.3

Per common share data:
Cash dividends	$1.19	$1.13	$1.01	$0.91	$1.16

Book value	$43.12	$42.22	$36.86	$31.94	$31.35

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

2008 FINANCIAL HIGHLIGHTS

2008 Consolidated Results of Operations

  •
  Net income of $2.92 billion, or $4.90 per share basic and $4.82 diluted

  •
  Net earned premiums of $21.58 billion

  •
  Catastrophe losses of $1.41 billion pretax ($919 million after-tax)

  •
  Net favorable prior year reserve development of $1.54 billion pretax ($1.00 billion after-tax)

  •
  GAAP combined ratio of 91.9%

  •
  Pretax net investment income of $2.79 billion ($2.30 billion after-tax)

  •
  Net realized investment losses of $415 million pretax ($271 million after-tax)

2008 Consolidated Financial Condition

  •
  Total investments of $70.74 billion; fixed maturities and short-term securities comprise 94% of total investments

  •
  Total assets of $109.75 billion

  •
  Total debt of $6.18 billion, resulting in a debt to total capital ratio of 19.5%

  •
  Repurchased 45.0 million common shares for total cost of $2.12 billion under share repurchase authorization

  •
  Shareholders' equity of $25.32 billion; book value per common share of $43.12

  •
  Holding company liquidity of $2.15 billion

CONSOLIDATED OVERVIEW

        The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

(for the year ended December 31, in millions except per share amounts)	2008	2007	2006
Revenues
Premiums	$21,579	$21,470	$20,760
Net investment income	2,792	3,761	3,517
Fee income	390	508	591
Net realized investment gains (losses)	(415)	154	11
Other revenues	131	124	211

Total revenues	24,477	26,017	25,090

Claims and expenses
Claims and claim adjustment expenses	12,993	12,397	12,244
Amortization of deferred acquisition costs	3,880	3,706	3,339
General and administrative expenses	3,518	3,352	3,458
Interest expense	370	346	324

Total claims and expenses	20,761	19,801	19,365

Income before income taxes	3,716	6,216	5,725
Income tax expense	792	1,615	1,517

Net income	$2,924	$4,601	$4,208

Net income per share
Basic	$4.90	$7.04	$6.12

Diluted	$4.82	$6.86	$5.91

GAAP combined ratio
Loss and loss adjustment expense ratio	59.4%	56.6%	57.5%
Underwriting expense ratio	32.5	30.8	30.6

GAAP combined ratio	91.9%	87.4%	88.1%

        The Company's discussions of net income and segment operating income included in the following discussion are presented on an after-tax basis. Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted. Discussions of earnings per common share are presented on a diluted basis.

Overview

        Net income of $4.82 per common share in 2008 was 30% lower than the $6.86 per common share in 2007. Net income in 2008 totaled $2.92 billion, 36% lower than $4.60 billion in 2007. The lower rate of decline in per share income compared with the rate of decline in actual income reflected the impact of the Company's significant common share repurchases. The decrease in net income in 2008 was primarily due to a significant increase in the cost of catastrophes and a significant decline in net investment income. Also contributing to the decline were net realized investment losses, a small increase in the number of large losses that exceeded expectations, an increase in non-catastrophe related weather losses, the impact of competitive market conditions on pricing, the impact of loss cost trends and a decline in fee income. Net income in 2008 reflected an $89 million tax benefit related to the sale of a subsidiary. In 2007, net income included a net pretax benefit of $163 million due to the implementation of a new fixed, value-based compensation program for the majority of the Company's agents which resulted in a reduction in commission expense compared to what would have otherwise been reported, due to a change in the timing of expense recognition. These factors were partially offset by an increase in net favorable prior year reserve development, which totaled $1.54 billion in 2008, compared with $546 million in 2007. The cost of catastrophes in 2008, net of reinsurance and including hurricane-related assessments of $141 million (discussed below), totaled $1.41 billion, compared with $167 million in 2007. Hurricanes Ike and Gustav, as well as several other storms throughout the United States, accounted for the cost of catastrophes in 2008. Net income in 2007 also included a benefit of $86 million resulting from the favorable resolution of various prior year federal tax matters and a pretax loss of $39 million related to the Company's redemption of its 4.50% contingently convertible debentures.

        Hurricane-related assessments include assessments from state-created insurance and windstorm insurance entities such as Citizens Property Insurance Corporation in Florida, Louisiana Citizens Property Insurance Corporation and the Texas Windstorm Insurance Association. Assessments are levied on insurers writing business in those states to fund the operating deficits of such entities during periods of significant storm activity. Hurricane-related assessments are reported as a component of "General and Administrative Expenses" as the amounts paid to such entities are not insured losses of the Company.

        Net income of $6.86 per common share in 2007 was 16% higher than the $5.91 per common share in 2006. Net income in 2007 totaled $4.60 billion, 9% higher than $4.21 billion in 2006. The higher rate of growth in per share income compared with the rate of growth in actual income in 2007 over 2006 reflected the impact of the Company's significant common share repurchases since its repurchase program began in the second quarter of 2006. The increase in net income in 2007 reflected growth in net investment income, a higher level of net favorable prior year reserve development, an increase in net realized investment gains, favorable current accident year results and increased business volume, partially offset by an increase in expenses and a decline in fee income. Net favorable prior year reserve development totaled $546 million in 2007, compared with net favorable prior year reserve development of $394 million in 2006. Expenses in 2007 included a net pretax benefit of $163 million due to the implementation of the new fixed, value-based compensation program for the majority of the Company's agents. Catastrophe losses in 2007 totaled $167 million, compared with $103 million in 2006. Net income in both 2007 and 2006 included after-tax benefits of $86 million due to the favorable resolution of various prior year tax matters. The 2007 total also included net realized investment gains of $154 million, compared with net realized investment gains of $11 million in 2006.

Revenues

Earned Premiums

        Earned premiums in 2008 totaled $21.58 billion, an increase of $109 million, or less than 1%, over 2007. In March 2007, the Company sold its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V. (Afianzadora Insurgentes), which accounted for $27 million of earned premiums in 2007 prior to its sale. In April 2007, the Company sold Mendota Insurance Company and its subsidiaries (collectively, Mendota), which primarily offered nonstandard automobile coverage and accounted for $46 million of earned premiums in 2007 prior to its sale. Adjusting for these sales in 2007, consolidated earned premiums in 2008 increased by $182 million, or 1%, over 2007. In the Business Insurance segment, earned premiums in 2008 declined 1% from 2007 despite continued strong business retention rates, reflecting the impact of competitive market conditions on pricing and new business. In the Financial, Professional & International Insurance segment, earned premium growth of 2% in 2008 (adjusted for the sale of Afianzadora Insurgentes) was driven by changes in the terms of certain reinsurance treaties for Bond & Financial Products. In the Personal Insurance segment, earned premium growth of 3% in 2008 (adjusted for the sale of Mendota) reflected continued strong business retention rates and new business volume, coupled with continued renewal price increases.

        Earned premiums in 2007 totaled $21.47 billion, an increase of $710 million, or 3%, over 2006. Afianzadora Insurgentes and Mendota accounted for $78 million and $176 million of earned premiums,

respectively, in 2006. Adjusting for the sales of these subsidiaries in both years, earned premiums in 2007 grew 4% over 2006. In the Business Insurance segment, earned premium growth of 4% in 2007 over 2006 primarily reflected the impact of the growth in business volume over the preceding twelve months. In the Financial, Professional & International Insurance segment, earned premium growth of 4% in 2007 over 2006 (adjusted for the sale of Afianzadora Insurgentes) was driven by the favorable impact of foreign currency rates of exchange, growth in business volume and a benefit from adjustments to prior year premium estimates for the Company's operations at Lloyd's. In the Personal Insurance segment, earned premium growth of 6% in 2007 over 2006 (adjusted for the sale of Mendota) reflected continued strong business retention rates, continued renewal price increases and growth from new business volumes over the preceding twelve months.

Net Investment Income

        The following table sets forth information regarding the Company's investments.

(for the year ended December 31, in millions)	2008	2007	2006
Average investments(a)	$74,197	$73,872	$71,252
Pretax net investment income	2,792	3,761	3,517
After-tax net investment income	2,299	2,915	2,712
Average pretax yield(b)	3.8%	5.1%	4.9%
Average after-tax yield(b)	3.1%	3.9%	3.8%

(a)
Excludes net unrealized investment gains and losses, net of tax, and is adjusted for cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)
Excludes net realized gains and losses and unrealized investment gains and losses.

        Net investment income of $2.79 billion in 2008 declined $969 million, or 26%, from 2007, primarily due to lower returns from non-fixed maturity investments, which were negative in 2008, compared with strong positive returns in 2007. Non-fixed maturity investments include private equity partnerships, hedge funds and real estate partnerships that are accounted for under the equity method of accounting and typically report financial statement information on a lag. These partnerships and funds produced negative net investment income of $327 million in 2008 compared with net investment income of $473 million in 2007. The value of many of these investments was updated through year-end based upon information made available by certain of the investment managers. This update accounted for $87 million of the non-fixed maturity portfolio's investment loss described above. The decline in net investment income from these investments in 2008 reflected market conditions, which resulted in a lower level of transactions and lower market values compared to those at December 31, 2007. Net investment income from the Company's fixed maturity portfolio in 2008 also declined from 2007, primarily due to a significant decline in short-term interest rates. The amortized cost of the fixed maturity portfolio at December 31, 2008 totaled $61.57 billion, $2.58 billion lower than at the same date in 2007, primarily reflecting the use of $2.12 billion of funds for the Company's common share repurchases during 2008, the payment of $715 million of dividends to shareholders, the transfer of $662 million of fixed maturity investments as part of the sale of Unionamerica, and $450 million of contributions to the Company's pension plan, which were partially offset by strong cash flows from operating activities. The average pretax investment yield of 3.8% in 2008 declined from 5.1% in 2007, primarily reflecting the negative investment income from non-fixed maturity investments in 2008.

        Net investment income totaled $3.76 billion in 2007, an increase of $244 million, or 7%, over 2006 net investment income of $3.52 billion. The increase in 2007 was primarily the result of continued growth in the Company's fixed maturity portfolio resulting from strong cash flows from operating activities and higher yields on long-term taxable fixed maturity securities. Also contributing to investment income growth in 2007 were strong levels of net investment income from the Company's real estate partnerships. The amortized cost of the fixed maturity portfolio at December 31, 2007 totaled $64.15 billion, $1.91 billion higher than year-end 2006. The average pretax investment yield was 5.1% in 2007, compared with 4.9% in 2006. The increase primarily reflected strong returns generated by the real estate partnerships and higher yields on taxable investments purchased in 2007.

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

Fee Income

        The National Accounts market in the Business Insurance segment is the primary source of the Company's fee-based business. The declines in fee income in 2008 and 2007 compared with the respective prior years are described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

        Net realized investment losses of $415 million in 2008 were driven by $420 million of investment impairments. The 2008 impairments included $186 million related to the deteriorated financial position of various issuers (including $70 million related to securities issued by Lehman Brothers Holdings Inc. and its subsidiaries), $113 million related to externally managed securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in market value, $64 million related to structured mortgage obligations and $57 million related to securities the Company has identified for potential sales prior to a recovery in market value. Net realized investment losses in 2008 also included $77 million related to convertible bonds wherein the embedded option price is marked to market through realized gains or losses and $53 million of losses related to U.S. Treasury futures contracts (which require a daily mark-to-market settlement and are used to shorten the duration of the Company's fixed maturity investment portfolio). Partially offsetting these realized investment losses in 2008 were net realized gains of $50 million related to foreign currency exchange gains, $39 million from the sale of subsidiaries and $17 million of net realized investment gains from the sale of venture capital investments.

        Net realized investment gains of $154 million in 2007 included $91 million of net realized investment gains (net of impairment losses of $16 million) generated by the venture capital portfolio (including an $81 million net realized investment gain from the bundled sale of a substantial portion of the Company's venture capital investment holdings), $63 million of net realized investment gains from the sale of a privately held security, $21 million of net realized investment gains related to the Company's holdings of stock purchase warrants of Platinum Underwriters Holdings, Ltd., a publicly-held company, and $5 million of net realized investment gains (net of impairment losses of $37 million) from the Company's fixed maturity portfolio. These gains were partially offset by a net realized investment loss of $24 million related to the divestiture of a subsidiary. Net realized investment gains in 2006 totaled $11 million.

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

Written Premiums

        Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2008	2007	2006
Business Insurance	$12,580	$13,017	$13,047
Financial, Professional & International Insurance	3,966	4,037	3,981
Personal Insurance	7,291	7,144	7,011

Total	$23,837	$24,198	$24,039

	Net Written Premiums
(for the year ended December 31, in millions)	2008	2007	2006
Business Insurance	$11,220	$11,318	$11,046
Financial, Professional & International Insurance	3,468	3,465	3,393
Personal Insurance	6,995	6,835	6,711

Total	$21,683	$21,618	$21,150

        Afianzadora Insurgentes and Mendota generated combined gross and net written premiums of $79 million and $74 million, respectively, in 2007, prior to their sale. Adjusting for the sale of these operations in 2007, gross written premiums in 2008 declined 1% and net written premiums in 2008 increased by less than 1% compared with 2007. In the Business Insurance segment, net written premiums decreased by 1% from 2007, despite strong business retention rates. Premium growth in Industry-Focused Underwriting, Select Accounts and Commercial Accounts in 2008, which was generally driven by strong business retention rates and new business volume, was largely offset by premium declines in National Accounts, Target Risk Underwriting and Specialized Distribution which primarily resulted from declines in renewal price changes. Net written premiums in the Financial, Professional & International Insurance segment adjusted for the sale of Afianzadora Insurgentes increased by 1% over 2007, largely driven by changes in the terms of certain reinsurance treaties that resulted in a higher level of business retained in the Bond & Financial Products group. In the Personal Insurance segment, net written premiums in 2008 adjusted for the sale of Mendota increased 3% over 2007, reflecting continued strong retention rates, renewal price increases and growth in new business levels.

        Afianzadora Insurgentes and Mendota generated combined gross and net written premiums of $279 million and $265 million, respectively, in 2006. Adjusting for the impact of premium volume from those operations in both years, the Company's consolidated gross and net written premiums in 2007 increased 2% and 3%, respectively, over 2006. In Business Insurance, net written premium growth of 2% was concentrated in the Commercial Accounts, Select Accounts and Industry-Focused Underwriting markets, primarily driven by strong business retention rates coupled with higher new business volume.

In addition, a decline in premiums ceded for catastrophe reinsurance contributed to net written premium growth over 2006 in Business Insurance. In Financial, Professional & International Insurance, net written premium growth of 4% (adjusted for the sale of Afianzadora Insurgentes) reflected the favorable impact of foreign currency rates of exchange and strong business volume in construction surety, in Canada and at Lloyd's. Adjustments to prior year premium estimates for the Company's operations at Lloyd's also contributed to the growth in net premium volume in 2007. Net written premium growth of 4% in the Personal Insurance segment in 2007 (adjusted for the sale of Mendota) was driven by continued strong retention rates and renewal price increases, partially offset by a decline in new business volume, particularly for coastal coverages.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses totaled $12.99 billion in 2008, $596 million, or 5%, higher than the 2007 total of $12.40 billion, primarily reflecting a significant increase in the cost of catastrophes, an increase in the number of large losses that exceeded expectations, an increase in non-catastrophe related weather losses in Personal Insurance and the impact of loss cost trends. These factors were partially offset by an increase in net favorable prior year reserve development. The cost of catastrophes included in claims and claim adjustment expenses in 2008 totaled $1.26 billion, primarily resulting from Hurricanes Ike and Gustav, as well as wind, rain and hail storms in several regions of the United States throughout the year. The cost of catastrophes in 2007 totaled $167 million, primarily resulting from wildfires in California and several wind, rain and hail storms throughout the United States. Net favorable prior year reserve development in 2008 totaled $1.54 billion, compared with $546 million of net favorable prior year reserve development in 2007.

        The Company's three business segments each experienced net favorable prior year reserve development in 2008. The majority of net favorable prior year reserve development occurred in the Business Insurance segment and was driven by better than expected loss results primarily concentrated in the general liability, commercial multi-peril, commercial property and commercial automobile product lines, partially offset by increases in workers' compensation reserves and $70 million and $85 million increases in asbestos and environmental reserves, respectively (which are discussed in more detail in the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections herein). The Financial, Professional & International Insurance segment experienced favorable prior year loss experience in the International group, particularly in the public and products liability (general liability), professional indemnity (professional liability) and property lines of business in the United Kingdom, the general liability line of business in Canada, and the Aviation and Property lines of business at Lloyd's. In the Personal Insurance segment, favorable prior year reserve development in 2008 was primarily driven by favorable loss experience related to Hurricane Katrina as well as better than expected loss experience in certain lines of business within the Homeowners and Other product line.

        Each of the Company's three business segments also experienced net favorable prior year reserve development in 2007. In Business Insurance, net favorable prior year reserve development was primarily driven by better than expected loss development for recent accident years in the commercial multi-peril, general liability, commercial automobile and property product lines. Net total prior year reserve development in 2007 in the Business Insurance segment included a $185 million increase to environmental reserves. In the Financial, Professional & International Insurance segment, net favorable prior year reserve development in 2007 primarily reflected better than expected loss development in international property, employers' liability, professional indemnity and motor lines of business for recent accident years. In the Personal Insurance segment, net favorable prior year reserve development in 2007 occurred in both the Automobile and Homeowners and Other lines of business.

        Factors contributing to net favorable prior year reserve development in each segment in 2008, 2007 and 2006 are discussed in more detail in the segment discussions that follow.

        Claims and claim adjustment expenses of $12.40 billion in 2007 were $153 million, or 1%, higher than the 2006 total of $12.24 billion. The 2007 total included $546 million of net favorable prior year reserve development and $167 million of catastrophe losses, whereas the 2006 total included $394 million of net favorable prior year reserve development and $103 million of catastrophe losses.

        Net favorable prior year reserve development in 2006 was concentrated in the Personal Insurance segment, primarily reflecting better than expected loss experience in the auto bodily injury and non-catastrophe related Homeowners and Other lines of business, and a reduction in loss estimates for the 2005 hurricanes. The Business Insurance segment also experienced net favorable prior year loss experience in its ongoing operations in 2006, primarily in the commercial multi-peril, general liability, property and commercial automobile lines of business. The favorable development in 2006 was partially offset by $155 million and $120 million increases to asbestos and environmental reserves, respectively, which are discussed in more detail in the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections herein. There was also unfavorable prior year reserve development in runoff assumed reinsurance business in 2006.

        In 2006, catastrophe losses totaled $103 million, all of which was incurred in the Personal Insurance segment and resulted from several wind, rain, hail and snow storms in the United States throughout the year.

Amortization of Deferred Acquisition Costs

        The amortization of deferred acquisition costs totaled $3.88 billion in 2008, $174 million, or 5%, higher than the comparable 2007 total of $3.71 billion. The growth in amortization costs in 2008 primarily reflected the higher level of amortized commission expense resulting from the Company's implementation of a new fixed agent compensation program in 2007, described in more detail below.

        The amortization of deferred acquisition costs totaled $3.71 billion in 2007, $367 million, or 11%, higher than the comparable total of $3.34 billion in 2006, primarily reflecting a $213 million increase from the implementation of a new fixed agent compensation program for the majority of the Company's agents described below. The remaining increase was primarily due to growth in business volume in 2007.

General and Administrative Expenses

        General and administrative expenses totaled $3.52 billion in 2008, an increase of $166 million, or 5%, over the comparable 2007 total of $3.35 billion. This increase primarily reflected the impact of $141 million of hurricane-related assessments.

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

Interest Expense

        Interest expense in 2008 totaled $370 million, an increase of $24 million, or 7%, over the 2007 total of $346 million. The increase primarily reflected a higher average level of debt outstanding at a higher weighted average interest rate during 2008. Interest expense of $346 million in 2007 was $22 million higher than the comparable 2006 total of $324 million. The increase primarily reflected the impact of the Company's issuance of debt in 2007, which is described in more detail in the "Liquidity and Capital Resources" section herein. Proceeds from a substantial portion of debt issuances in 2007 were used to fund the redemption and maturity of certain of the Company's indebtedness.

Effective Tax Rate

        The Company's effective tax rate was 21.3%, 26.0% and 26.5% in 2008, 2007 and 2006, respectively. The declines in 2008 and 2007 primarily reflected a higher proportion of tax-exempt investment income.

GAAP Combined Ratios

        The consolidated loss and loss adjustment expense ratio of 59.4% for 2008 was 2.8 points higher than the loss and loss adjustment expense ratio of 56.6% in 2007. The cost of catastrophes accounted for 5.8 points of the 2008 loss and loss adjustment expense ratio, whereas the 2007 loss and loss adjustment expense ratio included a 0.7 point impact from catastrophe losses. The 2008 and 2007 loss and loss adjustment expense ratios included 7.1 point and 2.5 point benefits, respectively, from net favorable prior year reserve development. The 2008 loss and loss adjustment expense ratio adjusted for the cost of catastrophes and prior year reserve development was 2.3 points higher than the respective 2007 ratio on the same basis, reflecting the impact of competitive market conditions on pricing, a small increase in the number of large losses, non-catastrophe weather related losses and loss cost trends.

        The underwriting expense ratio of 32.5% in 2008 was 1.7 points higher than the 2007 underwriting expense ratio of 30.8%. The 2008 expense ratio included a 0.7 point impact of the hurricane-related assessments, whereas the 2007 ratio included a 0.8 point benefit from the implementation of the new fixed agent compensation program described above. Adjusting for these factors in both years, the adjusted 2008 expense ratio was 0.2 points higher than the adjusted expense ratio in 2007, reflecting continued investments to support business growth and product development, as well as salary increases in the normal course of business.

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

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

        Results of the Company's Business Insurance segment were as follows:

(for the year ended December 31, in millions)	2008	2007	2006
Revenues:
Earned premiums	$11,180	$11,283	$10,876
Net investment income	1,917	2,708	2,538
Fee income	390	508	591
Other revenues	30	24	44

Total revenues	$13,517	$14,523	$14,049

Total claims and expenses	$10,506	$10,444	$10,509

Operating income	$2,338	$3,015	$2,622

Loss and loss adjustment expense ratio	57.7%	57.1%	60.3%
Underwriting expense ratio	32.5	30.7	30.6

GAAP combined ratio	90.2%	87.8%	90.9%

Overview

        Operating income of $2.34 billion in 2008 was $677 million, or 22%, lower than operating income of $3.02 billion in 2007, primarily due to a significant decline in net investment income and an increase in the cost of catastrophes. Also contributing to this reduction were a decline in fee income, the impact of competitive market conditions on pricing, the impact of loss cost trends, and a small increase in the number of large property losses. A significant increase in net favorable prior year reserve development in 2008 partially offset these factors. The cost of catastrophes in 2008 totaled $706 million, compared with $4 million in 2007. Net favorable prior year reserve development totaled $1.12 billion and $301 million in 2008 and 2007, respectively. Operating income in 2008 included an $89 million tax benefit related to the sale of Unionamerica, which comprised the Company's United Kingdom-based runoff direct insurance and reinsurance businesses. Operating income in 2007 benefited by $81 million from the Company's implementation of the new fixed agent compensation program (described in more detail in the "Consolidated Overview" section herein) and the resolution of certain tax matters.

        Operating income of $3.02 billion in 2007 was $393 million, or 15%, higher than operating income of $2.62 billion in 2006, primarily reflecting increases in net favorable prior year reserve development and net investment income, the continuation of favorable current accident year results and the resolution of certain tax matters. In addition, results in 2007 benefited from the change to the new fixed agent compensation program. These factors were partially offset by an increase in general and administrative expenses and a decline in fee income in 2007. Net favorable prior year reserve development in 2007 and 2006 totaled $301 million and $21 million, respectively. Catastrophe losses in 2007 totaled $4 million, compared with no catastrophe losses in 2006.

Earned Premiums

        Earned premiums of $11.18 billion in 2008 decreased $103 million, or 1%, from 2007, reflecting the impact of competitive market conditions on pricing and new business. Earned premiums of $11.28 billion in 2007 increased 4% over 2006 earned premiums of $10.88 billion, reflecting the growth in net written premium volume in the majority of the markets comprising this segment, driven by strong business retention rates and increases in new business volume, partially offset by minor decreases in renewal price changes.

Net Investment Income

        Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the change in the Company's net investment income in 2008 and 2007 as compared with the prior year.

Fee Income

        National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers' compensation residual market pools. The $118 million and $83 million declines in fee income in 2008 and 2007, respectively, primarily resulted from lower serviced premium volume due to the depopulation of workers' compensation residual market pools, the impact of lower loss costs on fee income (since fees are principally based on a percentage of losses or number of claims serviced, both of which have declined due to workers' compensation reforms in numerous states), and lower new business volume due to increased competition.

Claims and Expenses

        Claims and claim adjustment expenses in 2008 totaled $6.61 billion, an increase of $65 million, or 1%, over 2007, primarily reflecting a significant increase in the cost of catastrophes, a small increase in the number of large property losses and the impact of loss cost trends, which were largely offset by an increase in net favorable prior year reserve development. The cost of catastrophes included in claims and claim adjustment expenses in 2008 totaled $642 million, primarily resulting from Hurricanes Ike and Gustav as well as wind, rain and hail storms in several regions of the United States throughout the year. Catastrophe losses in 2007 were $4 million. Net favorable prior year reserve development in 2008 and 2007 totaled $1.12 billion and $301 million, respectively. Net favorable prior year development in 2008 was driven by better than expected loss results primarily concentrated in the general liability and commercial multi-peril product lines, an increase in anticipated ceded recoveries for older accident years in the general liability product line and better than anticipated loss development in the commercial property and commercial automobile product lines. The net favorable prior year reserve development in the general liability and commercial multi-peril lines was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial property product line improvement occurred primarily in the 2007 accident year as a result of better than expected loss development for certain large national property, national programs, and ocean marine claim exposures and lower than expected weather-related losses during the last half of 2007, as well as favorable loss development in certain large inland marine claim exposures and in ceded recoveries for commercial property large claims. In addition, the commercial multi-peril and property product lines' 2005 accident year results experienced improvement due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The commercial automobile product line improvement was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The net favorable prior year reserve development in the foregoing product lines in 2008 was partially offset by net unfavorable prior year reserve development in the workers' compensation product line, primarily driven by higher than anticipated medical costs related to 2004 and prior accident years, and by $70 million and $85 million increases to asbestos and environmental reserves, respectively, which are discussed in more detail in the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections herein.

        Net favorable prior year reserve development of $301 million in 2007 was primarily driven by better than expected loss development for recent accident years in the commercial multi-peril, general liability, commercial automobile and property product lines. The commercial multi-peril and general liability product lines experienced better than anticipated loss development that was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial automobile product line experienced better than expected loss development due to more favorable legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology. The property product line experienced fewer than expected late reported claims related to non-catastrophe weather events that occurred late in 2006, as well as better than expected frequency and severity due in part to changes in the marketplace, such as higher deductibles and lower policy limits. In addition, the property product line experienced better than expected large loss outcomes which were partially attributable to favorable litigation resolutions. Net total prior year reserve development in 2007 included a $185 million increase to environmental reserves. (Refer to the "Environmental Claims and Litigation" section herein for additional discussion.)

        Claims and claim adjustment expenses in 2007 of $6.67 billion declined by $180 million, or 3%, from the 2006 total of $6.85 billion, primarily reflecting an increase in net favorable prior year reserve development and continued favorable current accident year results, partially offset by an increase in business volume. Net favorable prior year reserve development in 2006 totaled $21 million.

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

        The amortization of deferred acquisition costs totaled $1.82 billion in 2008, $76 million, or 4%, higher than the comparable total of $1.74 billion in 2007. The growth in amortization costs primarily reflected the higher level of amortized commission expense in 2008 resulting from the Company's implementation of a new fixed agent compensation program in 2007. The amortization of deferred acquisition costs in 2007 was 13% higher than the 2006 total of $1.55 billion. The increase reflected the growth in business volume, as well as a $108 million increase from the implementation of the new fixed agent compensation program (described in more detail in the "Consolidated Overview" section herein).

        General and administrative expenses totaled $2.08 billion in 2008, an increase of $51 million, or 3%, over the comparable 2007 total of $2.03 billion. The increase in 2008 primarily reflected the impact of $62 million of hurricane-related assessments. General and administrative expenses in 2007 were 4% lower than the comparable total of $2.10 billion in 2006. The implementation of the new fixed agent compensation program in the first quarter of 2007 resulted in a reduction of $189 million in reported general and administrative expenses in 2007 compared to what would have been reported under the prior contingent commission program during those periods. That reduction was partially offset by an increase in expenses related to growth in business volume and continuing expenditures to support business growth and product development. The 2006 total included a provision for legal expenses related to investigations of various business practices by certain governmental agencies.

GAAP Combined Ratio

        The loss and loss adjustment expense ratio in 2008 of 57.7% was 0.6 points higher than the comparable 2007 ratio of 57.1%. The cost of catastrophes accounted for 5.7 points of the loss and loss adjustment expense ratio in 2008, compared with no impact from catastrophes in 2007. Net favorable prior year reserve development provided 10.0 point and 2.6 point benefits to the loss and loss adjustment expense ratio in 2008 and 2007, respectively. The 2008 loss and loss adjustment expense ratio adjusted for the cost of catastrophes and prior year reserve development was 2.3 points higher than the 2007 ratio on the same basis, reflecting the impact of competitive market conditions on pricing over the preceding twelve months and loss cost trends, as well as a small increase in the number of large property losses.

        The loss and loss adjustment expense ratio of 57.1% in 2007 was 3.2 points lower than the comparable 2006 ratio of 60.3%. In 2007, net favorable prior year reserve development provided a 2.6 point benefit to the loss and loss adjustment expense ratio, whereas the 2006 loss and loss adjustment expense ratio included a 0.2 point benefit from net favorable prior year reserve development. Adjusting for the impact of prior year reserve development in both years, the loss and loss adjustment expense ratio in 2007 was 0.8 points better than the comparable 2006 ratio, reflecting favorable current accident year results in 2007.

        The underwriting expense ratio of 32.5% in 2008 was 1.8 points higher than the comparable 2007 ratio of 30.7%. The 2008 expense ratio included a 0.6 point impact of the hurricane-related assessments, whereas the 2007 ratio included a 0.7 point benefit from the implementation of the new fixed agent compensation program described in the "Consolidated Overview" section herein. Adjusting for these factors in both years, the adjusted 2008 expense ratio was 0.5 points higher than the adjusted expense ratio for 2007, primarily reflecting continued investments to support business growth and product development, the impact of a decline in the rate of earned premium growth relative to expense growth, and declines in fee income. A portion of fee income is accounted for as a reduction of expenses for purposes of calculating the expense ratio.

        The underwriting expense ratio of 30.7% in 2007, which included a 0.7 point benefit resulting from the implementation of the new fixed agent compensation program, was 0.1 points higher than the 2006 ratio, reflecting the increases in general and administrative expenses described above, and the impact of a decline in fee income.

Written Premiums

        The Business Insurance segment's gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2008	2007	2006
Select Accounts	$2,804	$2,774	$2,733
Commercial Accounts	2,729	2,740	2,613
National Accounts	1,577	1,859	2,169
Industry-Focused Underwriting	2,485	2,380	2,279
Target Risk Underwriting	2,029	2,182	2,187
Specialized Distribution	954	1,033	1,036

Total Business Insurance Core	12,578	12,968	13,017
Business Insurance Other	2	49	30

Total Business Insurance	$12,580	$13,017	$13,047

	Net Written Premiums
(for the year ended December 31, in millions)	2008	2007	2006
Select Accounts	$2,756	$2,711	$2,663
Commercial Accounts	2,524	2,518	2,376
National Accounts	996	1,056	1,135
Industry-Focused Underwriting	2,396	2,301	2,196
Target Risk Underwriting	1,593	1,665	1,629
Specialized Distribution	939	1,015	1,022

Total Business Insurance Core	11,204	11,266	11,021
Business Insurance Other	16	52	25

Total Business Insurance	$11,220	$11,318	$11,046

        In Business Insurance Core, gross and net written premiums in 2008 decreased by 3% and 1% from 2007, respectively. The difference in rates of decline between gross and net written premiums in 2008 was concentrated in National Accounts, where a significant portion of gross written premiums is ceded to other insurers and residual market pools. As a result, the decline in gross written premiums did not have a proportional impact on net written premiums. Net written premium growth in the Industry-Focused Underwriting, Select Accounts and Commercial Accounts groups generally reflected higher business retention levels and new business volume in several business units within these groups. This was more than offset by premium declines in Specialized Distribution, Target Risk Underwriting and National Accounts.

        In 2007, Business Insurance Core gross written premiums declined $49 million, or less than 1%, from the comparable 2006 total, whereas net written premiums increased $245 million, or 2%, compared with 2006. The difference in growth rates between gross and net written premiums in 2007 was also concentrated in National Accounts due to the same factor described above. All markets in Business Insurance Core operations, except National Accounts and Specialized Distribution, recorded net written premium growth in 2007, driven by higher new business volume throughout the majority of markets coupled with continued strong business retention rates, offset in some markets by minor decreases in renewal price changes. Net written premium growth in 2007 also benefited from a reduction in ceded premiums related to catastrophe reinsurance coverage.

        Select Accounts.    Net written premiums of $2.76 billion in 2008 increased 2% over 2007. Business retention rates in 2008 remained strong and were slightly higher than in 2007. Renewal price changes remained positive but declined from 2007. In the aggregate, new business volume in 2008 was virtually level with 2007. The Company experienced a favorable impact on its new business volume from its enhanced quote-to-issue agency platform and multivariate pricing program for smaller businesses served by Select Accounts. However, new business volume for larger accounts in 2008 declined from 2007 primarily due to competitive market conditions.

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

        Commercial Accounts.    Net written premiums of $2.52 billion in 2008 were virtually level with the 2007 total. Business retention rates in 2008 remained strong and were higher than in 2007. Renewal price changes were slightly negative in 2008, and were lower than in 2007. New business levels also declined when compared with 2007, reflecting competitive market conditions in this market.

        Net written premiums of $2.52 billion in 2007 grew 6% over 2006, primarily driven by an increase in new business volume, coupled with continued strong business retention rates. The growth in new business volume reflected the impact of product introductions, additional products sold to existing customers and increased marketing efforts. Renewal price changes in this market declined from 2006 and were negative in 2007, primarily reflecting competitive market conditions.

        National Accounts.    Net written premiums of $1.00 billion in 2008 decreased 6% from 2007. The decline primarily reflected a significant decline in renewal price changes, as the price charged for National Accounts' products is adjusted based on actual loss performance, which continues to be favorable due to workers' compensation reforms. Overall new business volume increased slightly over 2007. Business retention rates in 2008 remained strong and increased over 2007.

        Net written premiums of $1.06 billion in 2007 declined 7% from 2006, primarily reflecting competitive market conditions that resulted in lower business volume.

        Industry-Focused Underwriting.    Net written premiums of $2.40 billion in 2008 increased 4% over 2007. All business units in this market recorded net written premium growth in 2008. Growth in Construction net written premiums in 2008 was driven by strong business retention levels coupled with continued strong new business volume. An increase in new business volume was the primary factor in the growth in net written premiums in the Oil & Gas business unit. In Agribusiness, net written premium growth was driven by increases in business retention rates and renewal price changes. In the Public Sector business unit, the increase in net written premiums was driven by higher new business volume coupled with continued strong business retention rates.

        Net written premiums of $2.30 billion in 2007 increased 5% over 2006. The increase was driven by the Construction business unit, where favorable economic conditions contributed to higher new business volume; the Oil & Gas business unit, due to increased business retention rates and strong renewal price changes; and the Public Sector unit, due to an increase in retention rates. In addition, strong new business volume and business retention rates in the Agribusiness business unit contributed to premium growth in 2007. Net written premiums in the Technology business unit in 2007 were level with 2006.

        Target Risk Underwriting.    Net written premiums of $1.59 billion in 2008 decreased 4% from 2007. The decline was concentrated in the National Property business unit, reflecting reductions in renewal price changes and new business volume due to competitive market conditions, and in the Inland Marine business unit, primarily reflecting reductions in business retention rates and new business volume due to general economic conditions. In addition, the Global Accounts business unit experienced a reduction in net written premiums due to declines in business retention rates, renewal price changes and new business. Partially offsetting the declines in these business units was an increase in net written premiums in the Excess Casualty business unit, where renewal price changes remained negative but improved over 2007 and business retention levels increased.

        Net written premiums of $1.67 billion in 2007 grew 2% over 2006, driven by increases in the Inland Marine and National Property business units. Strong growth in new business volume accounted for the increase in Inland Marine net written premiums, whereas National Property's premium growth was driven by continued strong business retention rates and a decline in premiums ceded for catastrophe reinsurance coverage, partially offset by a decrease in renewal price changes, which were negative. Growth in these two business units was partially offset by a decline in Excess Casualty net written premiums.

        Specialized Distribution.    Net written premiums of $939 million in 2008 decreased 7% from 2007. The premium decline reflected negative renewal price changes in both the Northland and National

Programs business units. In the National Programs business unit, business retention rates increased over 2007, but new business levels declined compared with 2007. In the Northland business unit, business retention rates and new business levels remained strong, but were down slightly compared with 2007.

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

        In Business Insurance Other, the runoff healthcare, reinsurance and international business produced minimal net written premiums in 2008, 2007 and 2006.

Financial, Professional & International Insurance

        Results of the Company's Financial, Professional & International Insurance segment were as follows:

(for the year ended December 31, in millions)	2008	2007	2006
Revenues:
Earned premiums	$3,429	$3,384	$3,321
Net investment income	454	494	429
Other revenues	24	29	26

Total revenues	$3,907	$3,907	$3,776

Total claims and expenses	$3,004	$2,981	$2,968

Operating income	$649	$675	$609

Loss and loss adjustment expense ratio	51.2%	50.8%	53.7%
Underwriting expense ratio	36.0	36.8	35.3

GAAP combined ratio	87.2%	87.6%	89.0%

Overview

        Operating income of $649 million in 2008 decreased by $26 million, or 4%, from 2007. The decline in operating income was primarily driven by an increase in the number of large losses that exceeded expectations within International, an increase in the cost of catastrophes and a decline in net investment income, largely offset by a significant increase in net favorable prior year reserve development. The cost of catastrophes in 2008 was $84 million, compared with no catastrophe losses in 2007. Net favorable prior year reserve development totaled $274 and $93 million in 2008 and 2007, respectively.

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

        In March 2007, the Company completed the sale of Afianzadora Insurgentes, which accounted for $25 million and $78 million of net written premiums for the years ended December 31, 2007 and 2006, respectively. The impact of this transaction was not material to the Company's results of operations or financial position.

Earned Premiums

        Earned premiums of $3.43 billion in 2008 increased $45 million, or 1%, over the 2007 total of $3.38 billion. Adjusting for the sale of Afianzadora Insurgentes in 2007, earned premium growth of 2% in 2008 was concentrated in the Construction Services business unit of the Bond & Financial Products group due to changes in the terms of certain reinsurance treaties that resulted in a higher level of business retained in the first quarter of the year.

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

Net Investment Income

        Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the change in the Company's net investment income in 2008 and 2007 as compared with the prior year, as well as a discussion of the Company's net investment income allocation methodology.

Claims and Expenses

        Claims and claim adjustment expenses of $1.77 billion in 2008 increased by $32 million, or 2%, over 2007. An increase in the cost of catastrophes and an increase in the number of large losses that exceeded expectations within International in 2008 were largely offset by a significant increase in net favorable prior year reserve development. The cost of catastrophes included in claims and claim adjustment expenses in 2008 totaled $73 million, compared with no catastrophe losses in 2007. Hurricanes Ike and Gustav accounted for the majority of catastrophe losses in 2008.

        Net favorable prior year reserve development totaled $274 million in 2008, primarily driven by better than expected loss experience in the International group. The improvements in longer-tail lines of business were attributable to several factors, including enhanced risk control and underwriting strategies throughout the International group. In the property line of business, the improvement primarily resulted from better than anticipated loss development in the United Kingdom, in part due to favorable claim activity relating to 2007 flood losses. In the Bond & Financial Products group, better than expected loss experience for the contract surety business within the fidelity and surety product line, resulting from favorable settlements on large claims (primarily from accident years prior to 2005), resulted in net favorable prior year reserve development in 2008. In 2007, net favorable prior year reserve development totaled $93 million, primarily reflecting better than expected loss development in international property, employers' liability, professional indemnity and motor lines of business for recent accident years, which was attributable to several factors, including enhanced pricing and underwriting strategies throughout the International operations, and the favorable impact of legal and judicial reforms in Ireland.

        Claims and claim adjustment expenses totaled $1.74 billion in 2007, a decrease of 3% from 2006, primarily reflecting an increase in net favorable prior year reserve development and the impact of the sale of Afianzadora Insurgentes, partially offset by the increase in business volume, $37 million of non-catastrophe losses incurred in the United Kingdom in 2007 related to flooding and the impact of foreign currency rates of exchange. Net favorable prior year reserve development in 2006 totaled $14 million.

        General and administrative expenses in 2008 totaled $581 million, $9 million lower than in 2007, primarily reflecting a decrease in commission expense. The Company's implementation of the new fixed agent compensation program in the first quarter of 2007 did not have a material impact on the Financial, Professional & International Insurance segment. General and administrative expenses totaled $590 million in 2007, an increase of 10% over the 2006 total of $536 million. The increase primarily reflected the segment's continued expenditures to support business growth and the impact of foreign currency exchange rates.

GAAP Combined Ratio

        The loss and loss adjustment expense ratio of 51.2% in 2008 was 0.4 points higher than the 2007 ratio of 50.8%. The 2008 ratio included an 8.0 point benefit from net favorable prior year reserve development and a 2.3 point impact from the cost of catastrophes, whereas the 2007 ratio included a 2.7 point benefit from net favorable prior year reserve development and no impact from catastrophe losses. The 2008 loss and loss adjustment expense ratio adjusted for catastrophe losses and prior year reserve development was 3.4 points higher than the 2007 ratio on the same basis, primarily reflecting an increase in the number of large losses that exceeded expectations within International. The underwriting expense ratio of 36.0% in 2008 was 0.8 points lower than in 2007. The 2008 expense ratio included a 0.2 point impact of hurricane-related assessments. Adjusting for these assessments, the 2008 expense ratio was 1.0 points lower than the expense ratio in 2007, reflecting reduced acquisition costs.

        The loss and loss adjustment expense ratio of 50.8% in 2007 was 2.9 points lower than the 2006 ratio of 53.7%. The 2007 ratio included a 2.7 point benefit from net favorable prior year reserve development, compared with a 0.4 point benefit in 2006. Excluding this factor in each year, the 2007 ratio was 0.6 points lower than the 2006 ratio. The underwriting expense ratio of 36.8% in 2007 was 1.5 points higher than the comparable 2006 expense ratio, driven by the increase in expenses supporting business growth.

Written Premiums

        Financial, Professional & International Insurance gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2008	2007	2006
Bond & Financial Products	$2,507	$2,614	$2,657
International	1,459	1,423	1,324

Total Financial, Professional & International Insurance	$3,966	$4,037	$3,981

	Net Written Premiums
(for the year ended December 31, in millions)	2008	2007	2006
Bond & Financial Products	$2,228	$2,228	$2,255
International	1,240	1,237	1,138

Total Financial, Professional & International Insurance	$3,468	$3,465	$3,393

        Afianzadora Insurgentes generated gross and net written premiums of $30 million and $25 million, respectively, in 2007. Adjusting for the sale of that operation in 2007, gross written premiums in 2008 declined 1% from 2007, whereas net written premiums increased 1% over 2007. The difference in 2008 gross and net written premium growth rates primarily reflected changes in the terms of certain of the Company's reinsurance treaties that resulted in a higher level of business retained in the Bond & Financial Products group.

        In the Bond & Financial Products group, net written premiums in 2008 increased 1% over 2007 (adjusted for the sale of Afianzadora Insurgentes), as the impact of the higher level of business retained in 2008 was largely offset by a decline in premium volume due to competitive market conditions and the economic downturn. In the Bond & Financial Products group (excluding the surety line of business, for which the following are not relevant measures), business retention rates in 2008 remained strong and increased slightly over 2007. Renewal price changes in 2008 were slightly negative, compared to an increase in the prior year, and new business levels were consistent with 2007.

        Net written premiums in the International group in 2008 were flat with 2007. For the International group in 2008, business retention rates declined from 2007 due to the intentional non-renewal of certain property business in Canada and more competitive market conditions at Lloyd's. Renewal price changes in 2008 were flat, compared to a decrease in 2007, and new business volume increased.

        Gross and net written premiums in 2007 increased 1% and 2%, respectively, over 2006. Adjusting for the sale of Afianzadora Insurgentes, gross and net written premiums increased 3% and 4%, respectively, over 2006. Net written premiums in the Bond & Financial Products group in 2007 increased 1% over 2006 (adjusted for the sale of Afianzadora Insurgentes), primarily due to increased construction surety business volume resulting from strong economic conditions in the public works sector of the construction industry. For Bond and Financial Products (excluding the surety line of business), business retention rates in 2007 increased over 2006. Renewal price changes in 2007 were positive but down from 2006, and new business levels declined due in part to competitive market conditions. In the International group, net written premiums in 2007 increased $99 million, or 9%, over 2006, primarily reflecting the favorable impact of foreign currency exchange rates and strong business volume at Lloyd's and in Canada. Net written premium volume in the International group in 2007 also benefited from adjustments to prior year premium estimates in the Lloyd's operation. In the International group in 2007, business retention rates remained strong, new business volume increased over 2006, and renewal price changes declined from 2006.

Personal Insurance

        Results of the Company's Personal Insurance segment were as follows:

(for the year ended December 31, in millions)	2008	2007	2006
Revenues:
Earned premiums	$6,970	$6,803	$6,563
Net investment income	421	559	548
Other revenues	75	90	94

Total revenues	$7,466	$7,452	$7,205

Total claims and expenses	$6,855	$5,996	$5,555

Operating income	$465	$1,019	$1,132

Loss and loss adjustment expense ratio	66.2%	58.6%	54.8%
Underwriting expense ratio	30.8	28.2	28.3

GAAP combined ratio	97.0%	86.8%	83.1%

Overview

        Operating income of $465 million in 2008 was $554 million, or 54%, lower than operating income in 2007, primarily reflecting an increase in the cost of catastrophes. Also contributing to the decline in 2008 were the impact of a reduction in net investment income, an increase in non-catastrophe related weather losses and loss cost trends. The cost of catastrophes in 2008 totaled $618 million, compared with $163 million in 2007. Net favorable prior year reserve development in 2008 and 2007 totaled $143 million and $152 million, respectively. In addition, results in 2007 benefited by $71 million from the Company's implementation of a new fixed agent compensation program, which is described in more detail in the "Consolidated Overview" section herein.

        Operating income of $1.02 billion in 2007 was $113 million, or 10%, lower than operating income of $1.13 billion in 2006, primarily reflecting a decline in net favorable prior year reserve development and an increase in catastrophe losses, partially offset by growth in business volume and net investment income and the $71 million benefit from the new fixed agent compensation program. Net favorable prior year reserve development in 2007 and 2006 totaled $152 million and $359 million, respectively. Catastrophe losses in 2007 totaled $163 million, compared with catastrophe losses of $103 million in 2006.

        In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company, and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc. (collectively, Mendota). These subsidiaries primarily offered nonstandard automobile coverage and accounted for $49 million and $187 million of net written premiums in the years ended December 31, 2007 and 2006, respectively. The impact of this transaction was not material to the Company's results of operations or financial position.

Earned Premiums

        Earned premiums of $6.97 billion in 2008 increased $167 million, or 2%, over earned premiums of $6.80 billion in 2007. Adjusting for the sale of Mendota in 2007, earned premiums in 2008 increased 3% over 2007. The increase reflected continued strong business retention rates and new business volume, coupled with continued renewal price increases. Earned premiums of $6.80 billion in 2007 grew 4% over 2006, primarily reflecting continued strong business retention rates, increases in renewal price changes, and growth from new business volume, partially offset by the impact of the sale of Mendota in early April 2007. Adjusting for the impact of Mendota in both years, earned premiums in 2007 increased 6% over 2006.

Net Investment Income

        Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the change in the Company's net investment income in 2008 and 2007 as compared with the prior year.

Claims and Expenses

        Claims and claim adjustment expenses in 2008 totaled $4.62 billion, an increase of $629 million, or 16%, over 2007, primarily reflecting a significant increase in the cost of catastrophes, non-catastrophe weather related losses in the Homeowners and Other product line, the impact of loss cost trends and increased business volume. The cost of catastrophes included in claim and claim adjustment expenses in 2008 totaled $541 million, compared with $163 million in 2007. Catastrophe losses in 2008 primarily resulted from Hurricanes Ike and Gustav, as well as tornado, wind and hail storms in various regions of the United States throughout the year. Net favorable prior year reserve development in 2008 and 2007 totaled $143 million and $152 million, respectively. The 2008 net favorable prior year reserve development was primarily driven by favorable loss experience related to Hurricane Katrina, and better than expected loss experience from recent accident years for the Homeowners and Other product line. This improvement was driven in part by claim initiatives as well as better than expected outcomes on 2007 catastrophe-related claims. In addition, the Homeowners and Other product line experienced improvement in older accident years for the umbrella line as well as favorable experience from accident year 2007 for allied coverages due to less than expected claim activity. Net favorable prior year reserve development in 2007 of $152 million was driven by better than expected automobile loss experience due in part to claim initiatives and fewer than expected late reported homeowners' claims related to non-catastrophe weather events that occurred in the fourth quarter of 2006. In addition, a portion of net favorable prior year reserve development in the Homeowners and Other line of business in 2007 was attributable to a decrease in the number of claims due to changes in the marketplace, including higher deductibles and fewer small-dollar claims.

        Claims and claim adjustment expenses in 2007 totaled $3.99 billion, an increase of $390 million, or 11%, over 2006, primarily reflecting a decline in net favorable prior year reserve development, an increase in catastrophe losses and higher business volume, partially offset by the impact of the sale of Mendota.

        Net favorable prior year reserve development of $359 million in 2006 was driven by better than expected loss experience in the auto bodily injury and non-catastrophe related Homeowners and Other lines of business, and a reduction in loss estimates for the 2005 hurricanes. In the Automobile line of business, the improvement in 2006 was partially driven by better than expected results from changes in claim handling practices. These changes included practices which have allowed case reserves to be established more accurately earlier in the claim settlement process, thereby changing historical loss development patterns. In addition, industry and Company initiatives to fight fraud in several states led to a decrease in the total number of claims and a change in historical loss development patterns. In the Homeowners and Other line of business, favorable prior year reserve development in 2006 was partially driven by a significant decrease in the number of claims, attributable to changes in the marketplace, including higher deductibles and fewer small-dollar claims. These changes also resulted in a change in historical loss development patterns. In addition, for 2006, non-catastrophe related Homeowners and Other loss experience was favorable due to continued evidence of a less than expected impact from "demand surge," which refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services. Approximately $100 million of net favorable prior year reserve development in 2006 resulted from a reduction in loss estimates for catastrophes incurred in 2005, primarily due to lower than expected additional living expense losses related to Hurricane Katrina.

        Catastrophe losses in 2007 totaled $163 million, $60 million higher than the 2006 total of $103 million. Catastrophe losses in 2007 were primarily the result of wildfires in California and several storms throughout the United States, whereas the 2006 total was driven by several wind, rain, hail and snow storms throughout the year in the United States.

        The amortization of deferred acquisition costs totaled $1.41 billion in 2008, compared with $1.31 billion in 2007. The growth in amortization costs in 2008 primarily reflected the higher level of amortized commission expense in 2008 resulting from the Company's implementation of a new fixed agent compensation program in 2007, as well as an increase in business volume.

        The amortization of deferred acquisition costs totaled $1.31 billion in 2007, $156 million, or 14%, higher than the comparable 2006 total of $1.15 billion. The increase included $94 million from the implementation of the new fixed agent compensation program in 2007 described in more detail in the "Consolidated Overview" section herein, as well as growth in business volume, partially offset by the impact of the sale of Mendota

        General and administrative expenses totaled $829 million in 2008, an increase of $130 million, or 19% over the 2007 total of $699 million. The increase in 2008 included the impact of $77 million of hurricane-related assessments. The remaining increase reflected growth in business volume and continued investments to support business growth and product development.

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

GAAP Combined Ratio

        The loss and loss adjustment expense ratio of 66.2% in 2008 was 7.6 points higher than the comparable 2007 ratio of 58.6%. The 2008 ratio included a 7.8 point impact of the cost of catastrophes and a 2.1 point benefit from net favorable prior year reserve development, whereas the 2007 ratio included a 2.4 point impact of the cost of catastrophes and a 2.2 point benefit from net favorable prior year reserve development. The 2008 loss and loss adjustment expense ratio adjusted for catastrophe losses and prior year reserve development was 2.1 points higher than the 2007 ratio on the same basis, primarily reflecting the impact of an increase in non-catastrophe weather related losses in the Homeowners and Other line of business and loss cost trends.

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

        The underwriting expense ratio of 30.8% in 2008 was 2.6 points higher than the 2007 ratio of 28.2%. The 2008 ratio included a 1.1 point impact from hurricane-related assessments, whereas the 2007 ratio included a 1.0 point benefit from the implementation of the new fixed agent compensation program described in the "Consolidated Overview" section herein. Adjusting for these factors, the 2008 expense ratio was 0.5 points higher than the adjusted expense ratio for 2007, primarily reflecting continued investments to support business growth and product development.

        The underwriting expense ratio in 2007, excluding the 1.0 point benefit from the implementation of the new fixed agent compensation program, was 0.9 points higher than the 2006 expense ratio of 28.3%, reflecting the impact of continued investments to support business growth and product development.

Written Premiums

        The Personal Insurance segment's gross and net written premiums by product line were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2008	2007	2006
Automobile	$3,689	$3,673	$3,731
Homeowners and Other	3,602	3,471	3,280

Total Personal Insurance	$7,291	$7,144	$7,011

	Net Written Premiums
(for the year ended December 31, in millions)	2008	2007	2006
Automobile	$3,660	$3,628	$3,692
Homeowners and Other	3,335	3,207	3,019

Total Personal Insurance	$6,995	$6,835	$6,711

        Gross and net written premiums in 2008 both increased 2% over the comparable 2007 totals. Mendota accounted for $49 million of both gross and net written premiums in 2007. Adjusting for the sale of Mendota in 2007, gross and net written premiums in 2008 both increased 3% over the 2007 totals.

        In the Automobile line of business, net written premiums increased 2% over 2007, adjusting for the sale of Mendota. Business retention rates in 2008 remained strong and were consistent with 2007. Renewal price changes in 2008 remained positive and consistent with 2007. New business levels in 2008 increased over 2007. In the Homeowners and Other line of business, net written premiums in 2008 grew 4% over 2007. Business retention rates in 2008 remained strong and were consistent with 2007. Renewal price changes in 2008 remained positive but declined from 2007. New business levels also remained strong and increased slightly over 2007.

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

        The Personal Insurance segment had approximately 7.4 million and 7.2 million policies in force at December 31, 2008 and 2007, respectively. In the Automobile line of business, policies in force at December 31, 2008 increased 2% over the same date in 2007. Policies in force in the Homeowners and Other line of business at December 31, 2008 grew by 3% over the same date in 2007.

Interest Expense and Other

(for the year ended December 31, in millions)	2008	2007	2006
Net loss	$(257)	$(209)	$(163)

        The $48 million increase in net loss for Interest Expense and Other in 2008 compared with 2007 was primarily driven by a $52 million benefit in 2007 resulting from the favorable resolution of various prior year tax matters. The net loss in 2008 included after-tax interest expense of $239 million, compared with $224 million in 2007. The net loss in 2007 also included an after-tax loss of $25 million related to the Company's redemption of its 4.50% contingently convertible debentures in April 2007, consisting of the redemption premium paid and the write-off of remaining debt issuance costs.

        The $46 million increase in net loss for Interest Expense and Other in 2007 compared with 2006 was driven by the impact of debt redemptions in each year. The net loss in 2007 included the after-tax loss of $25 million related to the Company's redemption of its 4.50% convertible junior subordinated notes. Conversely, the net loss in 2006 was reduced by a $27 million after-tax gain realized on the redemption of the Company's $593 million, 7.6% subordinated debentures. After-tax interest expense in

2007 totaled $224 million, compared with $207 million in 2006. The net losses in this category for 2007 and 2006 were reduced by the favorable resolution of various prior year tax matters.

ASBESTOS CLAIMS AND LITIGATION

        The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders. While the Company has experienced a decrease in asbestos claims over the past several years, the Company continues to receive a significant number of asbestos claims from the Company's policyholders (which includes others seeking coverage under a policy), including claims against the Company's policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the focus by plaintiffs on previously peripheral defendants. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years. In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. Bankruptcy proceedings have also caused increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on previously peripheral defendants, contributes to the loss and loss expense payments experienced by the Company. The Company's asbestos-related claims and claim adjustment expense experience also has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.

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

        On July 6, 2007, the Company announced that it entered into a settlement to resolve fully all current and future asbestos-related coverage claims relating to ACandS, Inc. (ACandS), formerly a national distributor and installer of products containing asbestos. Pursuant to that agreement, the Company placed $449 million into escrow. The settlement was subject to a number of contingencies, all of which have been fulfilled. On August 6, 2008, the Company's $449 million settlement payment was released from the escrow to the ACandS Trust. This transaction was recorded as a paid claim and reduction in claim reserves, and accordingly, there was no effect on the Company's results of operations. The Company is seeking to recover approximately $84 million of the $449 million from reinsurers; such a recovery would also have no effect on the Company's results of operations.

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

        Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which had been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court. On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court's orders, while vacating that portion of the bankruptcy court's orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Various parties appealed the district court's March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit. On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court's approval of an order issued by the bankruptcy court prohibiting the prosecution of the Statutory and Hawaii Actions and the Common Law Claims, as well as future similar direct action litigation, against TPC. On February 29, 2008, TPC and certain other parties to the appeals filed petitions for rehearing and/or rehearing en banc, requesting reinstatement of the district court's judgment, which were denied. TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit's decision and on December 12, 2008, the Petitions were granted. Unless the Supreme Court reverses the Second Circuit's decision, and the bankruptcy court's order is reinstated and becomes final, the settlements will be voided and TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses). In that case, the Company intends to litigate the direct action cases vigorously. (For a description of these matters, see "Part I—Item 3, Legal Proceedings").

        Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder at least annually. In the course of this review, the Company generally considers, among other factors: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of the policyholder's potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.

        In the third quarter of 2008, the Company completed its annual in-depth asbestos claim review. The trends observed over the past three reviews have been generally consistent. The trends include:

  •
  more stable payment trends for a large proportion of policyholders;

  •
  a decrease in the number of new claims received;

  •
  a decrease in the number of large asbestos exposures confronting the Company due to additional settlement activity;

  •
  fewer and less volatile asbestos-related bankruptcies; and

  •
  the absence of new theories of liability or new classes of defendants.

        While the Company believes that these trends indicate a reduction in the volatility associated with the Company's overall asbestos exposure, there nonetheless remains a high degree of uncertainty with respect to future exposure from asbestos claims.

        As in prior years, the annual claim review considered active policyholders and litigation cases for potential product and "non-product" liability. The Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, again experienced an overall reduction in new claim filings in 2008. The number of policyholders tendering asbestos claims for the first time was consistent with the number tendering claims in 2007. Defense and indemnity costs in these categories remain at similar levels to what the Company has experienced in recent years due to the level of trial activity involving impaired individuals.

        The Company's quarterly asbestos reserve review includes an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. Developing payment trends among policyholders in the Home Office, Field Office and Assumed and International categories are also analyzed. In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. For certain policyholders an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined, and for those policyholders the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company's evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.

        Net asbestos losses and expenses paid in 2008 were $658 million, compared with $317 million in 2007. The increase in net paid losses was the result of the ACandS payment in the third quarter of 2008. Excluding the ACandS settlement, payments in 2008 were $293 million. Approximately 59% and 20% of total net paid losses in 2008 and 2007, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

        The Company categorizes its asbestos reserves as follows:

	Number of Policyholders		Total Net Paid		Net Asbestos Reserves
(at and for the year ended December 31, $ in millions)	2008	2007	2008	2007	2008	2007
Policyholders with settlement agreements	23	22	$389	$62	$749	$1,152
Home office and field office	1,651	1,659	217	211	1,983	2,116
Assumed reinsurance and other	—	—	41	35	182	224
International	—	—	11	9	—	242

Total	1,674	1,681	$658	$317	$2,914	$3,734

        The "policyholders with settlement agreements" category includes structured settlements, coverage in place arrangements and, with respect to TPC, Wellington accounts. Reserves are based on the expected payout for each policyholder under the applicable agreement. Structured settlements are arrangements under which policyholders and/or plaintiffs agree to fixed financial amounts to be paid at scheduled times. Included in this category are TPC's settlements of the Statutory and Hawaii Actions and the Common Law Claims (collectively the Direct Action Settlement). As stated above unless the Second Circuit's decision vacating the approval of the settlement is reversed and the bankruptcy court's order approving the settlement is reinstated and becomes final, the Direct Action Settlement will be voided and TPC will have no obligation to pay the amounts under the Direct Action Settlement (other than certain administrative expenses). In that event, the reserves assigned to the settlement will be returned to TPC's unallocated asbestos reserve. (For a description of these matters, see "Item 3—Legal Proceedings"). Coverage in place arrangements represent agreements with major policyholders on specified amounts of coverage to be provided. Payment obligations may be subject to annual maximums and are only made when valid claims are presented. Wellington accounts refer to the 35 defendants that are parties to a 1985 agreement settling certain disputes concerning insurance coverage for their asbestos claims. Many of the aspects of the Wellington agreement are similar to those of coverage in place arrangements in which the parties have agreed on specific amounts of coverage and the terms under which the coverage can be accessed.

        The "home office and field office" category relates to all other policyholders and also includes unallocated IBNR reserves. Policyholders are identified for home office review based upon, among other factors: a combination of past payments and current case reserves in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential "non-product" exposures, size of policyholder and geographic distribution of products or services sold by the policyholder. In addition to IBNR amounts contained in the reserves for home office and field office policyholders and the costs of litigating asbestos coverage matters, the Company has established a reserve for further adverse development related to existing policyholders, new claims from policyholders reporting claims for the first time and policyholders for which there is, or may be, litigation and direct actions against the Company.

        On January 29, 2009, the Company and PPG Industries, Inc ("PPG"), along with approximately 30 other insurers of PPG, agreed in principle on a modified settlement agreement to settle asbestos-related coverage litigation under insurance policies issued to PPG. The tentative settlement agreement has been incorporated into the Modified Third Amended Plan of Reorganization ("Amended Plan") proposed as part of the Pittsburgh Corning Corp. ("PCC", which is 50% owned by PPG) bankruptcy proceeding. Pursuant to the proposed Amended Plan, which was filed on January 30, 2009, PCC, along with enumerated other companies (including PPG as well as the Company as a participating insurer), are to receive protections afforded by Section 524(g) of the Bankruptcy Code from certain asbestos-related bodily injury claims. The Company had entered into a prior agreement in principle with PPG in 2002 which was contingent upon final court approval of the Second Amended Plan of Reorganization for PCC, but in December 2006, the United States Bankruptcy Court declined to confirm that Plan of Reorganization. As a result of the December 2006 ruling, the Company removed the reserves associated with the prior agreement from the structured settlement category of the asbestos reserve and made a corresponding increase in the unallocated asbestos IBNR reserve. Under the current agreement in principle, the Company has the option to make a series of payments over the next 20 years totaling approximately $620 million to the Trust to be created under the Amended Plan, or it may elect to make a one-time discounted payment, which, as of June 30, 2009, would total approximately $430 million (approximately $400 million after reinsurance). The current agreement in principle with PPG is subject to numerous contingencies, including final court approval of the Amended Plan, and the Company has no obligation to make the settlement payment until all contingencies are satisfied. The Company's obligations under this agreement in principle continue to be included in the unallocated asbestos IBNR reserve.

        Assumed reinsurance exposure primarily consists of reinsurance of excess coverage, including various pool participations. Prior to the sale of Unionamerica in December 2008, International was exposed to U.S. asbestos liabilities through participations in excess insurance policies, quota share and excess of loss reinsurance policies, and retrocession policies, underwritten in the London insurance market. Details of exposures under the reinsurance and retrocession policies were identified only when the Company was advised by the cedant.

        In December 2008, the Company completed the sale of Unionamerica, which comprised its United Kingdom-based runoff insurance and reinsurance businesses. Included in the claim and claim adjustment expense reserves transferred to the purchaser were gross and net asbestos reserves of $330 million and $232 million, respectively.

        The Company recorded a $70 million pretax increase to asbestos reserves in 2008. The Company recorded no asbestos reserve additions in 2007, and recorded a pretax asbestos reserve addition of $155 million in 2006. The 2008 increase was driven by a change in the estimated costs associated with litigating asbestos coverage matters and a change in estimated losses for certain individual policyholders. The increase was not a result of a change in the Company's assessment of the underlying asbestos environment. Approximately half of the $155 million 2006 pretax reserve adjustment was due to an increase in the projected defense costs for ten policyholders. The majority of the remainder of the reserve adjustment was primarily due to continued litigation activity against smaller, peripheral defendants. Net asbestos reserves totaled $2.91 billion at December 31, 2008, compared with $3.73 billion at December 31, 2007.

        The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2008	2007	2006
Beginning reserves:
Direct	$4,353	$4,777	$5,103
Ceded	(619)	(726)	(739)

Net	3,734	4,051	4,364

Incurred losses and loss expenses:
Direct	70	(1)	196
Ceded	—	1	(41)

Net	70	—	155

Accretion of discount:
Direct	—	—	1
Ceded	—	—	—

Net	—	—	1

Losses paid:
Direct	794	423	523
Ceded	(136)	(106)	(54)

Net	658	317	469

Sale of subsidiary:
Direct	330	—	—
Ceded	(98)	—	—

Net	232	—	—

Ending reserves:
Direct	3,299	4,353	4,777
Ceded	(385)	(619)	(726)

Net	$2,914	$3,734	$4,051

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

        The Company continues to receive notices from policyholders tendering claims for the first time. These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the Company has experienced upward development in the anticipated defense and settlement costs for certain of its pending policyholders. As a result of this development, the Company increased its environmental reserve by $85 million in the second quarter of 2008. The Company continues to experience a decline in both the number of new policyholders tendering claims for the first time and the number of pending lawsuits between the Company and its policyholders pertaining to coverage for environmental claims; however, the Company has experienced a moderation in the rate of that decline in recent years. The Company increased its environmental reserve by $185 million in 2007 primarily in response to that moderation. In 2006, the Company increased environmental reserves by $120 million primarily as a result of higher than expected defense and settlement costs driven in part by adverse judicial developments in certain states regarding the availability of coverage for environmental claims.

        In December 2008, the Company completed the sale of Unionamerica, which comprised its United Kingdom-based runoff insurance and reinsurance businesses. Included in the claim and claim adjustment expense reserves transferred to the purchaser were gross and net environmental reserves of $40 million and $33 million, respectively.

        Net paid losses in 2008 and 2007 were $128 million and $113 million, respectively. At December 31, 2008, approximately 92% of the net environmental reserve (approximately $381 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. The balance, approximately 8% of the net environmental reserve (approximately $33 million), consists of case reserves.

        The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2008	2007	2006
Beginning reserves:
Direct	$478	$413	$494
Ceded	12	5	(69)

Net	490	418	425

Incurred losses and loss expenses:
Direct	85	182	108
Ceded	—	3	12

Net	85	185	120

Losses paid:
Direct	123	117	189
Ceded	5	(4)	(62)

Net	128	113	127

Sale of subsidiary:
Direct	40	—	—
Ceded	(7)	—	—

Net	33	—	—

Ending reserves:
Direct	400	478	413
Ceded	14	12	5

Net	$414	$490	$418

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

        As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2008 are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants, although in recent years the Company has noted a decrease in the number and volatility of asbestos-related bankruptcies. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments. (Also, see "Part I—Item 3, Legal Proceedings").

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

INVESTMENT PORTFOLIO

        The Company's invested assets at December 31, 2008 totaled $70.74 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 4% in other investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government, tax-exempt U.S. municipal bonds, and taxable corporate and U.S. agency mortgage-backed bonds.

        The Company's fixed maturity portfolio at December 31, 2008 totaled $61.28 billion. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's insurance and debt obligations. The weighted average credit quality of the Company's fixed maturity portfolio, both including and excluding U.S. Treasury securities, was "Aa1" at December 31, 2008 and 2007. Below investment grade securities represented 2.0% and 2.5% of the total fixed maturity investment portfolio at December 31, 2008 and 2007, respectively. The average effective duration of the fixed maturity portfolio, including short-term investments, was 4.2 and 4.0 (4.6 and 4.3 excluding short-term investments), at December 31, 2008 and 2007, respectively.

        The following table sets forth the Company's combined fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2008, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$30,878	50.4%
Aa	20,282	33.1
A	6,030	9.8
Baa	2,883	4.7

Total investment grade	60,073	98.0
Below investment grade	1,202	2.0

Total fixed maturity investments	$61,275	100.0%

        Included in the Company's fixed maturity portfolio at December 31, 2008 were $1.52 billion of debt securities issued by foreign governments and $12.79 billion of corporate fixed maturities and redeemable preferred stock. These credit exposures are diversified across a number of countries and industries. The following table shows the industry sectors for those exposures.

(at December 31, 2008, in millions)	Carrying Value	Average Credit Rating
Credit Sector(1)
Government:
Debt securities issued by foreign governments	$1,519	Aaa

Corporate:
Financial
Bank	1,821	Aa3
Insurance	497	Aa3
Brokerage and asset management	282	A2
Finance/leasing	189	A3

Total financial	2,789
Industrial	4,972	Baa1
Public utility	1,956	Baa1
Sovereign corporate securities(2)	1,341	Aaa
Commercial mortgage-backed and project loans(3)	766	Aaa
Canadian municipal securities	571	Aa1
Asset-backed and other	399	A1

Total corporate	12,794

Total credit exposure	$14,313	A1

    (1)
    Credit sectors include debt securities issued by foreign governments, corporate bonds and redeemable preferred stocks.

    (2)
    Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Temporary Liquidity Guaranty and the Federal Ship Financing Programs.

    (3)
    Included in Commercial mortgage-backed securities and project loans are $221 million of securities guaranteed by the U.S. government and $37 million by government sponsored enterprises.

        The Company's fixed maturity investment portfolio at December 31, 2008 included $39.06 billion of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico, and includes general obligation and revenue bonds issued by states, cities, counties, school districts, and similar issuers. Included in the municipal bond portfolio are $5.45 billion of advance refunded or escrowed-to-maturity bonds. Advance refunded and escrowed-to-maturity bonds are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. Such escrow accounts are verified as to their sufficiency by an external auditor and almost exclusively involve U.S. Treasury securities. The following table shows the geographic distribution of the remaining $33.61 billion of municipal bonds which are not advance refunded or escrowed-to-maturity.

State (in millions)	State General Obligation	Local General Obligation	Revenue	Total Market Value	Average Quality Rating(1)
Texas	$379	$1,988	$1,362	$3,729	Aaa/Aa1
California	138	1,472	382	1,992	Aa1
Illinois	347	995	605	1,947	Aa1
Virginia	184	713	712	1,609	Aaa/Aa1
Florida	525	79	944	1,548	Aa1
Washington	420	699	383	1,502	Aa1
Maryland	499	576	247	1,322	Aaa/Aa1
Ohio	467	330	458	1,255	Aa1
Minnesota	427	606	211	1,244	Aaa/Aa1
Georgia	476	387	345	1,208	Aaa/Aa1
New York	49	191	930	1,170	Aa1
Arizona	—	454	627	1,081	Aa1
North Carolina	522	436	118	1,076	Aaa
Michigan	157	337	530	1,024	Aa1
All Others(2)	3,255	3,509	5,135	11,899	Aa1

Total	$7,845	$12,772	$12,989	$33,606	Aa1

(1)
Rated using external ratings agencies or by the Company when a public rating does not exist. Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.

(2)
No other single state accounted for 3.0% or more of the total non-advance-refunded or escrowed-to-maturity municipal bonds.

        The Company bases its investment decision on the credit characteristics of the municipal security; however, within its municipal bond portfolio are a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. The downgrade during 2008 of credit ratings of insurers of these securities has resulted in a corresponding downgrade in the ratings of the securities to the underlying rating of the respective security. Of the insured municipal securities in the Company's investment portfolio, approximately 99% were rated at A3 or above, and approximately 81% were rated at Aa3 or above, without the benefit of insurance. The Company believes that a further loss of the benefit of insurance would not result in a material adverse impact on the Company's results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company's ability and intent to hold the securities. The average credit rating of the underlying issuers of these securities was "Aa3" at December 31, 2008. The average credit rating of the entire municipal bond portfolio was "Aa1" at December 31, 2008 with and without the third-party insurance.

        At December 31, 2008 and 2007, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $766 million and $935 million, respectively. At December 31, 2008, approximately $258 million of these securities, or the loans backing such securities, contain guarantees by the United States Government or a government-sponsored enterprise and $20 million were comprised of Canadian non-guaranteed securities. The average credit rating of the $508 million of non-guaranteed securities at December 31, 2008 was "Aaa," and 93% of those securities were issued in 2004 and prior years. The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the underlying credit strength of these securities.

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

        At December 31, 2008 and 2007, the Company held CMOs classified as available for sale with a fair value of $2.84 billion and $3.59 billion, respectively (in addition to the CMBS securities of $766 million and $935 million, respectively, described above). Approximately 35% and 31% of the Company's CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2008 and 2007, respectively. In addition, the Company held $3.22 billion and $3.52 billion of GNMA, FNMA, FHLMC (excluding FHA project loans which are included with CMBS) mortgage-backed pass-through securities classified as available for sale at December 31, 2008 and 2007, respectively. The average credit rating of all of the above securities was "Aaa" at both dates.

        The Company's fixed maturity investment portfolio at December 31, 2008 and 2007 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective market value of $206 million and $286 million, respectively (comprising approximately 0.3% and 0.4% of the Company's total fixed maturity investments, respectively). The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional asset-backed securities collateralized by sub-prime mortgages at discounted prices. The Company purchased $47 million and $89 million of such securities in 2008 and the fourth quarter of 2007, respectively. The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entity's requirements for credit score but do not meet the government-sponsored entity's guidelines for documentation, property type, debt and loan-to-value ratios. The average credit rating on these securities and obligations held by the Company was "Aa2" and "Aaa" at December 31, 2008 and 2007, respectively. Approximately $81 million of the Company's asset-backed securities collateralized by sub-prime and alternative documentation mortgages were downgraded in 2008.

        The Company's real estate investments include warehouses and office buildings and other commercial land and properties that are directly owned. The Company's other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company's fixed maturity investments. While these asset classes have historically provided a higher return than fixed maturities, in 2008 the returns were significantly lower than in prior periods and, in the aggregate, produced negative investment income, reflecting market conditions. At December 31, 2008 and 2007, the carrying value of the Company's other investments was $3.04 billion and $3.37 billion, respectively.

        The Company has engaged in securities lending activities from which it generates net investment income from the lending of certain of its investments to other institutions for short periods of time. Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest. This collateral is held by a third-party custodian, and the Company has the right to access the collateral only in the event that the institution borrowing the Company's securities is in default under the lending agreement. Therefore, the Company does not recognize the receipt of the collateral held by the third-party custodian or the obligation to return the collateral. The loaned securities remain a recorded asset of the Company.

        During the third quarter of 2008, the Company changed its securities lending requirements in light of the recent market conditions to accept only cash as collateral for securities on loan and restricted the manner in which that cash was invested. These actions resulted in a significant reduction in the amount of securities on loan. At December 31, 2008, the Company had $8 million of securities on loan to others, compared with $1.99 billion at December 31, 2007. The Company has not incurred any investment losses in its securities lending program for the years ended December 31, 2008, 2007 and 2006.

        The net unrealized investment gains (losses) that were included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(for the year ended December 31, in millions)	2008	2007	2006
Fixed maturities	$(294)	$768	$422
Equity securities	(82)	15	37
Venture capital	8	17	108
Other investments	115	138	113

Unrealized investment gains (losses) before tax	(253)	938	680
Tax expense (benefit)	(109)	318	227

Net unrealized investment gains (losses) at end of year	$(144)	$620	$453

        Net pretax unrealized investment losses totaled $253 million at December 31, 2008, compared with net pretax unrealized investment gains of $938 million at December 31, 2007. The net unrealized loss position at December 31, 2008 reflected the impact of rising interest rates on longer-dated fixed maturity securities (primarily due to the widening of credit spreads generally), as well as net unrealized investment losses on equity securities, which reflected current market conditions.

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

        Impairment charges included in net realized investment gains (losses) were as follows:

(for the year ended December 31, in millions)	2008	2007	2006
Fixed maturities	$324	$37	$7
Equity securities	74	7	4
Other investments	22	26	37

Total	$420	$70	$48

        For the year ended December 31, 2008, the Company recognized the following other-than-temporary impairments:

  •
  $324 million in the fixed maturities portfolio, consisting of $210 million related to the deteriorated financial position of various issuers (of which $70 million related to securities issued by Lehman Brothers Holdings, Inc. and its subsidiaries), $81 million related to externally managed securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in market value and $33 million resulting from the intent or potential to sell various holdings prior to a recovery in market value;

  •
  $74 million in the equity portfolio consisting of $26 million related to externally managed securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in market value, $26 million related to securities with respect to which it was determined that the cost basis of those securities would not be recovered over the expected holding period and $22 million resulting from the intent or potential to sell prior to a recovery in market value;

  •
  $14 million in the venture capital portfolio on 16 holdings, consisting of $6 million related to six holdings which were externally managed securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in market value and ten holdings which experienced fundamental economic deterioration; and

  •
  $8 million in other investments of which $6 million related to the fundamental decline in the financial condition of a privately-held investment and $2 million resulted from the intent or potential to sell prior to a recovery in market value.

        For the year ended December 31, 2007, the Company recognized the following other-than-temporary impairments:

  •
  $37 million in the fixed maturities portfolio, consisting of $23 million related to externally managed securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in market value, and $14 million related to credit risk associated with various issuers' deteriorated financial position;

  •
  $7 million in the equity portfolio related to externally managed securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in market value;

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

        For the year ended December 31, 2006, the Company recognized the following other-than-temporary impairments:

  •
  $7 million in the fixed maturities portfolio, consisting of $6 million related to externally managed securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in market value and $1 million related to credit risk associated with various issuers' deteriorated financial position;

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

        The market disruptions that occurred in the second half of 2008 led to many of the 2008 impairment losses and resulted in increased unrealized losses compared with previous years. The Company continually evaluates current developments in the market that have the potential to affect the valuation of the Company's investments.

        The following table summarizes, for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2008, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$222	$36	$1	$—	$259
Other	329	73	12	—	414

Total fixed maturities	551	109	13	—	673
Equity securities	41	30	—	—	71

Total	$592	$139	$13	$—	$744

        These unrealized losses at December 31, 2008 represent approximately 1% of the combined fixed maturity and equity security portfolios on a pretax basis and approximately 2% of shareholders' equity on an after-tax basis.

        For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.

        At December 31, 2008, below investment grade securities comprised 2.0% of the Company's fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2008 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $1.34 billion and a fair value of $1.08 billion, resulting in a net pretax unrealized investment loss of

$258 million. These securities in an unrealized loss position represented approximately 2% of both the total amortized cost and the fair value of the fixed maturity portfolio at December 31, 2008. These securities accounted for 15% of the total pretax unrealized investment loss in the fixed maturity portfolio at December 31, 2008.

        Following are the pretax realized losses on investments sold during the year ended December 31, 2008:

(in millions)	Loss	Fair Value
Fixed maturities	$168	$2,735
Equity securities	4	17

Total	$172	$2,752

        Purchases and sales of investments are based on cash requirements, the characteristics of the insurance liabilities and current market conditions. The Company identifies investments to be sold to achieve its primary investment goals of assuring the Company's ability to meet policyholder obligations as well as to optimize investment returns, given these obligations.

CATASTROPHE MODELING

        The Company uses various analyses and methods, including computer modeling techniques, to analyze catastrophic events and the risks associated with them. The Company uses these analyses and methods to make underwriting and reinsurance decisions designed to manage its exposure to catastrophic events.

        In making underwriting and reinsurance decisions, for hurricane and earthquake exposures, the Company uses third-party proprietary computer modeling in an attempt to estimate the likelihood that the loss from a single event occurring in a one-year timeframe will equal or exceed a particular amount. The tables below set forth the estimated probabilities that losses from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars and as a percentage of the Company's common equity). For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company's loss from a single U.S. hurricane occurring in a one-year timeframe would equal or exceed $1.3 billion, or 5 percent of the Company's common equity at December 31, 2008.

	Dollars (in billions)
Likelihood of Exceedance(1)	Single Hurricane	Single Earthquake
2.0% (1-in-50)	$1.1	$0.4
1.0% (1-in-100)	$1.3	$0.6
0.4% (1-in-250)	$2.1	$0.9
0.1% (1-in-1,000)	$4.8	$2.1

	Percentage of Common Equity
Likelihood of Exceedance	Single Hurricane	Single Earthquake
2.0% (1-in-50)	4%	2%
1.0% (1-in-100)	5%	3%
0.4% (1-in-250)	8%	4%
0.1% (1-in-1,000)	19%	8%

    (1)
    An event that has, for example, a 2% likelihood of exceedance is sometimes described as a "1-in-50 year event." As noted above, however, the probabilities in the table represent the likelihood of losses from a single event equaling or exceeding the indicated threshold loss amount in a one-year timeframe, not over a multi-year timeframe. Also, because the probabilities relate to a single event, the probabilities do not address the likelihood of more than one event occurring in a particular period, and, therefore, the amounts do not address potential aggregate catastrophe losses occurring in a one-year timeframe.

        The threshold loss amounts in the tables above are net of reinsurance, after-tax and exclude loss adjustment expense, which historically has been less than 10% of loss estimates. The amounts for hurricanes reflect U.S. exposures and include property exposures, other than offshore energy and marine exposures, property residual market exposures and an adjustment for certain non-property exposures. The amounts for earthquakes reflect U.S. and Canadian exposures and include property exposures and workers' compensation exposures. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated threshold loss amounts. This information in the tables is based on the Company's in-force portfolio and catastrophic reinsurance program as of December 31, 2008.

        Catastrophe modeling requires a significant amount of judgment and a number of assumptions and relies upon inputs based on experience, science, engineering and history. As a result, such models may fail to account for risks that are outside the range of normal probability or that are otherwise unforeseeable. Catastrophe modeling assumptions include, among others, the portion of purchased reinsurance that is collectible after a catastrophic event, which may prove to be materially incorrect. Consequently, catastrophe modeling estimates are subject to significant uncertainty. In the tables above, the uncertainty associated with the estimated threshold loss amounts increases significantly as the likelihood of exceedance decreases. In other words, in the case of a relatively more remote event (e.g., 1-in-1000), the estimated threshold loss amount is relatively less reliable. Actual losses from an event could materially exceed the indicated threshold loss amount. In addition, more than one such event could occur in any period.

        Moreover, the Company is exposed to the risk of material losses from other than property and workers' compensation coverages arising out of hurricanes and earthquakes, and it is exposed to catastrophe losses from perils other than hurricanes and earthquakes, for example, floods, tornadoes and acts of terrorism.

        There are no industry-standard methodologies or assumptions for projecting catastrophe exposure. Accordingly, catastrophe estimates provided by different insurers may not be comparable.

        For more information about the Company's exposure to catastrophe losses, see "Item 1A—Risk Factors—Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance."

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

        The Company's reinsurance recoverables totaled $14.23 billion at December 31, 2008, a decline of $1.41 billion from year-end 2007, primarily reflecting the sale of Unionamerica, various commutation agreements and collections on reinsurance recoverables, including those related to prior years' hurricane losses.

        The Company has also entered into Master Security Agreements with certain reinsurers. These agreements define conditions that require the reinsurer to provide collateral. The specific conditions and the amounts and form of collateral to be provided by these agreements vary based on a number of factors including, but not limited to, the reinsurers' legal structure and trading history with the Company. One such agreement has been reached with XL Re America, a member of XL Capital Group. In addition, the Company is beneficiary under a trust arrangement with XL Re America which partially covers reinsurance recoverables from XL Re America at December 31, 2008.

        The following table presents the Company's top five reinsurer groups by reinsurance recoverable at December 31, 2008 (in millions). Also included is the A.M. Best rating of each reinsurer group at February 19, 2009:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group's Predominant Reinsurer
Swiss Re Group	$1,009	A+	second highest of 16 ratings
Munich Re Group	831	A+	second highest of 16 ratings
Berkshire Hathaway Group	495	A++	highest of 16 ratings
Transatlantic Holdings, Inc.(1)	495	A	third highest of 16 ratings
XL Capital Group	465	A	third highest of 16 ratings

(1)
As a result of the September 29, 2008 announcement that a Special Committee of Transatlantic Holdings, Inc.'s (TRH) independent directors is evaluating proposals received from American International Group, Inc. (AIG) relating to the possible disposition of AIG's 59% common stock interest in TRH, as well as possible business combination transactions involving TRH's outstanding shares, the reinsurance recoverables from TRH are now being reported separately. These amounts were previously reported combined with the reinsurance recoverables from AIG (totaling $71 million at December 31, 2008 exclusive of TRH).

        At December 31, 2008, $2.56 billion of reinsurance recoverables were collateralized by letters of credit, trust agreements and funds held.

        Included in reinsurance recoverables are certain amounts related to structured settlements. Structured settlements comprise annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables as the Company retains the contingent liability to the claimant. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments. The following table presents the Company's top five groups by structured settlements at December 31, 2008 (in millions). Also included is the A.M. Best rating of the Company's predominant insurer from each insurer group at February 19, 2009:

Group	Structured Settlements	A.M. Best Rating of Group's Predominant Insurer
Old Mutual	$1,075	A	third highest of 16 ratings
MetLife	554	A+	second highest of 16 ratings
Genworth	485	A+	second highest of 16 ratings
Symetra	296	A	third highest of 16 ratings
ING Group	242	A+	second highest of 16 ratings

        Many reinsurance companies and life insurance companies have been negatively impacted by deteriorating economic conditions, including unprecedented financial market disruption. A number of such companies have been subjected to downgrades and/or negative outlook changes by various ratings agencies, including those with which the Company conducts business. The Company considers these factors in assessing the adequacy of its allowance for uncollectible amounts.

OUTLOOK

        The Company's objective is to enhance its position as a consistently profitable market leader and a cost-effective provider of property and casualty insurance in the United States and in selected international markets. A variety of factors continue to affect the property and casualty insurance market and the Company's core business outlook for 2009, including general economic conditions, competitive conditions in the markets served by the Company's business segments, loss cost trends, interest rate trends and the investment environment.

        General Economic Conditions.    The United States and other countries around the world have been experiencing deteriorating economic conditions, including unprecedented financial market disruption. If this trend in economic conditions continues or deteriorates further in 2009, it could adversely affect the Company's results in future periods. During an economic downturn, demand for the Company's products may decrease, and credit risk associated with agents, customers, reinsurers and the Company's investment portfolio may be adversely impacted. In addition, in an inflationary environment, loss costs may increase. Such costs may also increase in an economic downturn, due to an increase in fraudulent reporting of claims, reduced maintenance of insured property or increased frequency of small claims. Moreover, although the Company does not anticipate needing additional capital in the near term due to the Company's strong current financial position, financial market disruption may make it difficult for the insurance industry generally, and the Company in particular, to raise additional capital, when needed, on acceptable terms or at all. As discussed below, losses on the Company's investment portfolio may adversely impact the Company's shareholders' equity and statutory surplus. As further discussed below, the interest rate environment and general economic conditions could further impact the net investment income the Company is able to earn on both its fixed maturity investments and other invested assets.

        Competition.    The Company expects property casualty insurance market conditions to continue to be very competitive in 2009, particularly for new business. If the current disruption in the insurance marketplace continues into 2009, there may be increased opportunity for new business, but competition for that new business may also be significant. For example, competitors that are experiencing financial difficulties may offer products at prices and on terms that are not consistent with the Company's economic standards in an effort to maintain their business. The pricing environment for new business generally has less of an impact on underwriting profitability than renewal price changes, particularly in an environment of high retention rates, which the Company has experienced over the past several years. In the Business Insurance and the Financial, Professional & International Insurance segments, the Company expects renewal price changes in 2009 to be flat with or modestly increase over their 2008 levels. With regard to the components comprising renewal price changes, the potential slight improvement in rates in 2009 in some product lines is expected to be largely offset by a decline in exposures. In the Personal Insurance segment in 2009, the Company expects that automobile and homeowners renewal price changes will increase slightly over their 2008 levels. These expectations for the pricing environment, when combined with expected modestly increased loss costs, will likely result in somewhat reduced underwriting profitability.

        Loss Cost Trends.    Loss cost trends are primarily driven by changes in claim frequency and claim severity. The industry has generally experienced unprecedented low levels of non-catastrophe-related claim frequency over the last several years. The Company expects this level of claim frequency to continue in 2009 in certain lines of business, while claim frequency is expected to increase modestly for other lines of business. The Company also expects severity to increase modestly for non-catastrophe-related claims. In the Business Insurance and Financial, Professional & International Insurance segments, the Company experienced a higher than anticipated level of large, non weather-related losses during 2008. In the Personal Insurance segment, the Company experienced a higher than anticipated level of non-catastrophe weather related losses during 2008. If these are trends that continue in 2009, they could result in reduced underwriting profit.

        The overall trend of increased frequency and severity of catastrophic Gulf and Atlantic Coast storms experienced in recent years may continue for the foreseeable future. Given the potential increase in frequency and severity of storms, the Company continues to reassess its definition of, and exposure to, coastal risks. These risks are reflected in the pricing and terms and conditions it will offer in coastal areas. Due in part to the increased frequency and severity of the Gulf and Atlantic Coast storms, there has been some disruption in the market for coastal wind insurance, most significantly in personal lines, as insurers, including the Company, have reduced capacity and increased prices. The continued disruption in market conditions, along with the potential for increased frequency and severity of coastal storms, could result in a decrease in the amount of coastal wind coverage that the Company is able or willing to write.

        In recent periods, the Company has recorded net favorable prior year reserve development, driven by better than expected loss experience in all of the Company's segments for prior loss years. If better than expected loss experience continues, the Company may record additional net favorable prior year reserve development in 2009. In that case, the Company may also concurrently revise favorably its current year loss estimates. However, better than expected loss experience may not continue or may reverse, in which case the Company may record no favorable prior year reserve development or net unfavorable prior year reserve development in future periods. In that case, the Company may revise current year loss estimates upward in future periods.

        Interest Rate Trends and the Investment Environment.    Changes in the general interest rate environment affect the returns available on new investments. While a rising interest rate environment enhances the returns available on new fixed maturity investments, thereby favorably impacting net investment income, it reduces the market value of existing fixed maturity investments, and therefore, shareholders' equity. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting net investment income, but increases the market value of existing investments and therefore, shareholders' equity. In 2008 and 2007, short-term interest rates declined, reducing the interest income on the Company's short-term investment portfolio. In the second half of 2008, credit spreads on other than short-term investments, which represent the difference between a risk-free yield (i.e. the yield on U.S. Treasury securities) and the actual yield on a fixed-income investment, increased significantly. This resulted in a decline in the market value of existing other than short-term fixed maturity investments, and therefore, shareholders' equity. The Company had a net pretax unrealized loss of $294 million in its fixed maturities portfolio at December 31, 2008, compared with a net pretax unrealized gain of $768 million at December 31, 2007.

        The market disruption that occurred in the second half of 2008 resulted in a lack of liquidity in certain sectors of the credit markets and a widening of credit spreads generally. At December 31, 2008, the Company had unrealized investment losses of $744 million on securities for which fair value was less than 80% of cost of the security. Approximately $592 million of the unrealized investment losses had continuously been in an unrealized loss position of greater than 20% of cost for less than three months. If the market disruption continues and interest rates (inclusive of credit spreads) remain steady or rise, the amount of securities in an unrealized loss of greater than 20% may age and significant additional unrealized investment losses could occur in the portfolio. These circumstances may result in significant realized losses through sales of securities or other-than-temporary impairment charges in 2009.

        At December 31, 2008, approximately 5% of the Company's invested assets were comprised of equity securities, private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital investments and trading securities, which are subject to greater volatility than fixed maturity investments. General economic conditions, stock market conditions and many other factors beyond the Company's control may affect the value of these non-fixed maturity investments and the realization of net investment income. For example, reduced liquidity in the capital markets could adversely impact the Company's investment portfolio, particularly investments in private equity limited partnerships, real estate partnerships and hedge funds, resulting in a decline in transaction volume in these asset classes, and as a result, lower net investment income. For the year ended December 31, 2008, these non-fixed maturity investments collectively produced negative investment income. If the current unfavorable economic environment persists in 2009, the Company may continue to experience negative returns from these investments. The Company is not able to predict future market conditions or their impact on net investment income.

        Net investment income is an important contributor to the Company's results of operations, and the Company expects the investment environment to remain challenging in 2009, particularly with respect to its non-fixed maturity investment portfolio.

        For a discussion of potential risks that could impact the Company's financial condition or results of operations, see "Item 1A—Risk Factors" in this report.

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

        At December 31, 2008, total cash, short-term invested assets and other readily marketable securities aggregating $2.15 billion were held at the holding company. The assets held at the holding company, combined with other sources of funds available, primarily additional dividends from operating subsidiaries, are sufficient to meet the holding company's current liquidity requirements. These liquidity requirements primarily include shareholder dividends and debt service. The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $3.07 billion is available in 2009 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries. The holding company received $3.70 billion of dividends from its domestic insurance subsidiaries in 2008. The Company has a shelf registration with the Securities and Exchange Commission which permits it to issue securities. The Company also has a $1.0 billion line of credit facility with several major banks that expires in the second quarter of 2010. In the fourth quarter of 2008, the Company replaced Lehman Brothers Bank, FSB's $60 million participation in this facility through an assignment to another financial institution. This line of credit also backs up the Company's $800 million commercial paper program, of which $100 million was outstanding at December 31, 2008. The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

        The Company currently utilizes letters of credit issued by major banks to support its operations at Lloyd's. As a result of movements in foreign currency exchange rates, additional capital, which the Company expects to provide by obtaining additional letters of credit issued by major banks, will be required in the near-term to support the Company's operations at Lloyd's. If letters of credit are not available at a reasonable price or at all in the future, the Company may have to seek alternative means of supporting its operations at Lloyd's, which could include utilizing holding company funds on hand.

Operating Activities

        Net cash flows provided by operating activities totaled $3.14 billion, $5.29 billion and $4.77 billion in 2008, 2007 and 2006, respectively. Cash flows in 2008 reflected an increase in claim payments (including the impact of higher catastrophe losses and the $449 million asbestos settlement payment related to ACandS, Inc., which is discussed in more detail in the "Asbestos Claims and Litigation" section herein), and a reduction in reinsurance recoveries compared with 2007. In addition, the Company made a $450 million contribution to its pension plan in 2008. No pension plan contribution was made in 2007. Cash flows in each of 2007 and 2006, as compared to the preceding year, reflected higher levels of collected premiums and net investment income, lower claim payments on catastrophe losses, as well as lower runoff claim payments. Cash flows from operations in 2007 and 2006 benefited from significant collections on reinsurance recoverables in both years, including those related to 2005 hurricane losses, operations in runoff (primarily Gulf) and various commutation agreements. These factors were partially offset by an increase in tax payments resulting from higher profitability, expenses related to increased business volume and continued expenditures to support business growth and product development, and higher interest payments.

Investing Activities

        Net cash flows used in investing activities totaled $162 million, $2.53 billion and $3.06 billion in 2008, 2007 and 2006, respectively. Fixed maturity securities accounted for the majority of investment purchases in all three years.

        The Company's consolidated total investments at December 31, 2008 declined $4.08 billion from year-end 2007, reflecting the $2.12 billion of common share repurchases made during 2008, a $1.19 billion pretax decline in the unrealized appreciation of investments since year-end 2007 (to an unrealized loss position at December 31, 2008), the sale of Unionamerica and dividends to shareholders, partially offset by investment purchases resulting from strong cash flows from operations. The net unrealized loss position at December 31, 2008 reflected the impact of rising interest rates on longer-dated fixed maturity securities primarily due to the widening of credit spreads generally.

        The Company's management of the duration of the fixed maturity investment portfolio generally produces a duration that exceeds the estimated duration of the Company's net insurance liabilities. The average duration of fixed maturities and short-term securities was 4.2 and 4.0 at December 31, 2008 and 2007, respectively.

        The primary goals of the Company's asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows. Generally, the expected principal and interest payments produced by the Company's fixed maturity portfolio adequately fund the estimated runoff of the Company's insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed maturity portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of the Company's ability to fund the payment of claims without having to sell illiquid assets or access credit facilities.

Financing Activities

        Net cash flows used in financing activities totaled $2.87 billion, $2.95 billion and $1.59 billion in 2008, 2007 and 2006, respectively. The 2008 total primarily reflected common share repurchases, the repayment of debt and dividends to shareholders, partially offset by the net proceeds from debt issuances and employee stock option exercises. The 2007 and 2006 totals primarily reflected common share repurchases, the early redemption of debt, the repayment of maturing debt and dividends to shareholders, partially offset by the issuance of debt and proceeds from employee stock option exercises.

Debt Transactions.

        2008.    On March 15, 2008, the Company's $400 million, 3.75% senior notes matured and were fully paid. On May 13, 2008, the Company issued $500 million aggregate principal amount of 5.80% senior notes that will mature on May 15, 2018. The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $496 million. Interest on the senior notes is payable semi-annually on May 15 and November 15, commencing November 15, 2008. The senior notes are redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed

(exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate plus 30 basis points for the senior notes.

        On December 15, 2008, two medium-term notes with a cumulative par value of $149 million, each bearing an interest rate of 6.38%, matured and were fully paid.

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

        The debentures carry a 60-year final maturity and a scheduled maturity date in year thirty. During the 180-day period ending not more than fifteen and not less than ten business days prior to the scheduled maturity date, the Company is required to use commercially reasonable efforts to sell enough qualifying capital securities, or at its option, common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity or debt exchangeable for preferred equity to permit repayment of the debentures at the scheduled maturity date. If any debentures remain outstanding after the scheduled maturity date, the unpaid amount will remain outstanding until the Company has raised sufficient proceeds from the sale of qualifying capital securities or, at its option, common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity or debt exchangeable for preferred equity to permit the repayment in full of the debentures. If there are remaining debentures at the final maturity date, the Company is required to redeem the debentures using any source of funds. Qualifying capital securities are securities (other than common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity, and debt exchangeable for preferred equity) which generally are treated by the ratings agencies as having similar equity content to the debentures.

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

        The Company's debt-to-capital ratio of 19.5% at December 31, 2008 was slightly below its 20% targeted level.

        The amounts of debt obligations, other than commercial paper, that becomes due in 2009, 2010 and 2011, are $143 million, $273 million and $11 million, respectively.

        Dividends.    Dividends paid to shareholders totaled $715 million, $742 million and $702 million in 2008, 2007 and 2006, respectively. On February 4, 2009, the Company's board of directors declared a quarterly dividend of $0.30 per share, payable March 31, 2009 to shareholders of record on March 10, 2009. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Company's board of directors and will depend upon many factors, including the Company's financial position, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

        Share Repurchases.    In January 2008, the board of directors authorized an additional $5 billion for the repurchase of the Company's common shares. Under the authorization, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorization does not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions. Share repurchase levels in prior periods may not be indicative of future repurchase activity. Notwithstanding the Company's financial strength and liquidity, in light of the recent disruption in the financial markets, the Company reduced its level of share repurchases in the fourth quarter of 2008 compared to prior quarters and will likely reduce its share repurchases in 2009 as compared to the level of repurchases in preceding years, although the Company's plans may change depending on market conditions, potential investment opportunities, the Company's share price performance or other factors. This potential reduction in share repurchases in 2009 reflects uncertainty with regard to current economic conditions and not a fundamental change in the Company's capital management strategy. The following table summarizes repurchase activity in 2008 and remaining repurchase capacity at December 31, 2008.

Quarterly Period Ending	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase program
March 31, 2008	20,831,251	$1,000,332,704	$48.02	$4,931,853,967
June 30, 2008	15,287,182	750,014,344	49.06	4,181,839,623
September 30, 2008	6,197,529	271,984,984	43.89	3,909,854,639
December 31, 2008	2,712,550	99,997,100	36.86	3,809,857,539

Total	45,028,512	$2,122,329,132	$47.13	$3,809,857,539

        Since the inception of the repurchase authorizations in May 2006, the Company has repurchased a cumulative total of 123.9 million shares for a total cost of $6.19 billion, or $49.98 per share, through December 31, 2008.

        In 2008, 2007 and 2006, the Company acquired 0.8 million, 1.7 million and 1.2 million shares, respectively, of common stock from employees as treasury stock primarily to cover payroll withholding taxes related to the vesting of restricted stock awards and exercises of stock options.

Capital Resources

        Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company's capital structure at December 31, 2008 and 2007.

(at December 31, in millions)	2008	2007
Debt:
Short-term	$242	$649
Long-term	5,938	5,577
Net unamortized fair value adjustments and debt issuance costs	1	16

Total debt	6,181	6,242

Preferred shareholders' equity	89	112
Common shareholders' equity:
Common stock and retained earnings, less treasury stock	26,130	25,834
Accumulated other changes in equity from nonowner sources	(900)	670

Total shareholders' equity	25,319	26,616

Total capitalization	$31,500	$32,858

        The $1.36 billion decrease in total capitalization from year-end 2007 reflected the impact of $2.12 billion of common share repurchases, a net after-tax $764 million decline in net unrealized appreciation on investments (to a net unrealized loss position at December 31, 2008), $715 million of dividends to shareholders, a $405 million decline primarily due to a reduction in the fair value of pension plan assets, and, to a lesser degree, the impact of changes in foreign currency exchange rates. These factors were partially offset by net income in 2008. The net unrealized loss position at December 31, 2008 reflected the impact of rising interest rates on longer-dated fixed maturity securities primarily due to the widening of credit spreads generally.

        Line of Credit Agreement.    The Company maintains an $800 million commercial paper program, of which $100 million was outstanding at December 31, 2008, with back-up liquidity consisting of a bank credit agreement. On June 10, 2005, the Company entered into a $1.0 billion, five-year revolving credit agreement with a syndicate of financial institutions. Pursuant to covenants in the credit agreement, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times. The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control. At December 31, 2008, the Company was in compliance with these covenants and all other covenants related to its outstanding debt instruments. There was no amount outstanding under the credit agreement as of December 31, 2008.

        Shelf Registration.    In December 2008, the Company filed with the Securities and Exchange Commission a universal shelf registration statement for the potential offering and sale of securities to replace its expiring universal shelf registration statement. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering. During 2008 and 2007, the Company issued $500 million and $2.50 billion, respectively, of debt (as described above) under the prior shelf registration statement.

        Share Repurchase Authorization.    At December 31, 2008, the Company had $3.81 billion of capacity remaining under its share repurchase authorization approved by the board of directors.

Contractual Obligations

        The following table summarizes, as of December 31, 2008, the Company's future payments under contractual obligations and estimated claims and claims related payments. The table excludes short-term obligations and includes only liabilities at December 31, 2008 that are expected to be settled in cash.

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

        The contractual obligations related to debt, operating leases, purchase obligations, long-term unfunded investment commitments, estimated claims and claims related payments (gross of the estimated reinsurance recoveries) and liabilities related to unrecognized tax benefits, at December 31, 2008 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt(1)
Medium-term notes	$21	$—	$21	$—	$—
Senior notes	4,650	—	250	750	3,650
Junior subordinated debentures	1,254	—	—	—	1,254
Zero coupon convertible notes	141	141	—	—	—
Private placement notes	15	2	13	—	—

Total debt principal	6,081	143	284	750	4,904
Interest	5,384	371	708	662	3,643

Total long-term debt obligations	11,465	514	992	1,412	8,547

Operating leases(2)	802	180	289	173	160

Purchase obligations
Information systems administration and maintenance commitments(3)	237	77	94	66	—
Reinsurance brokerage commitment(4)	80	20	40	20	—
Other purchase commitments(5)	110	61	9	5	35

Total purchase obligations	427	158	143	91	35

Long-term unfunded investment commitments (6)	1,562	374	505	454	229

Estimated claims and claims related payments
Claims and claim adjustment expenses(7)	55,735	11,862	15,015	9,103	19,755
Claims from large deductible policies(8)	—	—	—	—	—
Loss-based assessments(9)	231	32	52	25	122
Reinsurance contracts accounted for as deposits(10)	49	49	—	—	—
Payout from ceded funds withheld(11)	283	53	139	9	82

Total estimated claims and claims related payments	56,298	11,996	15,206	9,137	19,959

Liabilities related to unrecognized tax benefits(12)	1,280	752	528	—	—

Total	$71,834	$13,974	$17,663	$11,267	$28,930

(1)
See note 8 of notes to the Company's consolidated financial statements for a further discussion of outstanding indebtedness. Because the amounts reported in the foregoing table include principal and interest, the total long-term debt obligations will not agree with the amounts reported in note 8.

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

(6)
Represents estimated timing for fulfilling unfunded commitments for private equity limited partnerships, hedge funds, real estate partnerships, joint ventures and certain private equity investments.

(7)
The amounts in "Claims and claim adjustment expenses" in the table above represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses, gross of reinsurance recoverables.

  The Company has entered into reinsurance agreements to protect itself from potential losses in excess of the amount it is prepared to accept as described in note 5 of notes to the Company's consolidated financial statements.

  In order to qualify for reinsurance accounting, a reinsurance agreement must indemnify the insurer from insurance risk, i.e., the agreement must transfer amount and timing risk. Since the timing and amount of cash inflows from such reinsurance agreements are directly related to the underlying payment of claims and claim adjustment expenses by the insurer, reinsurance receivables are recognized in a manner consistent with the liabilities (the estimated liability for claims and claim adjustment expenses) relating to the underlying reinsured contracts. The presence of any feature that can delay timely reimbursement of claims by a reinsurer results in the reinsurance contract being accounted for as a deposit rather than reinsurance. (See below.) The assumptions used in estimating the amount and timing of the reinsurance receivables are consistent with those used in estimating the amount and timing of the related liabilities.

  Reinsurance agreements that do not transfer both amount and timing risk are accounted for as deposits and included in "Reinsurance contracts accounted for as deposits" in the table above.

  The estimated future cash inflows from the Company's reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Reinsurance receivables	$13,553	$2,705	$3,448	$2,221	$5,179

  The Company manages its business and evaluates its liabilities for claims and claim adjustment expense on a net of reinsurance basis. The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Claims and claim adjustment expenses, net	$42,182	$9,157	$11,567	$6,882	$14,576

  For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2008.

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

  The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables for workers' compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/receivables	$6,350	$1,619	$1,811	$937	$1,983
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

(11)
The amounts in "Payout from ceded funds withheld" represent estimated payments for losses and return of funds held related to certain reinsurance arrangements whereby the Company holds a portion of the premium due to the reinsurer and is allowed to pay claims from the amounts held.

(12)
Amounts are included in the consolidated balance sheet as "Other liabilities" and "Deferred tax asset."

  Some of the Company's liabilities related to unrecognized tax benefits have associated temporary differences for which offsetting current or deferred tax assets exist and are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Receivables related to unrecognized tax benefits	$1,186	$663	$523	$—	$—

        The above table does not include an analysis of liabilities reported for structured settlements for which the Company has purchased annuities and remains contingently liable in the event of default by the company issuing the annuity. The Company is not reasonably likely to incur material future payment obligations under such agreements. In addition, the Company does not have a best estimate of contributions expected to be paid to its qualified pension plan. Accordingly, any future contributions are not included in the foregoing table.

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

        The insurance holding company laws of other states in which the Company's subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $3.07 billion is available by the end of 2009 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries. The holding company received $3.70 billion of dividends from its domestic insurance subsidiaries in 2008.

Risk-Based Capital

        The NAIC adopted RBC requirements for property casualty companies to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2008, all of the Company's insurance subsidiaries had adjusted capital in excess of amounts requiring any company or regulatory action.

Off-Balance Sheet Arrangements

        The Company has entered into certain contingent obligations for guarantees related to letters of credit, issuance of debt securities, certain investments and various indemnifications, including those related to the sale of business entities. See note 15 of notes to the Company's consolidated financial statements. The Company does not expect these arrangements to have a material effect on the Company's financial position, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES

        The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill impairments.

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

        The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, changes in individuals involved in the reserve estimation process, economic inflation, legal trends and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. The Company continually refines its loss reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company rigorously attempts to consider all significant facts and circumstances known at the time loss reserves are established. Due to the inherent uncertainty underlying loss reserve estimates including, but not limited to, the future settlement environment, final resolution of the estimated liability for claims and claim adjustment expenses may be higher or lower than the related loss reserves at the reporting date. Therefore, actual paid losses, as claims are settled in the future, may be materially different in amount than current loss reserves—favorable or unfavorable.

        Because establishment of loss reserves is an inherently uncertain process involving estimates, currently established loss reserves may change. The Company reflects adjustments to loss reserves in the results of operations in the period the estimates are changed.

        There are also additional risks which impact the estimation of ultimate costs for catastrophes. For example, the estimation of reserves related to hurricanes can be affected by the inability of the Company and its insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; estimating the impact of demand surge, infrastructure disruption, fraud, the effect of mold damage and business interruption costs; and reinsurance collectibility. The timing of a catastrophe, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge.

        A portion of the Company's gross claims and claim adjustment expense reserves are for asbestos and environmental claims and related litigation, which totaled $3.70 billion at December 31, 2008. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs' expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company's management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company's future operating results. See the preceding discussion of "Asbestos Claims and Litigation" and "Environmental Claims and Litigation."

        Gross claims and claim adjustment expense reserves by product line were as follows:

	2008			2007
(at December 31, in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,529	$11,809	$18,338	$7,180	$12,388	$19,568
Property	1,414	858	2,272	1,069	963	2,032
Commercial multi-peril	1,816	2,140	3,956	1,860	2,499	4,359
Commercial automobile	2,413	1,511	3,924	2,450	1,640	4,090
Workers' compensation	9,419	6,872	16,291	9,373	6,474	15,847
Fidelity and surety	697	1,168	1,865	878	1,026	1,904
Personal automobile	1,448	1,043	2,491	1,466	998	2,464
Homeowners and personal—other	633	800	1,433	545	739	1,284
International and other	2,120	1,956	4,076	3,054	3,017	6,071

Property-casualty	26,489	28,157	54,646	27,875	29,744	57,619
Accident and health	68	9	77	71	10	81

Claims and claim adjustment expense reserves	$26,557	$28,166	$54,723	$27,946	$29,754	$57,700

        The $2.98 billion decline in gross claims and claim adjustment expense reserves since December 31, 2007 primarily reflected favorable prior year reserve development during 2008, payments related to operations in runoff (including asbestos and environmental payments) and the sale of Unionamerica, partially offset by catastrophe losses incurred. During the third quarter of 2008, the Company made a $449 million settlement payment related to ACandS, Inc., formerly a national distributor and installer of products containing asbestos, that reduced claim and claim adjustment expense reserves. (Also, see "Part I—Item 3, Legal Proceedings").

        Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table. Asbestos and environmental reserves are discussed separately; see "Asbestos Claims and Litigation", "Environmental Claims and Litigation" and "Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves."

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

        Property casualty insurance policies are either written on a claims-made or on an occurrence basis. Claims-made policies generally cover, subject to requirements in individual policies, claims reported during the policy period. Policies that are written on an occurrence basis require that the insured demonstrate that a loss occurred in the policy period, even if the insured reports the loss many years later.

        Most general liability policies are written on an occurrence basis. These policies are subject to substantial loss development over time as facts and circumstances change in the years following the policy issuance. The occurrence form, which accounts for much of the reserve development in asbestos and environmental exposures, is also used to provide coverage for construction general liability, including construction defect. Occurrence-based forms of insurance for general liability exposures require substantial projection of various trends, including future inflation and judicial interpretations and societal litigation dynamics, among others.

        A basic premise in most actuarial analyses is that past patterns demonstrated in the data will repeat themselves in the future, absent a material change in the associated risk factors discussed below. To the extent a material change affecting the ultimate claim liability is known, such change is quantified to the extent possible through an analysis of internal company data and, if available and when appropriate, external data. Such a measurement is specific to the facts and circumstances of the particular claim portfolio and the known change being evaluated. Significant structural changes to the available data, product mix or organization can materially impact the reserve estimation process.

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

        A major component of the claim tail is the reporting lag. The reporting lag, which is the time between the event triggering a claim and the reporting of the claim to the insurer, makes estimating

IBNR inherently more uncertain. In addition, the greater the reporting lag, the greater the proportion of IBNR to the total claim liability for the product line. Writing new products with material reporting lags can result in adding several years worth of IBNR claim exposure before the reporting lag exposure becomes clearly observable, thereby increasing the risk associated with pricing and reserving such products. The most extreme example of claim liabilities with long reporting lags are asbestos claims.

        For some lines, the impact of large individual claims can be material to the analysis. These lines are generally referred to as being "low frequency/high severity," while lines without this "large claim" sensitivity are referred to as "high frequency/low severity." Estimates of claim liabilities for low frequency/high severity lines can be sensitive to the impact of a small number of potentially large claims. As a result, the role of judgment is much greater for these reserve estimates. In contrast, for high frequency/low severity lines the impact of individual claims is relatively minor and the range of reasonable reserve estimates is narrower and more stable.

        Claim complexity can also greatly affect the estimation process by impacting the number of assumptions needed to produce the estimate, the potential stability of the underlying data and claim process, and the ability to gain an understanding of the data. Product lines with greater claim complexity, such as for certain surety and construction exposures, have inherently greater estimation uncertainty.

        Actuaries have to exercise a considerable degree of judgment in the evaluation of all these factors in their analysis of reserves. The human element in the application of actuarial judgment is unavoidable when faced with material uncertainty. Different actuaries may choose different assumptions when faced with such uncertainty, based on their individual backgrounds, professional experiences and areas of focus. Hence, the estimates selected by the various actuaries may differ materially from each other.

        Lastly, significant structural changes to the available data, product mix or organization can also materially impact the reserve estimation process. Events such as mergers increase the inherent uncertainty of reserve estimates for a period of time, until stable trends reestablish themselves within the new organization.

Risk factors

        The major causes of material uncertainty ("risk factors") generally will vary for each product line, as well as for each separately analyzed component of the product line. In a few cases, such risk factors are explicit assumptions of the estimation method, but in most cases, they are implicit. For example, a method may explicitly assume that a certain percentage of claims will close each year, but will implicitly assume that the legal interpretation of existing contract language will remain unchanged. Actual results will likely vary from expectations for each of these assumptions, causing actual paid losses, as claims are settled in the future, to be different in amount than the reserves being estimated currently.

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

        While these are the principal methods utilized throughout the Company, actuaries evaluating a particular component for a product line have available to them the full range of methods developed within the casualty actuarial profession. The Company's actuaries are also continually monitoring developments within the profession for advances in existing techniques or the creation of new techniques that might improve current and future estimates.

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

        The results of such methodologies are subjected to various reasonability and diagnostic tests, including paid-to-incurred loss ratios, implied incurred-loss-to-earned-premium ratios and non-zero claim severity trends. An actual versus expected analysis is also performed comparing actual loss development to expected development based on the prior review. Additional analyses may be performed based on the results of these diagnostics, including the investigation of other actuarial methods.

        The methods described above are generally utilized to evaluate management's existing estimate for prior accident periods. For the initial estimate of the current accident year, the available claim data is typically insufficient to produce a reliable indication. Hence, the initial estimate for an accident year is generally based on a loss ratio projection method, which uses the earned premium for the current year multiplied by a projected loss ratio. The projected loss ratio is determined through an analysis of prior periods' experience, using loss trend, rate level differences, mix of business changes and other known or observed factors influencing the current accident year relative to prior accident years. The exact number of prior accident years utilized varies by product line component, based on the volume of business for that component and the reliability of an individual accident year estimate.

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

        Such an assessment requires considerable judgment. It is frequently not possible to determine whether a change in the data is an anomaly until sometime after the event. Even if a change is determined to be permanent, it is not always possible to reliably determine the extent of the change until sometime later. The overall detailed analyses supporting such an effort can take several months to perform. This is because the underlying causes of the trends observed need to be evaluated, which may require the gathering or assembling of data not previously available. It may also include interviews with experts involved with the underlying processes. As a result, there can be a time lag between the emergence of a change and a determination that the change should be reflected in the Company's estimated claim liabilities. The final estimate selected by management in a reporting period is based on these various detailed analyses of past data, adjusted to reflect any new actionable information.

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

        While the majority of general liability coverages are written on an "occurrence" basis, certain general liability coverages (such as those covering directors and officers or professional liability) are typically insured on a "claims-made" basis.

        General liability reserves are generally analyzed as two components: primary and excess/umbrella, with the primary component generally analyzed separately for bodily injury and property damage. Bodily injury liability payments reimburse the claimant for damages pertaining to physical injury as a result of the policyholder's legal obligation arising from non-intentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment costs. Property damage liability payments result from damages to the claimant's private property arising from the policyholder's legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date, or soon thereafter. In addition, sizable or unique exposures are reviewed separately. These exposures include asbestos, environmental, other mass torts, construction defect, medical malpractice and large unique accounts that would otherwise distort the analysis. These unique categories often require a very high degree of judgment and require reserve analyses that do not rely on traditional actuarial methods.

        Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims. For some products this risk is mitigated by policy language such that the insured portion of defense costs erodes the amount of policy limit available to pay the claim. Such "defense within the limits" policies are most common for "claims-made" products. When defense costs are outside of the limits, amounts paid for defense costs do not erode the policy limits.

        This line is typically the largest source of reserve estimate uncertainty in the United States (excluding assumed reinsurance contracts covering the same risk). Major contributors to this reserve estimate uncertainty include the reporting lag (i.e., the length of time between the event triggering coverage and the actual reporting of the claim), the number of parties involved in the underlying tort action, whether the "event" triggering coverage is confined to only one time period or is spread over multiple time periods, the potential dollars involved (in the individual claim actions), whether such claims were reasonably foreseeable and intended to be covered at the time the contracts were written (i.e., coverage dispute potential), and the potential for mass claim actions. Claims with longer reporting lags result in greater inherent risk. This is especially true for alleged claims with a latency feature, particularly where courts have ruled that coverage is spread over multiple policy years, hence involving multiple defendants (and their insurers and reinsurers) and multiple policies (thereby increasing the potential dollars involved and the underlying settlement complexity). Claims with long latencies also increase the potential recognition lag (i.e., the lag between writing a type of policy in a certain market and the recognition that such policies have potential mass tort and/or latent claim exposure).

        The amount of reserve estimate uncertainty also varies significantly by component for the general liability product line. The components in this product line with the longest latency, longest reporting lags, largest potential dollars involved and greatest claim settlement complexity are asbestos and environmental. Components that include latency, reporting lag and/or complexity issues, but to a materially lesser extent than asbestos and environmental, include construction defect, medical malpractice and other mass tort actions. Many components of general liability are not subject to material latency or claim complexity risks and hence have materially less uncertainty than the previously mentioned components. In general, policies providing coverage with shorter reporting lags, fewer parties involved in settlement negotiations, only one policy potentially triggered per claim, fewer potential settlement dollars, reasonably foreseeable (and stable) potential hazards/claims and no mass tort potential result in much less reserve estimate uncertainty than policies without those characteristics.

        In addition to the traditional actuarial methods mentioned in the general discussion section, the company utilizes various report year development and S-curve methods for the construction defect components of this product line. The Construction Defect report year development analysis is supplemented with projected claim counts and average values for IBNR claim counts. For components with greater lags in claim reporting, such as excess and umbrella components of this product line, the company relies more heavily on the BF method than on the paid and case incurred development methods.

        Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required general liability reserves (beyond those included in the general discussion section) include:

General liability risk factors
Changes in claim handling philosophies
Changes in policy provisions or court interpretation of such provisions
New theories of liability
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
Changes in underwriting standards
Product mix (e.g., size of account, industries insured, jurisdiction mix)

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for general liability (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.5% increase (decrease) in loss reserves.

        Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -5% to 14% (averaging 5%) for the Company and from -3% to 7% (averaging 2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. Because the high end of the Company's range of historical adverse development comes from certain businesses that the Company has since exited, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. General liability reserves (excluding asbestos and environmental) represent approximately 28% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line, excluding estimated asbestos and environmental amounts, was -5% for 2008, -2% for 2007 and +2% for 2006. The 2008 change primarily reflected significant favorable prior year reserve development, driven by several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The 2007 change was driven by better than expected loss development for recent accident years attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The 2006 change largely resulted from directors and officers and errors and omissions adjustments due to worse than expected large loss activity and additional information from detailed claim reviews, primarily associated with accident years 2002 and 2003.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -34% to 26% (averaging -6%) for the Company, and from -14% to 7% (averaging -2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. Because the high end of the Company's range of historical adverse development comes from certain businesses that the Company has since exited, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Property reserves represent approximately 4% of the Company's total loss reserves.

        While property is considered a short tail coverage, the one year change for property can be more volatile than that for the longer tail product lines. This is due to the fact that the majority of the reserve for property relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to property because of weather related events which tend to be concentrated in the second half of the year, and generally are not completely resolved until the following year. Reserve estimates associated with major catastrophes may take even longer to resolve. The reserve estimates for this product line are also potentially subject to material changes due to uncertainty in measuring ultimate losses for unprecedented significant catastrophes such as the events of September 11, 2001 and Hurricane Katrina.

        The Company's change in reserve estimate for this product line was -22% for 2008, -18% for 2007 and -11% for 2006. The 2008 change was primarily driven by favorable development in the 2007 accident year for certain large property, ocean marine and inland marine claim exposures, and improvements in the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The 2007 change was due to fewer than expected late reported claims related to non-catastrophe weather events that occurred late in 2006 as well as better than expected frequency and severity due in part to changes in the marketplace, such as higher deductibles and lower policy limits. In addition, the property product line experienced better than expected large loss outcomes which were partially attributable to favorable litigation resolutions. The 2006 change primarily reflected less "demand surge" inflation than originally estimated for 2005 accident year non-catastrophe and catastrophe losses.

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

        The reserving risk for this line is dominated by the liability coverage portion of this product, except occasionally in the event of catastrophic or large single losses. The reserving risk for this line differs from that of the general liability product line and the property product line due to the nature of the customer. Commercial multi-peril is generally sold to smaller-sized accounts, while the customer profile for general liability and property includes larger customers.

        See "Property risk factors" and "General liability risk factors," discussed above, with regard to reserving risk for commercial multi-peril.

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for commercial multi-peril (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.2% increase (decrease) in loss reserves.

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -16% to 2% (averaging -5%) for the Company, and from -3% to 6% (averaging 2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves (excluding asbestos and environmental reserves) represent approximately 7% of the Company's total loss reserves.

        As discussed above, this line combines general liability and property coverages and it has been impacted in the past by many of the same events as those two lines.

        The Company's change in reserve estimate for this product line was -16% for 2008, -8% for 2007 and -4% for 2006. The 2008 change was attributable to several factors, including improved legal and judicial environments, and enhanced risk control, underwriting and claim process initiatives. Also contributing to the change was improvement in the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The 2007 and 2006 changes were attributable to better than expected results due to, among other factors, increasingly favorable legal and judicial environments as well as enhanced risk control, underwriting and claim process initiatives.

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

        Commercial automobile reserves are typically analyzed in four components: bodily injury liability; property damage liability; collision claims; and comprehensive claims. These last two components have minimum reserve risk and fast payouts and, accordingly, separate risk factors are not presented.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -10% to 9% (averaging -1%) for the Company, and from -3% to 9% (averaging 2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 7% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line was -7% for 2008, -10% for 2007 and -7% for 2006. The 2008 change was a result of better than expected loss development, primarily for accident years 2005 through 2007, which was attributable to several factors, including improved legal and judicial environments, and enhanced risk control, underwriting and claim process initiatives. The 2007 change was due to better than expected loss development, for recent accident years, as a result of more favorable legal and judicial environments, claim handling initiatives and improvements in auto safety technology. The 2006 change was due to better than expected loss development, primarily for accident years 2003 through 2005, which was attributable to favorable legal and judicial environments, claim handling initiatives and improvements in auto safety technology.

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

(1)
These are administrative bodies that evaluate whether or not a given claim for workers' compensation benefits is valid. Their duties include the determination of whether a given injury arose out of the scope of employment or the determination of the degree of injury where disputes exist.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -2% to 2% (averaging 0%) for the Company, and from -1% to 4% (averaging 1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers' compensation reserves represent approximately 30% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line was 1% for 2008, and 0% for 2007 and 2006. The 2008 change was primarily driven by higher than anticipated medical costs related to claims from older accident years.

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
Changes in underwriting standards

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for fidelity and surety, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.4% increase (decrease) in loss reserves.

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -10% to 138% (averaging 21%) for the Company, and from -11% to 24% (averaging 6%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. Because the high end of the Company's range was due to acquired business in 2004, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Fidelity and surety reserves represent approximately 3% of the Company's total loss reserves.

        In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

        The Company's change in reserve estimate for this product line was -10% for 2008, -1% for 2007 and -5% for 2006. The 2008 change was a result of better than expected loss experience for the contract surety business within this product line, primarily driven by favorable settlements on large claims from older accident years. The 2006 change was due to better than expected large loss activity.

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
Changes in underwriting standards
Changes in the use of credit data for rating and underwriting

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for personal automobile, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.1% increase (decrease) in loss reserves.

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -9% to 1% (averaging -4%) for the Company, and from -4% to 0% (averaging -2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 5% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line was -1% for 2008, -5% for 2007 and -7% for 2006. The decreases in 2008, 2007 and 2006 were primarily due to better than expected results from changes in claim handling practices as well as initiatives to fight fraud.

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
Changes in underwriting standards
Changes in the use of credit data for rating and underwriting

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for homeowners and personal lines other, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.1% increase (decrease) in loss reserves.

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -31% to 3% (averaging -11%) for the Company, and from -8% to 11% (averaging -2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Homeowners and personal lines other reserves represent approximately 3% of the Company's total loss reserves.

        This line combines both liability and property coverages; however, the majority of the reserves relate to property. While property is considered a short tail coverage, the one year change for property can be more volatile than that for the longer tail product lines. This is due to the fact that the majority of the reserve for property relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to property because of weather related events which tend to be concentrated in the second half of the year, and generally are not completely resolved until the following year. Reserve estimates associated with major catastrophes may take even longer to resolve.

        The Company's change in reserve estimate for this product line was -13% for 2008, -3% for 2007 and -22% for 2006. The 2008 change was primarily driven by favorable loss experience related to Hurricane Katrina, by claim initiatives, by better than expected outcomes on 2007 catastrophe-related claims and by improvements in older accident years for the umbrella line. The 2007 change was due to fewer than expected late reported claims related to non-catastrophe weather events that occurred in the fourth quarter of 2006. In addition, a portion of the change was attributable to a decrease in the number of claims due to changes in the marketplace, including higher deductibles and fewer small-dollar claims. The 2006 change was due to lower than expected additional living expenses related to Hurricane Katrina as well as better than expected non-catastrophe related frequency and severity, due in part to changes in the marketplace, such as higher deductibles and fewer small-dollar claims, and continued evidence of a less than expected impact from demand surge.

International and other

        International and other includes products written by International and other products not discussed above. The principal component of "other" claim reserves is assumed reinsurance written on an excess-of-loss basis, which may include reinsurance of non-U.S. exposures, and is runoff business.

        International and other claim liabilities result from a mix of coverages, currencies and jurisdictions/countries. The common characteristic is the need to customize the analysis to the individual component, and the inability to rely on data characterizations and reporting requirements in the U.S. statutory reporting framework.

        Due to changes in the business mix for this line over time, the recently incurred claim liabilities are relatively short term (due to both the products and the jurisdictions involved, e.g., the Republic of Ireland and the United Kingdom), while the older liabilities include some from runoff operations that are extremely long tail (e.g., U.S. excess liabilities reinsured through the London market, and several underwriting pools in runoff). The speed of claim reporting and claim settlement is a function of the specific coverage provided, the jurisdiction, the distribution system (e.g., underwriting pool versus direct) and the proximity of the insurance sale to the insured hazard (e.g., insured and insurer located in different countries). In particular, liabilities arising from the underwriting pools in runoff may result in significant reporting lags, settlement lags and claim complexity, due to the need to coordinate with other pool members or co-insurers through a broker or lead-insurer for claim settlement purposes.

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
Changes in claim adjuster office structure (causing distortions in the data)

International and other book of business risk factors
Changes in policy provisions (e.g., deductibles, policy limits, endorsements, "claims-made" language)
Changes in underwriting standards
Product mix (e.g., size of account, industries insured, jurisdiction mix)

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for International and other (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.3% increase (decrease) in loss reserves. International and other reserves (excluding asbestos and environmental) represent approximately 7% of the Company's total loss reserves.

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

        The Company reports its reinsurance recoverables net of an allowance for estimated uncollectible reinsurance recoverables. The allowance is based upon the Company's ongoing review of amounts outstanding, length of collection periods, changes in reinsurer credit standing, disputes, applicable coverage defenses and other relevant factors. Accordingly, the establishment of reinsurance recoverables and the related allowance for uncollectible reinsurance recoverables is also an inherently uncertain process involving estimates. From time to time, as a result of the long-tailed nature of the underlying liabilities, coverage complexities and potential for disputes, the Company considers the commutation of reinsurance contracts. Changes in estimated reinsurance recoverables and commutation activity could result in additional income statement charges. Total reinsurance recoverables at December 31, 2008 declined by $1.41 billion from the same date in 2007, primarily reflecting the sale of Unionamerica, various commutation agreements and collections on reinsurance recoverables, including those related to prior year hurricane losses. The allowance for uncollectible reinsurance at December 31, 2008 declined by $70 million from the same date in 2007, generally due to settlement activity and commutations.

        Recoverables attributable to structured settlements relate primarily to personal injury claims, of which workers' compensation claims comprise a significant portion, for which the Company has purchased annuities and remains contingently liable in the event of a default by the companies issuing the annuities. Recoverables attributable to mandatory pools and associations relate primarily to workers' compensation service business and have the obligation of the participating insurance companies on a joint and several basis supporting these cessions.

        The following table summarizes the composition of the Company's reinsurance recoverable assets:

(at December 31, in millions)	2008	2007
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$9,376	$10,731
Allowance for uncollectible reinsurance	(618)	(688)

Net reinsurance recoverables	8,758	10,043
Structured settlements	3,517	3,615
Mandatory pools and associations	1,957	1,983

Total reinsurance recoverables	$14,232	$15,641

Investment Valuation and Impairments

Fair Value Measurements

        The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in FASB Statement No. 157, Fair Value Measurements (FAS 157). The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the FAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions. The three levels of the hierarchy are as follows:

  —
  Level 1—Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

  —
  Level 2—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

  —
  Level 3—Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

Valuation of Investments Reported at Fair Value in Financial Statements

        The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated willing parties, i.e., not in a forced transaction. The estimated fair value of a financial instrument may differ from the amount that could be realized if the security was sold in an immediate sale, e.g., a forced transaction. Additionally, the valuation of fixed maturity investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value (i.e., the carrying amount) of an investment is not reflective of the price at which an actual transaction would occur.

        For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly for its fixed maturity investments. The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm's length transaction.

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

        The Company reviews the estimates of fair value provided by the pricing service and compares the estimates to the Company's knowledge of the market to determine if the estimates obtained are representative of the prices in the market. The Company produces a report monthly that lists all price changes from the previous month in excess of 10%. The Company reviews the report and will challenge any prices deemed not to be representative of fair value. In addition, the Company has implemented various other processes including randomly selecting purchased or sold securities and comparing execution prices to the estimates from the pricing service as well as reviewing reports that contain securities whose valuation did not change from their previous valuation (stale price review). These processes were implemented in mid-2007 and have not highlighted any significant issues with the fair value estimates received from the pricing service.

        During the fourth quarter of 2008, the Company began using additional independent pricing services to further test the primary pricing service's valuation of the Company's fixed maturity portfolio, and will continue to use such additional pricing services in future quarters. Using certain month-end data from October and November 2008, the secondary pricing services provided fair value estimates on approximately 98% of the fixed maturity portfolio, and those estimates, in the aggregate, were not materially different than the estimated fair value provided by the Company's primary pricing service.

        The Company holds privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are the Merrill Lynch U.S. Corporate Index and the Merrill Lynch High Yield BB Rated Index. The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable. As many of these securities are issued by public companies, the Company compares the estimates of fair value to the fair values of these companies' publicly traded debt to test the validity of the internal pricing matrix.

        While the vast majority of the Company's municipal bonds are included in Level 2, the Company holds a small number of municipal bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3. Additionally, the Company holds a small amount of fixed maturities that have characteristics that make them unsuitable for matrix pricing. For these fixed maturities, the Company obtains a quote from a broker (typically a market maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

Equities—Public Common and Preferred

        For public common and preferred stocks, the Company receives prices from a nationally recognized pricing service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1. Infrequently, current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company. In these instances, the Company receives an estimate of fair value from the pricing service that provides fair value estimates for the Company's fixed maturities. The service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed maturities. The Company includes the estimate in the amount disclosed in Level 2.

Other Investments

Venture Capital Investments and Non-Public Common and Preferred Equity Securities

        The Company holds investments in venture capital investments and non-public common and preferred stocks, with a fair value estimate of $224 million, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. The Company holds shares of common stock of one private company with a fair value estimate of $162 million at December 31, 2008, for which the estimate of fair value is provided by a third party appraiser on behalf of the investee and adjusted for a liquidity discount which takes into consideration the transfer restrictions on the common stock. Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2008 in the amount disclosed in Level 3.

Derivatives

        The Company uses derivatives generally to hedge its net investment in a foreign subsidiary. The Company also holds non-public warrants in a public company and has convertible bonds containing embedded conversion options that are reported separately from the host bond contract. For the derivatives used to hedge the net investment of a foreign subsidiary, the Company uses quoted market prices to estimate fair value and includes the fair value estimate, which was in a liability position of approximately $2 million at December 31, 2008, in Level 1. The Company estimates fair value for the warrants using an option pricing model with observable market inputs. Because the warrants are not market traded and information concerning market participants is not available, the Company includes the fair value estimate of $87 million at December 31, 2008 in the amount disclosed in Level 3—other investments. The Company separately values the embedded conversion options based on observable market inputs and includes the estimate of fair value in Level 2.

Valuation of Investments Not Reported at Fair Value in Financial Statements

Short-term Securities

        The Company's short-term investments consist mainly of high-quality commercial paper (primarily A1/P1) with an average of 39 days to maturity at December 31, 2008. Additionally, it is the Company's policy to not invest in structured products for its short-term investments. The Company believes that there is insignificant credit risk in its short-term portfolio and that amortized cost approximates fair value. The Company includes short-term investments in its impairment monitoring to identify any credit issues.

Real Estate

        Real estate is recorded on the purchase date at the purchase price, which generally represents fair value, and is supported by internal analysis or external appraisals, using discounted cash flow analyses and other acceptable valuation techniques. Real estate is subsequently carried at the Company's cost, net of depreciation.

Other Investments

        The Company's investment portfolio includes other investments not carried at fair value which include private equity limited partnerships, hedge funds, real estate partnerships (together, partnerships), joint ventures, and mortgage loans. The Company uses the equity method of accounting for its investments in partnerships and joint ventures, and amortized cost is used for mortgage loans.

        The partnerships generally report investments on their balance sheet at fair value. The financial statements prepared by the investee are received by the Company on a lag basis, with the lag period generally dependent upon the type of underlying investments. The private equity partnerships and real estate partnerships provide financial information quarterly which is generally available to investors, including the Company, within three to six months following the date of the reporting period. The hedge funds provide financial information monthly, which is generally available to investors within one month following the date of the reporting period. The Company regularly requests financial information from the partnerships prior to the receipt of the partnerships' financial statements, and records any material information obtained from these requests in the financial statements.

Investment Impairments

        The Company recognizes an impairment loss when an invested asset's value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments (new cost basis), and it is determined that the decline is other-than-temporary. Some of the factors considered in evaluating whether a decline in fair value is other-than-temporary include: (1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; (2) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities; (3) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities, or cost for equity securities; and (4) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices. When the Company determines that an invested asset is other-than-temporarily impaired, the invested asset is written down to fair value, and the amount of the impairment is included in earnings as a realized investment loss. The fair value then becomes the new cost basis of the investment, and any subsequent recoveries in fair value, other than amounts accreted to the expected recovery amount, are recognized at disposition. Due to the subjective nature of the Company's analysis and estimates of fair value, along with the judgment that must be applied in the analysis, it is possible that the Company could reach a different conclusion whether or not to impair a security if it had access to additional information about the investee. Additionally, it is possible that the investee's ability to meet future contractual obligations may be different than what the Company determined during its analysis, which may lead to a different impairment conclusion in future periods.

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

        The Company's process for identifying and reviewing invested assets for impairments during any quarter includes the following:

  •
  Identification and evaluation of investments that have possible indications of other-than-temporary impairment, which includes an analysis of all investments with gross unrealized investment losses that have fair values less than 80% of cost;

  •
  Review and evaluation of external and internal portfolio managers' recommendations for other-than-temporary impairments of any other investments based on the investee's current financial condition, liquidity, near-term recovery prospects, the outlook for the business sectors in which the investee operates and other factors (in addition to reviewing investments with an estimated fair value of less than 80% of cost);

  •
  Consideration of evidential matter, including an evaluation of factors or triggers that may or may not cause individual investments to qualify as having other-than-temporary impairments; and

  •
  Determination of the status of each analyzed investment as other-than-temporary or not, with documentation of the rationale for the decision.

Sales of Temporarily Impaired Invested Assets

        The Company may, from time to time, sell invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in the Company's intent or ability to hold an invested asset. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in an individual subsidiary's liquidity needs, or changes in tax laws or the regulatory environment.

Fixed Maturities and Equity Securities

        An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its cost or new cost basis, and the decline is considered to be other-than-temporary. A fixed maturity security is other-than-temporarily impaired if it is probable that the Company will not be able to collect all amounts due under the security's contractual terms, the Company does not have the intent to hold the security, or the Company does not expect to recover its cost over a forecasted recovery period. Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), the Company updates its estimate of the present value of expected cash flows over the life of the security on a quarterly basis. If management determines that the fair value of the securitized financial asset and the present value of the asset's cash flows estimated at the current financial reporting date are less than the present value of the estimated cash flows at the date of purchase (or previous financial reporting date), then an other-than-temporary impairment is recognized and the securitized financial asset is written down to fair value. Equity securities are other-than-temporarily impaired when it becomes apparent that the Company will not recover its cost over a forecasted recovery period.

        For securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover prior to the expected date of sale. For public securities managed by external managers, the Company cannot assert the intent and ability to hold the securities to recovery and therefore considers the securities impaired when the fair value is below the cost basis at the end of the reporting period.

Real Estate Investments

        On at least an annual basis, the Company obtains independent appraisals for substantially all of its real estate investments. In addition, the carrying value of a real estate property is reviewed for impairment on a quarterly basis or when events or changes in circumstances indicate that the carrying amount may not be recoverable. The review for impairment considers the valuation from the independent appraisal, when applicable, and incorporates an estimate of the undiscounted cash flows expected to result from the use and eventual disposition of the real estate property. An impairment loss is recognized if the expected future undiscounted cash flows are less than the carrying value of the real estate property. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

Other Investments

Mortgage Loans

        A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and the fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market returns. The Company did not have any impaired mortgage loans at December 31, 2008 and 2007.

Venture Capital Investments and Non-Public Common and Preferred Equity Securities

        Externally managed venture capital investments and non-public common and preferred equity securities are reviewed quarterly for other-than-temporary impairment by the external fund manager and the Company's portfolio managers. Internally managed venture capital investments and non-public and preferred equity securities are reviewed quarterly by the Company's portfolio managers. The Company's portfolio managers and the external fund manager review and consider a variety of factors in determining the valuation of the investments and the potential for other-than-temporary impairments. Factors considered include the following:

  •
  The investee's most recent financing events;

  •
  An analysis of whether a fundamental deterioration or improvement has occurred;

  •
  Whether the investee's progress has been substantially more or less than expected;

  •
  Whether or not the valuations have improved or declined significantly in the investee's market sector;

  •
  Whether or not the external fund manager and the Company believe it is probable that the investee will need financing within six months at a lower price than the Company's carrying value; and

  •
  Whether or not the Company has the ability and intent to hold the investment for a period of time sufficient to allow for recovery, enabling the Company to receive value equal to or greater than its cost.

        An impairment loss is recognized if, based on the specific facts and circumstances, it is probable that the Company will not be able to recover all of its cost of an individual holding. The quarterly valuation procedures described above are in addition to the portfolio managers' ongoing responsibility to frequently monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs.

Other Investments Excluding Venture Capital Investments and Non-Public Common and Preferred Equity Securities

        Included in other investments are private equity limited partnerships, investments in hedge funds and real estate partnerships that generally report investments on their balance sheet at fair value and are accounted for by the Company using the equity method of accounting. The Company reviews these investments for impairment no less frequently than quarterly and monitors the performance throughout the year through discussions with the managers/general partners. If the Company becomes aware of an impairment of a partnership's investments at the balance sheet date prior to receiving the partnership's financial statements, it will recognize an impairment by recording a reduction in the carrying value of the partnership with a corresponding charge to net investment income.

Goodwill and Other Intangible Assets Impairments

        The Company performs a review, on at least an annual basis, of goodwill held by the reporting units which are the Company's three operating and reportable segments: Business Insurance, Financial, Professional & International Insurance, and Personal Insurance. The Company estimates the fair value of its reporting units and compares it to their carrying value, including goodwill. If the carrying values of the reporting units exceed their fair value, the amount of the impairment is calculated and goodwill is adjusted accordingly.

        In 2008, the Company changed its methodology for estimating the fair value of its reporting units from a multiple of earnings model to a discounted cash flow model. This change was made as a result of the effects of a severe disruption of the credit and equity markets and significant changes in the insurance industry that caused disparities between the multiple of earnings of the Company and the observed multiple of earnings of its competitors. The discounted cash flow model is an income approach to valuation that is based on a more detailed analysis for deriving a current fair value of reporting units and is more representative of the Company's current and expected future financial performance. The discounted cash flow model relies on the Company's assumptions of its future operating earnings, discounted utilizing an estimate of the Company's cost of equity. Other indefinite-lived intangible assets held by the Company are also reviewed for impairment on at least an annual basis. The classification of the asset as indefinite-lived is reassessed, and an impairment is recognized if the carrying amount of the asset exceeds its fair value.

        Intangible assets that are deemed to have finite useful life are amortized over their useful lives. The carrying amount of intangible assets with a finite useful life is regularly reviewed for indicators of impairment in value. Impairment is recognized only if the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset.

        The Company's review did not result in an impairment of its indefinite-lived or finite-lived intangible assets for the years ended December 31, 2008, 2007 and 2006.

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

        The Company is currently required to prepare its financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as promulgated by the Financial Accounting Standards Board (FASB). During 2008, the Securities and Exchange Commission (SEC) issued a proposed Roadmap for comment for the potential use in filings with the SEC of financial statements for U.S. issuers prepared in accordance with International Financial Reporting Standards (IFRS), as promulgated by the International Accounting Standards Board (IASB), instead of in accordance with GAAP. The Roadmap contains milestones that, if achieved, may lead the SEC to decide in 2011 to require the use of IFRS for large accelerated filers, including the Company, in 2014. The SEC also is proposing to permit U.S. companies to elect to file using IFRS, as adopted by the IASB, as early as 2010, if the company is in an industry group that reports using IFRS more commonly than any other set of standards, and if the company is one of the 20 largest companies in the industry worldwide based on market capitalization. The IASB and the FASB are in the process of developing a global insurance standard that may involve methodologies for valuing insurance contract liabilities that may be significantly different from the methodologies required by current GAAP. The FASB and the IASB are also embarked on a long-term project to converge GAAP and IFRS. The Company is not able to predict whether it will choose to, or be required to, adopt IFRS or how the adoption of IFRS (or the convergence of GAAP and IFRS) may impact the Company's financial statements in the future.

FORWARD-LOOKING STATEMENTS

        This report contains, and management may make, certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Specifically, earnings guidance, statements about the Company's share repurchase plans, statements about the potential impact of the recent disruption in the investment markets and other economic conditions on the Company's investment portfolio and underwriting results are forward looking, and the Company may make forward-looking statements about its results of operations (including, among others, premium volume, net and operating income, investment income, return on equity, expected current returns and combined ratio), and financial condition (including, among others, invested assets and liquidity); the sufficiency of the Company's asbestos and other reserves (including, among others, asbestos claim payment patterns); the cost and availability of reinsurance coverage; catastrophe losses; investment performance; investment, economic and underwriting market conditions; and strategic initiatives. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company's control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of December 31, 2008. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

        The carrying value of the Company's investment portfolio as of December 31, 2008 and 2007 was $70.74 billion and $74.82 billion, respectively, of which 87% was invested in fixed maturity securities at both dates. At December 31, 2008 and 2007, approximately 5.5% and 6.5%, respectively, of the Company's invested assets were denominated in foreign currencies. The Company's exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.

        The Company's fixed maturity investment portfolio at December 31, 2008 and 2007 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective market value of $206 million and $286 million, respectively (comprising approximately 0.3% and 0.4% of the Company's total fixed maturity investments, respectively). The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional asset-backed securities collateralized by sub-prime mortgages at discounted prices. The Company purchased $47 million and $89 million of such securities in 2008 and the fourth quarter of 2007, respectively. The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entity's requirements for credit score but do not meet the government-sponsored entity's guidelines for documentation, property type, debt and loan-to-value ratios. The average credit rating on these securities and obligations held by the Company was "Aa2" and "Aaa" at December 31, 2008 and 2007, respectively. Approximately $81 million of asset-backed securities collateralized by sub-prime and alternative documentation mortgages were downgraded in 2008.

        The Company's fixed maturity investment portfolio at December 31, 2008 included securities issued by numerous states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio), a number of which were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. The downgrade of credit ratings of insurers of these securities has resulted in a corresponding downgrade in the ratings of the securities to the underlying rating of the respective security. Of the insured municipal bond portfolio, approximately 99% were rated at A3 or above, and approximately 81% were rated at Aa3 or above, without the benefit of insurance. If economic conditions continue to deteriorate and adversely impact the financial condition and/or revenues of states, municipalities and political subdivisions, the value of the Company's holdings could be adversely impacted. However, the Company believes, based on current market conditions, that a further loss of the benefit of insurance would not result in a material adverse impact on the Company's results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company's ability and intent to hold the securities. The average credit rating of the underlying issuers of these securities was "Aa3" at December 31, 2008. The average credit rating of the entire municipal bond portfolio was "Aa1" at December 31, 2008 with and without the third-party insurance and includes pre-funded and escrowed to maturity securities, as well as securities issued without third-party insurance.

        The primary market risk to the investment portfolio is interest rate and credit risk associated with investments in fixed maturity securities. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions and treasury futures transactions.

        The Company's tax-exempt fixed maturity investment portfolio totaled $38.79 billion and $38.55 billion at December 31, 2008 and 2007, respectively. Federal and/or state tax legislation could be enacted that would lessen or improve some or all of the tax advantages currently benefiting the Company and result in an adverse or favorable impact on the value of these holdings.

        The primary market risk for all of the Company's debt is interest rate risk at the time of refinancing. The Company monitors the interest rate environment and evaluates refinancing opportunities as maturity dates approach. For additional information regarding the Company's debt see note 8 of notes to the Company's consolidated financial statements as well as the "Liquidity and Capital Resources" section of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company's foreign exchange market risk exposure is concentrated in the Company's invested assets and insurance reserves denominated in foreign currencies. Cash flows from the Company's foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the British Pound Sterling comprised approximately 2.3% and 2.9% of the total invested assets at December 31, 2008 and 2007, respectively. No other individual foreign currency accounted for more than 2.2% of the Company's invested assets at December 31, 2008 or 2007.

        There were no other significant changes in the Company's primary market risk exposures or in how those exposures were managed for the year ended December 31, 2008 compared to the year ended December 31, 2007. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

SENSITIVITY ANALYSIS

        Sensitivity analysis is defined as the measurement of potential loss in future earnings, fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected period of time. In the Company's sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates. "Near-term" means a period of time going forward up to one year from the date of the consolidated financial statements. Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by the Company to mitigate such hypothetical losses in fair value.

Interest Rate Risk

        In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The sensitivity analysis model includes the following financial instruments entered into for purposes other than trading: fixed maturities, non-redeemable preferred stocks, mortgage loans, short-term securities, debt and derivative financial instruments. The primary market risk to the Company's market sensitive instruments is interest rate risk (inclusive of credit spreads). The sensitivity analysis model uses a 100 basis point change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.

        For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value weighted basis, including accrued interest, using holdings as of December 31, 2008 and 2007.

        For debt, the change in fair value is determined by calculating hypothetical December 31, 2008 and 2007 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

        The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.5 billion based on a 100 basis point increase in interest rates as of both December 31, 2008 and 2007.

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

Foreign Currency Exchange Rate Risk

        The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The potential loss is reduced by foreign currency forward transactions that are used to hedge a portion of the Company's exposure to foreign currencies. The Company's analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $386 million and $485 million at December 31, 2008 and 2007, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Companies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Travelers Companies, Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP KPMG LLP

Minneapolis, Minnesota
February 19, 2009

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share data)

For the year ended December 31,	2008	2007	2006
Revenues
Premiums	$21,579	$21,470	$20,760
Net investment income	2,792	3,761	3,517
Fee income	390	508	591
Net realized investment gains (losses)	(415)	154	11
Other revenues	131	124	211

Total revenues	24,477	26,017	25,090

Claims and expenses
Claims and claim adjustment expenses	12,993	12,397	12,244
Amortization of deferred acquisition costs	3,880	3,706	3,339
General and administrative expenses	3,518	3,352	3,458
Interest expense	370	346	324

Total claims and expenses	20,761	19,801	19,365

Income before income taxes	3,716	6,216	5,725
Income tax expense	792	1,615	1,517

Net income	$2,924	$4,601	$4,208

Net income per share
Basic	$4.90	$7.04	$6.12

Diluted	$4.82	$6.86	$5.91

Weighted average number of common shares outstanding
Basic	596.4	652.7	687.1

Diluted	607.3	672.3	716.7

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

At December 31,	2008	2007
Assets
Fixed maturities, available for sale at fair value (including $8 and $1,988 subject to securities lending) (amortized cost $61,569 and $64,152)	$61,275	$64,920
Equity securities, at fair value (cost $461 and $473)	379	488
Real estate	827	850
Short-term securities	5,222	5,186
Other investments	3,035	3,374

Total investments	70,738	74,818

Cash	350	271
Investment income accrued	823	861
Premiums receivable	5,954	6,142
Reinsurance recoverables	14,232	15,641
Ceded unearned premiums	941	1,123
Deferred acquisition costs	1,774	1,809
Deferred tax asset	1,965	1,207
Contractholder receivables	6,350	6,696
Goodwill	3,366	3,366
Other intangible assets	688	814
Other assets	2,570	2,476

Total assets	$109,751	$115,224

Liabilities
Claims and claim adjustment expense reserves	$54,723	$57,700
Unearned premium reserves	10,957	11,227
Contractholder payables	6,350	6,696
Payables for reinsurance premiums	528	618
Debt	6,181	6,242
Other liabilities	5,693	6,125

Total liabilities	84,432	88,608

Shareholders' equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding at both dates)	89	112
Common stock (1,750.0 shares authorized; 585.1 and 627.8 shares issued and outstanding)	19,242	18,990
Retained earnings	13,314	11,110
Accumulated other changes in equity from nonowner sources	(900)	670
Treasury stock, at cost (128.8 and 82.9 shares)	(6,426)	(4,266)

Total shareholders' equity	25,319	26,616

Total liabilities and shareholders' equity	$109,751	$115,224

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in millions)

For the year ended December 31,	2008	2007	2006
Convertible preferred stock—savings plan
Balance, beginning of year	$112	$129	$153
Redemptions during year	(23)	(17)	(24)

Balance, end of year	89	112	129

Common stock
Balance, beginning of year	18,990	18,530	18,096
Employee share-based compensation	114	260	260
Compensation amortization under share-based plans and other changes	138	164	174
Conversion of convertible notes	—	36	—

Balance, end of year	19,242	18,990	18,530

Retained earnings
Balance, beginning of year	11,110	7,253	3,750
Net income	2,924	4,601	4,208
Dividends	(715)	(742)	(701)
Other	(5)	(2)	(4)

Balance, end of year	13,314	11,110	7,253

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	670	452	351
Change in net unrealized gain on investment securities	(764)	167	126
Net change in benefit plan assets and obligations recognized in equity	(405)	(50)	(80)
Net change in unrealized foreign currency translation and other changes	(401)	101	55

Balance, end of year	(900)	670	452

Treasury stock (at cost)
Balance, beginning of year	(4,266)	(1,229)	(47)
Treasury shares acquired—share repurchase authorization	(2,122)	(2,947)	(1,121)
Net shares acquired related to employee share-based compensation plans	(38)	(90)	(61)

Balance, end of year	(6,426)	(4,266)	(1,229)

Total common shareholders' equity	25,230	26,504	25,006

Total shareholders' equity	$25,319	$26,616	$25,135

Common shares outstanding
Balance, beginning of year	627.8	678.3	693.4
Shares acquired—share repurchase authorization	(45.0)	(56.0)	(22.8)
Net shares issued under employee share-based compensation plans	2.3	4.8	7.7
Shares issued pursuant to conversion of convertible notes	—	0.7	—

Balance, end of year	585.1	627.8	678.3

Summary of changes in equity from nonowner sources
Net income	$2,924	$4,601	$4,208
Other changes in equity from nonowner sources, net of tax	(1,570)	218	181

Total changes in equity from nonowner sources	$1,354	$4,819	$4,389

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

For the year ended December 31,	2008	2007	2006
Cash flows from operating activities
Net income	$2,924	$4,601	$4,208
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	415	(154)	(11)
Depreciation and amortization	821	811	808
Deferred federal income tax expense (benefit)	(58)	230	521
Amortization of deferred acquisition costs	3,880	3,706	3,339
Equity in (income) loss from other investments	312	(570)	(478)
Premiums receivable	166	(4)	(57)
Reinsurance recoverables	1,209	2,172	1,998
Deferred acquisition costs	(3,845)	(3,925)	(3,427)
Claims and claim adjustment expense reserves	(2,033)	(1,410)	(2,565)
Unearned premium reserves	(270)	103	300
Trading account activities	11	(3)	6
Loss (gain) on redemption of subordinated debentures	—	32	(42)
Excess tax benefits from share-based payment arrangements	(10)	(25)	(16)
Other	(384)	(278)	190

Net cash provided by operating activities	3,138	5,286	4,774

Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,869	5,305	5,810
Proceeds from sales of investments:
Fixed maturities	6,932	7,323	4,401
Equity securities	53	106	285
Real estate	25	11	—
Other investments	655	1,460	1,111
Purchases of investments:
Fixed maturities	(11,127)	(14,719)	(13,845)
Equity securities	(95)	(135)	(83)
Real estate	(38)	(74)	(75)
Other investments	(667)	(740)	(705)
Net (purchases) sales of short-term securities	(406)	(562)	(85)
Securities transactions in course of settlement	(318)	(123)	447
Other	(45)	(378)	(325)

Net cash used in investing activities	(162)	(2,526)	(3,064)

Cash flows from financing activities
Issuance of debt	496	2,461	786
Payment of debt	(552)	(1,956)	(806)
Dividends paid to shareholders	(715)	(742)	(702)
Issuance of common stock—employee share options	89	218	216
Treasury stock acquired—share repurchase authorization	(2,167)	(2,920)	(1,103)
Treasury stock acquired—net employee share-based compensation	(29)	(39)	(17)
Excess tax benefits from share-based payment arrangements	10	25	16
Other	—	—	17

Net cash used in financing activities	(2,868)	(2,953)	(1,593)

Effect of exchange rate changes on cash	(29)	5	5

Net increase (decrease) in cash	79	(188)	122
Cash at beginning of period	271	459	337

Cash at end of period	$350	$271	$459

Supplemental disclosure of cash flow information
Income taxes paid	$841	$1,346	$861
Interest paid	$375	$357	$358

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 2007 and 2006 financial statements to conform to the 2008 presentation. All material intercompany transactions and balances have been eliminated.

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

        In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of FASB Statement No. 157, Fair Value Measurements, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

        The Company adopted FAS 157 and FSP FAS 157-2 effective January 1, 2008, and elected not to apply the provisions of FAS 157 to goodwill and other intangible assets held by the Company and measured annually for impairment testing purposes only. The adoption of FAS 157 and FSP FAS 157-2 did not have a material effect on the Company's results of operations, financial position or liquidity. The Company will adopt FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and does not expect the provisions to have a material effect on its results of operations, financial position or liquidity.

        In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP FAS 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management's internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 in the third quarter did not have a material effect on the Company's results of operations, financial position or liquidity.

Impairment of Structured Securities

        In January 2009, the FASB issued FASB Staff Position (FSP) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1), which is effective for interim and annual periods ending after December 15, 2008. FSP EITF 99-20-1 amends EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (EITF 99-20), to align the impairment guidance in EITF 99-20 with the impairment guidance in FAS 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 amends the cash flows model used to analyze an other-than-temporary impairment under EITF 99-20 by replacing the market participant view with management's assumption of whether it is probable that there is an adverse change in the estimated cash flows. The adoption of FSP EITF 99-20-1 in the fourth quarter did not have a material effect on the Company's results of operations, financial position or liquidity.

Fair Value Option for Financial Assets and Financial Liabilities

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis for new assets or liabilities within the scope of FAS 159 as the initial and subsequent measurement attribute for those financial assets and liabilities and certain other items including property and casualty insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up-front costs and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position the fair value of assets and liabilities for which the fair value option has been elected, and similar assets and liabilities measured using another measurement attribute. An entity can accomplish this by either reporting the fair value and non-fair-value carrying amounts as separate line items or aggregating those amounts and disclosing parenthetically the amount of fair value included in the aggregate amount.

        FAS 159 was effective for fiscal years beginning after November 15, 2007. Upon adoption, an entity is permitted to elect the fair value option irrevocably for any existing asset or liability within the scope of the standard. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. Retrospective application would not be permitted. The Company did not elect the fair value option for any of the assets and liabilities currently held upon its adoption of FAS 159 effective January 1, 2008. Therefore, FAS 159 did not have an impact on the Company's results of operations, financial position or liquidity at adoption.

Collateral Assignment Split-Dollar Life Insurance Arrangements

        In March 2007, the FASB issued Emerging Issues Task Force Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Insurance Arrangements (EITF 06-10). EITF 06-10 provides guidance on the recognition and measurement of assets related to collateral assignment split-dollar life insurance arrangements. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 effective January 1, 2008 did not have a material effect on the Company's results of operations, financial position or liquidity.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

        In June 2007, the FASB issued Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 requires that realized income tax benefits related to dividend payments that are charged to retained earnings and paid to employees holding equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 applies to share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 at January 1, 2008 did not have a material effect on the Company's results of operations, financial position or liquidity.

Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (FAS 158). FAS 158 requires an employer to recognize the funded status of a benefit plan as an asset or liability in its statement of financial position, measured as the difference between plan assets at fair value and the benefit obligation, and to recognize as a component of accumulated other changes in equity from nonowner sources, net of tax, actuarial gains or losses and prior service costs or credits that arise during the period but which are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers' Accounting for Pensions (FAS 87), or FASB Statement No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (FAS 106). The provisions of FAS 87 and FAS 106 continue to apply in measuring plan assets and benefit obligations, as of the date of the fiscal year-end statement of financial position, and in determining the amount of net periodic benefit cost. The provisions of FAS 158 were effective for fiscal years ending after December 15, 2006 and did not allow retrospective application. The Company's adoption of FAS 158 effective December 31, 2006 resulted in an $80 million reduction, net of tax, to shareholders' equity in 2006 and was recognized as an adjustment to the ending balance of accumulated other changes in equity from nonowner sources. The adoption of FAS 158 did not affect the Company's results of operations or liquidity as FAS 158 does not affect the determination of net periodic pension cost. See note 13.

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

Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that an entity should consider in determining the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets, to include the entity's historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications. Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension. The amendment may result in the useful life of an entity's intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant's perceived value. The FSP also requires disclosure to provide information on an entity's intent and/or ability to renew or extend the arrangement.

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

Participating Securities Granted in Share-Based Payment Transactions

        In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FAS 128, Earnings per Share. The FSP redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the "two-class method." Outstanding unvested restricted stock and deferred stock units issued under employee compensation programs containing such dividend participation features would be considered participating securities subject to the "two-class method" in computing EPS rather than the "treasury stock method."

        The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years. Early application was not permitted. The Company has estimated that the application of the FSP computational guidance will reduce previously reported basic EPS for the years ended December 31, 2008 and 2007 by $0.03 per share and $0.04 per share, respectively, and reduce previously reported diluted EPS by $0.01 per share for each of the years ended December 31, 2008 and 2007. In accordance with provisions of the FSP, upon adoption in 2009, all

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

prior-period basic and diluted EPS data presented will be restated to reflect the retrospective application of the FSP computational guidance.

Business Combinations

        In December 2007, the FASB issued Revised Statement of Financial Accounting Standards No. 141R, Business Combinations (FAS 141R), a replacement of FAS 141, Business Combinations. FAS 141R provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination.

        FAS 141R also provides guidance specific to the recognition, classification, and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination.

        FAS 141R applies to business combinations for acquisitions occurring on or after January 1, 2009. Accordingly, FAS 141R does not impact the Company's previous transactions involving purchase accounting.

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

Employers' Disclosures about Postretirement Benefit Plan Assets

        In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets. The FSP requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans. The disclosures required include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets. The FSP is effective for fiscal years ending after December 15, 2009.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Policies

Investments

Fixed Maturity and Equity Securities

        Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities, including instruments subject to securities lending agreements, are classified as available for sale and are reported at fair value, with unrealized investment gains and losses, net of income taxes, credited or charged directly to accumulated other changes in equity from nonowner sources. Equity securities, which include public common and non-redeemable preferred stocks, are classified as available for sale with changes in fair value, net of income tax, charged or credited directly to accumulated other changes in equity from nonowner sources.

Real Estate

        The Company's real estate investments include warehouses, office buildings and other commercial land and properties that are directly owned. Real estate is recorded on the purchase date at the purchase price, which generally represents fair value, and is supported by internal analysis or external appraisals, using discounted cash flow analyses and other acceptable valuation techniques. Real estate held for investment purposes is subsequently carried at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over the shorter of the expected useful life of the building or 39 years. Accumulated depreciation on real estate held for investment purposes was $140 million and $111 million at December 31, 2008 and 2007, respectively. Real estate held for sale is carried at lower of cost or fair value, less estimated cost to sell.

Short-term Securities

        Short-term securities are carried at amortized cost. The Company's short-term investments consist mainly of high-quality commercial paper (primarily A1/P1) with an average of 39 days to maturity at December 31, 2008. Additionally, it is the Company's policy to not invest in structured products for its short-term investments. The Company believes that there is insignificant credit risk in its short-term portfolio and that amortized cost approximates fair value. The Company includes short-term investments in its impairment monitoring to identify any credit issues.

Other Investments

Venture Capital Investments and Non-Public Common and Preferred Equity Securities

        The Company holds venture capital investments and investments in non-public common and preferred stocks that are classified as "available for sale," with changes in fair value, net of income tax, charged or credited directly to accumulated other changes in equity from nonowner sources. The fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth, and other business and market sector fundamentals. The Company's venture capital investments are generally non-publicly traded instruments in early-stage companies and historically have a holding period of four to seven years. These investments are primarily in the health care, software and computer services, and networking and information technologies infrastructures industries. The underlying investments of these venture capital investments are reported at fair value. The fair value of the venture capital investments is based on an estimate

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

determined by the external fund manager and reviewed by the Company for investments in which there is no public market.

        In May 2007, the Company completed the bundled sale of a substantial portion of its venture capital portfolio. Prior to the sale, these venture capital investments were consolidated in the Company's financial statements. As a result of the sale, the Company did not have any venture capital investments that were consolidated at December 31, 2008 and 2007.

Other

        Other investments include private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, non-public common and preferred equities, mortgage loans and trading securities. The Company uses the equity method of accounting for private equity limited partnerships, real estate partnerships, hedge funds and joint ventures. The partnerships and hedge funds generally report investments on their balance sheet at fair value. The financial statements prepared by the investee are received by the Company on a lag basis, with the lag period generally dependent upon the type of underlying investments. The private equity partnerships and real estate partnerships provide financial information quarterly which is generally available to investors, including the Company, within three to six months following the date of the reporting period. The hedge funds provide financial information monthly which is available to investors within one month following the date of the reporting period. The Company regularly requests financial information from the partnerships prior to the receipt of the partnerships' financial statements, and records any material information obtained from these requests in the financial statements. Mortgage loans are carried at amortized cost. Trading securities are marked to market with the change in fair value recognized in net investment income during the current period.

Derivative Financial Instruments

        The Company may use derivative financial instruments, including interest rate swaps, foreign currency forward contracts, equity swaps, credit derivatives, options, forward contracts and financial futures, as a means of hedging exposure to interest rate, equity price change and foreign currency risk. During 2008 and 2007, the Company used U.S. Treasury note futures to modify the duration of specific assets within the investment portfolio and a foreign currency forward contract to hedge foreign currency exposure of an investment in a foreign operation. The Company also held non-public stock purchase warrants of a publicly-held company which are reported in other investments. For a further discussion of the derivatives used by the Company, see note 3.

        The Company's insurance subsidiaries do not hold or issue derivative instruments for trading purposes. The Company recognizes all derivatives, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the consolidated balance sheet and measures those instruments at fair value. Where applicable, hedge accounting is used to account for derivatives. For an instrument to qualify as a hedge, the hedge relationship must be designated and formally documented at inception, detailing the particular risk management objective and strategy for the hedge, including the item and risk that are being hedged, the derivative that is being used, and how effectiveness is being assessed. A derivative must be highly effective in accomplishing the objective of offsetting either changes in fair value or cash flows for the risk being hedged. The effectiveness of these hedging relationships is evaluated on a retrospective and prospective basis using quantitative measures of

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

correlation. If a hedge relationship is found to be ineffective, it no longer qualifies as a hedge, and any excess gains or losses attributable to such ineffectiveness as well as subsequent changes in fair value are recognized in net realized investment gains (losses). The recognition of gains or losses on derivative instruments that have been designated and qualify as a hedge depends upon whether the derivative instrument is a fair value hedge, a cash flow hedge or a foreign currency hedge.

        Derivatives that do not qualify for hedge accounting are carried at fair value with the changes in fair value reflected in the consolidated statement of income in net realized investment gains (losses).

Net Investment Income

        Investment income from fixed maturities and mortgage loans is recognized based on the constant effective yield method which includes an adjustment for estimated principal repayments, if any. The effective yield used to determine amortization for fixed maturities subject to prepayment risk (e.g., asset-backed, loan-backed and structured securities) is recalculated and adjusted periodically based upon actual historical and/or projected future cash flows, which are obtained from a widely-accepted securities data provider. The adjustments to the yield for highly rated prepayable fixed maturities are accounted for using the retrospective method. The adjustments to the yield for non-highly rated prepayable fixed maturities are accounted for using the prospective method. Dividends on equity securities (public and non-public) and venture capital investments are recognized in income when declared. Rental income on real estate is recognized on a straight-line basis over the lease term.

        See note 3 for further discussion. Investments in private equity limited partnerships, real estate partnerships, hedge funds and joint ventures are accounted for using the equity method of accounting, whereby the Company's share of the investee's earnings or losses in the fund are reported in net investment income. Trading securities are marked to market with the change in fair value recognized in net investment income during the current period.

        Accrual of income is suspended on non-securitized fixed maturities or mortgage loans that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only when payments are received. Investments included in the consolidated balance sheet that were not income-producing for the preceding 12 months were not material.

        For fixed maturities where the Company records an other-than-temporary impairment, a determination is made as to the cause of the impairment and whether the Company expects a recovery in the value. For fixed maturities where the Company expects a recovery in value, not necessarily to par, the constant effective yield method, as discussed above, is utilized and the investment is amortized to the expected recovery amount.

Investment Gains and Losses

        Net realized investment gains and losses are included as a component of pretax revenues based upon specific identification of the investments sold on the trade date. Included in net realized investment gains (losses) are other-than-temporary impairment losses on invested assets other than those investments accounted for using the equity method of accounting as described in the "Investment Impairments" section that follows.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Impairments

        The Company recognizes an impairment loss when an invested asset's value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments (new cost basis), and it is determined that the decline is other-than-temporary. Some of the factors considered in evaluating whether a decline in fair value is other-than-temporary include: (1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; (2) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities; (3) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities, or cost for equity securities; and (4) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices. When the Company determines that an invested asset is other-than-temporarily impaired, the invested asset is written down to fair value, and the amount of the impairment is included in earnings as a realized investment loss. The fair value then becomes the new cost basis of the investment, and any subsequent recoveries in fair value, other than amounts accreted to the expected recovery amount, are recognized at disposition. Due to the subjective nature of the Company's analysis and estimates of fair value along with the judgment that must be applied in the analysis, it is possible that the Company could reach a different conclusion whether or not to impair a security if it had access to additional information about the investee. Additionally, it is possible that the investee's ability to meet future contractual obligations may be different than what the Company determined during its analysis, which may lead to a different impairment conclusion in future periods.

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

        The Company's process for identifying and reviewing invested assets for impairments during any quarter includes the following:

  •
  Identification and evaluation of investments that have possible indications of other-than-temporary impairment, which includes an analysis of all investments with gross unrealized investment losses that have fair values less than 80% of cost;

  •
  Review and evaluation of external and internal portfolio managers' recommendations for other-than-temporary impairments of any other investments based on the investee's current financial condition, liquidity, near-term recovery prospects, the outlook for the business sectors in which the investee operates and other factors (in addition to reviewing investments with an estimated fair value of less than 80% of cost);

  •
  Consideration of evidential matter, including an evaluation of factors or triggers that may or may not cause individual investments to qualify as having other-than-temporary impairments; and

  •
  Determination of the status of each analyzed investment as other-than-temporary or not, with documentation of the rationale for the decision.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales of Temporarily Impaired Invested Assets

        The Company may, from time to time, sell invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in the Company's intent or ability to hold an invested asset. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in an individual subsidiary's liquidity needs, or changes in tax laws or the regulatory environment.

Fixed Maturities and Equity Securities

        An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its cost or new cost basis, and the decline is considered to be other-than-temporary. A fixed maturity security is other-than-temporarily impaired if it is probable that the Company will not be able to collect all amounts due under the security's contractual terms, the Company does not have the intent to hold the security, or the Company does not expect to recover its cost over a forecasted recovery period. Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), the Company updates its best estimate of the present value of expected cash flows over the life of the security on a quarterly basis. If management determines that the fair value of the securitized financial asset and the present value of the asset's cash flows estimated at the current financial reporting date are less than the present value of the estimated cash flows at the date of purchase (or previous financial reporting date), then an other-than-temporary impairment is recognized and the securitized financial asset is written down to fair value. For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity. Equity securities are other-than-temporarily impaired when it becomes apparent that the Company will not recover its cost over a forecasted recovery period.

        For securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover prior to the expected date of sale. Further, for public securities managed by external managers, the Company cannot assert the intent and ability to hold the security to recovery and, therefore, considers the securities impaired when fair value is below the carrying value at the end of the reporting period.

Real Estate Investments

        On at least an annual basis, the Company obtains independent appraisals for substantially all of its real estate investments. In addition, the carrying value of all real estate property is reviewed for impairment on a quarterly basis or when events or changes in circumstances indicate that the carrying amount may not be recoverable. The review for impairment considers the valuation from the independent appraisal, when applicable, and incorporates an estimate of the undiscounted cash flows expected to result from the use and eventual disposition of the real estate property. An impairment loss is recognized if the expected future undiscounted cash flows are less than the carrying value of the real estate property. The impairment loss is measured as the amount by which the carrying amount exceeds fair value.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Investments

Mortgage Loans

        A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and the fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market returns. The Company did not have any impaired mortgage loans at December 31, 2008 and 2007.

Venture Capital Investments and Non-Public Common and Preferred Equity Securities

        Externally managed venture capital investments and non-public and preferred equity securities are reviewed quarterly for other-than-temporary impairment by the external fund manager and the Company's portfolio managers. Internally managed venture capital investments and non-public and preferred equity securities are reviewed quarterly by the Company's portfolio managers. The Company's portfolio managers and the external fund manager review and consider a variety of factors in determining the valuation of the investments and the potential for other-than-temporary impairments. Factors considered include the following:

  •
  the investee's most recent financing events;

  •
  an analysis of whether a fundamental deterioration or improvement has occurred;

  •
  whether the investee's progress has been substantially more or less than expected;

  •
  whether or not the valuations have improved or declined significantly in the investee's market sector;

  •
  whether or not the external fund manager and the Company believe it is probable that the investee will need financing within six months at a lower price than the Company's carrying value; and

  •
  whether or not the Company has the ability and intent to hold the investment for a period of time sufficient to allow for recovery, enabling the Company to receive value equal to or greater than its cost.

        An impairment loss is recognized if, based on the specific facts and circumstances, it is probable that the Company will not be able to recover all of its cost of an individual holding. The quarterly valuation procedures described above are in addition to the portfolio managers' ongoing responsibility to frequently monitor developments affecting those invested assets, paying particular attention to events that might give rise to impairment write-downs.

Other Investments Excluding Venture Capital Investments and Non-Public Common and Preferred Equity Securities

        Included in other investments are private equity limited partnerships, investments in hedge funds and real estate partnerships that generally report investments on their balance sheet at fair value and are accounted for by the Company using the equity method of accounting. The Company reviews these investments for impairment no less frequently than quarterly and monitors the performance throughout

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the year through discussions with the managers/general partners. If the Company becomes aware of an impairment of a partnership's investments at the balance sheet date prior to receiving the partnership's financial statements, it will recognize an impairment by recording a reduction in the carrying value of the partnership with a corresponding charge to net investment income.

Securities Lending

        The Company has engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time. Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest. This collateral is held by a third-party custodian, and the Company has the right to access the collateral only in the event that the institution borrowing the Company's securities is in default under the lending agreement. Therefore, the Company does not recognize the receipt of the collateral held by the third-party custodian or the obligation to return the collateral. The loaned securities remain a recorded asset of the Company. During the third quarter of 2008, the Company began accepting only cash as collateral for securities on loan and restricted the manner in which that cash was invested.

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

Deferred Acquisition Costs

        Amounts which vary with and are primarily related to the production of new insurance contracts, consisting of commissions and premium-related taxes, are deferred and amortized pro rata over the contract periods in which the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income and, if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. All other acquisition expenses are charged to operations as incurred.

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

Goodwill and Other Intangible Assets

        The Company performs a review, on at least an annual basis, of goodwill held by the reporting units which are the Company's three operating and reportable segments: Business Insurance; Financial, Professional & International Insurance; and Personal Insurance. The Company estimates the fair value of its reporting units and compares it to their carrying value, including goodwill. If the carrying values of the reporting units exceed their fair value, the amount of the impairment is calculated and goodwill is adjusted accordingly.

        In 2008, the Company changed its methodology for estimating the fair value of its reporting units from a multiple of earnings model to a discounted cash flow model. This change was made as a result of the effects of a severe disruption of the credit and equity markets and significant changes in the insurance industry that caused disparities between the multiple of earnings of the Company and the observed multiple of earnings of its competitors. The discounted cash flow model is an income approach to valuation that is based on a more detailed analysis for deriving a current fair value of reporting units and is more representative of the Company's current and expected future financial performance. The discounted cash flow model relies on the Company's assumptions of its future operating earnings, discounted utilizing an estimate of the Company's cost of equity. Other indefinite-lived intangible assets held by the Company are also reviewed for impairment on at least an annual basis. The classification of the asset as indefinite-lived is reassessed, and an impairment is recognized if the carrying amount of the asset exceeds its fair value.

        Intangible assets that are deemed to have finite useful life are amortized over their useful lives. The carrying amount of intangible assets with a finite useful life is regularly reviewed for indicators of impairment in value. Impairment is recognized only if the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset.

        The Company's review did not result in an impairment of its indefinite-lived or finite-lived intangible assets for the years ended December 31, 2008, 2007 and 2006.

Claims and Claim Adjustment Expense Reserves

        Claims and claim adjustment expense reserves represent estimates for both reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for most long-term disability payments under workers' compensation insurance and workers' compensation excess insurance, which totaled $2.25 billion and $2.09 billion at December 31, 2008 and 2007, respectively, were discounted using a rate of 5% at both December 31, 2008 and 2007. Reserves totaling $33 million for certain assumed reinsurance business at December 31, 2007 were discounted using a rate of 7%. No reserves for such business were discounted at December 31, 2008.

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

Other Liabilities

        Included in other liabilities in the consolidated balance sheet is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2008 and 2007, the Company had a liability of $375 million and $278 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $11 million at both dates. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers' compensation claimants and the recoveries are expected to occur over the same period of time.

        Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers' compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1% of total Company net written premiums for each of the years ended December 31, 2008, 2007 and 2006. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. The liability accrued for policyholder dividends totaled $45 million and $39 million at December 31, 2008 and 2007, respectively.

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

        Compensation cost is measured based on the grant-date fair value of an award, determined pursuant to FAS 123R, Share-Based Payment, utilizing the assumptions discussed in note 12. Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period). In connection with certain share-based awards, participants are entitled to receive dividends during the vesting period, either in cash or dividend equivalent shares, commensurate with the dividends paid to common shareholders. Dividends and dividend equivalent shares on awards that are expected to vest are recorded in retained earnings. Dividends paid in cash are presented in the "Dividends" caption of retained earnings while dividend equivalent shares are presented in the "Other" caption of retained earnings. Dividends on awards that are not expected to vest are not subject to forfeiture and are, therefore, recorded as compensation expense.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Commercial Accounts serves mid-sized businesses for property and casualty products, including property, general liability, commercial multi-peril, commercial auto and workers' compensation insurance.

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

  •
  Technology serves small to large companies involved in telecommunications, information technology, medical technology and electronics manufacturing, offering a comprehensive portfolio of products and services. These products include property, commercial auto, general liability, workers' compensation, umbrella, internet liability, technology errors and omissions coverages and global companion products.

  •
  Public Sector Services markets insurance products and services to public entities including municipalities, counties, Indian Nation gaming and selected special government districts such as water and sewer utilities. The policies written by this unit typically cover property, commercial auto, general liability and errors and omissions exposures.

  •
  Oil & Gas provides specialized property and liability products and services for customers involved in the exploration and production of oil and natural gas, including operators and drilling contractors, as well as various service and supply companies and manufacturers that support upstream operations. The policies written by this business group cover risks including physical damage, liability and business interruption.

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

  •
  Excess Casualty serves small to mid-sized commercial businesses, offering mono-line umbrella and excess coverage where the Company typically does not write the primary casualty coverage, or where other business units within the Company prefer to access the underwriting expertise and/or limit capacity of the Excess Casualty business unit.

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

  •
  Specialized Distribution.  The following units market and underwrite their products to customers predominantly through licensed wholesale, general and program agents that manage customers' unique insurance requirements:

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

        Business Insurance also includes the Special Liability Group (which manages the Company's asbestos and environmental liabilities); the assumed reinsurance, health care, and certain international and other runoff operations; and policies written by the Company's Gulf operation (Gulf), which is in runoff. These are collectively referred to as Business Insurance Other. In December 2008, the Company

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

completed the sale of Unionamerica Holdings Limited (Unionamerica), which comprised its United Kingdom-based runoff insurance and reinsurance businesses. The sale was not material to the Company's results of operations or financial position.

Financial, Professional & International Insurance

        The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which primarily use credit-based underwriting processes, as well as property and casualty products that are primarily marketed on a domestic basis in the United Kingdom, the Republic of Ireland and Canada, and on an international basis through Lloyd's. The segment includes the following groups:

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

    In March 2007, the Company completed the sale of its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., which accounted for $25 million and $78 million of net written premiums in the years ended December 31, 2007 and 2006, respectively. The impact of this transaction was not material to the Company's results of operations or financial position.

  •
  International includes business written through domestic operations in the United Kingdom, Canada and the Republic of Ireland and business written as a corporate member at Lloyd's. International, through its operations in the United Kingdom, Canada and the Republic of Ireland, offers specialized insurance and risk management services to several customer groups, including those in the technology, public services, and financial and professional services industry sectors. International, through its Lloyd's syndicate (Syndicate 5000), for which the Company provides 100% of the capital, underwrites through five principal business units—aviation, marine, global property, accident & special risks, and power & utilities.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Homeowners policies are available for dwellings, condominiums, mobile homes and rental property contents. Protection against losses to dwellings and contents from a wide variety of perils (excluding flooding) is included in these policies, as well as coverage for liability arising from ownership or occupancy.

        In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company, and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc. These subsidiaries primarily offered nonstandard automobile coverage and accounted for approximately $49 million and $187 million of net written premiums for the years ended December 31, 2007 and 2006, respectively. The sale was not material to the Company's results of operations or financial position.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        The following tables summarize the components of the Company's revenues, operating income and total assets by reportable business segments:

(for the year ended December 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2008
Premiums	$11,180	$3,429	$6,970	$21,579
Net investment income	1,917	454	421	2,792
Fee income	390	—	—	390
Other revenues	30	24	75	129

Total operating revenues(1)	$13,517	$3,907	$7,466	$24,890

Amortization and depreciation	$2,357	$796	$1,544	$4,697
Income tax expense	673	254	146	1,073
Operating income(1)	2,338	649	465	3,452
2007
Premiums	$11,283	$3,384	$6,803	$21,470
Net investment income	2,708	494	559	3,761
Fee income	508	—	—	508
Other revenues	24	29	90	143

Total operating revenues(1)	$14,523	$3,907	$7,452	$25,882

Amortization and depreciation	$2,278	$781	$1,448	$4,507
Income tax expense	1,064	251	437	1,752
Operating income(1)	3,015	675	1,019	4,709
2006
Premiums	$10,876	$3,321	$6,563	$20,760
Net investment income	2,538	429	548	3,515
Fee income	591	—	—	591
Other revenues	44	26	94	164

Total operating revenues(1)	$14,049	$3,776	$7,205	$25,030

Amortization and depreciation	$2,109	$769	$1,282	$4,160
Income tax expense	918	199	518	1,635
Operating income(1)	2,622	609	1,132	4,363

(1)
Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2008	2007	2006
Business Insurance:
Select Accounts	$2,756	$2,711	$2,663
Commercial Accounts	2,524	2,518	2,376
National Accounts	996	1,056	1,135
Industry-Focused Underwriting	2,396	2,301	2,196
Target Risk Underwriting	1,593	1,665	1,629
Specialized Distribution	939	1,015	1,022

Total Business Insurance Core	11,204	11,266	11,021
Business Insurance Other	16	52	25

Total Business Insurance	11,220	11,318	11,046

Financial, Professional & International Insurance:
Bond & Financial Products	2,228	2,228	2,255
International	1,240	1,237	1,138

Total Financial, Professional & International Insurance	3,468	3,465	3,393

Personal Insurance:
Automobile	3,660	3,628	3,692
Homeowners and Other	3,335	3,207	3,019

Total Personal Insurance	6,995	6,835	6,711

Total consolidated net written premiums	$21,683	$21,618	$21,150

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

Business Segment Reconciliations

(for the year ended December 31, in millions)	2008	2007	2006
Revenue reconciliation
Earned premiums
Business Insurance:
Commercial multi-peril	$2,988	$3,087	$3,056
Workers' compensation	2,373	2,221	1,970
Commercial automobile	1,957	2,026	1,999
Property	1,895	1,989	1,901
General liability	1,959	1,917	1,929
Other	8	43	21

Total Business Insurance	11,180	11,283	10,876

Financial, Professional & International Insurance:
Fidelity and surety	1,163	1,070	1,093
General liability	904	951	1,005
International	1,228	1,231	1,101
Other	134	132	122

Total Financial, Professional & International Insurance	3,429	3,384	3,321

Personal Insurance:
Automobile	3,708	3,692	3,672
Homeowners and Other	3,262	3,111	2,891

Total Personal Insurance	6,970	6,803	6,563

Total earned premiums	21,579	21,470	20,760
Net investment income	2,792	3,761	3,515
Fee income	390	508	591
Other revenues	129	143	164

Total operating revenues for reportable segments	24,890	25,882	25,030
Interest Expense and Other	2	(19)	49
Net realized investment gains (losses)	(415)	154	11

Total consolidated revenues	$24,477	$26,017	$25,090

Income reconciliation, net of tax
Total operating income for reportable segments	$3,452	$4,709	$4,363
Interest Expense and Other(1)	(257)	(209)	(163)

Total operating income	3,195	4,500	4,200
Net realized investment gains (losses)	(271)	101	8

Total consolidated net income	$2,924	$4,601	$4,208

(1)
The primary component of Interest Expense and Other is after-tax interest expense of $239 million, $224 million and $207 million in 2008, 2007 and 2006, respectively. The 2007 total also included a benefit of $52 million from the favorable resolution of various prior year federal

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

  tax matters and an after-tax loss of $25 million related to the Company's redemption of its 4.50% contingently convertible debentures. The 2006 total also includes a $27 million after-tax gain on the redemption of the Company's $593 million, 7.60% subordinated debentures. See note 8.

(at December 31, in millions)	2008	2007
Asset reconciliation(1):
Business Insurance	$82,622	$87,160
Financial, Professional & International Insurance	13,356	14,099
Personal Insurance	13,151	13,300

Total assets for reportable segments	109,129	114,559
Other assets(2)	622	665

Total consolidated assets	$109,751	$115,224

    (1)
    The amount of investments in equity method investees and total expenditures for additions to long-lived assets other than financial instruments were not material.

    (2)
    The major components of other assets in 2008 and 2007 were other intangible assets, property and equipment and deferred taxes.

Enterprise-Wide Disclosures

        Revenues from internal customers for the years ended December 31, 2008, 2007 and 2006 were not material. Foreign assets at December 31, 2008 and 2007 also were not material. The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

        The following table presents revenues of the Company's operations based on location:

(for the year ended December 31, in millions)	2008	2007	2006
U.S.	$22,809	$24,413	$23,588
Non-U.S.	1,668	1,604	1,502

Total revenues	$24,477	$26,017	$25,090

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS

Fixed Maturities

        The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2008, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,681	$160	$—	$1,841
Obligations of states, municipalities and political subdivisions	38,598	920	456	39,062
Debt securities issued by foreign governments	1,453	67	1	1,519
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	6,266	157	364	6,059
All other corporate bonds	13,498	121	882	12,737
Redeemable preferred stock	73	1	17	57

Total	$61,569	$1,426	$1,720	$61,275

(at December 31, 2007, in millions)
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,092	$58	$—	$2,150
Obligations of states, municipalities and political subdivisions	38,111	751	40	38,822
Debt securities issued by foreign governments	1,629	11	5	1,635
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7,108	73	65	7,116
All other corporate bonds	15,120	169	194	15,095
Redeemable preferred stock	92	12	2	102

Total	$64,152	$1,074	$306	$64,920

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2008, in millions)	Amortized Cost	Fair Value
Due in one year or less	$2,982	$3,009
Due after 1 year through 5 years	16,285	16,568
Due after 5 years through 10 years	17,476	17,602
Due after 10 years	18,560	18,037

	55,303	55,216
Mortgage-backed securities	6,266	6,059

Total	$61,569	$61,275

        At December 31, 2008 and 2007, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $766 million and $935 million, respectively, which are

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

included in "All other corporate bonds" in the tables above. At December 31, 2008, approximately $258 million of these securities, or the loans backing such securities, contained guarantees by the United States Government or a government-sponsored enterprise and $20 million were comprised of Canadian non-guaranteed securities. The average credit rating of the $508 million of non-guaranteed securities at December 31, 2008 was "Aaa," and 93% of those securities were issued in 2004 and prior years. The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas.

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

        At December 31, 2008 and 2007, the Company held CMOs classified as available for sale with a fair value of $2.84 billion and $3.59 billion, respectively (in addition to the CMBS securities of $766 million and $935 million, respectively, described above). Approximately 35% and 31% of the Company's CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2008 and 2007, respectively. In addition, the Company held $3.22 billion and $3.52 billion of GNMA, FNMA, FHLMC (excluding FHA project loans which are included with CMBS) mortgage-backed pass-through securities classified as available for sale at December 31, 2008 and 2007, respectively. The average credit rating of all of the above securities was "Aaa" at both dates.

        At December 31, 2008 and 2007, the Company had $8 million and $1.99 billion, respectively, of securities on loan as part of a tri-party lending agreement. During the third quarter of 2008, the Company began accepting only cash as collateral for securities on loan and restricted the manner in which that cash was invested.

        Proceeds from sales of fixed maturities classified as available for sale were $6.93 billion, $7.32 billion and $4.40 billion in 2008, 2007 and 2006, respectively. Gross gains of $121 million, $76 million and $95 million and gross losses of $168 million, $34 million and $121 million were realized on those sales in 2008, 2007 and 2006, respectively.

        At December 31, 2008 and 2007, the Company's insurance subsidiaries had $4.32 billion and $4.21 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states' insurance regulatory requirements.

        The Company has certain subsidiaries that are required to hold investments in trust or in escrow. The Company held trust funds with a fair value of $4 million and $269 million at December 31, 2008 and 2007, respectively. Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $105 million and $129 million at December 31, 2008 and 2007, respectively. Other investments pledged as collateral

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

securing outstanding letters of credit had a fair value of $104 million and $142 million at December 31, 2008 and 2007, respectively.

Equity Securities

        The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized
				Fair Value
(at December 31, 2008, in millions)	Cost	Gains	Losses
Common stock	$189	$2	$31	$160
Non-redeemable preferred stock	272	7	60	219

Total	$461	$9	$91	$379

		Gross Unrealized
				Fair Value
(at December 31, 2007, in millions)	Cost	Gains	Losses
Common stock	$160	$24	$1	$183
Non-redeemable preferred stock	313	8	16	305

Total	$473	$32	$17	$488

        Proceeds from sales of equity securities were $53 million, $106 million and $285 million in 2008, 2007 and 2006, respectively. Gross gains of $6 million, $10 million and $29 million and gross realized losses of $4 million, $1 million and $4 million were realized on those sales in 2008, 2007 and 2006, respectively.

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

        Proceeds from the sale of real estate investments totaled $25 million in 2008 and $11 million in 2007. Gross gains of $2 million and $1 million, respectively, were realized on those sales and no gross losses were recognized on those sales. The Company did not sell any real estate investments in 2006.

        Future minimum rental income expected on operating leases relating to the Company's real estate properties is $115 million, $97 million, $71 million, $43 million, $26 million, and $52 million for 2009, 2010, 2011, 2012, 2013 and 2014 and thereafter, respectively.

Short-term Investments

        Short-term investments consist primarily of money market instruments and other debt securities purchased with a maturity of less than one year. The amortized cost of these securities, which totaled $5.22 billion and $5.19 billion at December 31, 2008 and 2007, respectively, approximates their fair value.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Other Investments

        Other investments include private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, non-public common and preferred equity securities, mortgage loans, venture capital investments and trading securities.

        In 2007, the Company completed the bundled sale of a substantial portion of its venture capital portfolio for total net proceeds of $397 million, which are included on the consolidated statement of cash flows in "proceeds from sales of other investments." The sale resulted in the realization of $81 million of previously unrealized pretax net investment gains that had been recorded as a component of accumulated other changes in equity from nonowner sources.

Variable Interest Entities (VIEs)

        The following entities are consolidated:

  •
  Municipal Trusts—The Company owns interests in various municipal trusts that were formed for the purpose of allowing more flexibility to generate investment income in a manner consistent with the Company's investment objectives and tax position. At December 31, 2008 and 2007, there were 24 and 31 such trusts, respectively, which held a combined total of $277 million and $355 million, respectively, in municipal securities, of which $32 million and $44 million, respectively, were owned by outside investors. The net carrying value of the trusts owned by the Company at December 31, 2008 and 2007 was $245 million and $311 million, respectively.

        The Company has a significant interest in the following VIE, which is not consolidated because the Company is not considered to be the primary beneficiary:

  •
  Camperdown UK Limited, which SPC sold in December 2003—The Company's variable interest resulted from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $125 million. The carrying value of this obligation at December 31, 2008 and 2007 was $23 million and $59 million, respectively.

        The Company has other significant interests in VIEs, including private equity funds and real estate entities. Neither the carrying amounts nor the unfunded commitments related to these entities are material.

        The following securities are not consolidated:

  •
  Mandatorily redeemable preferred securities of trusts holding solely the subordinated debentures of the Company—These securities were issued by three separate trusts that were established for the sole purpose of issuing the securities to investors and are fully guaranteed by the Company. The subordinated debt that the Company issued to these trusts is included in the "Debt" section of liabilities on the Company's consolidated balance sheet. That debt had a carrying value of $309 million and $310 million at December 31, 2008 and 2007, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Unrealized Investment Losses

        The following tables summarize, for all investments in an unrealized loss position at December 31, 2008 and 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at December 31, 2008, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	11,508	340	1,812	116	13,320	456
Debt securities issued by foreign governments	7	1	—	—	7	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,660	310	551	54	2,211	364
All other corporate bonds	5,734	510	2,112	372	7,846	882
Redeemable preferred stock	24	11	19	6	43	17

Total fixed maturities	18,933	1,172	4,494	548	23,427	1,720

Equity securities
Common stock	93	25	12	6	105	31
Non-redeemable preferred stock	83	28	69	32	152	60

Total equity securities	176	53	81	38	257	91

Total	$19,109	$1,225	$4,575	$586	$23,684	$1,811

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

	Less than 12 months		12 months or longer		Total
(at December 31, 2007, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$29	$—	$69	$—	$98	$—
Obligations of states, municipalities and political subdivisions	3,428	23	2,044	17	5,472	40
Debt securities issued by foreign governments	409	1	384	4	793	5
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	838	5	3,118	60	3,956	65
All other corporate bonds	2,646	55	5,797	139	8,443	194
Redeemable preferred stock	19	1	8	1	27	2

Total fixed maturities	7,369	85	11,420	221	18,789	306

Equity securities
Common stock	29	1	—	—	29	1
Non-redeemable preferred stock	110	9	80	7	190	16

Total equity securities	139	10	80	7	219	17

Total	$7,508	$95	$11,500	$228	$19,008	$323

        The following table summarizes for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2008, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$222	$36	$1	$—	$259
Other	329	73	12	—	414

Total fixed maturities	551	109	13	—	673
Equity securities	41	30	—	—	71

Total	$592	$139	$13	$—	$744

        These unrealized losses at December 31, 2008 represent approximately 1% of the combined fixed maturity and equity security portfolios on a pretax basis and approximately 2% of shareholders' equity on an after-tax basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Impairment Charges

        Impairment charges included in net realized investment gains (losses) were as follows:

(for the year ended December 31, in millions)	2008	2007	2006
Fixed maturities	$324	$37	$7
Equity securities	74	7	4
Other investments	22	26	37

Total	$420	$70	$48

Concentrations and Credit Quality

        At December 31, 2008 and 2007, the Company had concentrations of credit risk in state, municipal and political subdivision obligations from the following states: Texas, $3.73 billion and $3.45 billion, respectively; California, $1.99 billion and $2.07 billion, respectively; and Illinois, $1.95 billion and $1.93 billion, respectively. These concentrations exclude advance refunded and escrowed-to-maturity bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. Such escrow accounts are verified as to their sufficiency by an external auditor and almost exclusively involve U.S. Treasury securities. The Company does not have any individually significant exposures.

        Included in fixed maturities are below investment grade assets totaling $1.20 billion and $1.64 billion at December 31, 2008 and 2007, respectively. The Company defines its below investment grade assets as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

        The Company monitors creditworthiness of counterparties to financial instruments by using controls that include credit approvals, limits and other monitoring procedures.

Net Investment Income

(for the year ended December 31, in millions)	2008	2007	2006
Gross investment income (loss)
Fixed maturities	$2,915	$2,893	$2,738
Equity securities	31	29	30
Short-term securities	143	279	285
Real estate	39	57	38
Other investments	(292)	562	489

Gross investment income	2,836	3,820	3,580
Investment expenses	44	59	63

Net investment income	$2,792	$3,761	$3,517

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Net Realized and Unrealized Investment Gains (Losses)

(for the year ended December 31, in millions)	2008	2007	2006
Net realized investment gains (losses)
Fixed maturities	$(371)	$5	$(33)
Equity securities	(72)	2	21
Other	28	147	23

Net realized investment gains (losses)	$(415)	$154	$11

        Changes in net unrealized gains (losses) on investment securities that are included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(at and for the year ended December 31, in millions)	2008	2007	2006
Change in net unrealized investment gains (losses)
Fixed maturities	$(1,062)	$346	$55
Equity securities	(97)	(22)	(4)
Venture capital	(9)	(91)	19
Other investments	(23)	25	125

	(1,191)	258	195
Related tax expense (benefit)	(427)	91	69

Change in net unrealized gain on investment securities	(764)	167	126
Balance, beginning of year	620	453	327

Balance, end of year	$(144)	$620	$453

Derivative Financial Instruments

Derivative Instruments Designated as Hedging Instruments

        The Company has foreign currency hedges of net investments in foreign operations in which derivatives (foreign currency forward contracts) hedge the foreign currency exposure. The effective portion of the change in fair value of the derivative hedging the net investment, including any forward premium or discount, is reflected in the accumulated other changes in equity from nonowner sources as part of the foreign currency translation adjustment. For the years ended December 31, 2008 and 2007, the amount included in changes in equity from nonowner sources was a loss of $2 million in 2008 and a gain of $1 million in 2007. With regard to hedge ineffectiveness in 2008 and 2007, the Company had no realized gains or losses in either year.

Derivative Instruments not Designated as Hedging Instruments

        Derivatives that are not designated or do not qualify as hedges are carried at fair value with changes in value reflected in net realized investment gains (losses). The Company has certain U.S. Treasury futures contracts and foreign currency forward contracts, which are not designated as hedges at December 31, 2008 and 2007.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        The Company engaged in U.S. Treasury note futures transactions to modify the duration of specific assets within the investment portfolio. The Company enters into 90-day futures contracts on 2-year, 5-year, 10-year and 30-year U.S. Treasury notes which require a daily mark-to-market settlement with the broker. The notional value of the open U.S. Treasury futures contracts was $380 million and $250 million at December 31, 2008 and 2007, respectively. These derivative instruments are not designated and do not qualify as hedges under FAS 133 and as such the daily mark-to-market changes in fair value are reflected in net realized investment gains (losses). Net realized investment gains (losses) in 2008 and 2007 included net losses of $53 million and $8 million, respectively, related to U.S. Treasury futures contracts which are settled daily.

        The Company owns six million non-public stock purchase warrants of Platinum Underwriters Holdings, Ltd., a publicly-held company. These warrants are not designated and do not qualify as hedges under FAS 133 and as such the mark-to-market changes in fair value are reflected in net realized investment gains (losses). In 2008 and 2007, the Company recorded net realized investment gains of $10 million and $21 million, respectively, related to the Company's holdings of stock purchase warrants of Platinum Underwriters Holdings, Ltd.

        The Company purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in net realized investment gains (losses). Derivatives embedded in convertible debt securities are reported on a combined basis with their host instrument and are classified as fixed maturity securities. In 2008 and 2007, the Company recorded net realized investment losses of $77 million and $23 million, respectively, related to these embedded derivatives. The Company divested substantially all of its holdings in convertible debt securities in 2008.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS

        The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in FAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the FAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions. The three levels of the hierarchy are as follows:

  —
  Level 1—Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

  —
  Level 2—Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

  —
  Level 3—Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

Valuation of Investments Reported at Fair Value in Financial Statements

        The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated willing parties, i.e., not in a forced transaction. The estimated fair value of a financial instrument may differ from the amount that could be realized if the security was sold in an immediate sale, e.g., a forced transaction. Additionally, the valuation of fixed maturity investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value (i.e., the carrying amount) of an investment is not reflective of the price at which an actual transaction would occur.

        For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly for its fixed maturity investments. The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm's length transaction.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

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

        The Company holds privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are the Merrill Lynch U.S. Corporate Index and the Merrill Lynch High Yield BB Rated Index. The Company includes the fair value estimates of these corporate bonds in Level 2 since all significant inputs are market observable. As many of these securities are issued by public companies, the Company compares the estimates of fair value to the fair values of these companies' publicly traded debt to test the validity of the internal pricing matrix.

        While the vast majority of the Company's municipal bonds are included in Level 2, the Company holds a small number of municipal bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3. Additionally, the Company holds a small amount of fixed maturities that have characteristics that make them unsuitable for matrix pricing. For these fixed maturities, the Company obtains a quote from a broker (typically a market

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

maker). Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

Equities—Public Common and Preferred

        For public common and preferred stocks, the Company receives prices from a nationally recognized pricing service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1. Infrequently, current market quotes in active markets are unavailable for certain nonredeemable preferred stocks held by the Company. In these instances, the Company receives an estimate of fair value from the pricing service that provides fair value estimates for the Company's fixed maturities. The service utilizes some of the same methodologies to price the nonredeemable preferred stocks as it does for the fixed maturities. The Company includes the estimate in the amount disclosed in Level 2.

Other Investments

Venture Capital Investments and Non-Public Common and Preferred Equity Securities

        The Company holds investments in venture capital investments and non-public common and preferred equity securities, with a fair value estimate of $224 million, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. The Company holds one private common stock with a fair value estimate of $162 million at December 31, 2008, for which the estimate of fair value is provided by a third party appraiser on behalf of the investee and adjusted for a liquidity discount which takes into consideration the restriction on the common stock. Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2008 in the amount disclosed in Level 3.

Derivatives

        The Company uses derivatives generally to hedge its net investment in a foreign subsidiary. The Company also holds non-public warrants in a public company and has convertible bonds containing embedded conversion options that are reported separately from the host bond contract. For the derivatives used to hedge the net investment of a foreign subsidiary, the Company uses quoted market prices to estimate fair value and includes the fair value estimate, which was in a liability position of approximately $2 million at December 31, 2008, in Level 1. The Company estimates fair value for the warrants using an option pricing model with observable market inputs. Because the warrants are not market traded and information concerning market participants is not available, the Company includes the fair value estimate of $87 million at December 31, 2008 in the amount disclosed in Level 3—other investments. The Company separately values the embedded conversion options based on observable market inputs and includes the estimate of fair value in Level 2.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

Fair Value Hierarchy

        The following table presents the level within the fair value hierarchy at which the Company's financial assets and financial liabilities are measured on a recurring basis at December 31, 2008.

(in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities	$61,275	$1,813	$59,308	$154
Equity securities	379	334	45	—
Other investments	359	48	—	311

Total	$62,013	$2,195	$59,353	$465

Other liabilities	$2	$2	$—	$—

        The following table presents the changes in the Level 3 fair value category during the period indicated.

(in millions)	Twelve Months Ended December 31, 2008
Balance at January 1, 2008	$511
Total realized and unrealized gains or (losses):
Included in realized investment gains and (losses)	3
Included in increases or (decreases) in accumulated other changes in equity from nonowner sources	(52)
Purchases, (sales), issuances and settlements	(11)
Transfers in and/or (out) of Level 3	14

Balance at December 31, 2008	$465

Amount of total gains for the period included in earnings attributable to changes in the fair value of assets still held at the reporting date	$10

        The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the twelve months ended December 31, 2008.

Valuation of Financial Instruments Disclosed at Fair Value

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

        The carrying values of $718 million and $885 million of financial instruments classified as other assets approximated their fair values at December 31, 2008 and 2007, respectively. The carrying values of $4.34 billion and $4.68 billion of financial instruments classified as other liabilities at December 31, 2008 and 2007, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

        The carrying value and fair value of the Company's debt at December 31, 2008 was $6.18 billion and $5.44 billion, respectively. The respective totals at December 31, 2007 were $6.24 billion and $6.06 billion. The Company utilizes a pricing service to estimate fair value measurements for approximately 96% of its debt, other than commercial paper. The pricing service utilizes market quotations for debt that have quoted prices in active markets. When quoted prices are unavailable, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.

        For some debt securities, primarily the junior subordinated debentures, the pricing service is unable to provide an estimate of fair value. For these securities, the Company utilizes pricing estimates from a nationally recognized broker/dealer to estimate fair value. The broker/dealer prepares estimates of fair value for these securities using its proprietary pricing applications which include relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. If estimates of fair value are unavailable from the pricing service or the broker/dealer, the Company produces an estimate of fair value based on internally developed valuation techniques which are based on discounted cash flow methodology and incorporates all available relevant observable market inputs. The Company bases all of its estimates of fair value for its debt on the bid price as it represents what a third party market participant would be willing to pay in an arm's length transaction.

        The fair value of commercial paper included in debt outstanding at December 31, 2008 and 2007 approximated its book value because of its short-term nature.

5. REINSURANCE

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

        Included in reinsurance recoverables are certain amounts related to structured settlements. Structured settlements comprise annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables as the Company retains the contingent liability to the claimant. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments.

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

5. REINSURANCE (Continued)

agreements. The Company employs dedicated specialists and strategies to manage reinsurance collections and disputes.

        The Company is also required to participate in various involuntary reinsurance arrangements through assumed reinsurance, principally with regard to residual market mechanisms in workers' compensation and automobile insurance. The Company provides services for several of these involuntary arrangements ("mandatory pools and associations") under which it writes such residual market business directly, then cedes 100% of this business to the mandatory pool. Such servicing arrangements are arranged to mitigate credit risk to the Company, as any ceded balances are jointly backed by all the pool members.

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

        Certain of the assumed reinsurance contracts that the Company has entered into with non-affiliated companies on an excess of loss basis do not transfer insurance risk. These contracts, which totaled $46 million and $165 million at December 31, 2008 and 2007, respectively, are accounted for using deposit accounting and are included in other liabilities in the consolidated balance sheet.

        The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2008	2007	2006
Written premiums
Direct	$23,469	$23,824	$23,635
Assumed	368	374	404
Ceded	(2,154)	(2,580)	(2,889)

Total net written premiums	$21,683	$21,618	$21,150

Earned premiums
Direct	$23,516	$24,000	$23,280
Assumed	386	180	478
Ceded	(2,323)	(2,710)	(2,998)

Total net earned premiums	$21,579	$21,470	$20,760

Percentage of assumed earned premiums to net earned premiums	1.8%	0.8%	2.3%

Ceded claims and claim adjustment expenses incurred	$1,605	$1,299	$2,158

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE (Continued)

        Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and were as follows:

(at December 31, in millions)	2008	2007
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$9,376	$10,731
Allowance for uncollectible reinsurance	(618)	(688)

Net reinsurance recoverables	8,758	10,043
Structured settlements	3,517	3,615
Mandatory pools and associations	1,957	1,983

Total reinsurance recoverables	$14,232	$15,641

Terrorism Risk Insurance Acts

        On November 26, 2002, the Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was enacted into Federal law and established the Terrorism Risk Insurance Program (the Program), a temporary Federal program in the Department of the Treasury, that provided for a system of shared public and private compensation for certain insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. The Program was scheduled to terminate on December 31, 2005. In December 2005, the Terrorism Risk Insurance Extension Act of 2005 (the Terrorism Extension Act) was enacted into Federal law, reauthorizing the Program through December 31, 2007, while reducing the Federal role under the Program. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was enacted into Federal law, extending coverage to include domestic acts of terrorism and reauthorizing the Program through 2014. The three acts are hereinafter collectively referred to as "the Acts."

        In order for a loss to be covered under the Program (subject losses), the loss must meet certain aggregate industry loss minimums and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury. The annual aggregate industry loss minimum is $100 million through 2014. The original Program excluded from participation certain of the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, and reinsurance. The Terrorism Extension Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers'), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the Acts. The Acts generally require that all commercial property casualty insurers licensed in the United States participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for 85% of subject losses, after an insurer deductible, subject to an annual cap. The Federal reimbursement percentage is 85% through 2014.

        The deductible for any calendar year is equal to 20% of the insurer's direct earned premiums for covered lines for the calendar year. The Company's estimated deductible under the Program is $2.16 billion for 2009. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the Program for additional covered terrorism losses

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE (Continued)

for that program year. The Company has had no terrorism-related losses since the Program was established. Because the Acts are relatively new and their interpretation is untested, there may be uncertainty as to how they will be applied to specific circumstances. Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company's own reinsurance program, future losses from acts of terrorism, particularly those involving nuclear, biological, chemical or radiological events, could be material to the Company's operating results, financial position and/or liquidity in future periods. The Company will continue to manage this type of catastrophic risk by monitoring and controlling terrorism risk aggregations to the best of its ability.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        The following table presents the carrying amount of the Company's goodwill by segment at December 31, 2008 and 2007:

(in millions)	2008	2007
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	556	555
Personal Insurance	613	613
Other	29	30

Total	$3,366	$3,366

Other Intangible Assets

        The following presents a summary of other intangible assets by major asset class at December 31, 2008 and 2007:

(at December 31 2008, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$751	$285
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables(1)	191	4	187

Total intangible assets subject to amortization	1,227	755	472
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,443	$755	$688

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

(at December 31 2007, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$655	$381
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables(1)	191	(26)	217

Total intangible assets subject to amortization	1,227	629	598
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,443	$629	$814

(1)
The fair value adjustment of $191 million was recorded in connection with the merger of The St. Paul Companies, Inc. and Travelers Property Casualty Corp. in 2004 and was based on management's estimate of nominal claims and claim adjustment expense reserves and reinsurance recoverables (after adjusting for conformity with the acquirer's accounting policy on discounting of workers' compensation reserves), expected payment patterns, the April 1, 2004 U.S. Treasury spot rate yield curve, a leverage ratio assumption (reserves to statutory surplus), and a cost of capital expressed as a spread over risk-free rates. The method used calculates a risk adjustment to a risk-free discounted reserve that will, if reserves run off as expected, produce results that yield the assumed cost-of-capital on the capital supporting the loss reserves. The fair value adjustment is reported as an intangible asset on the consolidated balance sheet, and the amounts measured in accordance with the acquirer's accounting policies for insurance contracts are reported as part of the claims and claim adjustment expense reserves and reinsurance recoverables. The intangible asset will be recognized into income over the expected payment pattern. Because the time value of money and the risk adjustment (cost of capital) components of the intangible asset run off at different rates, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

        The following presents a summary of the Company's amortization expense for other intangible assets by major asset class:

(for the year ended December 31, in millions)	2008	2007	2006
Customer-related	$96	$118	$134
Marketing-related	—	—	3
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	30	28	16

Total amortization expense	$126	$146	$153

        Intangible asset amortization expense is estimated to be $100 million in 2009, $86 million in 2010, $69 million in 2011, $52 million in 2012 and $45 million in 2013.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES

        Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2008	2007
Property-casualty	$54,646	$57,619
Accident and health	77	81

Total	$54,723	$57,700

        The table below is a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses.

(at and for the year ended December 31, in millions)	2008	2007	2006
Claims and claim adjustment expense reserves at beginning of year	$57,619	$59,202	$61,007
Less reinsurance recoverables on unpaid losses	14,521	16,358	18,112

Net reserves at beginning of year	43,098	42,844	42,895

Estimated claims and claim adjustment expenses for claims arising in the current year	14,504	12,848	12,533
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(1,725)	(672)	(429)
Acquisitions(1)	—	—	538

Total increases	12,779	12,176	12,642

Claims and claim adjustment expense payments for claims arising in:
Current year	5,761	4,528	4,279
Prior years	7,356	7,417	8,632

Total payments	13,117	11,945	12,911

Sale of subsidiary(2)	(790)	—	—
Unrealized foreign exchange (gain) loss	(658)	23	218

Net reserves at end of year	41,312	43,098	42,844
Plus reinsurance recoverables on unpaid losses	13,334	14,521	16,358

Claims and claim adjustment expense reserves at end of year	$54,646	$57,619	$59,202

(1)
In February 2006, the 2003 and prior years of account of Lloyd's Syndicates 5000 and 779 closed through reinsurance to close (RITC) into the 2004 year of account. See "Reinsurance to Close" section of note 1.

(2)
In December 2008, the Company sold its United Kingdom based subsidiary, Unionamerica Holdings, Ltd., which was in runoff.

        Gross claims and claim adjustment expense reserves at December 31, 2008 decreased by $2.97 billion from the same date in 2007, primarily reflecting favorable prior year reserve development during 2008, payments related to operations in runoff (including asbestos and environmental payments) and the sale of Unionamerica, partially offset by catastrophe losses incurred.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        Gross claims and claim adjustment expense reserves at December 31, 2007 decreased by $1.58 billion from the same date in 2006, primarily reflecting payments related to operations in runoff (including asbestos and environmental payments), prior years' hurricane losses, and favorable prior year reserve development.

        The $1.19 billion decline in reinsurance recoverables in 2008 primarily reflected the sale of Unionamerica, various commutation agreements and collections on reinsurance recoverables, including those related to prior years' hurricane losses.

        The $1.84 billion decline in reinsurance recoverables in 2007 primarily reflected significant collections on reinsurance recoverables, including those related to prior years' hurricane losses, operations in runoff (primarily Gulf) and various commutation agreements.

Prior Year Reserve Development

        The following disclosures regarding reserve development are on a "net of reinsurance" basis.

2008.

        In 2008, estimated claims and claim adjustment expenses incurred included $1.73 billion of net favorable development for claims arising in prior years, including $1.54 billion of net favorable prior year reserve development impacting the Company's results of operations, which excludes $60 million of accretion of discount.

        Business Insurance.    Net favorable prior year reserve development totaled $1.12 billion in 2008, driven by better than expected loss results primarily concentrated in the general liability and commercial multi-peril product lines, an increase in anticipated ceded recoveries for older accident years in the general liability product line and better than anticipated loss development in the commercial property and commercial automobile product lines. The net favorable prior year reserve development in the general liability and commercial multi-peril lines was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial property product line improvement occurred primarily in the 2007 accident year as a result of better than expected development for certain large national property, national programs, and ocean marine claim exposures and lower than expected weather-related losses during the last half of 2007, as well as favorable development in certain large inland marine claim exposures and in ceded recoveries for commercial property large claims. In addition, the commercial multi-peril and property product lines' 2005 accident year results experienced improvement due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The commercial automobile product line improvement was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The net favorable prior year reserve development in the foregoing product lines in 2008 was partially offset by net unfavorable prior year reserve development in the workers' compensation product line, primarily driven by higher than anticipated medical costs related to 2004 and prior accident years, and by a $70 million and $85 million increase to asbestos and environmental reserves, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        Financial, Professional & International Insurance.    Net favorable prior year reserve development totaled $274 million in 2008, primarily driven by better than expected loss experience in the International group. The improvements in longer-tail lines of business were attributable to several factors, including enhanced risk control and underwriting strategies throughout the International group. In the property line of business, the improvement primarily resulted from better than anticipated loss development in the United Kingdom, in part due to favorable claim activity relating to 2007 flood losses. In the Bond & Financial Products group, better than expected loss experience for the contract surety business within the fidelity and surety product line, resulting from favorable settlements on large claims (primarily from accident years prior to 2005), resulted in net favorable prior year reserve development in 2008.

        Personal Insurance.    Net favorable prior year reserve development in 2008 totaled $143 million, primarily driven by favorable loss experience related to Hurricane Katrina, and better than expected loss experience from recent accident years for the Homeowners and Other product line. This improvement was driven in part by claim initiatives as well as better than expected outcomes on 2007 catastrophe-related claims. In addition, the Homeowners and Other product line experienced improvement in older accident years for the umbrella line as well as favorable experience from accident year 2007 for allied coverages due to less than expected claim activity.

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

7. INSURANCE CLAIM RESERVES (Continued)

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

7. INSURANCE CLAIM RESERVES (Continued)

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

Asbestos and Environmental Reserves

        At December 31, 2008 and 2007, the Company's claims and claim adjustment expense reserves included $3.33 billion and $4.22 billion, respectively, for asbestos and environmental-related claims, net of reinsurance. In December 2008, the Company completed the sale of Unionamerica, which comprised its United Kingdom-based runoff direct insurance and reinsurance businesses. Included in the claims and claim adjustment expense reserves transferred to the purchaser were net asbestos and environmental reserves of $265 million.

        It is difficult to estimate the reserves for asbestos and environmental-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in complex litigation and other uncertainties, including without limitation, those which are set forth below.

        Asbestos Reserves.    Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder at least annually. In the course of this review, the Company generally considers, among other factors: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of the policyholder's potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.

        In the third quarter of 2008, the Company completed its annual in-depth asbestos claim review. The trends observed over the past three reviews have been generally consistent. The trends include:

  •
  more stable payment trends for a large proportion of policyholders;

  •
  a decrease in the number of new claims received;

  •
  a decrease in the number of large asbestos exposures confronting the Company due to additional settlement activity;

  •
  fewer and less volatile asbestos-related bankruptcies; and

  •
  the absence of new theories of liability or new classes of defendants.

        While the Company believes that these trends indicate a reduction in the volatility associated with the Company's overall asbestos exposure, there nonetheless remains a high degree of uncertainty with respect to future exposure from asbestos claims.

        The Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, again experienced an overall reduction in new claim filings in 2008.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

The number of policyholders tendering asbestos claims for the first time was consistent with the number tendering claims in 2007. Defense and indemnity costs in these categories remain at similar levels to what the Company has experienced in recent years due to the level of trial activity involving impaired individuals.

        On January 29, 2009, the Company and PPG Industries, Inc ("PPG"), along with approximately 30 other insurers of PPG, agreed in principle on a modified settlement agreement to settle asbestos-related coverage litigation under insurance policies issued to PPG. The tentative settlement agreement has been incorporated into the Modified Third Amended Plan of Reorganization ("Amended Plan") proposed as part of the Pittsburgh Corning Corp. ("PCC", which is 50% owned by PPG) bankruptcy proceeding. Pursuant to the proposed Amended Plan, which was filed on January 30, 2009, PCC, along with enumerated other companies (including PPG as well as the Company as a participating insurer), are to receive protections afforded by Section 524(g) of the Bankruptcy Code from certain asbestos-related bodily injury claims. The Company had entered into a prior agreement in principle with PPG in 2002 which was contingent upon final court approval of the Second Amended Plan of Reorganization for PCC, but in December 2006, the United States Bankruptcy Court declined to confirm that Plan of Reorganization. As a result of the December 2006 ruling, the Company removed the reserves associated with the prior agreement from the structured settlement category of the asbestos reserve and made a corresponding increase in the unallocated asbestos IBNR reserve. Under the current agreement in principle, the Company has the option to make a series of payments over the next 20 years totaling approximately $620 million to the Trust to be created under the Amended Plan, or it may elect to make a one-time discounted payment, which, as of June 30, 2009, would total approximately $430 million (approximately $400 million after reinsurance). The current agreement in principle with PPG is subject to numerous contingencies, including final court approval of the Amended Plan, and the Company has no obligation to make the settlement payment until all contingencies are satisfied. The Company's obligations under this agreement in principle continue to be included in the unallocated asbestos IBNR reserve.

        The Company's quarterly asbestos reserve review includes an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. Developing payment trends among policyholders in the Home Office, Field Office and Assumed and International categories are also analyzed. In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. For certain policyholders an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined, and for those policyholders the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company's evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.

        Net asbestos losses and expenses paid in 2008 were $658 million, compared with $317 million in 2007. The increase in net paid losses was the result of the ACandS payment in the third quarter of 2008. Excluding the ACandS settlement, payments in 2008 were $293 million. Approximately 59% and 20% of total net paid losses in 2008 and 2007, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        The Company recorded a $70 million pretax increase to asbestos reserves in 2008. The Company recorded no asbestos reserve additions in 2007 and recorded a pretax asbestos reserve addition of $155 million in 2006. The 2008 increase was driven by a change in the estimated costs associated with litigating asbestos coverage matters and a change in estimated losses for certain individual policyholders. The increase was not a result of a change in the Company's assessment of the underlying asbestos environment. Approximately half of the $155 million 2006 pretax reserve adjustment was due to an increase in the projected defense costs for ten policyholders. The majority of the remainder of the reserve adjustment was primarily due to continued litigation activity against smaller, peripheral defendants.

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

        The Company continues to receive notices from policyholders tendering claims for the first time. These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the Company has experienced upward development in the anticipated defense and settlement costs for certain of its pending policyholders. As a result of this development, the Company increased its environmental reserve by $85 million in the second quarter of 2008. The Company continues to experience a decline in both the number of new policyholders tendering claims for the first time and the number of pending lawsuits between the Company and its policyholders pertaining to coverage for environmental claims; however, the Company has experienced a moderation in the rate of that decline in recent years. The Company increased its environmental reserve by $185 million in 2007 primarily in response to this development. In 2006, the Company increased environmental reserves by $120 million primarily as a result of higher than expected defense and settlement costs driven in part by adverse judicial developments in certain states regarding the availability of coverage for environmental claims.

        Asbestos and Environmental Reserves.    As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2008 are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants, although in recent years the Company has noted a decrease in the number and volatility of asbestos-related bankruptcies. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments. (Also, see "Part I—Item 3, Legal Proceedings").

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT

        Debt outstanding was as follows:

(at December 31, in millions)	2008	2007
Short-term:
Commercial paper	$100	$100
Zero coupon convertible notes, effective yield 4.17%, due March 3, 2009	140	—
7.81% Private placement notes due September 16, 2009 and 2008	2	3
6.38% Medium-term notes due December 15, 2008	—	149
3.75% Senior notes due March 15, 2008	—	400

Total short-term debt	242	652

Long-term:
8.125% Senior notes due April 15, 2010	250	250
7.415% Medium-term notes due August 23, 2010	21	21
7.22% Real estate non-recourse debt due September 1, 2011	9	9
7.81% Private placement notes due on various dates through 2011	4	6
5.375% Senior notes due June 15, 2012	250	250
5.00% Senior notes due March 15, 2013	500	500
5.50% Senior notes due December 1, 2015	400	400
6.25% Senior notes due June 20, 2016	400	400
5.75% Senior notes due December 15, 2017	450	450
5.80% Senior notes due May 15, 2018	500	—
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	800
8.50% Junior subordinated debentures due December 15, 2045	56	56
8.312% Junior subordinated debentures due July 1, 2046	73	73
6.25% Fixed-to-floating rate junior subordinated debentures due March 15, 2067	1,000	1,000
Zero coupon convertible notes, effective yield 4.17%, due March 3, 2009	—	134

Total long-term debt	5,938	5,574

Total debt principal	6,180	6,226
Unamortized fair value adjustment	68	83
Unamortized debt issuance costs	(67)	(67)

Total debt	$6,181	$6,242

        2008 Debt Issuance—In May 2008, the Company issued $500 million aggregate principal amount of 5.80% senior notes that will mature on May 15, 2018. The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $496 million. Interest on the senior notes is payable semi-annually on May 15 and November 15, commencing November 15, 2008. The senior notes are redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury Rate plus 30 basis points for the senior notes.

        2008 Debt Maturities.—In March 2008, the Company's $400 million, 3.75% senior notes matured and were fully paid. In December 2008, medium-term notes with a par value of $149 million and an interest rate of 6.38% matured and were fully paid.

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

        The debentures carry a 60-year final maturity and a scheduled maturity date in year thirty. During the 180-day period ending not more than 15 and not less than ten business days prior to the scheduled maturity date, the Company is required to use commercially reasonable efforts to sell enough qualifying capital securities, or at its option, common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity or debt exchangeable for preferred equity to permit repayment of the debentures at the scheduled maturity date. If any debentures remain outstanding after the scheduled maturity date, the unpaid amount will remain outstanding until the Company has raised sufficient proceeds from the sale of qualifying capital securities or, at its option, common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity or debt exchangeable for preferred equity to permit the repayment in full of the debentures. If there are remaining debentures at the final maturity date, the Company is required to redeem the debentures using any source of funds. Qualifying capital securities are securities (other than common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity, and debt exchangeable for preferred equity) which generally are treated by the ratings agencies as having similar equity content to the debentures.

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

8. DEBT (Continued)

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

8. DEBT (Continued)

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

Description of Debt

        Commercial Paper—The Company maintains an $800 million commercial paper program with $1 billion of back-up liquidity, consisting entirely of a bank credit agreement. Interest rates on commercial paper issued in 2008 ranged from 0.5% to 4.6%, and in 2007 ranged from 4.7% to 5.7%.

        Medium-Term Notes—The medium-term notes outstanding at December 31, 2008 bear an interest rate of 7.415% and mature in 2010. During 2008 and 2007, medium-term notes having a par value of $149 million and $72 million, respectively, matured.

        Senior Notes—The Company's various senior debt issues are unsecured obligations that rank equally with one another. Interest payments are made semi-annually. The Company generally may redeem some or all of the notes prior to maturity in accordance with terms unique to each debt instrument.

        Zero Coupon Convertible Notes—The zero coupon convertible notes mature in March 2009, but are redeemable at the option of the Company for an amount equal to the original issue price plus accreted original issue discount. Each note is convertible at the option of the holder at any time on or prior to maturity, unless previously redeemed by the Company, into common stock of the Company at a conversion rate of 16.6433 shares for each $1,000 principal amount of notes. If all notes outstanding at December 31, 2008 were converted, the Company would issue 2.4 million of its common shares.

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

        The Company's consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $15 million and $19 million for the years ended December 31, 2008 and 2007, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

        The following table presents merger-related unamortized fair value adjustments and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at December 31,
					Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	2008	2007
Senior notes	8.125%	Apr. 2010	$12	$21	4.257%
Medium-term notes	7.415%	Aug. 2010	1	6	3.310%
Subordinated debentures	7.625%	Dec. 2027	20	20	6.147%
	8.500%	Dec. 2045	16	16	6.362%
	8.312%	Jul. 2046	19	20	6.362%

Total			$68	$83

        On April 1, 2004, The Travelers Companies, Inc. fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and Travelers Insurance Group Holdings Inc. (TIGHI). The guarantees pertain to the $500 million 5.00% notes due 2013, the $200 million 7.75% notes due 2026 and the $500 million 6.375% notes due 2033.

        Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2009, $143 million; 2010, $273 million; 2011, $11 million; 2012, $250 million; and 2013, $500 million.

Line of Credit Agreement

        On June 10, 2005, the Company entered into a $1.0 billion, five-year revolving credit agreement with a syndicate of financial institutions. Pursuant to covenants in the credit agreement, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times. The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control. At December 31, 2008, the Company was in compliance with these covenants and all other covenants related to its outstanding debt instruments. There was no amount outstanding under the credit agreement as of December 31, 2008 or 2007.

Shelf Registration

        In December 2008, the Company filed with the Securities and Exchange Commission a universal shelf registration statement for the potential offering and sale of securities to replace its expiring universal shelf registration statement. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering. During 2008 and 2007, the Company issued securities with principal amounts of $500 million and $2.50 billion, respectively, (as described above) under the prior shelf registration statement.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY

Preferred Stock

        The Company's preferred shareholders' equity represents the par value of preferred shares outstanding that the Company assumed in the merger related to The St. Paul Companies, Inc. Stock Ownership Plan (SOP) Trust which was subsequently merged into The Travelers 401(k) Savings Plan (the 401(k) Savings Plan). The SOP Trust may at any time convert any or all of the preferred shares into shares of the Company's common stock at a rate of eight shares of common stock for each preferred share. The board of directors has reserved a sufficient number of authorized common shares to satisfy the conversion of all preferred shares issued to the SOP Trust and the redemption of preferred shares to meet employee distribution requirements. Upon the redemption of preferred shares, the Company will issue shares of common stock to the trust to fulfill the redemption obligations. See note 13. Holders of the preferred stock have a preference upon liquidation, dissolution or winding up of the Company of $100 per share.

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

Treasury Stock

        In May 2006, the Company's board of directors authorized the repurchase of up to $2 billion of shares of the Company's common stock. In January 2007, the board of directors authorized an additional $3 billion of share repurchase capacity. In January 2008, the Company's board of directors approved a $5 billion increase to the share repurchase authorization. Under these authorizations, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions. The following table summarizes repurchase activity in 2008 and remaining repurchase capacity at December 31, 2008.

Quarterly Period Ending	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2008	20,831,251	$1,000,332,704	$48.02	$4,931,853,967
June 30, 2008	15,287,182	750,014,344	49.06	4,181,839,623
September 30, 2008	6,197,529	271,984,984	43.89	3,909,854,639
December 31, 2008	2,712,550	99,997,100	36.86	3,809,857,539

Total	45,028,512	$2,122,329,132	$47.13	$3,809,857,539

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

        Since the inception of the authorization in May 2006 through December 31, 2008, the Company has repurchased a cumulative total of 123.9 million shares for a total cost of $6.19 billion, or $49.98 per share.

        The Company's Amended and Restated 2004 Stock Incentive Plan, the legacy SPC 1994 Stock Incentives Plan and the legacy TPC 2002 Incentive Plan provide settlement alternatives to employees in which the Company repurchases shares to cover tax withholding costs and exercise costs. During the years ended December 31, 2008 and 2007, the Company purchased $38 million and $90 million, respectively, of its common stock under these plans.

        Common shares acquired are reported as treasury stock in the consolidated balance sheet.

Dividend Availability

        The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $3.07 billion is available in 2009 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries. The holding company received $3.70 billion of dividends from its domestic insurance subsidiaries in 2008.

Statutory Net Income and Surplus

        Statutory net income of the Company's insurance subsidiaries was $4.10 billion, $4.86 billion, and $4.27 billion for the years ended December 31, 2008, 2007 and 2006, respectively. Statutory capital and surplus of the Company's insurance subsidiaries was $21.49 billion and $22.88 billion at December 31, 2008 and 2007, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

Accumulated Other Changes in Equity from Nonowner Sources, Net of Tax

        Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

(at and for the year ended December 31, in millions)	Net Unrealized Gains (Losses) on Investment Securities	Net Benefit Plan Assets and Obligations Recognized in Equity(1)	Other(2)	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2005	$327	$(14)	$38	$351
Net change in unrealized gains on investment securities, net of tax expense of $81	146	—	—	146
Less: Reclassification adjustment for net realized gains included in net income, net of tax benefit of $(11)	(20)	—	—	(20)
Adjustment to initially apply FAS 158, net of tax benefit of $(43)	—	(80)	—	(80)
Change in other, net of tax benefit of $(5)	—	—	55	55

Current period change	126	(80)	55	101

Balance, December 31, 2006	453	(94)	93	452
Net change in unrealized gains on investment securities, net of tax expense of $151	280	—	—	280
Less: Reclassification adjustment for net realized gains included in net income, net of tax benefit of $(60)	(113)	—	—	(113)
Net change in benefit plan assets and obligations recognized in equity, net of tax benefit of $(30)	—	(50)	—	(50)
Change in other, net of tax expense of $30	—	—	101	101

Current period change	167	(50)	101	218

Balance, December 31, 2007	620	(144)	194	670
Net change in unrealized gains on investment securities, net of tax benefit of $(584)	(1,056)	—	—	(1,056)
Less: Reclassification adjustment for net realized gains included in net income, net of tax expense of $157	292	—	—	292
Net change in benefit plan assets and obligations recognized in equity, net of tax benefit of $(212)	—	(405)	—	(405)
Change in other, net of tax benefit of $(47)	—	—	(401)	(401)

Current period change	(764)	(405)	(401)	(1,570)

Balance, December 31, 2008	$(144)	$(549)	$(207)	$(900)

(1)
Activity in 2006 represented the adjustment to initially apply the provisions of FAS 158. Activity in 2008 and 2007 represented net changes in assets and obligations related to the Company's employee benefit plans recognized in equity from nonowner sources.

(2)
Includes foreign currency translation adjustments and hedging activities. Activity in 2008 primarily represented foreign currency translation adjustments.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EARNINGS PER SHARE

        Basic EPS was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS reflected the effect of potentially dilutive securities.

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2008	2007	2006
Basic
Net income, as reported	$2,924	$4,601	$4,208
Preferred stock dividends, net of taxes	(4)	(4)	(5)

Net income available to common shareholders—basic	$2,920	$4,597	$4,203

Diluted
Net income available to common shareholders	$2,920	$4,597	$4,203
Effect of dilutive securities:
Convertible preferred stock	4	4	5
Zero coupon convertible notes	4	4	4
Convertible junior subordinated notes(1)	—	8	26

Net income available to common shareholders—diluted	$2,928	$4,613	$4,238

Common Shares
Basic
Weighted average shares outstanding	596.4	652.7	687.1

Diluted
Weighted average shares outstanding	596.4	652.7	687.1
Weighted average effects of dilutive securities:
Stock options and other incentive plans	6.1	9.4	7.1
Convertible preferred stock	2.4	2.9	3.4
Zero coupon convertible notes	2.4	2.4	2.4
Convertible junior subordinated notes(1)	—	4.9	16.7

Total	607.3	672.3	716.7

Net income Per Common Share
Basic	$4.90	$7.04	$6.12

Diluted	$4.82	$6.86	$5.91

(1)
Redeemed in April 2007. See note 8.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES

(for the year ended December 31, in millions)	2008	2007	2006
Composition of income tax expense (benefit) included in consolidated statement of income
Current expense:
Federal	$763	$1,279	$943
Foreign	68	103	64
State	10	3	9

Total current tax expense	841	1,385	1,016

Deferred expense (benefit):
Federal	(58)	230	521
Foreign	9	—	(20)
State	—	—	—

Total deferred tax expense (benefit)	(49)	230	501

Total income tax expense included in consolidated statement of income	792	1,615	1,517
Composition of income tax included in common shareholders' equity
Expense (benefit) relating to stock-based compensation, the change in unrealized appreciation on investments, unrealized loss on foreign exchange and unrealized loss on derivatives, and other comprehensive income	(701)	47	(7)

Total income tax expense included in consolidated financial statements	$91	$1,662	$1,510

Effective tax rate
Income before federal, foreign and state income taxes	$3,716	$6,216	$5,725
Statutory tax rate	35%	35%	35%

Expected federal income tax expense	1,301	2,176	2,004
Tax effect of:
Nontaxable investment income	(480)	(465)	(421)
Other, net	(29)	(96)	(66)

Total income tax expense	$792	$1,615	$1,517

Effective tax rate	21%	26%	26%

        The current income tax payable was $145 million and $176 million at December 31, 2008 and 2007, respectively, and is included in other liabilities in the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2008	2007
Deferred tax assets
Claims and claim adjustment expense reserves	$1,217	$1,352
Unearned premium reserves	663	661
Investments	105	—
Other	769	700

Total gross deferred tax assets	2,754	2,713
Less valuation allowance	—	36

Net deferred tax assets	2,754	2,677

Deferred tax liabilities
Deferred acquisition costs	575	578
Investments	—	704
Internally-developed software	100	77
Other	114	111

Total gross deferred tax liabilities	789	1,470

Total deferred income taxes	$1,965	$1,207

        If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. The net decreases in the valuation allowance for deferred tax assets were $36 million and $46 million at December 31, 2008 and 2007, respectively, relating in each year to foreign operations. Based upon a review of the Company's anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company's management concluded that it is more likely than not that the net deferred tax assets will be realized.

        For tax return purposes, as of December 31, 2008, the Company had net operating loss (NOL) carryforwards on a regular tax basis and an alternative minimum tax (AMT) basis of approximately $81 million and $47 million, respectively. These NOL carryforwards expire, if unused, in 2017 and 2018. The amount and timing of realizing the benefit of NOL carryforwards depends on future taxable income and limitations imposed by tax laws. The benefit of the NOL carryforward has been recognized in the consolidated financial statements.

        U.S. income taxes have not been provided on $317 million of the Company's foreign operations' undistributed earnings as of December 31, 2008, as such earnings are intended to be permanently reinvested in those operations. Furthermore, any taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on any dividend distributions from such earnings.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The adoption of FIN 48 did not have a material effect on the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

Company's financial position. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2008	2007
Balance at January 1	$143	$339
Additions for tax positions of prior years	4	2
Reductions for tax positions of prior years	(30)	(172)
Additions based on tax positions related to current year	3	23
Reductions based on tax positions related to current year	(10)	(49)

Balance at December 31	$110	$143

        Included in the balances at December 31, 2008 and 2007 were $17 million and $42 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balances at those dates were $93 million and $101 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility would not affect the annual effective tax rate.

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes. During the years ended December 31, 2008 and 2007, the Company recognized approximately $93 million and $9 million in interest, respectively. The Company had approximately $119 million and $26 million for the payment of interest accrued at December 31, 2008 and 2007, respectively.

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

12. SHARE-BASED INCENTIVE COMPENSATION

        The Company has a share-based incentive compensation plan, The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan (the 2004 Incentive Plan), which replaced prior share-based incentive compensation plans (legacy plans). The purposes of the 2004 Incentive Plan are to align the interests of the Company's non-employee directors, executive officers and other employees with those of the Company's shareholders, and to attract and retain personnel by providing incentives in the form of stock-based awards. The 2004 Incentive Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company's common stock. The number of shares of the Company's common stock authorized for grant under the 2004 Incentive Plan is 35 million shares, subject to additional shares that may be available for awards as described below. The Company has a policy of issuing new shares to settle the exercise of stock option awards and the vesting of other equity awards.

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

        The Company also has a compensation program for non-employee directors (the Director Compensation Program). Under the Director Compensation Program, non-employee directors' compensation consists of an annual retainer, a deferred stock award, committee chair fees and a lead director fee. Each non-employee director may choose to receive all or a portion of his or her annual retainer in the form of cash or deferred stock units which vest upon grant. The annual deferred stock awards vest in full on the date of the one-year anniversary of the annual meeting of shareholders of the Company occurring in the year of the award, subject to continued service. Any of the deferred stock awards may accumulate, including reinvestment dividends, until distribution either in a lump sum six months after termination of service as a director or, if the director so elects, in annual installments beginning at least six months following termination of service as a director. The shares of deferred stock units issued under the Director Compensation Program are awarded under the 2004 Incentive Plan.

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

Period Option granted	Option Award Vesting terms
2008, 2007 and 2006	Options vest at end of 3-year period (cliff vest)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED INCENTIVE COMPENSATION (Continued)

Period Option granted	Option Award Vesting terms
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

        In addition to the stock option awards described above, certain stock option awards that were granted under legacy plans permit an employee exercising an option to be granted a new option (a reload option) at an exercise price equal to the closing price of the Company's common stock on the date on which the original option is exercised. The reload option is permitted on certain stock option awards granted prior to January 2003 at an amount equal to the number of shares of the common stock used to satisfy both the exercise price and withholding taxes due upon exercise of an option and vest either six months or one year after the grant date and are exercisable for the remaining term of the related original option.

        The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is the time to vest plus half the remaining time to expiration. This considers the vesting restriction and represents an even pattern of exercise behavior over the remaining term. Reload options are exercisable for the remaining term of the original option and therefore would generally have a shorter expected term. The expected volatility is based on the average historical volatility of the common stock of an industry peer group of entities, due to the limited Company stock history, over the estimated option term based on the mid-month of the option grant. The expected dividend is based upon the Company's current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for each option is the interpolated market yield for the mid-month of the option grant on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option. Shares received through option exercises under the reload program are subject to restriction on sale. A 10% discount, as measured by the estimated cost of protecting against changes in market value, has been applied to the fair value of reload options granted to reflect these sales restrictions. The following assumptions were used in estimating the fair value of options on grant date for the years ended December 31, 2008, 2007 and 2006:

2008	Original Grants	Reload Grants
Expected term of stock options	6 - 7 years	1 - 3 years
Expected volatility of the Company's stock	22.8% - 29.9%	19.1% - 31.4%
Weighted average volatility	23.1%	23.9%
Expected annual dividend per share	$1.16 - $1.20	$1.16 - $1.20
Risk-free rate	2.61% - 3.75%	1.36% - 3.42%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED INCENTIVE COMPENSATION (Continued)

2007	Original Grants	Reload Grants
Expected term of stock options	6 - 7 years	1 - 3 years
Expected volatility of the Company's stock	22.5% - 26.9%	14.3% - 19.7%
Weighted average volatility	24.9%	16.5%
Expected annual dividend per share	$1.04 - $1.16	$1.04 - $1.16
Risk-free rate	3.79% - 5.10%	3.34% - 5.06%

2006	Original Grants	Reload Grants
Expected term of stock options	5 - 7 years	1 - 4 years
Expected volatility of the Company's stock	22.6% - 32.0%	15.9% - 30.4%
Weighted average volatility	30.3%	18.0%
Expected annual dividend per share	$0.92 - $1.04	$0.92 - $1.04
Risk-free rate	4.30% - 5.10%	4.30% - 5.17%

        A summary of stock option activity under the Company's 2004 Incentive Plan and legacy share-based incentive compensation plans as of and for the year ended December 31, 2008 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	34,499,327	$44.33
Granted:
Original	2,767,362	47.06
Reload	143,117	49.68
Exercised	(2,543,757)	33.81
Forfeited or expired	(2,066,276)	51.04

Outstanding, end of year	32,799,773	$44.97	4.3 years	$92

Vested at end of year(1)	27,213,550	$44.97	3.6 years	$80

Exercisable at end of year	24,314,011	$44.76	3.1 years	$77

  (1)
  Represents awards for which the requisite service has been rendered including those that are retirement eligible.

        The following table presents additional information regarding original and reload grants for the years ended December 31, 2008, 2007 and 2006.

2008	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$9.56	$5.80
Total intrinsic value of options exercised during the year (in millions)	$33	$1

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED INCENTIVE COMPENSATION (Continued)

2007	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$14.36	$5.31
Total intrinsic value of options exercised during the year (in millions)	$90	$5

2006	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$13.60	$4.94
Total intrinsic value of options exercised during the year (in millions)	$74	$5

Restricted Stock, Restricted Stock Units, Deferred Stock and Performance Share Award Programs

        The Company, commencing with equity grants on or after January 1, 2007, issues restricted stock unit awards to eligible officers and key employees under the Equity Awards program established pursuant to the 2004 Incentive Plan. A restricted stock unit represents the right to receive a share of common stock. These restricted stock unit awards are granted at market price, generally vest three years from the date of grant, do not have voting rights and the underlying shares of common stock are not issued until the vesting criteria is satisfied. Previously equity awards were granted under the Capital Accumulation Program (CAP) which was discontinued following the issuance of CAP awards in February 2006. Awards issued under CAP were in the form of restricted stock and the number of shares included in the restricted stock award was calculated at a 10% discount from the market price on the date of the award and generally vested in full after a two-year period from the date of grant. During the vesting period, the stock generally could not be sold or transferred by the participant, who was required to render service to the Company during the restricted period.

        The Company also has a Performance Share Awards Program pursuant to the 2004 Incentive Plan which became effective beginning in 2006. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance awards represent shares that provide the recipient the right to earn shares of the Company's common stock based upon the Company's attainment of certain performance goals. The performance goals for performance awards are based on the Company's adjusted return on equity over a three-year performance period. Vesting of any performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity. If the performance period return on equity is below the minimum threshold, none of the shares will vest; if performance meets or exceeds the minimum performance threshold, between 50%-160% of the performance shares will vest, depending on the actual return on equity attained.

        The fair value of restricted stock units, deferred stock and performance shares is measured at the market price of the Company stock at date of grant.

        The total fair value of shares that vested during the years ended December 31, 2008, 2007 and 2006 was $82 million, $99 million and $59 million, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        A summary of restricted stock units, deferred stock awards and performance share activity under the Company's 2004 Incentive Plan and legacy plans as of and for the year ended December 31, 2008 is as follows:

	Restricted and Deferred Shares		Performance Shares
Other Equity Instruments	Number	Weighted Average Grant-Date Fair Value	Number	Weighted Average Grant-Date Fair Value
Outstanding, beginning of year	3,590,164	$44.45	1,252,451	$49.12
Granted	1,315,106	47.20	788,677	47.31
Vested(1)	(1,410,764)	39.94	(579,510)	44.80
Forfeited	(143,552)	46.72	(37,909)	48.87
Performance-based adjustment(2)	—	—	26,319	49.78

Outstanding, end of year	3,350,954	$47.33	1,450,028	$49.87

(1)
Represents awards for which the requisite service has been rendered including those that are retirement eligible. Excludes performance shares which remain subject to attainment of a performance condition.

(2)
Represents the current year change in estimated performance shares from the initial grant, for grant years 2008, 2007 and 2006, to reflect the attainment of certain performance levels during the performance measurement period.

        On February 3, 2009, the Company, under The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan, granted 2,370,043 common stock awards in the form of restricted stock units, deferred stock and performance share awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock awards totaled 1,437,922 shares while the performance share awards totaled 932,121 shares. The fair value per share attributable to the common stock awards on the date of grant was $39.19.

Share-Based Compensation Recognition

        The compensation cost for awards subject to a service condition is based upon the number of equity instruments for which the requisite service period is expected to be rendered. Awards granted to retiree-eligible or to employees who become retiree-eligible before an award's vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition. The compensation cost reflects an estimated annual forfeiture rate of 5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates. Compensation costs for awards are recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2008, 2007 and 2006 was $123 million, $125 million and $147 million, respectively. Included in those amounts were approximately $2 million, $6 million and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED INCENTIVE COMPENSATION (Continued)

$12 million respectively, of compensation costs related to awards granted, prior to the adoption of FAS 123R, to retiree-eligible employees or to employees who became retiree-eligible before the awards vesting date. Also included are compensation cost adjustments of $6 million, $5 million and $2 million, for the years ended December 31, 2008, 2007 and 2006, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards. The related tax benefits recognized in earnings were $42 million for the each of the years ended December 31, 2008 and 2007 and $51 million for the year ended December 31, 2006.

        As of December 31, 2008, there was $112 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted stock, restricted stock units, deferred stock and performance shares granted under the Company's 2004 Incentive Plan and legacy TPC and legacy SPC share-based incentive compensation plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

        Cash received from the exercise of employee stock options under share-based compensation plans totaled $89 million and $218 million in 2008 and 2007, respectively. The tax benefit realized for tax deductions from employee stock options exercised during 2008 and 2007 totaled $12 million and $32 million, respectively.

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

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

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Obligations and Funded Status

        The following tables summarize the funded status, obligations and amounts recognized in the consolidated balance sheet for the Company's benefit plans. The Company uses a December 31 measurement date for its pension and postretirement benefit plans.

	Qualified Domestic Plan		Nonqualified and Foreign Plans		Total
(for the year ended December 31, in millions)	2008	2007	2008	2007	2008	2007
Change in projected benefit obligation
Benefit obligation at beginning of year	$1,841	$1,752	$182	$192	$2,023	$1,944
Benefits earned	74	67	3	2	77	69
Interest cost on benefit obligation	107	101	10	10	117	111
Actuarial loss (gain)	(8)	34	(18)	(1)	(26)	33
Benefits paid	(107)	(105)	(13)	(16)	(120)	(121)
Divestiture	—	(8)	—	(9)	—	(17)
Foreign currency exchange rate change	—	—	(27)	4	(27)	4

Benefit obligation at end of year	$1,907	$1,841	$137	$182	$2,044	$2,023

Change in plan assets
Fair value of plan assets at beginning of year	$1,870	$1,884	$105	$103	$1,975	$1,987
Actual return on plan assets	(455)	99	(18)	7	(473)	106
Company contributions	450	—	10	11	460	11
Benefits paid	(107)	(105)	(13)	(16)	(120)	(121)
Asset transfer—divestiture	—	(8)	—	(4)	—	(12)
Foreign currency exchange rate change	—	—	(24)	4	(24)	4

Fair value of plan assets at end of year	1,758	1,870	60	105	1,818	1,975

Funded status of plan at end of year	$(149)	$29	$(77)	$(77)	$(226)	$(48)

Amounts recognized in the statement of financial position consist of:
Accrued over-funded benefit plan assets	$—	$29	$2	$9	$2	$38
Accrued under-funded benefit plan liabilities	(149)	—	(79)	(86)	(228)	(86)

Total	$(149)	$29	$(77)	$(77)	$(226)	$(48)

Amounts recognized in accumulated other changes in equity from nonowner sources consist of:
Prior service benefit	$(8)	$(13)	$(1)	$(1)	$(9)	$(14)
Net actuarial loss	838	245	34	35	872	280

Total	$830	$232	$33	$34	$863	$266

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2008	2007
Change in projected benefit obligation:
Benefit obligation at beginning of year	$250	$265
Benefits earned	—	1
Interest cost on benefit obligation	15	16
Actuarial loss (gain)	24	(4)
Benefits paid	(20)	(19)
Divestiture	—	(8)
Foreign currency exchange rate change	—	(1)

Benefit obligation at end of year	$269	$250

Change in plan assets:
Fair value of plan assets at beginning of year	$23	$27
Actual return on plan assets	—	1
Company contributions	18	17
Benefits paid	(20)	(19)
Asset transfer—divestiture	—	(3)

Fair value of plan assets at end of year	21	23

Funded status of plan at year end	$(248)	$(227)

Amounts recognized in the statement of financial position consist of:
Accrued under-funded benefit plan liability	$(248)	$(227)

Total	$(248)	$(227)

Amounts recognized in accumulated other changes in equity from nonowner sources consist of:
Prior service benefit	$—	$—
Net actuarial gain	(14)	(42)

Total	$(14)	$(42)

        The total accumulated benefit obligation for the Company's defined benefit pension plans was $2.02 billion and $1.97 billion at December 31, 2008 and 2007, respectively. The Qualified Domestic Plan accounted for $1.89 billion and $1.79 billion of the total accumulated benefit obligation at December 31, 2008 and 2007, respectively, whereas the Nonqualified and Foreign Plans accounted for $0.13 billion and $0.18 billion of the total accumulated benefit obligation at December 31, 2008 and 2007, respectively.

        For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $1.98 billion and the aggregate accumulated benefit obligation was $1.97 billion at December 31, 2008, and were both $115 million at December 31, 2007. The fair value of plan assets for the above plans was $1.76 billion and $29 million at December 31, 2008 and 2007, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified pension plan. During 2008, the Company voluntarily made contributions totaling $450 million to the qualified pension plan. The Company has not determined whether or not additional funding will be made during 2009. There is no required contribution to the qualified pension plan during 2009.

        The pension plan projected benefit obligation divestiture of $17 million and the pension plan asset divestiture of $12 million in 2007 was a result of the sale of the Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., by the Company in March 2007 and the transfer of certain assets in a 414(k) transfer to the Travelers 401K Plan in the third quarter 2007. The 414(k) asset transfer was made as a result of the Company's review of the structure and investment options available under the pension plan, and after recent changes in federal law governing tax-deferred IRA transfers for non-spouse beneficiaries.

        The following table summarizes the components of net periodic benefit cost and other amounts recognized in accumulated other changes in equity from nonowner sources related to the benefit plans for the years ended December 31, 2008, 2007 and 2006.

	Pension Plans			Postretirement Benefit Plans
(in millions)	2008	2007	2006	2008	2007	2006
Net Periodic Benefit Cost:
Service cost	$77	$69	$64	$—	$1	$2
Interest cost on benefit obligation	117	111	108	15	16	16
Expected return on plan assets	(158)	(150)	(148)	(1)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	(6)	(6)	(6)	—	—	—
Net actuarial loss (gain)	8	4	9	(3)	(3)	—

Net benefit expense	$38	$28	$27	$11	$13	$17

Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Accumulated Other Changes in Equity from Nonowner Sources:
Prior service benefit	$—	$—	$(20)	$—	$—	$—
Net actuarial loss (gain)	605	76	208	25	(1)	(44)
Amortization of prior service benefit	6	6	—	—	—	—
Amortization of net actuarial (loss) gain	(8)	(4)	—	3	3	—

Total other changes recognized in accumulated other changes in equity from nonowner sources	603	78	188	28	2	(44)

Total other changes recognized in net benefit expense and accumulated other changes in equity from nonowner sources	$641	$106	$215	$39	$15	$(27)

        The estimated net actuarial loss (gain) and prior service benefit for the defined benefit pension plans that will be amortized from other changes in equity from nonowner sources into net periodic benefit cost over the next fiscal year are $22 million and $(6) million, respectively. There is no

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

estimated net loss (gain) or prior service cost for the postretirement benefit plans to be amortized from other changes in equity from nonowner sources into net periodic benefit cost over the next fiscal year.

Assumptions and Health Care Cost Trend Rate Sensitivity

(at and for the year ended December 31,)	2008	2007
Assumptions used to determine benefit obligations
Discount rate	6.30%	6.00%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate	6.00%	6.00%
Expected long-term rate of return on pension plans' assets	8.00%	8.00%
Expected long-term rate of return on postretirement benefit plans' assets	5.25%	5.50%
Assumed health care cost trend rates
Following year:
Medical (before age 65)	9.00%	7.00%
Medical (age 65 and older)	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate:
Medical (before age 65)	2017	2010
Medical (age 65 and older)	2017	2012

        The discount rate assumption used to determine the benefit obligation for 2008 was based on a yield-curve approach. Under this approach, a weighted average yield is determined from a hypothetical portfolio of high quality fixed maturity corporate bonds (rated Aa or higher) available at the year-end valuation date for which the timing and amount of cash outflows correspond with the timing and amount of the estimated benefit payouts of the Company's benefit plan. The 2007 discount rate assumption was based on the Moody's Aa Corporate Bond index increased by 25 basis points to reflect the long duration nature of the pension obligation, adjusted to the nearest quarter rate, and then back-tested by comparison to a yield curve approach. The Company changed its discount rate approach as a result of the severe market disruptions that occurred during 2008 that caused the limited population of bonds contained in the Moody's Aa Corporate Bond index to no longer be representative of a portfolio of high-quality debt instruments from which the Company would choose to provide the necessary future cash flows to pay the pension benefits when due.

        In choosing the expected long-term rate of return, the Company's Pension Plan Investment Committee considered the historical returns of equity and fixed maturity markets in conjunction with today's economic and financial market conditions.

        As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation by $32 million at December 31, 2008, and the aggregate of the service and interest cost components of net postretirement benefit expense by $2 million for the year ended December 31, 2008. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation at December 31, 2008

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

by $17 million and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2008.

Plan Assets

        The percentage of the fair value of pension plan assets held by asset category is as follows:

(at December 31,)	2008	2007
Equity securities	49%	63%
Fixed maturities	18%	30%
Cash(1)	32%	5%
Other	1%	2%

Total	100%	100%

    (1)
    Cash assets at December 31, 2008 exceeded the maximum target of 20% due to $450 million of additional funding in the second half of the year.

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

        Maximum and minimum targets for asset allocations at December 31, 2008 by asset category were as follows:

Asset Category	Plan Assets
Equity securities	25 - 75%
Fixed maturities	15 - 75%
Cash	0 - 20%
Other	0 - 10%

        Equity securities include 797,600 shares of the Company's common stock with a market value of $36 million at December 31, 2008.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The Company's other postretirement benefit plan weighted-average asset allocations at December 31, 2008 and 2007 by asset category were as follows:

Asset Category	2008	2007
Fixed maturities	48%	62%
Cash	50%	34%
Equity securities	2%	4%

Estimated Future Benefit Payments

        Benefits expected to be paid, which reflect estimated future employee service, are estimated to be:

Expected payments by period (in millions)	Pension Plans	Postretirement Benefit Plans	Prescription Drug Subsidy
2009	$142	$20	$2
2010	150	21	2
2011	159	22	2
2012	171	23	2
2013	179	23	2
2014 through 2018	1,022	119	14

Savings Plan

        The Company has a savings plan, The Travelers 401(k) Savings Plan (the Savings Plan), in which substantially all Company employees are eligible to participate. Under the Savings Plan, the Company matched employee contributions up to 5% of eligible pay, with a maximum annual match of $5,000 which becomes 100% vested after three years of service. The Company match contributed to accounts in 2006 was primarily in the form of the Company's common stock. Beginning with the 2006 match that was contributed in 2007, the Company matching contribution is made in cash and invested according to the employee's current investment elections. The Company matching contribution can be reinvested at any time into any other investment option. The expense related to this plan was $94 million and $78 million for the years ended December 31, 2008 and 2007, respectively.

        Included in the Savings Plan are a legacy Savings Plus Plan (SPP) and a Stock Ownership Plan (SOP) in which substantially all employees who were hired by legacy SPC before April 1, 2004 were eligible to participate. In 2004 under the SPP, the Company matched 100% of employees' contributions up to a maximum of 6% of their salary. The match was in the form of preferred shares, to the extent available in the SOP, or in the Company's common shares. Also allocated to participants were preferred shares equal to the value of dividends on previously allocated shares. Each share of preferred stock pays a dividend of $11.72 annually and is currently convertible into eight shares of the Company's common stock. The SOP has no preferred shares available for future allocations.

        All common shares and the common stock equivalent of all preferred shares held by the Savings Plan are considered outstanding for diluted EPS computations and dividends paid on all shares are charged to retained earnings.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LEASES

        Rent expense was $243 million, $237 million and $238 million in 2008, 2007 and 2006, respectively.

        Future minimum annual rental payments under noncancellable operating leases are $180 million, $161 million, $128 million, $99 million, $74 million and $160 million for 2009, 2010, 2011, 2012, 2013 and 2014 and thereafter, respectively. Future sublease rental income aggregating approximately $16 million will partially offset these commitments.

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

        The following section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company's property is subject.

Asbestos- and Environmental-Related Proceedings

        In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation, including, among others, the litigation described below. The Company continues to be subject to aggressive asbestos-related litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. For a discussion of other information regarding the Company's asbestos and environmental exposure, see "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation," "—Environmental Claims and Litigation" and "—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves."

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

        Various parties appealed the district court's March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit. On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court's approval of an order issued by the bankruptcy court prohibiting the prosecution of the Statutory and Hawaii Actions and the Common Law Claims, as well as future similar direct action litigation, against TPC. On February 29, 2008, TPC and certain other parties to the appeals filed petitions for rehearing and/or rehearing en banc, requesting reinstatement of the district court's judgment, which were denied. TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit's decision, and on December 12, 2008, the Petitions were granted. Unless the Supreme Court reverses the Second Circuit's decision, and the bankruptcy court's order is reinstated and becomes final, the settlements will be voided, and TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses). In that case, the Company intends to litigate the direct action cases vigorously.

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

        In November 2007, the court issued rulings denying Gulf's motion for partial summary judgment against Gerling, the sole remaining defendant, but granting Gerling's motion for partial summary judgment on certain claims and counterclaims asserted by Gulf and Gerling. Gulf has appealed the court's decision to the Supreme Court of New York Appellate Division, First Department, and has been granted a stay of trial on the remaining claims pending that appeal. Briefing of the appeal was completed on April 11, 2008, and oral argument was held on May 20, 2008. Gulf denies Gerling's allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the action.

        Based on the Company's beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

        As previously disclosed, as part of industry-wide investigations that commenced in October 2004, the Company and its affiliates received subpoenas and written requests for information from a number

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the U.S. Attorney for the Southern District of New York and the U.S. Securities and Exchange Commission (SEC). The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company's involvement with "non-traditional insurance and reinsurance products." The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

        The Company cooperated with these subpoenas and requests for information. In addition, outside counsel, with the oversight of the Company's board of directors, conducted an internal review of certain of the Company's business practices. This review was commenced after the announcement of litigation brought in October 2004 by the New York Attorney General's office against a major broker. The Company completed its review. With respect to the identified finite products purchased and sold, the Company concluded that no adjustment to previously issued financial statements was required. Any authority with open inquiries or investigations could ask that additional work be performed or reach conclusions different from the Company's.

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

        In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations, either as a liability insurer defending third-party claims brought against policyholders, or as an insurer defending claims brought against it relating to coverage or the Company's business practices. While the ultimate resolution of these legal proceedings could be material to the Company's results of operations

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

in a future period, in the opinion of the Company's management, none would likely have a material adverse effect on the Company's financial position or liquidity.

        The Company previously reported that it sought guidance from the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion. See "Item 1B—Unresolved Staff Comments." After discussion with the staff of the Division of Corporate Finance and the Company's independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the Division) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC. The Company cooperated with the Division's requests for information.

Other Commitments and Guarantees

Commitments

        Investment Commitments—The Company has unfunded commitments to partnerships, limited liability companies, joint ventures and certain private equity investments in which it invests. These commitments were $1.56 billion and $1.60 billion at December 31, 2008 and 2007, respectively.

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

Guarantees

        The Company has contingent obligations for guarantees related to letters of credit, issuance of debt securities, certain investments and various indemnifications, including those related to the sale of business entities. The Company also provides standard indemnifications to service providers in the normal course of business. The indemnification clauses are often standard contractual terms. Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.

        In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation. Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments. At December 31, 2008, the maximum amount of the Company's contingent obligation for those indemnifications that are quantifiable related to sales of business entities was $2.10 billion. The carrying value of these obligations at December 31, 2008 was $58 million.

16. NONCASH INVESTING AND FINANCING ACTIVITIES

        There were no significant noncash financing or investing activities during the years ended December 31, 2008, 2007 and 2006.

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

        The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.19 billion at December 31, 2008.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2008

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$14,500	$7,079	$—	$—	$21,579
Net investment income	1,774	966	52	—	2,792
Fee income	389	1	—	—	390
Net realized investment gains (losses)	(393)	(49)	27	—	(415)
Other revenues	90	41	5	(5)	131

Total revenues	16,360	8,038	84	(5)	24,477

Claims and expenses
Claims and claim adjustment expenses	8,543	4,450	—	—	12,993
Amortization of deferred acquisition costs	2,638	1,242	—	—	3,880
General and administrative expenses	2,397	1,089	32	—	3,518
Interest expense	74	4	297	(5)	370

Total claims and expenses	13,652	6,785	329	(5)	20,761

Income (loss) before income taxes	2,708	1,253	(245)	—	3,716
Income tax expense	610	169	13	—	792
Equity in net income of subsidiaries	—	—	3,182	(3,182)	—

Net income	$2,098	$1,084	$2,924	$(3,182)	$2,924

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2007

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$14,507	$6,963	$—	$—	$21,470
Net investment income	2,553	1,130	78	—	3,761
Fee income	506	2	—	—	508
Net realized investment gains	67	70	17	—	154
Other revenues	42	81	12	(11)	124

Total revenues	17,675	8,246	107	(11)	26,017

Claims and expenses
Claims and claim adjustment expenses	8,375	4,022	—	—	12,397
Amortization of deferred acquisition costs	2,437	1,269	—	—	3,706
General and administrative expenses	2,263	1,039	50	—	3,352
Interest expense	88	9	260	(11)	346

Total claims and expenses	13,163	6,339	310	(11)	19,801

Income (loss) before income taxes	4,512	1,907	(203)	—	6,216
Income tax expense (benefit)	1,207	455	(47)	—	1,615
Equity in net income of subsidiaries	—	—	4,757	(4,757)	—

Net income	$3,305	$1,452	$4,601	$(4,757)	$4,601

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2006

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$13,861	$6,899	$—	$—	$20,760
Net investment income	2,357	1,059	103	(2)	3,517
Fee income	589	2	—	—	591
Net realized investment gains (losses)	(11)	46	(24)	—	11
Other revenues	104	64	54	(11)	211

Total revenues	16,900	8,070	133	(13)	25,090

Claims and expenses
Claims and claim adjustment expenses	8,116	4,128	—	—	12,244
Amortization of deferred acquisition costs	2,228	1,111	—	—	3,339
General and administrative expenses	2,309	1,120	29	—	3,458
Interest expense	117	8	212	(13)	324

Total claims and expenses	12,770	6,367	241	(13)	19,365

Income (loss) before income taxes	4,130	1,703	(108)	—	5,725
Income tax expense (benefit)	1,118	436	(37)	—	1,517
Equity in net income of subsidiaries	—	—	4,279	(4,279)	—

Net income	$3,012	$1,267	$4,208	$(4,279)	$4,208

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2008

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $8 subject to securities lending) (amortized cost $61,569)	$41,329	$19,635	$311	$—	$61,275
Equity securities, at fair value (cost $461)	207	128	44	—	379
Real estate	2	825	—	—	827
Short-term securities	2,213	1,169	1,840	—	5,222
Other investments	1,987	897	151	—	3,035

Total investments	45,738	22,654	2,346	—	70,738

Cash	183	167	—	—	350
Investment income accrued	545	274	4	—	823
Premiums receivable	4,037	1,917	—	—	5,954
Reinsurance recoverables	9,417	4,815	—	—	14,232
Ceded unearned premiums	806	135	—	—	941
Deferred acquisition costs	1,506	268	—	—	1,774
Deferred tax asset	1,319	549	97	—	1,965
Contractholder receivables	4,726	1,624	—	—	6,350
Goodwill	2,412	954	—	—	3,366
Other intangible assets	386	302	—	—	688
Investment in subsidiaries	—	—	28,181	(28,181)	—
Other assets	1,873	664	33	—	2,570

Total assets	$72,948	$34,323	$30,661	$(28,181)	$109,751

Liabilities
Claims and claim adjustment expense reserves	$35,810	$18,913	$—	$—	$54,723
Unearned premium reserves	7,609	3,348	—	—	10,957
Contractholder payables	4,726	1,624	—	—	6,350
Payables for reinsurance premiums	283	245	—	—	528
Debt	1,193	9	4,979	—	6,181
Other liabilities	4,033	1,297	363	—	5,693

Total liabilities	53,654	25,436	5,342	—	84,432

Shareholders' equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding)	—	—	89	—	89
Common stock (1,750.0 shares authorized; 585.1 shares issued and outstanding)	—	392	19,242	(392)	19,242
Additional paid-in capital	11,054	7,141	—	(18,195)	—
Retained earnings	8,328	1,628	13,314	(9,956)	13,314
Accumulated other changes in equity from nonowner sources	(88)	(274)	(900)	362	(900)
Treasury stock, at cost (128.8 shares)	—	—	(6,426)	—	(6,426)

Total shareholders' equity	19,294	8,887	25,319	(28,181)	25,319

Total liabilities and shareholders' equity	$72,948	$34,323	$30,661	$(28,181)	$109,751

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

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2008

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,098	$1,084	$2,924	$(3,182)	$2,924
Net adjustments to reconcile net income to net cash provided by operating activities	949	(501)	149	(383)	214

Net cash provided by operating activities	3,047	583	3,073	(3,565)	3,138

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,511	2,304	54	—	4,869
Proceeds from sales of investments:
Fixed maturities	3,529	3,389	14	—	6,932
Equity securities	23	30	—	—	53
Real estate	—	25	—	—	25
Other investments	433	222	—	—	655
Purchases of investments:
Fixed maturities	(6,316)	(4,811)	—	—	(11,127)
Equity securities	(3)	(91)	(1)	—	(95)
Real estate	—	(38)	—	—	(38)
Other investments	(392)	(275)	—	—	(667)
Net sales (purchases) of short-term securities	507	(247)	(666)	—	(406)
Securities transactions in course of settlement	(325)	4	3	—	(318)
Other	(373)	328	—	—	(45)

Net cash provided by (used in) investing activities	(406)	840	(596)	—	(162)

Cash flows from financing activities
Issuance of debt	—	—	496	—	496
Payment of debt	(403)	—	(149)	—	(552)
Dividends paid to shareholders	—	—	(715)	—	(715)
Issuance of common stock—employee share options	—	—	89	—	89
Treasury shares acquired—share repurchase authorization	—	—	(2,167)	—	(2,167)
Treasury shares acquired—net employee share-based compensation	—	—	(29)	—	(29)
Excess tax benefits from share-based payment arrangements	—	—	10	—	10
Dividends paid to parent company	(2,257)	(1,104)	—	3,361	—
Capital contributions and loans between subsidiaries	—	(178)	(26)	204	—

Net cash used in financing activities	(2,660)	(1,282)	(2,491)	3,565	(2,868)

Effect of exchange rate changes on cash	—	(29)	—	—	(29)

Net increase (decrease) in cash	(19)	112	(14)	—	79
Cash at beginning of period	202	55	14	—	271

Cash at end of period	$183	$167	$—	$—	$350

Supplemental disclosure of cash flow information
Income taxes paid (received)	$737	$333	$(229)	$—	$841
Interest paid	$80	$—	$295	$—	$375

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2007

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$3,305	$1,452	$4,601	$(4,757)	$4,601
Net adjustments to reconcile net income to net cash provided by operating activities	(81)	732	(2,304)	2,338	685

Net cash provided by operating activities	3,224	2,184	2,297	(2,419)	5,286

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,972	2,312	21	—	5,305
Proceeds from sales of investments:
Fixed maturities	3,730	3,584	9	—	7,323
Equity securities	67	39	—	—	106
Real estate	9	2	—	—	11
Other investments	820	640	—	—	1,460
Purchases of investments:
Fixed maturities	(8,077)	(6,642)	—	—	(14,719)
Equity securities	(62)	(71)	(2)	—	(135)
Real estate	(1)	(73)	—	—	(74)
Other investments	(543)	(197)	—	—	(740)
Net purchases of short-term securities	(72)	(292)	(198)	—	(562)
Securities transactions in course of settlement	(96)	(24)	(3)	—	(123)
Other	(427)	49	—	—	(378)

Net cash used in investing activities	(1,680)	(673)	(173)	—	(2,526)

Cash flows from financing activities
Issuance of debt	—	—	2,461	—	2,461
Payment of debt	(860)	—	(1,096)	—	(1,956)
Dividends paid to shareholders	—	—	(742)	—	(742)
Issuance of common stock—employee share options	—	—	218	—	218
Treasury shares acquired—share repurchase authorization	—	—	(2,920)	—	(2,920)
Treasury shares acquired—net employee share-based compensation	—	—	(39)	—	(39)
Excess tax benefits from share-based payment arrangements	—	—	25	—	25
Dividends paid to parent company	(1,287)	(1,440)	—	2,727	—
Capital contributions and loans between subsidiaries	480	(151)	(21)	(308)	—

Net cash used in financing activities	(1,667)	(1,591)	(2,114)	2,419	(2,953)

Effect of exchange rate changes on cash	—	5	—	—	5

Net increase (decrease) in cash	(123)	(75)	10	—	(188)
Cash at beginning of period	325	130	4	—	459

Cash at end of period	$202	$55	$14	$—	$271

Supplemental disclosure of cash flow information
Income taxes paid (received)	$1,074	$438	$(166)	$—	$1,346
Interest paid	$109	$—	$248	$—	$357

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2006

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$3,012	$1,267	$4,208	$(4,279)	$4,208
Net adjustments to reconcile net income to net cash provided by operating activities	(153)	525	(2,930)	3,124	566

Net cash provided by operating activities	2,859	1,792	1,278	(1,155)	4,774

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,410	2,388	12	—	5,810
Proceeds from sales of investments:
Fixed maturities	2,192	2,166	43	—	4,401
Equity securities	195	90	—	—	285
Other investments	765	346	—	—	1,111
Purchases of investments:
Fixed maturities	(7,852)	(5,960)	(33)	—	(13,845)
Equity securities	(11)	(72)	—	—	(83)
Real estate	(2)	(73)	—	—	(75)
Other investments	(567)	(138)	—	—	(705)
Net (purchases) sales of short-term securities	(481)	264	132	—	(85)
Securities transactions in course of settlement	539	(92)	—	—	447
Other	(327)	2	—	—	(325)

Net cash provided by (used in) investing activities	(2,139)	(1,079)	154	—	(3,064)

Cash flows from financing activities
Issuance of debt	—	—	786	—	786
Payment of debt	(154)	—	(652)	—	(806)
Dividends paid to shareholders	—	—	(702)	—	(702)
Issuance of common stock—employee share options	—	—	216	—	216
Treasury shares acquired—share repurchase authorization	—	—	(1,103)	—	(1,103)
Treasury shares acquired—net employee share-based compensation	—	—	(17)	—	(17)
Excess tax benefits from share-based payment arrangements	—	—	16	—	16
Dividends paid to parent company	(375)	(780)	—	1,155	—
Capital contributions and loans between subsidiaries	—	(8)	8	—	—
Other	(2)	—	19	—	17

Net cash used in financing activities	(531)	(788)	(1,429)	1,155	(1,593)

Effect of exchange rate changes on cash	—	5	—	—	5

Net increase (decrease) in cash	189	(70)	3	—	122
Cash at beginning of period	136	200	1	—	337

Cash at end of period	$325	$130	$4	$—	$459

Supplemental disclosure of cash flow information
Income taxes paid (received)	$869	$156	$(164)	$—	$861
Interest paid	$138	$—	$220	$—	$358

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2008 (in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,232	$6,295	$6,145	$5,805	$24,477
Total expenses	4,918	5,008	5,957	4,878	20,761

Income before income taxes	1,314	1,287	188	927	3,716
Income tax expense (benefit)	347	345	(26)	126	792

Net income	$967	$942	$214	$801	$2,924

Net income per share:(1)
Basic	$1.57	$1.57	$0.36	$1.37	$4.90
Diluted	1.54	1.54	0.36	1.35	4.82

2007 (in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,427	$6,573	$6,526	$6,491	$26,017
Total expenses	4,967	4,932	4,852	5,050	19,801

Income before income taxes	1,460	1,641	1,674	1,441	6,216
Income tax expense	374	387	476	378	1,615

Net income	$1,086	$1,254	$1,198	$1,063	$4,601

Net income per share:(1)
Basic	$1.62	$1.90	$1.85	$1.67	$7.04
Diluted	1.56	1.86	1.81	1.64	6.86

(1)
Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2008. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

        In addition, except as described above, there was no change in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management has assessed the Company's internal control over financial reporting as of December 31, 2008. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2008, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

        KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting which follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited The Travelers Companies, Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Travelers Companies, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, The Travelers Companies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 19, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP

Minneapolis, Minnesota
February 19, 2009

Item 9B.    OTHER INFORMATION

        On February 18, 2009, the Company amended its Bylaws to provide that its principal executive office is at 485 Lexington Avenue, New York, NY 10017 rather than 385 Washington Street, Saint Paul, MN 55102.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

        Set forth below is information concerning the Company's executive officers as of February 19, 2009.

Name	Age	Office
Jay S. Fishman	56	Chairman of the Board of Directors and Chief Executive Officer
Jay S. Benet	56	Vice Chairman and Chief Financial Officer
Charles J. Clarke	73	Vice Chairman
William H. Heyman	60	Vice Chairman and Chief Investment Officer
Alan D. Schnitzer	43	Vice Chairman, Chief Legal Officer and Executive Vice President—Financial, Professional and International Insurance
Brian W. MacLean	55	President and Chief Operating Officer
Andy F. Bessette	55	Executive Vice President and Chief Administrative Officer
Kenneth F. Spence, III	53	Executive Vice President and General Counsel
Doreen Spadorcia	51	Executive Vice President—Claim Services
Joseph P. Lacher, Jr.	39	Executive Vice President—Personal Insurance and Select Accounts
John J. Albano	59	Executive Vice President—Business Insurance
Samuel G. Liss	52	Executive Vice President—Strategic Development
William A. Bloom	45	Executive Vice President—Insurance Operations and Systems

        Jay S. Fishman, 56, has been Chairman since September 2005 and Chief Executive Officer of the Company since joining SPC in October 2001. He held the additional title of President from October 2001 until June 2008 and Chairman of SPC from October 2001 until the Merger. Mr. Fishman held several key executive posts at Citigroup Inc. from 1998 to October 2001, including Chairman, Chief Executive Officer and President of the Travelers insurance businesses. Starting in 1989, Mr. Fishman worked as an executive for Primerica, which became part of Citigroup.

        Jay S. Benet, 56, has been Vice Chairman and Chief Financial Officer since August 2005, and before that, he was Executive Vice President and Chief Financial Officer of the Company since the Merger, and from February 2002 until the Merger, he held those same offices at TPC. From March 2001 until January 2002, Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup and Chief Financial Officer for Citigroup's Global Consumer Europe, Middle East and Africa unit between April 2000 and March 2001. Before that, Mr. Benet spent 10 years in various executive positions with Travelers Life & Annuity, including Chief Financial Officer of Travelers Life & Annuity and Executive Vice President, Group Annuity from December 1998 to April 2000, and Senior Vice President Group Annuity from December 1996 to December 1998. Prior to joining Travelers Life & Annuity, Mr. Benet was a partner of Coopers & Lybrand (now PricewaterhouseCoopers).

        Charles J. "Chuck" Clarke, 73, has been Vice Chairman of the Company since the Merger at which time he was serving in the roles of President, Vice Chairman and Director of TPC. Mr. Clarke joined Travelers in 1958 as an assistant underwriter. During his tenure at Travelers, Mr. Clarke progressed through positions of increasing responsibility. Of note, he was appointed Senior Vice

President for the National Accounts Group's property-casualty business in 1985 and subsequently assumed the responsibility of Chairman of Commercial Lines in 1990.

        William H. Heyman, 60, has been Chief Investment Officer of the Company since the Merger and Vice Chairman since May 2005. Prior to May 2005, he was Executive Vice President and Chief Investment Officer of the Company since the Merger. Prior to the Merger, he held those same offices with SPC since he joined SPC in May 2002. Mr. Heyman held various executive positions with Citigroup from 1995 through 2002, including the position of chairman of Citigroup Investments from 2000 to 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.

        Alan D. Schnitzer, 43, has been Vice Chairman and Chief Legal Officer since joining the Company in April 2007 and Executive Vice President—Financial, Professional and International Insurance since May 2008. Prior to that time, he was a partner at the law firm of Simpson Thacher & Bartlett LLP, where he advised corporate clients on a variety of transactions and general corporate law matters. Mr. Schnitzer joined Simpson Thacher in 1991.

        Brian W. MacLean, 55, has been Chief Operating Officer since May 2005 and President since June 2008. Prior to that, he had been Executive Vice President and Chief Operating Officer since May 2005. Prior to that, he had been Co-Chief Operating Officer of the Company since February 1, 2005. Before that, he was Executive Vice President, Claim Services for the Company, and prior thereto, for TPC. Prior to that, Mr. MacLean served as President of Select Accounts for TIGHI from July 1999 to January 2002. He also served as Chief Financial Officer of Claim Services from March 1993 to June 1996. From June 1996 to July 1999, Mr. MacLean was Chief Financial Officer for Commercial Lines. He joined TIGHI in 1988.

        Andy F. Bessette, 55, has been Executive Vice President and Chief Administrative Officer of the Company since the Merger, and prior to that, he held the same offices with SPC since joining SPC in January 2002. Before that, he was Vice President of Corporate Real Estate and Services for TPC. From 1980 to December 2001, Mr. Bessette held a number of management positions at TIGHI.

        Kenneth F. Spence, III, 53, has been Executive Vice President and General Counsel of the Company since January 2005. From August 2004 to January 2005, he was Senior Vice President and General Counsel. Prior to that, Mr. Spence served in several leadership positions in the Company's Legal Services group, and from April 1998 until the Merger, in SPC's Legal Services Group. Mr. Spence joined SPC in April 1998, upon SPC's merger with USF&G Corporation, where he had served as legal counsel.

        Doreen Spadorcia, 51, has been Executive Vice President—Claim Services, since March 2, 2005. Prior to that, she was President and Chief Executive Officer of Bond operations for the Company since the Merger and, before that, for TPC since June 2002. From 1994 to May 2002, she managed the TPC Bond claim operation and served as General Counsel of that business unit. She joined TIGHI in 1986 as a claim attorney.

        Joseph P. Lacher, Jr., 39, has been Executive Vice President—Personal Insurance and Select Accounts for the Company since January 2005, and prior to that, he had been Senior Vice President of the Company in charge of those operations. Prior to the Merger, he was Executive Vice President—Personal for TPC. Before that, he was Senior Vice President of Product & Actuarial for TPC's Personal insurance operations since April 2001. Mr. Lacher was Senior Vice President of Personal Strategic Distribution for TIGHI from April 1999 to April 2001, and from April 1996 to April 1999, he was Chief Financial Officer of Select Accounts. Mr. Lacher joined TIGHI in 1991.

        John J. Albano, 59, has been Executive Vice President of the Company since November 2005, and he is currently Executive Vice President—Business Insurance. In 1998, he assumed the position of

Chief Underwriting Officer and Chief Operating Officer for National Accounts and was promoted to President and CEO for National Accounts in 2000 and Commercial Accounts in 2005. Prior to that time, he served as Regional Vice President of the Northeast Region from 1987 to 1997. He joined Travelers in 1971, working in Commercial Lines Underwriting and Marketing on Long Island.

        Samuel G. Liss, 52, has been Executive Vice President—Strategic Development since September 2006. From September 2006 to July 2008, he held the additional title of Executive Vice President—Financial, Professional and International Insurance. Mr. Liss was Executive Vice President of Business Development when he joined the Company in February 2003. In 2002, he advised SPC in connection with its formation of Platinum Underwriters Holdings, Ltd, a NYSE-listed Bermuda reinsurance company which succeeded SPC's former assumed reinsurance operation. Mr. Liss served as Managing Director in the Financial Institutions Group and Equity Research at Credit Suisse First Boston from 1994 to 2001.

        William A. Bloom, 45, has been Executive Vice President—Insurance Operations and Systems since May 2007. Prior to that, he was Senior Vice President and Chief Information Officer for the Company since the Merger. In 2006, he was given the additional responsibility for Insurance Operations, which includes the policyholder and agency service centers, underwriting support and policy processing, agency operations and billing. Prior to joining Travelers as its Chief Information Officer in 2003, Mr. Bloom was a partner in the Financial Services Practice at Accenture. He also served previously as a Vice President at Hartford Life, responsible for business technology services.

Code of Ethics

        The Company has adopted a Code of Business Conduct and Ethics (Code of Ethics) that applies to all employees, including executive officers, and to directors. The Code of Ethics is available on the Corporate Governance page of the Company's internet website at www.travelers.com and is available in print to any shareholder who requests it. If the Company ever were to amend or waive any provision of its Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations with respect to any such waiver or amendment by posting such information on its internet website set forth above rather than by filing a Form 8-K.

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 5, 2009 are incorporated herein by reference: "Item 1—Election of Directors—Nominees for Election as Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Board of Directors Information" and "Shareholder Proposals for 2010 Annual Meeting."

Item 11.    EXECUTIVE COMPENSATION

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 5, 2009 are incorporated herein by reference: "Executive Compensation," "Tabular Executive Compensation Disclosure" and "Non-Employee Director Compensation."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The "Share Ownership Information" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 5, 2009 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2008 regarding the Company's equity compensation plans. The only plan pursuant to which the company may currently make additional equity grants is The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan (the 2004 Incentive Plan) which replaced prior share-based incentive plans (legacy plans). In connection with the adoption of the 2004 Incentive Plan, legacy share-based compensation plans were terminated. Outstanding grants were not affected by the termination of these legacy plans, including the reload method of option exercise related to prior option grants under the legacy plans, and these option holders may continue to use the reload exercise method.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	35,242,577	$41.62 per share	42,491,794	(3)
Equity compensation plans not approved by security holders(2)	196,004	$41.66 per share	—

Total	35,438,581	$41.62 per share	42,491,794	(3)

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

(3)
These shares are available for grant as of December 31, 2008 under the 2004 Incentive Plan pursuant to which the Compensation Committee of the board of directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company's common stock. The 2004 Incentive Plan had 35 million shares initially authorized for issuance. In addition to these 35 million shares, the following shares will become available for grant under the 2004 Incentive Plan and, to the extent such shares became available as of December 31, 2008, they are included in the table as available for grant: (i) shares covered by outstanding awards under the 2004 Incentive Plan and legacy plans that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally; and (iii) shares purchased by the Company on the open market using cash from option exercises, as limited by the 2004 Incentive Plan.

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

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The "Governance of Your Company—Significant Governance Practices" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 5, 2009 is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The "Item 2—Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 5, 2009 is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Documents filed as a part of the report:

  (1)
  Financial Statements. See Index to Consolidated Financial Statements on page 154 hereof.

  (2)
  Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 259 hereof.

  (3)
  Exhibits:

    See Exhibit Index on pages 267-270 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRAVELERS COMPANIES, INC. (Registrant)
Date: February 19, 2009	By	/s/ MATTHEW S. FURMAN Matthew S. Furman Senior Vice President (Authorized Signatory)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ JAY S. FISHMAN Jay S. Fishman	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 19, 2009
By	/s/ JAY S. BENET Jay S. Benet	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 19, 2009
By	/s/ DOUGLAS K. RUSSELL Douglas K. Russell	Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)	February 19, 2009
By	* Alan L. Beller	Director	February 19, 2009
By	* John H. Dasburg	Director	February 19, 2009
By	* Janet M. Dolan	Director	February 19, 2009
By	* Kenneth M. Duberstein	Director	February 19, 2009
By	* Lawrence G. Graev	Director	February 19, 2009
By	* Patricia L. Higgins	Director	February 19, 2009

Date
By	* Thomas R. Hodgson	Director	February 19, 2009
By	* Cleve L. Killingsworth, Jr.	Director	February 19, 2009
By	* Robert I. Lipp	Director	February 19, 2009
By	* Blythe J. McGarvie	Director	February 19, 2009
By	* Glen D. Nelson, M.D.	Director	February 19, 2009
By	* Laurie J. Thomsen	Director	February 19, 2009
*By	/s/ MATTHEW S. FURMAN Matthew S. Furman, Attorney-in-fact		February 19, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        Under date of February 19, 2009, we reported on the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

        In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP KPMG LLP

Minneapolis, Minnesota
February 19, 2009

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2008	2007	2006
Revenues
Net investment income	$52	$78	$103
Net realized investment gains (losses)	27	17	(24)
Other revenues	5	12	54

Total revenues	84	107	133

Expenses
Interest	297	260	212
Other	32	50	29

Total expenses	329	310	241

Loss before income taxes and equity in net income of subsidiaries	(245)	(203)	(108)
Income tax expense (benefit)	13	(47)	(37)

Loss before equity in net income of subsidiaries	(258)	(156)	(71)
Equity in net income of subsidiaries	3,182	4,757	4,279

Net income	$2,924	$4,601	$4,208

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

At December 31,	2008	2007
Assets
Fixed maturities	$311	$393
Equity securities	44	72
Short-term securities	1,840	1,175
Investment in subsidiaries	28,181	29,522
Other assets	285	433

Total assets	$30,661	$31,595

Liabilities
Debt	$4,979	$4,664
Other liabilities	363	315

Total liabilities	5,342	4,979

Shareholders' equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding at both dates)	89	112
Common stock (1,750.0 shares authorized, 585.1 and 627.8 shares issued and outstanding)	19,242	18,990
Retained earnings	13,314	11,110
Accumulated other changes in equity from nonowner sources	(900)	670
Treasury stock, at cost (128.8 and 82.9 shares)	(6,426)	(4,266)

Total shareholders' equity	25,319	26,616

Total liabilities and shareholders' equity	$30,661	$31,595

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2008	2007	2006
Cash flows from operating activities
Net income	$2,924	$4,601	$4,208
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(3,182)	(4,757)	(4,279)
Dividends received from consolidated subsidiaries	3,361	2,727	1,155
Capital repaid from (contributed to) subsidiaries	40	(320)	8
Deferred federal income tax expense	169	2	158
Change in income taxes payable	63	25	(80)
Gain on redemption of subordinated debentures	—	(7)	(42)
Other	(302)	26	158

Net cash provided by operating activities	3,073	2,297	1,286

Cash flows from investing activities
Net sales (purchases) of short-term securities	(666)	(198)	132
Other investments, net	70	25	22

Net cash provided by (used in) investing activities	(596)	(173)	154

Cash flows from financing activities
Issuance of debt	496	2,461	786
Payment of debt	(149)	(1,096)	(652)
Dividends paid to shareholders	(715)	(742)	(702)
Treasury stock acquired—share repurchase authorization	(2,167)	(2,920)	(1,103)
Treasury stock acquired—net employee share-based compensation	(29)	(39)	(17)
Issuance of common stock-employee share options	89	218	216
Other	(16)	4	35

Net cash used in financing activities	(2,491)	(2,114)	(1,437)

Net increase (decrease) in cash	(14)	10	3
Cash at beginning of period	14	4	1

Cash at end of period	$—	$14	$4

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$229	$166	$164
Cash paid during the year for interest	$295	$248	$220

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

        SCHEDULE III

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Supplementary Insurance Information
2006-2008
(in millions)

Segment	Deferred Policy Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Premium Revenue	Net Investment Income(a)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(b)	Premiums Written
2008
Business Insurance	$813	$43,982	$5,552	$11,180	$1,917	$6,608	$1,818	$2,080	$11,220
Financial, Professional & International Insurance	366	6,741	2,250	3,429	454	1,769	652	583	3,468
Personal Insurance	595	3,923	3,155	6,970	421	4,616	1,410	829	6,995

Total—Reportable Segments	1,774	54,646	10,957	21,579	2,792	12,993	3,880	3,492	21,683
Other	—	77	—	—	—	—	—	396	—

Consolidated	$1,774	$54,723	$10,957	$21,579	$2,792	$12,993	$3,880	$3,888	$21,683

2007
Business Insurance	$821	$47,050	$5,695	$11,283	$2,708	$6,673	$1,742	$2,029	$11,318
Financial, Professional & International Insurance	390	6,822	2,398	3,384	494	1,737	654	590	3,465
Personal Insurance	598	3,747	3,134	6,803	559	3,987	1,310	699	6,835

Total—Reportable Segments	1,809	57,619	11,227	21,470	3,761	12,397	3,706	3,318	21,618
Other	—	81	—	—	—	—	—	380	—

Consolidated	$1,809	$57,700	$11,227	$21,470	$3,761	$12,397	$3,706	$3,698	$21,618

2006
Business Insurance	$723	$49,179	$5,778	$10,876	$2,538	$6,853	$1,547	$2,109	$11,046
Financial, Professional & International Insurance	369	6,238	2,301	3,321	429	1,794	638	536	3,393
Personal Insurance	523	3,785	3,149	6,563	548	3,597	1,154	804	6,711

Total—Reportable Segments	1,615	59,202	11,228	20,760	3,515	12,244	3,339	3,449	21,150
Other	—	86	—	—	2	—	—	333	—

Consolidated	$1,615	$59,288	$11,228	$20,760	$3,517	$12,244	$3,339	$3,782	$21,150

(a)
See note 2 to the consolidated financial statements for discussion of the method used to allocate net investment income and invested assets to the identified segments.

(b)
Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

SCHEDULE V

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2008
Reinsurance recoverables	$688	$—	$176	$246	$618
Allowance for uncollectible:
Premiums receivable from underwriting activities	$138	$41	$—	$49	$130
Deductibles	$57	$13	$—	$4	$66
2007
Reinsurance recoverables	$773	$—	$6	$91	$688
Allowance for uncollectible:
Premiums receivable from underwriting activities	$125	$75	$—	$62	$138
Deductibles	$82	$(19)	$—	$6	$57
2006
Reinsurance recoverables	$804	$—	$25	$56	$773
Allowance for uncollectible:
Agency loans	$3	$(3)	$—	$—	$—
Premiums receivable from underwriting activities	$105	$69	$—	$49	$125
Deductibles	$93	$—	$—	$11	$82

(1)
Charged to claims and claim adjustment expenses in the consolidated statement of income.

(2)
Credited to the related asset account.

SCHEDULE VI

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations(1)
2006-2008
(in millions)

							Claims and claim adjustment expenses incurred related to:
	Deferred Policy Acquisition Costs								Amortization of deferred acquisition costs	Paid claims and claim adjustment expenses
Affiliation with Registrant(2)		Claims and Claim Adjustment Expense Reserves	Discount from reserves for unpaid claims	Unearned Premiums	Earned Premiums	Net Investment Income	Current year	Prior Year			Premiums written
2008	$1,774	$54,646	$1,012	$10,957	$21,579	$2,792	$14,504	$(1,725)	$3,880	$13,117	$21,683
2007	$1,809	$57,619	$1,049	$11,227	$21,470	$3,761	$12,848	$(672)	$3,706	$11,945	$21,618
2006	$1,615	$59,202	$1,069	$11,228	$20,760	$3,517	$12,533	$(429)	$3,339	$12,911	$21,150

(1)
Excludes accident and health insurance business.

(2)
Consolidated property-casualty insurance operations.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the "Company"), effective as of May 1, 2007, were filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and are incorporated herein by reference.
3.2	†	Amended and Restated Bylaws of the Company, effective as of February 18, 2009, are filed herewith.
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
10.4	*
Assignment and Assumption Agreement, dated as of April 1, 2004, by and between TPC, as the assignor, and the Company, as assignee, relating to the Amended and Restated Executive Employment Agreement between TPC and Robert I. Lipp was filed as Exhibit 10.15 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004, and is incorporated herein by reference.
10.5	*
Letter Agreement between Alan D. Schnitzer and the Company, dated April 15, 2007, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.
10.6	*
The Company's Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.
10.7	*
Form of Executive Officer Capital Accumulation Program Restricted Stock Award Notification and Agreement was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.
10.8	*
The St. Paul Companies, Inc. ("SPC") Deferred Stock Plan for Non-Employee Directors was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.
10.9	*
The SPC Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.
10.10	*
The SPC Directors' Charitable Award Program, as amended, was filed as Exhibit 10(d) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.11	*	The SPC Annual Incentive Plan was filed as an exhibit to the SPC Proxy Statement relating to the SPC 1999 Annual Meeting of Shareholders that was held on May 4, 1999 and is incorporated herein by reference.
10.12	*
The SPC Deferred Management Incentive Awards Plan was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.
10.13	*
The SPC Directors' Deferred Compensation Plan was filed as Exhibit 10(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.
10.14	*
The SPC Benefit Equalization Plan—2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.
10.15	*
TPC Compensation Plan for Non-Employee Directors, as amended on January 22, 2004, was filed as Exhibit 10.16 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.
10.16	*
TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.17	*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.18	*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.19	*
The Company's Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009, was filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-157091) dated February 4, 2009, and is incorporated herein by reference.
10.20	*
Amended and Restated Time Sharing Agreement, effective August 5, 2008, by and between the Travelers Companies, Inc. and Jay S. Fishman, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, and is incorporated herein by reference.
10.21	*
The Travelers Severance Plan (as amended through May 10, 2007) was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.
10.22
Amended and Restated Tax Allocation Agreement, dated as of March 27, 2002, between TPC and Citigroup Inc., was filed as Exhibit 10.2 to TPC's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.
10.23	*
Form of Non-Solicitation and Non-Disclosure Agreement for Executive Officers, amending The St. Paul Travelers Companies, Inc. Severance Plan, was filed as Exhibit 99 to the Company's Form 8-K filed on February 16, 2006, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.24		Assurance of Discontinuance with the Office of the Attorney General of the State of New York, the Office of the Attorney General of the State of Illinois and the Office of the Attorney General of the State of Connecticut was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference.
10.25
Stipulation with the New York State Department of Insurance was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference.
10.26	*†	Current Director Compensation Program, effective as of February 4, 2009, is filed herewith.
10.27	*†	Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated as of December 19, 2008, is filed herewith.
10.28	*†	The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan is filed herewith.
10.29	*†	The Company's Amended and Restated Deferred Compensation Plan for Non-Employee Directors is filed herewith.
10.30	*†	Form of Stock Option Grant Notification and Agreement is filed herewith.
10.31	*†	Form of Performance Share Award Notification and Agreement is filed herewith.
10.32	*†	Form of Restricted Stock Unit Award Notification and Agreement is filed herewith.
10.33	*†	Form of 2009 Performance Share Award Notification and Agreement for Jay S. Fishman is filed herewith.
10.34	*†	Form of Non-Employee Director Annual Deferred Stock Award Notification and Agreement is filed herewith.
10.35	*†	Fifth Amendment to the Travelers Severance Plan is filed herewith.
10.36	*†	The Travelers Benefit Equalization Plan, as Amended and Restated effective as of January 1, 2009, is filed herewith.
12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.
21.1	†	A list of the subsidiaries of the Company is filed herewith.
23.1	†
Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP's audit report into Registration Statements on Forms S-8 of the Company (SEC File No. 33-56987, No. 333-50943, No. 333-63114, No. 333-63118, No. 333-65726, No. 333-107698, No. 333-107699, No. 333-114135, No. 333-117726, No. 333-120998, No. 333-128026, No. 333-157091 and No. 333-157092) and Form S-3 (SEC File No. 333-156132) is filed herewith.
24.1	†	Power of attorney is filed herewith.
31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes- Oxley Act of 2002 is filed herewith.
31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes- Oxley Act of 2002 is filed herewith.

Exhibit Number		Description of Exhibit
32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes- Oxley Act of 2002 is filed herewith.
32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes- Oxley Act of 2002 is filed herewith.

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