Form 10-Q
period 2009-03-31
TRAVELERS COMPANIES, INC.
filed 2009-04-30
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-10898

The Travelers Companies, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-0518860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

485 Lexington Avenue

New York, NY 10017

(Address of principal executive offices) (Zip Code)

(917) 778-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐      No ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 24, 2009 was 585,429,500.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2009

Item 1. FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

For the three months ended March 31,	2009	2008
Revenues
Premiums	$5,301	$5,340
Net investment income	542	815
Fee income	73	105
Net realized investment losses	(214)	(62)
Other revenues	33	34
Total revenues	5,735	6,232
Claims and expenses
Claims and claim adjustment expenses	3,190	3,021
Amortization of deferred acquisition costs	944	954
General and administrative expenses	782	853
Interest expense	92	90
Total claims and expenses	5,008	4,918
Income before income taxes	727	1,314
Income tax expense	65	347
Net income	$662	$967
Net income per share
Basic	$1.12	$1.56
Diluted	$1.11	$1.54
Weighted average number of common shares outstanding
Basic	584.6	615.4
Diluted	590.4	624.8

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Fixed maturities, available for sale at fair value (including $34 and $8 subject to securities lending) (amortized cost $61,771 and $61,569)	$62,503	$61,275
Equity securities, at fair value (cost $380 and $461)	322	379
Real estate	884	827
Short-term securities	5,673	5,222
Other investments	2,771	3,035
Total investments	72,153	70,738

Cash	245	350
Investment income accrued	780	823
Premiums receivable	6,032	5,954
Reinsurance recoverables	14,065	14,232
Ceded unearned premiums	1,103	941
Deferred acquisition costs	1,778	1,774
Deferred tax asset	1,598	1,965
Contractholder receivables	6,533	6,350
Goodwill	3,364	3,366
Other intangible assets	660	688
Other assets	2,156	2,570
Total assets	$110,467	$109,751

Liabilities
Claims and claim adjustment expense reserves	$54,350	$54,723
Unearned premium reserves	11,021	10,957
Contractholder payables	6,533	6,350
Payables for reinsurance premiums	714	528
Debt	6,039	6,181
Other liabilities	5,313	5,693
Total liabilities	83,970	84,432

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding at both dates)	87	89
Common stock (1,750.0 shares authorized; 585.3 and 585.1 shares issued and outstanding)	19,290	19,242
Retained earnings	13,805	13,314
Accumulated other changes in equity from nonowner sources	(232)	(900)
Treasury stock, at cost (129.5 and 128.8 shares)	(6,453)	(6,426)
Total shareholders’ equity	26,497	25,319
Total liabilities and shareholders’ equity	$110,467	$109,751

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the three months ended March 31,	2009	2008
Convertible preferred stock—savings plan
Balance, beginning of year	$89	$112
Redemptions during period	(2)	(4)
Balance, end of period	87	108

Common stock
Balance, beginning of year	19,242	18,990
Employee share-based compensation	11	20
Compensation amortization under share-based plans and other changes	37	42
Balance, end of period	19,290	19,052

Retained earnings
Balance, beginning of year	13,314	11,110
Net income	662	967
Dividends	(178)	(180)
Other	7	(1)
Balance, end of period	13,805	11,896

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	(900)	670
Change in net unrealized gain (loss) on investment securities	687	(43)
Net change in unrealized foreign currency translation and other changes	(19)	(1)
Balance, end of period	(232)	626

Treasury stock (at cost)
Balance, beginning of year	(6,426)	(4,266)
Treasury shares acquired — share repurchase authorization	—	(1,000)
Net shares acquired related to employee share-based compensation plans	(27)	(28)
Balance, end of period	(6,453)	(5,294)
Total common shareholders’ equity	26,410	26,280
Total shareholders’ equity	$26,497	$26,388

Common shares outstanding
Balance, beginning of year	585.1	627.8
Shares acquired — share repurchase authorization	—	(20.8)
Net shares issued (acquired) under employee share-based compensation plans	0.2	(0.1)
Balance, end of period	585.3	606.9

Summary of changes in equity from nonowner sources
Net income	$662	$967
Other changes in equity from nonowner sources, net of tax	668	(44)
Total changes in equity from nonowner sources	$1,330	$923

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the three months ended March 31,	2009	2008
Cash flows from operating activities
Net income	$662	$967
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	214	62
Depreciation and amortization	206	213
Deferred federal income tax expense (benefit)	22	(8)
Amortization of deferred acquisition costs	944	954
Equity in (income) loss from other investments	194	(17)
Premiums receivable	(78)	(28)
Reinsurance recoverables	167	272
Deferred acquisition costs	(948)	(968)
Claims and claim adjustment expense reserves	(373)	(386)
Unearned premium reserves	64	15
Trading account activities	1	2
Excess tax benefits from share-based payment arrangements	(1)	(4)
Other	(261)	(147)
Net cash provided by operating activities	813	927

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,210	1,604
Proceeds from sales of investments:
Fixed maturities	630	1,044
Equity securities	16	12
Other investments	92	246
Purchases of investments:
Fixed maturities	(2,265)	(2,350)
Equity securities	(12)	(21)
Real estate	(5)	(9)
Other investments	(112)	(123)
Net (purchases) sales of short-term securities	(451)	320
Securities transactions in course of settlement	398	43
Other	(84)	(72)
Net cash provided by (used in) investing activities	(583)	694

Cash flows from financing activities
Payment of debt	(141)	(400)
Dividends paid to shareholders	(178)	(179)
Issuance of common stock — employee share options	10	15
Treasury stock acquired — share repurchase authorization	—	(1,000)
Treasury stock acquired — net employee share-based compensation	(27)	(26)
Excess tax benefits from share-based payment arrangements	1	4
Net cash used in financing activities	(335)	(1,586)
Effect of exchange rate changes on cash	—	2
Net increase (decrease) in cash	(105)	37
Cash at beginning of period	350	271
Cash at end of period	$245	$308

Supplemental disclosure of cash flow information
Income taxes paid	$34	$78
Interest paid	$63	$72

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K.

The preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates.  All material intercompany transactions and balances have been eliminated.

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

FAS 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures.  The hierarchy is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets.  The highest possible level should be used to measure fair value.  FAS 157 was effective for fiscal years beginning after November 15, 2007.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The Company adopted FAS 157 and FSP FAS 157-2 effective January 1, 2008 and elected to defer the application of FAS 157 to non-financial assets and non-financial liabilities for one year.  The adoption of FAS 157 and FSP FAS 157-2 on January 1, 2008 did not have a material effect on the Company’s results of operations, financial position or liquidity.  The adoption of FAS 157 on January 1, 2009 for non-financial assets and non-financial liabilities did not have a material effect on the Company’s results of operations, financial position or liquidity.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (FAS 161).  FAS 161 changes the disclosure requirements for derivative instruments and hedging activities and specifically requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The provisions of FAS 161 were effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of FAS 161 on January 1, 2009 did not result in a change in the Company’s disclosure since the amount of derivatives held is not material.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3).  FSP FAS 142-3 amends the factors that an entity should consider in determining the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets, to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions.  Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications.  Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension.  The amendment may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value.  FSP FAS 142-3 also requires disclosure to provide information on an entity’s intent and/or ability to renew or extend the arrangement.

FSP FAS 142-3 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years.  The adoption of FSP FAS 142-3 on January 1, 2009 did not have a material effect on the Company’s results of operations, financial position or liquidity and did not require additional disclosures related to existing intangible assets.

Participating Securities Granted in Share-Based Payment Transactions

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in FAS 128, Earnings per Share.  FSP EITF 03-6-1 redefines participating securities to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.”  Outstanding unvested restricted stock and deferred stock units issued under employee compensation programs containing such dividend participation features are considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.”

FSP EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years.   In accordance with provisions of FSP EITF 03-6-1, all prior-period basic and diluted EPS data presented were restated to reflect the retrospective application of FSP EITF 03-6-1 computational guidance.   The adoption of FSP EITF 03-6-1 on January 1, 2009 did not have a material effect on the Company’s basic or diluted EPS.  See note 8 herein.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141R-1), which reinstates the requirements under FAS 141 for recognizing and measuring pre-acquisition contingencies in a business combination.  FSP FAS 141R-1 requires that pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period.  If the acquisition-date fair value cannot be determined during the measurement period, a contingency shall be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated.  FSP FAS 141R-1 does not prescribe specific accounting for subsequent measurement and accounting for contingencies.

The adoption of FAS 141R and FSP FAS 141(R)-1 on January 1, 2009 had no effect on the Company’s results of operations, financial position or liquidity.

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

FAS 160 is effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented.  The adoption of FAS 160 on January 1, 2009 did not have a material effect on the Company’s results of operations, financial position or liquidity.

Accounting Standards Not Yet Adopted

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  The FSP requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans.  The disclosures required include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets.  The FSP is effective for fiscal years ending after December 15, 2009.

Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1).  FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require fair value of financial instrument disclosures whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosure at year-end.  The provisions of FSP FAS 107-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Additional Fair Value Measurement Guidance

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FSP FAS 157-4 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (FAS 157), when there has been a significant decrease in the volume and level of activity for an asset or liability.  FSP FAS 157-4 does not change the measurement objective of FAS 157 which is “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

FSP FAS 157-4 requires the disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, FSP FAS 157-4 requires that the presentation of the fair value hierarchy be presented by major security type as described in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (as amended by FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments).

The provisions of FSP FAS 157-4 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company will adopt FSP FAS 157-4 on April 1, 2009 and does not expect the adoption will have a material effect on its results of operations, financial position or liquidity.

Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2).  FSP FAS 115-2 modifies the existing other-than-temporary impairment guidance to require the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not an entity will be required to sell the debt security before its anticipated recovery.

Additionally, FSP FAS 115-2 changes the presentation and amount of other-than-temporary losses recognized in the income statement for instances when the Company determines that there is a credit loss on a debt security but it is more likely than not that the entity will not be required to sell the security prior to the anticipated recovery of its remaining cost basis.  For these debt securities, the amount representing the credit loss will be reported as an impairment loss in the Consolidated Statement of Income and the amount related to all other factors will be reported in accumulated other comprehensive income.  FSP FAS 115-2 also requires the presentation of other-than-temporary impairments separately from realized gains and losses on the face of the income statement.

In addition to the changes in measurement and presentation, FSP FAS 115-2 is intended to enhance the existing disclosure requirements for other-than-temporary impairments and requires all disclosures related to other-than-temporary impairments in both interim and annual periods.

The provisions of FSP FAS 115-2 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company will adopt FSP FAS 115-2 on April 1, 2009.  The Company has not yet determined the cumulative effect of adoption, but expects that it will result in an increase to retained earnings, offset by a decrease to accumulated other comprehensive income by the same amount.

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

Business Insurance also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities) and the assumed reinsurance, healthcare and certain international and other runoff operations, which collectively are referred to as Business Insurance Other.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Financial, Professional & International Insurance

The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which require a primarily credit-based underwriting process, as well as property and casualty products that are primarily marketed on a domestic basis in the United Kingdom, the Republic of Ireland and Canada, and on an international basis through Lloyd’s.  The segment includes the Bond & Financial Products group as well as the International group.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended March 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2009
Premiums	$2,757	$801	$1,743	$5,301
Net investment income	355	104	83	542
Fee income	73	—	—	73
Other revenues	6	6	21	33
Total operating revenues (1)	$3,191	$911	$1,847	$5,949
Operating income (1)	$547	$148	$154	$849

2008
Premiums	$2,786	$847	$1,707	$5,340
Net investment income	573	122	120	815
Fee income	105	—	—	105
Other revenues	6	5	21	32
Total operating revenues (1)	$3,470	$974	$1,848	$6,292
Operating income (1)	$683	$208	$181	$1,072

(1)                   Operating revenues for reportable business segments exclude net realized investment losses. Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment losses.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2009	2008
Revenue reconciliation
Earned premiums
Business Insurance:
Commercial multi-peril	$718	$755
Workers’ compensation	633	580
Commercial automobile	479	499
Property	446	470
General liability	482	480
Other	(1)	2
Total Business Insurance	2,757	2,786

Financial, Professional & International Insurance:
Fidelity and surety	266	280
General liability	228	225
International	274	310
Other	33	32
Total Financial, Professional & International Insurance	801	847

Personal Insurance:
Automobile	918	911
Homeowners and other	825	796
Total Personal Insurance	1,743	1,707
Total earned premiums	5,301	5,340
Net investment income	542	815
Fee income	73	105
Other revenues	33	32
Total operating revenues for reportable segments	5,949	6,292
Other revenues	—	2
Net realized investment losses	(214)	(62)
Total consolidated revenues	$5,735	$6,232

Income reconciliation, net of tax
Total operating income for reportable segments	$849	$1,072
Interest Expense and Other (1)	(50)	(64)
Total operating income	799	1,008
Net realized investment losses	(137)	(41)
Total consolidated net income	$662	$967

(1)  The primary component of Interest Expense and Other is after-tax interest expense of $60 million and $59 million for the three months ended March 31, 2009 and 2008, respectively.  The 2009 total included a benefit of $14 million from the favorable resolution of various prior year federal tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	March 31, 2009	December 31, 2008
Asset reconciliation:
Business Insurance	$83,201	$82,622
Financial, Professional & International Insurance	13,489	13,356
Personal Insurance	13,152	13,151
Total assets for reportable segments	109,842	109,129
Other assets (1)	625	622
Total consolidated assets	$110,467	$109,751

(1)                   The primary components of other assets at both dates were other intangible assets, property and equipment and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2009, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,624	$143	$—	$1,767
Obligations of states, municipalities and political subdivisions	38,955	1,412	164	40,203
Debt securities issued by foreign governments	1,527	68	5	1,590
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5,979	197	296	5,880
All other corporate bonds	13,637	189	800	13,026
Redeemable preferred stock	49	—	12	37
Total	$61,771	$2,009	$1,277	$62,503

	Amortized	Gross Unrealized		Fair
(at December 31, 2008, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,681	$160	$—	$1,841
Obligations of states, municipalities and political subdivisions	38,598	920	456	39,062
Debt securities issued by foreign governments	1,453	67	1	1,519
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	6,266	157	364	6,059
All other corporate bonds	13,498	121	882	12,737
Redeemable preferred stock	73	1	17	57
Total	$61,569	$1,426	$1,720	$61,275

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at March 31, 2009, in millions)	Cost	Gains	Losses	Value
Common stock	$171	$4	$29	$146
Non-redeemable preferred stock	209	2	35	176
Total	$380	$6	$64	$322

		Gross Unrealized		Fair
(at December 31, 2008, in millions)	Cost	Gains	Losses	Value
Common stock	$189	$2	$31	$160
Non-redeemable preferred stock	272	7	60	219
Total	$461	$9	$91	$379

Variable Interest Entities (VIEs)

The following entities are consolidated:

•                  Municipal Trusts—The Company owns interests in various municipal trusts that were formed for the purpose of allowing more flexibility to generate investment income in a manner consistent with the Company’s investment objectives and tax position.  At March 31, 2009 and December 31, 2008, there were 21 and 24 such trusts, respectively, which held a combined total of $234 million and $277 million, respectively, in municipal securities, of which $20 million and $32 million, respectively, were owned by outside investors. The net carrying value of the trusts owned by the Company at March 31, 2009 and December 31, 2008 was $214 million and $245 million, respectively.

•                  Real Estate Joint Venture—The Company has a 50% equity interest in a real estate joint venture that was formed to develop and maintain a shopping center for the purpose of generating rental income.  In March 2009, the Company provided additional financial support to the joint venture in the form of a mortgage loan.  The combined loan and equity interest resulted in the Company being the primary beneficiary subject to consolidation.  The carrying value of the consolidated joint venture investments was $62 million at March 31, 2009.

The Company has a significant interest in the following VIE, which is not consolidated because the Company is not considered to be the primary beneficiary:

•                  Camperdown UK Limited, which the Company sold in December 2003—The Company’s variable interest resulted from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $120 million. The carrying value of this obligation at March 31, 2009 and December 31, 2008 was $24 million and $23 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

The following securities are not consolidated:

•                  Mandatorily redeemable preferred securities of trusts holding solely the subordinated debentures of the Company — These securities were issued by three separate trusts that were established for the sole purpose of issuing the securities to investors and are fully guaranteed by the Company.  The subordinated debt that the Company issued to these trusts is included in the “Debt” section of liabilities on the Company’s consolidated balance sheet.  That debt had a carrying value of $309 million at March 31, 2009 and December 31, 2008.

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at March 31, 2009 and December 31, 2008, the aggregate fair value and gross unrealized losses by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at March 31, 2009, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1	$—	$—	$—	$1	$—
Obligations of states, municipalities and political subdivisions	2,893	63	3,316	101	6,209	164
Debt securities issued by foreign governments	56	5	—	—	56	5
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	246	31	1,368	265	1,614	296
All other corporate bonds	3,930	371	2,547	429	6,477	800
Redeemable preferred stock	19	11	3	1	22	12
Total fixed maturities	7,145	481	7,234	796	14,379	1,277

Equity securities
Common stock	74	23	15	6	89	29
Non-redeemable preferred stock	71	19	50	16	121	35
Total equity securities	145	42	65	22	210	64
Total	$7,290	$523	$7,299	$818	$14,589	$1,341

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2008, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	11,508	340	1,812	116	13,320	456
Debt securities issued by foreign governments	7	1	—	—	7	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,660	310	551	54	2,211	364
All other corporate bonds	5,734	510	2,112	372	7,846	882
Redeemable preferred stock	24	11	19	6	43	17
Total fixed maturities	18,933	1,172	4,494	548	23,427	1,720

Equity securities
Common stock	93	25	12	6	105	31
Non-redeemable preferred stock	83	28	69	32	152	60
Total equity securities	176	53	81	38	257	91
Total	$19,109	$1,225	$4,575	$586	$23,684	$1,811

Impairment charges included in net realized investment losses were as follows:

	Three Months Ended March 31,
	2009	2008
Fixed maturities	$107	$26
Equity securities	74	2
Other investments	3	10
Total	$184	$38

4.                       FAIR VALUE MEASUREMENTS

The Company’s estimates of fair value for assets and liabilities are based on the framework established in FAS 157.  The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available.  The disclosure of fair value estimates in the FAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions.  The three levels of the hierarchy are as follows:

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

•                  Level 3 - Valuations based on models where significant inputs are not observable.  The unobservable inputs reflect the Company’s own assumptions about the inputs that market participants would use.

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

Equities — Public Common and Preferred

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

Other Investments

Public Common and Other Securities

The Company holds investments in various publicly-traded securities which are reported in other investments.  The $44 million fair value of these investments is disclosed in Level 1.  These investments include securities in the Company’s trading portfolio ($18 million), mutual funds ($11 million) and various other small holdings ($15 million).

Venture Capital Investments and Non-Public Common and Preferred Equity Securities

The Company holds investments in venture capital investments and non-public common and preferred equity securities, with a fair value estimate of $231 million at March 31, 2009, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Included in the $231 million fair value estimate is one private common stock with a fair value estimate of $168 million at March 31, 2009, for which the estimate of fair value is provided by a third party appraiser on behalf of the investee and adjusted for a liquidity discount which takes into consideration the restriction on the common stock.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at March 31, 2009 in the amount disclosed in Level 3.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

Derivatives

The Company uses derivatives generally to hedge its net investment in a foreign subsidiary.  The Company also holds non-public warrants in a public company and has convertible bonds containing embedded conversion options that are reported separately from the host bond contract.  For the derivatives used to hedge the net investment of a foreign subsidiary, the Company uses quoted market prices to estimate fair value and includes the fair value estimate, which was in an asset position of approximately $1 million at March 31, 2009, in Level 1.  The Company estimates fair value for the warrants using an option pricing model with observable market inputs.  Because the warrants are not market traded and information concerning market participants is not available, the Company includes the fair value estimate of $54 million at March 31, 2009 in the amount disclosed in Level 3 - other investments.  The Company separately values the embedded conversion options based on observable market inputs and includes the estimate of fair value in Level 2.

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at March 31, 2009.

(in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities	$62,503	$1,758	$60,605	$140
Equity securities	322	293	29	—
Other investments (1)	329	44	—	285
Total	$63,154	$2,095	$60,634	$425

Other assets (2)	$1	$1	$—	$—

(1)           The amount in Level 3 includes $54 million of non-public stock purchase warrants of a publicly-held company.

(2)           Other assets represent the fair value of a derivative used to hedge the net investment in a foreign subsidiary.

The following table presents the changes in the Level 3 fair value category during the period indicated.

(in millions)	Three Months Ended March 31, 2009

Balance at January 1, 2009	$465
Total realized and unrealized gains or (losses):
Included in realized investment gains and (losses)	(40)
Included in increases or (decreases) in accumulated other changes in equity from nonowner sources	9
Purchases, (sales), issuances and settlements	(11)
Gross transfers into Level 3	2
Gross transfers out of Level 3	—
Balance at March 31, 2009	$425

Amount of total losses for the period included in earnings attributable to changes in the fair value of assets still held at the reporting date	$(33)

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2009.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at March 31, 2009 and December 31, 2008:

(in millions)	March 31, 2009	December 31, 2008
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	556	556
Personal Insurance	613	613
Other	27	29
Total	$3,364	$3,366

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at March 31, 2009 and December 31, 2008:

(at March 31, 2009, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$772	$264
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	11	180
Total intangible assets subject to amortization	1,227	783	444
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,443	$783	$660

(at December 31, 2008, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$751	$285
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	4	187
Total intangible assets subject to amortization	1,227	755	472
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,443	$755	$688

(1)          The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

(for the three months ended March 31, in millions)	2009	2008
Customer-related	$21	$28
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	7	8
Total amortization expense	$28	$36

Intangible asset amortization expense is estimated to be $72 million for the remainder of 2009, $86 million in 2010, $69 million in 2011, $52 million in 2012 and $45 million in 2013.

6.         DEBT

On March 3, 2009, the Company’s zero coupon convertible notes with an effective yield of 4.17% and a remaining principal balance of $141 million matured and were fully paid.

7.                       CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended March 31,
(in millions, after-tax)	2009	2008
Net income	$662	$967
Change in net unrealized gain (loss) on investment securities	687	(43)
Other changes	(19)	(1)
Total changes in equity from nonowner sources	$1,330	$923

8.                       EARNINGS PER SHARE

Basic earnings per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

On January 1, 2009, the Company adopted the provisions of FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities as described in Note 1. The impact of adoption of this FSP for the three months ended March 31, 2008 reduced previously reported basic earnings per share by $0.01 per share and had no impact on the previously reported diluted earnings per share for that period.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                       EARNINGS PER SHARE, Continued

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
(in millions, except per share amounts)	2009	2008

Basic
Net income, as reported	$662	$967
Preferred stock dividends	(1)	(1)
Participating share-based awards — allocated income	(5)	(6)
Net income available to common shareholders — basic	$656	$960

Diluted
Net income available to common shareholders	$656	$960
Effect of dilutive securities:
Convertible preferred stock	1	1
Zero coupon convertible notes (1)	1	1
Net income available to common shareholders — diluted	$658	$962

Common Shares
Basic
Weighted average shares outstanding	584.6	615.4

Diluted
Weighted average shares outstanding	584.6	615.4
Weighted average effects of dilutive securities:
Stock options and performance shares	2.0	4.4
Convertible preferred stock	2.2	2.6
Zero coupon convertible notes (1)	1.6	2.4
Total	590.4	624.8

Net Income per Common Share
Basic	$1.12	$1.56
Diluted	$1.11	$1.54

(1) Matured on March 3, 2009.

9.             SHARE-BASED INCENTIVE COMPENSATION

The following presents information for fully vested stock option awards at March 31, 2009:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	29,836,707	$44.68	3.8 years	$35
Exercisable at end of period	27,263,249	$44.58	3.3 years	$33

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                           SHARE-BASED INCENTIVE COMPENSATION, Continued

The total compensation cost recognized in earnings for all share-based incentive compensation awards was $37 million and $38 million for the three months ended March 31, 2009 and 2008, respectively.  The related tax benefit recognized in earnings was $13 million for each of the three months ended March 31, 2009 and 2008.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2009 was $186 million, which is expected to be recognized over a weighted-average period of 2.2 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2008 was $112 million, which was expected to be recognized over a weighted-average period of 1.7 years.

10.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2009	2008	2009	2008

Net Periodic Benefit Cost:
Service cost	$20	$19	$—	$—
Interest cost on benefit obligation	31	29	4	4
Expected return on plan assets	(43)	(38)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	—	—
Net actuarial loss (gain)	5	2	—	(1)
Net benefit expense	$12	$11	$4	$3

11.          CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

The following section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Asbestos Direct Action Litigation — In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against TPC and other insurers (not including SPC) in state court in West Virginia. These and other cases subsequently filed in West Virginia were consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia. The plaintiffs allege that the insurer defendants engaged in unfair trade practices in violation of state statutes by inappropriately handling and settling asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Similar lawsuits alleging inappropriate handling and settling of asbestos claims were filed in Massachusetts and Hawaii state courts. These suits are collectively referred to as the Statutory and Hawaii Actions.

In March 2002, the plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court amended their complaint to include TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  The plaintiffs seek damages, including punitive damages. Lawsuits seeking similar relief and raising similar allegations, primarily violations of purported common law duties to third parties, have also been asserted in various state courts against TPC and SPC. The claims asserted in these suits are collectively referred to as the Common Law Claims.

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

Various parties appealed the district court’s March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court’s approval of an order issued by the bankruptcy court prohibiting the prosecution of the Statutory and Hawaii Actions and the Common Law Claims, as well as future similar direct action litigation, against TPC.  On February 29, 2008, TPC and certain other parties to the appeals filed petitions for rehearing and/or rehearing en banc, requesting reinstatement of the district court’s judgment, which were denied.  TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s decision, and on December 12, 2008, the Petitions were granted.  On March 30, 2009, oral argument took place before the Supreme Court. The parties await a ruling from the Supreme Court. Unless the Supreme Court reverses the Second Circuit’s decision, and the bankruptcy court’s order is reinstated and becomes final, the settlements will be voided, and TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses).  In that case, the Company intends to litigate the direct action cases vigorously.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

SPC, which is not covered by the Manville bankruptcy court rulings or the settlements described above, is a party to pending direct action cases in Texas state court asserting common law claims.  All such cases that are still pending and in which SPC has been served are currently on the inactive docket in Texas state court.  If any of those cases becomes active, SPC intends to litigate those cases vigorously. SPC was previously a defendant in similar direct actions in Ohio State court. Those actions have all been dismissed following favorable rulings by Ohio trial and appellate courts.

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

Other Proceedings

Reinsurance Litigation — From time to time, the Company is involved in proceedings addressing disputes with its reinsurers regarding the collection of amounts due under the Company’s reinsurance agreements. These proceedings may be initiated by the Company or the reinsurers and may involve the terms of the reinsurance agreements, the coverage of particular claims, exclusions under the agreements, as well as counterclaims for rescission of the agreements. One of these disputes is the action described in the following paragraphs.

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

In November 2007, the court issued rulings denying Gulf’s motion for partial summary judgment against Gerling, the sole remaining defendant, but granting Gerling’s motion for partial summary judgment on certain claims and counterclaims asserted by Gulf and Gerling.  Gulf has appealed the court’s decision to the Supreme Court of New York Appellate Division, First Department, and has been granted a stay of trial on the remaining claims pending that appeal.  Briefing of the appeal was completed on April 11, 2008, and oral argument was held on May 20, 2008.  The parties await a ruling from the Appellate Division. Gulf denies Gerling’s allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the action.

Based on the Company’s beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

Industry-Wide Investigations — As previously disclosed, as part of industry-wide investigations that commenced in October 2004, the Company and its affiliates received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the U.S. Attorney for the Southern District of New York and the U.S. Securities and Exchange Commission (SEC).  The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company’s involvement with “non-traditional insurance and reinsurance products.”  The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

The Company cooperated with these subpoenas and requests for information.  In addition, outside counsel, with the oversight of the Company’s board of directors, conducted an internal review of these matters. This review was commenced after the announcement of litigation brought in October 2004 by the New York Attorney General’s office against a major broker. In particular, upon completion of its review with respect to non-traditional insurance and reinsurance products, the Company concluded that no adjustment to previously issued financial statements was required.  Any authority with open inquiries or investigations could ask that additional work be performed or reach conclusions different from the Company’s.

Broker Anti-Trust Litigation — In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  All defendants moved to dismiss the complaint for failure to state a claim.  After giving plaintiffs multiple opportunities to replead, the court dismissed the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the district court’s decisions to the U.S. Court of Appeals for the Third Circuit. Oral argument before the Third Circuit took place on April 21, 2009. The parties await a ruling from the Third Circuit. Additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation, and further actions may be brought. The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

Other — In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations, either as a liability insurer defending third-party claims brought against policyholders or as an insurer defending claims brought against it relating to coverage or the Company’s business practices.  While the ultimate resolution of these legal proceedings could be material to the Company’s results of operations in a future period, in the opinion of the Company’s management, none would likely have a material adverse effect on the Company’s financial position or liquidity.

The Company previously reported that it sought guidance from the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters.”  After discussion with the staff of the Division of Corporate Finance and the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC.  The Company cooperated with the requests for information.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to partnerships, limited liability companies, joint ventures and certain private equity investments in which it invests. These commitments were $1.47 billion and $1.56 billion at March 31, 2009 and December 31, 2008, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Guarantees

The Company has contingent obligations for guarantees related to letters of credit, issuance of debt securities, certain investments and various indemnifications, including those related to the sale of business entities.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  At March 31, 2009, the maximum amount of the Company’s contingent obligation for those indemnifications that are quantifiable related to sales of business entities was $2.10 billion, of which $58 million was recognized on the balance sheet at March 31, 2009.

12.           CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.19 billion at March 31, 2009.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,587	$1,714	$—	$—	$5,301
Net investment income	331	205	6	—	542
Fee income	73	—	—	—	73
Net realized investment losses	(106)	(75)	(33)	—	(214)
Other revenues	29	4	—	—	33
Total revenues	3,914	1,848	(27)	—	5,735
Claims and expenses
Claims and claim adjustment expenses	2,136	1,054	—	—	3,190
Amortization of deferred acquisition costs	633	311	—	—	944
General and administrative expenses	491	285	6	—	782
Interest expense	17	1	74	—	92
Total claims and expenses	3,277	1,651	80	—	5,008
Income (loss) before income taxes	637	197	(107)	—	727
Income tax expense (benefit)	131	25	(91)	—	65
Equity in net income of subsidiaries	—	—	678	(678)	—
Net income	$506	$172	$662	$(678)	$662

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

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At March 31, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $34 subject to securities lending) (amortized cost $61,771)	$41,933	$20,271	$299	$—	$62,503
Equity securities, at fair value (cost $380)	163	119	40	—	322
Real estate	2	882	—	—	884
Short-term securities	2,419	1,023	2,231	—	5,673
Other investments	1,800	852	119	—	2,771
Total investments	46,317	23,147	2,689	—	72,153
Cash	140	104	1	—	245
Investment income accrued	530	246	4	—	780
Premiums receivable	4,090	1,942	—	—	6,032
Reinsurance recoverables	9,221	4,844	—	—	14,065
Ceded unearned premiums	917	186	—	—	1,103
Deferred acquisition costs	1,510	268	—	—	1,778
Deferred tax asset	1,030	483	85	—	1,598
Contractholder receivables	4,787	1,746	—	—	6,533
Goodwill	2,412	952	—	—	3,364
Other intangible assets	379	281	—	—	660
Investment in subsidiaries	—	—	28,832	(28,832)	—
Other assets	1,906	216	34	—	2,156
Total assets	$73,239	$34,415	$31,645	$(28,832)	$110,467
Liabilities
Claims and claim adjustment expense reserves	$35,594	$18,756	$—	$—	$54,350
Unearned premium reserves	7,671	3,350	—	—	11,021
Contractholder payables	4,787	1,746	—	—	6,533
Payables for reinsurance premiums	416	298	—	—	714
Debt	1,193	9	4,837	—	6,039
Other liabilities	3,836	1,159	318	—	5,313
Total liabilities	53,497	25,318	5,155	—	83,970
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding)	—	—	87	—	87
Common stock (1,750.0 shares authorized; 585.3 shares issued and outstanding)	—	391	19,290	(391)	19,290
Additional paid-in capital	11,207	6,984	—	(18,191)	—
Retained earnings	8,144	1,836	13,798	(9,973)	13,805
Accumulated other changes in equity from nonowner sources	391	(114)	(232)	(277)	(232)
Treasury stock, at cost (129.5 shares)	—	—	(6,453)	—	(6,453)
Total shareholders’ equity	19,742	9,097	26,490	(28,832)	26,497
Total liabilities and shareholders’ equity	$73,239	$34,415	$31,645	$(28,832)	$110,467

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $8 subject to securities lending) (amortized cost $61,569)	$41,329	$19,635	$311	$—	$61,275
Equity securities, at fair value (cost $461)	207	128	44	—	379
Real estate	2	825	—	—	827
Short-term securities	2,213	1,169	1,840	—	5,222
Other investments	1,987	897	151	—	3,035
Total investments	45,738	22,654	2,346	—	70,738
Cash	183	167	—	—	350
Investment income accrued	545	274	4	—	823
Premiums receivable	4,037	1,917	—	—	5,954
Reinsurance recoverables	9,417	4,815	—	—	14,232
Ceded unearned premiums	806	135	—	—	941
Deferred acquisition costs	1,506	268	—	—	1,774
Deferred tax asset	1,319	549	97	—	1,965
Contractholder receivables	4,726	1,624	—	—	6,350
Goodwill	2,412	954	—	—	3,366
Other intangible assets	386	302	—	—	688
Investment in subsidiaries	—	—	28,181	(28,181)	—
Other assets	1,873	664	33	—	2,570
Total assets	$72,948	$34,323	$30,661	$(28,181)	$109,751
Liabilities
Claims and claim adjustment expense reserves	$35,810	$18,913	$—	$—	$54,723
Unearned premium reserves	7,609	3,348	—	—	10,957
Contractholder payables	4,726	1,624	—	—	6,350
Payables for reinsurance premiums	283	245	—	—	528
Debt	1,193	9	4,979	—	6,181
Other liabilities	4,033	1,297	363	—	5,693
Total liabilities	53,654	25,436	5,342	—	84,432
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding)	—	—	89	—	89
Common stock (1,750.0 shares authorized; 585.1 shares issued and outstanding)	—	392	19,242	(392)	19,242
Additional paid-in capital	11,054	7,141	—	(18,195)	—
Retained earnings	8,328	1,628	13,314	(9,956)	13,314
Accumulated other changes in equity from nonowner sources	(88)	(274)	(900)	362	(900)
Treasury stock, at cost (128.8 shares)	—	—	(6,426)	—	(6,426)
Total shareholders’ equity	19,294	8,887	25,319	(28,181)	25,319
Total liabilities and shareholders’ equity	$72,948	$34,323	$30,661	$(28,181)	$109,751

(1)   The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$506	$172	$662	$(678)	$662
Net adjustments to reconcile net income to net cash provided by operating activities	(125)	236	52	(12)	151
Net cash provided by operating activities	381	408	714	(690)	813

Cash flows from investing activities
Proceeds from maturities of fixed maturities	634	567	9	—	1,210
Proceeds from sales of investments:
Fixed maturities	486	140	4	—	630
Equity securities	2	14	—	—	16
Other investments	81	11	—	—	92
Purchases of investments:
Fixed maturities	(941)	(1,324)	—	—	(2,265)
Equity securities	—	(12)	—	—	(12)
Real estate	—	(5)	—	—	(5)
Other investments	(68)	(44)	—	—	(112)
Net sales (purchases) of short-term securities	(206)	146	(391)	—	(451)
Securities transactions in course of settlement	362	36	—	—	398
Other	(84)	—	—	—	(84)
Net cash provided by (used in) investing activities	266	(471)	(378)	—	(583)

Cash flows from financing activities
Payment of debt	—	—	(141)	—	(141)
Dividends paid to shareholders	—	—	(178)	—	(178)
Issuance of common stock —- employee share options	—	—	10	—	10
Treasury shares acquired — net employee share-based compensation	—	—	(27)	—	(27)
Excess tax benefits from share-based payment arrangements	—	—	1	—	1
Dividends paid to parent company	(690)	—	—	690	—
Net cash used in financing activities	(690)	—	(335)	690	(335)

Effect of exchange rate changes on cash	—	—	—	—	—
Net increase (decrease) in cash	(43)	(63)	1	—	(105)
Cash at beginning of period	183	167	—	—	350
Cash at end of period	$140	$104	$1	$—	$245
Supplemental disclosure of cash flow information
Income taxes paid (received)	$95	$(17)	$(44)	$—	$34
Interest paid	$29	$—	$34	$—	$63

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$640	$384	$967	$(1,024)	$967
Net adjustments to reconcile net income to net cash provided by operating activities	221	(278)	143	(126)	(40)
Net cash provided by operating activities	861	106	1,110	(1,150)	927

Cash flows from investing activities
Proceeds from maturities of fixed maturities	907	691	6	—	1,604
Proceeds from sales of investments:
Fixed maturities	841	196	7	—	1,044
Equity securities	3	9	—	—	12
Other investments	122	124	—	—	246
Purchases of investments:
Fixed maturities	(1,462)	(888)	—	—	(2,350)
Equity securities	(1)	(20)	—	—	(21)
Real estate	—	(9)	—	—	(9)
Other investments	(80)	(43)	—	—	(123)
Net sales (purchases) of short-term securities	356	(86)	50	—	320
Securities transactions in course of settlement	(6)	49	—	—	43
Other	(72)	—	—	—	(72)
Net cash provided by investing activities	608	23	63	—	694

Cash flows from financing activities
Issuance of debt	—	—	—	—	—
Payment of debt	(400)	—	—	—	(400)
Dividends paid to shareholders	—	—	(179)	—	(179)
Issuance of common stock —- employee share options	—	—	15	—	15
Treasury shares acquired — share repurchase authorization	—	—	(1,000)	—	(1,000)
Treasury shares acquired — net employee share-based compensation	—	—	(26)	—	(26)
Excess tax benefits from share-based payment arrangements	—	—	4	—	4
Dividends paid to parent company	(1,100)	—	—	1,100	—
Capital contributions and loans between subsidiaries	—	(50)	—	50	—
Net cash used in financing activities	(1,500)	(50)	(1,186)	1,150	(1,586)

Effect of exchange rate changes on cash	—	2	—	—	2
Net increase (decrease) in cash	(31)	81	(13)	—	37
Cash at beginning of period	202	55	14	—	271
Cash at end of period	$171	$136	$1	$—	$308
Supplemental disclosure of cash flow information
Income taxes paid	$59	$1	$18	$—	$78
Interest paid	$36	$—	$36	$—	$72

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

EXECUTIVE SUMMARY

2009 First Quarter Consolidated Results of Operations

•      Net income of $662 million, or $1.12 per share basic and $1.11 per share diluted

•      Net earned premiums of $5.30 billion

•      GAAP combined ratio of 90.6%

•      Net favorable prior year reserve development of $258 million pretax ($168 million after-tax)

•      Catastrophe losses of $83 million pretax ($54 million after-tax)

•      Net investment income of $542 million pretax ($474 million after-tax)

2009 First Quarter Consolidated Financial Condition

•      Total assets of $110.47 billion

•      Total investments of $72.15 billion; fixed maturities and short-term securities comprise 94% of total investments

•      Shareholders’ equity of $26.50 billion; book value per common share of $45.12, up 5% from December 31, 2008

•      Holding company liquidity of $2.55 billion

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

(for the three months ended March 31, in millions except ratio and per share amounts)	2009	2008
Revenues
Premiums	$5,301	$5,340
Net investment income	542	815
Fee income	73	105
Net realized investment losses	(214)	(62)
Other revenues	33	34
Total revenues	5,735	6,232
Claims and expenses
Claims and claim adjustment expenses	3,190	3,021
Amortization of deferred acquisition costs	944	954
General and administrative expenses	782	853
Interest expense	92	90
Total claims and expenses	5,008	4,918
Income before income taxes	727	1,314
Income tax expense	65	347
Net income	$662	$967
Net income per share
Basic	$1.12	$1.56
Diluted	$1.11	$1.54
GAAP combined ratio
Loss and loss adjustment expense ratio	59.7%	55.7%
Underwriting expense ratio	30.9	31.9
GAAP combined ratio	90.6%	87.6%

The Company’s discussions of net income and segment operating income included in the following discussion are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Net income of $662 million in the first quarter of 2009 declined $305 million, or 32%, from net income of $967 million in the same period of 2008, reflecting a decline in net investment income, an increase in net realized investment losses, a reduction in net favorable prior year reserve development, and reduced underwriting margins related to pricing and loss cost trends.  Net income in the first quarter of 2009 included a benefit of $69 million resulting from the favorable resolution of various prior year federal tax matters.  In addition, net income in the first quarter of 2009 benefited from a $61 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008.  Catastrophe losses in the first quarters of 2009 and 2008 totaled $83 million and $95 million, respectively.

Revenues

Earned Premiums

Earned premiums in the first quarter of 2009 totaled $5.30 billion, a decrease of $39 million, or 1%, from the same period of 2008.  In the Business Insurance segment, earned premiums declined 1% from the first quarter of 2008 despite very strong business retention levels, primarily reflecting the impact of competitive market conditions on pricing and new business levels in several business units during the preceding twelve months.  In the Financial, Professional & International Insurance

segment, the 5% decline in earned premiums compared with the first quarter of 2008 was attributable to the unfavorable impact of foreign currency exchange rates.  Adjusting for the impact of exchange rates, earned premiums in this segment increased 1% over the first quarter of 2008.  In the Personal Insurance segment, earned premium growth of 2% compared with the first quarter of 2008 reflected continued strong business retention rates, continued renewal price increases and growth in new business volumes during the preceding twelve months.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

(for the three months ended March 31, in millions)	2009	2008
Average investments (a)	$72,720	$74,733
Pretax net investment income	542	815
After-tax net investment income	474	650
Average pretax yield (b)	3.0%	4.4%
Average after-tax yield (b)	2.6%	3.5%

(a)      Excludes net unrealized investment gains and losses, net of tax, and is adjusted for cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)      Excludes net realized gains and losses and unrealized investment gains and losses.

Net investment income of $542 million in the first quarter of 2009 declined $273 million, or 33%, from the same period of 2008, primarily due to negative returns from non-fixed maturity investments in 2009, compared with positive returns in 2008.  Non-fixed maturity investments produced negative net investment income of $175 million in the first quarter of 2009, compared with net investment income of $39 million in the same period of 2008.  Included in non-fixed maturity investments are private equity partnerships, hedge funds and real estate partnerships that are accounted for under the equity method of accounting and typically report financial statement information on a lag.  The decline in net investment income from these investments in 2009 reflected the challenging capital market conditions that have persisted in recent months.  Net investment income from the Company’s fixed maturity portfolio in the first quarter of 2009 also declined when compared with the same period of 2008, primarily due to a significant decline in short-term interest rates and a lower average level of long-term fixed maturity invested assets.  The amortized cost of the fixed maturity portfolio at March 31, 2009 totaled $61.77 billion, $2.03 billion lower than at the same date in 2008, primarily reflecting the impact of $1.12 billion of common share repurchases during the preceding twelve-month period, the sale of the Company’s subsidiary Unionamerica in December 2008 and the Company’s $450 million contribution to its pension plan in the second half of 2008.  The average pretax investment yield of 3.0% in the first quarter of 2009 declined from 4.4% in the same period of 2008, primarily reflecting the negative investment income from non-fixed maturity investments in 2009.

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

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $32 million decline in fee income in the first quarter of 2009 compared with the same period of 2008 is described in the Business Insurance segment discussion that follows.

Net Realized Investment Losses

Net realized investment losses in the first quarter of 2009 totaled $214 million, compared with net realized investment losses of $62 million in the same period of 2008.  The 2009 and 2008 totals included $184 million and $38 million, respectively, of impairment losses.  Impairments in the fixed maturity portfolio in the first quarter of 2009 totaled $107 million, which included $51 million of impairments related to structured mortgage securities, $47 million related to various issuers’ deteriorated financial position and $9 million related to externally managed securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in market value.  Impairments in the first quarter of 2009 also included $74 million related to equity investments and $3 million related to other investments.  The majority of equity impairments were related to issuers in the financial industry.  Also in the first quarter of 2009, the Company incurred $33 million of net realized investment losses related to its holdings of stock purchase warrants of a publicly-held company.

Impairments in 2008 were concentrated in the fixed maturity portfolio and included $10 million of impairments related to externally managed fixed maturity securities with respect to which the Company did not have the ability to assert an intention to hold until recovery in market value.  An additional $9 million of impairment losses in the fixed maturity portfolio were related to securities that were previously managed externally and which the Company intended to sell and thus no longer had the intent to hold until recovery in market value.  The remaining impairment losses in the fixed maturity portfolio were primarily related to various issuers’ deteriorated financial position. Also in the first quarter of 2008, the Company incurred $16 million of net realized investment losses related to its holdings of stock purchase warrants of a publicly-held company, and $14 million of net realized investment losses related to U.S. Treasury futures contracts, which are used to shorten the duration of the Company’s fixed maturities portfolio.

The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa1” at March 31, 2009 and December 31, 2008.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2009	2008

Business Insurance	$3,294	$3,308
Financial, Professional & International Insurance	842	946
Personal Insurance	1,727	1,679
Total	$5,863	$5,933

	Net Written Premiums
(for the three months ended March 31, in millions)	2009	2008

Business Insurance	$2,963	$2,911
Financial, Professional & International Insurance	563	644
Personal Insurance	1,677	1,633
Total	$5,203	$5,188

Gross written premiums in the first quarter of 2009 decreased 1% from the same period of 2008, whereas net written premiums were slightly higher than in the first quarter of 2008.  Overall, business retention remained at historically high levels and increased in many lines of business from the prior year quarter.  Improving rate trends continued in each business segment, although coverage demands from existing policyholders declined due to general economic conditions.  New business volumes were slightly lower than the prior year quarter as small growth in Business Insurance was more than offset by lower volumes in Financial, Professional & International Insurance and Personal Insurance.

In Business Insurance, net written premium growth of 2% in the first quarter of 2009 was concentrated in Commercial Accounts, reflecting strong business retention rates, and in Select Accounts and National Accounts, primarily driven by strong business retention rates coupled with higher new business volume, partially offset by a decline in volume in Specialized Distribution.  In Financial, Professional & International Insurance, net written premiums decreased 13% from the first quarter of 2008, reflecting the unfavorable impact of foreign currency exchange rates, the impact of the economic downturn on construction surety business volume and a change in the timing of certain reinsurance treaties in the Company’s operations at Lloyd’s.  In the Personal Insurance segment, net written premiums increased 3% over the first quarter of 2008 reflecting continued strong retention rates and renewal price increases.

Claims and Expenses

Claims and claim adjustment expenses totaled $3.19 billion in the first quarter of 2009, $169 million, or 6%, higher than the first quarter 2008 total of $3.02 billion.  The 2009 total included $258 million of net favorable prior year reserve development and $83 million of catastrophe losses, whereas the 2008 first quarter total included $400 million of net favorable prior year reserve development and $95 million of catastrophe losses.  Catastrophe losses in the first quarters of both 2009 and 2008 primarily resulted from several tornadoes and hail storms.  Net favorable prior year reserve development in the first quarter of 2009 was concentrated in the Business Insurance segment, resulting from better than expected loss development for recent accident years in the general liability, commercial multi-peril, property and commercial automobile product lines, and in the Personal Insurance segment, primarily due to favorable loss experience related to Hurricanes Katrina and Ike.  In the Financial, Professional and International Insurance segment, net favorable prior year reserve development in the professional indemnity and employers’ liability lines of business in the United Kingdom, the aviation and property lines of business in the Company’s operations at Lloyd’s and the general liability line of business in Canada, were largely offset by reserve strengthening for the professional liability line of business in Ireland.

The Company’s three business segments each experienced net favorable prior year reserve development in the first quarter of 2008.  The majority of net favorable prior year reserve development occurred in the Business Insurance segment and resulted from better than expected loss development primarily for recent accident years in the commercial multi-peril, general liability and property product lines.  The Financial, Professional & International Insurance segment experienced better than expected loss experience primarily in the International group’s employers’ liability (workers’ compensation), and public and products liability (general liability) lines of business, primarily in the United Kingdom and Ireland, for recent accident years.  In the Personal Insurance segment, net favorable prior year reserve development was concentrated in the Homeowners and Other line of business.

Factors contributing to net favorable prior year reserve development in each segment are discussed in more detail in the segment discussions that follow.

The amortization of deferred acquisition costs totaled $944 million in the first quarter of 2009, $10 million, or 1%, lower than the comparable 2008 total of $954 million, consistent with the 1% decline in earned premiums.  General and administrative expenses totaled $782 million in the first quarter of 2009, a decrease of $71 million, or 8%, from the comparable 2008 total of $853 million.  The decrease primarily reflected a $61 million reduction in the estimate of assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008 and the impact of foreign currency exchange rates, which were partially offset by continued investments to support business growth and product development.  Those investments included the Company’s direct to consumer initiative in the Personal Insurance segment.

Interest Expense

Interest expense of $92 million in the first quarter of 2009 was $2 million higher than in the same period of 2008, primarily reflecting a slightly higher weighted average interest rate on outstanding debt during the first quarter of 2009 compared with the same period of 2008.

GAAP Combined Ratio

The consolidated loss and loss adjustment expense ratio of 59.7% in the first quarter of 2009 was 4.0 points higher than the loss and loss adjustment expense ratio of 55.7% in the same 2008 period.  The 2009 and 2008 first quarter loss and loss adjustment expense ratios included a 4.9 point and a 7.5 point benefit from net favorable prior year reserve development, respectively.  Catastrophe losses accounted for 1.6 points of the 2009 first quarter loss and loss adjustment expense ratio, whereas the 2008 first quarter loss and loss adjustment expense ratio included a 1.8 point impact from catastrophe losses.  The 2009 first quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 1.6 points higher than the 2008 ratio on the same basis, reflecting reduced underwriting margins related to pricing and loss cost trends in several lines of business, a small number of large non-weather related losses in the Financial, Professional & International Insurance segment and increased frequency and severity of losses in the Homeowners and Other line of business in the Personal Insurance segment.  The underwriting expense ratio of 30.9% for the first quarter of 2009 was 1.0 points lower than the first quarter 2008 underwriting expense ratio of 31.9%, primarily reflecting a 1.2 point benefit resulting from the $61 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008, and the impact of foreign currency exchange rates, which were partially offset by continued investments to support business growth and product development, including the Company’s direct to consumer initiative in the Personal Insurance segment.

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

Business Insurance also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities) and the assumed reinsurance, healthcare and certain international and other runoff operations, which collectively are referred to as Business Insurance Other.

Results of the Company’s Business Insurance segment were as follows:

(for the three months ended March 31, in millions)	2009	2008
Revenues
Premiums	$2,757	$2,786
Net investment income	355	573
Fee income	73	105
Other revenues	6	6
Total revenues	$3,191	$3,470
Total claims and expenses	$2,534	$2,525
Operating income	$547	$683
Loss and loss adjustment expense ratio	57.8%	54.2%
Underwriting expense ratio	31.2	32.4
GAAP combined ratio	89.0%	86.6%

Overview

Operating income of $547 million in the first quarter of 2009 was $136 million, or 20%, lower than operating income of $683 million in the same period of 2008, primarily reflecting significant declines in both net investment income and net favorable prior year reserve development, and reduced underwriting margins related to pricing and loss cost trends. These factors were partially offset by a benefit of $38 million from the favorable resolution of various prior year federal tax matters as well as declines in catastrophe losses and non-catastrophe weather-related losses, and fewer large property losses.  In addition, operating income in 2009 benefited from a $26 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008.  Catastrophe losses in the first quarter of 2009 totaled $12 million, compared with $57 million in the same period of 2008.

Earned Premiums

Earned premiums of $2.76 billion in the first quarter of 2009 decreased $29 million, or 1%, from the same period of 2008 despite very strong business retention levels, reflecting the impact of competitive market conditions on pricing and new business in several business units during the preceding twelve months.

Net Investment Income

Net investment income in this segment in the first quarter of 2009 declined $218 million from the same 2008 period.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2009 compared with the same period of 2008.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services to workers’ compensation residual market pools. The $32 million decline in fee income in the first quarter of 2009 compared with the same 2008 period primarily resulted from lower serviced premium and claim volume due to the de-population of workers’ compensation residual market pools, the impact on fee income of both lower claim volume and lower loss costs (as fees are based either on the number of claims serviced or as a percentage of losses) driven by workers’ compensation reforms (primarily in California) and overall lower claim frequency during the preceding twelve months.  Lower new business volume due to increased competition also contributed to the decline in fee income in the first quarter of 2009.

Claims and Expenses

Claims and claim adjustment expenses in the first quarter of 2009 totaled $1.62 billion, an increase of $60 million, or 4%, over the same 2008 period, primarily reflecting a decline in net favorable prior year reserve development and the impact of loss cost trends.  These factors were partially offset by declines in catastrophe losses, large property losses and non-catastrophe weather-related losses compared with the first quarter of 2008.  Net favorable prior year reserve development totaled $182 million in the first quarter of 2009, compared with net favorable prior year reserve development of $312 million in the same 2008 period.  The 2009 total was driven by better than expected loss results primarily concentrated in the general liability, commercial multi-peril, property and commercial automobile product lines for recent accident years.  The general liability and commercial multi-peril product lines experienced better than anticipated loss development that was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.  The property product line improvement primarily occurred in the latter part of the 2008 accident year as a result of better than expected claim emergence trends in the inland marine line of business.  The commercial automobile line of business experienced better than expected loss development which was attributable to more favorable legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology.  Catastrophe losses in the first quarter of 2009 totaled $12 million, compared with $57 million in the same 2008 period.  Catastrophe losses in the first quarters of both 2009 and 2008 primarily resulted from several tornadoes and hail storms.

Net favorable prior year reserve development in the first quarter of 2008 was driven by better than expected loss results primarily concentrated in the commercial multi-peril, general liability and property product lines for recent accident years.  The commercial multi-peril and general liability product lines experienced better than anticipated loss development that was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.  The general liability product line also benefited from an increase in anticipated ceded recoveries for older accident years.  The property product line improvement occurred primarily in the 2007 accident year as a result of favorable trends in certain large inland marine claim exposures and the recognition of higher than anticipated ceded recoveries for commercial property large claims.  In addition, the property product line’s 2005 accident year results experienced improvement due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina.

The amortization of deferred acquisition costs totaled $449 million in the first quarter of 2009, virtually level with the comparable 2008 total of $451 million.

General and administrative expenses in the first quarter of 2009 totaled $467 million, $49 million, or 9%, lower than the comparable total of $516 million in the same period of 2008, primarily reflecting a $26 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008, and lower expenses related to operations in runoff.

GAAP Combined Ratio

The loss and loss adjustment expense ratio in the first quarter of 2009 of 57.8% was 3.6 points higher than the comparable 2008 ratio of 54.2%.  Net favorable prior year reserve development in 2009 provided a 6.6 point benefit to the loss and loss adjustment expense ratio, whereas net favorable prior year reserve development in 2008 accounted for an 11.2 point benefit to the loss and loss adjustment expense ratio.  Catastrophe losses in the first quarters of 2009 and 2008 accounted for 0.4 points and 2.1 points, respectively, of the loss and loss adjustment expense ratio.  The 2009 first quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 0.7 points higher than the 2008 ratio on the same basis, primarily reflecting reduced underwriting margins related to pricing and loss cost trends, partially offset by lower non-catastrophe weather-related losses and fewer large property losses.  The underwriting expense ratio of 31.2% for the first quarter of 2009 was 1.2 points lower than the comparable 2008 ratio, primarily reflecting the 0.9 point impact of the reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2009	2008

Select Accounts	$738	$720
Commercial Accounts	754	732
National Accounts	409	445
Industry-Focused Underwriting	660	662
Target Risk Underwriting	517	522
Specialized Distribution	223	245
Total Business Insurance Core	3,301	3,326
Business Insurance Other	(7)	(18)
Total Business Insurance	$3,294	$3,308

	Net Written Premiums
(for the three months ended March 31, in millions)	2009	2008

Select Accounts	$731	$708
Commercial Accounts	710	673
National Accounts	259	246
Industry-Focused Underwriting	617	613
Target Risk Underwriting	422	423
Specialized Distribution	222	244
Total Business Insurance Core	2,961	2,907
Business Insurance Other	2	4
Total Business Insurance	$2,963	$2,911

In Business Insurance Core, gross written premiums in the first quarter of 2009 decreased 1% from the same period of 2008, whereas net written premiums in 2009 increased 2% over the first quarter of 2008.  The difference in growth rates between gross and net written premiums in the first quarter of 2009 was concentrated in Residual Markets within National Accounts.  A significant portion of gross written premiums for products offered by Residual Markets is ceded to other insurers and residual market pools.  As a result, the decline in gross written premiums did not have a proportional impact on net written premiums.

Select Accounts.  Net written premiums of $731 million in the first quarter of 2009 increased 3% over the same 2008 period, primarily driven by growth in new business levels.  Business retention rates remained strong and increased slightly over the first quarter of 2008.  Renewal price changes in the first quarter of 2009 declined from the same period of 2008.  New business volume increased over the first quarter of 2008, driven by the continued success of the Company’s quote-to-issue agency platform and multivariate pricing program for smaller businesses, as well as by growth in business from larger accounts served by this business unit.

Commercial Accounts.  Net written premiums of $710 million in the first quarter of 2009 increased 5% over the same prior year quarter, driven by an increase in business retention rates.  Renewal price changes remained negative, but improved over the first quarter of 2008.  The impact of improving rate trends more than offset lower coverage demands from existing customers due to general economic conditions.  New business levels in the first quarter of 2009 declined slightly from the same 2008 period, reflecting continued competitive conditions in this market.

National Accounts. Net written premiums of $259 million in the first quarter of 2009 increased 5% over the first quarter of 2008, primarily reflecting an increase in new business levels coupled with continued strong business retention rates.

Industry-Focused Underwriting.  Net written premiums of $617 million in the first quarter of 2009 increased slightly over the same 2008 period.  Premium growth in the Public Sector and Oil & Gas business units was driven by an improvement in renewal price changes and an increase in new business levels, coupled with continued strong business retention rates.  In the Agribusiness unit, premium growth in the first quarter of 2009 resulted from increases in business retention rates and renewal price changes.  These increases were largely offset by premium declines in the Technology business unit, due to renewal price changes that remained negative and a slight decline in business retention rates, and in the Construction business unit, due to declines in renewal price changes and new business levels resulting from general economic conditions.

Target Risk Underwriting.  Net written premiums of $422 million in the first quarter of 2009 declined slightly from the prior year quarter.  A decline in Inland Marine premium volume that resulted from reductions in business retention rates and new business volume was partially offset by premium growth in the Excess Casualty unit, resulting from a change in the terms of certain reinsurance treaties that resulted in a higher level of business retained.  The National Property unit’s net written premiums also increased over the first quarter of 2008, primarily reflecting an improvement in renewal price changes.

Specialized Distribution. Net written premiums of $222 million in the first quarter of 2009 decreased 9% from the same prior year quarter.  The decline was attributable to both the National Programs and Northland business units, reflecting negative renewal price changes and a reduction in new business volume as the market for these products continues to be extremely competitive.

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

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

(for the three months ended March 31, in millions)	2009	2008
Revenues
Premiums	$801	$847
Net investment income	104	122
Other revenues	6	5
Total revenues	$911	$974
Total claims and expenses	$726	$693
Operating income	$148	$208

Loss and loss adjustment expense ratio	54.7%	45.7%
Underwriting expense ratio	35.5	35.7
GAAP combined ratio	90.2%	81.4%

Overview

Operating income of $148 million in the first quarter of 2009 was $60 million, or 29%, lower than operating income in the same 2008 period, primarily driven by a decline in net favorable prior year reserve development, a small number of large non weather-related losses in the International group and a decline in net investment income.  Net favorable prior year reserve development in the first quarter of 2009 totaled $12 million, compared with $63 million in the same period of 2008.

Earned Premiums

Earned premiums of $801 million in the first quarter of 2009 declined 5% from the prior year quarter, which was attributable to the unfavorable impact of foreign currency exchange rates.  Excluding the impact of exchange rates, earned premiums in this segment increased 1% over the first quarter of 2008.

Net Investment Income

Net investment income in this segment in the first quarter of 2009 declined $18 million from the same 2008 period.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2009 compared with the same period of 2008.

Claims and Expenses

Claims and claim adjustment expenses in the first quarter of 2009 totaled $442 million, an increase of $52 million, or 13%, over the same 2008 period, primarily reflecting the decrease in net favorable prior year reserve development and a small number of large non weather-related losses in the International group, which were partially offset by the impact of foreign currency exchange rates.  Net favorable prior year reserve development totaled $12 million in the first quarter of 2009, compared with $63 million in the same period of 2008.  The 2008 net favorable prior year reserve development primarily related to better than expected results from recent accident years for employers’ liability (workers’ compensation), and public and products liability (general liability) lines of business in the International group, primarily in the United Kingdom and Ireland.  These improvements were attributable to several factors, including enhanced pricing and underwriting strategies throughout the International group and the favorable impact of legal and judicial reforms in Ireland.

The amortization of deferred acquisition costs totaled $146 million in the first quarter of 2009, 8% lower than the comparable 2008 total of $159 million.  The decline was driven by the decline in earned premiums and the impact of foreign currency exchange rates.  General and administrative expenses in the first quarter of 2009 totaled $138 million, 4% below the first quarter 2008 total of $144 million, reflecting the impact of foreign currency exchange rates.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 54.7% in the first quarter of 2009 was 9.0 points higher than the 2008 first quarter ratio of 45.7%.  The 2009 ratio included a 1.4 point benefit from net favorable prior year reserve development, whereas the 2008 ratio included a 7.4 point benefit from net favorable prior year reserve development.  The 2009 first quarter loss and loss adjustment expense ratio excluding prior year reserve development was 3.0 points higher than the 2008 ratio on the same basis, primarily reflecting the impact of a small number of large non-weather related losses within the International group as well as a change in business mix due to lower construction surety volume.  The underwriting expense ratio of 35.5% in the first quarter of 2009 was 0.2 points lower than the comparable 2008 ratio of 35.7%, driven by the decline in expenses described above.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2009	2008

Bond & Financial Products	$550	$601
International	292	345
Total Financial, Professional & International Insurance	$842	$946

	Net Written Premiums
(for the three months ended March 31, in millions)	2009	2008

Bond & Financial Products	$350	$378
International	213	266
Total Financial, Professional & International Insurance	$563	$644

The Financial, Professional & International Insurance segment’s gross written premiums of $842 million in the first quarter of 2009 decreased 11% from the same period of 2008, and net written premiums of $563 million decreased 13% from the first quarter of 2008.  Approximately half of the net written premium decline in the first quarter of 2009 was attributable to the unfavorable impact of foreign currency exchange rates, primarily in the International group.  The remainder of the decline was driven by the impact of the economic downturn on construction surety business volume and a change in the timing of certain reinsurance treaties in the Company’s operations at Lloyd’s.  In the Bond & Financial Products group (excluding the surety line of business, for which the following are not relevant measures), business retention rates in the first quarter of 2009 remained strong and increased slightly over the first quarter of 2008.  Renewal price changes increased over the first quarter of 2008, as the impact of an improving rate trend across several lines of business more than offset lower coverage demands from existing policyholders.  New business volume declined slightly due in part to the Company’s underwriting discipline.  For the International group in the first quarter of 2009, business retention rates declined from the same period of 2008, primarily due to underwriting actions taken within the Company’s operations at Lloyd’s.  Renewal price changes were flat, as compared to a decrease in the first quarter of 2008, and new business volume, after adjusting for the impact of foreign exchange rates, increased over the first quarter of 2008.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

Results of the Company’s Personal Insurance segment were as follows:

(for the three months ended March 31, in millions)	2009	2008
Revenues
Premiums	$1,743	$1,707
Net investment income	83	120
Other revenues	21	21
Total revenues	$1,847	$1,848
Total claims and expenses	$1,649	$1,598
Operating income	$154	$181

Loss and loss adjustment expense ratio	64.9%	62.9%
Underwriting expense ratio	28.4	29.3
GAAP combined ratio	93.3%	92.2%

Overview

Operating income of $154 million in the first quarter of 2009 was $27 million, or 15%, lower than operating income in the same period of 2008, primarily reflecting the impact of  higher non-catastrophe weather-related losses, an increase in catastrophe losses, investments in a direct to consumer initiative and a decline in net investment income.  These factors were partially offset by an increase in net favorable prior year reserve development, a $34 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008 and the impact of strong business retention rates, renewal price increases and growth in new business volume over the preceding twelve months.  Net favorable prior year reserve development in the first quarters of 2009 and 2008 totaled $64 million and $25 million, respectively.  Catastrophe losses in the first quarter of 2009 totaled $71 million, compared with $38 million in the same period of 2008.

Earned Premiums

Earned premiums of $1.74 billion in the first quarter of 2009 increased $36 million, or 2%, over earned premiums of $1.71 billion in the same period of 2008.  The increase reflected continued strong business retention rates, renewal price increases and growth in new business volume over the preceding twelve months.

Net Investment Income

Net investment income in this segment in the first quarter of 2009 declined $37 million from the same 2008 period.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2009 compared with the same period of 2008.

Claims and Expenses

Claims and claim adjustment expenses in the first quarter of 2009 totaled $1.13 billion, an increase of $57 million, or 5%, over the same period of 2008.  The 2009 total reflected the impact of higher non-catastrophe weather-related losses in the Homeowners and Other line of business, an increase in catastrophe losses and the impact of increased business volume, partially offset by an increase in net favorable prior year reserve development.  Net favorable prior year reserve development in the first quarters of 2009 and 2008 totaled $64 million and $25 million, respectively.  The 2009 net favorable development was concentrated in the Homeowners and Other product line and primarily reflected favorable loss experience related to Hurricanes Katrina and Ike.  The 2008 net favorable development primarily related to favorable experience from accident year 2007 for allied coverages within the Homeowners and Other product line.  This improvement was the result of lower than expected claim activity for coverages which are inherently volatile in results from year to year.  Catastrophe losses in the first quarter of 2009 totaled $71 million, compared with catastrophe losses of $38 million in the same period of 2008.  Catastrophe losses in both years primarily resulted from tornado and hail storms.

The amortization of deferred acquisition costs totaled $349 million in the first quarter of 2009, 1% higher than the comparable 2008 total of $344 million, primarily reflecting increased business volume.

General and administrative expenses totaled $170 million in the first quarter of 2009, a decrease of $11 million, or 6%, from the first quarter 2008 total of $181 million.  The decrease primarily reflected the impact of a $34 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008, partially offset by an increase in expenses due to growth in business volume and continued investments to support business growth and product development.  Those investments included the Company’s direct to consumer initiative.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 64.9% in the first quarter of 2009 was 2.0 points higher than the comparable 2008 ratio of 62.9%.  The 2009 ratio included a 4.1 point impact of catastrophe losses and a 3.7 point benefit from net favorable prior year reserve development, whereas the 2008 ratio included a 2.2 point impact of catastrophe losses and a 1.5 point benefit from net favorable prior year reserve development.  The 2009 first quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 2.3 points higher than the 2008 ratio on the same basis, primarily reflecting the impact of higher non-catastrophe weather-related losses in the Homeowners and Other line of business.  The underwriting expense ratio of 28.4% in the first quarter of 2009 was 0.9 points lower than the first quarter 2008 ratio of 29.3%, primarily reflecting the 2.0 point favorable impact of the reduction in the estimate of hurricane-related assessments, partially offset by the 1.5 point increase due to the Company’s direct to consumer initiative.

Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2009	2008

Automobile	$933	$930
Homeowners and Other	794	749
Total Personal Insurance	$1,727	$1,679

	Net Written Premiums
(for the three months ended March 31, in millions)	2009	2008

Automobile	$925	$922
Homeowners and Other	752	711
Total Personal Insurance	$1,677	$1,633

Gross and net written premiums in the first quarter of 2009 both increased 3% over the respective totals in the same period of 2008.

In the Automobile line of business, net written premiums in the first quarter of 2009 were slightly higher than in the same period of 2008.  The impact of increasing renewal price changes was largely offset by declines in new business volume and business retention rates.

In the Homeowners and Other line of business, net written premiums in the first quarter of 2009 grew 6% over the same period of 2008, driven by slight increases in renewal price changes and new business levels.  In addition, business retention rates remained strong and were consistent with the first quarter of 2008.

The Personal Insurance segment had approximately 7.4 million and 7.2 million policies in force at March 31, 2009 and 2008, respectively.

Interest Expense and Other

(for the three months ended March 31, in millions)	2009	2008
Net loss	$(50)	$(64)

The $14 million decrease in net loss in Interest Expense and Other in the first quarter of 2009 was driven by a benefit of $14 million from the favorable resolution of various prior year federal tax matters.  After-tax interest expense was $60 million in the first quarter of 2009, compared with $59 million in the same period of 2008.

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

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which had been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court.  On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Various parties appealed the district court’s March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court’s approval of an order issued by the bankruptcy court prohibiting the prosecution of the Statutory and Hawaii Actions and the Common Law Claims, as well as future similar direct action litigation, against TPC.  On February 29, 2008, TPC and certain other parties to the appeals filed petitions for rehearing and/or rehearing en banc, requesting reinstatement of the district court’s judgment, which were denied.  TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s decision and on December 12, 2008, the Petitions were granted.  On March 30, 2009, oral argument took place before the Supreme Court.  The parties await a ruling from the Supreme Court.  Unless the Supreme Court reverses the Second Circuit’s decision, and the bankruptcy court’s order is reinstated and becomes final, the settlements will be voided and TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses).  In that case, the Company intends to litigate the direct action cases vigorously.  (For a description of these matters, see “Part II—Item 1—Legal Proceedings”).

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

The Company’s quarterly asbestos reserve review includes an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. Developing payment trends among policyholders in the Home Office, Field Office and Assumed Reinsurance and Other categories are also analyzed.  In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity.  For certain policyholders an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined, and for those policyholders the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections.  Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company’s evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.

Net asbestos losses and expenses paid in the first three months of 2009 were $61 million, compared with $62 million in the same period of 2008.  Approximately 38% and 17% of total net paid losses in the first three months of 2009 and 2008, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company’s liability.  Net asbestos reserves totaled $2.85 billion at March 31, 2009, compared with $3.67 billion at March 31, 2008.

In December 2008, the Company completed the sale of Unionamerica, which comprised its United Kingdom-based runoff insurance and reinsurance businesses.  Included in the claims and claim adjustment expense reserves transferred to the purchaser were gross and net asbestos reserves of $330 million and $232 million, respectively.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2009	2008
Beginning reserves:
Direct	$3,299	$4,353
Ceded	(385)	(619)
Net	2,914	3,734
Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—
Losses paid:
Direct	83	81
Ceded	(22)	(19)
Net	61	62
Ending reserves:
Direct	3,216	4,272
Ceded	(363)	(600)
Net	$2,853	$3,672

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

Net paid losses in the first quarters of 2009 and 2008 were $22 million and $28 million, respectively.  At March 31, 2009, approximately 92% of the net environmental reserve (approximately $360 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 8% of the net environmental reserve (approximately $32 million), consists of case reserves.

In December 2008, the Company completed the sale of Unionamerica, which comprised its United Kingdom-based runoff insurance and reinsurance businesses.  Included in the claims and claim adjustment expense reserves transferred to the purchaser were gross and net environmental reserves of $40 million and $33 million, respectively.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2009	2008
Beginning reserves:
Direct	$400	$478
Ceded	14	12
Net	414	490
Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—
Losses paid:
Direct	22	28
Ceded	—	—
Net	22	28
Ending reserves:
Direct	378	450
Ceded	14	12
Net	$392	$462

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at March 31, 2009 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the  insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants, although in recent years the Company has noted a decrease in the number and volatility of asbestos-related bankruptcies.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also, see “Part II—Item 1, Legal Proceedings”).

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

INVESTMENT PORTFOLIO

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. government bonds, tax-exempt U.S. municipal bonds, and taxable corporate bonds and mortgage-backed securities.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa1” at March 31, 2009 and December 31, 2008.  Below investment grade securities represented 2.0% of the total fixed maturity investment portfolio at the end of both periods.  The average duration of fixed maturities and short-term securities was 4.2 (4.6 excluding short-term investments) at both March 31, 2009 and December 31, 2008.

The Company’s fixed maturity investment portfolio at March 31, 2009 included $40.20 billion of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico, and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio are $5.44 billion of advance refunded or escrowed-to-maturity bonds.  Advance refunded and escrowed-to-maturity bonds are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. Such escrow accounts are verified as to their sufficiency by an external auditor and almost exclusively involve U.S. Treasury securities.  On April 2, 2009, municipal securities issued by local governments within the United States were assigned a negative outlook by Moody’s Investors Service.

The Company bases its investment decision on the credit characteristics of the municipal security; however, its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default.  The downgrade during 2008 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of the securities to the underlying rating of the respective security.  Of the insured municipal securities in the Company’s investment portfolio at March 31, 2009, approximately 99% were rated at A3 or above, and approximately 81% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a further loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa3” at March 31, 2009.  The average credit rating of the entire municipal bond portfolio was “Aa1” at March 31, 2009 with and without the third-party insurance.

At March 31, 2009 and December 31, 2008, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $731 million and $766 million, respectively. At March 31, 2009, approximately $249 million of these securities, or the loans backing such securities, contained guarantees by the United States Government or a government-sponsored enterprise and $18 million were comprised of Canadian non-guaranteed securities.  The average credit rating of the $482 million of non-guaranteed securities at March 31, 2009 was “Aaa,” and 93% of those securities were issued in 2004 and prior years.  The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to its relatively small size and the underlying credit strength of these securities.

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

At March 31, 2009 and December 31, 2008, the Company held CMOs classified as available for sale with a fair value of $2.76 billion and $2.84 billion, respectively (in addition to the CMBS securities of $731 million and $766 million, respectively, described above). Approximately 36% and 35% of the Company’s CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at March 31, 2009 and December 31, 2008, respectively. In addition, the Company held $3.12 billion and $3.22 billion of GNMA, FNMA, FHLMC (excluding FHA project loans which are included with CMBS) mortgage-backed pass-through securities classified as available for sale at March 31, 2009 and December 31, 2008, respectively.  The average credit rating of all of the above securities was “Aaa” at both dates.

The Company’s fixed maturity investment portfolio at March 31, 2009 and December 31, 2008 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective market value of $205 million and $206 million, respectively (comprising approximately 0.3% of the Company’s total fixed maturity investments at both dates).  The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional asset-backed securities collateralized by sub-prime mortgages at discounted prices.  The Company purchased $20 million and $47 million of such securities in the first quarter of 2009 and the year ended December 31, 2008, respectively.  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entity’s requirements for credit score but do not meet the government-sponsored entity’s guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Aa3” and “Aa2” at March 31, 2009 and December 31, 2008, respectively.  Approximately $75 million of the Company’s asset-backed securities collateralized by sub-prime and alternative documentation mortgages were downgraded in the first quarter of 2009.  An additional $2 million of such securities were placed on credit watch during the first quarter of 2009.

The Company’s real estate investments include warehouses and office buildings and other commercial land and properties that are directly owned.  The Company’s other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company’s fixed maturity investments.

While these asset classes have historically provided a higher return than fixed maturities, in the first quarter of 2009 the returns were significantly lower than in prior periods and, in the aggregate, produced negative investment income, reflecting the challenging capital market conditions that have persisted in recent months.  At March 31, 2009 and December 31, 2008, the carrying value of the Company’s other investments was $2.77 billion and $3.04 billion, respectively.

OUTLOOK

The Company’s objective is to enhance its position as a consistently profitable market leader and a cost-effective provider of property and casualty insurance in the United States and in selected international markets. A variety of factors continue to affect the property and casualty insurance market and the Company’s core business outlook for the remainder of 2009, including general economic conditions, competitive conditions in the markets served by the Company’s business segments, loss cost trends, interest rate trends and the investment environment.

General Economic Conditions.  The United States and other countries around the world have been experiencing deteriorating economic conditions, including challenging capital market conditions that have persisted in recent months.  If this trend in economic conditions continues or deteriorates further in the remainder of 2009, it could adversely affect the Company’s results in future periods.  During an economic downturn, demand for the Company’s products may decrease, and credit risk associated with agents, customers, reinsurers, co-sureties, collateral and the Company’s investment portfolio may be adversely impacted.  In addition, in an inflationary environment, loss costs may increase.  Such costs may also increase in an economic downturn, due to an increase in fraudulent reporting of claims, reduced maintenance of insured property or increased frequency of small claims.  Moreover, although the Company does not anticipate needing additional capital in the near term due to the Company’s strong current financial position, financial market disruption may make it difficult for the insurance industry generally, and the Company in particular, to raise additional capital, when needed, on acceptable terms or at all.  As discussed below, losses on the Company’s investment portfolio may adversely impact the Company’s shareholders’ equity and statutory surplus.  As further discussed below, the interest rate environment and general economic conditions could further impact the net investment income the Company is able to earn on both its fixed maturity investments and other invested assets.

Competition.  The Company expects property casualty insurance market conditions to continue to be very competitive through the remainder of 2009, particularly for new business.  If the current disruption in the insurance marketplace continues, there may be increased opportunity for new business, but competition for that new business may also be significant.  For example, competitors that are experiencing financial difficulties may, in an effort to maintain their business, offer products at prices and on terms that are not consistent with the Company’s economic standards.  The pricing environment for new business generally has less of an impact on underwriting profitability than renewal price changes, particularly in an environment of high retention rates, which the Company has experienced over the past several years.  In the Business Insurance and the Financial, Professional & International Insurance segments, the Company expects renewal price changes in the remainder of 2009 to be flat with or modestly higher than their 2008 levels.  With regard to the components comprising renewal price changes, the potential slight improvement in rates in the remainder of 2009 in some product lines is expected to be largely offset by a decline in exposures.  In the Personal Insurance segment in the remainder of 2009, the Company expects that automobile and homeowners renewal price changes will increase slightly over their 2008 levels.  These expectations, when combined with expected modestly increased loss costs, will likely result in somewhat reduced underwriting profitability.  In personal auto, increased price sensitivity of long-tenured policyholders due to the economic downturn and competitive pressures could result in reduced business retention that could lead to reduced margins beyond what the Company currently expects.  In March 2009, the Company announced a direct to consumer initiative within Personal Insurance, enhancing the Company’s ability to compete successfully in the marketplace by broadening its target customer base.  This investment is expected to increase expenses and reduce underwriting profitability for a number of years as the book of business is built.

Loss Cost Trends.  Loss cost trends are primarily driven by changes in claim frequency and claim severity.  The industry has generally experienced unprecedented low levels of non-catastrophe-related claim frequency over the last several years.  The Company expects this level of claim frequency to continue for the remainder of 2009 in certain lines of business, while claim frequency is expected to increase modestly for other lines of business.  The Company also expects severity to increase modestly for non-catastrophe-related claims.  In the Business Insurance and Financial, Professional & International Insurance segments, the Company experienced a higher than anticipated level of large, non weather-related losses during 2008.  In the

Financial, Professional & International Insurance segment, large, non weather-related losses, while consistent with the Company’s expectations for the first quarter of 2009, have been higher in recent quarters than historical levels.  In the Personal Insurance segment, the Company experienced a higher than anticipated level of non-catastrophe weather-related losses during 2008 and the first quarter of 2009.  If these are trends that continue in the remainder of 2009, they will negatively impact underwriting profit.

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

In recent periods, the Company has recorded net favorable prior year reserve development, driven by better than expected loss experience in all of the Company’s segments for prior loss years.  If better than expected loss experience continues, the Company may record additional net favorable prior year reserve development in the remainder of 2009.  In that case, the Company may also concurrently revise favorably its current year loss estimates.  However, better than expected loss experience may not continue or may reverse, in which case the Company may record no favorable prior year reserve development or net unfavorable prior year reserve development in future periods.  In that case, the Company may revise current year loss estimates upward in future periods.

Interest Rate Trends and the Investment Environment.  Changes in the general interest rate environment affect the returns available on new investments. While a rising interest rate environment enhances the returns available on new fixed maturity investments, thereby favorably impacting net investment income, it reduces the market value of existing fixed maturity investments and, therefore, shareholders’ equity. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting net investment income, but increases the market value of existing investments and therefore, shareholders’ equity.  The Company had a net pretax unrealized gain of $732 million in its total fixed maturities portfolio at March 31, 2009, compared with a net pretax unrealized loss of $294 million at December 31, 2008.  In the first quarter of 2009, yields on municipal fixed maturity securities declined, which increased the market value of the Company’s portfolio of such securities.  The increase in net unrealized investment gains in the municipal fixed maturity portfolio accounted for 74% of the change in the Company’s consolidated net unrealized investment gain/(loss) position since December 31, 2008.

The credit market disruption that occurred in the second half of 2008 and continued into the first quarter of 2009 resulted in a lack of liquidity in certain sectors of the credit markets and a widening of credit spreads generally.  At March 31, 2009, the Company had unrealized investment losses of $673 million on securities for which fair value was less than 80% of cost of the security.  If the market disruption continues and interest rates (inclusive of credit spreads) remain steady or rise, the amount of securities in an unrealized loss of greater than 20% may age and significant additional unrealized investment losses could occur in the portfolio.  These circumstances may result in significant realized losses through sales of securities or other-than-temporary impairment charges in the remainder of 2009.

At March 31, 2009, approximately 4% of the Company’s invested assets were comprised of equity securities, private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital investments and trading securities, which are subject to greater volatility than fixed maturity investments. General economic conditions, capital market conditions and many other factors beyond the Company’s control may affect the value of these non-fixed maturity investments and the realization of net investment income.  For example, reduced liquidity in the capital markets could adversely impact the Company’s investment portfolio, particularly investments in private equity limited partnerships, real estate partnerships and hedge funds, resulting in a decline in transaction volume in these asset classes, and as a result, lower net investment income. For the quarter ended March 31, 2009, these non-fixed maturity investments collectively produced negative investment income.  If the current unfavorable economic environment persists during the remainder of 2009, the Company may continue to experience negative returns from these investments.  The Company is not able to predict future market conditions or their impact on net investment income.

Net investment income is an important contributor to the Company’s results of operations, and the Company expects the investment environment to remain challenging through the remainder of 2009, particularly with respect to its non-fixed maturity investment portfolio.

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

At March 31, 2009, total cash, short-term invested assets and other readily marketable securities aggregating $2.55 billion were held at the holding company.  The assets held at the holding company are sufficient to meet the holding company’s current liquidity requirements.  These liquidity requirements primarily include shareholder dividends and debt service.  The Company has a shelf registration with the Securities and Exchange Commission which permits it to issue securities.  The Company also has a $1.0 billion line of credit facility with several major banks that expires in the second quarter of 2010.  This line of credit also backs up the Company’s $800 million commercial paper program, of which $100 million was outstanding at March 31, 2009.  The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company currently utilizes letters of credit issued by major banks to support its operations at Lloyd’s.  As a result of movement in foreign currency exchange rates, additional capital, which the Company provided by obtaining additional letters of credit issued by major banks during the first quarter of 2009, was required to support the Company’s operations at Lloyd’s.  If letters of credit are not available at a reasonable price or at all in the future, the Company may have to seek alternative means of supporting its operations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first three months of 2009 and 2008 totaled $813 million and $927 million, respectively.  Cash flows in the first quarter of 2009 reflected lower levels of collected premiums and net investment income, as well as an increase in claims and claim adjustment expense payments, compared with the first quarter of 2008.

Investing Activities

Net cash flows used in investing activities in the first three months of 2009 totaled $583 million, compared with net cash flows provided by investing activities of $694 million in the same period of 2008. Fixed maturity securities accounted for the majority of investment purchases, sales and maturities in both years.  The carrying value of the Company’s consolidated total investments at March 31, 2009 increased $1.42 billion from year-end 2008, primarily reflecting strong operating cash flows and a $1.06 billion pretax increase in net unrealized gains on investment securities, partially offset by dividends paid to shareholders and debt maturities.

The Company’s management of the duration of the fixed maturity investment portfolio generally produces a duration that exceeds the estimated duration of the Company’s net insurance liabilities.  The average duration of fixed maturities and short-term securities was 4.2 (4.6 excluding short-term investments) at both March 31, 2009 and December 31, 2008.

The primary goals of the Company’s asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows.  Generally, the expected principal and interest payments produced by the Company’s fixed maturity portfolio adequately fund the estimated runoff of the Company’s insurance reserves.  Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed maturity portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of the Company’s ability to fund the payment of claims without having to sell illiquid assets or access credit facilities.

Financing Activities

Net cash flows used in financing activities in the first three months of 2009 totaled $335 million, compared with $1.59 billion in the same 2008 period.  The 2009 total primarily reflected dividends to shareholders and the repayment of debt, partially offset by the proceeds from employee stock option exercises.  The 2008 total primarily reflected common share repurchases, the repayment of debt and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.  On March 3, 2009, the Company’s zero coupon convertible notes with an effective yield of 4.17% and a remaining principal balance of $141 million matured and were fully paid.  The Company’s debt-to-capital ratio of 18.9% at March 31, 2009 was slightly below its 20% targeted level.

Dividends paid to shareholders totaled $178 million and $179 million in the first three months of 2009 and 2008, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

During the three months ended March 31, 2009, the Company did not repurchase any common shares under its share repurchase authorization, and the Company may not repurchase any common shares under the authorization during the remainder of 2009.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including market conditions, potential investment opportunities, the Company’s share performance, corporate and regulatory requirements and catastrophe losses.  Share repurchase levels in prior periods may not be indicative of future repurchase activity.  The potential reduction in share repurchases in 2009 reflects current economic conditions and not a fundamental change in the Company’s capital management strategy.  At March 31, 2009, the Company had $3.81 billion of capacity remaining under its share repurchase authorization.

The following table summarizes the components of the Company’s capital structure at March 31, 2009 and December 31, 2008.

(in millions)	March 31, 2009	December 31, 2008
Debt:
Short-term	$102	$242
Long-term	5,938	5,938
Net unamortized fair value adjustments and debt issuance costs	(1)	1
Total debt	6,039	6,181
Preferred shareholders’ equity	87	89
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	26,642	26,130
Accumulated other changes in equity from nonowner sources	(232)	(900)
Total shareholders’ equity	26,497	25,319
Total capitalization	$32,536	$31,500

The $1.04 billion increase in total capitalization from year-end 2008 reflected an increase in unrealized appreciation on investment securities and net income in the first quarter of 2009, partially offset by dividends to shareholders and debt maturities.

Catastrophe Reinsurance Coverage

The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to help manage its exposure to losses resulting from catastrophes.  In addition to the coverage provided under this treaty, the Company also utilizes a catastrophe bond program, as well as a Northeast catastrophe reinsurance treaty, to protect against losses resulting from catastrophes in the Northeastern United States.  The Company’s catastrophe reinsurance coverage is described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company’s insurance operations could be negatively impacted by a downgrade in one or more of the Company’s claims-paying or debt ratings. If this were to occur, the Company could experience a reduced demand for certain products in certain markets. Additionally, the Company’s ability to access the capital markets could be impacted by a downgrade in one or more of the Company’s debt ratings.  If this were to occur, the Company could incur higher borrowing costs.

Claims — Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Guarantee Company of Canada and Travelers Insurance Company Limited as of April 30, 2009.  The table also presents S&P’s Lloyd’s Syndicate Assessment rating for Travelers Syndicate Management — Syndicate 5000.  The table presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best		Moody’s		S&P	Fitch
Travelers Reinsurance Pool (a)(b)	A+	(2nd of 16)	Aa2	(3rd of 21)	AA- (4th of 21)	AA (3rd of 24)
Travelers C&S Co. of America	A+	(2nd of 16)	Aa2	(3rd of 21)	AA- (4th of 21)	AA (3rd of 24)
First Floridian Auto and Home Ins. Co.	A-	(4th of 16)		—	—	AA (3rd of 24)
First Trenton Indemnity Company	A	(3rd of 16)		—	—	AA (3rd of 24)
The Premier Insurance Company of Massachusetts	A	(3rd of 16)		—	—	—
Travelers C&S Co. of Europe, Ltd.	A+	(2nd of 16)	Aa2	(3rd of 21)	AA- (4th of 21)	—
Travelers Guarantee Company of Canada	A	(3rd of 16)		—	—	—
Travelers Insurance Company Limited	A	(3rd of 16)		—	—	—
Travelers Syndicate Management Limited — Syndicate 5000		—		—	3- (9 of 15)	—

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

Debt Ratings

The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries as of April 30, 2009.  The table also presents the position of each rating in the applicable agency’s rating scale.

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

Rating Agency Actions

The following rating agency actions were taken with respect to the Company from January 1, 2009 through April 30, 2009:

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

A portion of the Company’s gross claims and claim adjustment expense reserves are for asbestos and environmental claims and related litigation, which totaled $3.59 billion at March 31, 2009. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2009			December 31, 2008
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,320	$11,945	$18,265	$6,529	$11,809	$18,338
Property	1,297	876	2,173	1,414	858	2,272
Commercial multi-peril	1,974	1,902	3,876	1,988	1,968	3,956
Commercial automobile	2,403	1,522	3,925	2,413	1,511	3,924
Workers’ compensation	9,382	7,042	16,424	9,419	6,872	16,291
Fidelity and surety	674	1,156	1,830	697	1,168	1,865
Personal automobile	1,450	938	2,388	1,448	1,043	2,491
Homeowners and personal—other	653	802	1,455	633	800	1,433
International and other	2,052	1,887	3,939	2,120	1,956	4,076
Property-casualty	26,205	28,070	54,275	26,661	27,985	54,646
Accident and health	66	9	75	68	9	77
Claims and claim adjustment expense reserves	$26,271	$28,079	$54,350	$26,729	$27,994	$54,723

The amounts previously disclosed at December 31, 2008 for commercial multi-peril case and IBNR reserves, as well as the total case and IBNR reserves, have been increased and decreased by $172 million, respectively, to correct a classification error at year-end.  The reclassification had no impact on total claims and claim adjustment expense reserves reported at December 31, 2008.

The $373 million decline in gross claims and claim adjustment expense reserves since December 31, 2008 primarily reflected favorable prior year reserve development and payments related to operations in runoff, partially offset by growth in business volume.

Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table above.  Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

Property-casualty insurance policies are either written on a claims-made or on an occurrence basis.  Claims-made policies generally cover, subject to requirements in individual policies, claims reported during the policy period.  Policies that are written on an occurrence basis require that the insured demonstrate that a loss occurred in the policy period, even if the insured reports the loss many years later.

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

For some lines, the impact of large individual claims can be material to the analysis. These lines are generally referred to as being “low frequency/high severity,” while lines without this “large claim” sensitivity are referred to as “high frequency/low severity.”  Estimates of claim liabilities for low frequency/high severity lines can be sensitive to the impact of a small number of potentially large claims.  As a result, the role of judgment is much greater for these reserve estimates. In contrast, for high frequency/low severity lines the impact of individual claims is relatively minor and the range of reasonable reserve estimates is narrower and more stable.

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

Actuarial methods for analyzing and estimating claims and claim adjustment expense reserves

The principal estimation and analysis methods utilized by the Company’s actuaries are the paid development method, the case incurred development method, the Bornhuetter-Ferguson (BF) method, and average value analysis combined with the reported claim development method.  The BF method is usually utilized for more recent accident periods, with a transition to other methods as the underlying claim data becomes more voluminous and therefore more credible.  These are typically referred to as traditional actuarial methods.  (See Glossary in the Company’s 2008 Annual Report on Form 10-K for an explanation of these methods.)

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

The methods described above are generally utilized to evaluate management’s existing estimate for prior accident periods.  For the initial estimate of the current accident year, the available claim data is typically insufficient to produce a reliable indication.  Hence, the initial estimate for an accident year is generally based on a loss ratio projection method, which uses the earned premium for the current year multiplied by a projected loss ratio.  The projected loss ratio is determined through an analysis of prior periods’ experience, using loss trend, rate level differences, mix of business changes and other known or observed factors influencing the current accident year relative to prior accident years.  The exact number of prior accident years utilized varies by product line component, based on the volume of business for that component and the reliability of an individual accident year estimate.

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

The reinsurance agreement that the Company entered into as part of its catastrophe bond program is a dual trigger contract and meets the requirements to be accounted for as reinsurance in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.  The Company’s catastrophe bond program is described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Recoverables attributable to structured settlements relate primarily to personal injury claims, of which workers’ compensation claims comprise a significant portion, for which the Company has purchased annuities and remains contingently liable in the event of a default by the companies issuing the annuities. Recoverables attributable to mandatory pools and associations relate primarily to workers’ compensation service business and have the obligation of the participating insurance companies on a joint and several basis supporting these cessions.

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	March 31, 2009	December 31, 2008
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$9,230	$9,376
Allowance for uncollectible reinsurance	(607)	(618)
Net reinsurance recoverables	8,623	8,758
Structured settlements	3,503	3,517
Mandatory pools and associations	1,939	1,957
Total reinsurance recoverables	$14,065	$14,232

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

•                  Level 3 - Valuations based on models where significant inputs are not observable.  The unobservable inputs reflect the Company’s own assumptions about the inputs that market participants would use.

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

During the fourth quarter of 2008, the Company began using additional independent pricing services to further test the primary pricing service’s valuation of the Company’s fixed maturity portfolio, and will continue to use such additional pricing services in future quarters.  Using month-end data from January 2009, the secondary pricing services provided fair value estimates on approximately 98% of the fixed maturity portfolio, and those estimates, in the aggregate, were not materially different than the estimated fair value provided by the Company’s primary pricing service.

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

Equities — Public Common and Preferred

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

Other Investments

Public Common and Other Securities

The Company holds investments in various publicly-traded securities which are reported in other investments.  The $44 million fair value of these investments is disclosed in Level 1.  These investments include securities in the Company’s trading portfolio ($18 million), mutual funds ($11 million) and various other small holdings ($15 million).

Venture Capital Investments and Non-Public Common and Preferred Equity Securities

The Company holds investments in venture capital investments and non-public common and preferred equity securities, with a fair value estimate of $231 million at March 31, 2009, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Included in the $231 million fair value estimate is one private common stock with a fair value estimate of $168 million at March 31, 2009, for which the estimate of fair value is provided by a third party appraiser on behalf of the investee and adjusted for a liquidity discount which takes into consideration the restriction on the common stock.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at March 31, 2009 in the amount disclosed in Level 3.

Derivatives

The Company uses derivatives generally to hedge its net investment in a foreign subsidiary.  The Company also holds non-public warrants in a public company and has convertible bonds containing embedded conversion options that are reported separately from the host bond contract.  For the derivatives used to hedge the net investment of a foreign subsidiary, the Company uses quoted market prices to estimate fair value and includes the fair value estimate, which was in an asset position of approximately $1 million at March 31, 2009, in Level 1.  The Company estimates fair value for the warrants using an option pricing model with observable market inputs.  Because the warrants are not market traded and information concerning market participants is not available, the Company includes the fair value estimate of $54 million at March 31, 2009 in the amount disclosed in Level 3 - other investments.  The Company separately values the embedded conversion options based on observable market inputs and includes the estimate of fair value in Level 2.

Valuation of Investments Not Reported at Fair Value in Financial Statements

Short-term Securities

The Company’s short-term investments consist mainly of high-quality commercial paper (primarily A1/P1) with an average of 49 days to maturity at March 31, 2009.  Additionally, it is the Company’s policy to not invest in structured products for its short-term investments.  The Company believes that there is insignificant credit risk in its short-term portfolio and that amortized cost approximates fair value.  The Company includes short-term investments in its impairment monitoring to identify any credit issues.

Real Estate

Real estate is recorded on the purchase date at the purchase price, which generally represents fair value, and is supported by internal analysis or external appraisals, using discounted cash flow analyses and other acceptable valuation techniques.  Real estate is subsequently carried at the Company’s cost, net of depreciation.

Other Investments

The Company’s investment portfolio includes other investments not carried at fair value which include private equity limited partnerships, hedge funds, real estate partnerships (together, partnerships), joint ventures and mortgage loans.  The Company uses the equity method of accounting for its investments in partnerships and joint ventures, and amortized cost is used for mortgage loans.

The partnerships generally report investments on their balance sheet at fair value.  The financial statements prepared by the investee are received by the Company on a lag basis, with the lag period generally dependent upon the type of underlying investments.   The private equity partnerships and real estate partnerships provide financial information quarterly which is generally available to investors, including the Company, within three to six months following the date of the reporting period.  The hedge funds provide financial information monthly, which is generally available to investors within one month following the date of the reporting period.  The Company regularly requests financial information from the partnerships prior to the receipt of the partnerships’ financial statements, and records any material information obtained from these requests in the financial statements.

Investment Impairments

The Company recognizes an impairment loss when an invested asset’s value declines below cost, adjusted for accretion, amortization and previous other-than-temporary impairments (new cost basis), and it is determined that the decline is other-than-temporary.  Some of the factors considered in evaluating whether a decline in fair value is other-than-temporary include:  (1) the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; (2) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities; (3) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities, or cost for equity securities; and (4) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices. When the Company determines that an invested asset is other-than-temporarily impaired, the invested asset is written down to fair value, and the amount of the impairment is included in earnings as a realized investment loss.  The fair value then becomes the new cost basis of the investment, and any subsequent recoveries in fair value, other than amounts accreted to the expected recovery amount, are recognized at disposition.  Due to the subjective nature of the Company’s analysis and estimates of fair value, along with the judgment that must be applied in the analysis, it is possible that the Company could reach a different conclusion whether or not to impair a security if it had access to additional information about the investee.  Additionally, it is possible that the investee’s ability to meet future contractual obligations may be different than what the Company determined during its analysis, which may lead to a different impairment conclusion in future periods.

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

The Company’s process for identifying and reviewing invested assets for impairments during any quarter includes the following:

•                  Identification and evaluation of investments that have possible indications of other-than-temporary impairment, which includes an analysis of all investments with gross unrealized investment losses that have fair values less than 80% of cost;

•                  Review and evaluation of external and internal portfolio managers’ recommendations for other-than-temporary impairments of any other investments based on the investee’s current financial condition, liquidity, near-term recovery prospects, the outlook for the business sectors in which the investee operates and other factors (in addition to reviewing investments with an estimated fair value of less than 80% of cost);

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

Sales of Temporarily Impaired Invested Assets

The Company may, from time to time, sell invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date.  Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in the Company’s intent or ability to hold an invested asset.  The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in an individual subsidiary’s liquidity needs, or changes in tax laws or the regulatory environment.

Fixed Maturities and Equity Securities

An investment in a fixed maturity or equity security which is available for sale is impaired if its fair value falls below its cost or new cost basis, and the decline is considered to be other-than-temporary. A fixed maturity security is other-than-temporarily impaired if it is probable that the Company will not be able to collect all amounts due under the security’s contractual terms, the Company does not have the intent to hold the security, or the Company does not expect to recover its cost over a forecasted recovery period.  Additionally, for certain securitized financial assets with contractual cash flows (including asset-backed securities), the Company updates its estimate of the present value of expected cash flows over the life of the security on a quarterly basis.  If management determines that the fair value of the securitized financial asset and the present value of the asset’s cash flows estimated at the current financial reporting date are less than the present value of the estimated cash flows at the date of purchase (or previous financial reporting date), then an other-than-temporary impairment is recognized and the securitized financial asset is written down to fair value.  Equity securities are other-than-temporarily impaired when it becomes apparent that the Company will not recover its cost over a forecasted recovery period.

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

Other Investments

Mortgage Loans

A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due.  For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and the fair market value of the underlying collateral.  In estimating fair value, the Company uses interest rates reflecting the current real estate financing market returns.  The Company did not have any impaired mortgage loans at March 31, 2009 and December 31, 2008.

Venture Capital Investments and Non-Public Common and Preferred Equity Securities

Externally managed venture capital investments and non-public common and preferred equity securities are reviewed quarterly for other-than-temporary impairment by the external fund manager and the Company’s portfolio managers.  Internally managed venture capital investments and non-public and preferred equity securities are reviewed quarterly by the Company’s portfolio managers.  The Company’s portfolio managers and the external fund manager review and consider a variety of factors in determining the valuation of the investments and the potential for other-than-temporary impairments. Factors considered include the following:

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

Other Investments Excluding Venture Capital Investments and Non-Public Common and Preferred Equity Securities

Included in other investments are private equity limited partnerships, investments in hedge funds and real estate partnerships that generally report investments on their balance sheet at fair value and are accounted for by the Company using the equity method of accounting. The Company reviews these investments for impairment no less frequently than quarterly and monitors the performance throughout the year through discussions with the managers/general partners.  If the Company becomes aware of an impairment of a partnership’s investments at the balance sheet date prior to receiving the partnership’s financial statements, it will recognize an impairment by recording a reduction in the carrying value of the partnership with a corresponding charge to net investment income.

The following table summarizes, for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at March 31, 2009, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$56	$116	$28	$—	$200
Other	169	189	67	—	425
Total fixed maturities	225	305	95	—	625
Equity securities	18	30	—	—	48
Total	$243	$335	$95	$—	$673

Goodwill and Other Intangible Assets Impairments

The Company performs a review, on at least an annual basis, of goodwill held by the reporting units which are the Company’s three operating and reportable segments: Business Insurance, Financial, Professional & International Insurance, and Personal Insurance.  The Company estimates the fair value of its reporting units and compares it to their respective carrying values, including goodwill.  If the carrying values of the reporting units exceed their fair value, the amount of the impairment is calculated and goodwill is adjusted accordingly.

In the fourth quarter of 2008, the Company changed its methodology for estimating the fair value of its reporting units from a multiple of earnings model to a discounted cash flow model.  This change was made as a result of the effects of a severe disruption of the credit and equity markets and significant changes in the insurance industry that caused disparities between the multiple of earnings of the Company and the observed multiple of earnings of its competitors.  The discounted cash flow model is an income approach to valuation that is based on a more detailed analysis for deriving a current fair value of reporting units and is more representative of the Company’s reporting units’ current and expected future financial performance.  The change in methodology resulted in a change in estimate of the fair value of the reporting units for purposes of testing goodwill impairment.  Other indefinite-lived intangible assets held by the Company are also reviewed for impairment on at least an annual basis.  The classification of the asset as indefinite-lived is reassessed, and an impairment is recognized if the carrying amount of the asset exceeds its fair value.

Intangible assets deemed to have a finite useful life are amortized over their useful lives.  The carrying amount of intangible assets with a finite useful life is regularly reviewed for indicators of impairment in value.  Impairment is recognized only if the carrying amount of the intangible asset is not recoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the fair value of the asset.

OTHER MATTERS

Unresolved Staff Comments

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance subsequently asked for further information, which the Company provided. Specifically, the staff asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being considered may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at March 31, 2009 and December 31, 2008, 2007, 2006, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and other intangible assets) at March 31, 2009 and December 31, 2008, 2007, 2006, 2005 and 2004 would not be material.  Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet at April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the Division) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC.  The Company cooperated with the Division’s requests for information.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Specifically, earnings guidance, statements about the Company’s share repurchase plans, statements about the potential impact of the recent disruption in the investment markets and other economic conditions on the Company’s investment portfolio and underwriting results are forward looking, and the Company may make forward-looking statements about its results of operations (including, among others, premium volume, net and operating income, investment income, return on equity, expected current returns and combined ratio), and financial condition (including, among others, invested assets and liquidity); the sufficiency of the Company’s asbestos and other reserves (including, among others, asbestos claim payment patterns); the cost and availability of reinsurance coverage; catastrophe losses; investment performance; investment, economic and underwriting market conditions; and strategic initiatives.  Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

Some of the factors that could cause actual results to differ include, but are not limited to, the following: catastrophe losses could materially and adversely affect the Company’s business; financial disruption or a prolonged economic downturn may materially and adversely affect the Company’s business; the Company’s investment portfolio may suffer reduced returns or material losses; the Company may not be able to collect all amounts due to it from reinsurers, and reinsurance coverage may not be available to the Company in the future at commercially reasonable rates or at all; the Company is exposed to credit risk in certain of its business operations; if actual claims exceed the Company’s loss reserves, or if changes in the estimated level of loss reserves are necessary, the Company’s financial results could be materially and adversely affected; the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation; the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; the effects of emerging claim and coverage issues on the Company’s business are uncertain; the intense competition that the Company faces could harm its ability to maintain or increase its business volumes and its profitability; the insurance industry and the Company are the subject of a number of investigations by state and federal authorities in the United States, and the Company cannot predict the outcome of these investigations or the impact on its business practices or financial results; the Company’s businesses are heavily regulated, and changes in regulation may reduce the Company’s profitability and limit its growth; a downgrade in the Company’s claims-paying and financial strength ratings could adversely impact its business volumes, adversely impact its ability to access the capital markets and increase its borrowing costs; the inability of the Company’s insurance subsidiaries to pay dividends to their holding company in sufficient amounts would harm the Company’s ability to meet its obligations and to pay future shareholder dividends; disruptions to the Company’s relationships with its independent agents and brokers could adversely affect the Company; loss of or significant restriction on the use of credit scoring in the pricing and underwriting of Personal Insurance products could reduce the Company’s future profitability; the Company is subject to a number of risks associated with its business outside the United States; the Company could be adversely affected if its controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective; the Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology; some strategic initiatives are long-term in nature and may negatively impact the Company’s expense ratios as it invests and may not be successful; if the Company experiences difficulties with technology, data security and/or outsourcing relationships, its ability to conduct its business could be negatively impacted; and acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the caption “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the most recent annual report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk components since December 31, 2008.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In the first quarter of 2009, the Company updated certain of its financial accounting systems, which included the implementation of new general ledger, accounts payable and fixed asset accounting systems.  Management has reviewed and tested the internal controls affecting this implementation as part of its overall evaluation of internal controls over financial reporting.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Other than the financial accounting system implementations described above, there were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

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

Asbestos Direct Action Litigation — In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against TPC and other insurers (not including SPC) in state court in West Virginia. These and other cases subsequently filed in West Virginia were consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia. The plaintiffs allege that the insurer defendants engaged in unfair trade practices in violation of state statutes by inappropriately handling and settling asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Similar lawsuits alleging inappropriate handling and settling of asbestos claims were filed in Massachusetts and Hawaii state courts.  These suits are collectively referred to as the Statutory and Hawaii Actions.

In March 2002, the plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court amended their complaint to include TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  The plaintiffs seek damages, including punitive damages. Lawsuits seeking similar relief and raising similar allegations, primarily violations of purported common law duties to third parties, have also been asserted in various state courts against TPC and SPC. The claims asserted in these suits are collectively referred to as the Common Law Claims.

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

Various parties appealed the district court’s March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court’s approval of an order issued by the bankruptcy court prohibiting the prosecution of the Statutory and Hawaii Actions and the Common Law Claims, as well as future similar direct action litigation, against TPC.  On February 29, 2008, TPC and certain other parties to the appeals filed petitions for rehearing and/or rehearing en banc, requesting reinstatement of the district court’s judgment, which were denied.  TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s decision, and on December 12, 2008, the Petitions were granted.  On March 30, 2009, oral argument took place before the Supreme Court. The parties await a ruling from the Supreme Court. Unless the Supreme Court reverses the Second Circuit’s decision, and the bankruptcy court’s order is reinstated and becomes final, the settlements will be voided, and TPC will have no obligation to pay the amounts due under the settlement agreements (other than certain administrative expenses).  In that case, the Company intends to litigate the direct action cases vigorously.

SPC, which is not covered by the Manville bankruptcy court rulings or the settlements described above, is a party to pending direct action cases in Texas state court asserting common law claims.  All such cases that are still pending and in which SPC has been served are currently on the inactive docket in Texas state court.  If any of those cases becomes active, SPC intends to litigate those cases vigorously. SPC was previously a defendant in similar direct actions in Ohio State court. Those actions have all been dismissed following favorable rulings by Ohio trial and appellate courts.

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

Other Proceedings

Reinsurance Litigation — From time to time, the Company is involved in proceedings addressing disputes with its reinsurers regarding the collection of amounts due under the Company’s reinsurance agreements. These proceedings may be initiated by the Company or the reinsurers and may involve the terms of the reinsurance agreements, the coverage of particular claims, exclusions under the agreements, as well as counterclaims for rescission of the agreements. One of these disputes is the action described in the following paragraphs.

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

In November 2007, the court issued rulings denying Gulf’s motion for partial summary judgment against Gerling, the sole remaining defendant, but granting Gerling’s motion for partial summary judgment on certain claims and counterclaims asserted by Gulf and Gerling.  Gulf has appealed the court’s decision to the Supreme Court of New York Appellate Division, First Department, and has been granted a stay of trial on the remaining claims pending that appeal.  Briefing of the appeal was completed on April 11, 2008, and oral argument was held on May 20, 2008.  The parties await a ruling from the Appellate Division. Gulf denies Gerling’s allegations, believes that it has a strong legal basis to collect the amounts due under the reinsurance contracts and intends to vigorously pursue the action.

Based on the Company’s beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

Industry-Wide Investigations — As previously disclosed, as part of industry-wide investigations that commenced in October 2004, the Company and its affiliates received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the U.S. Attorney for the Southern District of New York and the U.S. Securities and Exchange Commission (SEC).  The areas of pending inquiry addressed to the Company include its relationship with brokers and agents and the Company’s involvement with “non-traditional insurance and reinsurance products.”  The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

The Company cooperated with these subpoenas and requests for information.  In addition, outside counsel, with the oversight of the Company’s board of directors, conducted an internal review of these matters. This review was commenced after the announcement of litigation brought in October 2004 by the New York Attorney General’s office against a major broker. In particular, upon completion of its review with respect to non-traditional insurance and reinsurance products, the Company concluded that no adjustment to previously issued financial statements was required.  Any authority with open inquiries or investigations could ask that additional work be performed or reach conclusions different from the Company’s.

Broker Anti-Trust Litigation — In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  All defendants moved to dismiss the complaint for failure to state a claim.  After giving plaintiffs multiple opportunities to replead, the court dismissed the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the district court’s decisions to the U.S. Court of Appeals for the Third Circuit. Oral argument before the Third Circuit took place on April 21, 2009. The parties await a ruling from the Third Circuit. Additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation, and further actions may be brought. The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

Other — In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations, either as a liability insurer defending third-party claims brought against policyholders or as an insurer defending claims brought against it relating to coverage or the Company’s business practices.  While the ultimate resolution of these legal proceedings could be material to the Company’s results of operations in a future period, in the opinion of the Company’s management, none would likely have a material adverse effect on the Company’s financial position or liquidity.

The Company previously reported that it sought guidance from the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters.”  After discussion with the staff of the Division of Corporate Finance and the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC.  The Company cooperated with the requests for information.

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in Part I, Item 1A of the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and “— Critical Accounting Estimates” herein and in the 2008 Form 10-K.  There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2008 Annual Report on Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2009	January 31, 2009	52,437	$37.99	—	$3,809,857,539
February 1, 2009	February 28, 2009	650,521	38.91	—	3,809,857,539
March 1, 2009	March 31, 2009	1,587	38.24	—	3,809,857,539
Total		704,545	$38.84	—	$3,809,857,539

All of the shares repurchased during the three-month period ended March 31, 2009 represented shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards, vesting of performance share rights and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised.  The Company’s share repurchase authorization, which has no expiration date, was first approved and announced by the Company’s board of directors in May 2006.  In January 2008, the board of directors authorized an additional $5 billion for share repurchases.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.    OTHER INFORMATION

All of the Company’s executive officers hold equity in the Company in excess of the required level under the Company’s executive stock ownership policy.  For a summary of this policy as currently in effect, see “Stock Ownership Guidelines” under “Executive Compensation — Compensation Discussion and Analysis” in the Company’s proxy statement filed with the SEC on March 17, 2009.  From time to time some of the Company’s executives may find it prudent to diversify their investments for personal financial planning reasons and may sell shares of common stock of the Company.  To effect such sales, the Company’s executives may enter into trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934.

Item 6.    EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 30, 2009	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman Senior Vice President (Authorized Signatory)

Date: April 30, 2009	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the Company), effective as of May 1, 2007, were filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and are incorporated herein by reference.

3.2

Amended and Restated Bylaws of the Company, effective as of February 18, 2009, were filed as Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, and are incorporated herein by reference.

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