Form 10-Q
period 2009-06-30
TRAVELERS COMPANIES, INC.
filed 2009-07-30
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 27, 2009 was 567,562,093.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2009

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues
Premiums	$5,353	$5,357	$10,654	$10,697
Net investment income	658	778	1,200	1,593
Fee income	89	90	162	195
Net realized investment gains (losses)	13	36	(201)	(26)
Other revenues	49	34	82	68
Total revenues	6,162	6,295	11,897	12,527

Claims and expenses
Claims and claim adjustment expenses	3,335	3,092	6,525	6,113
Amortization of deferred acquisition costs	953	961	1,897	1,915
General and administrative expenses	839	864	1,621	1,717
Interest expense	94	91	186	181
Total claims and expenses	5,221	5,008	10,229	9,926

Income before income taxes	941	1,287	1,668	2,601
Income tax expense	201	345	266	692
Net income	$740	$942	$1,402	$1,909

Net income per share
Basic	$1.27	$1.56	$2.40	$3.12
Diluted	$1.27	$1.54	$2.38	$3.08

Weighted average number of common shares outstanding
Basic	575.8	598.2	580.1	606.7
Diluted	579.8	607.9	584.9	616.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(75)	$(28)	$(259)	$(66)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	45	—	45	—
Other-than-temporary impairment losses	(30)	(28)	(214)	(66)
Other net realized investment gains	43	64	13	40
Net realized investment gains (losses)	$13	$36	$(201)	$(26)

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Fixed maturities, available for sale at fair value (including $80 and $8 subject to securities lending) (amortized cost $61,828 and $61,569)	$62,967	$61,275
Equity securities, at fair value (cost $386 and $461)	382	379
Real estate	878	827
Short-term securities	6,445	5,222
Other investments	2,771	3,035
Total investments	73,443	70,738
Cash	282	350
Investment income accrued	808	823
Premiums receivable	6,220	5,954
Reinsurance recoverables	13,694	14,232
Ceded unearned premiums	974	941
Deferred acquisition costs	1,822	1,774
Deferred tax asset	1,428	1,965
Contractholder receivables	6,452	6,350
Goodwill	3,365	3,366
Other intangible assets	636	688
Other assets	2,202	2,570
Total assets	$111,326	$109,751

Liabilities
Claims and claim adjustment expense reserves	$54,372	$54,723
Unearned premium reserves	11,184	10,957
Contractholder payables	6,452	6,350
Payables for reinsurance premiums	606	528
Debt	6,532	6,181
Other liabilities	5,260	5,693
Total liabilities	84,406	84,432

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding at both dates)	83	89
Common stock (1,750.0 shares authorized; 567.5 and 585.1 shares issued and outstanding)	19,353	19,242
Retained earnings	14,442	13,314
Accumulated other changes in equity from nonowner sources	258	(900)
Treasury stock, at cost (148.2 and 128.8 shares)	(7,216)	(6,426)
Total shareholders’ equity	26,920	25,319
Total liabilities and shareholders’ equity	$111,326	$109,751

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the six months ended June 30,	2009	2008
Convertible preferred stock—savings plan
Balance, beginning of year	$89	$112
Redemptions during period	(6)	(9)
Balance, end of period	83	103

Common stock
Balance, beginning of year	19,242	18,990
Employee share-based compensation	44	71
Compensation amortization under share-based plans and other changes	67	76
Balance, end of period	19,353	19,137

Retained earnings
Balance, beginning of year	13,314	11,110
Cumulative effect of adoption of FSP FAS 115-2 at April 1, 2009 (see note 1)	71	—
Net income	1,402	1,909
Dividends	(352)	(362)
Other	7	(2)
Balance, end of period	14,442	12,655

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	(900)	670
Cumulative effect of adoption of FSP FAS 115-2 at April 1, 2009 (see note 1)	(71)	—
Change in net unrealized gain (loss) on investments:
Having no credit losses recognized in the consolidated statement of income	1,026	(557)
Having credit losses recognized in the consolidated statement of income	53	—
Net change in unrealized foreign currency translation and other changes	150	(34)
Balance, end of period	258	79

Treasury stock (at cost)
Balance, beginning of year	(6,426)	(4,266)
Treasury shares acquired – share repurchase authorization	(750)	(1,750)
Net shares acquired related to employee share-based compensation plans	(40)	(35)
Balance, end of period	(7,216)	(6,051)
Total common shareholders’ equity	26,837	25,820
Total shareholders’ equity	$26,920	$25,923

Common shares outstanding
Balance, beginning of year	585.1	627.8
Shares acquired – share repurchase authorization	(18.5)	(36.1)
Net shares issued under employee share-based compensation plans	0.9	1.1
Balance, end of period	567.5	592.8

Summary of changes in equity from nonowner sources
Net income	$1,402	$1,909
Other changes in equity from nonowner sources, net of tax	1,229	(591)
Total changes in equity from nonowner sources	$2,631	$1,318

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the six months ended June 30,	2009	2008
Cash flows from operating activities
Net income	$1,402	$1,909
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	201	26
Depreciation and amortization	415	414
Deferred federal income tax expense (benefit)	(31)	26
Amortization of deferred acquisition costs	1,897	1,915
Equity in (income) loss from other investments	252	(33)
Premiums receivable	(266)	(205)
Reinsurance recoverables	538	282
Deferred acquisition costs	(1,945)	(1,959)
Claims and claim adjustment expense reserves	(351)	(424)
Unearned premium reserves	227	112
Other	(550)	(432)
Net cash provided by operating activities	1,789	1,631

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,389	2,688
Proceeds from sales of investments:
Fixed maturities	1,864	2,449
Equity securities	31	36
Real estate	—	25
Other investments	140	424
Purchases of investments:
Fixed maturities	(4,271)	(4,413)
Equity securities	(18)	(46)
Real estate	(9)	(25)
Other investments	(186)	(285)
Net purchases of short-term securities	(1,223)	(347)
Securities transactions in course of settlement	366	74
Other	(205)	(163)
Net cash provided by (used in) investing activities	(1,122)	417

Cash flows from financing activities
Payment of debt	(141)	(400)
Issuance of debt	494	496
Dividends paid to shareholders	(350)	(359)
Issuance of common stock — employee share options	28	59
Treasury stock acquired — share repurchase authorization	(750)	(1,765)
Treasury stock acquired — net employee share-based compensation	(28)	(28)
Excess tax benefits from share-based payment arrangements	2	7
Net cash used in financing activities	(745)	(1,990)
Effect of exchange rate changes on cash	10	—
Net increase (decrease) in cash	(68)	58
Cash at beginning of period	350	271
Cash at end of period	$282	$329

Supplemental disclosure of cash flow information
Income taxes paid	$363	$715
Interest paid	$185	$184

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  Certain reclassifications have been made to the 2008 financial statements and notes to conform to the 2009 presentation.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K.

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

Adoption of New Accounting Standards

Other-Than-Temporary Impairments

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2).  FSP FAS 115-2 requires the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value.

Additionally, FSP FAS 115-2 changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which the Company does not intend to sell or it is more likely than not that the Company will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis.  The Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses).  The impairment related to all other factors is reported in accumulated other changes in equity from nonowner sources.

In addition to the changes in measurement and presentation, FSP FAS 115-2 expands the disclosures related to other-than-temporary impairments and requires all such disclosures to be included in both interim and annual periods.

The provisions of FSP FAS 115-2 were effective for interim periods ending after June 15, 2009.  The adoption of FSP FAS 115-2 on April 1, 2009 resulted in an increase in retained earnings of $71 million, which was offset by a corresponding decrease in “accumulated other changes in equity from nonowner sources” of the same amount.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

FSP FAS 157-4 requires the disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, FSP FAS 157-4 requires that the presentation of the fair value hierarchy be presented by major security type as described in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (as amended by FSP FAS 115-2).

The provisions of FSP FAS 157-4 were effective for interim periods ending after June 15, 2009.  The adoption of FSP FAS 157-4 on April 1, 2009 did not have a material effect on the Company’s results of operations, financial position or liquidity.

Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1).  FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of the fair value of financial instruments whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosure at year-end.  The provisions of FSP FAS 107-1 were effective for interim periods ending after June 15, 2009.  The Company adopted FSP FAS 107-1 effective April 1, 2009.  See note 4.

Recognized and Non-Recognized Subsequent Events

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, Subsequent Events (FAS 165).  FAS 165 is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  FAS 165 defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.”  Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  FAS 165 was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The adoption of FAS 165 on April 1, 2009 had no effect on the Company’s results of operations, financial position or liquidity.  See note 13.

Business Combinations

In December 2007, the FASB issued Revised Statement of Financial Accounting Standards No. 141R, Business Combinations (FAS 141R), a replacement of FAS 141, Business Combinations (FAS 141).  FAS 141R provides revised guidance on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree.  In addition, it provides revised guidance on the recognition and measurement of goodwill acquired in the business combination.  FAS 141R also provides guidance specific to the recognition, classification and measurement of assets and liabilities related to insurance and reinsurance contracts acquired in a business combination.  FAS 141R applies to business combinations for acquisitions occurring on or after January 1, 2009.  Accordingly, FAS 141R did not impact the Company’s previous transactions involving purchase accounting.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141R-1), which reinstates the requirements under FAS 141 for recognizing and measuring pre-acquisition contingencies in a business combination.  FSP FAS 141R-1 requires that pre-acquisition contingencies be recognized at their acquisition-date fair value if a fair value can be determined during the measurement period.  If the acquisition-date fair value cannot be determined during the measurement period, a contingency is to be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated.  FSP FAS 141R-1 does not prescribe specific accounting for subsequent measurement and accounting for contingencies.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin No. 51 (FAS 160).  FAS 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.

FAS 160 is effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented.  The adoption of FAS 160 on January 1, 2009 did not have a material effect on the Company’s results of operations, financial position or liquidity.

Fair Value Measurements

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which permits a one-year deferral of the application of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

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

FSP EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years.   In accordance with the provisions of FSP EITF 03-6-1, all prior-period basic and diluted EPS data presented were restated to reflect the retrospective application of FSP EITF 03-6-1 computational guidance.   The adoption of FSP EITF 03-6-1 on January 1, 2009 did not have a material effect on the Company’s basic or diluted EPS.  See note 9.

Accounting Standards Not Yet Adopted

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162 (FAS 168).  FAS 168 will serve as the single source of authoritative non-governmental U.S. Generally Accepted Accounting Principles.  Accordingly, all other accounting literature not included is considered non-authoritative.  FAS 168 is effective on a prospective basis for interim and annual periods ending after September 15, 2009.  The Company does not expect that the adoption of FAS 168 will impact the Company’s results of operations, financial position or liquidity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (FAS 166).  FAS 166 requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets.  FAS 166 is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter.  The Company does not expect that the provisions of FAS 166 will have a material effect on its results of operations, financial position or liquidity.

Amendments to FASB Interpretation No. 46(R), Variable Interest Entities

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167).  FAS 167 amends FIN 46(R) to require an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity.  FAS 167 also requires an entity to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance.  FAS 167 amends FIN 46(R) to require additional disclosures about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary.  FAS 167 is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter.  The Company does not expect that the provisions of FAS 167 will have a material effect on its results of operations, financial position or liquidity.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  The FSP requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans.  The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets.  The FSP is effective on a prospective basis for fiscal years ending after December 15, 2009.

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

In the second quarter of 2009, results from the Company’s surety bond operation in Canada were reclassified from the Bond & Financial Products group to the International group to reflect the manner in which this operation is now managed.  All prior period amounts have been restated to reflect this reclassification between groups within the segment.  The reclassification had no impact on previously reported results for the Financial, Professional & International Insurance segment in total for the three months and six months ended June 30, 2008 or the three months ended March 31, 2009.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2009
Premiums	$2,770	$810	$1,773	$5,353
Net investment income	451	107	100	658
Fee income	89	—	—	89
Other revenues	12	7	21	40
Total operating revenues (1)	$3,322	$924	$1,894	$6,140
Operating income (1)	$560	$133	$88	$781

2008
Premiums	$2,781	$852	$1,724	$5,357
Net investment income	540	120	118	778
Fee income	90	—	—	90
Other revenues	7	8	19	34
Total operating revenues (1)	$3,418	$980	$1,861	$6,259
Operating income (1)	$658	$204	$122	$984

(for the six months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2009
Premiums	$5,527	$1,611	$3,516	$10,654
Net investment income	806	211	183	1,200
Fee income	162	—	—	162
Other revenues	18	13	42	73
Total operating revenues (1)	$6,513	$1,835	$3,741	$12,089
Operating income (1)	$1,107	$281	$242	$1,630

2008
Premiums	$5,567	$1,699	$3,431	$10,697
Net investment income	1,113	242	238	1,593
Fee income	195	—	—	195
Other revenues	13	13	40	66
Total operating revenues (1)	$6,888	$1,954	$3,709	$12,551
Operating income (1)	$1,341	$412	$303	$2,056

(1)                   Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Revenue reconciliation
Earned premiums
Business Insurance:
Commercial multi-peril	$727	$749	$1,445	$1,504
Workers’ compensation	623	589	1,256	1,169
Commercial automobile	490	487	969	986
Property	446	476	892	946
General liability	484	478	966	958
Other	—	2	(1)	4
Total Business Insurance	2,770	2,781	5,527	5,567

Financial, Professional & International Insurance:
General liability	233	225	461	450
Fidelity and surety	252	263	500	519
International	293	332	585	666
Other	32	32	65	64
Total Financial, Professional & International Insurance	810	852	1,611	1,699

Personal Insurance:
Automobile	925	919	1,843	1,830
Homeowners and other	848	805	1,673	1,601
Total Personal Insurance	1,773	1,724	3,516	3,431
Total earned premiums	5,353	5,357	10,654	10,697
Net investment income	658	778	1,200	1,593
Fee income	89	90	162	195
Other revenues	40	34	73	66
Total operating revenues for reportable segments	6,140	6,259	12,089	12,551
Other revenues	9	—	9	2
Net realized investment gains (losses)	13	36	(201)	(26)
Total consolidated revenues	$6,162	$6,295	$11,897	$12,527

Income reconciliation, net of tax
Total operating income for reportable segments	$781	$984	$1,630	$2,056
Interest Expense and Other (1)	(49)	(66)	(99)	(130)
Total operating income	732	918	$1,531	$1,926
Net realized investment gains (losses)	8	24	(129)	(17)
Total consolidated net income	$740	$942	$1,402	$1,909

(1)           The primary component of Interest Expense and Other is after-tax interest expense of $61 million and $59 million for the three months ended June 30, 2009 and 2008, respectively, and $121 million and $117 million for the six months ended June 30, 2009 and 2008, respectively.  The totals for the three months and six months ended June 30, 2009 included benefits of $14 million and $28 million, respectively, from the favorable resolution of various prior year federal and state tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	June 30, 2009	December 31, 2008
Asset reconciliation:
Business Insurance	$83,326	$82,622
Financial, Professional & International Insurance	14,067	13,356
Personal Insurance	13,296	13,151
Total assets for reportable segments	110,689	109,129
Other assets (1)	637	622
Total consolidated assets	$111,326	$109,751

(1)                   The primary components of other assets at both dates were other intangible assets, property and equipment and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2009, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,531	$97	$—	$1,628
Obligations of states, municipalities and political subdivisions	38,958	1,299	129	40,128
Debt securities issued by foreign governments	1,673	58	3	1,728
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5,669	164	312	5,521
All other corporate bonds	13,949	374	403	13,920
Redeemable preferred stock	48	1	7	42
Total	$61,828	$1,993	$854	$62,967

	Amortized	Gross Unrealized		Fair
(at December 31, 2008, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,681	$160	$—	$1,841
Obligations of states, municipalities and political subdivisions	38,598	920	456	39,062
Debt securities issued by foreign governments	1,453	67	1	1,519
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	6,266	157	364	6,059
All other corporate bonds	13,498	121	882	12,737
Redeemable preferred stock	73	1	17	57
Total	$61,569	$1,426	$1,720	$61,275

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at June 30, 2009, in millions)	Cost	Gains	Losses	Value
Common stock	$171	$15	$18	$168
Non-redeemable preferred stock	215	26	27	214
Total	$386	$41	$45	$382

		Gross Unrealized		Fair
(at December 31, 2008, in millions)	Cost	Gains	Losses	Value
Common stock	$189	$2	$31	$160
Non-redeemable preferred stock	272	7	60	219
Total	$461	$9	$91	$379

Investment Impairments

The Company conducts a periodic review to identify and evaluate invested assets having other-than-temporary impairments.  Some of the factors considered in identifying other-than-temporary impairments include: (1) for fixed maturity investments, whether the Company intends to sell the investment or whether it is more likely than not that the Company will be required to sell the investment prior to an anticipated recovery in value; (2) for non-fixed maturity investments, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; (3) the likelihood of the recoverability of principal and interest for fixed maturity securities (i.e., whether there is a credit loss), or cost for equity securities; (4) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities; and (5) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices.

Reporting of Other-Than-Temporary Impairments

For fixed maturity investments that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses).  The impairment related to all other factors is reported in accumulated other changes in equity from nonowner sources.  For fixed maturity investments managed by external managers, the Company cannot assert that it does not intend to sell the securities prior to recovery and therefore the securities are considered to be other-than-temporarily impaired when the fair value is below the cost basis at the end of the reporting period.

For non-fixed maturity investments and fixed maturity investments the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery in value, the full amount of the impairment is included in net realized investment gains (losses).

Upon recognizing an other-than-temporary impairment, the new cost basis of the investment is the previous amortized cost basis less the other-than-temporary impairment recognized in net realized investment gains (losses).  The new cost basis is not adjusted for any subsequent recoveries in fair value; however, for fixed maturity investments the difference between the new cost basis and the expected cash flows is accreted on a quarterly basis to net investment income over the remaining expected life of the investment.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Determination of Credit Loss

The Company determines the credit loss component of fixed maturity investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security.  If the amortized cost is greater than the present value of the expected cash flows, the difference is considered a credit loss and recognized in net realized investment gains (losses).

For non-structured fixed maturities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, and certain corporate debt) the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received.  The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by the Company.  The Company determines the undiscounted recovery value by allocating the estimated value of the issuer to the Company’s assessment of the priority of claims.  The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame.  Generally, that time frame for securities for which the issuer is in bankruptcy is 12 months.  For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally 24 months.  Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount.

In estimating the recovery value, significant judgment is involved in the development of assumptions relating to a myriad of factors related to the issuer including, but not limited to, revenue, margin and earnings projections, the likely market or liquidation values of assets, potential additional debt to be incurred pre- or post- bankruptcy/restructuring, the ability to shift existing or new debt to different priority layers, the amount of restructuring/bankruptcy expenses, the size and priority of unfunded pension obligations, litigation or other contingent claims, the treatment of intercompany claims and the likely outcome with respect to inter-creditor conflicts.

For structured fixed maturity securities (primarily residential and commercial mortgage-backed securities, collateralized mortgage obligations and pass-through securities), the Company estimates the present value of the security by projecting future cash flows of the assets underlying the securitization, allocating the flows to the various tranches based on the structure of the securitization, and determining the present value of the cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows).  The Company incorporates historical levels of delinquencies, defaults and severities as well as credit attributes of the remaining assets in the securitization, along with other economic data, to arrive at its best estimate of the parameters applied to the assets underlying the securitization.  In order to project cash flows, the following assumptions are applied to the assets underlying the securitization: (1) voluntary prepayment rates, (2) default rates, and (3) recovery rates given a default.  The key assumptions made for the Prime, Alt-A and Sub-Prime mortgage-backed securities at June 30, 2009 were as follows:

(at June 30, 2009)	Prime	Alt-A	Sub-Prime

Prepayments	6% - 20%	4% - 10%	2% - 6%
Percentage of remaining pool liquidated due to defaults	1.3% - 44.5%	11.0% - 75.1%	49.2% - 92.5%
Loss severity	30% - 60%	55% - 70%	45% - 80%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Changes in Intent to Sell Temporarily Impaired Assets

The Company may, from time to time, sell invested assets subsequent to the balance sheet date that it did not intend to sell at the balance sheet date.  Conversely, the Company may not sell invested assets that it asserted that it intended to sell at the balance sheet date.  Such changes in intent are generally due to events occurring subsequent to the balance sheet date.  The types of events that may result in a change in intent include, but are not limited to, significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in tax laws or the regulatory environment.

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at June 30, 2009 and December 31, 2008, the aggregate fair value and gross unrealized losses by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months (1)		12 months or longer (2)		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(at June 30, 2009, in millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1	$—	$—	$—	$1	$—
Obligations of states, municipalities and political subdivisions	4,213	54	1,902	75	6,115	129
Debt securities issued by foreign governments	76	3	—	—	76	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	268	39	1,340	273	1,608	312
All other corporate bonds	1,422	115	3,160	288	4,582	403
Redeemable preferred stock	28	6	4	1	32	7
Total fixed maturities	6,008	217	6,406	637	12,414	854

Equity securities
Common stock	63	13	22	5	85	18
Non-redeemable preferred stock	70	17	59	10	129	27
Total equity securities	133	30	81	15	214	45
Total	$6,141	$247	$6,487	$652	$12,628	$899

(1)          Included in the fair value and gross unrealized losses are $8 million and $4 million, respectively, related to fixed maturity investments having a credit loss recognized in net realized investment gains (losses) subsequent to the adoption of FSP FAS 115-2 on April 1, 2009.

(2)          Included in the fair value and gross unrealized losses are $212 million and $41 million, respectively, related to fixed maturity investments having a credit loss recognized in net realized investment gains (losses) subsequent to the adoption of FSP FAS 115-2 on April 1, 2009.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—	1
Debt securities issued by foreign governments	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7	—	58	—
All other corporate bonds	16	11	72	36
Redeemable preferred stock	—	1	—	1
Total fixed maturities	23	12	130	38

Equity securities
Common stock	—	4	15	6
Non-redeemable preferred stock	5	11	64	11
Total equity securities	5	15	79	17
Other investments	2	1	5	11
Total	$30	$28	$214	$66

The following table presents a roll-forward of the credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the other-than-temporary impairment was recognized in accumulated other changes in equity from nonowner sources for the period April 1, 2009 through June 30, 2009:

(in millions)	April 1, 2009 Cumulative OTTI Credit Losses Recognized for Securities Still Held	Additions for OTTI Securities Where No Credit Losses Were Recognized Prior to April 1, 2009	Additions for OTTI Securities Where Credit Losses Have Been Recognized Prior to April 1, 2009	Reductions Due to Sales of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	June 30, 2009 Cumulative OTTI Credit Losses Recognized for Securities Still Held
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$13	$2	$5	$—	$—	$20
All other corporate bonds	82	4	9	—	—	95
Total fixed maturities	$95	$6	$14	$—	$—	$115

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

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy.  The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service).  When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly used for its fixed maturity investments.  The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy.  If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3.  The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third-party market participant would be willing to pay in an arm’s length transaction.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.              FAIR VALUE MEASUREMENTS, Continued

The pricing service evaluates each asset class based on relevant market information, relevant credit information, perceived market movements and sector news.  The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events.  The extent of the use of each market input depends on the asset class and the market conditions.  Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant.  For some securities, additional inputs may be necessary.

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

Equities — Public Common and Preferred

For public common and preferred stocks, the Company receives prices from a nationally recognized pricing service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1.  Infrequently, current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company.  In these instances, the Company receives an estimate of fair value from the pricing service that provides fair value estimates for the Company’s fixed maturities. The service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed maturities. The Company includes the fair value estimate for these non-redeemable preferred stocks in the amount disclosed in Level 2.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.              FAIR VALUE MEASUREMENTS, Continued

Other Investments

Public Common and Other Securities

The Company holds investments in various publicly-traded securities which are reported in other investments.  The $41 million fair value of these investments at June 30, 2009 is disclosed in Level 1.  These investments include securities in the Company’s trading portfolio ($20 million), mutual funds ($12 million) and various other small holdings ($9 million).

Venture Capital Investments and Non-Public Common and Preferred Equity Securities

The Company holds investments in venture capital investments and non-public common and preferred equity securities, with a fair value estimate of $248 million at June 30, 2009, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Included in the $248 million fair value estimate is one private common stock with a fair value estimate of $186 million at June 30, 2009, for which the estimate of fair value is provided by a third party appraiser on behalf of the investee and adjusted for a liquidity discount which takes into consideration the restriction on the common stock.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at June 30, 2009 in the amount disclosed in Level 3.

Derivatives

The Company uses derivatives generally to hedge its net investment in a foreign subsidiary.  The Company also holds non-public warrants in a public company and has convertible bonds containing embedded conversion options that are reported separately from the host bond contract.  For the derivatives used to hedge the net investment of a foreign subsidiary, the Company uses quoted market prices to estimate fair value and includes the fair value estimate, which was in a liability position of approximately $1 million at June 30, 2009, in Level 1.  The Company estimates fair value for the warrants using an option pricing model with observable market inputs.  Because the warrants are not market traded and information concerning market participants is not available, the Company includes the fair value estimate of $55 million at June 30, 2009 in the amount disclosed in Level 3 - other investments.  The Company separately values the embedded conversion options based on observable market inputs and includes the estimate of fair value in Level 2.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at June 30, 2009.

(in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,628	$1,571	$57	$—
Obligations of states, municipalities and political subdivisions	40,128	—	40,085	43
Debt securities issued by foreign governments	1,728	—	1,728	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5,521	—	5,499	22
All other corporate bonds	13,920	—	13,809	111
Redeemable preferred stock	42	30	12	—
Total fixed maturities	62,967	1,601	61,190	176

Equity securities
Common stock	168	168	—	—
Non-redeemable preferred stock	214	143	71	—
Total equity securities	382	311	71	—
Other investments (1)	344	41	—	303
Total	$63,693	$1,953	$61,261	$479

Other liabilities (2)	$1	$1	$—	$—

(1)           The amount in Level 3 includes $55 million of non-public stock purchase warrants of a publicly-held company.

(2)           Other liabilities represent the fair value of a derivative used to hedge the net investment in a foreign subsidiary.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

The following table presents the changes in the Level 3 fair value category during the period indicated.

(in millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Balance at beginning of period	$425	$465
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses)	(2)	(42)
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	22	31
Purchases, (sales), issuances and settlements	40	29
Gross transfers into Level 3	—	2
Gross transfers out of Level 3	(6)	(6)
Balance at June 30, 2009	$479	$479

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$1	$(32)

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the three or six months ended June 30, 2009.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded from FAS 107, Disclosures about Fair Value of Financial Instruments, and therefore, are not included in the amounts discussed below.

The carrying values of cash, short-term securities and investment income accrued approximated their fair values.

The carrying values of $630 million and $718 million of financial instruments classified as other assets approximated their fair values at June 30, 2009 and December 31, 2008, respectively. The carrying values of $3.86 billion and $4.34 billion of financial instruments classified as other liabilities at June 30, 2009 and December 31, 2008, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

The carrying value and fair value of the Company’s debt at June 30, 2009 was $6.53 billion and $6.38 billion, respectively. The respective totals at December 31, 2008 were $6.18 billion and $5.44 billion.  The Company utilized a pricing service to estimate fair value measurements for approximately 93% and 96% of its debt, other than commercial paper, at June 30, 2009 and December 31, 2008, respectively.  The pricing service utilizes market quotations for debt that have quoted prices in active markets.

For the small amount of debt securities for which a pricing service is not used, the Company utilizes pricing estimates from a nationally recognized broker/dealer to estimate fair value.  If estimates of fair value are unavailable from the pricing service or the broker/dealer, the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.              FAIR VALUE MEASUREMENTS, Continued

The fair value of commercial paper included in debt outstanding at June 30, 2009 and December 31, 2008 approximated its book value because of its short-term nature.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at June 30, 2009 and December 31, 2008:

(in millions)	June 30, 2009	December 31, 2008
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	556
Personal Insurance	613	613
Other	27	29
Total	$3,365	$3,366

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at June 30, 2009 and December 31, 2008:

(at June 30, 2009, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$789	$247
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	18	173
Total intangible assets subject to amortization	1,227	807	420
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,443	$807	$636

(at December 31, 2008, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$1,036	$751	$285
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	4	187
Total intangible assets subject to amortization	1,227	755	472
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,443	$755	$688

(1)          The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Customer-related	$17	$24	$38	$52
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	7	7	14	15
Total amortization expense	$24	$31	$52	$67

Intangible asset amortization expense is estimated to be $48 million for the remainder of 2009, $86 million in 2010, $69 million in 2011, $52 million in 2012 and $45 million in 2013.

6.             DEBT

Convertible Note Maturity.  On March 3, 2009, the Company’s zero coupon convertible notes with an effective yield of 4.17% and a remaining principal balance of $141 million matured and were fully paid.

Senior Debt Issuance. On June 2, 2009, the Company issued $500 million aggregate principal amount of 5.90% senior notes that will mature on June 2, 2019.  The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $494 million.  Interest on the senior notes is payable semi-annually in arrears on June 2 and December 2 of each year, commencing December 2, 2009.  The senior notes are redeemable in whole at any time or in part from time to time, at the Company’s option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current treasury rate (as defined) plus 35 basis points for the senior notes.

7.             SHARE REPURCHASE AUTHORIZATION

The Company’s board of directors has authorized the repurchase of the Company’s common shares.  Under the authorization, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorization does not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions.  The Company resumed repurchasing common shares during the second quarter of 2009.  During the three months and six months ended June 30, 2009, the Company repurchased 18.5 million shares under its share repurchase authorization for a total cost of approximately $750 million.  The average cost per share repurchased was $40.65.  At June 30, 2009, the Company had $3.06 billion of capacity remaining under its share repurchase authorization.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.              CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, after-tax)	2009	2008	2009	2008

Net income	$740	$942	$1,402	$1,909
Change in net unrealized gain (loss) on investments:
Having no credit losses recognized in the consolidated statement of income	339	(514)	1,026	(557)
Having credit losses recognized in the consolidated statement of income	53	—	53	—
Other changes	169	(33)	150	(34)
Total changes in equity from nonowner sources	$1,301	$395	$2,631	$1,318

9.                       EARNINGS PER SHARE

Basic earnings per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

On January 1, 2009, the Company adopted the provisions of FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, as described in Note 1. The impact of adoption of this FSP reduced previously reported basic earnings per share by $0.01 per share and $0.02 per share for the three and six months ended June 30, 2008, respectively, and had no impact on the previously reported diluted earnings per share for those periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       EARNINGS PER SHARE, Continued

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2009	2008	2009	2008

Basic
Net income, as reported	$740	$942	$1,402	$1,909
Preferred stock dividends	(1)	(1)	(2)	(2)
Participating share-based awards – allocated income	(5)	(7)	(10)	(13)
Net income available to common shareholders – basic	$734	$934	$1,390	$1,894

Diluted
Net income available to common shareholders	$734	$934	$1,390	$1,894
Effect of dilutive securities:
Convertible preferred stock	1	1	2	2
Zero coupon convertible notes	—	1	1	2
Net income available to common shareholders – diluted	$735	$936	$1,393	$1,898

Common shares
Basic
Weighted average shares outstanding	575.8	598.2	580.1	606.7

Diluted
Weighted average shares outstanding	575.8	598.2	580.1	606.7
Weighted average effects of dilutive securities:
Stock options and performance shares	1.9	4.7	1.9	4.6
Convertible preferred stock	2.1	2.6	2.1	2.6
Zero coupon convertible notes	—	2.4	0.8	2.4
Total	579.8	607.9	584.9	616.3

Net Income per Common Share
Basic	$1.27	$1.56	$2.40	$3.12
Diluted	$1.27	$1.54	$2.38	$3.08

10.          SHARE-BASED INCENTIVE COMPENSATION

The following presents information for fully vested stock option awards at June 30, 2009:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	28,947,874	$44.93	3.6 years	$32
Exercisable at end of period	26,116,747	$44.90	3.1 years	$30

(1)  Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                    SHARE-BASED INCENTIVE COMPENSATION, Continued

The total compensation cost recognized in earnings for all share-based incentive compensation awards was $28 million for both the three months ended June 30, 2009 and 2008, respectively, and $65 million and $66 million for the six months ended June 30, 2009 and 2008, respectively.  The related tax benefit recognized in the consolidated statement of income was $9 million for both the three months ended June 30, 2009 and 2008, and $22 million for both the six months ended June 30, 2009 and 2008.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2009 was $159 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2008 was $112 million, which was expected to be recognized over a weighted-average period of 1.7 years.

11.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2009	2008	2009	2008

Net Periodic Benefit Cost:
Service cost	$20	$19	$—	$—
Interest cost on benefit obligation	32	30	5	4
Expected return on plan assets	(44)	(38)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	(2)	(2)	—	—
Net actuarial loss (gain)	6	2	—	(1)
Net benefit expense	$12	$11	$4	$2

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2009	2008	2009	2008

Net Periodic Benefit Cost:
Service cost	$40	$38	$—	$—
Interest cost on benefit obligation	63	59	9	8
Expected return on plan assets	(87)	(76)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	(3)	(3)	—	—
Net actuarial loss (gain)	11	4	—	(2)
Net benefit expense	$24	$22	$8	$5

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

Asbestos Direct Action Litigation — In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against Travelers Property Casualty Corp. (TPC) and other insurers (not including The St. Paul Companies, Inc. (SPC)) in state court in West Virginia. These and other cases subsequently filed in West Virginia were consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia. The plaintiffs allege that the insurer defendants engaged in unfair trade practices in violation of state statutes by inappropriately handling and settling asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Similar lawsuits alleging inappropriate handling and settling of asbestos claims were filed in Massachusetts and Hawaii state courts. These suits are collectively referred to as the Statutory and Hawaii Actions.

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

In November 2003, the parties reached a settlement of the Statutory and Hawaii Actions.  This settlement includes a lump-sum payment of up to $412 million by TPC, subject to a number of significant contingencies. In May 2004, the parties reached a settlement resolving substantially all pending and similar future Common Law Claims against TPC.  This settlement requires a payment of up to $90 million by TPC, subject to a number of significant contingencies.  Among the contingencies for each of these settlements is a final order of the bankruptcy court clarifying that all of these claims, and similar future asbestos-related claims against TPC, are barred by prior orders entered by the bankruptcy court (“the 1986 Orders”).

On August 17, 2004, the bankruptcy court entered an order approving the settlements and clarifying that the 1986 Orders barred the pending Statutory and Hawaii Actions and substantially all Common Law Claims pending against TPC (“the Clarifying Order”). The Clarifying Order also applies to similar direct action claims that may be filed in the future.

On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the Clarifying Order while vacating that portion of the order that required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.     CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Various parties appealed the district court’s March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court’s approval of the Clarifying Order.  On February 29, 2008, TPC and certain other parties to the appeals filed petitions for rehearing and/or rehearing en banc, requesting reinstatement of the district court’s judgment, which were denied.  TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s decision, and on December 12, 2008, the Petitions were granted.  On June 18, 2009, the Supreme Court ruled in favor of the Company, reversing the Second Circuit’s February 15, 2008 decision, finding, among other things, that the 1986 Orders are final and generally bar the Statutory and Hawaii actions and substantially all Common Law Claims against TPC.  Further, the Supreme Court ruled that the bankruptcy court had jurisdiction to issue the Clarifying Order.  However, since the Second Circuit had not ruled on certain additional issues, principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues.  Accordingly, the settlements are not yet final.

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

Industry-Wide Investigations — As previously disclosed, as part of industry-wide investigations that commenced in October 2004, the Company and its affiliates received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the U.S. Attorney for the Southern District of New York and the U.S. Securities and Exchange Commission (SEC).  The areas of pending inquiry addressed to the Company included its relationship with brokers and agents and the Company’s involvement with “non-traditional insurance and reinsurance products.”  The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to partnerships, limited liability companies, joint ventures and certain private equity investments in which it invests. These commitments were $1.39 billion and $1.56 billion at June 30, 2009 and December 31, 2008, respectively.

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

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  At June 30, 2009, the maximum amount of the Company’s contingent obligation for those indemnifications that are quantifiable related to sales of business entities was $2.12 billion, of which $49 million was recognized on the balance sheet at June 30, 2009.

13.          SUBSEQUENT EVENTS

There were no subsequent events requiring adjustment to the financial statements or disclosure through July 30, 2009, the date that the Company’s financial statements were issued.

14.           CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.19 billion at June 30, 2009.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,628	$1,725	$—	$—	$5,353
Net investment income	424	227	7	—	658
Fee income	90	(1)	—	—	89
Net realized investment gains (losses)	18	(5)	—	—	13
Other revenues	39	10	—	—	49
Total revenues	4,199	1,956	7	—	6,162
Claims and expenses
Claims and claim adjustment expenses	2,221	1,114	—	—	3,335
Amortization of deferred acquisition costs	635	318	—	—	953
General and administrative expenses	569	266	4	—	839
Interest expense	17	1	76	—	94
Total claims and expenses	3,442	1,699	80	—	5,221
Income (loss) before income taxes	757	257	(73)	—	941
Income tax expense (benefit)	170	55	(24)	—	201
Equity in net income of subsidiaries	—	—	789	(789)	—
Net income	$587	$202	$740	$(789)	$740

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(49)	$(26)	$—	$—	$(75)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	28	17	—	—	45
Other-than-temporary impairment losses	(21)	(9)	—	—	(30)
Other net realized investment gains	39	4	—	—	43
Net realized investment gains (losses)	$18	$(5)	$—	$—	$13

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,617	$1,740	$—	$—	$5,357
Net investment income	495	271	12	—	778
Fee income	90	—	—	—	90
Net realized investment gains	19	12	5	—	36
Other revenues	8	26	2	(2)	34
Total revenues	4,229	2,049	19	(2)	6,295
Claims and expenses
Claims and claim adjustment expenses	2,018	1,074	—	—	3,092
Amortization of deferred acquisition costs	640	321	—	—	961
General and administrative expenses	588	265	11	—	864
Interest expense	18	1	74	(2)	91
Total claims and expenses	3,264	1,661	85	(2)	5,008
Income (loss) before income taxes	965	388	(66)	—	1,287
Income tax expense	263	56	26	—	345
Equity in net income of subsidiaries	—	—	1,034	(1,034)	—
Net income	$702	$332	$942	$(1,034)	$942

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(20)	$(8)	$—	$—	$(28)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	—	—	—	—	—
Other-than-temporary impairment losses	(20)	(8)	—	—	(28)
Other net realized investment gains	39	20	5	—	64
Net realized investment gains	$19	$12	$5	$—	$36

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$7,215	$3,439	$—	$—	$10,654
Net investment income	755	432	13	—	1,200
Fee income	163	(1)	—	—	162
Net realized investment losses	(88)	(80)	(33)	—	(201)
Other revenues	68	14	—	—	82
Total revenues	8,113	3,804	(20)	—	11,897
Claims and expenses
Claims and claim adjustment expenses	4,357	2,168	—	—	6,525
Amortization of deferred acquisition costs	1,268	629	—	—	1,897
General and administrative expenses	1,060	551	10	—	1,621
Interest expense	34	2	150	—	186
Total claims and expenses	6,719	3,350	160	—	10,229
Income (loss) before income taxes	1,394	454	(180)	—	1,668
Income tax expense (benefit)	301	80	(115)	—	266
Equity in net income of subsidiaries	—	—	1,467	(1,467)	—
Net income	$1,093	$374	$1,402	$(1,467)	$1,402

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(158)	$(101)	$—	$—	$(259)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	28	17	—	—	45
Other-than-temporary impairment losses	(130)	(84)	—	—	(214)
Other net realized investment gains (losses)	42	4	(33)	—	13
Net realized investment losses	$(88)	$(80)	$(33)	$—	$(201)

(1)   The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$7,217	$3,480	$—	$—	$10,697
Net investment income	1,027	540	26	—	1,593
Fee income	195	—	—	—	195
Net realized investment gains (losses)	(39)	23	(10)	—	(26)
Other revenues	14	53	5	(4)	68
Total revenues	8,414	4,096	21	(4)	12,527
Claims and expenses
Claims and claim adjustment expenses	4,109	2,004	—	—	6,113
Amortization of deferred acquisition costs	1,289	626	—	—	1,915
General and administrative expenses	1,159	550	8	—	1,717
Interest expense	38	3	144	(4)	181
Total claims and expenses	6,595	3,183	152	(4)	9,926
Income (loss) before income taxes	1,819	913	(131)	—	2,601
Income tax expense	477	197	18	—	692
Equity in net income of subsidiaries	—	—	2,058	(2,058)	—
Net income	$1,342	$716	$1,909	$(2,058)	$1,909

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(51)	$(14)	$(1)	$—	$(66)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	—	—	—	—	—
Other-than-temporary impairment losses	(51)	(14)	(1)	—	(66)
Other net realized investment gains (losses)	12	37	(9)	—	40
Net realized investment gains (losses)	$(39)	$23	$(10)	$—	$(26)

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At June 30, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $80 subject to securities lending) (amortized cost $61,828)	$42,425	$20,243	$299	$—	$62,967
Equity securities, at fair value (cost $386)	185	151	46	—	382
Real estate	2	876	—	—	878
Short-term securities	2,467	933	3,045	—	6,445
Other investments	1,770	873	128	—	2,771
Total investments	46,849	23,076	3,518	—	73,443
Cash	161	117	4	—	282
Investment income accrued	536	268	4	—	808
Premiums receivable	4,181	2,039	—	—	6,220
Reinsurance recoverables	8,957	4,737	—	—	13,694
Ceded unearned premiums	800	174	—	—	974
Deferred acquisition costs	1,545	277	—	—	1,822
Deferred tax asset	932	412	84	—	1,428
Contractholder receivables	4,694	1,758	—	—	6,452
Goodwill	2,412	953	—	—	3,365
Other intangible assets	371	265	—	—	636
Investment in subsidiaries	—	—	28,956	(28,956)	—
Other assets	1,967	201	34	—	2,202
Total assets	$73,405	$34,277	$32,600	$(28,956)	$111,326
Liabilities
Claims and claim adjustment expense reserves	$35,491	$18,881	$—	$—	$54,372
Unearned premium reserves	7,690	3,494	—	—	11,184
Contractholder payables	4,694	1,758	—	—	6,452
Payables for reinsurance premiums	329	277	—	—	606
Debt	1,194	9	5,329	—	6,532
Other liabilities	3,799	1,103	358	—	5,260
Total liabilities	53,197	25,522	5,687	—	84,406
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding)	—	—	83	—	83
Common stock (1,750.0 shares authorized; 567.5 shares issued and outstanding)	—	391	19,353	(391)	19,353
Additional paid-in capital	11,207	6,984	—	(18,191)	—
Retained earnings	8,383	1,247	14,435	(9,623)	14,442
Accumulated other changes in equity from nonowner sources	618	133	258	(751)	258
Treasury stock, at cost (148.2 shares)	—	—	(7,216)	—	(7,216)
Total shareholders’ equity	20,208	8,755	26,913	(28,956)	26,920
Total liabilities and shareholders’ equity	$73,405	$34,277	$32,600	$(28,956)	$111,326

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

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,093	$374	$1,402	$(1,467)	$1,402
Net adjustments to reconcile net income to net cash provided by operating activities	22	270	528	(433)	387
Net cash provided by operating activities	1,115	644	1,930	(1,900)	1,789

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,262	1,107	20	—	2,389
Proceeds from sales of investments:
Fixed maturities	737	1,123	4	—	1,864
Equity securities	2	29	—	—	31
Other investments	116	24	—	—	140
Purchases of investments:
Fixed maturities	(1,955)	(2,316)	—	—	(4,271)
Equity securities	—	(18)	—	—	(18)
Real estate	—	(9)	—	—	(9)
Other investments	(114)	(72)	—	—	(186)
Net sales (purchases) of short-term securities	(254)	236	(1,205)	—	(1,223)
Securities transactions in course of settlement	352	14	—	—	366
Other	(197)	(8)	—	—	(205)
Net cash provided by (used in) investing activities	(51)	110	(1,181)	—	(1,122)

Cash flows from financing activities
Payment of debt	—	—	(141)	—	(141)
Issuance of debt	—	—	494	—	494
Dividends paid to shareholders	—	—	(350)	—	(350)
Issuance of common stock — employee share options	—	—	28	—	28
Treasury shares acquired — share repurchase authorization	—	—	(750)	—	(750)
Treasury shares acquired — net employee share-based compensation	—	—	(28)	—	(28)
Excess tax benefits from share-based payment arrangements	—	—	2	—	2
Dividends paid to parent company	(1,086)	(814)	—	1,900	—
Net cash used in financing activities	(1,086)	(814)	(745)	1,900	(745)

Effect of exchange rate changes on cash	—	10	—	—	10
Net increase (decrease) in cash	(22)	(50)	4	—	(68)
Cash at beginning of period	183	167	—	—	350
Cash at end of period	$161	$117	$4	$—	$282
Supplemental disclosure of cash flow information
Income taxes paid (received)	$421	$41	$(99)	$—	$363
Interest paid	$36	$—	$149	$—	$185

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.	CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,342	$716	$1,909	$(2,058)	$1,909
Net adjustments to reconcile net income to net cash provided by operating activities	(35)	(311)	301	(233)	(278)
Net cash provided by operating activities	1,307	405	2,210	(2,291)	1,631

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,546	1,129	13	—	2,688
Proceeds from sales of investments:
Fixed maturities	1,332	1,103	14	—	2,449
Equity securities	22	14	—	—	36
Real estate	—	25	—	—	25
Other investments	264	160	—	—	424
Purchases of investments:
Fixed maturities	(2,532)	(1,881)	—	—	(4,413)
Equity securities	(14)	(31)	(1)	—	(46)
Real estate	—	(25)	—	—	(25)
Other investments	(172)	(113)	—	—	(285)
Net (purchases) sales of short-term securities	(119)	434	(662)	—	(347)
Securities transactions in the course of settlement	10	58	6	—	74
Other	(164)	1	—	—	(163)
Net cash provided by (used in) investing activities	173	874	(630)	—	417

Cash flows from financing activities
Payment of debt	(400)	—	—	—	(400)
Issuance of debt	—	—	496	—	496
Dividends paid to shareholders	—	—	(359)	—	(359)
Issuance of common stock — employee share options	—	—	59	—	59
Treasury stock acquired — share repurchase authorization	—	—	(1,765)	—	(1,765)
Treasury stock acquired — net employee share-based compensation	—	—	(28)	—	(28)
Excess tax benefits from share-based payment arrangements	—	—	7	—	7
Dividends paid to parent company	(1,100)	(1,100)	—	2,200	—
Capital contributions and loans between subsidiaries	—	(91)	—	91	—
Net cash used in financing activities	(1,500)	(1,191)	(1,590)	2,291	(1,990)

Effect of exchange rate changes on cash	—	—	—	—	—
Net increase (decrease) in cash	(20)	88	(10)	—	58
Cash at beginning of period	202	55	14	—	271
Cash at end of period	$182	$143	$4	$—	$329
Supplemental disclosure of cash flow information
Income taxes paid (received)	$502	$239	$(26)	$—	$715
Interest paid	$44	$—	$140	$—	$184

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

FINANCIAL HIGHLIGHTS

2009 Second Quarter Consolidated Results of Operations

•      Net income of $740 million, or $1.27 per basic and diluted share

•      Net earned premiums of $5.35 billion

•      GAAP combined ratio of 93.2%

•      Net favorable prior year reserve development of $261 million pretax ($170 million after-tax)

•      Catastrophe losses of $200 million pretax ($130 million after-tax)

•      Net investment income of $658 million pretax ($547 million after-tax)

2009 Second Quarter Consolidated Financial Condition

•      Total assets of $111.33 billion

•      Total investments of $73.44 billion; fixed maturities and short-term securities comprise 95% of total investments

•      Repurchased 18.5 million common shares for total cost of approximately $750 million under the share repurchase authorization; remaining authorized share repurchase capacity of $3.06 billion

•      Shareholders’ equity of $26.92 billion; book value per common share of $47.29, up 10% from December 31, 2008

•      Holding company liquidity of $3.34 billion

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share data)	2009	2008	2009	2008

Revenues
Premiums	$5,353	$5,357	$10,654	$10,697
Net investment income	658	778	1,200	1,593
Fee income	89	90	162	195
Net realized investment gains (losses)	13	36	(201)	(26)
Other revenues	49	34	82	68
Total revenues	6,162	6,295	11,897	12,527

Claims and expenses
Claims and claim adjustment expenses	3,335	3,092	6,525	6,113
Amortization of deferred acquisition costs	953	961	1,897	1,915
General and administrative expenses	839	864	1,621	1,717
Interest expense	94	91	186	181
Total claims and expenses	5,221	5,008	10,229	9,926

Income before income taxes	941	1,287	1,668	2,601
Income tax expense	201	345	266	692
Net income	$740	$942	$1,402	$1,909

Net income per share
Basic	$1.27	$1.56	$2.40	$3.12
Diluted	$1.27	$1.54	$2.38	$3.08

GAAP combined ratio
Loss and loss adjustment expense ratio	61.4%	57.0%	60.5%	56.3%
Underwriting expense ratio	31.8	32.3	31.4	32.2
GAAP combined ratio	93.2%	89.3%	91.9%	88.5%
Incremental impact of direct to consumer initiative on GAAP combined ratio	0.6%	0.1%	0.6%	0.2%

The Company’s discussions of net income and segment operating income included in the following discussion are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Net income in the second quarter of 2009 totaled $740 million, 21% lower than net income of $942 million in the same period of 2008.   Net income of $1.40 billion in the first six months of 2009 was 27% lower than the comparable 2008 net income of $1.91 billion.  The decrease in net income in the second quarter of 2009 was driven by declines in net favorable prior year reserve development and net investment income, reduced underwriting margins related to pricing and loss cost trends, and an increase in non-catastrophe weather-related losses, partially offset by a decline in catastrophe losses.  Net favorable prior year reserve development totaled $261 million in the second quarter of 2009, compared with $526 million in the same period of 2008.  Catastrophe losses in the second quarter of 2009 totaled $200 million, compared with $356 million in the same period of 2008.  The decline in net income in the first six months of 2009 compared with the same 2008 period was driven by the same factors described above for the second quarter, as well as an increase in net realized investment losses and a decline in fee income.  Net favorable prior year reserve development totaled $519 million in the first six months of 2009, compared with $926 million in the same period of 2008.  Catastrophe losses in the first six months of 2009 totaled $283 million, compared with $451 million in the same period of 2008. Net income in the second quarter and first six months of 2009 benefited from $26 million and $87 million of reductions, respectively, in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008.  Net income in the second quarter and first six months of 2009 also included net benefits of $19 million and $88 million, respectively, due to the favorable resolution of various prior year federal and state tax matters.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2009 totaled $5.35 billion, a decrease of $4 million, or less than 1%, from the same 2008 period.  Through the first six months of 2009, earned premiums of $10.65 billion were $43 million, or less than 1%, lower than the same 2008 period.  In the Business Insurance segment, earned premiums declined slightly from the second quarter and first six months of 2008 despite strong business retention levels, primarily reflecting the impact of competitive market conditions on pricing and new business levels in several business units during the preceding twelve months.  In the Financial, Professional & International Insurance segment, earned premiums declined 5% compared with the second quarter and first six months of 2008 due to the unfavorable impact of foreign currency exchange rates.  Adjusting for the impact of exchange rates, earned premiums in this segment increased 1% over the second quarter and first six months of 2008.  In the Personal Insurance segment, earned premium growth of 3% and 2% over the second quarter and first six months of 2008, respectively, reflected continued strong business retention rates and continued renewal premium increases.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008

Average investments (a)	$72,589	$74,156	$72,713	$74,491
Pretax net investment income	658	778	1,200	1,593
After-tax net investment income	547	624	1,021	1,274
Average pretax yield (b)	3.6%	4.2%	3.3%	4.3%
Average after-tax yield (b)	3.0%	3.4%	2.8%	3.4%

(a)      Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)      Excludes net realized investment gains and losses and net unrealized investment gains and losses.

Net investment income of $658 million in the second quarter of 2009 declined $120 million, or 15%, from the same period of 2008.  Through the first six months of 2009, net investment income of $1.20 billion was $393 million, or 25%, lower than in the same period of 2008.  The declines in both periods of 2009 were due to negative returns from non-fixed maturity investments, compared with positive returns in 2008, as well as a significant decline in short-term interest rates and a lower average level of long-term fixed maturity invested assets.  Non-fixed maturity investments produced negative net investment income of $33 million and $208 million in the second quarter and first six months of 2009, respectively, compared with net investment income of $32 and $71 million in the respective periods of 2008.  Included in non-fixed maturity investments are private equity partnerships, hedge funds and real estate partnerships that are accounted for under the equity method of accounting and typically report financial statement information on a lag.  The decline in net investment income from these investments in 2009 reflected the challenging capital market conditions that have persisted in recent quarters.  The amortized cost of the fixed maturity portfolio at June 30, 2009 totaled $61.83 billion, $1.39 billion lower than at the same date in 2008, primarily reflecting the impact of $1.12 billion of common share repurchases during the preceding twelve-month period, the sale of the Company’s subsidiary Unionamerica in December 2008 and the Company’s $450 million contribution to its pension plan in the second half of 2008.  These factors were partially offset by strong operating cash flows during that twelve-month period and the issuance of debt in the second quarter of 2009.  The average pretax investment yields of 3.6% and 3.3% in the second quarter and first six months of 2009, respectively, declined from 4.2% and 4.3% in the respective periods of 2008, primarily reflecting the negative investment income from non-fixed maturity investments in 2009 and the decline in short-term interest rates.

Except as described below for certain legal entities, the Company allocates its invested assets and the related net investment income to its reportable business segments.  Pretax net investment income is allocated based upon an investable funds concept, which takes into account liabilities (net of non-invested assets) and appropriate capital considerations for each segment. For investable funds, a benchmark investment yield is developed that reflects the estimated duration of the loss reserves’ future cash flows, the interest rate environment at the time the losses were incurred and A+ rated corporate debt instrument yields.  For capital, a benchmark investment yield is developed that reflects the average yield on the total investment portfolio.  The benchmark investment yields are applied to each segment’s investable funds and capital, respectively, to produce a total notional investment income by segment.  The Company’s actual net investment income is allocated to each segment in proportion to the respective segment’s notional investment income to total notional investment income.  There are certain legal entities within the Company that are dedicated to specific reportable business segments.  The invested assets and related net investment income from these legal entities are reported in the applicable business segment and are not allocated among the other business segments.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $1 million and $33 million declines in fee income in the second quarter and first six months of 2009, respectively, compared with the same periods of 2008 are described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(75)	$(28)	$(259)	$(66)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	45	—	45	—
Other-than-temporary impairment losses	(30)	(28)	(214)	(66)
Other net realized investment gains	43	64	13	40
Net realized investment gains (losses)	$13	$36	$(201)	$(26)

In the second quarter of 2009, the Company adopted the provisions of FSP FAS 115-2.  See notes 1 and 3 for a discussion of the impact of adoption.

Net Other-Than-Temporary Impairment Losses on Investments — Impairments of fixed maturity investments included in net income in the second quarter of 2009 totaled $23 million, which included $13 million related to various issuers’ deteriorated financial position, $7 million of impairments related to structured mortgage securities and $3 million related to securities with respect to which the Company has the intent to sell.  Impairments included in net income in the second quarter of 2009 also included $5 million related to equity investments and $2 million related to other investments.  The equity impairments were related to issuers in the financial industry.  Impairments in the second quarter of 2008 included in net income totaled $28 million and included $15 million of impairments on equity securities, $12 million on fixed maturities and $1 million on other investments.

Through the first six months of 2009, impairments included in net income totaled $214 million.  Fixed income impairments in the first six months of 2009 were $130 million and included $60 million related to various issuers’ deteriorated financial position, $58 million of impairments related to structured mortgage securities and $12 million with respect to securities that the Company has the intent to sell.  Equity impairments in the first six months of 2009 were $79 million, the majority of which were related to issuers in the financial industry.  Impairments in the first six months of 2009 also included $5 million related to other investments.  Impairments in the first six months of 2008 totaled $66 million, which were concentrated in the fixed maturity portfolio and included $25 million of impairments related to securities as to which the Company was unable to assert an intention to hold until recovery in market value.  The remaining impairment losses in the fixed maturity portfolio in the first six months of 2008 were primarily related to various issuers’ deteriorated financial position.

Other Net Realized Investment Gains — Other net realized investment gains in the second quarter of 2009 totaled $43 million, compared with other net realized investment gains of $64 million for the same period of 2008.  Included in the second-quarter 2009 total were $25 million of net realized investment gains related to U.S. Treasury futures contracts, which are used to shorten the duration of the Company’s fixed maturity portfolio.  Also included in the second quarter 2009 total were net realized investment gains of $21 million related to fixed maturity investments, $12 million of net investment losses related to foreign currency exchange rates and $9 million of net investment gains related to the sales of equity securities and other investments.  Other net realized investment gains in the second quarter of 2008 included $18 million of net realized investment gains from fixed maturity investments, $12 million of net gains from the sale of a small insurance underwriting subsidiary, $10 million of net gains related to U.S. Treasury futures contracts and $9 million of net gains from the sale of venture capital investments, which are included in other invested assets.  The remainder of other net realized investment gains in the second quarter of 2008 primarily resulted from the sale of various investment securities and net foreign exchange gains.

Other net realized investment gains for the first six months of 2009 were $13 million, compared with $40 million in the same period of 2008.  The 2009 total included the net realized investment gains and losses described above in the second quarter of 2009, and also included $32 million of net realized losses related to the Company’s holdings of stock purchase warrants of a publicly-held company.  Other net realized investment gains of $40 million in the first six months of 2008 included the gains described above in the second quarter of 2008, which were partially offset by $16 million of net realized losses related to its holdings of stock purchase warrants of a publicly-held company and $14 million of net losses related to U.S. Treasury futures contracts in the first quarter of 2008.

The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at June 30, 2009 and “Aa1” at December 31, 2008.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Business Insurance	$3,046	$3,087	$6,340	$6,395
Financial, Professional & International Insurance	975	1,065	1,817	2,011
Personal Insurance	1,948	1,909	3,675	3,588
Total	$5,969	$6,061	$11,832	$11,994

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Business Insurance	$2,813	$2,805	$5,776	$5,716
Financial, Professional & International Insurance	914	985	1,477	1,629
Personal Insurance	1,878	1,839	3,555	3,472
Total	$5,605	$5,629	$10,808	$10,817

Gross written premiums in the second quarter of 2009 decreased 2% from the same period of 2008, while net written premiums were slightly lower than in the second quarter of 2008.  Through the first six months of 2009, gross written premiums decreased 1%, and net written premiums were slightly lower than in the same period of 2008.  Overall, business retention remained at high levels, consistent with the prior year periods.  Pricing remained stable as improving rate trends continued in each business segment, although coverage demands from existing policyholders declined due to general economic conditions.  New business volume was consistent with the prior year periods as strong growth in Business Insurance new business was largely offset by lower new business volumes in Financial, Professional & International Insurance and Personal Insurance.

In Business Insurance, net written premiums in the second quarter and first six months of 2009 increased slightly over the respective periods of 2008 as growth in Commercial Accounts, Select Accounts and Industry-Focused Underwriting, primarily driven by strong business retention rates coupled with higher new business volume, was partially offset by a decline in volume in Specialized Distribution.  In Financial, Professional & International Insurance, net written premiums decreased 7% and 9% from the second quarter and first six months of 2008, respectively, reflecting the unfavorable impact of foreign currency exchange rates and the impact of the economic downturn on construction surety business volume.  In the Personal Insurance segment, net written premiums increased 2% over both the second quarter and first six months of 2008, reflecting continued strong retention rates and renewal premium increases.

Claims and Expenses

Claims and claim adjustment expenses totaled $3.34 billion in the second quarter of 2009, $243 million, or 8%, higher than the second quarter 2008 total of $3.09 billion, primarily reflecting a decline in net favorable prior year reserve development and the impact of loss cost trends, partially offset by a decline in catastrophe losses.  The 2009 total included $261 million of net favorable prior year reserve development and $200 million of catastrophe losses, whereas the 2008 second quarter total included $526 million of net favorable prior year reserve development and $356 million of catastrophe losses. Through the first six months of 2009, claims and claim adjustment expenses totaled $6.53 billion, an increase of $412 million, or 7%, from the six-month 2008 total of $6.11 billion.  The 2009 year-to-date total included $519 million of net favorable prior year reserve development and $283 million of catastrophe losses, whereas the comparable 2008 total included $926 million of net favorable prior year reserve development and $451 million of catastrophe losses.  Catastrophe losses in 2009 and 2008 primarily resulted from several tornadoes and hail storms.  Net favorable prior year reserve development in the second quarter and first six months of 2009 was concentrated in the Business Insurance segment, resulting from better than expected loss development for recent accident years in the general liability, commercial multi-peril, property and commercial automobile product lines, and in the Personal Insurance segment, primarily due to favorable loss experience related to Hurricanes Katrina and Ike.

The Company’s three business segments each experienced net favorable prior year reserve development in the second quarter and first six months of 2008.  The majority of net favorable prior year reserve development occurred in the Business Insurance segment and resulted from better than expected loss development primarily for recent accident years in the commercial multi-peril, general liability and property product lines.  The Financial, Professional & International Insurance segment experienced better than expected loss experience primarily in the International group’s property, employers’ liability (workers’ compensation), and public and products liability (general liability) lines of business, primarily in the United Kingdom and Ireland, for recent accident years.  In the Personal Insurance segment, net favorable prior year reserve development was concentrated in the Homeowners and Other line of business.

Factors contributing to net favorable prior year reserve development in each segment are discussed in more detail in the segment discussions that follow.

The amortization of deferred acquisition costs totaled $953 million in the second quarter of 2009, slightly lower than the comparable 2008 total of $961 million.  Through the first six months of 2009, the amortization of deferred acquisition costs totaled $1.90 billion, slightly lower than the six-month 2008 total of $1.92 billion.  The declines in both periods of 2009 were consistent with the decline in earned premiums.

General and administrative expenses totaled $839 million in the second quarter of 2009, a decrease of $25 million, or 3%, from the comparable 2008 total of $864 million.  Through the first six months of 2009, general and administrative expenses totaled $1.62 billion, a decrease of $96 million, or 6%, from the six-month 2008 total of $1.72 billion.  The decreases in both periods of 2009 primarily reflected $26 million and $87 million reductions, respectively, in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008.  These reductions in estimated assessments resulted from a decline in estimated insurance industry losses related to Hurricane Ike.  In addition, the second-quarter and year-to-date totals in 2009 reflected the favorable impact of changes in foreign currency exchange rates on expenses in the Financial, Professional & International Insurance segment.  These factors were partially offset by the impact of continued investments to support business growth and product development, including the Company’s direct to consumer initiative in the Personal Insurance segment.

Interest Expense

Interest expense of $94 million in the second quarter of 2009 was $3 million higher than in the same period of 2008.  Through the first six months of 2009, interest expense totaled $186 million, an increase of $5 million, or 3%, over the six-month 2008 total of $181 million.  The increases in both periods of 2009 primarily reflected a higher level of debt outstanding due to the issuances of debt in the second quarters of both 2009 and 2008.

GAAP Combined Ratio

The consolidated loss and loss adjustment expense ratio of 61.4% in the second quarter of 2009 was 4.4 points higher than the loss and loss adjustment expense ratio of 57.0% in the same 2008 period.  The 2009 and 2008 second-quarter loss and loss adjustment expense ratios included 4.9 point and 9.8 point benefits from net favorable prior year reserve development, respectively.  Catastrophe losses accounted for 3.7 points of the 2009 second quarter loss and loss adjustment expense ratio, whereas the 2008 second quarter loss and loss adjustment expense ratio included a 6.6 point impact from catastrophe losses.

The consolidated loss and loss adjustment expense ratio of 60.5% for the first six months of 2009 was 4.2 points higher than the loss and loss adjustment expense ratio of 56.3% in the same 2008 period.  The 2009 and 2008 six-month loss and loss adjustment expense ratios included 4.9 point and 8.6 point benefits from net favorable prior year reserve development, respectively.  Catastrophe losses accounted for 2.7 points of the 2009 six-month loss and loss adjustment expense ratio, whereas the 2008 six-month loss and loss adjustment expense ratio included a 4.2 point impact from catastrophe losses.

The 2009 second quarter and six-month loss and loss adjustment expense ratios excluding catastrophe losses and prior year reserve development were 2.4 points and 2.0 points higher than the respective 2008 ratios on the same basis, reflecting reduced underwriting margins related to pricing and loss cost trends in several lines of business in the Business Insurance segment and increased frequency and severity of losses in the Homeowners and Other line of business in the Personal Insurance segment.

The underwriting expense ratio of 31.8% for the second quarter of 2009 was 0.5 points lower than the second quarter 2008 underwriting expense ratio of 32.3%.  Through the first six months of 2009, the underwriting expense ratio of 31.4% was 0.8 points lower than the underwriting expense ratio of 32.2% in the same 2008 period.  The second-quarter and year-to-date 2009 underwriting expense ratios reflected 0.5 and 0.8 point benefits, respectively, resulting from the $26 million and $87 million reductions, respectively, in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008.

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

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008

Revenues
Earned premiums	$2,770	$2,781	$5,527	$5,567
Net investment income	451	540	806	1,113
Fee income	89	90	162	195
Other revenues	12	7	18	13
Total revenues	$3,322	$3,418	$6,513	$6,888

Total claims and expenses	$2,587	$2,523	$5,121	$5,048

Operating income	$560	$658	$1,107	$1,341

Loss and loss adjustment expense ratio	57.6%	54.7%	57.7%	54.5%
Underwriting expense ratio	32.2	32.4	31.7	32.4
GAAP combined ratio	89.8%	87.1%	89.4%	86.9%

Overview

Operating income of $560 million in the second quarter of 2009 was $98 million, or 15%, lower than operating income of $658 million in the same period of 2008. Through the first six months of 2009, operating income totaled $1.11 billion, a decline of $234 million, or 17%, from the six-month 2008 total of $1.34 billion.  The reduction in operating income in the second quarter and first six months of 2009 primarily reflected declines in both net favorable prior year reserve development and net investment income, and reduced underwriting margins related to pricing and loss cost trends.  These factors were partially offset by a decline in catastrophe losses and fewer large property losses, and, for the year-to-date period, a decline in non-catastrophe weather-related losses.  In addition, second-quarter and year-to-date operating income in 2009 included benefits of $3 million and $41 million, respectively, from the favorable resolution of various prior year federal and state tax matters, and $12 million and $38 million reductions, respectively, in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008.  Net favorable prior year reserve development totaled $216 million and $398 million in the second quarter and first six months of 2009, respectively, compared with net favorable prior year reserve development of $357 million and $669 million in the respective periods of 2008.  Catastrophe losses in the second quarter and first six months of 2009 totaled $59 million and $71 million, respectively, compared with $185 million and $242 million in the respective periods of 2008.

Earned Premiums

Earned premiums of $2.77 billion in the second quarter of 2009 decreased $11 million, or less than 1%, from the same period of 2008.  Through the first six months of 2009, earned premiums of $5.53 billion were 1% lower than in the same period of 2008.  The declines in 2009 reflected the impact of competitive market conditions on pricing and new business in several business units during the preceding twelve months.

Net Investment Income

Net investment income in this segment in the second quarter and first six months of 2009 declined $89 million and $307 million, respectively, from the same 2008 periods.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the second quarter and first six months of 2009 compared with the same periods of 2008.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services provided to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services provided to workers’ compensation residual market pools. The $1 million and $33 million declines in fee income in the second quarter and first six months of 2009, respectively, compared with the same 2008 periods primarily resulted from lower serviced premium and claim volume due to the de-population of workers’ compensation residual market pools, the impact on fee income related to both lower claim volume and lower loss costs (as fees are based either on the number of claims serviced or as a percentage of losses) driven by workers’ compensation reforms (primarily in California) and overall lower claim frequency during the preceding twelve months.  Lower new business volume over the preceding twelve months due to increased competition also contributed to the decline in fee income in the first six months of 2009.

Claims and Expenses

Claims and claim adjustment expenses in the second quarter of 2009 totaled $1.64 billion, an increase of $88 million, or 6%, over the same 2008 period.  Claims and claim adjustment expenses in the first six months of 2009 totaled $3.26 billion, an increase of $148 million, or 5%, compared with the same 2008 period.  The increases in 2009 primarily reflected a decline in net favorable prior year reserve development and the impact of loss cost trends.  These factors were partially offset by declines in catastrophe losses and large property losses and, for the year-to-date period, a decline in non-catastrophe weather-related losses.  Net favorable prior year reserve development totaled $216 million in the second quarter of 2009, compared with net favorable prior year reserve development of $357 million in the same 2008 period.  The 2009 second-quarter total was driven by better than expected loss results primarily concentrated in the general liability, commercial multi-peril, property and commercial automobile product lines for recent accident years.  The general liability and commercial multi-peril product lines experienced better than anticipated loss development that was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.  The property product line improvement primarily occurred in the latter part of the 2008 accident year as a result of better than expected claim emergence trends.  The commercial automobile line of business experienced better than expected loss development that was attributable to more favorable legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology.  The net favorable prior year reserve development in these product lines was partially offset by a $70 million increase to environmental reserves recorded in the second quarter, which is discussed in more detail in the “Environmental Claims and Litigation” section herein.

Net favorable prior year development in the second quarter of 2008 was driven by better than expected loss results primarily concentrated in the commercial multi-peril, general liability, property and commercial automobile product lines for recent accident years.  The commercial multi-peril, general liability and commercial automobile product lines experienced better than anticipated loss development that was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.  The property product line improvement occurred primarily in the 2007 accident year as a result of favorable trends for certain large national property, national programs, and ocean marine claim exposures and lower than expected weather-related losses during the last half of 2007.  In addition, the commercial multi-peril and property product lines’ 2005 accident year results experienced improvement due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina.  The net favorable prior year reserve development in the foregoing product lines in the second quarter of 2008 was partially offset by net unfavorable prior year reserve development in the workers’ compensation product line, primarily driven by higher than anticipated medical costs related to 2004 and prior accident years.  In addition, the Company recorded an $85 million increase to environmental reserves in the second quarter of 2008.

Net favorable prior year reserve development totaled $398 million in the first six months of 2009, compared with $669 million in the same 2008 period.  The 2009 year-to-date total was driven by the same factors described above for the second quarter.  The 2008 year-to-date total was driven by the same factors described above for the second quarter of 2008, as well as the following factors that occurred during the first quarter of 2008: an increase in anticipated ceded recoveries for older accident years in the general liability product line, and favorable trends in certain large inland marine claim exposures and in ceded recoveries for certain large commercial property claims, primarily for the 2007 accident year.

Catastrophe losses in the second quarter of 2009 totaled $59 million, compared with $185 million in the same 2008 period.  Catastrophe losses in the first six months of 2009 totaled $71 million, compared with $242 million in the same 2008 period.  Catastrophe losses in the first six months of both 2009 and 2008 primarily resulted from several tornadoes and hail storms.

The amortization of deferred acquisition costs totaled $450 million and $899 million in the second quarter and first six months of 2009, respectively, virtually level with the comparable totals of $451 million and $902 million in the respective periods of 2008.

General and administrative expenses in the second quarter and first six months of 2009 totaled $493 million and $960 million, respectively, lower than the comparable totals of $516 million and $1.03 billion in the respective periods of 2008.  The declines primarily reflected the impact of $12 million and $38 million reductions, respectively, in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008 and lower expenses related to operations in runoff.

GAAP Combined Ratio

The loss and loss adjustment expense ratio in the second quarter of 2009 of 57.6% was 2.9 points higher than the comparable second quarter 2008 ratio of 54.7%.  Net favorable prior year reserve development provided 7.8 point and 12.8 point benefits to the loss and loss adjustment expense ratio in the second quarters of 2009 and 2008, respectively.  Catastrophe losses in the second quarters of 2009 and 2008 accounted for 2.1 points and 6.6 points of the loss and loss adjustment expense ratio, respectively.  Through the first six months of 2009, the loss and loss adjustment expense ratio of 57.7% was 3.2 points higher than the comparable 2008 ratio of 54.5%.  Net favorable prior year reserve development provided 7.2 point and 12.0 point benefits to the loss and loss adjustment expense ratio in the first six months of 2009 and 2008, respectively.  Catastrophe losses in the first six months of 2009 and 2008 accounted for 1.3 points and 4.4 points of the loss and loss adjustment expense ratio, respectively.  The 2009 second quarter and six-month loss and loss adjustment expense ratios excluding catastrophe losses and prior year reserve development were 2.4 points and 1.5 points higher than the respective 2008 ratios on the same basis, primarily reflecting reduced underwriting margins related to pricing and loss cost trends, partially offset by lower non-catastrophe weather-related losses and fewer large property losses.

The underwriting expense ratio of 32.2% for the second quarter of 2009 was 0.2 points lower than the comparable 2008 ratio.  Through the first six months of 2009, the underwriting expense ratio of 31.7% was 0.7 points lower than the comparable 2008 ratio.  The second-quarter and year-to-date 2009 underwriting expense ratios reflected 0.4 point and 0.7 point impacts, respectively, of the reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Select Accounts	$741	$733	$1,479	$1,453
Commercial Accounts	603	580	1,357	1,312
National Accounts	303	364	712	809
Industry-Focused Underwriting	587	592	1,247	1,254
Target Risk Underwriting	559	552	1,076	1,074
Specialized Distribution	247	260	470	505
Total Business Insurance Core	3,040	3,081	6,341	6,407
Business Insurance Other	6	6	(1)	(12)
Total Business Insurance	$3,046	$3,087	$6,340	$6,395

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Select Accounts	$732	$724	$1,463	$1,432
Commercial Accounts	564	550	1,274	1,223
National Accounts	227	241	486	487
Industry-Focused Underwriting	581	584	1,198	1,197
Target Risk Underwriting	458	445	880	868
Specialized Distribution	247	259	469	503
Total Business Insurance Core	2,809	2,803	5,770	5,710
Business Insurance Other	4	2	6	6
Total Business Insurance	$2,813	$2,805	$5,776	$5,716

In Business Insurance Core, gross written premiums in the second quarter of 2009 decreased by 1% from the second quarter of 2008, whereas net written premiums were slightly higher than in the second quarter of 2008.  Through the first six months of 2009, gross written premiums decreased by 1% from the same period of 2008, whereas net written premiums increased 1% over the first six months of 2008.  The decline in gross written premiums in both periods of 2009 primarily reflected the impact of competitive market conditions.  A significant portion of gross written premiums for products offered by National Accounts is ceded to other insurers and residual market pools.  The decline in gross written premiums is primarily in the business that is ceded.  As a result, the decline in gross written premiums did not have a proportional impact on net written premiums.

Select Accounts.  Net written premiums of $732 million in the second quarter of 2009 increased slightly over the same period of 2008.  Through the first six months of 2009, net written premiums of $1.46 billion were 2% higher than in the same 2008 period. Business retention rates remained strong and consistent with the prior year quarter, but declined from recent quarters.  Renewal premium changes were positive and improved from recent quarters as a result of a continued improving rate trend.  On a year-to-date basis, renewal premium changes, while positive, were slightly lower than in the same 2008 period.  New business volume in the second quarter and first six months of 2009 increased over the same periods of 2008, driven by the continued success of the Company’s quote-to-issue agency platform and multivariate pricing program for smaller businesses.

Commercial Accounts.  Net written premiums of $564 million in the second quarter of 2009 increased 3% over the prior year quarter.  Through the first six months of 2009, net written premiums of $1.27 billion were 4% higher than in the same period of 2008.  Business retention rates in the second quarter and first six months of 2009 remained strong, generally consistent with the prior year quarter.  Renewal premium changes were slightly negative in the second quarter and first six months of 2009, consistent with recent quarters, but were slightly improved over the same 2008 period, as from the impact of a continued improving rate trend was partially offset by lower coverage demands from existing policyholders due to general economic conditions.  New business levels increased when compared with the second quarter and first six months of 2008.

National Accounts. Net written premiums of $227 million in the second quarter of 2009 decreased 6% from the prior year quarter.  Through the first six months of 2009, net written premiums of $486 million were slightly lower than in the same period of 2008.  The decline in second quarter net written premiums was driven by slightly negative renewal premium changes due to lower coverage demands from existing policyholders, partially offset by growth in new business levels.

Industry-Focused Underwriting.  Net written premiums of $581 million in the second quarter of 2009 decreased slightly from the same 2008 period. Through the first six months of 2009, net written premiums of $1.20 billion were level with the same period of 2008.  The decline in second-quarter 2009 premiums reflected general economic conditions and was concentrated in the Public Sector business unit, driven by lower business retention rates and new business levels, and in the Construction business unit, resulting from lower business retention rates and continued negative renewal premium changes.  These declines were partially offset by premium growth in the Agribusiness business unit, driven by increases in business retention rates and new business levels.  On a year-to-date basis in 2009, premium growth in the Agribusiness and Oil & Gas business units was largely offset by a decline in volume in the Construction and Technology business units.

Target Risk Underwriting.  Net written premiums of $458 million in the second quarter of 2009 increased 3% over the prior year quarter.  Through the first six months of 2009, net written premiums of $880 million were 1% higher than in the same period of 2008.  The increase in the second quarter of 2009 was driven by strong growth in National Property volume due to significant increases in renewal premium changes.  Through the first six months of 2009, growth in National Property premium volume, and in Excess Casualty premiums (resulting from a change in the terms of certain reinsurance treaties that resulted in a higher level of business retained) was largely offset by a decline in Inland Marine premium volume that reflected general economic conditions which resulted in reductions in business retention rates and new business volume.

Specialized Distribution. Net written premiums of $247 million in the second quarter of 2009 decreased 5% from the same period of 2008.  Through the first six months of 2009, net written premiums of $469 million were 7% lower than in the same period of 2008.  The declines were attributable to both the National Programs and Northland business units, due to negative renewal premium changes and a reduction in new business volume that reflected competitive market conditions and the impact of challenging economic conditions on the commercial trucking industry.

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

In the second quarter of 2009, results from the Company’s surety bond operation in Canada were reclassified from the Bond & Financial Products group to the International group to reflect the manner in which this operation is now managed.  All prior period amounts have been restated to reflect this reclassification between groups within the segment.  The reclassification had no impact on previously reported results for the Financial, Professional & International Insurance segment in total for the three months and six months ended June 30, 2008 or the three months ended March 31, 2009.

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008

Revenues
Earned premiums	$810	$852	$1,611	$1,699
Net investment income	107	120	211	242
Other revenues	7	8	13	13
Total revenues	$924	$980	$1,835	$1,954

Total claims and expenses	$739	$689	$1,465	$1,382

Operating income	$133	$204	$281	$412

Loss and loss adjustment expense ratio	54.4%	43.7%	54.5%	44.7%
Underwriting expense ratio	36.5	36.7	36.0	36.2
GAAP combined ratio	90.9%	80.4%	90.5%	80.9%

Overview

Operating income of $133 million in the second quarter of 2009 declined by $71 million, or 35%, from the prior year quarter.  Through the first six months of 2009, operating income of $281 million declined by $131 million, or 32%, from the same 2008 period.  The decreases in 2009 were primarily driven by declines in net favorable prior year reserve development and net investment income.  Net favorable prior year reserve development totaled $11 million and $23 million in the second quarter and first six months of 2009, respectively, compared with $132 million and $195 million of net favorable prior year reserve development in the second quarter and first six months of 2008.

Earned Premiums

Earned premiums of $810 million and $1.61 billion in the second quarter and first six months of 2009, respectively, declined from the prior year periods due to the unfavorable impact of foreign currency exchange rates.  Adjusting for the impact of exchange rates, earned premiums in this segment increased 1% over the second quarter and first six months of 2008.

Net Investment Income

Net investment income in this segment in the second quarter and first six months of 2009 declined $13 million and $31 million, respectively, from the same 2008 periods.  Approximately one-half of the decline in each period of 2009 was due to the unfavorable impact of foreign currency exchange rates.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of additional factors contributing to the decrease in the Company’s consolidated net investment income in 2009.

Claims and Expenses

Claims and claim adjustment expenses in the second quarter of 2009 totaled $442 million, an increase of $66 million, or 18%, over the same 2008 period.  Through the first six months of 2009, claims and claim adjustment expenses totaled $884 million, an increase of $118 million, or 15%, over the same 2008 period.  The increases in 2009 primarily reflected the decrease in net favorable prior year reserve development, which was partially offset by the favorable impact of foreign currency exchange rates and, for the second quarter of 2009, a lower amount of large losses in the International group.  Net favorable prior year reserve development totaled $11 million and $23 million in the second quarter and first six months of 2009, respectively, compared with $132 million and $195 million in the respective periods of 2008.  The 2008 net favorable prior year reserve development was primarily driven by better than expected loss experience for the contract surety business within the fidelity and surety line of business in the Bond & Financial Products group, and the property line of business in the International group.  In addition, several other longer-tail lines in International experienced net favorable prior year reserve development in the second quarter of 2008, particularly public and products liability (general liability), professional indemnity (professional liability) and motor (commercial automobile).  The net favorable prior year reserve development for contract surety business resulted from favorable settlements on large claims, primarily from accident years prior to 2005.  In the International group’s property line of business, the improvement primarily resulted from better than anticipated loss development in the United Kingdom, in part due to favorable claim activity on 2007 flood losses.  The improvements in the longer-tail lines of business in the International group were attributable to several factors, including enhanced risk control and underwriting strategies throughout the International group and the favorable impact of legal and judicial reforms in Ireland.

The amortization of deferred acquisition costs totaled $151 million in the second quarter of 2009, 7% lower than the comparable 2008 total of $163 million.  Through the first six months of 2009, the amortization of deferred acquisition costs totaled $297 million, 8% lower than the comparable 2008 total of $322 million.  The declines were driven by the favorable impact of foreign currency exchange rates, changes in the mix of business and the reductions in earned premiums.  General and administrative expenses in the second quarter and first six months of 2009 totaled $146 million and $284 million, respectively, slightly lower than in the same periods of 2008, also reflecting the favorable impact of foreign currency exchange rates.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 54.4% in the second quarter of 2009 was 10.7 points higher than the 2008 ratio of 43.7%.  The 2009 ratio included a 1.4 point benefit from net favorable prior year reserve development and a 0.2 point impact from catastrophe losses, whereas the 2008 ratio included a 15.5 point benefit from net favorable prior year reserve development and a 0.6 point impact from catastrophe losses.  Through the first six months of 2009, the loss and loss adjustment expense ratio of 54.5% was 9.8 points higher than the 2008 six-month ratio of 44.7%. The 2009 ratio included a 1.5 point benefit from net favorable prior year reserve development and a 0.1 point impact from catastrophes, whereas the 2008 ratio included an 11.5 point benefit from net favorable prior year reserve development and a 0.3 point impact of catastrophe losses.  The 2009 second-quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 3.0 points lower than the second-quarter 2008 ratio on the same basis, primarily reflecting a lower level of large non-weather related losses within the International group in 2009.  The 2009 year-to-date loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was level with the 2008 ratio on the same basis, as the favorable impact of a decline in large non-weather related losses was largely offset by the impact of loss cost trends.  The underwriting expense ratio of 36.5% in the second quarter of 2009 was 0.2 points lower than in the same period of 2008.  The underwriting expense ratio of 36.0% through the first six months of 2009 was also 0.2 points lower than the comparable 2008 underwriting expense ratio.  The declines in both periods of 2009 reflected reductions in acquisition expenses related to a change in the mix of business.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Bond & Financial Products	$569	$606	$1,094	$1,179
International	406	459	723	832
Total Financial, Professional & International Insurance	$975	$1,065	$1,817	$2,011

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Bond & Financial Products	$558	$592	$892	$947
International	356	393	585	682
Total Financial, Professional & International Insurance	$914	$985	$1,477	$1,629

The Financial, Professional & International Insurance segment’s gross written premiums of $975 million in the second quarter of 2009 decreased 8% from the same period of 2008, and net written premiums of $914 million in the second quarter of 2009 decreased 7% from the second quarter of 2008.  Through the first six months of 2009, gross written premiums declined 10%, and net written premiums declined 9% from the same period of 2008.  The majority of the net written premium decline in the second quarter and first six months of 2009 was attributable to the unfavorable impact of foreign currency exchange rates in the International group.  The remainder of the decline was driven by the impact of the economic downturn on construction surety business volume.  In the Bond & Financial Products group (excluding the surety line of business, for which the following are not relevant measures), business retention rates remained strong but decreased slightly from the second quarter and first six months of 2008.  Renewal premium changes in 2009 increased over both periods of 2008, as the impact of an improving rate trend was partially offset by reduced exposures related to underwriting actions as well as lower coverage demands from existing policyholders due to general economic conditions.  New business levels in 2009 increased slightly over both periods of 2008.  For the International group (excluding the surety line of business, for which the following are not relevant measures), business retention rates in the second quarter and first six months of 2009 declined from the same periods of 2008, primarily due to underwriting actions taken within the Company’s operations at Lloyd’s.  Renewal premium changes improved significantly and new business volume declined when compared with the second quarter and first six months of 2008.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.  Personal Insurance writes almost all of its insurance coverage through agents, brokers and other intermediaries, which collectively comprise its Agency book of business.

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2009	2008	2009	2008

Revenues
Earned premiums	$1,773	$1,724	$3,516	$3,431
Net investment income	100	118	183	238
Other revenues	21	19	42	40
Total revenues	$1,894	$1,861	$3,741	$3,709

Total claims and expenses	$1,788	$1,700	$3,437	$3,298

Operating income	$88	$122	$242	$303

Loss and loss adjustment expense ratio	70.5%	67.3%	67.6%	65.1%
Underwriting expense ratio	29.1	30.0	28.8	29.7
GAAP combined ratio	99.6%	97.3%	96.4%	94.8%
Incremental impact of direct to consumer initiative on GAAP combined ratio	1.9%	0.6%	1.7%	0.4%

Overview

Operating income of $88 million in the second quarter of 2009 was $34 million, or 28%, lower than operating income in the same period of 2008.  The decline primarily reflected the impact of higher non-catastrophe weather-related losses, investments in the direct to consumer initiative and a decline in net investment income, partially offset by lower catastrophe losses and a $14 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008.  Through the first six months of 2009, operating income of $242 million was $61 million, or 20%, lower than in the same 2008 period, driven by higher non-catastrophe weather-related losses, investments in the direct to consumer initiative and a decline in net investment income, partially offset by an increase in net favorable prior year reserve development and a $48 million reduction in the estimate of property windpool assessments described above.  Results in both periods of 2009 benefited from strong business retention rates and renewal premium increases.  Catastrophe losses in the second quarter and first six months of 2009 totaled $139 million and $210 million, respectively, compared with catastrophe losses of $165 million and $203 million in the same periods of 2008.  Net favorable prior year reserve development in the second quarter and first six months of 2009 totaled $34 million and $98 million, respectively, compared with net favorable prior year reserve development of $37 million and $62 million in the respective periods of 2008.

Earned Premiums

Earned premiums of $1.77 billion in the second quarter of 2009 increased $49 million, or 3%, over earned premiums of $1.72 billion in the same period of 2008.  Through the first six months of 2009, earned premiums of $3.52 billion were $85 million, or 2%, higher than in the same 2008 period. The increase reflected continued strong business retention rates and renewal premium increases.

Net Investment Income

Net investment income in this segment in the second quarter and first six months of 2009 declined $18 million and $55 million, respectively, from the same 2008 periods.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in 2009.

Claims and Expenses

Claims and claim adjustment expenses in the second quarter of 2009 totaled $1.25 billion, an increase of $89 million, or 8%, over the same period of 2008.  The 2009 total reflected the impact of higher non-catastrophe weather-related losses in the Homeowners and Other line of business and increased business volume, partially offset by a decrease in catastrophe losses.  Through the first six months of 2009, claims and claim adjustment expenses of $2.38 billion were $146 million, or 7%, higher than in the same 2008 period, primarily reflecting the impact of higher non-catastrophe weather-related losses in the

Homeowners and Other line of business and increased business volume, partially offset by an increase in net favorable prior year reserve development.  Net favorable prior year reserve development in the second quarter and first six months of 2009 totaled $34 million and $98 million, respectively, compared with net favorable prior year reserve development of $37 million and $62 million, respectively, in the same periods of 2008.  The second quarter 2009 net favorable prior year reserve development was concentrated in the Homeowners and Other product line and primarily reflected favorable loss experience related to Hurricane Ike.  Net favorable prior year reserve development for the first six months of 2009 primarily reflected favorable loss experience related to both Hurricanes Ike and Katrina.  The second quarter 2008 favorable prior year reserve development primarily related to an improvement in experience from recent accident years for the automobile and homeowners product lines, as well as an improvement in the older accident years for the umbrella line within the Homeowners and Other product line.  This improvement was driven in part by claim initiatives as well as better than expected outcomes on 2007 catastrophe-related claims.  The six-month 2008 favorable prior year reserve development reflected these factors as well as favorable experience from accident year 2007 for allied coverages within the Homeowners and Other product line.  This improvement was the result of less than expected claim activity for coverages which are inherently volatile in results from year to year.  Catastrophe losses in the second quarter and first six months of 2009 totaled $139 million and $210 million, respectively, compared with catastrophe losses of $165 million and $203 million in the respective periods of 2008.  Catastrophe losses in the first six months of both years primarily resulted from tornado and hail storms.

The amortization of deferred acquisition costs totaled $352 million and $701 million in the second quarter and first six months of 2009 respectively, compared with $347 million and $691 million in the respective periods of 2008.  The increases in 2009 primarily reflected increased business volume.

General and administrative expenses totaled $187 million and $357 million in the second quarter and first six months of 2009, respectively, compared with $193 million and $374 million in the respective periods of 2008.  The decreases in 2009 primarily reflected the impact of $14 million and $48 million reductions, respectively, in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008, as well as expense reduction initiatives.  These factors were partially offset by an increase in expenses due to growth in business volume and continued investments to support business growth and product development, including the Company’s direct to consumer initiative.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 70.5% in the second quarter of 2009 was 3.2 points higher than the comparable 2008 ratio of 67.3%.  The 2009 ratio included a 7.9 point impact of catastrophe losses and a 1.9 point benefit from net favorable prior year reserve development, whereas the 2008 ratio included a 9.6 point impact of catastrophe losses and a 2.2 point benefit from net favorable prior year reserve development.  Through the first six months of 2009, the loss and loss adjustment expense ratio of 67.6% was 2.5 points higher than the comparable 2008 ratio of 65.1%.  The 2009 ratio included a 6.0 point impact of catastrophe losses and a 2.8 point benefit from net favorable prior year reserve development, whereas the 2008 ratio included a 5.9 point impact of catastrophe losses and a 1.8 point benefit from net favorable prior year reserve development.  The 2009 second quarter and six-month loss and loss adjustment expense ratios excluding catastrophe losses and prior year reserve development were 4.6 points and 3.4 points higher, respectively, than the 2008 ratios on the same basis, primarily reflecting the impact of higher non-catastrophe weather-related losses in the Homeowners and Other line of business.

The underwriting expense ratio of 29.1% in the second quarter of 2009 was 0.9 points lower than the second quarter 2008 ratio of 30.0%.  Through the first six months of 2009, the underwriting expense ratio of 28.8% was 0.9 points lower than the comparable 2008 ratio of 29.7%. The decline in the second quarter and year-to-date 2009 expense ratios primarily reflected the 0.8 point and 1.4 point favorable impacts, respectively, of the reduction in the estimate of hurricane-related assessments, as well as expense reduction initiatives, which were partially offset by expenses resulting from the Company’s direct to consumer initiative.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries, and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Agency Automobile	$919	$939	$1,843	$1,869
Agency Homeowners and Other	1,018	970	1,810	1,719
Total Agency Personal Insurance	$1,937	$1,909	$3,653	$3,588

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Agency Automobile	$914	$933	$1,831	$1,855
Agency Homeowners and Other	952	906	1,701	1,617
Total Agency Personal Insurance	$1,866	$1,839	$3,532	$3,472

Gross and net Agency written premiums in the second quarter of 2009 increased 1% over the respective totals in the same period of 2008.  Through the first six months of 2009, gross and net Agency written premiums increased 2% over the respective totals in the same period of 2008.

In the Agency Automobile line of business, net written premiums in the second quarter of 2009 decreased 2% from the same period of 2008.  Through the first six months of 2009, net written premiums in the Agency Automobile line of business decreased 1% from the same period of 2008.  The impact of increasing renewal premium changes was more than offset by declines in new business volume and business retention rates.

In the Agency Homeowners and Other line of business, net written premiums in the second quarter and first six months of 2009 both grew 5% over the same periods of 2008.  Growth in both periods of 2009 was driven by increases in renewal premium changes, partially offset by slight declines in new business levels.  Business retention rates remained strong and were consistent with the second quarter and first six months of 2008.

The Personal Insurance segment had approximately 7.4 million and 7.3 million policies in force at June 30, 2009 and 2008, respectively.

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2009	2008	2009	2008

Operating loss	$(49)	$(66)	$(99)	$(130)

The $17 million and $31 million decreases in operating loss in Interest Expense and Other in the second quarter and first six months of 2009 primarily reflected benefits of $14 million and $28 million, respectively, from the favorable resolution of various prior year federal and state tax matters.  After-tax interest expense in the second quarter and first six months of 2009 totaled $61 million and $121 million, respectively, compared with $59 million and $117 million in the respective periods of 2008.

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

In addition to claims against policyholders, proceedings have been launched directly against insurers, including the Company, by individuals challenging insurers’ conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries.  The Company believes that there may be additional direct actions against insurers, including the Company, in the future.  It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.  The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions.

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which had been approved by the court in connection with the proceedings initiated by TPC in the Johns Manville bankruptcy court.  On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Various parties appealed the district court’s March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court’s approval of the order issued by the bankruptcy court prohibiting the prosecution of the Statutory and Hawaii Actions and the Common Law

Claims, as well as future similar direct action litigation, against TPC.  TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s decision, and on December 12, 2008, the Petitions were granted.  On June 18, 2009, the Supreme Court ruled in favor of the Company, reversing the Second Circuit’s February 15, 2008 decision, finding, among other things, that the Statutory and Hawaii actions and substantially all Common Law Claims against TPC are generally barred by prior orders of the bankruptcy court overseeing the Johns Manville bankruptcy, and that those orders are final.  However, since the Second Circuit had not ruled on certain additional issues principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues.  Accordingly, the settlements are not yet final.  (For a description of these matters, see “Part II—Item 1—Legal Proceedings”).

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

Net asbestos losses and expenses paid in the first six months of 2009 were $123 million, compared with $138 million in the same period of 2008.  Approximately 20% and 19% of total net paid losses in the first six months of 2009 and 2008, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company’s liability.  Net asbestos reserves totaled $2.79 billion at June 30, 2009, compared with $3.60 billion at June 30, 2008.

In December 2008, the Company completed the sale of Unionamerica, which comprised its United Kingdom-based runoff insurance and reinsurance businesses.  Included in the claims and claim adjustment expense reserves transferred to the purchaser were gross and net asbestos reserves of $330 million and $232 million, respectively.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2009	2008
Beginning reserves:
Direct	$3,299	$4,353
Ceded	(385)	(619)
Net	2,914	3,734
Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—
Losses paid:
Direct	163	169
Ceded	(40)	(31)
Net	123	138
Ending reserves:
Direct	3,136	4,184
Ceded	(345)	(588)
Net	$2,791	$3,596

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

The Company continues to receive notices from policyholders tendering claims for the first time. These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants.  Further, in many instances clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies.  In recent years, the Company also had experienced a decline in both the number of new policyholders tendering claims for the first time and the number of pending lawsuits between the Company and its policyholders pertaining to coverage for environmental claims.  However, during the first six months of 2009 the Company experienced a slight increase in the number of policyholders tendering claims for the first time.  In addition, the Company has experienced upward development in the expected defense and settlement costs for certain of its pending policyholders.  As a result, the Company increased its net environmental reserves by $70 million in the second quarter of 2009.

Net paid losses in the first six months of 2009 and 2008 were $56 million and $64 million, respectively.  At June 30, 2009, approximately 93% of the net environmental reserve (approximately $397 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $31 million), consists of case reserves.

In December 2008, the Company completed the sale of Unionamerica, which comprised its United Kingdom-based runoff insurance and reinsurance businesses.  Included in the claims and claim adjustment expense reserves transferred to the purchaser were gross and net environmental reserves of $40 million and $33 million, respectively.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2009	2008
Beginning reserves:
Direct	$400	$478
Ceded	14	12
Net	414	490
Incurred losses and loss expenses:
Direct	85	85
Ceded	(15)	—
Net	70	85
Losses paid:
Direct	60	64
Ceded	(4)	—
Net	56	64
Ending reserves:
Direct	425	499
Ceded	3	12
Net	$428	$511

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at June 30, 2009 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also, see “Part II—Item 1, Legal Proceedings”).

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

INVESTMENT PORTFOLIO

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. Government bonds, tax-exempt U.S. municipal bonds, and taxable corporate bonds and mortgage-backed securities.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” and “Aa1” at June 30, 2009 and December 31, 2008, respectively.  The decline in the Company’s average credit quality rating was due to the downgrading this quarter of a monoline bond insurer.  Below investment grade securities represented 2.5% and 2.0% of the total fixed maturity investment portfolio at June 30, 2009 and December 31, 2008, respectively.  The average duration of fixed maturities and short-term securities was 4.0 (4.4 excluding short-term investments) at June 30, 2009 and 4.2 (4.6 excluding short-term investments) at December 31, 2008.

The Company’s fixed maturity investment portfolio at June 30, 2009 included $40.13 billion of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio were $5.44 billion of advance refunded or escrowed-to-maturity bonds.  Advance refunded and escrowed-to-maturity bonds are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. Such escrow accounts are verified as to their sufficiency by an external auditor and almost exclusively involve U.S. Treasury securities.  On April 2, 2009, municipal securities issued by local governments within the United States were assigned a negative outlook by Moody’s Investors Service.

The Company bases its investment decision on the credit characteristics of the municipal security; however, its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default.  The downgrade during 2008 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of the securities to the underlying rating of the respective security.  Of the insured municipal securities in the Company’s investment portfolio at June 30, 2009, approximately 99% were rated at A3 or above, and approximately 80% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a further loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa3” at June 30, 2009.  The average credit rating of the entire municipal bond portfolio was “Aa1” at June 30, 2009 with and without the third-party insurance.

At June 30, 2009 and December 31, 2008, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $719 million and $766 million, respectively. At June 30, 2009, approximately $239 million of these securities, or the loans backing such securities, contained guarantees by the United States Government or a government-sponsored enterprise and $19 million were comprised of Canadian non-guaranteed securities.  The average credit rating of the $480 million of non-guaranteed securities at June 30, 2009 was “Aaa,” and 92% of those securities were issued in 2004 and prior years.  The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

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

At June 30, 2009 and December 31, 2008, the Company held CMOs classified as available for sale with a fair value of $2.61 billion and $2.84 billion, respectively (in addition to the CMBS securities of $719 million and $766 million, respectively, described above). Approximately 36% and 35% of the Company’s CMO holdings were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at June 30, 2009 and December 31, 2008, respectively. In addition, at June 30, 2009 and December 31, 2008, the Company held $2.91 billion and $3.22 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans which are included with CMBS) mortgage-backed pass-through securities classified as available for sale.  The average credit rating of all of the above securities was between “Aa1” and “Aaa” at both dates.

The Company’s fixed maturity investment portfolio at June 30, 2009 and December 31, 2008 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective market value of $207 million and $206 million, respectively (comprising approximately 0.3% of the Company’s total fixed maturity investments at both dates).  The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional asset-backed securities collateralized by sub-prime mortgages at discounted prices.  The Company purchased $25 million and $47 million of such securities in the first six months of 2009 and the year ended December 31, 2008, respectively.  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entity’s requirements for credit score but do not meet the government-sponsored entity’s guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “A1” and “Aa2” at June 30, 2009 and December 31, 2008, respectively.  Approximately $86 million of the Company’s asset-backed securities collateralized by sub-prime and alternative documentation mortgages were downgraded in the first six months of 2009.  An additional $14 million of such securities were placed on credit watch during the first six months of 2009.

The Company’s real estate investments include warehouses and office buildings and other commercial land and properties that are directly owned.

The Company’s other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company’s fixed maturity investments.  While these asset classes have historically provided a higher return than fixed maturities, in the first six months of 2009 the returns were significantly lower than in prior periods and, in the aggregate, produced negative investment income, reflecting the challenging capital market conditions that have persisted in recent quarters.  At June 30, 2009 and December 31, 2008, the carrying value of the Company’s other investments was $2.77 billion and $3.04 billion, respectively.

OUTLOOK

The Company’s objective is to enhance its position as a consistently profitable market leader and a cost-effective provider of property and casualty insurance in the United States and in selected international markets. A variety of factors continue to affect the property and casualty insurance market and the Company’s core business outlook for the remainder of 2009 and into 2010, including general economic conditions, competitive conditions in the markets served by the Company’s business segments, loss cost trends, interest rate trends and the investment environment.

General Economic Conditions.  The United States and other countries around the world have been experiencing difficult economic conditions, including challenging capital market conditions.  If these economic conditions continue or deteriorate further in the remainder of 2009 and into 2010, it could adversely affect the Company’s results in future periods.  During an economic downturn, demand for the Company’s products may decrease, and credit risk associated with agents, customers, reinsurers, co-sureties, collateral and the Company’s investment portfolio may be adversely impacted.  Some economists believe that steps taken by the federal government to stabilize the economy could lead to an inflationary environment, which, in turn, could lead to an increase in the Company’s loss costs.  Such costs may also increase in an economic downturn, due to an increase in fraudulent reporting of claims, reduced maintenance of insured property or increased frequency of small claims.  Moreover, although the Company does not anticipate needing additional capital in the near term due to the Company’s strong current financial position, financial market disruption may make it difficult for the insurance industry generally, and the Company in particular, to raise additional capital, when needed, on acceptable terms or at all.  As discussed below, losses on the Company’s investment portfolio may adversely impact the Company’s shareholders’ equity and statutory surplus.  Also, as discussed below, the interest rate environment and general economic conditions could further impact the net investment income the Company is able to earn on both its fixed maturity investments and non-fixed maturity investments.

Competition.  The Company expects property casualty insurance market conditions to continue to be very competitive through the remainder of 2009 and into 2010, particularly for new business.  Some competitors are experiencing significant financial difficulties and may, in an effort to maintain their business, offer products at prices and on terms that are not consistent with the Company’s economic standards.  However, these circumstances may lead to an increase in new business opportunities for the Company as agents, brokers and customers seek to do business with high-quality carriers.  The pricing environment for new business generally has less of an impact on underwriting profitability than renewal premium changes, particularly in an environment of high retention rates, which the Company has experienced over the past several years.  In the Business Insurance and the Financial, Professional & International Insurance segments, the Company expects renewal premium changes in the remainder of 2009 and into 2010 to be flat with or modestly higher than 2008 levels.  With regard to the components comprising renewal premium changes, the potential improvement in rates in the remainder of 2009 and into 2010 in some product lines is expected to be largely offset by a decline in exposures.  In the Personal Insurance segment in the remainder of 2009 and into 2010, the Company expects that automobile and homeowners renewal premium changes will increase slightly over 2008 levels.  These expectations for the Company’s business segments, when combined with expected modestly increased loss costs, will likely result in somewhat reduced underwriting profitability in the latter part of 2009 and the early part of 2010.  In personal auto, the Company has underway an initiative to convert policyholders in certain states to a new auto product.  In connection with the conversion, some policyholders’ pricing will increase, while the pricing for other policyholders will decrease.  As a result of the potential for increased price sensitivity due to the economic downturn among those and other policyholders, the Company could experience reduced business retention that could in turn lead to reduced margins beyond what the Company currently expects.  In addition in personal auto, agents are increasingly adopting price comparison rating technologies.  This could also result in reduced revenues and margins beyond what the Company currently expects.  In March 2009, the Company announced a direct to consumer initiative within Personal Insurance, intended to enhance the Company’s ability to compete successfully in the marketplace by broadening its target customer base.  This initiative is expected to increase expenses and reduce underwriting profitability for a number of years as this book of business grows and matures.

Loss Cost Trends.  Loss cost trends are driven by changes in claim frequency and claim severity.  The industry has generally experienced unprecedented low levels of non-catastrophe-related claim frequency over the last several years.  This level of claim frequency may or may not continue in the near term in certain lines of business.  Further, claim frequency is expected to increase modestly for other lines of business.  The Company expects severity to increase modestly for non-catastrophe-related claims.  In the

Business Insurance and Financial, Professional & International Insurance segments, the Company experienced a higher than anticipated level of large, non weather-related losses during 2008.  In the Financial, Professional & International Insurance segment, large, non weather-related losses, while consistent with the Company’s expectations for the first six months of 2009 and at improved levels compared with the same period of 2008, have been higher in recent quarters than historical levels.  In the Personal Insurance segment, the Company experienced a higher than anticipated level of non-catastrophe weather-related losses during 2008 and the first six months of 2009.  The level of weather-related losses incurred in the first six months of 2009 may or may not be indicative of the level of such losses in future quarters. Higher property loss cost trends, primarily driven by severity, are expected to continue in the second half of 2009.

Some experts expect a trend of increased frequency and severity of catastrophic Gulf and Atlantic Coast storms for the foreseeable future.  Given the frequency and severity of storms in recent years and the potential for an increase in frequency and severity of storms, the Company continues to reassess its definition of, and exposure to, coastal risks.  The exposure to these risks is reflected in the pricing and terms and conditions it will offer in coastal areas.  Due in part to the increased frequency and severity of the Gulf and Atlantic Coast storms, there has been some disruption in the market for coastal wind insurance, most significantly in personal lines, as insurers, including the Company, have reduced capacity and increased prices.  The continued disruption in market conditions, along with the potential for increased frequency and severity of coastal storms, could result in a decrease in the amount of coastal wind coverage that the Company is able or willing to write.

In recent periods, the Company has recorded net favorable prior year reserve development, driven by better than expected loss experience in all of the Company’s segments for prior loss years.  If better than expected loss experience continues, the Company may record additional net favorable prior year reserve development in the remainder of 2009 and into 2010.  However, better than expected loss experience may not continue or may reverse, in which case the Company may record no favorable prior year reserve development or net unfavorable prior year reserve development in future periods.  The review of prior year claim and claim adjustment expense reserves, or changes in other current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods.

Interest Rate Trends and the Investment Environment.  A rising interest rate environment enhances the returns available on new fixed maturity investments, thereby favorably impacting net investment income, it reduces the market value of existing fixed maturity investments and, therefore, shareholders’ equity. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting net investment income, but increases the market value of existing investments and therefore, shareholders’ equity.  The Company had a net pretax unrealized gain of $1.14 billion in its total fixed maturities portfolio at June 30, 2009, compared with a net pretax unrealized loss of $294 million at December 31, 2008.  In the first six months of 2009, yields on municipal fixed maturity securities declined, which increased the market value of the Company’s portfolio of such securities.  In addition, credit spreads narrowed on other non-municipal fixed maturity securities which also resulted in an increase in the market value of those securities.

At June 30, 2009, approximately 4% of the Company’s invested assets were comprised of equity securities, private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, venture capital investments and trading securities, which are subject to greater volatility than fixed maturity investments. General economic conditions, capital market conditions and many other factors beyond the Company’s control may affect the value of these non-fixed maturity investments and the realization of net investment income.  For example, reduced liquidity in the capital markets could adversely impact the Company’s investment portfolio, particularly investments in private equity limited partnerships, real estate partnerships and hedge funds, resulting in a decline in transaction volume in these asset classes, and as a result, lower net investment income. For the three months and six months ended June 30, 2009, these non-fixed maturity investments collectively produced negative investment income.  If the current unfavorable economic environment persists during the remainder of 2009 and into 2010, the Company may continue to experience negative returns from these investments.  The Company is not able to predict future market conditions or any related impact on net investment income.

Net investment income is an important contributor to the Company’s results of operations, and the Company expects the investment environment to remain challenging through the remainder of 2009 and into 2010, particularly with respect to its non-fixed maturity investment portfolio.

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

At June 30, 2009, total cash, short-term invested assets and other readily marketable securities aggregating $3.34 billion were held at the holding company.  The assets held at the holding company are sufficient to meet the holding company’s current liquidity requirements.  These liquidity requirements primarily include shareholder dividends and debt service.  The Company has a shelf registration with the Securities and Exchange Commission which permits it to issue securities from time to time.  The Company also has a $1.0 billion line of credit facility with several major banks that expires in the second quarter of 2010.  This line of credit also backs up the Company’s $800 million commercial paper program, of which $100 million was outstanding at June 30, 2009.  The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company currently utilizes letters of credit issued by major banks with an aggregate limit of approximately $508 million to provide much of the capital needed to support its operations at Lloyd’s.  As a result of movement in foreign currency exchange rates, additional capital, which the Company provided by obtaining additional letters of credit issued by major banks during the first quarter of 2009, was required to support the Company’s operations at Lloyd’s.  If letters of credit are not available at a reasonable price or at all in the future, the Company may have to seek alternative means of supporting its operations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first six months of 2009 and 2008 totaled $1.79 billion and $1.63 billion, respectively.  Cash flows in the first six months of 2009 reflected a decline in income taxes paid, a higher level of reinsurance recoveries and lower claims and claim adjustment expense payments related to operations in runoff.  These factors were partially offset by higher claims and claim adjustment expense payments related to ongoing operations and a lower level of collected net investment income compared with the first six months of 2008.

Investing Activities

Net cash flows used in investing activities in the first six months of 2009 totaled $1.12 billion, compared with net cash flows provided by investing activities of $417 million in the same period of 2008. Fixed maturity securities accounted for the majority of investment purchases, sales and maturities in both years.  The carrying value of the Company’s consolidated total investments at June 30, 2009 increased $2.71 billion from year-end 2008, primarily reflecting strong operating cash flows, a $1.55 billion pretax increase in net unrealized gains on investment securities and the issuance of debt, partially offset by common share repurchases and dividends paid to shareholders.

The Company’s management of the duration of the fixed maturity investment portfolio generally produces a duration that exceeds the estimated duration of the Company’s net insurance liabilities.  The average duration of fixed maturities and short-term securities was 4.0 (4.4 excluding short-term investments) at June 30, 2009 and 4.2 (4.6 excluding short-term investments) at December 31, 2008.

The primary goals of the Company’s asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows.  Generally, the expected principal and interest payments produced by the Company’s fixed maturity portfolio adequately fund the estimated runoff of the Company’s insurance reserves.  Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed maturity portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of the Company’s ability to fund claim payments without having to sell illiquid assets or access credit facilities.

Financing Activities

Net cash flows used in financing activities in the first six months of 2009 totaled $745 million, compared with $1.99 billion in the same 2008 period.  The 2009 and 2008 totals primarily reflected common share repurchases, dividends to shareholders and the repayment of debt, partially offset by the proceeds from employee stock option exercises and the issuance of debt.  Common share repurchases totaled $778 million and $1.79 billion in the first six months of 2009 and 2008, respectively.

On March 3, 2009, the Company’s zero coupon convertible notes with an effective yield of 4.17% and a remaining principal balance of $141 million matured and were fully paid.

On June 2, 2009, the Company issued $500 million aggregate principal amount of 5.90% senior notes that will mature on June 2, 2019.  The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $494 million.  Interest on the senior notes is payable semi-annually in arrears on June 2 and December 2 of each year, commencing December 2, 2009.  The senior notes are redeemable in whole at any time or in part from time to time, at the Company’s option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current treasury rate (as defined) plus 35 basis points for the senior notes.

Dividends paid to shareholders totaled $350 million and $359 million in the first six months of 2009 and 2008, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

In January 2008, the board of directors authorized an additional $5 billion for the repurchase of the Company’s common shares.  Under the authorization, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorization does not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including market conditions, potential investment opportunities, the Company’s share price performance, corporate and regulatory requirements and catastrophe losses.  Share repurchase levels in prior periods may not be indicative of future repurchase activity.  During the three months and six months ended June 30, 2009, the Company repurchased 18.5 million shares under its share repurchase authorization for a total cost of approximately $750 million.  The average cost per share repurchased was $40.65.  At June 30, 2009, the Company had $3.06 billion of capacity remaining under the share repurchase authorization.

The following table summarizes the components of the Company’s capital structure at June 30, 2009 and December 31, 2008.

(in millions)	June 30, 2009	December 31, 2008
Debt:
Short-term	$352	$242
Long-term	6,188	5,938
Net unamortized fair value adjustments and debt issuance costs	(8)	1
Total debt	6,532	6,181
Preferred shareholders’ equity	83	89
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	26,579	26,130
Accumulated other changes in equity from nonowner sources	258	(900)
Total shareholders’ equity	26,920	25,319
Total capitalization	$33,452	$31,500

The $1.95 billion increase in total capitalization from year-end 2008 reflected an increase in unrealized appreciation on investment securities, net income in the first six months of 2009 and the issuance of debt, partially offset by common share repurchases, dividends to shareholders and debt maturities.

The following table provides a reconciliation of total capitalization excluding net unrealized gain (loss) on investments to total capitalization presented in the foregoing table.

(dollars in millions)	June 30, 2009	December 31, 2008

Total capitalization excluding net unrealized gain (loss) on investments	$32,587	$31,644
Net unrealized gain (loss) on investments, net of taxes	865	(144)
Total capitalization	$33,452	$31,500
Debt-to-total capital ratio	19.5%	19.6%
Debt-to-total capital ratio excluding net unrealized gain (loss) on investments	20.0%	19.5%

The debt-to-total capital ratio excluding net unrealized gains (losses) on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains (losses), net of taxes (i.e., excluding the impact of FAS 115).  Net unrealized investment gains and losses can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends.  Accordingly, in the opinion of the Company’s management, the debt-to-capital ratio calculated on this basis provides another useful metric to understand the Company’s financial leverage position.  The Company’s debt-to-total capital ratio of 20.0% at June 30, 2009 calculated on this basis was at its target level.

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

The following table summarizes the Company’s coverage under its General Catastrophe Treaty, effective for the period July 1, 2009 through June 30, 2010:

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

Catastrophe Bond Program.  In May 2007, the Company announced the establishment of a multi-year catastrophe bond program to provide reinsurance protection for losses resulting from hurricanes and certain other catastrophes in the Northeast United States (from New Jersey to Maine). The Company may obtain reinsurance under the program by entering into one or more reinsurance agreements with Longpoint Re Ltd. (Longpoint Re), an independent Cayman Islands insurance company.  Longpoint Re successfully completed an offering to unrelated investors under the program of $500 million aggregate principal amount of catastrophe bonds on May 8, 2007.  In connection with the offering, the Company and Longpoint Re entered into a three-year reinsurance agreement providing up to $500 million of reinsurance from losses resulting from certain hurricane events in the Northeast United States.  Under the terms of the reinsurance agreement, the Company is obligated to pay annual reinsurance premiums to Longpoint Re for the reinsurance coverage.  The reinsurance agreement entered into by the Company and Longpoint Re utilizes a dual trigger that is based upon the Company’s covered losses incurred and an index that is created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by Property Claim Services, a division of Insurance Services Offices, Inc., an independent company.  The reinsurance agreement entered into with Longpoint Re as part of the catastrophe bond program meets the requirements to be accounted for as reinsurance in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Short-Duration and Long-Duration Contracts.  Amounts payable to the Company under the reinsurance agreement will be determined by the index-based losses, which are designed to approximate the Company’s actual losses from any covered event.  The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreement. The index-based losses attachment point and maximum limit are reset annually to maintain a probability of loss on the catastrophe bonds equal to the initial modeled probability of loss.  In accordance with the program, the index-based losses attachment point and maximum limit were reset on May 8, 2009.  For the period May 8, 2009 through May 7, 2010, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $2.327 billion.  The full coverage amount of $500 million is available on a proportional basis until index-based losses reach a maximum $3.10 billion limit.  The Company has not incurred any losses subject to the agreement since its inception.

As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers.  This risk is mitigated under the catastrophe bond program by securing the $500 million limit with a combination of assets held in a trust and a Total Return Swap with Goldman Sachs International that is guaranteed by The Goldman Sachs Group, Inc.  The value of the trust assets was estimated to be approximately $406 million at June 30, 2009.  Under the Total Return Swap, in the event that there is a realized investment loss on the trust assets, Goldman Sachs International is required to pay an amount equal to such realized investment loss for deposit into the trust.  Two of the assets of the trust failed to meet the investment guidelines of the trust and, accordingly, were sold during the first quarter 2009.  Pursuant to the Total Return Swap, upon sale of these assets, Goldman Sachs International contributed $78 million in cash to the trust.  The proceeds from the sale of these assets and the amounts contributed by Goldman Sachs International were used to buy replacement securities.

Northeast Catastrophe Reinsurance Treaty.  In addition to its General Catastrophe treaty and its multi-year catastrophe bond program, the Company also is party to a Northeast General Catastrophe treaty which provides up to $500 million of coverage, subject to a $2.25 billion retention, for losses arising from hurricanes, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2009 through June 30, 2010.  Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico may be used to satisfy the retention.  Recoveries under the catastrophe bond program (if any) would be first applied to reduce losses subject to this treaty.

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

Claims — Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Guarantee Company of Canada and Travelers Insurance Company Limited as of July 30, 2009.  The table also presents S&P’s Lloyd’s Syndicate Assessment rating for Travelers Syndicate Management — Syndicate 5000.  The table presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best		Moody’s		S&P		Fitch
Travelers Reinsurance Pool (a)(b)	A+	(2nd of 16)	Aa2	(3rd of 21)	AA-	(4th of 21)	AA	(3rd of 24)
Travelers C&S Co. of America	A+	(2nd of 16)	Aa2	(3rd of 21)	AA-	(4th of 21)	AA	(3rd of 24)
First Floridian Auto and Home Ins. Co.	A-	(4th of 16)		—		—	AA	(3rd of 24)
First Trenton Indemnity Company	A	(3rd of 16)		—		—	AA	(3rd of 24)
The Premier Insurance Company of Massachusetts	A	(3rd of 16)		—		—		—
Travelers C&S Co. of Europe, Ltd.	A+	(2nd of 16)	Aa2	(3rd of 21)	AA-	(4th of 21)		—
Travelers Guarantee Company of Canada	A+	(2nd of 16)		—		—		—
Travelers Insurance Company Limited	A	(3rd of 16)		—		—		—
Travelers Syndicate Management Limited — Syndicate 5000		—		—		3- (9 of 15)		—

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

Debt Ratings

The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries as of July 30, 2009.  The table also presents the position of each rating in the applicable agency’s rating scale.

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

Rating Agency Actions

The following rating agency actions were taken with respect to the Company from April 1, 2009 through July 30, 2009:

•                  On May 15, 2009, A.M. Best revised the outlook to positive from stable for the issuer credit ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America and Travelers C&S Co. of Europe, Ltd.  Concurrently, A.M. Best affirmed the financial strength ratings and issuer credit ratings of these entities.  The outlook for the financial strength ratings is stable.  Additionally, for The Travelers Companies, Inc., A.M. Best revised the outlook for the debt ratings to positive from stable and affirmed the issuer credit ratings and debt ratings.  A.M. Best also upgraded the financial strength ratings of Travelers Guarantee Company of Canada from “A” to “A+,” and the issuer credit ratings from “A+” to “AA-.”  The outlook for both ratings is stable.  In addition, A.M. Best affirmed the financial strength ratings and issuer credit ratings of The Premier Insurance Company of Massachusetts, First Trenton Indemnity Company and First Floridian Auto and Home Ins. Co.  The outlook for these ratings is stable.

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

A portion of the Company’s gross claims and claim adjustment expense reserves (totaling $3.56 billion at June 30, 2009) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2009			December 31, 2008
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,325	$11,937	$18,262	$6,529	$11,809	$18,338
Property	1,177	762	1,939	1,414	858	2,272
Commercial multi-peril	1,895	1,912	3,807	1,988	1,968	3,956
Commercial automobile	2,292	1,465	3,757	2,413	1,511	3,924
Workers’ compensation	9,358	7,312	16,670	9,419	6,872	16,291
Fidelity and surety	619	1,164	1,783	677	1,081	1,758
Personal automobile	1,419	977	2,396	1,448	1,043	2,491
Homeowners and personal—other	650	854	1,504	633	800	1,433
International and other	2,105	2,074	4,179	2,140	2,043	4,183
Property-casualty	25,840	28,457	54,297	26,661	27,985	54,646
Accident and health	66	9	75	68	9	77
Claims and claim adjustment expense reserves	$25,906	$28,466	$54,372	$26,729	$27,994	$54,723

The $351 million decline in gross claims and claim adjustment expense reserves since December 31, 2008 primarily reflected favorable prior year reserve development and payments related to operations in runoff, partially offset by an increase in non-catastrophe weather-related losses.

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

Actuarial methods for analyzing and estimating claims and claim adjustment expense reserves

The principal estimation and analysis methods utilized by the Company’s actuaries are the paid development method, the case incurred development method, the Bornhuetter-Ferguson (BF) method, and average value analysis combined with the reported claim development method.  The BF method is usually utilized for more recent accident periods, with a transition to other methods as the underlying claim data becomes  more voluminous and therefore more credible.  These are typically referred to as traditional actuarial methods.  (See Glossary of Selected Insurance Terms in the Company’s 2008 Annual Report on Form 10-K for an explanation of these methods.)

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

The reinsurance agreement that the Company entered into as part of its catastrophe bond program is a dual trigger contract and meets the requirements to be accounted for as reinsurance in accordance with Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.  The Company’s catastrophe bond program is described in more detail in the “Catastrophe Reinsurance Coverage” section herein.

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

Recoverables attributable to structured settlements relate primarily to personal injury claims, of which workers’ compensation claims comprise a significant portion, for which the Company has purchased annuities and remains contingently liable in the event of a default by the companies issuing the annuities.  Recoverables attributable to mandatory pools and associations relate primarily to workers’ compensation service business.  These recoverables are supported by the participating insurance companies’ obligation to pay a pro rata share based on each company’s voluntary market share of written premium in each state in which it is a pool participant.  In the event a member of a mandatory pool or association defaults on its share of the pool’s or association’s obligations, the other members’ share of such obligation increases proportionally.

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	June 30, 2009	December 31, 2008
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$8,876	$9,376
Allowance for uncollectible reinsurance	(606)	(618)
Net reinsurance recoverables	8,270	8,758
Structured settlements	3,493	3,517
Mandatory pools and associations	1,931	1,957
Total reinsurance recoverables	$13,694	$14,232

The $488 million decline in net reinsurance recoverables since year-end 2008 reflected cash collections (including those related to prior year catastrophe losses), several commutation agreements and the impact of net favorable prior year reserve development.

Investment Valuation and Impairments

Fair Value Measurements

For a description of the Company’s critical accounting estimates related to Fair Value Measurements, refer to Critical Accounting Estimates, Fair Value Measurements in the Company’s 2008 Annual Report on Form 10-K.

Valuation of Investments Reported at Fair Value in Financial Statements

For a description of the Company’s critical accounting estimates related to Valuation of Investments Reported at Fair Value in Financial Statements, refer to Critical Accounting Estimates, Valuation of Investments Reported at Fair Value in Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

Valuation of Investments Not Reported at Fair Value in Financial Statements

For a description of the Company’s critical accounting estimates related to Valuation of Investments Not Reported at Fair Value in Financial Statements, refer to Critical Accounting Estimates, Valuation of Investments Not Reported at Fair Value in Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

Investment Impairments

The Company conducts a periodic review to identify and evaluate invested assets having other-than-temporary impairments.  Some of the factors considered in identifying other-than-temporary impairments include: (1) for fixed maturity investments, whether the Company intends to sell the investment or whether it is more likely than not that the Company will be required to sell the investment prior to an anticipated recovery in value; (2) for non-fixed maturity investments, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; (3) the likelihood of the recoverability of principal and interest for fixed maturity securities (i.e., whether there is a credit loss), or cost for equity securities; (4) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities; and (5) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices.

Reporting of Other-Than-Temporary Impairments

For fixed maturity investments that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses).  The impairment related to all other factors is reported in accumulated other changes in equity from nonowner sources.  For fixed maturity investments managed by external managers, the Company cannot assert that it does not intend to sell the securities prior to recovery and therefore the securities are considered to be other-than-temporarily impaired when the fair value is below the cost basis at the end of the reporting period.

For non-fixed maturity investments and fixed maturity investments the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery in value, the full amount of the impairment is included in net realized investment gains (losses).

Upon recognizing an other-than-temporary impairment, the new cost basis of the investment is the previous amortized cost basis less the other-than-temporary impairment recognized in net realized investment gains (losses).  The new cost basis is not adjusted for any subsequent recoveries in fair value; however, for fixed maturity investments the difference between the new cost basis and the expected cash flows is accreted on a quarterly basis to net investment income over the remaining expected life of the investment.

Due to the subjective nature of the Company’s analysis and estimates of future cash flows, along with the judgment that must be applied in the analysis, it is possible that the Company could reach a different conclusion whether or not to impair a security if it had access to additional information about the issuer.  Additionally, it is possible that the issuer’s actual ability to meet contractual obligations may be different than what the Company determined during its analysis, which may lead to a different impairment conclusion in future periods.

Determination of Credit Loss

The Company determines the credit loss component of fixed maturity investments by utilizing discounted cash flow modeling to determine the present value of the security and comparing the present value with the amortized cost of the security.  If the amortized cost is greater than the present value of the expected cash flows, the difference is considered a credit loss and recognized in net realized investment gains (losses).

For non-structured fixed maturities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, and certain corporate debt) the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received.  The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by the Company.  The Company determines the undiscounted recovery value by allocating the estimated value of the issuer to the Company’s assessment of the priority of claims.  The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame.  Generally, that time frame for securities for which the issuer is in bankruptcy is 12 months.  For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally 24 months.  Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount.

In estimating the recovery value, significant judgment is involved in the development of assumptions relating to a myriad of factors related to the issuer including, but not limited to, revenue, margin and earnings projections, the likely market or liquidation values of assets, potential additional debt to be incurred pre- or post- bankruptcy/restructuring, the ability to shift existing or new debt to different priority layers, the amount of restructuring/bankruptcy expenses, the size and priority of unfunded pension obligations, litigation or other contingent claims, the treatment of intercompany claims and the likely outcome with respect to inter-creditor conflicts.

For structured fixed maturity securities (primarily residential and commercial mortgage-backed securities, collateralized mortgage obligations and pass-through securities), the Company estimates the present value of the security by projecting future cash flows of the assets underlying the securitization, allocating the flows to the various tranches based on the structure of the securitization, and determining the present value of the cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows).  The Company incorporates historical levels of delinquencies, defaults and severities as well as credit attributes of the remaining assets in the securitization, along with other economic data, to arrive at its best estimate of the parameters applied to the assets underlying the securitization.  In order to project cash flows, the following assumptions are applied to the assets underlying the securitization: (1) voluntary prepayment rates, (2) default rates, and (3) recovery rates given a default.  The key assumptions made for the Prime, Alt-A and Sub-Prime mortgage-backed securities at June 30, 2009 were as follows:

(at June 30, 2009)	Prime	Alt-A	Sub-Prime

Prepayments	6% - 20%	4% - 10%	2% - 6%
Percentage of remaining pool liquidated due to defaults	1.3% - 44.5%	11.0% - 75.1%	49.2% - 92.5%
Loss severity	30% - 60%	55% - 70%	45% - 80%

Changes in Intent to Sell Temporarily Impaired Assets

The Company may, from time to time, sell invested assets subsequent to the balance sheet date that it did not intend to sell at the balance sheet date.  Conversely, the Company may not sell invested assets that it asserted that it intended to sell at the balance sheet date.  Such changes in intent are generally due to events occurring subsequent to the balance sheet date.  The types of events that may result in a change in intent include, but are not limited to, significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in tax laws or the regulatory environment.

Equity Securities

Equity securities are other-than-temporarily impaired when it becomes apparent that the Company will not recover its cost over a forecasted recovery period or when the Company does not have the intent and ability to hold such securities to recovery.

The following table summarizes, for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at June 30, 2009, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$8	$26	$166	$—	$200
Other	13	36	104	6	159
Total fixed maturities	21	62	270	6	359
Equity securities	1	12	2	—	15
Total	$22	$74	$272	$6	$374

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

In the fourth quarter of 2008, the Company changed its methodology for estimating the fair value of its reporting units from a multiple of earnings model to a discounted cash flow model.  This change was made as a result of the effects of a severe disruption of the credit and equity markets and significant changes in the insurance industry that caused disparities between the multiple of earnings of the Company and the observed multiple of earnings of its competitors.  The discounted cash flow model is an income approach to valuation that is based on a more detailed analysis for deriving a current fair value of reporting units and is more representative of the Company’s reporting units’ current and expected future financial performance.  The change in methodology resulted in a change in estimate of the fair value of the reporting units for purposes of testing goodwill for impairment.  Other indefinite-lived intangible assets held by the Company are also reviewed for impairment on at least an annual basis.  The classification of the asset as indefinite-lived is reassessed, and an impairment is recognized if the carrying amount of the asset exceeds its fair value.

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

OTHER MATTERS

Unresolved Staff Comments

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance subsequently asked for further information, which the Company provided. Specifically, the staff asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being considered may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at June 30, 2009 and December 31, 2008, 2007, 2006, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and other intangible assets) at June 30, 2009 and December 31, 2008, 2007, 2006, 2005 and 2004 would not be material.  Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet at April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the Division) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC.  The Company cooperated with the Division’s requests for information.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Specifically, earnings guidance, statements about the Company’s share repurchase plans (which repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors), statements about the potential impact of the recent disruption in the investment markets and other economic conditions on the Company’s investment portfolio and underwriting results are forward looking, and the Company may make forward-looking statements about its results of operations (including, among others, premium volume, net and operating income, investment income, return on equity, expected current returns and combined ratio), and financial condition (including, among others, invested assets and liquidity); the sufficiency of the Company’s asbestos and other reserves (including, among others, asbestos claim payment patterns); the cost and availability of reinsurance coverage; catastrophe losses; investment performance; investment, economic and underwriting market conditions; and strategic initiatives.  Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

Some of the factors that could cause actual results to differ include, but are not limited to, the following: catastrophe losses could materially and adversely affect the Company’s business; financial disruption or a prolonged economic downturn may materially and adversely affect the Company’s business; the Company’s investment portfolio may suffer reduced returns or material losses; the Company may not be able to collect all amounts due to it from reinsurers, and reinsurance coverage may not be available to the Company in the future at commercially reasonable rates or at all; the Company is exposed to credit risk in certain of its business operations; if actual claims exceed the Company’s loss reserves, or if changes in the estimated level of loss reserves are necessary, the Company’s financial results could be materially and adversely affected; the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation; the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; the effects of emerging claim and coverage issues on the Company’s business are uncertain; the intense competition that the Company faces could harm its ability to maintain or increase its business volumes and its profitability; the insurance industry and the Company are the subject of a number of investigations by state and federal authorities in the United States, and the Company cannot predict the outcome of these investigations or the impact on its business practices or financial results; the Company’s businesses are heavily regulated, and changes in regulation may reduce the Company’s profitability and limit its growth; a downgrade in the Company’s claims-paying and debt ratings could adversely impact its business volumes, adversely impact its ability to access the capital markets and increase its borrowing costs; the inability of the Company’s insurance subsidiaries to pay dividends to their holding company in sufficient amounts would harm the Company’s ability to meet its obligations and to pay future shareholder dividends; disruptions to the Company’s relationships with its independent agents and brokers could adversely affect the Company; loss of or significant restriction on the use of credit scoring in the pricing and underwriting of Personal Insurance products could reduce the Company’s future profitability; the Company is subject to a number of risks associated with its business outside the United States; the Company could be adversely affected if its controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective; the Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology; some strategic initiatives, including the Company’s direct to consumer initiative in Personal Insurance, are long-term in nature and may negatively impact the Company’s loss and loss adjustment expense ratios and underwriting expense ratios as it invests and these initiatives may not be successful; if the Company experiences difficulties with technology, data security and/or outsourcing relationships, its ability to conduct its business could be negatively impacted; and acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In November 2003, the parties reached a settlement of the Statutory and Hawaii Actions.  This settlement includes a lump-sum payment of up to $412 million by TPC, subject to a number of significant contingencies. In May 2004, the parties reached a settlement resolving substantially all pending and similar future Common Law Claims against TPC.  This settlement requires a payment of up to $90 million by TPC, subject to a number of significant contingencies.  Among the contingencies for each of these settlements is a final order of the bankruptcy court clarifying that all of these claims, and similar future asbestos-related claims against TPC, are barred by prior orders entered by the bankruptcy court (“the 1986 Orders”).

On August 17, 2004, the bankruptcy court entered an order approving the settlements and clarifying that the 1986 Orders barred the pending Statutory and Hawaii Actions and substantially all Common Law Claims pending against TPC (“the Clarifying Order”). The Clarifying Order also applies to similar direct action claims that may be filed in the future.

On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the Clarifying Order while vacating that portion of the order that required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court.

Various parties appealed the district court’s March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court’s approval of the Clarifying Order.  On February 29, 2008, TPC and certain other parties to the appeals filed petitions for rehearing and/or rehearing en banc, requesting reinstatement of the district court’s judgment, which were denied.  TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s decision, and on December 12, 2008, the Petitions were granted.  On June 18, 2009, the Supreme Court ruled in favor of the Company, reversing the Second Circuit’s February 15, 2008 decision, finding, among other things, that the 1986 Orders are final and generally bar the Statutory and Hawaii actions and substantially all Common Law Claims against TPC.  Further, the Supreme Court ruled that the bankruptcy court had jurisdiction to issue the Clarifying Order.  However, since the Second Circuit had not ruled on certain additional issues, principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues.  Accordingly, the settlements are not yet final.

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

Industry-Wide Investigations — As previously disclosed, as part of industry-wide investigations that commenced in October 2004, the Company and its affiliates received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the U.S. Attorney for the Southern District of New York and the U.S. Securities and Exchange Commission (SEC).  The areas of pending inquiry addressed to the Company included its relationship with brokers and agents and the Company’s involvement with “non-traditional insurance and reinsurance products.”  The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2009	April 30, 2009	20,778	$40.43	—	$3,809,857,539
May 1, 2009	May 31, 2009	13,516,859	39.69	13,225,467	3,285,136,583
June 1, 2009	June 30, 2009	5,225,427	43.12	5,224,599	3,059,826,625
Total		18,763,064	$40.65	18,450,066	$3,059,826,625

The Company repurchased 312,998 shares during the three-month period ended June 30, 2009 that were not part of the publicly announced share repurchase authorization, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised.  The Company’s share repurchase authorization, which has no expiration date, was first approved and announced by the Company’s board of directors in May 2006.  In January 2008, the board of directors authorized an additional $5 billion for share repurchases.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 5, 2009.  At the meeting:

(1)	twelve persons were elected to serve as directors of the Company until the 2010 annual meeting of shareholders;

(2)	the selection of KPMG LLP to serve as the independent registered public accounting firm of the Company for 2009 was ratified;

(3)	the material terms of the performance goals under The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan were re-approved; and

(4)	a shareholder proposal relating to political contributions was defeated.

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter are set forth below, as are the number of broker non-votes, where applicable.

(1)                     Election of Directors:

	Votes For	Votes Against	Votes Withheld
Alan L. Beller	491,577,688	24,104,669	574,752
John H. Dasburg	491,498,927	24,201,767	556,164
Janet M. Dolan	491,934,855	23,778,424	543,828
Kenneth M. Duberstein	474,608,519	40,981,069	660,270
Jay S. Fishman	485,807,771	29,932,272	517,065
Lawrence G. Graev	469,838,777	45,837,769	573,563
Patricia L. Higgins	482,050,287	33,511,770	695,051
Thomas R. Hodgson	488,725,696	26,964,154	567,229
Cleve L. Killingsworth, Jr.	489,609,342	26,067,571	573,196
Robert I. Lipp	468,805,487	46,921,816	529,806
Blythe J. McGarvie	478,770,054	36,917,689	562,364
Laurie J. Thomsen	491,714,194	23,988,946	553,967

(2)       Ratification of independent registered public accounting firm:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
509,196,144	6,321,274	739,690	—

(3)                    Re-approval of the material terms of performance goals under The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
467,687,277	46,601,136	1,968,043	—

(4)                    Shareholder proposal relating to political contributions:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
160,014,750	242,185,926	53,898,718	60,157,715

Item 5.   OTHER INFORMATION

All of the Company’s executive officers hold equity in the Company in excess of the required level under the Company’s executive stock ownership policy.  For a summary of this policy as currently in effect, see “Stock Ownership Guidelines” under “Executive Compensation — Compensation Discussion and Analysis” in the Company’s proxy statement filed with the SEC on March 17, 2009.  Particularly in light of the recent economic disruption, from time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons and may sell shares of common stock of the Company.  To effect such sales, the Company’s executives may enter into trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934.

During the quarter ended June 30, 2009, Jay S. Fishman, Chairman of the Board and Chief Executive Officer, Brian W. MacLean, President and Chief Operating Officer, and Jay S. Benet, Vice Chairman and Chief Financial Officer, each entered into such a trading plan.  Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary, and Messrs. MacLean and Benet have target ownership levels established as the lesser of 30,000 shares or the equivalent value of 300% of base salary.  The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines.

The trading plans allow for the sale of shares by each of Messrs. Fishman, MacLean and Benet over periods ranging from approximately 4 to 9 months from the date sales may commence under the relevant plan.

In addition, there may be other sales or dispositions of shares of common stock of the Company by executive officers through Rule 10b5-1 trading plans, on the open market or otherwise.  The Company does not undertake to report other Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

Item 6.   EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 30, 2009	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman Senior Vice President (Authorized Signatory)

Date: July 30, 2009	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

101.1*

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in XBRL: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2009 and 2008; (ii) Consolidated Balance Sheet at June 30, 2009 and December 31, 2008; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2009 and 2008; (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

†                          Filed herewith

*                          Exhibit 101.1 will be furnished separately within 30 days of the filing of this Quarterly Report on Form 10-Q.

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