Form 10-Q/A
period 2009-06-30
TRAVELERS COMPANIES, INC.
filed 2009-08-05
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Explanatory Note

The sole purpose of this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on July 30, 2009 (the “Original Filing”), is to furnish Exhibit 101.1 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101.1 provides the following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in XBRL: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2009 and 2008; (ii) Consolidated Balance Sheet at June 30, 2009 and December 31, 2008; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2009 and 2008; (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 and are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934.  The Company has not made any changes to the Original Filing other than those described in the immediately preceding paragraph.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Original Filing.

Item 6.    Exhibits

See Exhibit Index.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: August 5, 2009	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman Senior Vice President (Authorized Signatory)

Date: August 5, 2009	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)

3

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the Company), effective as of May 1, 2007, were filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and were incorporated by reference in the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009 (filed on July 30, 2009).

3.2

Amended and Restated Bylaws of the Company, effective as of February 18, 2009, were filed as Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, and were incorporated by reference in the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2009 (filed on July 30, 2009).

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	*

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

†	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 (filed on July 30, 2009).

*	Furnished with this Form 10-Q/A.

4