Form 10-Q
period 2009-09-30
TRAVELERS COMPANIES, INC.
filed 2009-10-22
CIK 86312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 16, 2009 was 546,373,306.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2009

PART 1 – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues
Premiums	$5,421	$5,448	$16,075	$16,145
Net investment income	763	716	1,963	2,309
Fee income	72	120	234	315
Net realized investment gains (losses)	29	(170)	(172)	(196)
Other revenues	42	31	124	99
Total revenues	6,327	6,145	18,224	18,672

Claims and expenses
Claims and claim adjustment expenses	3,123	3,871	9,648	9,984
Amortization of deferred acquisition costs	967	990	2,864	2,905
General and administrative expenses	889	1,001	2,510	2,718
Interest expense	98	95	284	276
Total claims and expenses	5,077	5,957	15,306	15,883

Income before income taxes	1,250	188	2,918	2,789
Income tax expense (benefit)	315	(26)	581	666
Net income	$935	$214	$2,337	$2,123

Net income per share
Basic	$1.66	$0.36	$4.05	$3.51
Diluted	$1.65	$0.36	$4.02	$3.47

Weighted average number of common shares outstanding
Basic	558.4	586.7	572.8	600.0
Diluted	564.1	594.7	577.5	609.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(43)	$(156)	$(302)	$(222)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	24	—	69	—
Other-than-temporary impairment losses	(19)	(156)	(233)	(222)
Other net realized investment gains (losses)	48	(14)	61	26
Net realized investment gains (losses)	$29	$(170)	$(172)	$(196)

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Fixed maturities, available for sale at fair value (including $81 and $8 subject to securities lending) (amortized cost $62,208 and $61,569)	$65,350	$61,275
Equity securities, at fair value (cost $387 and $461)	435	379
Real estate	872	827
Short-term securities	6,567	5,222
Other investments	2,899	3,035
Total investments	76,123	70,738

Cash	286	350
Investment income accrued	794	823
Premiums receivable	5,957	5,954
Reinsurance recoverables	13,339	14,232
Ceded unearned premiums	1,076	941
Deferred acquisition costs	1,825	1,774
Deferred tax asset	603	1,965
Contractholder receivables	6,457	6,350
Goodwill	3,365	3,366
Other intangible assets	612	688
Other assets	2,180	2,570
Total assets	$112,617	$109,751

Liabilities
Claims and claim adjustment expense reserves	$53,924	$54,723
Unearned premium reserves	11,209	10,957
Contractholder payables	6,457	6,350
Payables for reinsurance premiums	687	528
Debt	6,528	6,181
Other liabilities	5,652	5,693
Total liabilities	84,457	84,432

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 and 0.3 shares issued and outstanding)	81	89
Common stock (1,750.0 shares authorized; 547.9 and 585.1 shares issued and outstanding)	19,433	19,242
Retained earnings	15,208	13,314
Accumulated other changes in equity from nonowner sources	1,657	(900)
Treasury stock, at cost (169.1 and 128.8 shares)	(8,219)	(6,426)
Total shareholders’ equity	28,160	25,319
Total liabilities and shareholders’ equity	$112,617	$109,751

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the nine months ended September 30,	2009	2008
Convertible preferred stock—savings plan
Balance, beginning of year	$89	$112
Redemptions during period	(8)	(20)
Balance, end of period	81	92

Common stock
Balance, beginning of year	19,242	18,990
Employee share-based compensation	94	96
Compensation amortization under share-based plans and other changes	97	110
Balance, end of period	19,433	19,196

Retained earnings
Balance, beginning of year	13,314	11,110
Cumulative effect of adoption of ASC 320 at April 1, 2009 (see note 1)	71	—
Net income	2,337	2,123
Dividends	(521)	(538)
Other	7	(5)
Balance, end of period	15,208	12,690

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	(900)	670
Cumulative effect of adoption of ASC 320 at April 1, 2009 (see note 1)	(71)	—
Change in net unrealized gain (loss) on investments:
Having no credit losses recognized in the consolidated statement of income	2,348	(1,438)
Having credit losses recognized in the consolidated statement of income	103	—
Net change in unrealized foreign currency translation and other changes	177	(164)
Balance, end of period	1,657	(932)

Treasury stock (at cost)
Balance, beginning of year	(6,426)	(4,266)
Treasury shares acquired – share repurchase authorization	(1,750)	(2,022)
Net shares acquired related to employee share-based compensation plans	(43)	(37)
Balance, end of period	(8,219)	(6,325)
Total common shareholders’ equity	28,079	24,629
Total shareholders’ equity	$28,160	$24,721

Common shares outstanding
Balance, beginning of year	585.1	627.8
Shares acquired – share repurchase authorization	(39.3)	(42.3)
Net shares issued under employee share-based compensation plans	2.1	1.7
Balance, end of period	547.9	587.2

Summary of changes in equity from nonowner sources
Net income	$2,337	$2,123
Other changes in equity from nonowner sources, net of tax	2,628	(1,602)
Total changes in equity from nonowner sources	$4,965	$521

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the nine months ended September 30,	2009	2008
Cash flows from operating activities
Net income	$2,337	$2,123
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	172	196
Depreciation and amortization	602	627
Deferred federal income tax expense	46	49
Amortization of deferred acquisition costs	2,864	2,905
Equity in loss from other investments	211	34
Premiums receivable	(3)	(47)
Reinsurance recoverables	893	533
Deferred acquisition costs	(2,915)	(2,950)
Claims and claim adjustment expense reserves	(799)	(673)
Unearned premium reserves	252	150
Other	(456)	(374)
Net cash provided by operating activities	3,204	2,573

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,769	3,670
Proceeds from sales of investments:
Fixed maturities	2,206	3,588
Equity securities	37	47
Real estate	—	25
Other investments	217	547
Purchases of investments:
Fixed maturities	(6,350)	(6,635)
Equity securities	(22)	(89)
Real estate	(12)	(31)
Other investments	(262)	(527)
Net (purchases) sales of short-term securities	(1,345)	60
Securities transactions in course of settlement	588	(387)
Other	(271)	(267)
Net cash provided by (used in) investing activities	(1,445)	1

Cash flows from financing activities
Payment of debt	(143)	(403)
Issuance of debt	494	496
Dividends paid to shareholders	(518)	(536)
Issuance of common stock – employee share options	76	72
Treasury stock acquired – share repurchase authorization	(1,720)	(2,055)
Treasury stock acquired – net employee share-based compensation	(29)	(28)
Excess tax benefits from share-based payment arrangements	4	8
Net cash used in financing activities	(1,836)	(2,446)
Effect of exchange rate changes on cash	13	(12)
Net increase (decrease) in cash	(64)	116
Cash at beginning of period	350	271
Cash at end of period	$286	$387

Supplemental disclosure of cash flow information
Income taxes paid	$573	$832
Interest paid	$248	$248

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  Certain reclassifications have been made to the 2008 financial statements and notes to conform to the 2009 presentation.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2008 Annual Report on Form 10-K.

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

Adoption of New Accounting Standards

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (The Codification).  The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic.  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments.  Under the new guidance, which is now part of Accounting Standards Codification (ASC) 320, Investments — Debt and Equity Securities (ASC 320), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value.

Additionally, the new guidance changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which the Company does not intend to sell a debt security, or it is more likely than not that the Company will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis.  The Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses).  The impairment related to all other factors is reported in “accumulated other changes in equity from nonowner sources.”

In addition to the changes in measurement and presentation, the disclosures related to other-than-temporary impairments relating to debt securities are expanded, and all such disclosures are required to be included in both interim and annual periods.

The provisions of the new guidance were effective for interim periods ending after June 15, 2009.  The adoption of the new guidance on April 1, 2009 resulted in an increase in retained earnings of $71 million, which was offset by a corresponding decrease in “accumulated other changes in equity from nonowner sources” of the same amount.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

As a result of adopting the new guidance, the amount of net investment income, net realized investment losses from impairment charges, and net income reported for the three months ended September 30, 2009 was different than the amounts that would have been reported under the previous accounting guidance.  The new guidance resulted in less net realized investment losses and a corresponding increase in net income of approximately $29 million after-tax ($45 million pre-tax) or $0.05 per share (basic and diluted).  This increase was offset by a slight decrease in net investment income and, accordingly, net income, of less than $0.01 per share (basic and diluted).  That decline was caused by a decrease in the accretion of the non-credit loss component of impaired securities to the Company's projection of expected value for the three months ended September 30, 2009.

Additional Fair Value Measurement Guidance

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability.  The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures (ASC 820), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods.  In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320.

The provisions of the new guidance were effective for interim periods ending after June 15, 2009.  The adoption of the new guidance on April 1, 2009 did not have a material effect on the Company’s results of operations, financial position or liquidity.

Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments.  The new guidance, which is now part of ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosure required at year-end.  The provisions of the new guidance were effective for interim periods ending after June 15, 2009.  The Company adopted the new guidance effective April 1, 2009.  See note 4.

Recognized and Non-Recognized Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, Subsequent Events, is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.”  Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The adoption of the new guidance on April 1, 2009 had no effect on the Company’s results of operations, financial position or liquidity.  See note 13.

Business Combinations

In December 2007, the FASB issued revised guidance for the accounting for business combinations.  The revised guidance, which is now part of ASC 805, Business Combinations (ASC 805), requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions.  Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed.  The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition.  Under the revised guidance, those costs are recognized in the consolidated statement of income separately from the business combination.  In addition, the revised guidance includes recognition, classification and measurement guidance for assets and liabilities related to insurance and reinsurance contracts acquired in a business combination.  The revised guidance applies to business combinations for acquisitions occurring on or after January 1, 2009.  Accordingly, the revised guidance did not impact the Company’s previous transactions involving purchase accounting.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination.  Under the revised guidance, which is now part of ASC 805, pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period.  If the acquisition-date fair value cannot be determined during the measurement period, a contingency (best estimate) is to be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated.  The revised guidance does not prescribe specific accounting for subsequent measurement and accounting for contingencies.

The adoption of the revised guidance on January 1, 2009 had no effect on the Company’s results of operations, financial position or liquidity.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests.  The new guidance, which is now a part of ASC 810, Consolidation, establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  In addition, it clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.

The provisions of the new guidance were effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements which are applied on a retrospective basis for all periods presented.  The adoption of the new guidance on January 1, 2009 did not have a material effect on the Company’s results of operations, financial position or liquidity.

Fair Value Measurements

In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities.  The new guidance, which is now a part of ASC 820, permitted a one-year deferral of the application of fair value accounting for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The adoption of the new guidance on January 1, 2009, for non-financial assets and non-financial liabilities, did not have a material effect on the Company’s results of operations, financial position or liquidity.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now a part of ASC 815, Derivatives and Hedging Activities, requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The provisions of the new guidance were effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of the new guidance on January 1, 2009 did not result in a change in the Company’s disclosure since the amount of derivatives held by the Company is not material.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets.  The revised guidance, which is now a part of ASC 350, Intangibles — Goodwill and Other, amends the factors that an entity should consider in determining the useful life of a recognized intangible asset to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions.  Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications.  Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension.  The revised guidance may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

asset using the market participant’s perceived value.  Disclosure to provide information on an entity’s intent and/or ability to renew or extend the arrangement is also required.

The revised guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years.  The adoption of the revised guidance on January 1, 2009 did not have a material effect on the Company’s results of operations, financial position or liquidity and did not require additional disclosures related to existing intangible assets.

Participating Securities Granted in Share-Based Payment Transactions

In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities.  The new guidance, which is now part of ASC 260, Earnings per Share, addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share (EPS) under the “two-class method.”  Under the new guidance, participating securities are redefined to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS pursuant to the “two-class method.”  Outstanding unvested restricted stock and deferred stock units issued under employee compensation programs containing such dividend participation features are considered participating securities subject to the “two-class method” in computing EPS rather than the “treasury stock method.”

The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years.  In accordance with the provisions of the new guidance, all prior-period basic and diluted EPS data presented were restated to reflect the retrospective application of its computational guidance.  The adoption of the new guidance on January 1, 2009 did not have a material effect on the Company’s basic or diluted EPS.  See note 9.

Accounting Standards Not Yet Adopted

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new guidance on the accounting for the transfers of financial assets.  The new guidance, which was issued as Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, has not yet been adopted into Codification.  The new guidance requires additional disclosures for transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets.  There is no longer a concept of a qualifying special-purpose entity, and the requirements for derecognizing financial assets have changed.  The new guidance is effective on a prospective basis for the annual period beginning after November 15, 2009 and interim and annual periods thereafter.  The Company does not expect that the provisions of the new guidance will have a material effect on its results of operations, financial position or liquidity.

Amendments to Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities.  The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), has not yet been adopted into Codification.  The revised guidance reflects the elimination of the concept of a qualifying special-purpose entity and replaces the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity.  The revised guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity.  An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance.  Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

The revised guidance is effective for all variable interest entities owned on or formed after January 1, 2010.  The Company does not expect that the provisions of the revised guidance will have a material effect on its results of operations, financial position or liquidity.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued new guidance on the disclosure of postretirement benefit plan assets.  The new guidance, which is now part of ASC 715, Compensation — Retirement Benefits, requires an employer to provide certain disclosures about plan assets of its defined benefit pension or other postretirement plans.  The required disclosures include the investment policies and strategies of the plans, the fair value of the major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements and a description of significant concentrations of risk in plan assets.  The new guidance is effective on a prospective basis for fiscal years ending after December 15, 2009.

Fair Value Measurement of Liabilities

In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities.  The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements.  The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement.  The new guidance is effective for interim and annual periods beginning after August 27, 2009.  The Company does not expect that the provisions of the new guidance will have a material effect on its results of operations, financial position or liquidity.

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

In the second quarter of 2009, results from the Company’s surety bond operation in Canada were reclassified from the Bond & Financial Products group to the International group to reflect the manner in which this operation is now managed.  All prior period amounts have been restated to reflect this reclassification between groups within the segment.  The reclassification had no impact on previously reported results for the Financial, Professional & International Insurance segment in total for any prior reporting periods.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2009
Premiums	$2,768	$861	$1,792	$5,421
Net investment income	529	118	116	763
Fee income	72	—	—	72
Other revenues	14	7	20	41
Total operating revenues (1)	$3,383	$986	$1,928	$6,297
Operating income (1)	$668	$167	$149	$984

2008
Premiums	$2,823	$863	$1,762	$5,448
Net investment income	494	114	108	716
Fee income	120	—	—	120
Other revenues	8	5	18	31
Total operating revenues (1)	$3,445	$982	$1,888	$6,315
Operating income (loss) (1)	$378	$83	$(64)	$397

(for the nine months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2009
Premiums	$8,295	$2,472	$5,308	$16,075
Net investment income	1,335	329	299	1,963
Fee income	234	—	—	234
Other revenues	32	20	62	114
Total operating revenues (1)	$9,896	$2,821	$5,669	$18,386
Operating income (1)	$1,775	$448	$391	$2,614

2008
Premiums	$8,390	$2,562	$5,193	$16,145
Net investment income	1,607	356	346	2,309
Fee income	315	—	—	315
Other revenues	21	18	58	97
Total operating revenues (1)	$10,333	$2,936	$5,597	$18,866
Operating income (1)	$1,719	$495	$239	$2,453

(1)                   Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income (loss) for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008
Revenue reconciliation
Earned premiums
Business Insurance:
Commercial multi-peril	$726	$750	$2,171	$2,254
Workers’ compensation	627	607	1,883	1,776
Commercial automobile	504	496	1,473	1,482
Property	447	468	1,339	1,414
General liability	463	499	1,429	1,457
Other	1	3	—	7
Total Business Insurance	2,768	2,823	8,295	8,390

Financial, Professional & International Insurance:
General liability	235	226	696	676
Fidelity and surety	257	273	757	792
International	335	329	920	995
Other	34	35	99	99
Total Financial, Professional & International Insurance	861	863	2,472	2,562

Personal Insurance:
Automobile	925	937	2,768	2,767
Homeowners and other	867	825	2,540	2,426
Total Personal Insurance	1,792	1,762	5,308	5,193
Total earned premiums	5,421	5,448	16,075	16,145
Net investment income	763	716	1,963	2,309
Fee income	72	120	234	315
Other revenues	41	31	114	97
Total operating revenues for reportable segments	6,297	6,315	18,386	18,866
Other revenues	1	—	10	2
Net realized investment gains (losses)	29	(170)	(172)	(196)
Total consolidated revenues	$6,327	$6,145	$18,224	$18,672

Income reconciliation, net of tax
Total operating income for reportable segments	$984	$397	$2,614	$2,453
Interest Expense and Other (1)	(70)	(67)	(169)	(197)
Total operating income	914	330	2,445	2,256
Net realized investment gains (losses)	21	(116)	(108)	(133)
Total consolidated net income	$935	$214	$2,337	$2,123

(1)           The primary component of Interest Expense and Other is after-tax interest expense of $64 million and $61 million for the three months ended September 30, 2009 and 2008, respectively, and $185 million and $178 million for the nine months ended September 30, 2009 and 2008, respectively.  The total for the nine months ended September 30, 2009 included a benefit of $28 million from the favorable resolution of various prior year federal and state tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	September 30, 2009	December 31, 2008
Asset reconciliation:
Business Insurance	$83,929	$82,622
Financial, Professional & International Insurance	14,464	13,356
Personal Insurance	13,578	13,151
Total assets for reportable segments	111,971	109,129
Other assets (1)	646	622
Total consolidated assets	$112,617	$109,751

(1)                   The primary components of other assets at both dates were other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at September 30, 2009, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,544	$106	$—	$1,650
Obligations of states, municipalities and political subdivisions	39,281	2,471	20	41,732
Debt securities issued by foreign governments	1,820	58	2	1,876
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5,407	219	198	5,428
All other corporate bonds	14,108	654	146	14,616
Redeemable preferred stock	48	1	1	48
Total	$62,208	$3,509	$367	$65,350

	Amortized	Gross Unrealized		Fair
(at December 31, 2008, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,681	$160	$—	$1,841
Obligations of states, municipalities and political subdivisions	38,598	920	456	39,062
Debt securities issued by foreign governments	1,453	67	1	1,519
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	6,266	157	364	6,059
All other corporate bonds	13,498	121	882	12,737
Redeemable preferred stock	73	1	17	57
Total	$61,569	$1,426	$1,720	$61,275

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at September 30, 2009, in millions)	Cost	Gains	Losses	Value
Common stock	$172	$30	$8	$194
Non-redeemable preferred stock	215	43	17	241
Total	$387	$73	$25	$435

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

		Gross Unrealized		Fair
(at December 31, 2008, in millions)	Cost	Gains	Losses	Value
Common stock	$189	$2	$31	$160
Non-redeemable preferred stock	272	7	60	219
Total	$461	$9	$91	$379

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at September 30, 2009 and December 31, 2008, the aggregate fair value and gross unrealized losses by length of time those securities have been continuously in an unrealized loss position.

			12 months or
	Less than 12 months		longer (1)		Total
(at September 30, 2009, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities (2)	$104	$—	$—	$—	$104	$—
Obligations of states, municipalities and political subdivisions	334	5	291	15	625	20
Debt securities issued by foreign governments	157	2	—	—	157	2
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	109	3	1,300	195	1,409	198
All other corporate bonds	419	19	1,670	127	2,089	146
Redeemable preferred stock	7	1	4	—	11	1
Total fixed maturities	1,130	30	3,265	337	4,395	367

Equity securities
Common stock	59	4	29	4	88	8
Non-redeemable preferred stock	33	3	80	14	113	17
Total equity securities	92	7	109	18	201	25
Total	$1,222	$37	$3,374	$355	$4,596	$392

(1)          Included in the fair value and gross unrealized losses are $423 million and $69 million, respectively, related to fixed maturity investments having a credit loss recognized in net realized investment gains (losses) as a result of applying the new other-than-temporary impairment guidance effective April 1, 2009.  See note 1.

(2)          Gross unrealized losses in this category were minimal.

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

Investment Impairments

The Company conducts a periodic review to identify and evaluate invested assets having other-than-temporary impairments.  Some of the factors considered in identifying other-than-temporary impairments include: (1) for fixed maturity investments, whether the Company intends to sell the investment or whether it is more likely than not that the Company will be required to sell the investment prior to an anticipated recovery in value; (2) for non-fixed maturity investments, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; (3) the likelihood of the recoverability of principal and interest for fixed maturity securities (i.e., whether there is a credit loss) or cost for equity securities; (4) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities; and (5) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices.

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

For non-structured fixed maturities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, debt securities issued by foreign governments, and certain corporate debt), the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received.  The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by the Company.  The Company determines the undiscounted recovery value by allocating the estimated value of the issuer to the Company’s assessment of the priority of claims.  The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame.  Generally, that time frame for securities for which the issuer is in bankruptcy is 12 months.  For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally 24 months.  Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount.

In estimating the recovery value, significant judgment is involved in the development of assumptions relating to a myriad of factors related to the issuer including, but not limited to, revenue, margin and earnings projections, the likely market or liquidation values of assets, potential additional debt to be incurred pre- or post-bankruptcy/restructuring, the ability to shift existing or new debt to different priority layers, the amount of restructuring/bankruptcy expenses, the size and priority of unfunded pension obligations, litigation or other contingent claims, the treatment of intercompany claims and the likely outcome with respect to inter-creditor conflicts.

For structured fixed maturity securities (primarily residential and commercial mortgage-backed securities, collateralized mortgage obligations and pass-through securities), the Company estimates the present value of the security by projecting future cash flows of the assets underlying the securitization, allocating the flows to the various tranches based on the structure of the securitization, and determining the present value of the cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows).  The Company incorporates levels of delinquencies, defaults and severities as well as credit attributes of the remaining assets in the securitization, along with other economic data, to arrive at its best estimate of the parameters applied to the assets underlying the securitization.  In order to project cash flows, the following assumptions are applied to the assets underlying the securitization: (1) voluntary prepayment rates, (2) default rates, and (3) recovery rates given a default.  The key assumptions made for the Prime, Alt-A and Sub-Prime mortgage-backed securities at September 30, 2009 were as follows:

(at September 30, 2009)	Prime	Alt-A	Sub-Prime

Prepayments	5% - 29%	3% - 10%	2% - 10%
Percentage of remaining pool liquidated due to defaults	2.2% - 49.2%	16.2% - 60.6%	30.9% - 94.0%
Loss severity	35% - 60%	60% - 65%	55% - 75%

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

Impairment Charges

Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—	1
Debt securities issued by foreign governments	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	7	15	65	15
All other corporate bonds	11	107	83	143
Redeemable preferred stock	—	3	—	4
Total fixed maturities	18	125	148	163

Equity securities
Common stock	—	7	15	13
Non-redeemable preferred stock	—	23	64	34
Total equity securities	—	30	79	47
Other investments	1	1	6	12
Total	$19	$156	$233	$222

The following tables present a roll-forward of the credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the other-than-temporary impairment was recognized in accumulated other changes in equity from nonowner sources for the periods July 1, 2009 through September 30, 2009, and April 1, 2009 through September 30, 2009:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

July 1, 2009 through September 30, 2009 (in millions)	July 1, 2009 Cumulative OTTI Credit Losses Recognized for Securities Still Held	Additions for OTTI Securities Where No Credit Losses Were Recognized Prior to July 1, 2009	Additions for OTTI Securities Where Credit Losses Have Been Recognized Prior to July 1, 2009	Reductions Due to Sales of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	September 30, 2009 Cumulative OTTI Credit Losses Recognized for Securities Still Held
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$20	$4	$3	$—	$(2)	$25
All other corporate bonds	95	1	7	(4)	1	100
Total fixed maturities	$115	$5	$10	$(4)	$(1)	$125

April 1, 2009 through September 30, 2009 (1) (in millions)	April 1, 2009 Cumulative OTTI Credit Losses Recognized for Securities Still Held	Additions for OTTI Securities Where No Credit Losses Were Recognized Prior to April 1, 2009	Additions for OTTI Securities Where Credit Losses Have Been Recognized Prior to April 1, 2009	Reductions Due to Sales of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	September 30, 2009 Cumulative OTTI Credit Losses Recognized for Securities Still Held
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$13	$7	$7	$—	$(2)	$25
All other corporate bonds	82	8	13	(4)	1	100
Total fixed maturities	$95	$15	$20	$(4)	$(1)	$125

(1)                       The credit component of OTTI on fixed maturities is reported separately effective April 1, 2009, the date that the Company adopted the new guidance for OTTI.  See note 1.

4.     FAIR VALUE MEASUREMENTS

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance.  The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets, and requires that observable inputs be used in the valuations when available.  The disclosure of fair value estimates in the fair value accounting guidance hierarchy is based on whether the significant inputs into the valuation are observable.  In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions.  The three levels of the hierarchy are as follows:

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.              FAIR VALUE MEASUREMENTS, Continued

Valuation of Investments Reported at Fair Value in Financial Statements

The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated willing parties, i.e., not in a forced transaction.  The estimated fair value of a financial instrument may differ from the amount that could be realized if the security was sold in an immediate sale, e.g., a forced transaction.  Additionally, the valuation of fixed maturity investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur.

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

Fixed Maturities

The Company utilizes a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

The pricing service utilized by the Company has indicated that they will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation.  If the pricing service discontinues pricing an investment, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service but would have to make assumptions for market-based inputs that are unavailable due to market conditions.

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

Other Investments

Public Common and Other Securities

The Company holds investments in various publicly-traded securities which are reported in other investments.  The $41 million fair value of these investments at September 30, 2009 is disclosed in Level 1.  These investments include securities in the Company’s trading portfolio ($23 million), mutual funds ($13 million) and various other small holdings ($5 million).

Venture Capital Investments and Non-Public Common and Preferred Equity Securities

The Company holds investments in venture capital investments and non-public common and preferred equity securities, with a fair value estimate of $295 million at September 30, 2009, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Included in the $295 million fair value estimate was one private common stock (Insurance Services Office) (ISO) with a fair value estimate of $230 million at September 30, 2009.  In October 2009, ISO effected an internal reorganization whereby ISO became a subsidiary of the new holding company Verisk Analytics, Inc. (Verisk), and all outstanding shares of ISO common stock were exchanged for Verisk common stock on a one-for-one basis.  Following this reorganization, Verisk effected a 50-to-1 stock split and consummated an initial public offering of its common stock.  Verisk common stock began trading October 7, 2009 on the NASDAQ Global Select Market under the ticker “VRSK.”  As a result, the fair value of the Company’s holdings of ISO common stock at September 30, 2009 was determined by the initial public offering price of Verisk, adjusted for a liquidity discount which takes into consideration the restriction on the common stock that existed at September 30, 2009.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at September 30, 2009 in the amount disclosed in Level 3.  See note 13 for further information regarding the Company’s October 2009 sale of a portion of its holdings in Verisk.

Derivatives

The Company uses derivatives generally to hedge its net investment in a foreign subsidiary.  The Company also holds non-public warrants in a public company and has convertible bonds containing embedded conversion options that are reported separately from the host bond contract.  For the derivatives used to hedge the net investment of a foreign subsidiary, the Company uses quoted market prices to estimate fair value and includes the fair value estimate, which was in a liability position of approximately $4 million at September 30, 2009, in Level 1.  The Company estimates fair value for the warrants using an option pricing model with observable market inputs.  Because the warrants are not market traded and information concerning market participants is not available, the Company includes the fair value estimate of $84 million at September 30, 2009 in the amount disclosed in Level 3 - other investments.  The Company separately values the embedded conversion options based on observable market inputs and includes the estimate of fair value in Level 2.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at September 30, 2009.

(in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,650	$1,593	$57	$—
Obligations of states, municipalities and political subdivisions	41,732	3	41,707	22
Debt securities issued by foreign governments	1,876	—	1,876	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5,428	—	5,405	23
All other corporate bonds	14,616	—	14,500	116
Redeemable preferred stock	48	35	13	—
Total fixed maturities	65,350	1,631	63,558	161

Equity securities
Common stock	194	194	—	—
Non-redeemable preferred stock	241	151	90	—
Total equity securities	435	345	90	—
Other investments (1)	420	41	—	379
Total	$66,205	$2,017	$63,648	$540

Other liabilities (2)	$4	$4	$—	$—

(1)           The amount in Level 3 includes $84 million of non-public stock purchase warrants of a publicly-held company.

(2)           Other liabilities represent the fair value of a derivative used to hedge the net investment in a foreign subsidiary.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

The following table presents the changes in the Level 3 fair value category during the period indicated.

(in millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Balance at beginning of period	$479	$465
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses)	27	(15)
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	53	84
Purchases, (sales), issuances and settlements	(3)	26
Gross transfers into Level 3	5	7
Gross transfers out of Level 3	(21)	(27)
Balance at September 30, 2009	$540	$540

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$29	$(3)

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the three or nine months ended September 30, 2009.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below.

The carrying values of cash, short-term securities and investment income accrued approximated their fair values.

The carrying values of $664 million and $718 million of financial instruments classified as other assets approximated their fair values at September 30, 2009 and December 31, 2008, respectively. The carrying values of $4.10 billion and $4.34 billion of financial instruments classified as other liabilities at September 30, 2009 and December 31, 2008, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

The carrying value and fair value of the Company’s debt at September 30, 2009 was $6.53 billion and $6.90 billion, respectively. The respective totals at December 31, 2008 were $6.18 billion and $5.54 billion.  The Company utilized a pricing service to estimate fair value measurements for approximately 96% of its debt, other than commercial paper, at September 30, 2009 and December 31, 2008.  The pricing service utilizes market quotations for debt that have quoted prices in active markets.  For the small amount of the Company’s debt securities for which a pricing service is not used, the Company utilizes pricing estimates from a nationally recognized broker/dealer to estimate fair value.  If estimates of fair value are unavailable from the pricing service or the broker/dealer, the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs.

The fair value of commercial paper included in debt outstanding at September 30, 2009 and December 31, 2008 approximated its book value because of its short-term nature.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at September 30, 2009 and December 31, 2008:

(in millions)	September 30, 2009	December 31, 2008
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	556
Personal Insurance	613	613
Other	27	29
Total	$3,365	$3,366

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class at September 30, 2009 and December 31, 2008:

(at September 30, 2009, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization
Customer-related	$935	$705	$230
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	25	166
Total intangible assets subject to amortization	1,126	730	396
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,342	$730	$612

(at December 31, 2008, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization
Customer-related	$935	$650	$285
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	4	187
Total intangible assets subject to amortization	1,126	654	472
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,342	$654	$688

(1)          The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

The following table presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Customer-related	$17	$23	$55	$75
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	7	8	21	23
Total amortization expense	$24	$31	$76	$98

Intangible asset amortization expense is estimated to be $24 million for the remainder of 2009, $86 million in 2010, $69 million in 2011, $52 million in 2012 and $45 million in 2013.

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

7.             SHARE REPURCHASE AUTHORIZATION

The Company’s board of directors has authorized the repurchase of the Company’s common shares.  Under the authorization, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorization does not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including corporate and regulatory requirements, price, catastrophe losses and other market conditions.  During the three months and nine months ended September 30, 2009, the Company repurchased 20.8 million and 39.3 million shares, respectively, under its share repurchase authorization for a total cost of approximately $1.00 billion and $1.75 billion, respectively.  The average cost per share repurchased during the three months and nine months ended September 30, 2009 was $48.02 and $44.56, respectively.  At September 30, 2009, the Company had $2.06 billion of capacity remaining under its share repurchase authorization.  In October 2009, the Company’s board of directors authorized up to an additional $6 billion for share repurchases.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                                      CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, after-tax)	2009	2008	2009	2008

Net income	$935	$214	$2,337	$2,123
Change in net unrealized gain (loss) on investments:
Having no credit losses recognized in the consolidated statement of income	1,322	(881)	2,348	(1,438)
Having credit losses recognized in the consolidated statement of income	50	—	103	—
Other changes	27	(130)	177	(164)
Total changes in equity from nonowner sources	$2,334	$(797)	$4,965	$521

9.                       EARNINGS PER SHARE

Basic earnings per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

On January 1, 2009, the Company adopted the new guidance related to earnings per share as described in note 1.  The impact of the adoption of this guidance was a reduction of previously reported basic earnings per share by $0.02 per share for the nine months ended September 30, 2008.  The adoption had no impact on previously reported basic earnings per share for the three months ended September 30, 2008, and it had no impact on the previously reported diluted earnings per share for both of those periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       EARNINGS PER SHARE, Continued

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2009	2008	2009	2008

Basic
Net income, as reported	$935	$214	$2,337	$2,123
Preferred stock dividends	(1)	(1)	(3)	(3)
Participating share-based awards — allocated income	(6)	(1)	(16)	(14)
Net income available to common shareholders — basic	$928	$212	$2,318	$2,106

Diluted
Net income available to common shareholders	$928	$212	$2,318	$2,106
Effect of dilutive securities:
Performance shares	1	—	1	—
Convertible preferred stock	1	1	3	3
Zero coupon convertible notes	—	1	1	3
Net income available to common shareholders — diluted	$930	$214	$2,323	$2,112

Common shares
Basic
Weighted average shares outstanding	558.4	586.7	572.8	600.0

Diluted
Weighted average shares outstanding	558.4	586.7	572.8	600.0
Weighted average effects of dilutive securities:
Stock options and performance shares	3.7	3.3	2.1	4.2
Convertible preferred stock	2.0	2.3	2.1	2.5
Zero coupon convertible notes	—	2.4	0.5	2.4
Total	564.1	594.7	577.5	609.1

Net Income per Common Share
Basic	$1.66	$0.36	$4.05	$3.51
Diluted	$1.65	$0.36	$4.02	$3.47

10.          SHARE-BASED INCENTIVE COMPENSATION

The following presents information for fully vested stock option awards at September 30, 2009:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	27,596,760	$45.22	3.4 years	$143
Exercisable at end of period	24,719,960	$45.21	2.9 years	$129

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                    SHARE-BASED INCENTIVE COMPENSATION, Continued

The total compensation cost recognized in earnings for all share-based incentive compensation awards was $27 million and $31 million for the three months ended September 30, 2009 and 2008, respectively, and $92 million and $97 million for the nine months ended September 30, 2009 and 2008, respectively.  The related tax benefit recognized in the consolidated statement of income was $9 million and $11 million for the three months ended September 30, 2009 and 2008, respectively, and $31 million and $33 million for the nine months ended September 30, 2009 and 2008, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2009 was $135 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2008 was $112 million, which was expected to be recognized over a weighted-average period of 1.7 years.

11.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

(for the three months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2009	2008	2009	2008

Net Periodic Benefit Cost:
Service cost	$20	$19	$—	$—
Interest cost on benefit obligation	31	29	4	3
Expected return on plan assets	(45)	(43)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	—	—
Net actuarial loss	5	2	—	—
Net benefit expense	$10	$6	$4	$3

(for the nine months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2009	2008	2009	2008

Net Periodic Benefit Cost:
Service cost	$60	$57	$—	$—
Interest cost on benefit obligation	94	88	13	11
Expected return on plan assets	(132)	(119)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	(4)	(4)	—	—
Net actuarial loss (gain)	16	6	—	(2)
Net benefit expense	$34	$28	$12	$8

Employer Contributions

The Company previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008 that it had not yet determined whether it would make additional pension plan funding during the 2009 fiscal year.  In September 2009, the Company made a contribution of $110 million to its pension plan.

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

Asbestos- and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation, including, among others, the litigation described below.  The Company continues to be subject to aggressive asbestos-related litigation.  The conditions surrounding the final resolution of these claims and the related litigation continue to change.  The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  For other information regarding the Company’s asbestos and environmental exposure, including the results of its annual in-depth asbestos claim review as well as its quarterly asbestos reserve review, see “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asbestos Claims and Litigation,” “— Environmental Claims and Litigation” and “— Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

On June 18, 2009, the Supreme Court ruled in favor of the Company, reversing the Second Circuit’s February 15, 2008 decision, finding, among other things, that the 1986 Orders are final and generally bar the Statutory and Hawaii actions and substantially all Common Law Claims against TPC.  Further, the Supreme Court ruled that the bankruptcy court had jurisdiction to issue the Clarifying Order.  However, since the Second Circuit had not ruled on certain additional issues, principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues.  Accordingly, the settlements are not yet final.  On October 21, 2009, certain of the objectors to the settlement of the Common Law Claims filed a request with the Second Circuit seeking dismissal of their appeal of the order approving the settlement.  The Second Circuit has not acted on this request and oral argument on the issues remaining to be considered on remand is scheduled for October 22, 2009.

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

The Company’s Gulf operation brought an action on May 22, 2003 in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against several reinsurers, later amended to include Gerling Global Reinsurance Corporation of America (Gerling), to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy. Gerling has sought rescission of the reinsurance contracts and unspecified damages for breach of contract.  In prior years, Gulf entered into final settlement agreements with the reinsurers other than Gerling.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

In November 2007, the trial court issued rulings denying Gulf’s motion for partial summary judgment against Gerling and granting Gerling’s motion for partial summary judgment on certain claims and counterclaims.  Gulf appealed the trial court’s decision to the Supreme Court of New York Appellate Division, First Department.  On October 1, 2009, the Appellate Division issued an opinion reversing certain portions of the trial court’s summary judgment rulings, while affirming other portions of those rulings and remanded the case to the trial court.  Notwithstanding that certain of Gulf’s claims have been precluded by the Appellate Division’s opinion, Gulf continues to believe that it has a strong legal basis to collect the remaining amounts disputed under the reinsurance contracts and will continue to vigorously pursue the action.

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to partnerships, limited liability companies, joint ventures and certain private equity investments in which it invests. These commitments were $1.39 billion and $1.56 billion at September 30, 2009 and December 31, 2008, respectively.

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

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  At September 30, 2009, the maximum amount of the Company’s contingent obligation for those indemnifications that are quantifiable related to sales of business entities was $2.13 billion, of which $36 million was recognized on the balance sheet at September 30, 2009.

13.           SUBSEQUENT EVENTS

In October 2009, the Company sold 50% (8.7 million shares) of the common stock it owned in Verisk Analytics, Inc. (Verisk) for total proceeds of approximately $184 million as part of the initial public offering (IPO) of Verisk.  As a result of the sale, the Company expects to record a pretax realized investment gain of approximately $159 million ($103 million after-tax) in the fourth quarter of 2009.  The Company continues to own 8.7 million shares of common stock of Verisk, 50% of which are generally not transferable until 18 months following the IPO and 50% of which are generally not transferable until 24 months following the IPO.

There were no further subsequent events requiring adjustment to the financial statements or disclosure through October 22, 2009, the date that the Company’s financial statements were issued.

  THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.19 billion at September 30, 2009.

Prior to the merger, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary, Travelers Insurance Group Holdings, Inc. (TIGHI). The Travelers Companies, Inc. has fully and unconditionally guaranteed such guarantee obligations of TPC. TPC has no material assets or operations independent of TIGHI. Consolidating financial information for TIGHI has not been presented herein because such financial information would be substantially the same as the financial information provided for TPC.

  THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,653	$1,768	$—	$—	$5,421
Net investment income	524	233	6	—	763
Fee income	74	(2)	—	—	72
Net realized investment gains (losses)	12	(11)	28	—	29
Other revenues	34	8	—	—	42
Total revenues	4,297	1,996	34	—	6,327
Claims and expenses
Claims and claim adjustment expenses	2,084	1,039	—	—	3,123
Amortization of deferred acquisition costs	646	321	—	—	967
General and administrative expenses	580	301	8	—	889
Interest expense	16	1	81	—	98
Total claims and expenses	3,326	1,662	89	—	5,077
Income (loss) before income taxes	971	334	(55)	—	1,250
Income tax expense (benefit)	244	85	(14)	—	315
Equity in net income of subsidiaries	—	—	976	(976)	—
Net income	$727	$249	$935	$(976)	$935

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(16)	$(26)	$(1)	$—	$(43)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	4	20	—	—	24
Other-than-temporary impairment losses	(12)	(6)	(1)	—	(19)
Other net realized investment gains (losses)	24	(5)	29	—	48
Net realized investment gains (losses)	$12	$(11)	$28	$—	$29

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,617	$1,831	$—	$—	$5,448
Net investment income	459	242	15	—	716
Fee income	119	1	—	—	120
Net realized investment gains (losses)	(134)	(55)	19	—	(170)
Other revenues	42	(11)	—	—	31
Total revenues	4,103	2,008	34	—	6,145
Claims and expenses
Claims and claim adjustment expenses	2,537	1,334	—	—	3,871
Amortization of deferred acquisition costs	675	315	—	—	990
General and administrative expenses	712	275	14	—	1,001
Interest expense	18	1	76	—	95
Total claims and expenses	3,942	1,925	90	—	5,957
Income (loss) before income taxes	161	83	(56)	—	188
Income tax expense (benefit)	(31)	8	(3)	—	(26)
Equity in net income of subsidiaries	—	—	267	(267)	—
Net income	$192	$75	$214	$(267)	$214

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(103)	$(51)	$(2)	$—	$(156)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	—	—	—	—	—
Other-than-temporary impairment losses	(103)	(51)	(2)	—	(156)
Other net realized investment gains (losses)	(31)	(4)	21	—	(14)
Net realized investment gains (losses)	$(134)	$(55)	$19	$—	$(170)

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$10,868	$5,207	$—	$—	$16,075
Net investment income	1,279	665	19	—	1,963
Fee income	237	(3)	—	—	234
Net realized investment losses	(76)	(91)	(5)	—	(172)
Other revenues	102	22	—	—	124
Total revenues	12,410	5,800	14	—	18,224
Claims and expenses
Claims and claim adjustment expenses	6,441	3,207	—	—	9,648
Amortization of deferred acquisition costs	1,914	950	—	—	2,864
General and administrative expenses	1,640	852	18	—	2,510
Interest expense	50	3	231	—	284
Total claims and expenses	10,045	5,012	249	—	15,306
Income (loss) before income taxes	2,365	788	(235)	—	2,918
Income tax expense (benefit)	545	165	(129)	—	581
Equity in net income of subsidiaries	—	—	2,443	(2,443)	—
Net income	$1,820	$623	$2,337	$(2,443)	$2,337

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(174)	$(127)	$(1)	$—	$(302)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	32	37	—	—	69
Other-than-temporary impairment losses	(142)	(90)	(1)	—	(233)
Other net realized investment gains (losses)	66	(1)	(4)	—	61
Net realized investment losses	$(76)	$(91)	$(5)	$—	$(172)

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$10,834	$5,311	$—	$—	$16,145
Net investment income	1,486	782	41	—	2,309
Fee income	314	1	—	—	315
Net realized investment gains (losses)	(173)	(32)	9	—	(196)
Other revenues	56	42	5	(4)	99
Total revenues	12,517	6,104	55	(4)	18,672
Claims and expenses
Claims and claim adjustment expenses	6,646	3,338	—	—	9,984
Amortization of deferred acquisition costs	1,964	941	—	—	2,905
General and administrative expenses	1,871	825	22	—	2,718
Interest expense	56	4	220	(4)	276
Total claims and expenses	10,537	5,108	242	(4)	15,883
Income (loss) before income taxes	1,980	996	(187)	—	2,789
Income tax expense	446	205	15	—	666
Equity in net income of subsidiaries	—	—	2,325	(2,325)	—
Net income	$1,534	$791	$2,123	$(2,325)	$2,123

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(154)	$(65)	$(3)	$—	$(222)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	—	—	—	—	—
Other-than-temporary impairment losses	(154)	(65)	(3)	—	(222)
Other net realized investment gains (losses)	(19)	33	12	—	26
Net realized investment gains (losses)	$(173)	$(32)	$9	$—	$(196)

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At September 30, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $81 subject to securities lending) (amortized cost $62,208)	$44,053	$20,998	$299	$—	$65,350
Equity securities, at fair value (cost $387)	204	177	54	—	435
Real estate	2	870	—	—	872
Short-term securities	3,037	1,261	2,269	—	6,567
Other investments	1,821	904	174	—	2,899
Total investments	49,117	24,210	2,796	—	76,123
Cash	145	133	8	—	286
Investment income accrued	527	263	4	—	794
Premiums receivable	4,060	1,897	—	—	5,957
Reinsurance recoverables	8,706	4,633	—	—	13,339
Ceded unearned premiums	911	165	—	—	1,076
Deferred acquisition costs	1,560	265	—	—	1,825
Deferred tax asset	385	162	56	—	603
Contractholder receivables	4,783	1,674	—	—	6,457
Goodwill	2,411	954	—	—	3,365
Other intangible assets	364	248	—	—	612
Investment in subsidiaries	—	—	30,935	(30,935)	—
Other assets	1,903	220	57	—	2,180
Total assets	$74,872	$34,824	$33,856	$(30,935)	$112,617
Liabilities
Claims and claim adjustment expense reserves	$35,190	$18,734	$—	$—	$53,924
Unearned premium reserves	7,781	3,428	—	—	11,209
Contractholder payables	4,783	1,674	—	—	6,457
Payables for reinsurance premiums	399	288	—	—	687
Debt	1,192	9	5,327	—	6,528
Other liabilities	4,048	1,228	376	—	5,652
Total liabilities	53,393	25,361	5,703	—	84,457
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	—	—	81	—	81
Common stock (1,750.0 shares authorized; 547.9 shares issued and outstanding)	—	391	19,433	(391)	19,433
Additional paid-in capital	11,207	6,984	—	(18,191)	—
Retained earnings	8,740	1,496	15,201	(10,229)	15,208
Accumulated other changes in equity from nonowner sources	1,532	592	1,657	(2,124)	1,657
Treasury stock, at cost (169.1 shares)	—	—	(8,219)	—	(8,219)
Total shareholders’ equity	21,479	9,463	28,153	(30,935)	28,160
Total liabilities and shareholders’ equity	$74,872	$34,824	$33,856	$(30,935)	$112,617

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

(1)                        The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,820	$623	$2,337	$(2,443)	$2,337
Net adjustments to reconcile net income to net cash provided by operating activities	371	424	(101)	173	867
Net cash provided by operating activities	2,191	1,047	2,236	(2,270)	3,204

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,997	1,741	31	—	3,769
Proceeds from sales of investments:
Fixed maturities	1,016	1,186	4	—	2,206
Equity securities	6	31	—	—	37
Other investments	164	53	—	—	217
Purchases of investments:
Fixed maturities	(3,201)	(3,149)	—	—	(6,350)
Equity securities	—	(22)	—	—	(22)
Real estate	—	(12)	—	—	(12)
Other investments	(169)	(93)	—	—	(262)
Net sales (purchases) of short-term securities	(824)	(92)	(429)	—	(1,345)
Securities transactions in course of settlement	495	93	—	—	588
Other	(255)	(16)	—	—	(271)
Net cash used in investing activities	(771)	(280)	(394)	—	(1,445)

Cash flows from financing activities
Payment of debt	(2)	—	(141)	—	(143)
Issuance of debt	—	—	494	—	494
Dividends paid to shareholders	—	—	(518)	—	(518)
Issuance of common stock — employee share options	—	—	76	—	76
Treasury shares acquired — share repurchase authorization	—	—	(1,720)	—	(1,720)
Treasury shares acquired — net employee share-based compensation	—	—	(29)	—	(29)
Excess tax benefits from share-based payment arrangements	—	—	4	—	4
Dividends paid to parent company	(1,456)	(814)	—	2,270	—
Net cash used in financing activities	(1,458)	(814)	(1,834)	2,270	(1,836)

Effect of exchange rate changes on cash	—	13	—	—	13
Net increase (decrease) in cash	(38)	(34)	8	—	(64)
Cash at beginning of period	183	167	—	—	350
Cash at end of period	$145	$133	$8	$—	$286
Supplemental disclosure of cash flow information
Income taxes paid (received)	$600	$154	$(181)	$—	$573
Interest paid	$65	$—	$183	$—	$248

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

14.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2008

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,534	$791	$2,123	$(2,325)	$2,123
Net adjustments to reconcile net income to net cash provided by operating activities	418	(5)	450	(413)	450
Net cash provided by operating activities	1,952	786	2,573	(2,738)	2,573

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,990	1,657	23	—	3,670
Proceeds from sales of investments:
Fixed maturities	2,157	1,417	14	—	3,588
Equity securities	25	22	—	—	47
Real estate	—	25	—	—	25
Other investments	369	178	—	—	547
Purchases of investments:
Fixed maturities	(3,815)	(2,820)	—	—	(6,635)
Equity securities	(28)	(60)	(1)	—	(89)
Real estate	—	(31)	—	—	(31)
Other investments	(309)	(218)	—	—	(527)
Net (purchases) sales of short-term securities	5	643	(588)	—	60
Securities transactions in the course of settlement	(203)	(193)	9	—	(387)
Other	(266)	(1)	—	—	(267)
Net cash provided by (used in) investing activities	(75)	619	(543)	—	1

Cash flows from financing activities
Payment of debt	(403)	—	—	—	(403)
Issuance of debt	—	—	496	—	496
Dividends paid to shareholders	—	—	(536)	—	(536)
Issuance of common stock — employee share options	—	—	72	—	72
Treasury stock acquired — share repurchase authorization	—	—	(2,055)	—	(2,055)
Treasury stock acquired — net employee share-based compensation	—	—	(28)	—	(28)
Excess tax benefits from share-based payment arrangements	—	—	8	—	8
Dividends paid to parent company	(1,500)	(1,100)	—	2,600	—
Capital contributions and loans between subsidiaries	—	(138)	—	138	—
Net cash used in financing activities	(1,903)	(1,238)	(2,043)	2,738	(2,446)

Effect of exchange rate changes on cash	—	(12)	—	—	(12)
Net increase (decrease) in cash	(26)	155	(13)	—	116
Cash at beginning of period	202	55	14	—	271
Cash at end of period	$176	$210	$1	$—	$387
Supplemental disclosure of cash flow information
Income taxes paid (received)	$712	$348	$(228)	$—	$832
Interest paid	$73	$—	$175	$—	$248

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

FINANCIAL HIGHLIGHTS

2009 Third Quarter Consolidated Results of Operations

•                   Net income of $935 million, or $1.66 per share basic and $1.65 per share diluted

•                   Net earned premiums of $5.42 billion

•                   GAAP combined ratio of 89.7%

•                   Net favorable prior year reserve development of $309 million pretax ($202 million after-tax)

•                   Catastrophe losses of $158 million pretax ($103 million after-tax)

•                   Net investment income of $763 million pretax ($616 million after-tax)

2009 Third Quarter Consolidated Financial Condition

•                   Total assets of $112.62 billion

•                   Total investments of $76.12 billion; fixed maturities and short-term securities comprise 94% of total investments

•                   Repurchased 20.8 million common shares for total cost of approximately $1.00 billion under the share repurchase authorization; additional $6 billion share repurchase authorization approved by board of directors in October 2009

•                   Shareholders’ equity of $28.16 billion; book value per common share of $51.24

•                   Holding company liquidity of $2.56 billion

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2009	2008	2009	2008

Revenues
Premiums	$5,421	$5,448	$16,075	$16,145
Net investment income	763	716	1,963	2,309
Fee income	72	120	234	315
Net realized investment gains (losses)	29	(170)	(172)	(196)
Other revenues	42	31	124	99
Total revenues	6,327	6,145	18,224	18,672

Claims and expenses
Claims and claim adjustment expenses	3,123	3,871	9,648	9,984
Amortization of deferred acquisition costs	967	990	2,864	2,905
General and administrative expenses	889	1,001	2,510	2,718
Interest expense	98	95	284	276
Total claims and expenses	5,077	5,957	15,306	15,883

Income before income taxes	1,250	188	2,918	2,789
Income tax expense (benefit)	315	(26)	581	666
Net income	$935	$214	$2,337	$2,123

Net income per share
Basic	$1.66	$0.36	$4.05	$3.51
Diluted	$1.65	$0.36	$4.02	$3.47

GAAP combined ratio
Loss and loss adjustment expense ratio	57.0%	69.9%	59.4%	60.9%
Underwriting expense ratio	32.7	34.8	31.8	33.1
GAAP combined ratio	89.7%	104.7%	91.2%	94.0%
Incremental impact of direct to consumer initiative on GAAP combined ratio	0.6%	0.2%	0.6%	0.2%

The Company’s discussions of net income and segment operating income included in the following discussion are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Net income in the third quarter of 2009 totaled $935 million, $721 million higher than net income of $214 million in the same period of 2008, primarily driven by a decline in the cost of catastrophes.  In addition, the increase in net income in the third quarter of 2009 reflected net realized investment gains (versus net realized investment losses in the third quarter of 2008) and an increase in net investment income, partially offset by reduced underwriting margins related to pricing and loss cost trends and a decline in fee income.  The cost of catastrophes (net of reinsurance) in the third quarter of 2009 totaled $158 million, compared with $1.04 billion in the same period of 2008, which also included hurricane-related assessments and reinstatement premiums.  Net favorable prior year reserve development totaled $309 million in the third quarter of 2009, compared with $334 million in the same period of 2008.

Net income of $2.34 billion in the first nine months of 2009 was 10% higher than the comparable 2008 net income of $2.12 billion.  This increase was driven by the decline in the cost of catastrophes, partially offset by declines in net favorable prior year reserve development, net investment income, underwriting margins and fee income.  The cost of catastrophes in the first nine months of 2009 totaled $441 million, compared with $1.49 billion in the same period of 2008. Net favorable prior year reserve development totaled $828 million in the first nine months of 2009, compared with $1.26 billion in the same period of 2008.  Net income in the first and second quarters of 2009 benefited from $87 million of reductions in the estimate of property windpool assessments related to Hurricane Ike that had been recorded as a component of the cost of catastrophes in general and administrative expenses in the third quarter of 2008.  Net income in the first nine months of 2009 also included a net benefit of $88 million due to the favorable resolution of various prior year federal and state tax matters.

Hurricane-related property windpool assessments are levied on insurers periodically by state-created insurance and windstorm insurance entities such as Citizens Property Insurance Corporation in Florida, Louisiana Citizens Property Insurance Corporation and the Texas Windstorm Insurance Association.  These assessments are levied on the insurers writing business in those states to fund the operating deficits of such entities during periods of significant storm activity.  Hurricane-related assessments are reported as a component of “General and Administrative Expenses” as the amounts paid to such entities are not insured losses of the Company.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2009 totaled $5.42 billion, a decrease of $27 million, or less than 1%, from the same 2008 period.  In the first nine months of 2009, earned premiums of $16.08 billion were $70 million, or less than 1%, lower than the same 2008 period.  Earned premiums in the third quarter and first nine months of 2008 were each reduced by $8 million of reinstatement premiums related to catastrophe losses incurred.  Reinstatement premiums represent additional premiums payable to reinsurers to maintain coverage limits for certain excess-of-loss reinsurance treaties.  In the Business Insurance segment, earned premiums in the third quarter and first nine months of 2009 declined 2% and 1% from the same periods of 2008, respectively, despite strong business retention levels, primarily reflecting the impact of the economic downturn, including premium refunds and mid-term policy cancellations resulting from lower levels of economic activity in the preceding twelve months.  In the Financial, Professional & International Insurance segment, earned premiums in the third quarter of 2009 were level with the same period of 2008, and earned premiums in the first nine months of 2009 declined 3% compared with same period of 2008 due to the unfavorable impact of foreign currency exchange rates.  Adjusting for the impact of exchange rates, earned premiums in this segment in the third quarter and first nine months of 2009 increased 3% and 1% over the same periods of 2008, respectively.  In the Personal Insurance segment, earned premium growth of 2% over the third quarter and first nine months of 2008 reflected continued strong business retention rates and continued renewal premium increases.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008

Average investments (a)	$73,515	$74,256	$72,991	$74,426
Pretax net investment income	763	716	1,963	2,309
After-tax net investment income	616	587	1,637	1,861
Average pretax yield (b)	4.2%	3.9%	3.6%	4.1%
Average after-tax yield (b)	3.4%	3.2%	3.0%	3.3%

(a)                   Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses.

Net investment income of $763 million in the third quarter of 2009 was $47 million, or 7%, higher than in the same period of 2008 despite lower short-term interest rates, driven by a return to positive overall yields in the non-fixed maturity investment portfolio.  Included in non-fixed maturity investments are private equity partnerships, hedge funds and real estate partnerships that are accounted for under the equity method of accounting.  Non-fixed maturity investments produced net investment income of $63 million in the third quarter of 2009, compared with negative net investment income of $37 million in the same period of 2008.  Net investment income of $708 million generated by the fixed maturity investment portfolio in the third quarter of 2009 declined from $763 million in the same period of 2008, driven by a decline in short-term interest rates and a lower average level of long-term fixed maturity invested assets.

In the first nine months of 2009, net investment income of $1.96 billion was $346 million, or 15%, lower than in the same period of 2008.  The decline in 2009 was due to negative returns from non-fixed maturity investments, compared with positive returns in 2008, as well as a significant decline in short-term interest rates and a lower average level of long-term fixed maturity invested assets.  Non-fixed maturity investments produced negative net investment income of $145 million in the first nine months of 2009, compared with net investment income of $34 million in the same period of 2008.  The decline in net investment income from these investments in the first nine months of 2009 reflected the challenging capital market conditions that persisted in the first half of 2009.  The amortized cost of the fixed maturity portfolio at September 30, 2009 totaled $62.21 billion, $689 million lower than at the same date in 2008, primarily reflecting the impact of $1.89 billion of common share repurchases during the preceding twelve-month period, the sale of the Company’s subsidiary Unionamerica in December 2008 and contributions of $310 million to the Company’s pension plan in the preceding twelve-month period.  These factors were partially offset by strong operating cash flows during that twelve-month period and the issuance of $500 million of senior notes in the second quarter of 2009.  The average pretax investment yield of 4.2% in the third quarter of 2009 increased over the average pretax yield of 3.9% in the same period of 2008, reflecting the increase in non-fixed maturity investment income.  The average pretax investment yield of 3.6% for the first nine months of 2009 declined from 4.1% in the same period of 2008, primarily reflecting the negative investment income from non-fixed maturity investments in 2009 and the decline in short-term interest rates.

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

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $48 million and $81 million declines in fee income in the third quarter and first nine months of 2009, respectively, compared with the same periods of 2008 are described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(43)	$(156)	$(302)	$(222)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	24	—	69	—

Other-than-temporary impairment losses	(19)	(156)	(233)	(222)
Other net realized investment gains (losses)	48	(14)	61	26
Net realized investment gains (losses)	$29	$(170)	$(172)	$(196)

In the second quarter of 2009, the Company adopted new accounting guidance that changed the reporting of other-than-temporary impairments.  See notes 1 and 3 for a discussion of the impact of adoption.

Other-Than-Temporary Impairment Losses on Investments — Impairments of fixed maturity investments included in net income in the third quarter of 2009 totaled $18 million, which included $6 million related to various issuers’ deteriorated financial position, $7 million of impairments related to structured mortgage securities and $5 million related to securities with respect to which the Company has the intent to sell.  Impairments included in net income in the third quarter of 2009 also included $1 million related to other investments.  Net realized investment losses in the third quarter of 2008 included $156 million of investment impairments, of which $67 million were related to securities issued by Lehman Brothers Holdings Inc. (Lehman) and its subsidiaries.  An additional $28 million of impairments related to internally managed securities the Company intended to sell and $26 million of impairments related to externally managed securities with respect to which the Company did not have the ability to assert an intention to hold until recovery in market value.  The 2008 third-quarter impairments also included $18 million of equity securities (in addition to $6 million of equity securities related to Lehman and $6 million of externally managed equity securities), $15 million related to structured mortgage obligations and $2 million related to the deteriorated financial position of various fixed maturity issuers.

In the first nine months of 2009, impairments included in net income totaled $233 million.  Fixed income impairments in the first nine months of 2009 were $148 million and included $66 million related to various issuers’ deteriorated financial position, $65 million of impairments related to structured mortgage securities and $17 million with respect to securities that the Company has the intent to sell.  Equity impairments in the first nine months of 2009 were $79 million, the majority of which were related to issuers in the financial industry.  Impairments in the first nine months of 2009 also included $6 million related to other investments.  Impairments of $222 million in the first nine months of 2008 were concentrated in the third quarter as discussed in the prior paragraph.  In the first nine months of 2008, $43 million of impairments related to externally managed fixed maturity securities with respect to which the Company did not have the ability to assert an intention to hold until recovery in market value.  An additional $9 million of impairment losses in the fixed maturity portfolio in the first nine months of 2008 were related to securities that were previously managed externally and which the Company intended to sell and thus no longer had the intent to hold until recovery in fair value. The remaining impairment losses in the investment portfolio in the first nine months of 2008 were primarily related to various issuers’ deteriorated financial position.

Other Net Realized Investment Gains (Losses)— Other net realized investment gains in the third quarter of 2009 totaled $48 million, compared with other net realized investment losses of $14 million for the same period of 2008.  Included in the third quarter 2009 total were $37 million of net realized investment gains related to fixed maturity investments and $29 million of net realized investment gains related to the Company’s holdings of stock purchase warrants of Platinum Underwriters Holdings, Ltd., a publicly held company.  Also included in the third quarter 2009 total were net realized investment losses of $11 million related to U.S. Treasury futures contracts, which are used to shorten the duration of the Company’s fixed maturity portfolio and $6 million of net realized investment losses related to transactions associated with a subsidiary sold in 2008.  Other net realized investment losses of $14 million in the third quarter of 2008 included $28 million of net realized investment losses related to fixed maturity investments and $11 million of net realized investment gains related to the stock purchase warrants described above.

Other net realized investment gains for the first nine months of 2009 were $61 million, compared with $26 million in the same period of 2008.  The 2009 total included $65 million of net realized investment gains related to fixed maturity investments, $21 million of net realized investment losses related to foreign exchange and $14 million of net realized investment gains associated with the U.S. Treasury futures contracts and are discussed in the prior paragraph.  Other net realized investment gains of $26 million in the first nine months of 2008 included $24 million of net realized investment gains related to foreign exchange, $17 million of net realized investment gains related to venture capital investments and $16 million of net realized investment losses related to the fixed maturity portfolio.

The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at September 30, 2009 and “Aa1” at December 31, 2008.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Business Insurance	$3,029	$3,215	$9,369	$9,610
Financial, Professional & International Insurance	918	965	2,735	2,976
Personal Insurance	1,988	1,954	5,663	5,542
Total	$5,935	$6,134	$17,767	$18,128

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Business Insurance	$2,611	$2,748	$8,387	$8,464
Financial, Professional & International Insurance	870	901	2,347	2,530
Personal Insurance	1,859	1,832	5,414	5,304
Total	$5,340	$5,481	$16,148	$16,298

Gross and net written premiums in the third quarter of 2009 each decreased 3% from the same period of 2008. In the first nine months of 2009, gross written premiums decreased 2%, and net written premiums decreased 1%, compared with the same period of 2008.  Net written premiums in the third quarter and first nine months of 2008 were reduced by $8 million of reinstatement premiums related to catastrophe losses incurred.  Overall, business retention remained at high levels.  Renewal premium changes remained stable as improving rate trends continued in each business segment, offsetting the impact of lower coverage demands from existing policyholders due to general economic conditions.  New business volume declined slightly from the prior year quarter, as modest growth in the Business Insurance and Financial, Professional & International Insurance segments was offset by lower volume in the Personal Insurance segment.

In Business Insurance, net written premiums in the third quarter of 2009 declined 5% from the same 2008 period.  The decline was driven in large part by premium refunds and mid-term policy cancellations resulting from lower levels of economic activity in the preceding twelve months.  In the first nine months of 2009, net written premiums in the Business Insurance segment declined 1% compared with the same period of 2008.  In Financial, Professional & International Insurance, net written premiums in the third quarter and first nine months of 2009 decreased 3% and 7% from the same periods of 2008, respectively, reflecting the unfavorable impact of foreign currency exchange rates and the impact of the economic downturn on construction surety business volume.  In the Personal Insurance segment, net written premiums in the third quarter and first nine months of 2009 increased 1% and 2%, respectively, over the same periods of 2008, reflecting continued strong retention rates and renewal premium increases.

Claims and Expenses

Claims and claim adjustment expenses totaled $3.12 billion in the third quarter of 2009, $748 million, or 19%, lower than the third quarter 2008 total of $3.87 billion, primarily reflecting a decline in the cost of catastrophes.  The cost of catastrophes included in claims and claim adjustment expenses totaled $158 million in the third quarter of 2009, compared with $858 million in the same 2008 period.  Net favorable prior year reserve development in the third quarter of 2009 totaled $309 million, compared with $334 million in the same period of 2008.

In the first nine months of 2009, claims and claim adjustment expenses totaled $9.65 billion, a decrease of $336 million, or 3%, from the total of $9.98 billion in the same period of 2008, primarily reflecting a decline in the cost of catastrophes, partially offset by a decline in net favorable prior year reserve development. The 2009 total included $441 million for the cost of catastrophes and $828 million of net favorable prior year reserve development, whereas the comparable 2008 total included $1.31 billion for the cost of catastrophes and $1.26 billion of net favorable prior year reserve development.  Catastrophe losses in 2009 primarily resulted from several wind and hail storms, as well as flooding.  Catastrophe losses in 2008 primarily resulted from Hurricanes Ike, Gustav and Dolly.

Net favorable prior year reserve development in the third quarter and first nine months of 2009 was concentrated in the Business Insurance segment, resulting from better than expected loss development for recent accident years in the general liability, commercial multi-peril, property and commercial automobile product lines, partially offset by increases to asbestos and environmental reserves.  Net favorable prior year development in the Financial, Professional & International Insurance segment was driven by better than expected loss experience in the International group.  In the Personal Insurance segment, the net favorable prior year reserve development was driven by better than expected loss experience related to Hurricanes Katrina and Ike and the 2007 California wildfires.  As a result of new legislation that amended the North Carolina Insurance Underwriting Association Beach Plan (the Plan), the Company recorded a write-off in the third quarter of 2009, representing the Company’s equity interest in the accumulated surplus of the Plan at the time the legislation was enacted.  A write-off of $55 million was reported as unfavorable prior year reserve development within incurred claims and claim adjustment expenses in the third quarter of 2009 and impacted both the Business Insurance segment ($31 million) and the Personal Insurance segment ($24 million).  The new legislation also capped future assessments that can be levied on insurers.

The Company’s three business segments each experienced net favorable prior year reserve development in the third quarter and first nine months of 2008.  The majority of net favorable prior year reserve development occurred in the Business Insurance segment and was driven by better than expected loss results primarily concentrated in the general liability and commercial multi-peril product lines, partially offset by increases in asbestos and environmental reserves.  The Financial, Professional & International Insurance segment experienced better than expected prior year loss experience in the International group, particularly in the public and products liability (general liability), professional indemnity (professional liability) and property lines of business in the United Kingdom, the general liability line of business in Canada, and the Aviation and Property lines of business at Lloyd’s.  In the Personal Insurance segment, favorable prior year reserve development in the third quarter of 2008 was primarily driven by favorable loss experience related to Hurricane Katrina as well as better than expected loss experience in certain lines of business within Homeowners and Other.

Factors contributing to net favorable prior year reserve development in each segment are discussed in more detail in the segment discussions that follow.

The amortization of deferred acquisition costs totaled $967 million in the third quarter of 2009, 2% lower than the comparable 2008 total of $990 million.  In the first nine months of 2009, the amortization of deferred acquisition costs totaled $2.86 billion, 1% lower than the total of $2.91 billion in the same period of 2008.  The declines in both periods of 2009 were consistent with the decline in earned premiums.

General and administrative expenses totaled $889 million in the third quarter of 2009, a decrease of $112 million, or 11%, from the comparable 2008 total of $1.00 billion.  In the first nine months of 2009, general and administrative expenses totaled $2.51 billion, a decrease of $208 million, or 8%, from $2.72 billion in the same period of 2008.  These decreases resulted from estimates of windpool assessments related to Hurricane Ike.  During the third quarter of 2008, the Company recorded $176 million of estimated property windpool assessments related to Hurricane Ike in general and administrative expenses.  Subsequently, during the first and second quarters of 2009, the Company recorded an $87 million reduction in the $176 million of assessments due to a decline in estimated insurance industry losses related to Hurricane Ike.  Adjusting for the impact of windpool assessments in both 2009 and 2008, general and administrative expenses in the third quarter and first nine months of 2009 increased 8% and 2%, respectively, over the same periods of 2008.  The increases reflected the impact of continued investments to support business growth and product development, including the Company’s direct to consumer initiative in the Personal Insurance segment, partially offset by the favorable impact of changes in foreign currency exchange rates on expenses in the Financial, Professional & International Insurance segment.

Interest Expense

Interest expense of $98 million in the third quarter of 2009 was $3 million higher than in the same period of 2008.  In the first nine months of 2009, interest expense totaled $284 million, an increase of $8 million, or 3%, over interest expense of $276 million in the same period of 2008.  The increases in both periods of 2009 primarily reflected a higher level of debt outstanding due to the issuance of $500 million of senior notes in the second quarter of 2009.

GAAP Combined Ratio

The consolidated loss and loss adjustment expense ratio of 57.0% in the third quarter of 2009 was 12.9 points lower than the loss and loss adjustment expense ratio of 69.9% in the same 2008 period, primarily due to lower catastrophe losses.  The cost of catastrophes accounted for 2.9 points of the 2009 third quarter loss and loss adjustment expense ratio, whereas the 2008 third quarter loss and loss adjustment expense ratio included a 15.8 point impact from the cost of catastrophes. The 2009 and 2008 third quarter loss and loss adjustment expense ratios included 5.7 point and 6.2 point benefits from net favorable prior year reserve development, respectively.

The consolidated loss and loss adjustment expense ratio of 59.4% in the first nine months of 2009 was 1.5 points lower than the loss and loss adjustment expense ratio of 60.9% in the same 2008 period.  The cost of catastrophes accounted for 2.7 points of the 2009 loss and loss adjustment expense ratio, whereas the 2008 loss and loss adjustment expense ratio included a 8.2 point impact from the cost of catastrophes.  The 2009 and 2008 loss and loss adjustment expense ratios included 5.1 point and 7.8 point benefits from net favorable prior year reserve development, respectively.

The loss and loss adjustment expense ratios adjusted for catastrophe losses and prior year reserve development for the third quarter and first nine months of 2009 were 0.5 points lower and 1.3 points higher, respectively, than the 2008 ratios on the same basis.  The improvement in the third quarter of 2009 was driven by the favorable re-estimation of the current year loss and loss adjustment expense ratio in the Business Insurance segment due to better than expected frequency trends in the first two quarters of the year.  The higher ratio in the first nine months of 2009 reflected reduced underwriting margins related to pricing and loss cost trends in several lines of business, and increased frequency and severity of non-catastrophe weather-related losses in the Homeowners and Other line of business in the Personal Insurance segment.

The underwriting expense ratio of 32.7% for the third quarter of 2009 was 2.1 points lower than the third quarter 2008 underwriting expense ratio of 34.8%.  The third quarter 2008 underwriting expense ratio included a 3.3 point impact of the hurricane-related assessments and reinstatement premiums.  In the first nine months of 2009, the underwriting expense ratio of 31.8% was 1.3 points lower than the underwriting expense ratio of 33.1% in the same 2008 period.  The underwriting expense ratio for the first nine months of 2009 included a 0.5 point benefit from the reduction in the estimate of windpool assessments described above, whereas the underwriting expense ratio in the first nine months of 2008 included a 1.1 point detriment related to the windpool assessments and reinstatement premiums.  Adjusting for these factors in both years, the underwriting expense ratios for the third quarter and first nine months of 2009 were 1.2 points and 0.3 points higher than the respective 2008 underwriting expense ratios, primarily reflecting the impact of continued investments to support business growth and product development, including the Company’s direct to consumer initiative in the Personal Insurance segment.

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

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008

Revenues
Earned premiums	$2,768	$2,823	$8,295	$8,390
Net investment income	529	494	1,335	1,607
Fee income	72	120	234	315
Other revenues	14	8	32	21
Total revenues	$3,383	$3,445	$9,896	$10,333

Total claims and expenses	$2,473	$2,983	$7,594	$8,031

Operating income	$668	$378	$1,775	$1,719

Loss and loss adjustment expense ratio	53.5%	67.1%	56.3%	58.7%
Underwriting expense ratio	33.0	34.2	32.1	33.0
GAAP combined ratio	86.5%	101.3%	88.4%	91.7%

Overview

Operating income of $668 million in the third quarter of 2009 was $290 million, or 77%, higher than operating income of $378 million in the same period of 2008, primarily reflecting a significant decline in the cost of catastrophes.  In addition, operating income in the third quarter of 2009 benefited from the favorable re-estimation of the current year loss and loss adjustment expense ratio due to better than expected frequency trends in the first two quarters of the year, as well as increases in net investment income and net favorable prior year reserve development, partially offset by reduced underwriting margins and fee income.  The cost of catastrophes in the third quarter of 2009 totaled $86 million, compared with $488 million in the same 2008 period.  Net favorable prior year reserve development in the third quarters of 2009 and 2008 totaled $262 million and $247 million, respectively.  In the first nine months of 2009, operating income totaled $1.78 billion, an increase of $56 million, or 3%, over the comparable 2008 total of $1.72 billion.  The increase in operating income in the first nine months of 2009 primarily reflected a decline in the cost of catastrophes, which was largely offset by reductions in net favorable prior year reserve development, net investment income and underwriting margins.  Operating income in the first nine months of 2009 also included a benefit of $41 million from the favorable resolution of various prior year federal and state tax matters, and a $38 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in the third quarter of 2008.  The cost of catastrophes in the first nine months of 2009 and 2008 totaled $157 million and $730 million, respectively.  Net favorable prior year reserve development totaled $660 million and $916 million in the first nine months of 2009 and 2008, respectively.

Earned Premiums

Earned premiums of $2.77 billion in the third quarter of 2009 decreased $55 million, or 2%, from the same period of 2008.  In the first nine months of 2009, earned premiums of $8.30 billion were 1% lower than in the same period of 2008.  The declines in 2009 primarily reflected the impact of the economic downturn, including premium refunds and mid-term policy cancellations resulting from lower levels of economic activity in the preceding twelve months.

Net Investment Income

Net investment income in the third quarter of 2009 increased by $35 million over the same period of 2008. In the first nine months of 2009, net investment income declined by $272 million from the same period of 2008.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the third quarter and first nine months of 2009 compared with the same periods of 2008.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services provided to large companies that choose to self-insure a portion of their insurance risks, and claims and policy management services provided to workers’ compensation residual market pools. The $48 million and $81 million declines in fee income in the third quarter and first nine months of 2009, respectively, compared with the same 2008 periods primarily resulted from lower serviced premium and claim volume due to the de-population of workers’ compensation residual market pools, the impact on fee income related to both lower claim volume and lower loss costs (as fees are based either on the number of claims serviced or as a percentage of losses) driven by workers’ compensation reforms (primarily in California) and overall lower claim frequency during the preceding twelve months.  Lower new business volume over the preceding twelve months, due to lower levels of economic activity and increased competition, also contributed to the decline in fee income in the first nine months of 2009.

Claims and Expenses

Claims and claim adjustment expenses in the third quarter of 2009 totaled $1.51 billion, a decrease of $444 million, or 23%, from the same 2008 period.  Claims and claim adjustment expenses in the first nine months of 2009 totaled $4.77 billion, a decrease of $296 million, or 6%, compared with the same 2008 period.  The decreases in 2009 primarily reflected a decline in the cost of catastrophes, partially offset by the impact of loss cost trends and, for the first nine months of the year, a decline in net favorable prior year reserve development.  The cost of catastrophes included in claims and claim adjustment expenses in the third quarter and first nine months of 2009 totaled $86 million and $157 million, respectively, compared with $409 million and $651 million in the respective periods of 2008.  Catastrophe losses in 2009 primarily resulted from several wind and hail storms, as well as flooding. Hurricanes Ike, Gustav and Dolly accounted for the majority of catastrophe losses in the third quarter and first nine months of 2008.

Net favorable prior year reserve development in the third quarters of 2009 and 2008 totaled $262 million and $247 million, respectively.  The 2009 third quarter total was driven by better than expected loss results primarily concentrated in the general liability, commercial multi-peril and commercial automobile product lines for recent accident years.  The general liability and commercial multi-peril product lines experienced better than anticipated loss development that was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.  The commercial automobile line of business experienced better than expected loss development that was attributable to more favorable legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology.  The net favorable prior year reserve development in these product lines in the third quarter of 2009 was partially offset by a $185 million increase to asbestos reserves (discussed in more detail in the “Asbestos Claims and Litigation” section herein) and $31 million of unfavorable development recorded pursuant to the legislative action in North Carolina (discussed in more detail in the “Consolidated Overview” section herein).  The 2008 third-quarter net favorable prior year development was driven by better than expected loss results primarily concentrated in the general liability and commercial multi-peril product lines.  The favorable prior year reserve development in these lines was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.  This net favorable prior year reserve development was partially offset by a $70 million increase in asbestos reserves in the third quarter of 2008.

Net favorable prior year reserve development totaled $660 million in the first nine months of 2009, compared with $916 million in the same 2008 period.  The 2009 total was driven by the same factors described above for the third quarter, partially offset by a $70 million increase to environmental reserves recorded in the second quarter (discussed in more detail in the “Environmental Claims and Litigation” section herein).  The 2008 total was driven by the same factors described above for the third quarter, as well as an increase in anticipated ceded recoveries for older accident years in the general liability product line and better than anticipated loss development in the property and commercial automobile product lines.  The net favorable prior year reserve development in the foregoing product lines in the first nine months of 2008 was partially offset by net unfavorable prior year reserve development in the workers’ compensation product line, primarily driven by higher than anticipated medical costs related to 2004 and prior accident years, and an $85 million increase to environmental reserves recorded in the second quarter.

The amortization of deferred acquisition costs totaled $448 million and $1.35 billion in the third quarter and first nine months of 2009, respectively, slightly lower than the comparable totals of $466 million and $1.37 billion in the respective periods of 2008.  The declines in both periods of 2009 were consistent with the declines in earned premiums.

General and administrative expenses in the third quarter of 2009 totaled $517 million, $48 million lower than the comparable 2008 total of $565 million.  In the first nine months of 2009, general and administrative expenses of $1.48 billion were $120 million lower than the comparable 2008 total of $1.60 billion.  These decreases resulted from estimates of windpool assessments related to Hurricane Ike.  During the third quarter of 2008, the Company recorded $76 million of estimated property windpool assessments related to Hurricane Ike in general and administrative expenses.   Subsequently, during the first and second quarters of 2009, the Company recorded a $38 million reduction in the $76 million of assessments due to a decline in estimated insurance industry losses related to Hurricane Ike.  Adjusting for the impact of windpool assessments in both 2009 and 2008, general and administrative expenses in the third quarter of 2009 increased 6% over the same period of 2008, and those expenses in the first nine months of 2009 were slightly lower than in the same period of 2008.  The increase in the third quarter of 2009 primarily reflected the impact of non-recurring increases in several expense categories.

GAAP Combined Ratio

The loss and loss adjustment expense ratio in the third quarter of 2009 of 53.5% was 13.6 points lower than the comparable third quarter 2008 ratio of 67.1%, primarily due to lower catastrophe losses.  The cost of catastrophes in the third quarters of 2009 and 2008 accounted for 3.1 points and 14.6 points of the loss and loss adjustment expense ratio, respectively.  Net favorable prior year reserve development provided 9.5 point and 8.7 point benefits to the loss and loss adjustment expense ratio in the third quarters of 2009 and 2008, respectively.  The 2009 third quarter loss adjustment expense ratio adjusted for the cost of catastrophes and prior year reserve development was 1.3 points lower than the 2008 ratio on the same basis, primarily reflecting the favorable re-estimation of the current year loss and loss adjustment expense ratio due to better than expected frequency trends in the first two quarters of the year, and fewer large property losses.

In the first nine months of 2009, the loss and loss adjustment expense ratio of 56.3% was 2.4 points lower than the comparable 2008 ratio of 58.7%.  The cost of catastrophes in the first nine months of 2009 and 2008 accounted for 1.9 points and 7.8 points of the loss and loss adjustment expense ratio, respectively.  Net favorable prior year reserve development provided 8.0 point and 10.9 point benefits to the loss and loss adjustment expense ratio in the first nine months of 2009 and 2008, respectively.  The loss and loss adjustment expense ratio in the first nine months of 2009 adjusted for the cost of catastrophes and prior year reserve development was 0.6 points higher than the 2008 ratio on the same basis, reflecting reduced underwriting margins, partially offset by lower non-catastrophe weather-related losses and fewer large property losses.

The underwriting expense ratio of 33.0% for the third quarter of 2009 was 1.2 points lower than the third quarter 2008 underwriting expense ratio of 34.2%.  The third quarter 2008 underwriting expense ratio included a 2.7 point impact of the hurricane-related assessments and reinstatement premiums.  In the first nine months of 2009, the underwriting expense ratio of 32.1% was 0.9 points lower than the underwriting expense ratio of 33.0% in the same 2008 period.  The 2009 underwriting expense ratio included a 0.5 point benefit from the reduction in the estimate of windpool assessments described above, whereas the underwriting expense ratio in the first nine months of 2008 included a 0.9 point impact from the windpool assessments and reinstatement premiums.  Adjusting for these factors in both years, the underwriting expense ratios for the third quarter and first nine months of 2009 were 1.5 points and 0.5 points higher than the respective 2008 underwriting expense ratios.  The increase in the third quarter of 2009 reflected the impact of non-recurring increases in several expense categories.  In addition, the adjusted underwriting expense ratios in both periods of 2009 reflected the unfavorable impact of the decline in fee income compared with the same periods of 2008.  A portion of fee income is accounted for as a reduction of expenses for purposes of calculating the expense ratio.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Select Accounts	$677	$684	$2,156	$2,137
Commercial Accounts	684	718	2,041	2,030
National Accounts	312	398	1,024	1,207
Industry-Focused Underwriting	585	640	1,832	1,894
Target Risk Underwriting	533	530	1,609	1,604
Specialized Distribution	232	240	702	745
Total Business Insurance Core	3,023	3,210	9,364	9,617
Business Insurance Other	5	5	4	(7)
Total Business Insurance	$3,028	$3,215	$9,368	$9,610

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Select Accounts	$655	$662	$2,118	$2,094
Commercial Accounts	609	635	1,883	1,858
National Accounts	197	240	683	727
Industry-Focused Underwriting	564	613	1,762	1,810
Target Risk Underwriting	360	366	1,240	1,234
Specialized Distribution	221	228	690	731
Total Business Insurance Core	2,606	2,744	8,376	8,454
Business Insurance Other	5	4	11	10
Total Business Insurance	$2,611	$2,748	$8,387	$8,464

In Business Insurance Core, gross written premiums in the third quarter of 2009 decreased by 6% from the third quarter of 2008, and net written premiums decreased by 5% from the third quarter of 2008.  In the first nine months of 2009, gross written premiums decreased by 3% from the same period of 2008, and net written premiums decreased 1% from the first nine months of 2008.  The decline in gross written premiums in both periods of 2009 was driven in large part by premium refunds and mid-term policy cancellations resulting from lower levels of economic activity in the preceding twelve months.

Select Accounts.  Net written premiums of $655 million in the third quarter of 2009 declined 1% from the same period of 2008.  In the first nine months of 2009, net written premiums of $2.12 billion were 1% higher than in the same 2008 period. Business retention rates remained strong in the third quarter of 2009, but declined slightly from recent quarters.  Renewal premium changes were positive and improved from recent quarters as a result of a continued improving rate trend.  New business volume in the third quarter of 2009 declined slightly from the prior year quarter.  In the first nine months of 2009, renewal premium changes increased over the same 2008 period.  New business volume in the first nine months of 2009 increased over the same period of 2008, driven by the continued success of the Company’s quote-to-issue agency platform and multivariate pricing program for smaller businesses, partially offset by lower business volumes in larger accounts served by this market.

Commercial Accounts.  Net written premiums of $609 million in the third quarter of 2009 decreased 4% from the prior year quarter.  In the first nine months of 2009, net written premiums of $1.88 billion were 1% higher than in the same period of 2008.  Business retention rates in the third quarter and first nine months of 2009 remained strong, generally consistent with the prior year periods.  Renewal premium changes were slightly negative in the third quarter and first nine months of 2009, but were slightly improved over the same 2008 periods, as the impact of a continued improving rate trend was partially offset by the impact on written premiums of lower coverage demands from existing policyholders due to general economic conditions.  New business levels increased when compared with the third quarter and first nine months of 2008 due to various product and customer initiatives.

National Accounts. Net written premiums of $197 million in the third quarter of 2009 decreased 18% from the prior year quarter.  In the first nine months of 2009, net written premiums of $683 million were 6% lower than in the same period of 2008.  The decline in net written premiums in both periods of 2009 was driven by negative renewal premium changes resulting from lower coverage demands from existing policyholders due to general economic conditions, as well as lower premium volume from industry property and workers’ compensation involuntary residual markets.  Business retention rates in both periods of 2009 remained high.

Industry-Focused Underwriting.  Net written premiums of $564 million in the third quarter of 2009 decreased 8% from the same 2008 period. In the first nine months of 2009, net written premiums of $1.76 billion declined 3% from the same period of 2008.  The decline in third-quarter 2009 premiums reflected general economic conditions and was concentrated in the Technology business unit, driven by lower new business levels and business retention rates; in the Construction business unit, resulting from lower business retention rates and continued negative renewal premium changes; and in the Public Sector Services business unit, driven by the loss of one large account.  In the first nine months of 2009, premium declines in the Technology, Construction and Public Sector Services business units were partially offset by premium growth in the Agribusiness business unit.

Target Risk Underwriting.  Net written premiums of $360 million in the third quarter of 2009 were 2% lower than in the prior year quarter.  In the first nine months of 2009, net written premiums of $1.24 billion were slightly higher than in the same period of 2008.  Strong growth in National Property volume in the third quarter of 2009 resulting from significant increases in renewal premium changes was more than offset by premium declines in the Inland Marine business unit, which reflected the impact of general economic conditions.  In the first nine months of 2009, growth in National Property, as well as in Excess Casualty premiums (resulting from a change in the terms of certain reinsurance treaties that resulted in a higher level of business retained) was largely offset by a decline in Inland Marine premium volume that was driven by the same factors impacting the third quarter.

Specialized Distribution. Net written premiums of $221 million in the third quarter of 2009 decreased 3% from the same period of 2008.  In the first nine months of 2009, net written premiums of $690 million were 6% lower than in the same period of 2008.  The declines were attributable to both the National Programs and Northland business units, which experienced negative renewal premium changes that reflected competitive market conditions and the impact of economic conditions on the commercial trucking industry.

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

In the second quarter of 2009, results from the Company’s surety bond operation in Canada were reclassified from the Bond & Financial Products group to the International group to reflect the manner in which this operation is now managed.  All prior period amounts have been restated to reflect this reclassification between groups within the segment.  The reclassification had no impact on previously reported results for the Financial, Professional & International Insurance segment in total for any prior reporting periods.

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008

Revenues
Earned premiums	$861	$863	$2,472	$2,562
Net investment income	118	114	329	356
Other revenues	7	5	20	18
Total revenues	$986	$982	$2,821	$2,936

Total claims and expenses	$766	$861	$2,231	$2,243

Operating income	$167	$83	$448	$495

Loss and loss adjustment expense ratio	53.3%	62.9%	54.1%	50.9%
Underwriting expense ratio	35.4	36.5	35.8	36.3
GAAP combined ratio	88.7%	99.4%	89.9%	87.2%

Overview

Operating income of $167 million in the third quarter of 2009 was $84 million higher than in the prior year quarter, primarily reflecting a decline in the cost of catastrophes and a decline in large losses in the International group, partially offset by a decline in net favorable prior year reserve development.  The cost of catastrophes in the third quarter of 2009 totaled $4 million, compared with $91 million in the same period of 2008, which included hurricane-related assessments and reinstatement premiums.  Net favorable prior year reserve development in the third quarter of 2009 totaled $25 million, compared with $43 million in the same 2008 period.  In the first nine months of 2009, operating income of $448 million was $47 million, or 9%, lower than the same 2008 period, primarily driven by a decline in net favorable prior year reserve development and a reduction in net investment income, partially offset by a decline in the cost of catastrophes and large losses in the International group.  Net favorable prior year reserve development totaled $48 million and $238 million in the first nine months of 2009 and 2008, respectively.  The cost of catastrophes totaled $6 million and $97 million in the first nine months of 2009 and 2008, respectively.

Earned Premiums

Earned premiums of $861 million and $2.47 billion in the third quarter and first nine months of 2009, respectively, declined from the prior year periods due to the unfavorable impact of foreign currency exchange rates.  Adjusting for the impact of exchange rates, earned premiums in this segment increased 3% and 1% over the third quarter and first nine months of 2008, respectively, reflecting growth in the International group.

Net Investment Income

Net investment income in the third quarter of 2009 increased by $4 million over the same period of 2008. In the first nine months of 2009, net investment income declined by $27 million from the same period of 2008. The unfavorable impact of foreign currency exchange rates reduced reported net investment income by approximately $4 million and $19 million for the third quarter and first nine months of 2009, respectively.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the third quarter and first nine months of 2009 compared with the same periods of 2008.

Claims and Expenses

Claims and claim adjustment expenses in the third quarter of 2009 totaled $463 million, a decrease of $82 million, or 15%, from the same 2008 period.  The decrease in the third quarter of 2009 primarily reflected declines in the cost of catastrophes and large losses in the International group, and the favorable impact of foreign currency exchange rates, partially offset by the decrease in net favorable prior year reserve development.  The cost of catastrophes included in claims and claim adjustment expenses in the third quarter of 2009 totaled $4 million, compared with $82 million in the same 2008 period.  Net favorable prior year reserve development totaled $25 million and $43 million in the third quarters of 2009 and 2008, respectively.  Net favorable prior year development in the third quarter of 2009 was driven by better than expected loss experience in the International group, particularly in the Surety line of business in Canada, and in the Aviation and Property lines of business at Lloyd’s.  Net favorable prior year reserve development in the third quarter of 2008 was concentrated in the International group, particularly in the public and products liability (general liability), professional indemnity (professional liability) and property lines of business in the United Kingdom, the general liability line of business in Canada, and the Aviation and Property lines of business at Lloyd’s.

In the first nine months of 2009, claims and claim adjustment expenses totaled $1.35 billion, an increase of $36 million, or 3%, over the same 2008 period.  The increase primarily reflected a decline in net favorable prior year reserve development, partially offset by declines in the cost of catastrophes and large losses in the International group.  Net favorable prior year reserve development in the first nine months of 2009 totaled $48 million, compared with $238 million in the same period of 2008.  The 2009 total was driven by the same factors described above for the third quarter.  In the first nine months of 2008, net favorable prior year reserve development was driven by the same factors described above for the third quarter, as well as in the employers’ liability (workers’ compensation) and motor (commercial automobile) lines of business in the International group and in the fidelity and surety product line in the Bond & Financial Products group.  The cost of catastrophes included in claims and claim adjustment expenses in the first nine months of 2009 totaled $6 million, compared with $88 million in the same period of 2008.  Hurricanes Ike, Gustav and Dolly accounted for the majority of catastrophe losses in the third quarter and first nine months of 2008.

The amortization of deferred acquisition costs totaled $162 million in the third quarter of 2009, slightly lower than the comparable 2008 total of $166 million.  In the first nine months of 2009, the amortization of deferred acquisition costs totaled $459 million, 6% lower than the comparable 2008 total of $488 million.  The declines were driven by the favorable impact of foreign currency exchange rates, changes in the mix of business and the reductions in earned premiums.  General and administrative expenses in the third quarter and first nine months of 2009 totaled $141 million and $425 million, respectively, compared with $149 million and $442 million in the same periods of 2008.  The declines in both periods of 2009 primarily reflected the favorable impact of foreign currency exchange rates.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 53.3% in the third quarter of 2009 was 9.6 points lower than the 2008 ratio of 62.9%.  The 2009 ratio included a 2.9 point benefit from net favorable prior year reserve development and a 0.5 point impact from the cost of catastrophes, whereas the 2008 ratio included a 4.9 point benefit from net favorable prior year reserve development and a 9.8 point impact from the cost of catastrophes.  Adjusting for the cost of catastrophes and prior year reserve development, the loss and loss adjustment expense ratio for the third quarter of 2009 was 2.3 points lower than the third-quarter 2008 ratio on the same basis, primarily reflecting a lower level of large non-weather related losses within the International group in 2009, partially offset by a change in business mix within the Bond & Financial Products group due to lower construction surety volumes.

In the first nine months of 2009, the loss and loss adjustment expense ratio of 54.1% was 3.2 points higher than the ratio of 50.9% in the same period of 2008. The 2009 ratio included a 1.9 point benefit from net favorable prior year reserve development and a 0.2 point impact from catastrophes, whereas the 2008 ratio included a 9.2 point benefit from net favorable prior year reserve development and a 3.5 point impact from the cost of catastrophes.  The loss and loss adjustment expense ratio in the first nine months of 2009 adjusted for the cost of catastrophes and prior year reserve development was 0.8 points lower than the 2008 ratio on the same basis, as the favorable impact of a decline in large non-weather related losses was largely offset by the impact of loss cost trends.

The underwriting expense ratio of 35.4% in the third quarter of 2009 was 1.1 points lower than in the same period of 2008.  The underwriting expense ratio of 35.8% for the first nine months of 2009 was 0.5 points lower than the underwriting expense ratio in the same period of 2008.  The respective 2008 expense ratios included 0.7 point and 0.3 point impacts from hurricane-related assessments and reinstatement premiums.  Adjusting for those factors in 2008, the 2009 underwriting expense ratios for the third quarter and first nine months of 2009 were 0.4 points and 0.2 points lower than the respective 2008 ratios, reflecting a decline in acquisition expenses related to a change in the mix of business.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Bond & Financial Products	$587	$623	$1,681	$1,802
International	331	342	1,054	1,174
Total Financial, Professional & International Insurance	$918	$965	$2,735	$2,976

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Bond & Financial Products	$574	$609	$1,466	$1,556
International	296	292	881	974
Total Financial, Professional & International Insurance	$870	$901	$2,347	$2,530

The Financial, Professional & International Insurance segment’s gross written premiums of $918 million in the third quarter of 2009 decreased 5% from the same period of 2008, and net written premiums of $870 million in the third quarter of 2009 decreased 3% from the third quarter of 2008.  In the first nine months of 2009, gross written premiums declined 8% and net written premiums declined 7% from the same period of 2008.  The majority of the net written premium decline in the third quarter and first nine months of 2009 was attributable to the unfavorable impact of foreign currency exchange rates in the International group.  The remainder of the decline was driven by the impact of the economic downturn on construction surety business volume and underwriting actions taken in professional liability, partially offset by growth in Ireland and in the Company’s operations at Lloyd’s.  In the Bond & Financial Products group (excluding the surety line of business, for which the following are not relevant measures), business retention rates remained strong but decreased from the third quarter and first nine months of 2008, primarily in professional liability.  Renewal premium changes in 2009 increased over both periods of 2008, as the impact of an improving rate trend was partially offset by reduced exposures related to underwriting actions as well as lower coverage demands from existing policyholders due to general economic conditions.  New business levels in the third quarter of 2009 declined from the same period of 2008.  In the first nine months of 2009, new business levels were flat with the same period of 2008.  For the International group (excluding the surety line of business, for which the following are not relevant measures), business retention rates in the third quarter and first nine months of 2009 declined from the same periods of 2008, primarily due to underwriting actions taken in the United Kingdom and at Lloyd’s.  Renewal premium changes improved over the third quarter and first nine months of 2008.  New business levels in the third quarter increased over the prior year quarter, primarily driven by personal lines business in Ireland, but declined when compared with the first nine months of 2008.

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

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2009	2008	2009	2008

Revenues
Earned premiums	$1,792	$1,762	$5,308	$5,193
Net investment income	116	108	299	346
Other revenues	20	18	62	58
Total revenues	$1,928	$1,888	$5,669	$5,597

Total claims and expenses	$1,729	$2,013	$5,166	$5,311

Operating income (loss)	$149	$(64)	$391	$239

Loss and loss adjustment expense ratio	64.3%	77.9%	66.5%	69.4%
Underwriting expense ratio	30.9	35.0	29.5	31.5
GAAP combined ratio	95.2%	112.9%	96.0%	100.9%
Incremental impact of direct to consumer initiative on GAAP combined ratio	1.9%	0.6%	1.7%	0.4%

Overview

Operating income of $149 million in the third quarter of 2009 was $213 million higher than the operating loss of $64 million in the same period of 2008.  The increase primarily reflected the impact of a decline in the cost of catastrophes, partially offset by higher non-catastrophe weather-related losses, investments in the direct to consumer initiative and a decline in net favorable prior year reserve development.  In the first nine months of 2009, operating income of $391 million was $152 million, or 64%, higher than in the same 2008 period, driven by the decline in the cost of catastrophes and a $48 million reduction in the estimate of property windpool assessments, partially offset by a decline in net investment income, higher non-catastrophe weather-related losses and investments in the direct to consumer initiative.  The cost of catastrophes in the third quarter and first nine months of 2009 totaled $68 million and $278 million, respectively, compared with $463 million and $666 million in the same periods of 2008.  Net favorable prior year reserve development in the third quarter and first nine months of 2009 totaled $22 million and $120 million, respectively, compared with net favorable prior year reserve development of $44 million and $106 million in the respective periods of 2008.

Earned Premiums

Earned premiums of $1.79 billion in the third quarter of 2009 increased $30 million, or 2%, over earned premiums of $1.76 billion in the same period of 2008.  In the first nine months of 2009, earned premiums of $5.31 billion were $115 million, or 2%, higher than in the same 2008 period. The increases reflected continued strong business retention rates and renewal premium increases.

Net Investment Income

Net investment income in the third quarter of 2009 increased by $8 million over the same period of 2008. In the first nine months of 2009, net investment income declined by $47 million from the same period of 2008.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the third quarter and first nine months of 2009 compared with the same periods of 2008.

Claims and Expenses

Claims and claim adjustment expenses in the third quarter of 2009 totaled $1.15 billion, a decrease of $222 million, or 16%, from the same period of 2008.  The 2009 total reflected the impact of a decline in the cost of catastrophes, partially offset by higher non-catastrophe weather-related losses in the Homeowners and Other line of business, increased business volume and a decline in net favorable prior year reserve development.

The cost of catastrophes included in claims and claim adjustment expenses in the third quarter and first nine months of 2009 totaled $68 million and $278 million, respectively, compared with $367 million and $570 million in the respective periods of 2008.  Catastrophe losses in 2009 primarily resulted from several wind and hail storms, as well as flooding.  Catastrophe losses in 2008 primarily resulted from Hurricanes Ike, Gustav and Dolly in the third quarter, as well as tornado, wind and hail storms in various regions of the United States throughout the year.

Net favorable prior year reserve development in the third quarter of 2009 totaled $22 million, compared with $44 million in the same period of 2008.  The third quarter 2009 net favorable prior year reserve development was concentrated in the Homeowners and Other product line and primarily reflected favorable loss experience related to the 2007 California wildfires and Hurricane Ike.  Net favorable prior year reserve development in the third quarter of 2009 also reflected $24 million of unfavorable development recorded pursuant to the legislative action in North Carolina, which is discussed in more detail in the “Consolidated Overview” section herein. The third quarter 2008 favorable prior year reserve development was primarily driven by favorable loss experience related to Hurricane Katrina as well as better than expected loss experience in certain lines of business within Homeowners and Other.

In the first nine months of 2009, claims and claim adjustment expenses of $3.53 billion were $76 million, or 2%, lower than the same 2008 period, primarily reflecting the impact of a decline in the cost of catastrophes, which was largely offset by higher non-catastrophe weather-related losses in the Homeowners and Other line of business and increased business volume.  Net favorable prior year reserve development in the first nine months of 2009 totaled $120 million, compared with $106 million in the same period of 2008.  Net favorable prior year reserve development for the first nine months of 2009 primarily reflected favorable loss experience related to both Hurricanes Ike and Katrina, as well as the 2007 California wildfires.  The net favorable prior year reserve development in the first nine months of 2008 reflected the improvement related to Hurricane Katrina in the third quarter as well as improved experience from recent accident years for both the Homeowners and Other and Automobile product lines.  This improvement was driven in part by claim initiatives as well as better than expected outcomes on 2007 catastrophe-related claims.  In addition, the Homeowners and Other product line had improvement in the older accident years for the umbrella line as well as favorable experience from accident year 2007 for allied coverages due to less than expected claim activity.

The amortization of deferred acquisition costs totaled $357 million and $1.06 billion in the third quarter and first nine months of 2009 respectively, compared with $358 million and $1.05 billion in the respective periods of 2008, consistent with earned premium levels in all periods.

General and administrative expenses in the third quarter of 2009 totaled $220 million, $61 million lower than the comparable 2008 total of $281 million.  In the first nine months of 2009, general and administrative expenses of $577 million were $78 million lower than the comparable 2008 total of $655 million.  Those decreases resulted from estimates of windpool assessments related to Hurricane Ike.  During the third quarter of 2008, the Company recorded $96 million of estimated property windpool assessments related to Hurricane Ike in general and administrative expenses.  Subsequently, during the first and second quarters of 2009, the Company recorded a $48 million reduction in the $96 million of assessments due to a decline in estimated insurance industry losses related to Hurricane Ike.  Adjusting for the impact of windpool assessments in both 2009 and 2008, general and administrative expenses in the third quarter and first nine months of 2009 increased 19% and 12%, respectively, over the same periods of 2008, primarily reflecting growth in business volume and continued investments to support business growth and product development, including the Company’s direct to consumer initiative.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 64.3% in the third quarter of 2009 was 13.6 points lower than the comparable 2008 ratio of 77.9%, primarily due to lower catastrophe losses.  The cost of catastrophes accounted for 3.8 points of the 2009 third quarter loss and loss adjustment expense ratio, whereas the 2008 third quarter loss and loss adjustment expense ratio included a 20.8 point impact of the cost of catastrophes.  The loss and loss adjustment expense ratio for the third quarter of 2009 and 2008 included 1.3 point and 2.5 point benefits, respectively, from net favorable prior year reserve development.

In the first nine months of 2009, the loss and loss adjustment expense ratio of 66.5% was 2.9 points lower than the comparable 2008 ratio of 69.4%.  The cost of catastrophes accounted for 5.2 points of the 2009 loss and loss adjustment expense ratio for the first nine months of 2009, whereas the loss and loss adjustment expense ratio for the first nine months of 2008 included an 11.0 point impact of the cost of catastrophes.  The loss and loss adjustment expense ratio for the first nine months of 2009 and 2008 included 2.2 point and 2.1 point benefits, respectively from net favorable prior year reserve development.

The loss and loss adjustment expense ratios adjusted for catastrophe losses and prior year reserve development for the third quarter and first nine months of 2009 were 2.2 points and 3.0 points higher, respectively, than the 2008 ratios on the same basis, primarily reflecting the impact of higher non-catastrophe weather-related losses in the Homeowners and Other line of business.

The underwriting expense ratio of 30.9% for the third quarter of 2009 was 4.1 points lower than the third quarter 2008 underwriting expense ratio of 35.0%.  The third quarter 2008 underwriting expense ratio included a 5.4 point impact from the hurricane-related assessments.  In the first nine months of 2009, the underwriting expense ratio of 29.5% was 2.0 points lower than the underwriting expense ratio of 31.5% in the same 2008 period.  The 2009 underwriting expense ratio included a 0.9 point benefit from the reduction in the estimate of windpool assessments described above, whereas the 2008 underwriting expense ratio included a 1.8 point impact related to the windpool assessments.  Adjusting for these factors in both years, the underwriting expense ratios for the third quarter and first nine months of 2009 were 1.3 points and 0.7 points higher than the respective 2008 underwriting expense ratios, primarily reflecting expenses resulting from the Company’s direct to consumer initiative.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries, and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Agency Automobile	$905	$934	$2,748	$2,803
Agency Homeowners and Other	1,067	1,015	2,877	2,734
Total Agency Personal Insurance	$1,972	$1,949	$5,625	$5,537

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Agency Automobile	$898	$926	$2,729	$2,781
Agency Homeowners and Other	946	902	2,647	2,519
Total Agency Personal Insurance	$1,844	$1,828	$5,376	$5,300

Gross and net Agency written premiums in the third quarter of 2009 each increased 1% over the respective totals in the same period of 2008.  In the first nine months of 2009, gross Agency written premiums increased 2%, and net Agency written premiums increased 1% over the respective totals in the same period of 2008.

In the Agency Automobile line of business, net written premiums in the third quarter of 2009 decreased 3% from the same period of 2008.  In the first nine months of 2009, net written premiums in the Agency Automobile line of business decreased 2% from the same period of 2008.  The impact of increasing renewal premium changes was more than offset by declines in new business volume and business retention rates compared with the same periods of 2008.

In the Agency Homeowners and Other line of business, net written premiums in the third quarter and first nine months of 2009 each grew 5% over the same periods of 2008.  Growth in both periods of 2009 was driven by increases in renewal premium changes. New business levels were consistent with the third quarter of 2008.  Business retention rates remained strong and were consistent with the third quarter and first nine months of 2008.

The Personal Insurance segment had approximately 7.4 million and 7.3 million policies in force at September 30, 2009 and 2008, respectively.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2009	2008	2009	2008

Operating loss	$(70)	$(67)	$(169)	$(197)

The $3 million increase in operating loss in Interest and Other in the third quarter of 2009 over the same period of 2008 primarily reflected an increase in interest expense.  The $28 million decline in operating loss in the first nine months of 2009 compared with the same 2008 period reflected a benefit of $28 million from the favorable resolution of various prior year federal and state tax matters.  After-tax interest expense in the third quarter and first nine months of 2009 totaled $64 million and $185 million, respectively, compared with $61 million and $178 million in the respective periods of 2008.

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

Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder at least annually.  Among the factors which the Company may consider in the course of this review are: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of the policyholder’s potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a products/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.

In the third quarter of 2009, the Company completed its annual in-depth asbestos claim review and noted the continuation of recent trends, which include:

•                  stable payment patterns for a large proportion of policyholders;

•                  a decrease in the number of claims received;

•                  a decrease in the number of large asbestos exposures confronting the Company due to additional settlement activity;

•                  continued moderate level of asbestos-related bankruptcy activity; and

•                  the absence of new theories of liability or new classes of defendants.

While the Company believes that these trends indicate a reduction in the volatility associated with the Company’s overall asbestos exposure, there nonetheless remains a high degree of uncertainty with respect to future exposure from asbestos claims.

As in prior years, the annual claim review considered active policyholders and litigation cases for potential product and “non-product” liability.  The Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, again experienced an overall reduction in new claim filings.  Overall defense and indemnity costs in these categories remained at similar levels to what the Company has experienced in recent years due to the continued high level of trial activity involving individuals alleging serious asbestos-related injury, rather than decreasing slightly as the Company had expected.  In 2009, the number of policyholders tendering asbestos claims for the first time increased slightly from the number tendering claims for the first time in the prior year period.

The Company’s quarterly asbestos reserve review includes an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. Developing payment patterns among policyholders in the Home Office, Field Office and Assumed Reinsurance and Other categories are also analyzed.  In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity.  For certain policyholders an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined, and for those policyholders the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections.  Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company’s evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.  The completion of these reviews and analyses in the third quarter resulted in a $185 million increase in the Company’s asbestos reserves.  This reserve increase was primarily driven by a slight increase in the Company’s assumption for projected defense costs related to many policyholders.  Overall, the company’s assessment of the underlying asbestos environment did not change significantly from recent periods.

Net asbestos losses and expenses paid in the first nine months of 2009 were $184 million, compared with $577 million in the same period of 2008 (asbestos payments in 2008 included the Company’s one-time net payment of $365 million associated with the settlement of the ACandS, Inc. matter). Approximately 21% and 70% of total net paid losses in the first nine months of 2009 and 2008, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company’s liability.  Net asbestos reserves totaled $2.92 billion at September 30, 2009, compared with $3.23 billion at September 30, 2008.

In December 2008, the Company completed the sale of Unionamerica, which comprised its United Kingdom-based runoff insurance and reinsurance businesses.  Included in the claims and claim adjustment expense reserves transferred to the purchaser were gross and net asbestos reserves of $330 million and $232 million, respectively.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2009	2008
Beginning reserves:
Direct	$3,299	$4,353
Ceded	(385)	(619)
Net	2,914	3,734
Incurred losses and loss expenses:
Direct	185	70
Ceded	—	—
Net	185	70
Losses paid:
Direct	233	695
Ceded	(49)	(118)
Net	184	577
Ending reserves:
Direct	3,251	3,728
Ceded	(336)	(501)
Net	$2,915	$3,227

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

The Company continues to receive notices from policyholders tendering claims for the first time. These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants.  Further, in many instances clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies.  In recent years, the Company also had experienced a decline in both the number of new policyholders tendering claims for the first time and the number of pending lawsuits between the Company and its policyholders pertaining to coverage for environmental claims.  However, during the first nine months of 2009 the Company experienced an increase in the number of policyholders tendering claims for the first time.  In addition, the Company has experienced upward development in the expected defense and settlement costs for certain of its pending policyholders.  As a result, the Company increased its net environmental reserves by $70 million in the second quarter of 2009.

Net paid losses in the first nine months of 2009 and 2008 were $70 million and $90 million, respectively.  At September 30, 2009, approximately 93% of the net environmental reserve (approximately $385 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $29 million), consists of case reserves.

In December 2008, the Company completed the sale of Unionamerica, which comprised its United Kingdom-based runoff insurance and reinsurance businesses.  Included in the claims and claim adjustment expense reserves transferred to the purchaser were gross and net environmental reserves of $40 million and $33 million, respectively.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2009	2008
Beginning reserves:
Direct	$400	$478
Ceded	14	12
Net	414	490
Incurred losses and loss expenses:
Direct	85	85
Ceded	(15)	—
Net	70	85
Losses paid:
Direct	74	91
Ceded	(4)	(1)
Net	70	90
Ending reserves:
Direct	411	472
Ceded	3	13
Net	$414	$485

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at September 30, 2009 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also, see “Part II—Item 1, Legal Proceedings”).

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

INVESTMENT PORTFOLIO

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid intermediate-term taxable U.S. Government bonds, tax-exempt U.S. municipal bonds, and taxable corporate bonds and mortgage-backed securities.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” and “Aa1” at September 30, 2009 and December 31, 2008, respectively.  The decline in the Company’s average credit quality rating was due to the downgrading of a monoline bond insurer during the second quarter of 2009.  Below investment grade securities represented 2.8% and 2.0% of the total fixed maturity investment portfolio at September 30, 2009 and December 31, 2008, respectively.  The average duration of fixed maturities and short-term securities was 3.7 (4.1 excluding short-term investments) at September 30, 2009 and 4.2 (4.6 excluding short-term investments) at December 31, 2008.  The decline in duration resulted from the impact of declining market yields on existing holdings of municipal bonds and mortgage-backed securities (which impact the assumptions related to optional pre-payments and the related estimate of effective duration for callable securities), and the purchase of shorter-term fixed maturities during the quarter ended September 30, 2009 due to the Company’s view of the risk-return tradeoffs available in the current interest rate environment.

The Company’s fixed maturity investment portfolio at September 30, 2009 included $41.73 billion of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio were $5.56 billion of advance refunded or escrowed-to-maturity bonds.  Advance refunded and escrowed-to-maturity bonds are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. Such escrow accounts are verified as to their sufficiency by an external auditor and almost exclusively involve U.S. Treasury securities.  On April 2, 2009, municipal securities issued by local governments within the United States were assigned a negative outlook by Moody’s Investors Service.

The Company bases its investment decision on the credit characteristics of the municipal security; however, its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default.  The downgrade during 2008 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of the securities to the underlying rating of the respective security.  Of the insured municipal securities in the Company’s investment portfolio at September 30, 2009, approximately 99% were rated at A3 or above, and approximately 78% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a further loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa3” at September 30, 2009.  The average credit rating of the entire municipal bond portfolio was “Aa1” at September 30, 2009 with and without the third-party insurance.

At September 30, 2009 and December 31, 2008, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $741 million and $766 million, respectively. At September 30, 2009, approximately $247 million of these securities, or the loans backing such securities, contained guarantees by the United States Government or a government-sponsored enterprise and $20 million were comprised of Canadian non-guaranteed securities.  The average credit rating of the $494 million of non-guaranteed securities at September 30, 2009 was “Aaa,” and 92% of those securities were issued in 2004 and prior years.  The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

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

At September 30, 2009 and December 31, 2008, the Company held CMOs classified as available for sale with a fair value of $2.65 billion and $2.84 billion, respectively (in addition to the CMBS securities of $741 million and $766 million, respectively, described above). Approximately 36% and 35% of the Company’s CMO holdings were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at September 30, 2009 and December 31, 2008, respectively. In addition, at September 30, 2009 and December 31, 2008, the Company held $2.78 billion and $3.22 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans which are included with CMBS) mortgage-backed pass-through securities classified as available for sale.  The average credit rating of all of the above securities was “Aa1” at September 30, 2009, and “Aaa” at December 31, 2008.

The Company’s fixed maturity investment portfolio at September 30, 2009 and December 31, 2008 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective fair value of $230 million and $206 million, respectively (comprising approximately 0.4% and 0.3% of the Company’s total fixed maturity investments at September 30, 2009 and December 31, 2008, respectively).  The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional asset-backed securities collateralized by sub-prime mortgages at discounted prices.  The Company purchased $35 million and $47 million of such securities in the first nine months of 2009 and the year ended December 31, 2008, respectively.  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entity’s requirements for credit score but do not meet the government-sponsored entity’s guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “A3” and “Aa2” at September 30, 2009 and December 31, 2008, respectively.  Approximately $113 million of the Company’s asset-backed securities collateralized by sub-prime and alternative documentation mortgages were downgraded in the first nine months of 2009.  An additional $40 million of such securities were placed on credit watch during the first nine months of 2009.

The Company’s real estate investments include warehouses and office buildings and other commercial land and properties that are directly owned.

The Company’s other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company’s fixed maturity investments.  These asset classes have historically provided a higher return than fixed maturities.  Although these asset classes returned to postive investment income in the third quarter of 2009, returns in the first nine months of 2009 were significantly lower than in prior periods and, in the aggregate, produced negative investment income in that nine-month period, reflecting the challenging capital market conditions that have persisted in recent quarters.  At September 30, 2009 and December 31, 2008, the carrying value of the Company’s other investments was $2.90 billion and $3.04 billion, respectively.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to Reinsurance Recoverables in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	September 30, 2009	December 31, 2008
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$8,682	$9,376
Allowance for uncollectible reinsurance	(590)	(618)
Net reinsurance recoverables	8,092	8,758
Structured settlements	3,476	3,517
Mandatory pools and associations	1,771	1,957
Total reinsurance recoverables	$13,339	$14,232

The $666 million decline in net reinsurance recoverables since year-end 2008 reflected cash collections (including those related to prior year catastrophe losses), several commutation agreements and the impact of net favorable prior year reserve development.

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

General Economic Conditions.  The United States and other countries around the world have been experiencing difficult economic conditions, including from time to time, challenging capital market conditions, since 2008.  While economic conditions have recently begun to stabilize, if that trend does not continue and economic conditions continue to be weak or once again deteriorate during the remainder of 2009 and in 2010, it could adversely affect the Company’s results in future periods.  During an economic downturn, demand for the Company’s products may decrease, and credit risk associated with agents, customers, reinsurers, co-sureties, collateral and the Company’s investment portfolio may be adversely impacted.  Some economists believe that steps taken by the federal government to stabilize the economy could lead to an inflationary environment, which, in turn, could lead to an increase in the Company’s loss costs.  Such costs may also increase in an economic downturn, due to an increase in fraudulent reporting of claims, reduced maintenance of insured property or increased frequency of small claims.  In addition, although the Company currently does not anticipate needing additional capital due to the Company’s strong financial position, if significant financial market disruption were to occur in the future, it may make it difficult or more costly for the insurance industry generally, and the Company in particular, to raise additional capital, when needed, on acceptable terms or at all.  As discussed below, losses on the Company’s investment portfolio may adversely impact the Company’s shareholders’ equity and statutory surplus.  Also, as discussed below, the interest rate environment and general economic conditions could further impact the net investment income the Company is able to earn on both its fixed maturity investments and non-fixed maturity investments.

Competition.  The Company expects property casualty insurance market conditions to continue to be very competitive through the remainder of 2009 and into 2010, particularly for new business.  Some competitors are experiencing significant financial difficulties and may, in an effort to maintain their business, offer products at prices and on terms that are not consistent with the Company’s economic standards.  However, these circumstances may lead to an increase in new business opportunities for the Company as agents, brokers and customers seek to do business with high-quality carriers.  The pricing environment for new business generally has less of an impact on underwriting profitability than renewal premium changes, particularly in an environment of high retention rates, which the Company has experienced over the past several years.  In the Business Insurance and the Financial, Professional & International Insurance segments, the Company expects renewal premium changes in the remainder of 2009 and into 2010 to be flat or modestly higher.  With regard to the components comprising renewal premium changes, the potential improvement in rates during the remainder of 2009 and into 2010 in some product lines is expected to be largely offset by a decline in exposures.  In the Personal Insurance segment, the Company expects that automobile renewal premium changes will decrease slightly in the remainder of 2009 and in 2010.  For Homeowners, the Company expects renewal premium changes for the remainder of 2009 and into 2010 to remain consistent.  Net written premiums in the first nine months of 2009 have been impacted by reduced exposures largely attributable to declining economic activity in recent quarters.  If that level of economic activity persists or continues to decline, further reductions in exposures could occur, adversely impacting net written premiums in the fourth quarter of 2009 and into 2010.  These expectations for the Company’s business segments, when combined with expected modestly increased loss costs, will likely result in somewhat reduced underwriting profitability during the fourth quarter of 2009 and the early part of 2010.  In personal auto, the Company has an initiative underway to convert policyholders in certain states to a new auto product.  In connection with the conversion, some policyholders’ pricing will increase, while the pricing for other policyholders will decrease.  As a result of the potential for increased price sensitivity due to the economic downturn among those and other policyholders, the Company could experience reduced business retention that could in turn lead to reduced margins beyond what the Company currently expects.  In addition in personal auto, agents are increasingly adopting price comparison rating technologies, sometimes referred to as “comparative raters”.  This could also result in reduced revenues and reduced margins beyond what the Company currently expects.  In March 2009, the Company announced a direct to consumer initiative within Personal Insurance, intended to enhance the Company’s ability to compete successfully in the marketplace driven by consumer demand.  This initiative is expected to increase expenses and reduce underwriting profitability for a number of years as this book of business grows and matures.

Loss Cost Trends.  Loss cost trends are driven by changes in claim frequency and claim severity.  The industry has generally experienced unprecedented low levels of non-catastrophe-related claim frequency over the last several years.  This level of claim frequency may or may not continue in the near term in certain lines of business.  Further, claim frequency is expected to increase modestly for other lines of business.  The Company expects severity to increase modestly for non-catastrophe-related claims.  In the Business Insurance and Financial, Professional & International Insurance segments, the Company experienced a higher than anticipated level of large, non weather-related losses during 2008.  In the Financial, Professional & International Insurance segment, large, non weather-related losses, while consistent with the Company’s expectations for the first nine months of 2009 and at improved levels compared with the same period of 2008, have been higher in recent quarters than historical levels.  In the Personal Insurance segment, the Company experienced a higher than anticipated level of non-catastrophe weather-related losses during 2008 and the first nine months of 2009.  The level of weather-related losses incurred in the first nine months of 2009 may or may not be indicative of the level of such losses in future quarters.  The Company expects higher property loss cost trends, primarily driven by severity, to continue in the remainder of 2009 and into 2010.

Some experts expect a trend of increased frequency and severity of catastrophic Gulf and Atlantic Coast storms for the foreseeable future.  Although during the third quarter of 2009 no hurricanes made landfall in the United States, given the frequency and severity of storms in recent years and the potential for an increase in frequency and severity of storms, the Company continues to reassess its definition of, and exposure to, coastal risks.  The exposure to these risks is reflected in the pricing and terms and conditions it will offer in coastal areas.  Due in part to the increased frequency and severity of the Gulf and Atlantic Coast storms, there has been some disruption in the market for coastal wind insurance, most significantly in personal lines, as insurers, including the Company, have reduced capacity and increased prices.  The continued disruption in market conditions, along with the potential for increased frequency and severity of coastal storms, could result in a decrease in the amount of coastal wind coverage that the Company is able or willing to write.

In recent periods, the Company has recorded net favorable prior year reserve development, driven by better than expected loss experience in all of the Company’s segments for prior loss years.  If better than expected loss experience continues, the Company may record additional net favorable prior year reserve development in the remainder of 2009 and into 2010.  However, better than expected loss experience may not continue or may reverse, in which case the Company may record no favorable prior year reserve development or unfavorable prior year reserve development in future periods.  The review of prior year claim and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods.

Interest Rate Trends and the Investment Environment.  A rising interest rate environment enhances the returns available on new fixed maturity investments, thereby favorably impacting net investment income, but reduces the market value of existing fixed maturity investments and, therefore, shareholders’ equity. A decline in interest rates reduces the returns available on new investments, thereby negatively impacting net investment income, but increases the market value of existing investments and therefore, shareholders’ equity.  The Company had a net pretax unrealized gain of $3.14 billion in its total fixed maturities portfolio at September 30, 2009, compared with a net pretax unrealized loss of $294 million at December 31, 2008.  In the first nine months of 2009, yields on municipal fixed maturity securities declined, which increased the market value of the Company’s portfolio of such securities.  In addition, credit spreads narrowed on other non-municipal fixed maturity securities which also resulted in an increase in the market value of those securities.

At September 30, 2009, approximately 4% of the Company’s invested assets were comprised of equity securities, private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, venture capital investments and trading securities, which are subject to greater volatility than fixed maturity investments. General economic conditions, capital market conditions and many other factors beyond the Company’s control may affect the value of these non-fixed maturity investments and the realization of net investment income.  For example, reduced liquidity in the capital markets could adversely impact the Company’s investment portfolio, particularly investments in private equity limited partnerships, real estate partnerships and hedge funds, resulting in a decline in transaction volume in these asset classes, and as a result, lower net investment income. For the three months ended September 30, 2009, these non-fixed maturity investments collectively produced positive investment returns.  However, for the nine months ended September 30, 2009, these same investments produced negative investment income.  The Company is not able to predict future market conditions or any related impact on net investment income.

Net investment income is an important contributor to the Company’s results of operations, and the Company expects the investment environment to remain challenging through the remainder of 2009 and into 2010, particularly with respect to its non-fixed maturity investment portfolio.

In October 2009, the Company sold 50% (8.7 million shares) of the common stock it owned in Verisk Analytics, Inc. (Verisk) for total proceeds of approximately $184 million as part of the initial public offering (IPO) of Verisk.  As a result of the sale, the Company expects to record a pretax realized investment gain of approximately $159 million ($103 million after-tax) in the fourth quarter of 2009.  The Company continues to own 8.7 million shares of common stock of Verisk, 50% of which are generally not transferable until 18 months following the IPO and 50% of which are generally not transferable until 24 months following the IPO. Until the remaining shares are sold, changes in the market price of Verisk shares owned by the Company (discounted to reflect limits on liquidity) will be reflected in unrealized investment gains and losses on the Company’s balance sheet.

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

At September 30, 2009, total cash, short-term invested assets and other readily marketable securities aggregating $2.56 billion were held at the holding company.  The assets held at the holding company are sufficient to meet the holding company’s current liquidity requirements.  These liquidity requirements primarily include shareholder dividends and debt service.  The Company has a shelf registration with the Securities and Exchange Commission which permits it to issue securities from time to time.  The Company also has a $1.0 billion line of credit facility with several major banks that expires in the second quarter of 2010.  This line of credit also backs up the Company’s $800 million commercial paper program, of which $100 million was outstanding at September 30, 2009.  The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company currently utilizes letters of credit issued by major banks with an aggregate limit of approximately $494 million to provide much of the capital needed to support its operations at Lloyd’s.  If letters of credit are not available at a reasonable price or at all in the future, the Company may have to seek alternative means of supporting its operations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first nine months of 2009 and 2008 totaled $3.20 billion and $2.57 billion, respectively.  Cash flows in the first nine months of 2009 reflected declines in catastrophe loss and income tax payments, a higher level of reinsurance recoveries, a reduction in the amount of contributions to the Company’s pension plan, and lower claims and claim adjustment expense payments related to operations in runoff.  Those runoff payments in 2008 included the Company’s one-time net payment of $365 million associated with the settlement of the ACandS, Inc. matter.  These factors were partially offset by higher claims and claim adjustment expense payments related to ongoing operations and a lower level of collected net investment income compared with the first nine months of 2008.  During the first nine months of 2009 and 2008, the Company contributed $110 million and $250 million, respectively, to its pension plan.  The Company has not determined whether additional pension plan funding will be made during the remainder of 2009.

Investing Activities

Net cash flows used in investing activities in the first nine months of 2009 totaled $1.45 billion, compared with net cash flows provided by investing activities of $1 million in the same period of 2008.  Fixed maturity securities accounted for the majority of investment purchases, sales and maturities in both years.  Net cash available for use in investing activities in the first nine months of 2009 was principally provided by $3.20 billion of cash flows from operating activities, partially offset by $1.84 billion of cash used in financing activities (principally $1.75 billion for common share repurchases).  In the first nine months of 2008, substantially all of the $2.57 billion in cash provided by operating activities was deployed for financing activities, principally for $2.08 billion of common share repurchases.  The carrying value of the Company’s consolidated total investments at September 30, 2009 increased $5.39 billion from year-end 2008, primarily reflecting a $3.66 billion pretax increase in net unrealized gains on investment securities, strong operating cash flows and the issuance of debt, partially offset by common share repurchases and dividends paid to shareholders.

The Company’s management of the duration of the fixed maturity investment portfolio generally produces a duration that exceeds the estimated duration of the Company’s net insurance liabilities.  The average duration of fixed maturities and short-term securities was 3.7 (4.1 excluding short-term investments) at September 30, 2009 and 4.2 (4.6 excluding short-term investments) at December 31, 2008.  The decline in duration resulted from the impact of declining market yields on existing holdings of municipal bonds and mortgage-backed securities (which impact the assumptions related to optional pre-payments and the related estimate of effective duration for callable securities), and the purchase of shorter-term fixed maturities during the quarter ended September 30, 2009 due to the Company’s view of the risk-return tradeoffs available in the current interest rate environment.

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

Financing Activities

Net cash flows used in financing activities in the first nine months of 2009 totaled $1.84 billion, compared with $2.45 billion in the same 2008 period.  The 2009 and 2008 totals primarily reflected common share repurchases, dividends to shareholders and the repayment of debt, partially offset by the proceeds from employee stock option exercises and the issuance of debt.  Cash paid for common share repurchases totaled $1.75 billion and $2.08 billion in the first nine months of 2009 and 2008, respectively.

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

Dividends paid to shareholders totaled $518 million and $536 million in the first nine months of 2009 and 2008, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On October 22, 2009, the Company announced that it increased its regular quarterly dividend by 10% to $0.33 per share.  The increased dividend is payable December 31, 2009 to shareholders of record on December 10, 2009.

The Company’s board of directors has authorized the repurchase of the Company’s common shares.  Under the authorization, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorization does not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including market conditions, potential investment opportunities, the Company’s share price performance, corporate and regulatory requirements and catastrophe losses.  Share repurchase levels in prior periods may not be indicative of future repurchase activity.  During the three months and nine months ended September 30, 2009, the Company repurchased 20.8 million and 39.3 million shares, respectively, under its share repurchase authorization for a total cost of approximately $1.00 billion and $1.75 billion, respectively.  The average cost per share repurchased was $48.02 and $44.56, respectively.  At September 30, 2009, the Company had $2.06 billion of capacity remaining under the share repurchase authorization.  In October 2009, the Company’s board of directors authorized up to an additional $6 billion for share repurchases.

The following table summarizes the components of the Company’s capital structure at September 30, 2009 and December 31, 2008.

(in millions)	September 30, 2009	December 31, 2008
Debt:
Short-term	$373	$242
Long-term	6,165	5,938
Net unamortized fair value adjustments and debt issuance costs	(10)	1
Total debt	6,528	6,181
Preferred shareholders’ equity	81	89
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	26,422	26,130
Accumulated other changes in equity from nonowner sources	1,657	(900)
Total shareholders’ equity	28,160	25,319
Total capitalization	$34,688	$31,500

The $3.19 billion increase in total capitalization from year-end 2008 reflected an increase in unrealized appreciation on investment securities, net income in the first nine months of 2009 and the issuance of debt, partially offset by common share repurchases, dividends to shareholders and debt maturities.

The following table provides a reconciliation of total capitalization excluding net unrealized gain (loss) on investments to total capitalization presented in the foregoing table.

(dollars in millions)	September 30, 2009	December 31, 2008

Total capitalization excluding net unrealized gain (loss) on investments	$32,452	$31,644
Net unrealized gain (loss) on investments, net of taxes	2,236	(144)
Total capitalization	$34,688	$31,500

Debt-to-total capital ratio	18.8%	19.6%
Debt-to-total capital ratio excluding net unrealized gain (loss) on investments	20.1%	19.5%

The debt-to-total capital ratio excluding net unrealized gains (losses) on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized investment gains and losses, net of taxes.  Net unrealized investment gains and losses can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends.  Accordingly, in the opinion of the Company’s management, the debt-to-capital ratio calculated on this basis provides another useful metric to understand the Company’s financial leverage position.  The Company’s debt-to-total capital ratio of 20.1% at September 30, 2009 calculated on this basis approximated its targeted level.

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

Catastrophe Bond Program.  In May 2007, the Company announced the establishment of a multi-year catastrophe bond program to provide reinsurance protection for losses resulting from hurricanes and certain other catastrophes in the Northeast United States (from New Jersey to Maine). The Company may obtain reinsurance under the program by entering into one or more reinsurance agreements with Longpoint Re Ltd. (Longpoint Re), an independent Cayman Islands insurance company.  Longpoint Re successfully completed an offering to unrelated investors under the program of $500 million aggregate principal amount of catastrophe bonds on May 8, 2007.  In connection with the offering, the Company and Longpoint Re entered into a three-year reinsurance agreement providing up to $500 million of reinsurance from losses resulting from certain hurricane events in the Northeast United States.  Under the terms of the reinsurance agreement, the Company is obligated to pay annual reinsurance premiums to Longpoint Re for the reinsurance coverage.  The reinsurance agreement entered into by the Company and Longpoint Re utilizes a dual trigger that is based upon the Company’s covered losses incurred and an index that is created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by Property Claim Services, a division of Insurance Services Offices, Inc., an independent company.  The reinsurance agreement entered into with Longpoint Re as part of the catastrophe bond program meets the requirements to be accounted for as reinsurance in accordance with guidance for accounting for reinsurance contracts.  Amounts payable to the Company under the reinsurance agreement will be determined by the index-based losses, which are designed to approximate the Company’s actual losses from any covered event.  The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreement. The index-based losses attachment point and maximum limit are reset annually to maintain a probability of loss on the catastrophe bonds equal to the initial modeled probability of loss.  In accordance with the program, the index-based losses attachment point and maximum limit were reset on May 8, 2009.  For the period May 8, 2009 through May 7, 2010, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $2.327 billion.  The full coverage amount of $500 million is available on a proportional basis until index-based losses reach a maximum $3.10 billion limit.  The Company has not incurred any losses subject to the agreement since its inception.

As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers.  This risk is mitigated under the catastrophe bond program by securing the $500 million limit with a combination of assets held in a trust and a Total Return Swap with Goldman Sachs International that is guaranteed by The Goldman Sachs Group, Inc.  The value of the trust assets was estimated to be approximately $404 million at September 30, 2009.  Under the Total Return Swap, in the event that there is a realized investment loss on the trust assets, Goldman Sachs International is required to pay an amount equal to such realized investment loss for deposit into the trust.  Two of the assets of the trust failed to meet the investment guidelines of the trust and, accordingly, were sold during the first quarter 2009.  Pursuant to the Total Return Swap, upon sale of these assets, Goldman Sachs International contributed $78 million in cash to the trust.  The proceeds from the sale of these assets and the amounts contributed by Goldman Sachs International were used to buy replacement securities.

At the time the agreement was entered into with Longpoint Re, the Company evaluated the applicability of the accounting guidance that addresses variable interest entities or VIEs. Under this guidance, an entity that is formed for business purposes is considered a VIE if: (a) the equity investors lack the direct or indirect ability through voting rights or similar rights to make decisions about an entity’s activities that have a significant effect on the entity’s operations, or (b) the equity investors do not provide sufficient financial resources for the entity to support its activities.  Additionally, a company that absorbs a majority of the expected losses from a VIE’s activities or is entitled to receive a majority of the entity’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in the company’s financial statements.

As a result of the evaluation of the reinsurance agreement with Longpoint Re, the Company concluded that Longpoint Re was a VIE because the conditions described in items (a) and (b) above were present.  However, while Longpoint Re was determined to be a VIE, the Company concluded that it did not have a variable interest in Longpoint Re as the variability in Longpoint Re’s results, caused by the reinsurance agreement, is expected to be absorbed entirely by the investors in the catastrophe bonds issued by Longpoint Re and residual amounts earned by Longpoint Re, if any, are expected to be absorbed by the equity investors (the Company has neither an equity nor a residual interest in Longpoint Re).

Accordingly, the Company is not the primary beneficiary of Longpoint Re and does not consolidate Longpoint Re in the Company’s consolidated financial statements.  Additionally, because the Company has no intention to pursue any transaction that would result in it acquiring interest in, and becoming the primary beneficiary of Longpoint Re, the consolidation of Longpoint Re in the Company’s consolidated financial statements in future periods is unlikely.

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

Claims — Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Guarantee Company of Canada and Travelers Insurance Company Limited as of October 22, 2009.  The table also presents S&P’s Lloyd’s Syndicate Assessment rating for Travelers Syndicate Management — Syndicate 5000.  The table presents the position of each rating in the applicable agency’s rating scale.

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

Debt Ratings

The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries as of October 22, 2009.  The table also presents the position of each rating in the applicable agency’s rating scale.

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

Rating Agency Actions

The following rating agency actions were taken with respect to the Company from July 1, 2009 through October 22, 2009:

•                  On August 11, 2009, Standard & Poor’s revised its outlook for The Travelers Companies, Inc. and its operating insurance companies to positive from stable and affirmed the claims-paying and debt ratings of the Company with a one year time horizon for consideration of an upgrade.

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill impairments. Except as discussed below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2008.

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line. A portion of the Company’s gross claims and claim adjustment expense reserves (totaling $3.66 billion at September 30, 2009) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2009			December 31, 2008
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,369	$11,607	$17,976	$6,529	$11,809	$18,338
Property	1,152	837	1,989	1,414	858	2,272
Commercial multi-peril	1,866	1,842	3,708	1,988	1,968	3,956
Commercial automobile	2,280	1,426	3,706	2,413	1,511	3,924
Workers’ compensation	9,376	7,295	16,671	9,419	6,872	16,291
Fidelity and surety	597	1,237	1,834	677	1,081	1,758
Personal automobile	1,448	969	2,417	1,448	1,043	2,491
Homeowners and personal—other	646	772	1,418	633	800	1,433
International and other	2,050	2,081	4,131	2,140	2,043	4,183
Property-casualty	25,784	28,066	53,850	26,661	27,985	54,646
Accident and health	65	9	74	68	9	77
Claims and claim adjustment expense reserves	$25,849	$28,075	$53,924	$26,729	$27,994	$54,723

The $799 million decline in gross claims and claim adjustment expense reserves since December 31, 2008 reflected ongoing claims and claim adjustment expense activity, including losses incurred and payments, as well as favorable prior year reserve development and payments related to operations in runoff.

Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table above.  Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

Reinsurance Recoverables

The reinsurance agreement that the Company entered into with Longpoint Re as part of its catastrophe bond program is a dual trigger contract and meets the requirements to be accounted for as reinsurance in accordance with reinsurance accounting guidance.  The Company’s catastrophe bond program is described in more detail in the “Catastrophe Reinsurance Coverage” section herein.

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

For non-structured fixed maturities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, debt securities issued by foreign governments, and certain corporate debt) the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received.  The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by the Company.  The Company determines the undiscounted recovery value by allocating the estimated value of the issuer to the Company’s assessment of the priority of claims.  The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame.  Generally, that time frame for securities for which the issuer is in bankruptcy is 12 months.  For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally 24 months.  Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount.

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

For structured fixed maturity securities (primarily residential and commercial mortgage-backed securities, collateralized mortgage obligations and pass-through securities), the Company estimates the present value of the security by projecting future cash flows of the assets underlying the securitization, allocating the flows to the various tranches based on the structure of the securitization, and determining the present value of the cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows).  The Company incorporates levels of delinquencies, defaults and severities as well as credit attributes of the remaining assets in the securitization, along with other economic data, to arrive at its best estimate of the parameters applied to the assets underlying the securitization.  In order to project cash flows, the following assumptions are applied to the assets underlying the securitization: (1) voluntary prepayment rates, (2) default rates, and (3) recovery rates given a default.  The key assumptions made for the Prime, Alt-A and Sub-Prime mortgage-backed securities at September 30, 2009 were as follows:

(at September 30, 2009)	Prime	Alt-A	Sub-Prime

Prepayments	5% - 29%	3% - 10%	2% - 10%
Percentage of remaining pool liquidated due to defaults	2.2% - 49.2%	16.2% - 60.6%	30.9% - 94.0%
Loss severity	35% - 60%	60% - 65%	55% - 75%

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

The following table summarizes, for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at September 30, 2009, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$4	$12	$80	$18	$114
Other	5	—	44	18	67
Total fixed maturities	9	12	124	36	181
Equity securities	6	—	—	—	6
Total	$15	$12	$124	$36	$187

Goodwill and Other Intangible Assets Impairments

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

OTHER MATTERS

Unresolved Staff Comments

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance subsequently asked for further information, which the Company provided. Specifically, the staff asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments being considered may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at September 30, 2009 and December 31, 2008, 2007, 2006, 2005 and 2004, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and other intangible assets) at September 30, 2009 and December 31, 2008, 2007, 2006, 2005 and 2004 would not be material.  Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet at April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the Division) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC.  The Company cooperated with the Division’s requests for information.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Specifically, earnings guidance, statements about the Company’s share repurchase plans (which repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors), statements about the potential impact of the recent disruption in the investment markets and other economic conditions on the Company’s investment portfolio and underwriting results are forward looking, and the Company may make forward-looking statements about its results of operations (including, among others, premium volume, net and operating income, investment income, return on equity, expected current returns and combined ratio), and financial condition (including, among others, invested assets and liquidity); the sufficiency of the Company’s asbestos and other reserves (including, among others, asbestos claim payment patterns); the cost and availability of reinsurance coverage; catastrophe losses; investment performance; investment, economic and underwriting market conditions; and strategic initiatives.  Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.  Some of the factors that could cause actual results to differ include, but are not limited to, the following: catastrophe losses could materially and adversely affect the Company’s business; financial disruption or a prolonged economic downturn may materially and adversely affect the Company’s business; the Company’s investment portfolio may suffer reduced returns or material losses; the Company may not be able to collect all amounts due to it from reinsurers, and reinsurance coverage may not be available to the Company in the future at commercially reasonable rates or at all; the Company is exposed to credit risk in certain of its business operations; if actual claims exceed the Company’s loss reserves, or if changes in the estimated level of loss reserves are necessary, the Company’s financial results could be materially and adversely affected; the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation; the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; the effects of emerging claim and coverage issues on the Company’s business are uncertain; the intense competition that the Company faces could harm its ability to maintain or increase its business volumes and its profitability; increased competition based on price (resulting, for example, from increased price sensitivity of customers due to the economic downturn or from increased use of price comparison rating technologies by personal auto agents) could lead to reduced revenues and reduced margins; the insurance industry and the Company are the subject of a number of investigations by state and federal authorities in the United States, and the Company cannot predict the outcome of these investigations or the impact on its business practices or financial results; the Company’s businesses are heavily regulated, and changes in regulation may reduce the Company’s profitability and limit its growth; a downgrade in the Company’s claims-paying and debt ratings could adversely impact its business volumes, adversely impact its ability to access the capital markets and increase its borrowing costs; the inability of the Company’s insurance subsidiaries to pay dividends to their holding company in sufficient amounts would harm the Company’s ability to meet its obligations and to pay future shareholder dividends; disruptions to the Company’s relationships with its independent agents and brokers could adversely affect the Company; loss of or significant restriction on the use of credit scoring in the pricing and underwriting of Personal Insurance products could reduce the Company’s future profitability; the Company is subject to a number of risks associated with its business outside the United States; the Company could be adversely affected if its controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective; the Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology; some strategic initiatives, including the Company’s direct to consumer initiative in Personal Insurance, are long-term in nature and may negatively impact the Company’s loss and loss adjustment expense ratios and underwriting expense ratios as it invests and these initiatives may not be successful; if the Company experiences difficulties with technology, data security and/or outsourcing relationships, its ability to conduct its business could be negatively impacted; and acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of their properties are subject.

Asbestos- and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation, including, among others, the litigation described below.  The Company continues to be subject to aggressive asbestos-related litigation.  The conditions surrounding the final resolution of these claims and the related litigation continue to change.  The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.  For other information regarding the Company’s asbestos and environmental exposure, including the results of its annual in-depth asbestos claim review as well as its quarterly asbestos reserve review, see “Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asbestos Claims and Litigation,” “— Environmental Claims and Litigation” and “— Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

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

On June 18, 2009, the Supreme Court ruled in favor of the Company, reversing the Second Circuit’s February 15, 2008 decision, finding, among other things, that the 1986 Orders are final and generally bar the Statutory and Hawaii actions and substantially all Common Law Claims against TPC.  Further, the Supreme Court ruled that the bankruptcy court had jurisdiction to issue the Clarifying Order.  However, since the Second Circuit had not ruled on certain additional issues, principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues.  Accordingly, the settlements are not yet final. On October 21, 2009, certain of the objectors to the settlement of the Common Law Claims filed a request with the Second Circuit seeking dismissal of their appeal of the order approving the settlement.  The Second Circuit has not acted on this request and oral argument on the issues remaining to be considered on remand is scheduled for October 22, 2009.

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

The Company’s Gulf operation brought an action on May 22, 2003 in the Supreme Court of New York, County of New York (Gulf Insurance Company v. Transatlantic Reinsurance Company, et al.), against several reinsurers, later amended to include Gerling Global Reinsurance Corporation of America (Gerling), to recover amounts due under reinsurance contracts issued to Gulf and related to Gulf’s February 2003 settlement of a coverage dispute under a vehicle residual value protection insurance policy. Gerling has sought rescission of the reinsurance contracts and unspecified damages for breach of contract.  In prior years, Gulf entered into final settlement agreements with the reinsurers other than Gerling.

In November 2007, the trial court issued rulings denying Gulf’s motion for partial summary judgment against Gerling and granting Gerling’s motion for partial summary judgment on certain claims and counterclaims.  Gulf appealed the trial court’s decision to the Supreme Court of New York Appellate Division, First Department,.  On October 1, 2009, the Appellate Division issued an opinion reversing certain portions of the trial court’s summary judgment rulings, while affirming other portions of those rulings and remanded the case to the trial court.  Notwithstanding that certain of Gulf’s claims have been precluded by the Appellate Division’s opinion, Gulf continues to believe that it has a strong legal basis to collect the remaining amounts disputed under the reinsurance contracts and will continue to vigorously pursue the action.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2009	July 31, 2009	1,399	$40.38	—	$3,059,826,625
August 1, 2009	August 31, 2009	13,619,828	47.55	13,563,256	2,414,882,721
Sept. 1, 2009	Sept. 30, 2009	7,267,392	48.88	7,263,725	2,059,791,186
Total		20,888,619	$48.01	20,826,981	$2,059,791,186

The Company repurchased 61,638 shares during the three-month period ended September 30, 2009 that were not part of the publicly announced share repurchase authorization, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised.  The Company’s share repurchase authorization, which has no expiration date, was first approved and announced by the Company’s board of directors in May 2006.  In October 2009, the board of directors authorized an additional $6 billion for share repurchases.

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

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 22, 2009	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman Senior Vice President (Authorized Signatory)

Date: October 22, 2009	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

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

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 formatted in XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2009 and 2008; (ii) Consolidated Balance Sheet at September 30, 2009 and December 31, 2008; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2009 and 2008; (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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