Form 10-K
period 2009-12-31
TRAVELERS COMPANIES, INC.
filed 2010-02-18
CIK 86312

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $23,223,429,462.

As of February 11, 2010, 513,574,126 shares of the registrant's common stock (without par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2009

PART I

Item 1.    BUSINESS

        The Travelers Companies, Inc. (together with its consolidated subsidiaries, the Company) is a holding company principally engaged, through its subsidiaries, in providing a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals. The Company is incorporated as a general business corporation under the laws of the state of Minnesota and is one of the oldest insurance organizations in the United States, dating back to 1853. The principal executive offices of the Company are located at 485 Lexington Avenue, New York, New York 10017, and the telephone number is (917) 778-6000. The Company also maintains executive offices in Hartford, Connecticut, and St. Paul, Minnesota. The term "TRV" in this document refers to The Travelers Companies, Inc., the parent holding company excluding subsidiaries.

        For a summary of the Company's revenues, operating income and total assets by reportable business segments, see note 2 of notes to the Company's consolidated financial statements.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

        The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and method of distribution. Distribution methods include the use of independent agents, exclusive agents, direct marketing (including use of toll-free numbers and the internet) and/or salaried employees. According to A.M. Best, there are approximately 997 property and casualty groups in the United States, comprising approximately 2,400 property and casualty companies. Of those groups, the top 150 accounted for approximately 92% of the consolidated industry's total net written premiums in 2008. The Company competes with both foreign and domestic insurers. In addition, several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs, and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company's competitive position in the marketplace is based on many factors, including the following:

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

Pricing and Underwriting

        Pricing of the Company's property and casualty insurance products is generally developed based upon an estimation of expected losses, the expenses of producing, issuing and servicing business and managing claims, the time value of money associated with such loss and expense cash flows, and a reasonable allowance for profit. The Company has a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than premium volume or market share. The Company's insurance subsidiaries are subject to each state's laws and regulations regarding rate and policy form approvals. The applicable state laws and regulations establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory, or used to engage in unfair price competition. The Company's ability to increase rates and the relative timing of the process are dependent upon each respective state's requirements, as well as the competitive market environment.

Geographic Distribution

        The following table shows the geographic distribution of the Company's consolidated direct written premiums for the year ended December 31, 2009:

State	% of Total
New York	9.6%
California	9.3
Texas	7.5
Pennsylvania	5.1
Florida	4.3
New Jersey	4.0
Illinois	3.7
Massachusetts	3.7
Georgia	3.2
All other domestic(1)	43.2

Total domestic	93.6
International	6.4

Consolidated total	100.0%

(1)
No other single state accounted for 3.0% or more of the total direct written premiums written in 2009 by the Company's domestic operations.

Catastrophe Exposure

        The wide geographic distribution of the Company's property and casualty insurance operations exposes it to claims arising out of catastrophes. The Company continually monitors its exposure to natural and man-made peril catastrophic losses and attempts to manage such exposure. The Company uses various analyses and methods, including sophisticated computer modeling techniques, to analyze underwriting risks of business in natural catastrophe prone areas and target risk areas for conventional terrorism. The Company relies, in part, upon this analysis to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. The Company limits the writing of new property and homeowners business, and each of the Company's reportable business segments have selectively taken underwriting action on existing business in some markets. In addition, in recent years, each segment has also tightened underwriting standards, implemented price increases in some catastrophe-prone areas and put in place deductibles specific to hurricane-, wind- and hail-prone areas. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—

Catastrophe Modeling" and "—Changing Climate Conditions." The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes. See "—Reinsurance."

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

  •
  Industry-Focused Underwriting.  The following units serve targeted industries with differentiated combinations of insurance coverage, risk management, claims handling and other services:

  •
  Construction serves a broad range of construction businesses, offering guaranteed cost products for small to mid-sized policyholders and loss sensitive programs for larger accounts. For the larger accounts, the customer and the Company work together in actively managing and controlling exposure and claims, and they share risk through policy features such as deductibles or retrospective rating. Products offered include workers' compensation, general liability, umbrella and commercial auto coverages, and other risk management solutions.

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

  •
  Public Sector Services markets insurance products and services to public entities including municipalities, counties, Indian Nation gaming organizations and selected special government districts such as water and sewer utilities. The policies written by this unit typically cover property, commercial auto, general liability and errors and omissions exposures.

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

  •
  Target Risk Underwriting.  The following units serve commercial businesses requiring specialized product underwriting, claims handling and risk management services:

  •
  National Property provides traditional and customized property insurance programs to large and mid-sized customers, including office building owners, manufacturers, municipalities and schools, retailers and service businesses. These insurance programs cover losses on buildings, business personal property and business interruption exposures.

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

  •
  Boiler & Machinery serves small to large companies, offering comprehensive breakdown coverages for equipment, including property and business interruption coverages. Through the BoilerRe unit, Boiler & Machinery also serves other property and casualty carriers that do not have in-house expertise with reinsurance, underwriting, engineering, claim handling and risk management services for this type of coverage.

  •
  Global Accounts provides insurance to U.S. companies with foreign property and liability exposures (home-foreign) and foreign organizations with property and liability exposures located in the United States (reverse-flow), as part of a global program.

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

  •
  National Programs offers tailored property and casualty programs on an admitted basis for customers with common risk characteristics or coverage requirements. Programs available include those for entertainment, architects and engineers, equipment rental, golf services and owners of franchised businesses.

        Business Insurance also includes the Special Liability Group (which manages the Company's asbestos and environmental liabilities) and the assumed reinsurance and certain international and other runoff operations, which are collectively referred to as Business Insurance Other. In December 2008, the Company completed the sale of Unionamerica Holdings Limited (Unionamerica), which comprised its United Kingdom-based runoff insurance and reinsurance businesses. The sale was not material to the Company's results of operations or financial position.

Selected Market and Product Information

        The following table sets forth Business Insurance net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see "—Principal Markets and Methods of Distribution" and "—Product Lines," respectively.

(for the year ended December 31, in millions)	2009	2008	2007	% of Total 2009
By market:
Select Accounts	$2,756	$2,756	$2,711	25.3%
Commercial Accounts	2,493	2,524	2,518	22.9
National Accounts	902	996	1,056	8.3
Industry-Focused Underwriting	2,279	2,396	2,301	20.9
Target Risk Underwriting	1,568	1,593	1,665	14.4
Specialized Distribution	889	939	1,015	8.1

Total Business Insurance Core	10,887	11,204	11,266	99.9
Business Insurance Other	15	16	52	0.1

Total Business Insurance by market	$10,902	$11,220	$11,318	100.0%

By product line:
Commercial multi-peril	$2,933	$2,938	$3,066	26.9%
Workers' compensation	2,486	2,452	2,267	22.8
Commercial automobile	1,927	1,952	2,011	17.7
Property	1,727	1,860	1,990	15.8
General liability	1,829	2,011	1,943	16.8
Other	—	7	41	—

Total Business Insurance by product line	$10,902	$11,220	$11,318	100.0%

Principal Markets and Methods of Distribution

        Business Insurance distributes its products through approximately 9,600 independent agencies and brokers located throughout the United States that are serviced by approximately 120 field offices and three customer service centers. Business Insurance continues to make significant investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with independent agencies and brokers. Business Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Business Insurance considers, among other attributes, each agency's or broker's financial strength, staff experience and strategic fit with the Company's operating and marketing plans. Once an agency or broker is appointed, Business Insurance carefully monitors its performance. The majority of products offered by the Select Accounts, Commercial Accounts, Industry-Focused Underwriting and Target-Risk Underwriting groups are distributed through a common base of independent agents and brokers, many of whom also sell the Company's Personal Insurance products. Additionally, the Industry-Focused Underwriting and Target Risk Underwriting groups may underwrite business with agents that specialize in servicing the needs of certain of the industries served by these groups.

        Select Accounts is a leading provider of property and casualty insurance products to small businesses. It serves firms with generally fewer than 50 employees. Products offered by Select Accounts are guaranteed cost policies, including packaged products covering property and liability exposures.

Each small business risk is independently evaluated via an automated underwriting platform which in turn enables agents to quote, bind and issue a substantial amount of small business risks at their desktop. Risks with more complex characteristics are underwritten with the assistance of Company personnel. Select Accounts also offers its independent agents options to connect aspects of sales and service, including agency automation capabilities and service centers that function as an extension of an agency's customer service operations.

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

        National Accounts is comprised of three business units. The largest unit sells a variety of casualty products and services to large companies. National Accounts clients for the most part select loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a retrospectively rated or a guaranteed cost insurance policy. Many National Accounts customers require insurance-related services in addition to or in lieu of pure risk coverage, primarily for workers' compensation and, to a lesser extent, general liability and commercial automobile exposures. These types of services include risk management services, such as claims administration, loss control and risk management information services, and are generally offered in connection with large deductible or self-insured programs. These services generate fee income rather than net written premiums. Through a network of field offices, the Company's underwriting specialists work closely with national and regional brokers to tailor insurance programs to meet clients' needs. Workers' compensation accounted for approximately 76% of sales to National Accounts customers during 2009, based on direct written premiums and fees. National Accounts generated $186 million of fee income in 2009, excluding commercial residual market business discussed below.

        National Accounts includes the Company's Discover Re operation, which principally provides commercial auto liability, general liability, workers' compensation and property coverages on an unbundled basis using third-party administrators for insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance. It serves retail brokers and insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance.

        In addition, National Accounts includes the Company's commercial residual market business. The Company's commercial residual market business sells claims and policy management services to workers' compensation pools throughout the United States. The Company services approximately 32% of the total workers' compensation assigned risk market. The Company is one of very few servicing carriers that operate nationally. Assigned risk plan contracts, whereby the Company services other insurance carriers' involuntary business, generated $75 million in fee income in 2009.

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

        Specialized Distribution distributes admitted and excess and surplus lines property and casualty products predominantly through selected wholesale agents, both on a brokerage and managing general underwriting basis, and through selected program agents. Brokers, general agents and program agents operate in certain markets that are not typically served by the Company's appointed retail agents, or they maintain certain affinity arrangements in specialized market segments. The wholesale excess and surplus lines market, which is characterized by the absence of rate and form regulation, allows for more flexibility to write certain classes of business. In working with wholesale or program agents on a brokerage basis, Specialized Distribution underwrites the business and sets the premium level. In working with wholesale or program agents on a managing general underwriting or program manager basis, the agents produce and underwrite business subject to underwriting guidelines that have been specifically designed for each facility or program.

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

        For smaller businesses meeting pre-determined exposure characteristics and thresholds, Select Accounts utilizes an automated underwriting system that enables agents to issue a significant number of policies at their desktop.

        A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and is subject to credit risk until such reimbursement is made. At December 31, 2009, contractholder receivables and payables on unpaid losses associated with large deductible policies were each approximately $5.79 billion. Retrospectively rated policies are also used for workers' compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premium receivables from holders of retrospectively rated policies totaled approximately $491 million at December 31, 2009. Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral, trusts or surety bonds, is generally requested for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Business Insurance continually monitors the credit exposure on individual accounts and the adequacy of collateral.

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

        Property provides coverage for loss of or damage to buildings, inventory and equipment from natural disasters, including hurricanes, windstorms, earthquakes, hail, and severe winter weather. Also covered are man-made events such as theft, vandalism, fires, explosions, terrorism and financial loss due to business interruption resulting from covered property damage. For additional information on terrorism coverages, see "Reinsurance—Catastrophe Reinsurance—Terrorism Risk Insurance Acts." Property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, and ocean and inland marine, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

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

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Business Insurance segment as of January 1, 2010. For third party liability, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $18.8 million per insured, per occurrence after the Company retains an aggregate layer of expected losses. The net retained amount per risk for property exposures is generally limited to $15.0 million, after reinsurance. The Company generally retains its workers' compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Business Insurance's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2009:

State	% of Total
California	12.7%
New York	7.9
Texas	7.7
Illinois	4.6
Florida	4.5
Pennsylvania	4.3
New Jersey	3.7
Massachusetts	3.7
All others(1)	50.9

Total	100.0%

(1)
No other single state accounted for 3.0% or more of the total direct written premiums written in 2009 by the Business Insurance segment.

Competition

        The insurance industry is represented in the commercial marketplace by many insurance companies of varying size as well as other entities offering risk alternatives such as self-insured retentions or captive programs. Market competition works within the insurance regulatory framework to set the price charged for insurance products and the level of service provided. A company's success in the competitive commercial insurance landscape is largely measured by its ability to provide insurance and services, including claims handling and risk control services, at a price and on terms that are reasonable and acceptable to the customer, as well as its ability to retain existing customers and to attract new customers.

        Select Accounts business is typically written through independent agents and, to a lesser extent, regional brokers and direct writers. Both national and regional property and casualty insurance companies compete in the Select Accounts market which generally comprises lower hazard, "main street" business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on product offerings, service levels, ease of doing business and price. Select Accounts has established a strong marketing relationship with its distribution network and has provided this network with defined underwriting policies, a broad array of products, competitive prices and a highly efficient, automated platform that significantly reduces the time period between quoting a price on a policy and issuing that policy. In addition, the Company has established centralized service centers to help agents perform many service functions, in return for a fee.

        Commercial Accounts business has historically been principally written through independent agents and brokers. Competitors in this market are primarily national property and casualty insurance companies that write most classes of business using traditional products and pricing, and regional insurance companies. Companies compete based on product offerings, service levels, price and claim and loss prevention services. Efficiency through automation and rapid response time to customer needs is key to success in this market.

        The National Accounts group is comprised of three business units:

  •
  National Accounts business is typically written through national brokers and, to a lesser extent, regional brokers. Insurance companies compete in this market based on price, product offerings, claim and loss prevention services, managed care cost containment, risk management information systems and collateral requirements. National Accounts also offers a large network of localized claim service centers which allows National Accounts the flexibility to respond more quickly to the needs of its customers.

  •
  Discover Re competes with traditional providers of commercial insurance coverages, as well as other underwriters of property and casualty insurance in the alternative risk transfer market, such as risk retention groups, self-insurance plans, captives managed by others, and a variety of other risk-financing vehicles and mechanisms.

  •
  National Accounts' residual market business competes for state contracts to provide claims and policy management services. These contracts, which generally have three-year terms, are selected by state agencies through a bid process based on the quality of service and price. National Accounts services approximately 32% of the total workers' compensation assigned risk market, making the Company one of the largest servicing carriers in the industry.

        There are several other business groups in Business Insurance that compete in focused target markets. Each of these markets is different and requires unique combinations of industry knowledge, customized coverage, specialized risk control and loss handling services, and partnerships with agents and brokers that also focus on these markets. Some of these business groups compete with national carriers with similarly dedicated underwriting and marketing groups, whereas others compete with smaller regional companies. Each of these business groups has regional structures that allow them to deliver personalized service and local knowledge to their customer base. Specialized agents and brokers, including managing general agents and wholesale agents, supplement this strategy. In all of these business groups, the competitive strategy is market leadership attained through focused industry knowledge applied to insurance and risk needs.

FINANCIAL, PROFESSIONAL & INTERNATIONAL INSURANCE

        The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which primarily use credit-based underwriting processes, as well as property and casualty products that are primarily marketed on a domestic basis in the United Kingdom, Canada and the Republic of Ireland, and on an international basis through Lloyd's. The segment includes the following groups:

  •
  Bond & Financial Products provides a wide range of customers with bond and insurance products and risk management services. The range of coverages includes performance, payment and commercial surety and fidelity bonds for construction and general commercial enterprises; management liability for losses caused by the negligence or misconduct of directors and officers, employee dishonesty, employment practices liability and fiduciary coverages for public corporations, private companies and not-for-profit organizations; professional liability from errors and omissions committed in the course of professional conduct or practice for a variety of professionals including lawyers, design professionals and real estate agents; and professional and management liability, property, auto and general liability and fidelity insurance for financial institutions, with a special focus on community banks.

  •
  International includes business written through domestic operations in the United Kingdom, Canada and the Republic of Ireland and business written as a corporate member at Lloyd's. International, through its operations in the United Kingdom, Canada and the Republic of Ireland, offers specialized insurance and risk management services to several customer groups, including those in the technology, public services, and financial and professional services industry sectors. In addition, in the Republic of Ireland, the Company writes personal automobile coverage and has recently started writing personal household coverages. International, through its Lloyd's syndicate (Syndicate 5000), for which the Company provides 100% of the capital, underwrites through five principal business units—marine, global property, accident & special risks, power & utilities and aviation.

        In the second quarter of 2009, results from the Company's surety bond operation in Canada were reclassified from the Bond & Financial Products group to the International group to reflect the manner in which this operation is now managed. All prior period amounts were restated to reflect this reclassification between groups within the segment. The reclassification had no impact on previously reported results for the Financial, Professional & International Insurance segment in total.

Selected Market and Product Information

        The following table sets forth Financial, Professional & International Insurance net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see "—Principal Markets and Methods of Distribution" and "—Product Lines," respectively.

(for the year ended December 31, in millions)	2009	2008	2007	% of Total 2009
By market:
Bond & Financial Products	$2,040	$2,126	$2,123	62.1%
International	1,245	1,342	1,342	37.9

Total Financial, Professional & International Insurance by market	$3,285	$3,468	$3,465	100.0%

By product line:
Fidelity and surety	$1,000	$1,070	$1,046	30.4%
General liability	906	921	942	27.6
International	1,245	1,342	1,342	37.9
Other	134	135	135	4.1

Total Financial, Professional & International Insurance by product line	$3,285	$3,468	$3,465	100.0%

        In March 2007, the Company completed the sale of its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., which accounted for $25 million of net written premiums for the year ended December 31, 2007. The impact of this transaction was not material to the Company's results of operations or financial position.

Principal Markets and Methods of Distribution

        Within the Financial, Professional & International Insurance segment, Bond & Financial Products distributes the vast majority of its products in the United States through approximately 5,700 of the same independent agencies and brokers that distribute the Business Insurance segment's products.

These brokers and independent agencies are located throughout the United States. Bond & Financial Products, in conjunction with the Business Insurance segment, continues to make investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with its independent agencies and brokers. Bond & Financial Products builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Bond & Financial Products considers, among other attributes, each agency's or broker's profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is closely monitored. In addition, Bond & Financial Products sells its surety products through independent agents using a subsidiary in the United Kingdom.

        The International market distributes its products principally through brokers in the domestic markets of each of the three countries in which it operates, the United Kingdom, Canada and the Republic of Ireland. It also writes business at Lloyd's, where its products are distributed through Lloyd's wholesale and retail brokers. By virtue of Lloyd's worldwide licenses, Financial, Professional & International Insurance has access to international markets across the world.

Pricing and Underwriting

        Financial, Professional & International Insurance has developed underwriting and pricing methodologies that incorporate dedicated underwriting, claims, engineering, actuarial and product development disciplines. This approach is designed to maintain high quality underwriting and pricing discipline, based on an in-depth knowledge of the specific account, industry or country. Underwriters use industry and proprietary data gathered and analyzed over many years to assess and evaluate risks prior to quotation, and then use proprietary forms (for non-Lloyd's and non-surety markets) to tailor insurance coverage to insureds within target markets. This methodology enables Financial, Professional & International Insurance to streamline its risk selection process and develop pricing parameters that will preserve its underwriting integrity.

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

        International provides coverage through domestic operations in the United Kingdom, Canada and the Republic of Ireland, and through the Company's operations at Lloyd's. The coverage provided in those markets includes employers' liability (similar to workers' compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), motor (similar to automobile coverage in the United States), property, surety, marine, aviation, personal accident and kidnap & ransom. Marine provides coverage for ship hulls, cargoes carried, private yachts, marine-related liability, offshore energy and ports and terminals. Aviation provides coverage for worldwide aviation risks including physical damage and liabilities for airline, aerospace, general aviation, aviation war and space risks. Personal accident provides financial protection in the event of death or disablement due to accidental bodily injury, while kidnap & ransom provides financial protection against kidnap, hijack, illegal detention and extortion. While the covered hazards may be similar to those in the U.S. market, the different legal environments can make the product risks and coverage terms potentially very different from those in the United States.

        Other coverages include Property, Workers' Compensation, Commercial Automobile and Commercial Multi-Peril, which are described in more detail in the "Business Insurance" section of this narrative.

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Financial, Professional & International Insurance segment as of January 1, 2010. In the U.S. operations for third party liability, including but not limited to umbrella liability, professional liability, directors' and officers' liability, and employment practices liability, Financial, Professional & International Insurance generally limits net retentions, through the use of reinsurance, up to $15.3 million per policy after the Company retains an aggregate layer of expected losses. For surety protection, where insured limits are often significant, the Company generally retains up to $55.0 million probable maximum loss (PML) per principal but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. In the International operations, per-risk retentions are usually limited to $16 million. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Financial, Professional & International's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2009:

State	% of Total
California	5.9%
New York	5.3
Texas	4.5
Florida	3.3
Illinois	3.1
All other domestic(1)	38.5

Total domestic	60.6
Total international	39.4

Total	100.0%

(1)
No other single state within the United States accounted for 3.0% or more of the total direct written premiums written in 2009 by the domestic operations of the Financial, Professional & International Insurance segment.

Competition

        The competitive landscape in which Bond & Financial Products operates is affected by many of the same factors described previously for the Business Insurance segment. Competitors in this market are primarily national property and casualty insurance companies that write most classes of business using traditional products and pricing and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments.

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

        At Lloyd's, International competes with other syndicates operating in the Lloyd's market as well as international and domestic insurers in the various markets where the Lloyd's operation writes business worldwide. Lloyd's syndicates are increasingly capitalized by corporate capital, much of which is provided by large international insurance enterprises. Competition is again based on price, product and service. The Company focuses on lines it believes it can underwrite effectively and profitably with an emphasis on short-tail insurance lines. The Company underwrites through five principal business units at Lloyd's: marine, global property, accident & special risks, power & utilities and aviation.

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

Selected Product and Distribution Channel Information

        The following table sets forth net written premiums for the Personal Insurance segment's business by product line for the periods indicated. For a description of the product lines referred to in the following table, see "—Product Lines." In addition, see "—Principal Markets and Methods of Distribution" for a discussion of distribution channels for Personal Insurance's product lines.

(for the year ended December 31, in millions)	2009	2008	2007	% of Total 2009
By product line:
Automobile	$3,629	$3,660	$3,628	50.8%
Homeowners and Other	3,520	3,335	3,207	49.2

Total Personal Insurance	$7,149	$6,995	$6,835	100.0%

        In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company, and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc. These subsidiaries primarily offered nonstandard automobile coverage and accounted for $49 million of net written premiums in the year ended December 31, 2007. The sale was not material to the Company's results of operations or financial position.

Principal Markets and Methods of Distribution

        Personal Insurance products are distributed primarily through approximately 11,500 independent agents located throughout the United States, supported by personnel in 16 marketing regions and six service centers. In selecting new independent agencies to distribute its products, Personal Insurance considers, among other attributes, each agency's profitability, financial stability, staff experience and strategic fit with Personal Insurance's operating and marketing plans. Once an agency is appointed, Personal Insurance carefully monitors its performance. While the principal markets for Personal Insurance's insurance products are in states along the East Coast, in the South and Texas, Personal Insurance continues to expand its geographic presence across the United States.

        Personal Insurance uses a consistent operating model that provides technological alternatives to independent agents to maximize their ease of doing business. Personal Insurance independent agents quote and issue approximately 94% of Personal Insurance's new business policies directly from their agencies by leveraging either their own agency management system or using Personal Insurance's proprietary quote and issuance systems which allow agents to rate, quote and issue policies on line. All of these quote and issue platforms interface with Personal Insurance's underwriting and rating systems, which monitor transactions for compliance with Personal Insurance's underwriting and pricing programs. Business processed by agents on these platforms is subject to consultative review by Personal Insurance's in-house underwriters.

        Personal Insurance continues to develop functionality to provide its agents with a comprehensive array of online service capabilities packaged together in an agency service portal, including customer service, marketing and claim functionality. Agencies can also choose to shift the ongoing service responsibility for Personal Insurance's customers to one of the Company's four Customer Care Centers, where the Company provides, on behalf of an agency, a comprehensive array of direct customer service needs, including response to billing and coverage inquiries, and policy changes. Approximately 1,540 agents take advantage of this service alternative.

        Personal Insurance also markets through additional distribution channels, including sponsoring organizations such as employers and consumer associations, and direct marketing. Personal Insurance handles the sales and service for these programs either through a sponsoring independent agent or through two of the Company's call center locations. A number of well-known corporations make the Company's product offerings available to their employees primarily through a payroll deduction payment process. The Company has significant relationships with the majority of the American Automobile Association (AAA) clubs in the United States and other affinity groups that make available Personal Insurance's product offerings to their members. In addition, since 1995, the Company has had a marketing agreement with GEICO to underwrite homeowners business for their auto customers. This agreement has added profitable business and helped to geographically diversify the homeowners line of business. In 2009, the Company announced that it had launched a new distribution channel marketing insurance directly to consumers. The investment in the direct to consumer initiative generated modest growth in premium volume for Personal Insurance in 2009, which was consistent with the Company's expectations. In addition, the direct to consumer initiative, while intended to enhance the Company's long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this business grows and matures.

Pricing and Underwriting

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

        Independent agents either utilize one of the Company's automated quote and issue systems or they submit applications to the Company's service centers for underwriting review, quote, and issuance. Automated transactions are edited by the Company's systems and issued if they conform to established guidelines. Exceptions are reviewed by underwriters in the Company's business centers. Audits are conducted by an internal peer review team across all of the Company's independent agency generated business on a systematic sampling basis. Each agent is assigned to a specific employee or team of employees responsible for working with the agent on business plan development, marketing, and overall growth and profitability. The Company uses agency level management information to analyze and understand results and to identify issues and opportunities.

        The Personal Insurance products sold through additional marketing channels utilize the same issuance systems discussed previously, and any exceptions are also underwritten by the Company's employees. Business derived through these channels is marketed by external personnel, who work with Company management on business plan development, marketing and overall growth and profitability. Channel-specific production and claim information is used to analyze results and identify problems and opportunities.

Product Lines

        The primary coverages in Personal Insurance are personal automobile and homeowners insurance sold to individuals. Personal Insurance had approximately 7.5 million active policies (e.g., policies-in-force) at December 31, 2009.

        Personal Automobile provides coverage for liability to others for both bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

        Homeowners and Other provides protection against losses to dwellings and contents from a wide variety of perils (excluding flooding) as well as coverage for personal liability. The Company writes homeowners insurance for dwellings, condominiums and rental property contents. The Company also writes coverage for personal watercraft, personal articles such as jewelry, and umbrella liability protection.

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Personal Insurance segment as of January 1, 2010. Personal Insurance retains the first $10.0 million of umbrella policies and purchases facultative reinsurance for limits over $10.0 million. For personal property insurance, there is a $7.0 million maximum retention per risk. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Personal Insurance's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2009:

State	% of Total
New York	14.6%
Texas	8.8
Pennsylvania	7.6
California	5.6
New Jersey	5.5
Massachusetts	4.8
Connecticut	4.6
Georgia	4.6
Virginia	4.4
Florida	4.3
Maryland	3.5
South Carolina	3.0
All others(1)	28.7

Total	100.0%

(1)
No other single state accounted for 3.0% or more of the total direct written premiums written in 2009 by the Personal Insurance segment.

Competition

        Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, Personal Insurance also faces competition from local and regional companies. Personal Insurance primarily competes based on service, ease of doing business, price, perceived stability of the insurer and name recognition. Personal Insurance competes for business within each independent agency since these agencies also offer policies of competing companies. At the agency level, competition is primarily based on the level of service, including claims handling, the level of automation and the development of long-term relationships with individual agents, as well as on price. In recent years, many independent personal insurance agents have begun to utilize price comparison rating technology, sometimes referred to as "comparative raters," as a cost-efficient means of obtaining quotes from multiple companies. Comparative raters also tend to put additional focus on price over other competitive criteria. Personal Insurance also competes with insurance companies that use exclusive agents or salaried employees to sell their products, as well as those that employ direct marketing strategies, including the use of toll-free numbers and the internet. In addition to its traditional independent agency distribution, Personal Insurance has broadened its distribution of products by marketing to sponsoring organizations, including employee and affinity groups, through joint marketing arrangements with other insurers and direct marketing. Personal Insurance believes that its continued focus on underwriting and pricing segmentation, claim settlement effectiveness strategies and expense management practices enable Personal Insurance to price its products competitively in all of its distribution channels.

CLAIMS MANAGEMENT

        The Company's claim functions are managed through its Claims Services operation, with locations in the United States and in the specific countries where it does business. With more than 13,000 employees, Claims Services employs a diverse group of professionals, including claim adjusters, appraisers, attorneys, investigators, engineers, accountants, system specialists and training, management and support personnel. Approved external service providers, such as independent adjusters and appraisers, investigators and attorneys, are available for use as appropriate.

        U.S. field claim management teams located in 27 claim centers and 60 satellite and specialty-only offices in 46 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Business Insurance, Financial, Professional & International Insurance, and Personal Insurance segments. Claim teams with specialized skills, resources, and workflows are matched to the unique exposures of those businesses with local claims management dedicated to achieving optimal results within each segment. The Company's home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. This structure permits the Company to maintain the economies of scale of a larger, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International is generally provided locally by staff in the respective international location due to local knowledge of applicable laws and regulations, although it is also managed by the Company's U.S. Claims Services organization to leverage that knowledge base and to share best practices.

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

        Claims Services uses advanced technology, management information, and data analysis to assist the Company in reviewing its claim practices and results to evaluate and improve its claims management performance. The Company's claims management strategy is focused on segmentation of claims and appropriate technical specialization to drive effective claim resolution. The Company continually monitors its investment in claim resources to maintain an effective focus on claim outcomes and a disciplined approach to continual improvement. In 2007, the Company opened a state-of-the-art claims training facility, offering hands-on experiential learning to help ensure that its claim professionals are properly trained. In recent years, the Company has invested significant additional resources in many of its claim handling operations and routinely monitors the effect of its investments to ensure a consistent optimization among outcomes, cost and service.

        In recent years, Claims Services refined its catastrophe response strategy to increase the Company's ability to respond to a significant catastrophic event using its own personnel, enabling it to minimize reliance on independent adjustors and appraisers. The Company has developed a large dedicated catastrophe response team and trained a large Enterprise Response Team of existing employees who can be deployed on short notice in the event of a catastrophe that generates claim volume exceeding the capacity of the dedicated catastrophe response team. In 2008, these internal resources were successfully deployed to respond to a record number of catastrophe claims, including those resulting from Hurricanes Ike, Gustav and Dolly.

        The Company continues to develop effective claim solutions that provide superior customer service. One example of this is the Company's auto claim service that features three Company-owned auto repair facilities and selected independently-owned auto repair facilities with Company appraisers on site to complete an estimate, handle all rental arrangements and monitor the repair process from start to finish. By managing the claims in this way, the Company can help ensure prompt, quality results and create a differentiated, superior claim experience for customers.

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

Catastrophe Reinsurance

        Catastrophes can be caused by various natural events including, among others, hurricanes, earthquakes, windstorms, hail, wildfires, severe winter weather, floods and volcanic eruptions. Catastrophes can also be man-made, such as a terrorist attack (including those involving nuclear, biological, chemical or radiological events) or a consequence of political instability. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those areas that are heavily populated. The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes. In addition to the coverage provided under this treaty, the Company also utilizes a catastrophe bond program, as well as a Northeast catastrophe reinsurance treaty, to protect against certain losses resulting from catastrophes in the Northeastern United States.

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

        Catastrophe Bond Program.    In May 2007, the Company announced the establishment of a multi-year catastrophe bond program to provide reinsurance protection for losses resulting from hurricanes and certain other catastrophes. The Company obtained reinsurance under the program by entering into a reinsurance agreement with Longpoint Re Ltd. (Longpoint Re), an independent Cayman Islands insurance company. Longpoint Re successfully completed an offering to unrelated investors under the program of $500 million aggregate principal amount of catastrophe bonds on May 8, 2007. In connection with the offering, the Company and Longpoint Re entered into a three-year reinsurance agreement providing up to $500 million of reinsurance from losses resulting from certain hurricane events in the Northeast United States. The agreement expires in May 2010.

        On December 18, 2009, Longpoint Re II, Ltd. (Longpoint Re II), a newly formed independent Cayman Islands insurance company, successfully completed an offering to unrelated investors of $500 million aggregate principal amount of catastrophe bonds. In connection with the offering, the Company and Longpoint Re II entered into two reinsurance agreements (covering a three-year and four-year period, respectively), each providing up to $250 million of reinsurance from losses resulting from certain hurricane events in the northeastern United States.

        Under the terms of these reinsurance agreements, the Company is obligated to pay annual reinsurance premiums to Longpoint Re and Longpoint Re II for the reinsurance coverage. The reinsurance agreements entered into by the Company with Longpoint Re and Longpoint Re II utilize a dual trigger that is based upon the Company's covered losses incurred and an index that is created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by Property Claim Services, a division of Insurance Services Offices, Inc. (owned by Verisk Analytics, Inc.). The reinsurance agreements entered into with Longpoint Re and Longpoint Re II as part of the catastrophe bond program meet the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. Amounts payable to the Company under the reinsurance agreements will be determined by the index-based losses, which are designed to approximate the Company's actual losses from any covered event. The amount of actual losses and index losses from any covered event may differ. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreements.

        The index-based losses attachment point and maximum limit are reset annually to maintain modeled probabilities of attachment and expected loss on the respective catastrophe bonds equal to the initial modeled probabilities of attachment and expected loss. In accordance with the Longpoint Re program, the index-based losses attachment point and maximum limit were reset on May 8, 2009. For the period May 8, 2009 through May 7, 2010, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $2.327 billion. The full coverage amount of

$500 million is available on a proportional basis until index-based losses reach a maximum $3.10 billion limit. With regard to the Longpoint Re II program, the two reinsurance agreements entered into on December 18, 2009 provide protection for covered events occurring before or on December 18, 2012 and December 18, 2013, respectively. The Company will be entitled to begin recovering amounts under the two reinsurance agreements if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $2.250 billion. The full $250 million coverage amount of each agreement is available on a proportional basis until index-based losses reach a maximum $2.850 billion limit. The Company has not incurred any losses subject to either the Longpoint Re or Longpoint Re II agreements since their inception.

        As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers. With regard to Longpoint Re, this credit risk is mitigated by securing the $500 million limit with a combination of assets held in a trust and a Total Return Swap with Goldman Sachs International that is guaranteed by The Goldman Sachs Group, Inc. The value of the trust assets was estimated to be approximately $407 million at December 31, 2009. Under the Total Return Swap, in the event that there is a realized investment loss on the trust assets, Goldman Sachs International is required to pay an amount equal to such realized investment loss for deposit into the trust. Two of the assets of the trust held at December 31, 2008 failed to meet the investment guidelines of the trust and, accordingly, were sold during the first quarter 2009. Pursuant to the Total Return Swap, upon sale of these assets, Goldman Sachs International contributed $78 million in cash to the trust. The proceeds from the sale of these assets and the amounts contributed by Goldman Sachs International were used to buy replacement securities. With regard to Longpoint Re II, the credit risk is mitigated by two reinsurance trust accounts, one for each agreement. Each reinsurance trust account has been funded by Longpoint Re II with money market funds that invest solely in direct government obligations backed by the U.S. government with maturities of no more than 13 months. The money market funds must have a principal stability rating of at least AAAm by Standard & Poor's. Other permissible investments include repurchase and reverse repurchase agreements collateralized by direct government obligations backed by the U.S. government with terms of no more than 397 calendar days, and cash.

        At the time the agreements were entered into with Longpoint Re and Longpoint Re II, the Company evaluated the applicability of the accounting guidance that addresses variable interest entities or VIEs. Under this guidance, an entity that is formed for business purposes is considered a VIE if: (a) the equity investors lack the direct or indirect ability through voting rights or similar rights to make decisions about an entity's activities that have a significant effect on the entity's operations, or (b) the equity investors do not provide sufficient financial resources for the entity to support its activities. Additionally, a company that absorbs a majority of the expected losses from a VIE's activities or is entitled to receive a majority of the entity's expected residual returns, or both, is considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in the company's financial statements.

        As a result of the evaluation of the reinsurance agreements with Longpoint Re and Longpoint Re II, the Company concluded that both were VIEs because the conditions described in items (a) and (b) above were present. However, while both entities were determined to be VIEs, the Company concluded that it did not have a variable interest in either entity, as the variability in both entities' results, caused by the reinsurance agreements, is expected to be absorbed entirely by the investors in the catastrophe bonds issued by the two entities and residual amounts earned by the two entities, if any, are expected to be absorbed by the equity investors (the Company has neither an equity nor a residual interest in Longpoint Re or Longpoint Re II).

        Accordingly, the Company is not the primary beneficiary of Longpoint Re or Longpoint Re II and does not consolidate either entity in the Company's consolidated financial statements. Additionally, because the Company has no intention to pursue any transaction that would result in it acquiring interest in and becoming the primary beneficiary of Longpoint Re or Longpoint Re II, the consolidation of either entity in the Company's consolidated financial statements in future periods is unlikely.

        Northeast Catastrophe Reinsurance Treaty.    In addition to its General Catastrophe treaty and its multi-year catastrophe bond program, the Company also is party to a Northeast General Catastrophe treaty which provides up to $500 million of coverage, subject to a $2.25 billion retention, for losses arising from hurricanes, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2009 through June 30, 2010. Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico may be used to satisfy the retention. Recoveries under the catastrophe bond programs (if any) would be first applied to reduce losses subject to this treaty.

        Terrorism Risk Insurance Acts.    On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was enacted into Federal law and established the Terrorism Risk Insurance Program (the Program), a Federal program in the Department of the Treasury, that provided for a system of shared public and private compensation for certain insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. The Program was scheduled to terminate on December 31, 2005. In December 2005, the Terrorism Risk Insurance Extension Act of 2005 (the Terrorism Extension Act) was enacted into Federal law, reauthorizing the Program through December 31, 2007, while reducing the Federal role under the Program. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was enacted into Federal law, extending coverage to include domestic acts of terrorism and reauthorizing the Program through 2014. The three acts are hereinafter collectively referred to as "the Acts."

        In order for a loss to be covered under the Program (subject losses), the loss must meet certain aggregate industry loss minimums and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury. The annual aggregate industry loss minimum is $100 million through 2014. The original Program excluded from participation certain of the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, and reinsurance. The Terrorism Extension Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers'), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the Acts. The Acts generally require that all commercial property and casualty insurers licensed in the United States participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for 85% of subject losses, after an insurer deductible, subject to an annual cap. The Federal reimbursement percentage is 85% through 2014.

        The deductible for any calendar year is equal to 20% of the insurer's direct earned premiums for covered lines for the preceding calendar year. The Company's estimated deductible under the Program is $2.14 billion for 2010. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the Program for additional covered terrorism losses for that program year. The Company has had no terrorism-related losses since the Program was established. Because the Acts are relatively new and their interpretation is untested, there is substantial uncertainty as to how they will be applied to specific circumstances. It is also possible that future legislative action could change the Acts. Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company's own reinsurance program, future losses from acts of terrorism, particularly "unconventional" acts of terrorism involving nuclear, biological, chemical or radiological events, could be material to the Company's operating results, financial position and/or liquidity in future periods. While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, there can be no assurance that the Company would have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving so-called weapons of mass destruction, including nuclear, biological, chemical or radiological means.

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

Discounting

        The claims and claim adjustment expense reserves for most long-term disability payments under workers' compensation insurance and workers' compensation excess insurance, which totaled $2.16 billion and $2.25 billion at December 31, 2009 and 2008, respectively, were discounted to the present value of estimated future payments using a rate of 5% at both December 31, 2009 and 2008.

Claims and Claim Adjustment Expense Development Table

        The table that follows sets forth the year-end reserves from 1999 through 2009 and the subsequent changes in those reserves, presented on a historical basis. The original estimates, cumulative amounts paid and re-estimated reserves in the table for the years 1999 through 2003 have not been restated to reflect the acquisition of The St. Paul Companies, Inc. (SPC) in 2004. The table includes SPC reserves beginning at December 31, 2004.

        In addition, the original estimates, cumulative amounts paid and re-estimated reserves in the table for the years 1999 to 2000 have not been restated to reflect the acquisition of Northland and Commercial Guaranty Casualty. Beginning in 2001, the table includes the reserve activity of Northland and Commercial Guaranty Casualty. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The data in the table is not accident year data, but rather a display of 1999 to 2009 year-end reserves and the subsequent changes in those reserves.

        For instance, the "cumulative deficiency (redundancy)" shown in the table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 1999 included $4 million for a loss that is finally paid in 2005 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 1999 to 2004 shown in the accompanying table.

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

        Other factors that affect the data in the table include the discounting of certain reserves (as discussed above) and the use of retrospectively rated insurance policies. For example, reserves for long-term disability payments under workers' compensation insurance and workers' compensation excess insurance (tabular reserves) are discounted to reflect the time value of money. Apparent deficiencies will continue to occur as the discount on these workers' compensation reserves is accreted at the appropriate interest rates. Also, a portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. For this business, increases in loss experience result in an increase in reserves and an offsetting increase in amounts recoverable from insureds. Likewise, decreases in loss experience result in a decrease in reserves and an offsetting decrease in amounts recoverable from these insureds. The amounts recoverable on these retrospectively rated policies mitigate the impact of the cumulative deficiencies or redundancies on the Company's earnings but are not reflected in the table.

        Because of these and other factors, it is difficult to develop a meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the table.

(at December 31, in millions)	1999	2000	2001(a)	2002(a)	2003(a)	2004(a)(b)(c)	2005(a)(b)(c)	2006(a)(b)(c)	2007(a)(b)(c)	2008(a)(b)(c)	2009(a)(b)(c)
Reserves for claims and claim adjustment expense originally estimated	$19,983	$19,435	$20,197	$23,268	$24,055	$41,446	$42,895	$42,844	$43,098	$41,312	$40,941
Cumulative amounts paid as of
One year later	4,082	4,374	5,018	5,170	4,651	8,871	8,632	7,417	8,146	7,519
Two years later	6,957	7,517	8,745	8,319	8,686	14,666	13,837	13,181	12,798
Three years later	9,324	10,218	11,149	11,312	11,541	18,733	18,466	16,545
Four years later	11,493	12,000	13,402	13,548	13,708	22,514	21,025
Five years later	12,911	13,603	15,115	15,229	15,574	24,572
Six years later	14,172	14,958	16,473	16,836	16,624
Seven years later	15,301	16,063	17,877	17,738
Eight years later	16,206	17,283	18,662
Nine years later	17,194	17,945
Ten years later	17,799
Reserves re-estimated as of
One year later	19,736	19,394	23,228	23,658	24,222	41,706	42,466	42,172	41,373	39,863
Two years later	19,600	22,233	24,083	24,592	25,272	42,565	42,311	40,837	39,925
Three years later	22,302	22,778	25,062	25,553	26,042	42,940	41,692	39,739
Four years later	22,612	23,871	25,953	26,288	26,501	43,148	40,855
Five years later	23,591	24,872	26,670	26,731	26,803	42,655
Six years later	24,559	25,521	27,179	27,055	26,619
Seven years later	25,114	26,039	27,556	27,022
Eight years later	25,664	26,364	27,580
Nine years later	25,917	26,380
Ten years later	26,013
Cumulative deficiency (redundancy)(a)(b)	6,030	6,945	7,383	3,754	2,564	1,209	(2,040)	(3,105)	(3,173)	(1,449)
Gross liability—end of year	$28,854	$28,312	$30,617	$33,628	$34,474	$58,984	$61,007	$59,202	$57,619	$54,646	$53,054
Reinsurance recoverables	8,871	8,877	10,420	10,360	10,419	17,538	18,112	16,358	14,521	13,334	12,113

Net liability—end of year	$19,983	$19,435	$20,197	$23,268	$24,055	$41,446	$42,895	$42,844	$43,098	$41,312	$40,941

Gross re-estimated liability—latest	$36,106	$37,297	$40,061	$38,843	$37,592	$60,347	$58,906	$55,478	$54,140	$52,888
Re-estimated reinsurance recoverables—latest	10,093	10,917	12,481	11,821	10,973	17,692	18,051	15,739	14,215	13,025

Net re-estimated liability—latest	$26,013	$26,380	$27,580	$27,022	$26,619	$42,655	$40,855	$39,739	$39,925	$39,863

Gross cumulative deficiency (redundancy)	$7,252	$8,985	$9,444	$5,215	$3,118	$1,363	$(2,101)	$(3,724)	$(3,479)	$(1,758)

        Included in the cumulative deficiency (redundancy) by year is the following impact of unfavorable prior year reserve development related to asbestos and environmental claims and claim adjustment expenses, in millions:

Asbestos	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Gross	$5,968	$5,781	$5,503	$1,843	$1,818	$1,285	$451	$254	$255	$185
Net	$4,450	$4,400	$4,216	$1,271	$1,247	$1,242	$411	$255	$255	$185
Environmental	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Gross	$986	$911	$856	$702	$643	$477	$460	$352	$170	$85
Net	$934	$870	$827	$677	$618	$490	$460	$340	$155	$70

(a)
Includes reserves of the subsidiaries of Jupiter Holdings, Inc. and its subsidiaries and Commercial Guaranty Lloyds Insurance Company, which were acquired from Citigroup on October 1, 2001. Also includes reserves of Commercial Guaranty Casualty Insurance Company, which was contributed to TPC by Citigroup on October 3, 2001. At December 31, 2001, these gross reserves were $867 million, and net reserves were $633 million.

(b)
For years prior to 2004, excludes SPC reserves, which were acquired on April 1, 2004. Accordingly, the reserve development (net reserves for claims and claim adjustment expense re-estimated as of subsequent years less net reserves recorded at the end of the year, as originally estimated) for years prior to 2004 relates only to losses recorded by TPC and does not include reserve development recorded by SPC. For 2004 and subsequent years, includes SPC reserves and subsequent development recorded by SPC. At December 31, 2004, SPC gross reserves were $23,274 million, and net reserves were $15,959 million.

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

Reserves on Statutory Accounting Basis

        At December 31, 2009, 2008 and 2007, claims and claim adjustment expense reserves (net of reinsurance) shown in the preceding table, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves), were $18 million higher, $5 million higher and $30 million higher, respectively, than those reported in the Company's respective annual reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves). The differences between GAAP and statutory reserves are primarily due to the differences in GAAP and statutory accounting for two items, (1) fees associated with billing of required reimbursements under large deductible business, and (2) the accounting for retroactive reinsurance. For large deductible business, the Company pays the deductible portion of a casualty insurance claim and then seeks reimbursement from the insured, plus a fee. This fee is reported as fee income for GAAP reporting, but as an offset to claim expenses paid for statutory reporting. Retroactive reinsurance balances result from reinsurance placed to cover losses on insured events occurring prior to the inception of a reinsurance contract. For GAAP reporting, retroactive reinsurance balances are included in reinsurance recoverables and result in lower net reserve amounts. Statutory accounting practices require retroactive reinsurance balances to be recorded in other liabilities as contra-liabilities rather than in loss reserves.

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

        Effective January 1, 2009, Seaboard Surety Company was merged into Travelers C&S Company of America. Prior to that merger, Seaboard Surety Company was 90% reinsured by The Travelers Indemnity Company, a member of the Travelers Reinsurance Pool.

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

Claims—Paying Ratings

        The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Guarantee Company of Canada and Travelers Insurance Company Limited as of February 18, 2010. The table also presents S&P's Lloyd's Syndicate Assessment rating for Travelers Syndicate Management—Syndicate 5000. The table presents the position of each rating in the applicable agency's rating scale.

	A.M. Best	Moody's	S&P	Fitch
Travelers Reinsurance Pool(a)(b)	A+ (2nd of 16)	Aa2 (3rd of 21)	AA- (4th of 21)	AA (3rd of 21)
Travelers C&S Co. of America	A+ (2nd of 16)	Aa2 (3rd of 21)	AA- (4th of 21)	AA (3rd of 21)
First Floridian Auto and Home Ins. Co.	A- (4th of 16)	—	—	AA (3rd of 21)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA (3rd of 21)
The Premier Insurance Company of Massachusetts	A (3rd of 16)	—	—	—
Travelers C&S Co. of Europe, Ltd.	A+ (2nd of 16)	Aa2 (3rd of 21)	AA- (4th of 21)	—
Travelers Guarantee Company of Canada	A+ (2nd of 16)	—	—	—
Travelers Insurance Company Limited	A (3rd of 16)	—	—	—
Travelers Syndicate Management Limited—Syndicate 5000	—	—	3- (9th of 15)	—

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

Debt Ratings

        The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries as of February 18, 2010. The table also presents the position of each rating in the applicable agency's rating scale.

	A.M. Best	Moody's	S&P	Fitch
Senior debt	a- (7th of 22)	A2 (6th of 21)	A- (7th of 22)	A (6th of 19)
Subordinated debt	bbb+ (8th of 22)	A3 (7th of 21)	BBB+ (8th of 22)	A- (7th of 19)
Junior subordinated debt	bbb (9th of 22)	A3 (7th of 21)	BBB (9th of 22)	BBB+ (8th of 19)
Trust preferred securities	bbb (9th of 22)	A3 (7th of 21)	BBB (9th of 22)	BBB+ (8th of 19)
Preferred stock	bbb (9th of 22)	Baa1 (8th of 21)	BBB (9th of 22)	—
Commercial paper	AMB-1 (2nd of 6)	P-1 (1st of 3)	A-2 (3rd of 10)	F-1 (2nd of 7)

Rating Agency Actions

        The following rating agency actions were taken with respect to the Company in 2009 and through February 18, 2010:

  •
  On February 13, 2009, Fitch affirmed all ratings for the Company. The outlook remained stable.

  •
  On May 15, 2009, A.M. Best affirmed the financial strength ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America and Travelers C&S Co. of Europe, Ltd. The outlook for the financial strength ratings is stable. Additionally, for The Travelers Companies, Inc., A.M. Best revised the outlook for the debt ratings to positive from stable and affirmed the debt ratings. A.M. Best also upgraded the financial strength ratings of Travelers Guarantee Company of Canada from "A" to "A+." The outlook for that rating is stable. In addition, A.M. Best affirmed the financial strength ratings of The Premier Insurance Company of Massachusetts, First Trenton Indemnity Company and First Floridian Auto and Home Ins. Co. The outlook for these ratings is stable.

  •
  On August 11, 2009, Standard & Poor's revised its outlook to positive from stable for The Travelers Companies, Inc. and its operating insurance companies and affirmed the claims-paying and debt ratings of the Company with a one year time horizon for consideration of an upgrade.

  •
  On October 28, 2009, A.M. Best affirmed the financial strength rating of "A" and the issuer credit rating of "A+" for Travelers Insurance Company Limited. The outlook for both ratings is stable.

  •
  On November 12, 2009, Standard & Poor's affirmed the insurer financial strength rating of "3-" for Travelers Syndicate Management Limited—Syndicate 5000. The outlook is stable.

  •
  On December 29, 2009, Fitch revised its guidelines for rating preferred stock and hybrid securities issued by companies in all industry sectors, including insurers. On January 29, 2010, upon implementing its revised guidelines, Fitch took action to downgrade the ratings of over 200 such securities in the insurance sector, including the Company's junior subordinated debt and trust preferred securities. The ratings of the Company's securities were downgraded to "BBB+" from "A-."

        Recently, Moody's also issued revised guidelines for rating insurance hybrid securities and subordinated debt. Application of these guidelines by Moody's, which is expected to occur in 2010, could result in reduced equity credit and/or ratings downgrades of the Company's hybrid securities and subordinated debt.

INVESTMENT OPERATIONS

        The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government bonds, tax-exempt U.S. municipal bonds, and taxable corporate bonds and mortgage-backed securities. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's insurance and debt obligations. The Company's management of the duration of the fixed income investment portfolio generally produces a duration that modestly exceeds the estimated duration of the Company's net insurance liabilities.

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

        The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, real estate partnerships, hedge funds, mortgage loans and trading securities. These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

        See note 3 of notes to the Company's consolidated financial statements for additional information regarding the Company's investment portfolio.

REGULATION

U.S. State and Federal Regulation

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

        Rate and Rule Approvals.    TRV's insurance subsidiaries are subject to each state's laws and regulations regarding rate and rule approvals. The applicable laws and regulations are used by states to establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory or used to engage in unfair price competition. An insurer's ability to increase rates and the relative timing of the process are dependent upon each respective state's requirements.

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

        Assessments may include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities. Examples of such mechanisms include, but are not limited to, the Florida Hurricane Catastrophe Fund, Florida Citizens Property Insurance Corporation, Louisiana Citizens Property Insurance Corporation, and the Texas Windstorm Insurance Association. Amounts payable or paid as a result of arrangements that are in substance reinsurance, including certain involuntary pools where insurers are required to assume premiums and losses from those pools, are accounted for as reinsurance (e.g., National Workers Compensation Reinsurance Pool, North Carolina Beach Plan). Amounts related to assessments from arrangements that are not reinsurance are reported as a component of "General and Administrative Expenses." For additional information concerning assessments for guaranty funds and second-injury funds and other mandatory pooling and reinsurance agreements including state-funding mechanisms, see Item 1A—"Risk Factors."

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

        Based on preliminary 2009 IRIS ratios calculated by the Company, Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries. Discover Property & Casualty Company and Fidelity and Guaranty Insurance Company each had results outside the normal range for one IRIS ratio due to greater than typical intercompany receivables and payables at December 31, 2009, which are not offset due to statutory accounting guidance. First Trenton Indemnity Company had results outside the normal range for one IRIS ratio, due to unfavorable loss development for recent accident years in the private passenger auto liability line of business in 2009 and the auto line of business in 2008. In 2008, The Travelers Indemnity Company and The Standard Fire Insurance Company had results outside the normal range on one IRIS ratio, due to the amount of dividends received from their respective subsidiaries. Travelers Casualty and Surety Company of America had results outside the normal range for one IRIS ratio due to reduced dividends paid to its parent company in 2008. First Trenton Indemnity Company had results outside the normal range for two IRIS ratios due to increased dividends paid to its parent company in 2008. Travelers Auto Insurance Co. of New Jersey had results outside the normal range for one IRIS ratio due to the receipt of a capital contribution from its parent company. Several additional companies had results outside the normal range for one IRIS ratio in both 2009 and 2008 due to increased direct written premiums in these companies.

        Management does not anticipate regulatory action as a result of the 2009 IRIS ratio results. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

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

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2009, all of TRV's insurance subsidiaries had total adjusted capital in excess of the RBC requirement.

        Investment Regulation.    Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications. At December 31, 2009, the Company was in compliance with these laws and regulations.

        Agent and Broker Compensation.    As part of industry-wide investigations that commenced in 2004, the Company received subpoenas and written requests for information from a number of regulators. The areas of inquiry addressed to the Company included the method by which brokers and agents were compensated. The Company cooperated with these subpoenas and requests for information. The Company also entered into agreements with several of these regulators to resolve issues related to broker and agent compensation. As a result of these agreements, the Company has discontinued paying contingent commissions in the United States on a number of insurance businesses, including excess casualty and umbrella, personal insurance, boiler and machinery, financial guaranty, fidelity and burglary & theft. The Company has developed alternative compensation arrangements for these lines of business that compensate brokers and agents in a manner that differentiates for business performance and is consistent with all applicable laws. Beginning January 1, 2007, the Company has offered an optional fixed commission program in the U.S. for most commercial insurance lines.

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

        Two of TRV's insurance subsidiaries and its operations at Lloyd's are domiciled in the United Kingdom. Insurers in the United Kingdom are subject to change of control restrictions in the Financial Services and Markets Act of 2000 including approval of the Financial Services Authority. Some of TRV's other insurance subsidiaries are domiciled in, or authorized to conduct insurance business in, Canada. Authorized insurers in Canada are subject to change of control restrictions in Section 407 of the Insurance Companies Act, including approval of the Office of the Superintendent of Financial Institutions.

        These requirements may deter, delay or prevent transactions affecting the control of or the ownership of common stock, including transactions that could be advantageous to TRV's shareholders.

ENTERPRISE RISK MANAGEMENT

        As a large property and casualty insurance enterprise, the Company is exposed to many risks. These risks are a function of the environments within which the Company operates. Since certain risks can be correlated with other risks, an event or a series of events can impact multiple areas of the Company simultaneously and have a material effect on the Company's results of operations, financial position or liquidity. These exposures require an entity-wide view of risk and an understanding of the potential impact on all aspects of the Company. It also requires the Company to manage its risk-taking to be within its risk appetite in a prudent and balanced effort to create and preserve value for all of the Company's stakeholders. This approach to Company-wide risk evaluation and management is commonly called Enterprise Risk Management (ERM). ERM activities involve both the identification and assessment of a broad range of risks and the execution of synchronized strategies to effectively manage such risks.

        ERM at the Company is an integral part of business operations. All risk owners across all functions, all corporate leaders and the Board of Directors are engaged in ERM. ERM involves risk-based analytics, as well as reporting and feedback throughout the enterprise in support of the Company's long-term financial strategies and objectives.

        The Company uses various analyses and methods, including sophisticated computer modeling techniques, to analyze catastrophic events and the risks associated with them. These analyses and methods are used in making underwriting and reinsurance decisions and are designed to aid in the management of the Company's exposure to catastrophic events. In addition to catastrophe modeling and analysis, the Company also models and analyzes its exposure to other extreme events. Terrorism provides a unique type of exposure, as discussed further in "Item 1A—Risk Factors." These activities are an integral component of the Company's ERM process and further support the Company's long-term financial strategy and objectives.

        In addition to the day-to-day ERM activities within the Company's business units, other key internal risk management functions include the Management Committee (comprised of the Company's Chief Executive Officer and the other most senior members of management), the Risk Committee of management, the Credit Committee, the Chief Compliance Officer, the Business Conduct Officer, the Corporate Actuarial group, the Corporate Audit group, the Accounting Policy group, the Enterprise Underwriting group and many others. A senior executive oversees the ERM process at a corporate level. The mission of this executive is to facilitate risk assessment and to collaborate in implementing effective risk management strategies throughout the Company. Another strategic ERM objective of this executive includes working across the Company to enhance effective and realistic risk modeling capabilities as part of the Company's overall effort to understand and manage its portfolio of risks to be within its risk appetite. Board oversight of ERM is provided by the Risk Committee, which reviews the strategies, processes and controls pertaining to the Company's insurance operations and oversees the implementation, execution and performance of the Company's enterprise risk management program.

        The Company's ERM efforts build upon the foundation of an effective internal control environment. ERM expands the internal control objectives of effective and efficient operations, reliable financial reporting and compliance with applicable laws and regulations, to fostering, leading and supporting an integrated, risk-based culture within the Company that focuses on value creation and preservation. However, the Company can provide only reasonable, not absolute, assurance that these objectives will be met. Further, the design of any risk management or control system must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. As a result, the possibility of material financial loss remains in spite of the Company's significant ERM efforts. An investor should carefully consider the risks and all of the other information set forth in this annual report, including the discussions included in "Item 1A—Risk Factors," "Item 7A—Quantitative and Qualitative Disclosures About Market Risk," and "Item 8—Financial Statements and Supplementary Data."

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

Employees

        At December 31, 2009, the Company had approximately 32,000 employees. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements.

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

Book value per share	Total common shareholders' equity divided by the number of common shares outstanding.

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

Debt-to-capital	The ratio of debt to the sum of shareholders' equity and debt excluding the after-tax impact of net unrealized investment gains and losses.
Deductible	The amount of loss that an insured retains.
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

Fair Access to Insurance Requirements (FAIR) Plan

A residual market mechanism which provides property insurance to those unable to obtain such insurance through the regular (voluntary) market. FAIR plans are set up on a state-by-state basis to cover only those risks in that state. For more information, see "residual market (involuntary business)"

Fidelity and surety programs

Fidelity insurance coverage protects an insured for loss due to embezzlement or misappropriation of funds by an employee. Surety is a three-party agreement in which the insurer agrees to pay a second party or make complete an obligation in response to the default, acts or omissions of an insured.

GAAP combined ratio

The sum of the loss and LAE ratio, the underwriting expense ratio and, where applicable, the ratio of dividends to policyholders to net premiums earned. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

GAAP combined ratio excluding incremental impact of direct to consumer initiative	The GAAP combined ratio adjusted to exclude the direct, variable impact of the Company's direct-to-consumer initiative in the Personal Insurance segment.
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

        Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.    Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including, among others, hurricanes, earthquakes, windstorms, hail, wildfires, severe winter weather, floods and volcanic eruptions. Catastrophes can also be man-made, such as a terrorist attack (including those involving nuclear, biological, chemical or radiological events) or a consequence of political instability. The geographic distribution of our business subjects us to catastrophe exposures, which include, but are not limited to: hurricanes from Maine through Texas; tornadoes throughout the Central and Southeast United States; earthquakes in California, the New Madrid region and the Pacific Northwest region of the United States and Canada; wildfires, particularly in the Southwest; floods in the United Kingdom and Ireland; and terrorism in major cities in the United States.

        The incidence and severity of catastrophes are inherently unpredictable. Some scientists believe that in recent years changing climate conditions have added to the unpredictability and frequency of natural disasters (including, but not limited to, hurricanes, tornadoes, other storms and fires) in certain parts of the world and created additional uncertainty as to future trends and exposures. For example, in recent years hurricane activity has impacted areas further inland than previously experienced, thus expanding our overall hurricane exposure. It is possible that both the frequency and severity of natural and man-made catastrophic events could increase. The catastrophe modeling tools that we use, or that we rely on from outside parties, to help manage certain of our catastrophe exposures are based on assumptions and judgments that are subject to error and mis-estimation and may produce estimates that are materially different than actual results. Our expansion into new geographical areas as well as any changes in climate conditions could cause our data to be more limited and our catastrophe models to be even less predictive, thus limiting our ability to effectively evaluate and manage such exposures. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions."

        The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. States have from time to time passed legislation, and regulators have taken action, that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets. Participation in residual market mechanisms has resulted in, and may continue to result in, significant losses or assessments to insurers, including us, and, in certain states, those losses or assessments may not be commensurate with our direct catastrophe exposure in those states. If our competitors leave those states having residual market mechanisms, remaining insurers, including us, may be subject to significant increases in losses or assessments following a catastrophe. In addition, following catastrophes, there are sometimes legislative initiatives and court decisions which seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies. Also, our ability to increase pricing to the extent necessary to offset rising costs of catastrophes, particularly in the Personal Insurance segment, requires approval of regulatory authorities of certain states. Our ability or our willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment, changes in the general economic climate and/or social responsibilities. We also may choose to write business in catastrophe-prone areas that we might not otherwise write for strategic purposes, such as improving our access to other underwriting activities.

        There are also risks that impact the estimation of ultimate costs for catastrophes. For example, the estimation of reserves related to hurricanes can be affected by the inability to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage; business interruption costs; and reinsurance collectability. The timing of a catastrophe's occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge and additional information becomes available.

        Exposure to catastrophe losses or actual losses following a catastrophe could adversely affect our financial strength and claims-paying ratings and could impair our ability to raise capital on acceptable terms or at all. Also, as a result of our exposure to catastrophe losses or actual losses following a catastrophe, rating agencies may further increase capital requirements, which may require us to raise capital to maintain our ratings or adversely affect our ratings. A ratings downgrade could hurt our ability to compete effectively or attract new business. In addition, catastrophic events could cause us to exhaust our available reinsurance limits and could adversely impact the cost and availability of reinsurance. Such events can also impact the credit of our reinsurers. For a discussion of our catastrophe reinsurance coverage, see "Item 1—Business—Reinsurance—Catastrophe Reinsurance." Catastrophic events could also adversely impact the credit of the issuers of securities, such as states or municipalities, in whom we have invested.

        Although the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the "Act") provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations. Under this law, once our losses exceed 20% of our commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us for 85% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. In addition, because this law is relatively new and its interpretation is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. It is also possible that future legislative action could change the Act.

        Because of the risks set forth above, catastrophes such as those caused by various natural events or man-made events such as a terrorist attack including "unconventional" acts of terrorism involving nuclear, biological, chemical or radiological events, could materially and adversely affect our results of operations, financial position and/or liquidity. While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, there can be no assurance that the Company would have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving so-called weapons of mass destruction, including nuclear, biological, chemical or radiological means.

        During or following a period of financial market disruption or prolonged economic downturn, our business could be materially and adversely affected.    In 2008 and 2009, worldwide financial markets experienced significant disruptions and the United States and many other economies experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. For example, the beginning of 2009 witnessed the steepest decline in gross domestic product in the United States since 1982, and unemployment, commercial bankruptcies and bank failures increased to levels not seen in decades. While economic conditions have recently improved, and U.S. gross domestic product experienced growth in the latter part of 2009, that trend may not continue and the U.S. economy may enter into a "double dip" recession. Even if growth continues, it may be at a slow rate for an extended period of time and other economic conditions, such as the residential and commercial real estate environment and employment rates, may continue to be weak. In addition, some economists believe that steps taken by the federal government to stabilize financial markets and improve economic conditions could lead to an inflationary environment. Furthermore, financial markets, while somewhat less volatile than in early 2009, may again experience significant disruption.

        If economic conditions remain weak or deteriorate, or if financial markets experience significant disruption, it could materially adversely affect our results of operations, financial position and/or liquidity. Many of the risk factors that follow identify risks that result from, or are exacerbated by, a prolonged economic slowdown or financial disruption. These include risks discussed below related to our investment portfolio, reinsurance arrangements, other credit exposures, our estimates of claims and claim adjustment expense reserves, emerging claim and coverage issues, the competitive environment, regulatory developments and the impact of rating agency actions. You should also refer to "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation", particularly the "Outlook" section.

        Many of these risks could materialize, and our financial results could be negatively impacted, even after the end of an economic downturn or financial disruption. During or following a prolonged economic downturn, lower levels of economic activity could reduce exposure changes at renewal. They also could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written, particularly in our business units within Business Insurance, which could adversely impact our written premiums. In addition, because earned premiums lag written premiums, our results can be adversely affected after general economic conditions have improved. In our investment portfolio, we hold a substantial amount of municipal securities and the issuers of many of these securities depend on tax revenues to make payments. Because tax revenues (and thus the creditworthiness of municipal issuers) typically decline for a period of time when economic conditions worsen, our portfolio may be significantly and negatively impacted even after general economic conditions begin to improve. In addition, an inflationary environment (which may follow government efforts to stabilize the economy) may, as we discuss below, adversely impact our loss costs and could adversely impact the valuation of our investment portfolio. Finally, as a result of the financial market disruptions in 2008 and 2009, we may face increased regulation in 2010 or after, which is also discussed further below.

        Our investment portfolio may suffer reduced returns or material losses.    Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 94% of the carrying value of our investment portfolio as of December 31, 2009. Changes in interest rates (inclusive of credit spreads) affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments, thereby negatively impacting our net investment income, while rising interest rates reduce the market value of existing fixed maturity investments. During an economic downturn, fixed maturity and short-term investments could be subject to higher risk of default. The value of our fixed maturity and short-term investments is subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer's payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses.

        We invest a portion of our assets in equity securities, private equity limited partnerships, hedge funds, and real estate partnerships, all of which are subject to greater volatility in their investment returns than fixed maturity investments. General economic conditions, changes in applicable tax laws and many other factors beyond our control can adversely affect the value of our non-fixed maturity investments and the realization of net investment income, and/or result in realized investment losses, as well as the level of returns available from such investments in the future. As a result of these factors, we may realize reduced returns on these investments, we may incur losses on sales of these investments and we may be required to write down the value of these investments, which could reduce our net investment income and result in realized investment losses.

        Our investment portfolio is also subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of the investment portfolio that is carried at fair value as reflected in our financial statements is not reflective of prices at which actual transactions could occur.

        Our fixed maturity investment portfolio is invested, in substantial part, in obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). Notwithstanding the relatively low historical rates of default on many of these obligations, during or following an economic downturn, our municipal bond portfolio could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue. The prolonged economic downturn that began in 2008 has resulted in many states and local governments operating under deficits or projected deficits. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of our municipal bond portfolio. In addition, some issuers may be unwilling to increase tax rates, or to reduce spending, to fund maturing municipal bonds. Our portfolio has also benefited from tax exemptions and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Federal and/or state tax legislation could be enacted in connection with deficit reduction or various types of fundamental tax reform that would lessen or eliminate some or all of the tax advantages currently benefiting us and could adversely affect the value of our investment portfolio.

        Our investment portfolio includes residential mortgage-backed securities, collateralized mortgage obligations, pass-through securities, and asset-backed securities collateralized by sub-prime mortgages; commercial mortgage-backed securities; and wholly-owned real estate, real estate partnerships and mortgage loans, all of which could be adversely impacted by further declines in real estate valuations and/or financial market disruption.

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

        The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures; adverse changes in loss cost trends, including inflationary pressures in medical costs and auto and home repair costs; economic conditions including general inflation; legal trends and legislative changes; and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). As discussed above, some economists believe that steps taken by the federal government to stabilize the economy could lead to an inflationary environment, which could in turn, lead to an increase in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered "long tail", such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business. The estimation of loss reserves may also be more difficult during times of adverse economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims.

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

        Because of the uncertainties set forth above, additional liabilities resulting from one insured event, or an accumulation of insured events, may exceed the current related reserves. In addition, our estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could materially and adversely affect our results of operations and/or our financial position.

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

        Asbestos Claims.    We believe that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders. While we have experienced a decrease in new asbestos claims over the past several years, we continue to receive a significant number of asbestos claims from our policyholders (which includes others seeking coverage under a policy), including claims against our policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the focus by plaintiffs on previously peripheral defendants. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years. In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including us. The bankruptcy of many traditional defendants has also caused increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on previously peripheral defendants, contributes to the claims and claim adjustment expense payments we have experienced. Our asbestos-related claims and claim adjustment expense experience also has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.

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

        In addition to claims against policyholders, proceedings have been launched directly against insurers, including us, by individuals challenging insurers' conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries. We anticipate the filing of other direct actions against insurers, including us, in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. We believe we have meritorious defenses to these claims and have received favorable rulings in certain jurisdictions.

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

        Asbestos and Environmental Claims.    Uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies we have issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with our previous assessment of these claims, the number and outcome of direct actions against us, future developments pertaining to our ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.

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

  •
  the assertion of "public nuisance" or similar theories of liability, pursuant to which plaintiffs seek to recover monies spent to administer public health care programs; abate hazards to public health and safety and/or recover damages purportedly attributable to a "public nuisance";

  •
  medical developments that link health issues to particular causes, resulting in liability claims; and

  •
  claims relating to potentially changing climate conditions.

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

        The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability.    The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive for the foreseeable future. We compete with both domestic and foreign insurers, a number of which have experienced financial difficulties in recent periods. Competitors that are experiencing financial difficulties may offer products at prices and on terms that are not consistent with our economic standards in an effort to maintain or increase their business. The property and casualty insurance industry has historically been cyclical, with periods characterized by intense price competition and less restrictive underwriting standards followed by periods of higher premium rates and more selective underwriting standards. The competitive environment in which we operate could also be impacted by current general economic conditions, which could reduce the volume of business available to us, as well as to our competitors. In addition, the competitive environment could be impacted by changes in customer preferences, including customer demand for direct distribution channels. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Outlook."

        In recent years, many independent personal insurance agents have begun to utilize price comparison rating technology, sometimes referred to as "comparative raters," as a cost-efficient means of obtaining quotes from multiple companies. Comparative raters also tend to put additional focus on price over other competitive criteria. Additionally, there is potential for similar technology to be used to access comparative rates for small commercial business.

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

  •
  ability to provide our products and services in a cost effective manner;

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

        Many reinsurance companies and life insurance companies have been negatively impacted by financial markets disruption and the economic downturn in 2008 and 2009. A number of these companies, including certain of those with which we conduct business, were downgraded by various rating agencies during this time period.

        The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity. The availability of reinsurance capacity can be impacted by general economic conditions and conditions in the reinsurance market, such as the occurrence of significant reinsured events. The availability and cost of reinsurance could affect our business volume and profitability.

        Because of the risks set forth above, we may not be able to collect all amounts due to us from reinsurers, and reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all, and/or life insurance companies may fail to make required annuity payments, and thus our results of operations and financial position could be materially and adversely affected.

        We are exposed to credit risk in certain of our business operations.    In addition to exposure to credit risk related to our investment portfolio and reinsurance recoverables (discussed above), we are exposed to credit risk in several other areas of our business operations, including credit risk relating to policyholders, independent agents and brokers.

        We are exposed to credit risk in our surety insurance operations, where we guarantee to a third party that our customer will satisfy certain performance obligations (e.g., a construction contract) or certain financial obligations. If our customer defaults, we may suffer losses and be unable to be reimbursed by our customer. In addition, it is customary practice in the surety business for multiple insurers to participate as co-sureties on large surety bonds. Under these arrangements, the co-surety obligations are typically joint and several, in which case we are also exposed to credit risk with respect to our co-sureties.

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

        Our efforts to mitigate the credit risk that we have to our insureds may not be successful. To mitigate such credit risk, we require certain insureds to post collateral, which often is in the form of pledged securities, such as money market funds, or letters of credit provided by banks. In cases where we receive pledged securities and the insureds are unable to honor their obligations, we may be exposed to credit risk on the securities pledged and/or the risk that our access to that collateral may be stayed during an insured's bankruptcy. In cases where we receive letters of credit from banks and the insureds are unable to honor their obligations, we are exposed to the credit risk of the banks that issued the letters of credit.

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

        To a large degree, the credit risk we face is a function of the economy; accordingly, we face a greater risk in an economic downturn. While we attempt to manage the risks discussed above through underwriting and investment guidelines, collateral requirements and other oversight mechanisms, our efforts may not be successful. For example, collateral obtained may subsequently have little or no value. As a result, our exposure to the above credit risks could materially and adversely affect our results of operations and financial position.

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

        In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the National Association of Insurance Commissioners (NAIC) and state insurance regulators continually reexamine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. In a time of financial uncertainty or a prolonged economic downturn, regulators may choose to adopt more restrictive insurance laws and regulations. For example, insurance regulators may choose to restrict the ability of insurance subsidiaries to make payments to their parent companies or reject rate increases due to the economic environment.

        Although the U. S. federal government does not currently directly regulate the insurance business, there have been proposals from time to time, and especially after the financial crisis in 2008 and 2009, to impose federal regulation on the insurance industry, to establish a federal office of insurance or to allow an optional federal charter for insurance companies, similar to the option available to most banks. Some legislative proposals currently being considered could, if enacted, give one or more federal regulators supervisory authority over a number of financial services companies, including insurance companies, viewed as systemically important. This authority could include the ability to impose prudential regulation and/or market conduct regulation. Such proposals or other additional federal regulation, if adopted and applicable to us, could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation.

        Even if we are not subject to regulation by the federal government, significant financial sector regulatory reform could have a significant impact on us. For example, regulatory reform could have an unexpected impact on our rights as a creditor or on our competitive position. Further, a number of legislative proposals may impose assessments on property and casualty insurance companies and related entities to pay for the resolution of other financial institutions (such as banks) that have become insolvent. Such costs could be material to us and difficult for us to estimate. Other potential changes in federal legislation, regulation and/or administrative policies, including the potential repeal of the McCarran-Ferguson Act and potential changes in federal taxation, could also significantly harm the insurance industry, including us.

        State or federal insurance laws or regulations that are adopted or amended may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs of compliance and thus could materially and adversely affect our results of operations and limit our growth.

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

        Disruptions to our relationships with our independent agents and brokers could adversely affect us.    We market our insurance products primarily through independent agents and brokers. An important part of our business is written through less than a dozen such intermediaries. Loss of all or a substantial portion of the business provided through such agents and brokers could materially and adversely affect our future business volume and results of operations. We may also seek to develop new product distribution channels, including our current efforts to establish a direct-to-consumer platform in the Personal Insurance segment. Our efforts with respect to these alternate distribution channels could adversely impact our business relationship with independent agents and brokers who currently market our products, resulting in a lower volume of business generated from these sources.

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

        Our efforts to develop new products or expand in targeted markets may not be successful and may create enhanced risks.

        A number of our recent and planned business initiatives involve developing new products or expanding existing products in targeted markets. This includes the following efforts, from time to time, to protect or grow market share:

  •
  We may develop products that insure risks we have not previously insured or contain new coverage or coverage terms.

  •
  We may refine our underwriting processes. For example, in certain of our businesses in recent years, we have substantially increased the volume of business that flows through our automated underwriting and pricing systems.

  •
  We may seek to expand distribution channels, such as our efforts to develop a direct-to-consumer platform in Personal Insurance.

  •
  We may focus on geographic markets within or outside of the United States where we have had relatively little or no market share.

        We may not be successful in introducing new products or expanding in targeted markets and, even if we are successful, these efforts may create enhanced risks. Among other risks:

  •
  Demand for new products or in new markets may not meet our expectations.

  •
  To the extent we are able to market new products or expand in new markets, our risk exposures may change, and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of our expectations.

  •
  Models underlying automated underwriting and pricing decisions may not be effective.

  •
  Efforts to develop new products or markets have the potential to create or increase distribution channel conflict, such as described above under "—Disruptions to our relationships with our independent agents and brokers could adversely affect us."

  •
  In connection with the conversion of existing policyholders to a new product, some policyholders' pricing may increase, while the pricing for other policyholders may decrease, the net impact of which could negatively impact retention and margins.

  •
  To develop new products or markets, we may need to make substantial capital and operating expenditures, which may also negatively impact results in the near term.

        If our efforts to develop new products or expand in targeted markets are not successful, our results could be materially and adversely affected.

        Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology.    We depend in large part on our technology systems for conducting business and processing claims, and thus our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost and resource efficient manner. Some system development projects are long-term in nature, may negatively impact our expense ratios as we invest in the projects and may cost more than we expect to complete. In addition, system development projects may not deliver the benefits we expect once they are complete, or may be replaced or become obsolete more quickly than expected, which could result in accelerated recognition of expenses. If we do not effectively and efficiently manage and upgrade our technology portfolio, or if the costs of doing so are higher than we expect, our ability to provide competitive services to new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.

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

        We outsource certain technology and business process functions to third parties and may do so increasingly in the future. If we do not effectively develop, implement and monitor our outsourcing strategy, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third party providers outside of the United States might be impacted by cultural differences, political instability, unanticipated regulatory requirements or policies inside or outside of the United States. As a result, our ability to conduct our business might be adversely affected.

        Acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences.    From time to time we may investigate and pursue acquisition opportunities if we believe that such opportunities are consistent with our long-term objectives and that the potential rewards of an acquisition exceed the risks. The process of integrating an acquired company or business can be complex and costly, however, and may create unforeseen operating difficulties and expenditures. For example, acquisitions may present significant risks, including:

  •
  the potential disruption of our ongoing business;

  •
  the ineffective integration of underwriting, claims handling and actuarial practices;

  •
  the uncertainty of an acquiree's reserve estimates;

  •
  the diversion of management time and resources to acquisition integration challenges;

  •
  the loss of key employees;

  •
  the cultural challenges associated with integrating employees; and

  •
  the impact of an acquisition on our financial position and/or credit ratings.

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

        We are subject to a number of risks associated with our business outside the United States.    We conduct business outside the United States primarily in the United Kingdom, Canada and Ireland. We have also started to explore opportunities in other countries, including in emerging markets such as India, China and Brazil. While our business outside of the United States currently constitutes a relatively small portion of our revenues, in conducting such business we are subject to a number of significant risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, exchange controls, ownership limits and other restrictive governmental actions, which could have an adverse effect on our business and our reputation. In addition, some countries, particularly emerging economies, have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of the local laws. Failure to comply with local laws in a particular market could have a significant and negative effect not only on our business in that market but also on our reputation generally.

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

        Our businesses may be adversely affected if we are unable to hire and retain qualified employees.    There is significant competition from within the property and casualty insurance industry and from businesses outside the industry for qualified employees, especially in key positions. Our performance is largely dependent on the talents, efforts and proper conduct of highly-skilled individuals; therefore, our continued ability to compete effectively in our businesses and to expand into new business areas depends on our ability to attract new employees and to retain and motivate our existing employees. If we are not able to successfully attract, retain and motivate our employees, our business, financial results and reputation could be materially and adversely affected.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance subsequently asked for further information, which the Company provided. Specifically, the staff asked for information concerning the Company's adjustments to certain of SPC's insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC's reserves for periods prior to the merger of SPC and TPC. After reviewing the staff's questions and comments and discussions with the Company's independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments may not be recorded as charges in the Company's consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders' equity at December 31, 2004 and at the end of each succeeding calendar year through December 31, 2009, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders' equity (adjusted for the effects of deferred taxes associated with goodwill and other intangible assets) at each date would not be material. Increases to goodwill and deferred tax liabilities would be reflected on the Company's balance sheet at April 1, 2004, either due to purchase accounting or adjustment of SPC's reserves prior to the merger of SPC and TPC. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the Division) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC. The Company cooperated with the Division's requests for information.

Item 2.    PROPERTIES

        The Company leases its principal executive offices in New York, New York, as well as 209 field and claim offices totaling approximately 5.4 million square feet throughout the United States under leases or subleases with third parties. The Company also leases offices in the United Kingdom, Canada and the Republic of Ireland that house operations (primarily for the Financial, Professional & International Insurance segment) in those locations. The Company owns six buildings in Hartford, Connecticut. The Company currently occupies approximately 1.8 million square feet of office space in these buildings. The Company also owns office buildings located at 385 Washington Street and 130 West Sixth Street, St. Paul, Minnesota. These buildings are adjacent to one another and consist of approximately 1.1 million square feet of gross floor space. The Company also owns other real property, including office buildings in Denver, Colorado and Fall River, Massachusetts, as well as a data center located in Norcross, Georgia.

        The Company owns a building in London, England, which houses a portion of its Financial, Professional & International Insurance segment's operations in the United Kingdom.

        The Company, through its subsidiaries, owns an investment portfolio of income-producing properties and real estate funds. Included in this portfolio are four office buildings in which the Company holds a 50% ownership interest located in New York, New York, which collectively accounted for approximately 11% of the carrying value of the property portfolio at December 31, 2009.

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

Asbestos- and Environmental-Related Proceedings

        In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation, including, among others, the litigation described below. The Company continues to be subject to aggressive asbestos-related litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. For other information regarding the Company's asbestos and environmental exposure, including the results of its annual in-depth asbestos claim review as well as its quarterly asbestos reserve review, see "Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation," "—Environmental Claims and Litigation" and "—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves."

        Asbestos Direct Action Litigation—In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against TPC and other insurers (not including SPC) in state court in West Virginia. These and other cases subsequently filed in West Virginia were consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia. The plaintiffs allege that the insurer defendants engaged in unfair trade practices in violation of state statutes by inappropriately handling and settling asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers. Similar lawsuits alleging inappropriate handling and settling of asbestos claims were filed in Massachusetts and Hawaii state courts. These suits are collectively referred to as the Statutory and Hawaii Actions.

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

        In November 2003, the parties reached a settlement of the Statutory and Hawaii Actions. This settlement includes a lump-sum payment of up to $412 million by TPC, subject to a number of significant contingencies. In May 2004, the parties reached a settlement resolving substantially all pending and similar future Common Law Claims against TPC. This settlement requires a payment of up to $90 million by TPC, subject to a number of significant contingencies. Among the contingencies for each of these settlements is a final order of the bankruptcy court clarifying that all of these claims, and similar future asbestos-related claims against TPC, are barred by prior orders entered by the bankruptcy court ("the 1986 Orders").

        On August 17, 2004, the bankruptcy court entered an order approving the settlements and clarifying that the 1986 Orders barred the pending Statutory and Hawaii Actions and substantially all Common Law Claims pending against TPC ("the Clarifying Order"). The Clarifying Order also applies to similar direct action claims that may be filed in the future.

        On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the Clarifying Order while vacating that portion of the order that required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court.

        Various parties appealed the district court's March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit. On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court's approval of the Clarifying Order. On February 29, 2008, TPC and certain other parties to the appeals filed petitions for rehearing and/or rehearing en banc, requesting reinstatement of the district court's judgment, which were denied. TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit's decision, and on December 12, 2008, the Petitions were granted.

        On June 18, 2009, the Supreme Court ruled in favor of the Company, reversing the Second Circuit's February 15, 2008 decision, finding, among other things, that the 1986 Orders are final and generally bar the Statutory and Hawaii actions and substantially all Common Law Claims against TPC. Further, the Supreme Court ruled that the bankruptcy court had jurisdiction to issue the Clarifying Order. However, since the Second Circuit had not ruled on certain additional issues, principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues. Accordingly, the settlements are not yet final. On October 21, 2009, all but one of the objectors to the Clarifying Order requested that the Second Circuit dismiss their appeal of the order approving the settlement, and that request was granted. Oral argument on the issues remaining to be considered on remand took place on October 22, 2009. The parties await a decision from the Second Circuit.

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

Other Proceedings

        Reinsurance Litigation—From time to time, the Company is involved in proceedings addressing disputes with its reinsurers regarding the collection of amounts due under the Company's reinsurance agreements. These proceedings may be initiated by the Company or the reinsurers and may involve the terms of the reinsurance agreements, the coverage of particular claims, exclusions under the agreements, as well as counterclaims for rescission of the agreements. One of these disputes is the action described in the following paragraphs.

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

        In November 2007, the trial court issued rulings denying Gulf's motion for partial summary judgment against Gerling and granting Gerling's motion for partial summary judgment on certain claims and counterclaims. Gulf appealed the trial court's decision to the Supreme Court of New York Appellate Division, First Department. On October 1, 2009, the Appellate Division issued an opinion reversing certain portions of the trial court's summary judgment rulings, while affirming other portions of those rulings and remanded the case to the trial court. In November 2009, Gulf entered into a final settlement agreement with Gerling. Accordingly, this entire matter is now concluded.

        Based on the Company's beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

        Industry-Wide Investigations—As previously disclosed, as part of industry-wide investigations that commenced in October 2004, the Company and its affiliates received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the U.S. Attorney for the Southern District of New York and the U.S. Securities and Exchange Commission (SEC). The areas of pending inquiry addressed to the Company included its relationship with brokers and agents and the Company's involvement with "non-traditional insurance and reinsurance products." The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

        The Company cooperated with these subpoenas and requests for information. In addition, outside counsel, with the oversight of the Company's board of directors, conducted an internal review of these matters. This review was commenced after the announcement of litigation brought in October 2004 by the New York Attorney General's office against a major broker. In particular, upon completion of its review with respect to non-traditional insurance and reinsurance products, the Company concluded that no adjustment to previously issued financial statements was required. Any authority with open inquiries or investigations could ask that additional work be performed or reach conclusions different from the Company's.

        Broker Anti-Trust Litigation—In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers. The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys' fees. All defendants moved to dismiss the complaint for failure to state a claim. After giving plaintiffs multiple opportunities to replead, the court dismissed the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the district court's decisions to the U.S.

Court of Appeals for the Third Circuit. Oral argument before the Third Circuit took place on April 21, 2009. The parties continue to await a ruling from the Third Circuit. Additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation, and further actions may be brought. The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

        Other—In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations, either as a liability insurer defending third-party claims brought against policyholders or as an insurer defending claims brought against it relating to coverage or the Company's business practices. While the ultimate resolution of these legal proceedings could be material to the Company's results of operations in a future period, in the opinion of the Company's management, none would likely have a material adverse effect on the Company's financial position or liquidity.

        The Company previously reported that it sought guidance from the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Matters." After discussion with the staff of the Division of Corporate Finance and the Company's independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC. The Company cooperated with the requests for information.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information about the Company's executive officers is incorporated by reference from Part III, Item 10 of this Report.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the New York Stock Exchange under the symbol "TRV." The number of holders of record, including individual owners, of the Company's common stock was 76,714 as of February 11, 2010. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners. The following table sets forth the amount of cash dividends declared per share and the high and low closing sales prices of the Company's common stock for each quarter during the last two fiscal years.

	High	Low	Cash Dividend Declared
2009
First Quarter	$45.20	$33.52	$0.30
Second Quarter	44.04	37.48	0.30
Third Quarter	50.42	39.00	0.30
Fourth Quarter	54.31	48.02	0.33
2008
First Quarter	$53.06	$44.92	$0.29
Second Quarter	52.15	43.40	0.30
Third Quarter	50.80	36.00	0.30
Fourth Quarter	45.20	30.50	0.30

        The Company paid cash dividends per share of $1.23 in 2009 and $1.19 in 2008. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Dividends will be paid by the Company only if declared by its Board of Directors out of funds legally available, and subject to any other restrictions that may be applicable to the Company.

 SHAREHOLDER RETURN PERFORMANCE GRAPH

        The following graph shows a five-year comparison of the cumulative total return to shareholders for the Company's common stock and the common stock of companies included in the S&P 500 Index and the S&P Property & Casualty Insurance Index, which the Company believes is the most appropriate comparative index.

(1)
The cumulative return to shareholders is a concept used to compare the performance of a company's stock over time and is the ratio of the net stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period.

(2)
Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2004.

(3)
Companies in the S&P Property-Casualty Index as of December 31, 2009 were the following: The Travelers Companies, Inc., The Chubb Corporation, Cincinnati Financial Corporation, Progressive Corporation, Allstate Corporation and XL Capital, Ltd.

Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.

ISSUER PURCHASES OF EQUITY SECURITIES

        The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Oct. 1, 2009	Oct. 31, 2009	5,844,017	$50.52	5,740,562	$7,769,814,019
Nov. 1, 2009	Nov. 30, 2009	14,683,497	52.50	14,370,924	7,015,501,726
Dec. 1, 2009	Dec. 31, 2009	9,987,322	50.66	9,984,496	6,509,702,707

Total		30,514,836	$51.52	30,095,982	$6,509,702,707

        The Company repurchased 418,854 shares during this three-month period that were not part of the publicly announced share repurchase authorization, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised. Since May 2006, the Company's board of directors has approved four common share repurchase authorizations, for a cumulative authorization of up to $16 billion of shares of the Company's common stock. The authorization has no expiration date. Through December 31, 2009, the Company had repurchased a cumulative total of 193.2 million shares for a total cost of $9.49 billion and had $6.51 billion of remaining capacity under the authorization.

        Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III—Item 12 of this Report.

Item 6.    SELECTED FINANCIAL DATA

	At and for the year ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share amounts)
Total revenues	$24,680	$24,477	$26,017	$25,090	$24,365

Income from continuing operations	$3,622	$2,924	$4,601	$4,208	$2,061
Loss from discontinued operations(1)	—	—	—	—	(439)

Net income	$3,622	$2,924	$4,601	$4,208	$1,622

Total investments	$74,965	$70,738	$74,818	$72,268	$68,287
Total assets	109,560	109,632	115,224	115,292	113,736
Claims and claim adjustment expense reserves	53,127	54,723	57,700	59,288	61,090
Total debt	6,527	6,181	6,242	5,760	5,850
Total liabilities	82,145	84,313	88,608	90,157	91,433
Total shareholders' equity	27,415	25,319	26,616	25,135	22,303
Basic earnings per share(2):
Income from continuing operations	$6.38	$4.87	$7.00	$6.07	$3.02
Loss from discontinued operations(1)	—	—	—	—	(0.65)

Net income	$6.38	$4.87	$7.00	$6.07	$2.37

Diluted earnings per share(2):
Income from continuing operations	$6.33	$4.81	$6.85	$5.89	$2.93
Loss from discontinued operations(1)	—	—	—	—	(0.61)

Net income	$6.33	$4.81	$6.85	$5.89	$2.32

Year-end common shares outstanding	520.3	585.1	627.8	678.3	693.4

Per common share amounts:
Cash dividends	$1.23	$1.19	$1.13	$1.01	$0.91

Book value	$52.54	$43.12	$42.22	$36.86	$31.94

(1)
In August 2005, the Company completed its divestiture of Nuveen Investments, Inc., its asset management subsidiary acquired in the merger. Accordingly, the Company's share of Nuveen Investments' results prior to the divestiture was classified as discontinued operations, along with the net after-tax loss on disposal.

(2)
On January 1, 2009, the Company adopted the FASB's updated accounting guidance related to earnings per share. The impact of the adoption of this guidance was a reduction of previously reported basic earnings per share by $0.03, $0.04, $0.05 and $0.02 per share for the years ended December 31, 2008, 2007, 2006 and 2005, respectively, and a reduction of previously reported diluted earnings per share by $0.01, $0.01, $0.02 and $0.01 per share for the years ended December 31, 2008, 2007, 2006 and 2005, respectively.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

2009 FINANCIAL HIGHLIGHTS

2009 Consolidated Results of Operations

  •
  Net income of $3.62 billion, or $6.38 per share basic and $6.33 diluted

  •
  Net earned premiums of $21.42 billion

  •
  Catastrophe losses of $457 million pretax ($297 million after-tax)

  •
  Net favorable prior year reserve development of $1.33 billion pretax ($868 million after-tax)

  •
  GAAP combined ratio of 89.2%

  •
  Pretax net investment income of $2.78 billion ($2.29 billion after-tax)

  •
  Net realized investment gains of $17 million pretax ($22 million after-tax)

2009 Consolidated Financial Condition

  •
  Total investments of $74.97 billion; fixed maturities and short-term securities comprise 94% of total investments

  •
  Total assets of $109.56 billion

  •
  Total debt of $6.53 billion, resulting in a debt-to-total capital ratio of 19.2% (20.3% excluding net unrealized investment gains (losses), net of tax)

  •
  Repurchased 69.4 million common shares for total cost of $3.30 billion under share repurchase authorization

  •
  Shareholders' equity of $27.42 billion; book value per common share of $52.54

  •
  Holding company liquidity of $2.14 billion

CONSOLIDATED OVERVIEW

        The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

(for the year ended December 31, in millions except per share amounts)	2009	2008	2007
Revenues
Premiums	$21,418	$21,579	$21,470
Net investment income	2,776	2,792	3,761
Fee income	306	390	508
Net realized investment gains (losses)	17	(415)	154
Other revenues	163	131	124

Total revenues	24,680	24,477	26,017

Claims and expenses
Claims and claim adjustment expenses	12,408	12,993	12,397
Amortization of deferred acquisition costs	3,813	3,880	3,706
General and administrative expenses	3,366	3,518	3,352
Interest expense	382	370	346

Total claims and expenses	19,969	20,761	19,801

Income before income taxes	4,711	3,716	6,216
Income tax expense	1,089	792	1,615

Net income	$3,622	$2,924	$4,601

Net income per share
Basic	$6.38	$4.87	$7.00

Diluted	$6.33	$4.81	$6.85

GAAP combined ratio
Loss and loss adjustment expense ratio	57.3%	59.4%	56.6%
Underwriting expense ratio	31.9	32.5	30.8

GAAP combined ratio	89.2%	91.9%	87.4%

Incremental impact of direct to consumer initiative on GAAP combined ratio	0.5%	0.2%	—%

        The following discussions of the Company's net income and segment operating income are presented on an after-tax basis. Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted. Discussions of earnings per common share are presented on a diluted basis.

Overview

        Net income per diluted share of $6.33 in 2009 grew by 32% over net income per diluted share of $4.81 on 2008. Net income of $3.62 billion in 2009 was 24% higher than 2008 net income of $2.92 billion. The higher rate of growth in per share income compared with growth in income reflected the impact of the Company's significant common share repurchases. The increase in net income in 2009 was driven by declines in the cost of catastrophes. In addition, the increase reflected net realized investment gains (versus net realized investment losses in 2008), lower non-catastrophe weather-related losses and fewer large property losses, partially offset by reductions in underwriting margins related to pricing and loss cost trends, a decline in net favorable prior year reserve development and lower fee income. The cost of catastrophes in 2009 totaled $457 million, compared with $1.41 billion in 2008. The 2008 total was principally comprised of $1.26 billion of claims and claim adjustment expenses and $141 million of property windpool assessments that were included in general and administrative expenses. Net favorable prior year reserve development totaled $1.33 billion in 2009, compared with $1.54 billion in 2008. Net income in 2009 included a net benefit of $89 million due to the favorable resolution of various prior year tax matters. Net income in 2009 also benefited from $87 million of reductions in the estimate of property windpool assessments related to Hurricane Ike that had been recorded as a component of the cost of catastrophes in general and administrative expenses in the third quarter of 2008 (discussed below). Net income in 2008 reflected an $89 million tax benefit related to the sale of a subsidiary.

        Net income of $4.81 per diluted share in 2008 was 30% lower than the $6.85 per diluted share in 2007. Net income in 2008 totaled $2.92 billion, 36% lower than $4.60 billion in 2007. The lower rate of decline in per share income compared with the rate of decline in actual income reflected the impact of the Company's significant common share repurchases. The decrease in net income in 2008 was primarily due to a significant increase in the cost of catastrophes and a significant decline in net investment income. Also contributing to the decline were net realized investment losses, a small increase in the number of large losses that exceeded expectations, an increase in non-catastrophe related weather losses, the impact of competitive market conditions on pricing, the impact of loss cost trends and a decline in fee income. Net income in 2008 reflected an $89 million tax benefit related to the sale of a subsidiary. In 2007, net income included a net pretax benefit of $163 million due to the implementation of a new fixed, value-based compensation program for the majority of the Company's agents which resulted in a reduction in commission expense compared to what would have otherwise been reported, due to a change in the timing of expense recognition. These factors were partially offset by an increase in net favorable prior year reserve development, which totaled $1.54 billion in 2008, compared with $546 million in 2007. The cost of catastrophes in 2008, net of reinsurance and including hurricane-related assessments of $141 million (discussed below), totaled $1.41 billion, compared with $167 million in 2007. Hurricanes Ike and Gustav, as well as several other storms throughout the United States, accounted for the cost of catastrophes in 2008. Net income in 2007 also included a benefit of $86 million resulting from the favorable resolution of various prior year tax matters and a pretax loss of $39 million related to the Company's redemption of its 4.50% contingently convertible debentures.

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

Revenues

Earned Premiums

        Earned premiums in 2009 totaled $21.42 billion, a decrease of $161 million, or 1%, from 2008. In the Business Insurance segment, earned premiums in 2009 declined 2% from 2008 despite strong business retention levels, attributable to reduced insured exposures due to lower levels of economic activity. In the Financial, Professional & International Insurance segment, earned premiums in 2009 declined 3% from 2008 due to the unfavorable impact of foreign currency exchange rates. Adjusting for the impact of exchange rates, earned premiums in this segment were slightly higher than in 2008. In the Personal Insurance segment, earned premium growth of 2% over 2008 reflected continued strong business retention rates and continued renewal premium increases.

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

Net Investment Income

        The following table sets forth information regarding the Company's investments.

(for the year ended December 31, in millions)	2009	2008	2007
Average investments(a)	$73,130	$74,197	$73,872
Pretax net investment income	2,776	2,792	3,761
After-tax net investment income	2,290	2,299	2,915
Average pretax yield(b)	3.8%	3.8%	5.1%
Average after-tax yield(b)	3.1%	3.1%	3.9%

(a)
Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)
Excludes net realized investment gains and losses and net unrealized investment gains and losses.

        Net investment income of $2.78 billion in 2009 was $16 million, or less than 1%, lower than in 2008, primarily resulting from a significant decline in short-term interest rates, a lower average level of long-term fixed maturity invested assets and the unfavorable impact of foreign currency exchange rates. Those factors were largely offset by improved returns from non-fixed maturity investments, which generated negative net investment income of $40 million in 2009, compared with negative net investment income of $222 million in 2008. The average pretax yield on the total investment portfolio was 3.8% in both 2009 and 2008. The improved performance from non-fixed income investments in 2009 reflected improving capital market conditions in the second half of the year. The amortized cost of the fixed maturity and short-term security portion of the investment portfolio at December 31, 2009 totaled $68.16 billion, $1.37 billion higher than at the same date in 2008, primarily reflecting the impact of strong operating cash flows during 2009 (a portion of which was invested in fixed maturity securities) and the issuance of $500 million of senior notes in the second quarter of 2009. These factors were partially offset by $3.30 billion of common share repurchases during 2009, $693 million of dividends paid to shareholders and contributions of $260 million to the Company's pension plan in 2009.

        Net investment income of $2.79 billion in 2008 declined $969 million, or 26%, from 2007, primarily due to lower returns from non-fixed maturity investments, which produced negative net investment income of $222 million in 2008, compared with positive net investment income of $648 million in 2007. The decline in net investment income from these investments in 2008 reflected market conditions, which resulted in a lower level of transactions, including sales and initial public offerings, and lower market values compared to those at December 31, 2007. The average pretax yield on the total investment portfolio of 3.8% in 2008 declined from 5.1% in 2007, primarily reflecting the negative investment income from non-fixed maturity investments in 2008. Net investment income from the Company's fixed maturity portfolio in 2008 also declined from 2007, primarily due to a significant decline in short-term interest rates. The amortized cost of the fixed maturity and short-term security portion of the investment portfolio at December 31, 2008 totaled $66.79 billion, $2.55 billion lower than at the same date in 2007, primarily reflecting the use of $2.12 billion of funds for the Company's common share repurchases during 2008, the payment of $715 million of dividends to shareholders, the transfer of $662 million of fixed maturity investments as part of the sale of Unionamerica, and $450 million of contributions to the Company's pension plan, which were partially offset by strong cash flows from operating activities.

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

Fee Income

        The National Accounts market in the Business Insurance segment is the primary source of the Company's fee-based business. The declines in fee income in 2009 and 2008 compared with the respective prior years are described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

        The following table sets forth information regarding the Company's net realized investment gains (losses).

(for the year ended December 31, in millions)	2009	2008	2007
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(323)	$(420)	$(70)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	65	—	—

Other-than-temporary impairment losses	(258)	(420)	(70)
Other net realized investment gains	275	5	224

Net realized investment gains (losses)	$17	$(415)	$154

        In the second quarter of 2009, the Company adopted updated accounting guidance that changed the reporting of other-than-temporary impairments. See notes 1 and 3 of notes to the Company's consolidated financial statements for a discussion of the impact of the adoption.

        Other-Than-Temporary Impairment Losses on Investments—In 2009, impairments included in net income totaled $258 million. Fixed income impairments in 2009 were $169 million and included $81 million of impairments related to structured mortgage securities, $70 million related to various issuers' deteriorated financial position and $18 million with respect to securities that the Company either had the intent to sell or did not have the ability to assert an intention to hold until recovery in fair value. Equity impairments in 2009 were $79 million, the majority of which were related to issuers in the financial services industry. Impairments in 2009 also included $10 million related to other investments.

        The 2008 impairments included $186 million related to the deteriorated financial position of various issuers (including $70 million related to securities issued by Lehman Brothers Holdings Inc. and its subsidiaries), $113 million related to externally managed securities with respect to which the Company did not have the ability to assert an intention to hold until recovery in fair value, $64 million related to structured mortgage securities and $57 million related to securities the Company had identified for potential sale prior to a recovery in fair value.

        Impairments in 2007 included $30 million related to externally managed securities with respect to which the Company did not have the ability to assert an intention to hold until recovery in fair value, $30 million related to the deteriorated financial position of various issuers and $10 million related to the decline in the financial condition of one real estate development property.

        Further information regarding the nature of impairment charges in each year is included in the "Investment Portfolio" section later in this discussion.

        Other Net Realized Investment Gains—Other net realized investment gains for 2009 were $275 million, compared with $5 million in 2008. In October 2009, the Company sold a portion of its common stock holdings in Verisk Analytics, Inc. (Verisk) for total proceeds of approximately $184 million as part of the initial public offering (IPO) of Verisk. The Company recorded a pretax realized investment gain of $159 million on this sale in the fourth quarter of 2009. Other net realized investment gains in 2009 also included $100 million of net realized investment gains related to fixed maturity investments, $23 million of net realized investment gains associated with the U.S. Treasury futures contracts (which require a daily mark-to-market settlement and are used to shorten the duration of the Company's fixed maturity investment portfolio) and $23 million of net realized investment losses related to foreign exchange.

        Other net realized investment gains in 2008 included $50 million related to foreign currency exchange gains, $39 million from the sale of subsidiaries, $29 million from the sale of fixed maturity securities and $17 million of net realized investment gains from the sale of venture capital investments. Partially offsetting these realized investment gains in 2008 were net realized losses of $77 million related to convertible bonds wherein the embedded option price is marked to market through realized gains or losses and $53 million of losses related to U.S. Treasury futures contracts.

        Other net realized investment gains in 2007 included $107 million of net realized investment gains generated by the venture capital portfolio (including an $81 million net realized investment gain from the bundled sale of a substantial portion of the Company's venture capital investment holdings), $63 million of net realized investment gains from the sale of a privately held security, $21 million of net realized investment gains related to the Company's holdings of stock purchase warrants of Platinum Underwriters Holdings, Ltd., a publicly-held company, and $5 million of net realized investment gains from the Company's fixed maturity portfolio. These gains were partially offset by a net realized investment loss of $24 million related to the divestiture of a subsidiary.

Other Revenues

        Other revenues primarily consist of premium installment charges. In 2007, other revenues also included a $39 million loss related to the Company's redemption of its 4.50% convertible junior subordinated notes in April 2007, consisting of the redemption premium paid and the write-off of remaining debt issuance costs.

Written Premiums

        Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2009	2008	2007
Business Insurance	$12,098	$12,580	$13,017
Financial, Professional & International Insurance	3,713	3,966	4,037
Personal Insurance	7,474	7,291	7,144

Total	$23,285	$23,837	$24,198

	Net Written Premiums
(for the year ended December 31, in millions)	2009	2008	2007
Business Insurance	$10,902	$11,220	$11,318
Financial, Professional & International Insurance	3,285	3,468	3,465
Personal Insurance	7,149	6,995	6,835

Total	$21,336	$21,683	$21,618

        Gross and net written premiums in 2009 both decreased 2% from 2008. Overall, business retention remained at high levels in 2009. Renewal premium changes remained stable as improving rate trends offset the impact of lower coverage demands from existing policyholders due to general economic conditions. New business volume declined slightly from 2008, as modest growth in the Business Insurance segment was offset by lower new business volume in the Financial, Professional & International Insurance and Personal Insurance segments. In Business Insurance, net written premiums in 2009 declined 3% from 2008, driven by lower levels of economic activity in recent quarters that impacted exposure changes at renewal, audit premium adjustments, policy endorsements and mid-term cancellations. In Financial, Professional & International Insurance, net written premiums in 2009 decreased 5% from 2008, reflecting the unfavorable impact of foreign currency exchange rates and the impact of the economic downturn on construction surety business volume. In the Personal Insurance segment, net written premiums in 2009 increased 2% over 2008, reflecting continued strong retention rates and renewal premium increases, particularly in the Homeowners and Other line of business.

        Afianzadora Insurgentes and Mendota generated combined gross and net written premiums of $79 million and $74 million, respectively, in 2007, prior to their sale. Adjusting for the sale of these operations in 2007, gross written premiums in 2008 declined 1% and net written premiums in 2008 increased by less than 1% compared with 2007. In the Business Insurance segment, net written premiums decreased by 1% from 2007, despite strong business retention rates. Premium growth in Industry-Focused Underwriting, Select Accounts and Commercial Accounts in 2008, which was generally driven by strong business retention rates and new business volume, was largely offset by premium declines in National Accounts, Target Risk Underwriting and Specialized Distribution which primarily resulted from declines in renewal price changes and new business. Net written premiums in the Financial, Professional & International Insurance segment adjusted for the sale of Afianzadora Insurgentes increased by 1% over 2007, largely driven by changes in the terms of certain reinsurance treaties that resulted in a higher level of business retained in the Bond & Financial Products group. In the Personal Insurance segment, net written premiums in 2008 adjusted for the sale of Mendota increased 3% over 2007, reflecting continued strong retention rates, renewal price increases and growth in new business levels.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses totaled $12.41 billion in 2009, $585 million, or 5%, lower than the 2008 total of $12.99 billion, primarily reflecting a decline in the cost of catastrophes, lower non-catastrophe weather-related losses and fewer large property losses, mostly offset by a decline in net favorable prior year reserve development and the impact of loss cost trends. Total claims and claim adjustment expenses in 2009 included $457 million for the cost of catastrophes and $1.33 billion of net favorable prior year reserve development, whereas the comparable 2008 total included $1.26 billion for the cost of catastrophes and $1.54 billion of net favorable prior year reserve development. Catastrophe losses in 2009 primarily resulted from several wind and hail storms, as well as flooding. Catastrophe losses in 2008 primarily resulted from Hurricanes Ike, Gustav and Dolly.

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

        Net favorable prior year reserve development of $1.33 billion in 2009 reflected greater reductions in frequency than the Company expected based upon long-term frequency trends that have been declining. In the Business Insurance segment, net favorable prior year reserve development of $1.03 billion resulted from better than expected loss development for recent accident years in the general liability, commercial multi-peril, commercial automobile and commercial property product lines, partially offset by increases to asbestos and environmental reserves of $185 million and $70 million, respectively (which are discussed in more detail in the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections herein). Net favorable prior year reserve development in the Financial, Professional & International Insurance segment totaled $168 million, driven by better than expected loss experience in the International group—particularly in the United Kingdom, several lines of business at Lloyd's and in the surety line of business in Canada—and in the contract surety line of business in the Bond & Financial Products group. In the Personal Insurance segment, net favorable prior year reserve development of $135 million was driven by better than expected loss experience related to Hurricanes Katrina and Ike and the 2007 California wildfires.

        The Company's three business segments each experienced net favorable prior year reserve development in 2008. Net favorable prior year reserve development of $1.12 billion in the Business Insurance segment was driven by better than expected loss results primarily concentrated in the general liability, commercial multi-peril, commercial property and commercial automobile product lines, partially offset by increases in workers' compensation reserves and $70 million and $85 million increases in asbestos and environmental reserves, respectively. In the Financial, Professional & International Insurance segment, net favorable prior year reserve development of $274 million was concentrated in the International group, particularly in the public and products liability (general liability), professional indemnity (professional liability) and property lines of business in the United Kingdom, the general liability line of business in Canada, and the Aviation and Property lines of business at Lloyd's. In the Personal Insurance segment, net favorable prior year reserve development of $143 million in 2008 was primarily driven by favorable loss experience related to Hurricane Katrina as well as better than expected loss experience in certain lines of business within the Homeowners and Other product line.

        Each of the Company's three business segments also experienced net favorable prior year reserve development in 2007. In Business Insurance, net favorable prior year reserve development of $301 million was primarily driven by better than expected loss development for recent accident years in the commercial multi-peril, general liability, commercial automobile and property product lines. Net prior year reserve development in 2007 in the Business Insurance segment included a $185 million increase to environmental reserves. In the Financial, Professional & International Insurance segment, net favorable prior year reserve development of $93 million in 2007 primarily reflected better than expected loss development in international property, employers' liability, professional indemnity and motor lines of business for recent accident years. In the Personal Insurance segment, net favorable prior year reserve development of $152 million in 2007 occurred in both the Automobile and Homeowners and Other lines of business.

        Factors contributing to net favorable prior year reserve development in each segment in 2009, 2008 and 2007 are discussed in more detail in the segment discussions that follow.

Amortization of Deferred Acquisition Costs

        In 2009, the amortization of deferred acquisition costs totaled $3.81 billion, 2% lower than the total of $3.88 billion in 2008. The decline in 2009 was consistent with the decline in earned premiums.

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

General and Administrative Expenses

        General and administrative expenses totaled $3.37 billion in 2009, a decrease of $152 million, or 4%, from the comparable 2008 total of $3.52 billion. The decrease resulted from estimates of windpool assessments related to Hurricane Ike. During 2008, the Company recorded $141 million of hurricane-related assessments in general and administrative expenses. Subsequently, during the first half of 2009, the Company recorded an $87 million reduction in these estimated assessments due to a decline in estimated insurance industry losses related to Hurricane Ike. Adjusting for the impact of windpool assessments in both 2009 and 2008, general and administrative expenses in 2009 increased 2% over 2008. The increase reflected the impact of continued investments to support business growth and product development, including the Company's direct to consumer initiative in the Personal Insurance segment, partially offset by the favorable impact of changes in foreign currency exchange rates on expenses in the Financial, Professional & International Insurance segment.

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

Interest Expense

        Interest expense in 2009, 2008 and 2007 totaled $382 million, $370 million and $346 million, respectively. The increases in 2009 and 2008 over the respective prior year primarily reflected higher average levels of debt outstanding.

Effective Tax Rate

        The Company's effective tax rate was 23.1%, 21.3% and 26.0% in 2009, 2008 and 2007, respectively. The increase in the effective rate in 2009 compared to 2008 as well as the decrease in the effective rate in 2008 compared to 2007 primarily resulted from changes in income before taxes between the three years and the proportion of tax-exempt investment income in each year.

GAAP Combined Ratios

        The consolidated loss and loss adjustment expense ratio of 57.3% in 2009 was 2.1 points lower than the loss and loss adjustment expense ratio of 59.4% in 2008. The cost of catastrophes accounted for 2.1 points of the 2009 loss and loss adjustment expense ratio, whereas the 2008 loss and loss adjustment expense ratio included a 5.8 point impact from the cost of catastrophes. The 2009 and 2008 loss and loss adjustment expense ratios included 6.2 point and 7.1 point benefits from net favorable prior year reserve development, respectively.

        The loss and loss adjustment expense ratio adjusted for catastrophe losses and prior year reserve development in 2009 was 0.7 points higher than the 2008 ratio on the same basis. The higher ratio in 2009 primarily reflected reduced underwriting margins related to pricing and loss cost trends in several lines of business, partially offset by lower non-catastrophe weather-related losses and fewer large property losses.

        In 2009, the underwriting expense ratio of 31.9% was 0.6 points lower than the underwriting expense ratio of 32.5% in 2008. The underwriting expense ratio in 2009 included a 0.4 point benefit from the reduction in the estimate of windpool assessments described above, whereas the underwriting expense ratio in 2008 included a 0.7 point increase due to the impact of the windpool assessments. Adjusting for these factors in both years, the underwriting expense ratio for 2009 was 0.5 points higher than the respective 2008 underwriting expense ratio, primarily reflecting the impact of continued investments to support business growth and product development, including the Company's direct to consumer initiative in the Personal Insurance segment, as well as salary increases in the normal course of business.

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

        The underwriting expense ratio of 32.5% in 2008 was 1.7 points higher than the 2007 underwriting expense ratio of 30.8%. The 2008 expense ratio included a 0.7 point increase due to the impact of the hurricane-related assessments, whereas the 2007 ratio included a 0.8 point benefit from the implementation of the new fixed agent compensation program described above. Adjusting for these factors in both years, the adjusted 2008 expense ratio was 0.2 points higher than the adjusted expense ratio in 2007, reflecting continued investments to support business growth and product development, as well as salary increases in the normal course of business.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

        Results of the Company's Business Insurance segment were as follows:

(for the year ended December 31, in millions)	2009	2008	2007
Revenues:
Earned premiums	$10,968	$11,180	$11,283
Net investment income	1,902	1,917	2,708
Fee income	306	390	508
Other revenues	42	30	24

Total revenues	$13,218	$13,517	$14,523

Total claims and expenses	$9,778	$10,506	$10,444

Operating income	$2,590	$2,338	$3,015

Loss and loss adjustment expense ratio	53.9%	57.7%	57.1%
Underwriting expense ratio	32.2	32.5	30.7

GAAP combined ratio	86.1%	90.2%	87.8%

Overview

        In 2009, operating income totaled $2.59 billion, an increase of $252 million, or 11%, over the comparable 2008 total of $2.34 billion. The increase in operating income in 2009 primarily reflected a decline in the cost of catastrophes, which was partially offset by reduced underwriting margins and fee income. The cost of catastrophes in 2009 and 2008 totaled $176 million and $706 million, respectively. The 2008 total was principally comprised of $642 million of claims and claim adjustment expenses and $62 million of property windpool assessments that were included in general and administrative expenses. Net favorable prior year reserve development totaled $1.03 billion and $1.12 billion in 2009 and 2008, respectively. Operating income in 2009 also included a benefit of $42 million from the favorable resolution of various prior year tax matters and a $38 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in 2008.

        Operating income of $2.34 billion in 2008 was $677 million, or 22%, lower than operating income of $3.02 billion in 2007, primarily due to a significant decline in net investment income and an increase in the cost of catastrophes. Also contributing to this reduction were a decline in fee income, the impact of competitive market conditions on pricing, the impact of loss cost trends, and a small increase in the number of large property losses. A significant increase in net favorable prior year reserve development in 2008 partially offset these factors. The cost of catastrophes in 2008 totaled $706 million, compared with $4 million in 2007. Net favorable prior year reserve development totaled $1.12 billion and $301 million in 2008 and 2007, respectively. Operating income in 2008 included an $89 million tax benefit related to the sale of Unionamerica. Operating income in 2007 benefited by $81 million from the Company's implementation of the new fixed agent compensation program and the resolution of various prior year tax matters.

Earned Premiums

        Earned premiums of $10.97 billion in 2009 decreased $212 million, or 2%, from 2008. The decline in 2009 was primarily attributable to reduced insured exposures due to lower levels of economic activity. Earned premiums of $11.18 billion in 2008 decreased $103 million, or 1%, from 2007, reflecting the impact of competitive market conditions on pricing and new business.

Net Investment Income

        Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the decline in the Company's net investment income in 2009 and 2008 as compared with the prior year.

Fee Income

        National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers' compensation residual market pools. The $84 million decline in fee income in 2009 compared with 2008 primarily resulted from lower serviced premium and claim volume due to the de-population of workers' compensation residual market pools, the impact on fee income related to both lower claim volume and lower loss costs (as fees are based either on the number of claims serviced or as a percentage of losses) driven by workers' compensation reforms and overall lower claim frequency during the preceding twelve months. Lower new business volume over the preceding twelve months, due to lower levels of economic activity and increased competition, also contributed to the decline in fee income in 2009. In 2008, the $118 million decline in fee income compared with 2007 primarily resulted from the same factors causing the decline in 2009.

Claims and Expenses

        Claims and claim adjustment expenses in 2009 totaled $6.04 billion, a decrease of $571 million, or 9%, compared with 2008. The decrease in 2009 primarily reflected a decline in the cost of catastrophes, partially offset by the impact of loss cost trends and a slight decline in net favorable prior year reserve development. The cost of catastrophes included in claims and claim adjustment expenses in 2009 totaled $176 million, compared with $642 million in 2008. Catastrophe losses in 2009 primarily resulted from several wind and hail storms, as well as flooding. In 2008, Hurricanes Ike, Gustav and Dolly, and other wind, rain and hail storms in several regions of the United States accounted for the majority of catastrophe losses. Net favorable prior year reserve development in 2009 and 2008 totaled $1.03 billion and $1.12 billion, respectively. The 2009 total was driven by better than expected loss results primarily concentrated in the general liability, commercial multi-peril, commercial automobile and commercial property product lines for recent accident years, reflecting greater reductions in frequency than the Company expected based upon long-term frequency trends that have been declining. The general liability and commercial multi-peril product lines experienced better than anticipated loss development that was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial automobile line of business experienced better than expected loss development that was attributable to more favorable legal and judicial environments, claim handling initiatives and improvements in auto safety technology. The commercial property product line improvement primarily occurred in the 2007 and 2008 accident years as a result of better than expected loss development for certain large national property and inland marine exposures. In addition, the commercial property product line's 2005 accident year experience improved due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The net favorable prior year reserve development in these product lines in 2009 was partially offset by a $185 million increase to asbestos reserves (discussed in more detail in the "Asbestos Claims and Litigation" section herein), a $70 million increase to environmental reserves recorded in the second quarter (discussed in more detail in the "Environmental Claims and Litigation" section herein).

        Claims and claim adjustment expenses in 2008 totaled $6.61 billion, an increase of $65 million, or 1%, over 2007, primarily reflecting a significant increase in the cost of catastrophes, a small increase in the number of large property losses and the impact of loss cost trends, which were largely offset by an increase in net favorable prior year reserve development. The cost of catastrophes included in claims and claim adjustment expenses in 2008 totaled $642 million, compared with $4 million in 2007. Net favorable prior year reserve development in 2008 and 2007 totaled $1.12 billion and $301 million, respectively. Net favorable prior year development in 2008 was driven by better than expected loss results primarily concentrated in the general liability and commercial multi-peril product lines, an increase in anticipated ceded reinsurance recoveries for older accident years in the general liability product line and better than anticipated loss development in the commercial property and commercial automobile product lines. The net favorable prior year reserve development in the general liability and commercial multi-peril lines was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial property product line improvement occurred primarily in the 2007 accident year as a result of better than expected loss development for certain large national property, national programs, and ocean marine claim exposures and lower than expected weather-related losses during the last half of 2007, as well as favorable loss development in certain large inland marine claim exposures and in ceded reinsurance recoveries for commercial property large claims. In addition, the commercial multi-peril and property product lines' 2005 accident year results experienced improvement due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The commercial automobile product line improvement was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The net favorable prior year reserve development in the foregoing product lines in 2008 was partially offset by net unfavorable prior year reserve development in the workers' compensation product line, primarily driven by higher than anticipated medical costs related to 2004 and prior accident years, and by $70 million and $85 million increases to asbestos and environmental reserves, respectively (discussed in more detail in the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections herein).

        Net favorable prior year reserve development of $301 million in 2007 was primarily driven by better than expected loss development for recent accident years in the commercial multi-peril, general liability, commercial automobile and property product lines. The commercial multi-peril and general liability product lines experienced better than anticipated loss development that was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial automobile product line experienced better than expected loss development due to more favorable legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology. The property product line experienced fewer than expected late reported claims related to non-catastrophe weather events that occurred late in 2006, as well as better than expected frequency and severity due in part to changes in the marketplace, such as higher deductibles and lower policy limits. In addition, the property product line experienced better than expected large loss outcomes which were partially attributable to favorable litigation resolutions. Net total prior year reserve development in 2007 included a $185 million increase to environmental reserves (discussed in more detail in the "Environmental Claims and Litigation" section herein).

        The amortization of deferred acquisition costs totaled $1.78 billion in 2009, $43 million lower than the comparable total of $1.82 billion in 2008. The decline was consistent with the declines in earned premiums. The amortization of deferred acquisition costs totaled $1.82 billion in 2008, $76 million, or 4%, higher than the comparable total of $1.74 billion in 2007. The growth in amortization costs primarily reflected the higher level of amortized commission expense in 2008 resulting from the Company's implementation of a new fixed agent compensation program in 2007.

        General and administrative expenses in 2009 totaled $1.97 billion, $113 million lower than the comparable 2008 total of $2.08 billion. The majority of the decrease reflected the impact of estimates of windpool assessments related to Hurricane Ike in each year. During 2008, the Company recorded $62 million of hurricane-related assessments in general and administrative expenses. Subsequently, during the first half of 2009, the Company recorded a $38 million reduction in these assessments due to a decline in estimated insurance industry losses related to Hurricane Ike. General and administrative expenses totaled $2.08 billion in 2008, an increase of $51 million, or 3%, over the comparable 2007 total of $2.03 billion. The increase in 2008 primarily reflected the impact of hurricane-related assessments.

GAAP Combined Ratio

        In 2009, the loss and loss adjustment expense ratio of 53.9% was 3.8 points lower than the comparable 2008 ratio of 57.7%. The cost of catastrophes in 2009 and 2008 accounted for 1.6 points and 5.7 points of the loss and loss adjustment expense ratio, respectively. Net favorable prior year reserve development provided 9.3 point and 10.0 point benefits to the loss and loss adjustment expense ratio in 2009 and 2008, respectively. The loss and loss adjustment expense ratio in 2009 adjusted for the cost of catastrophes and prior year reserve development was 0.4 points lower than the 2008 ratio on the same basis, due to lower non-catastrophe weather-related losses and fewer large property losses, partially offset by reduced underwriting margins related to pricing and loss cost trends.

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

        The underwriting expense ratio of 32.2% in 2009 was 0.3 points lower than the underwriting expense ratio of 32.5% in 2008. The 2009 underwriting expense ratio included a 0.3 point benefit from the reduction in the estimate of windpool assessments described above, whereas the underwriting expense ratio in 2008 included a 0.6 point increase due to the impact from the windpool assessments and reinstatement premiums. Adjusting for these factors in both years, the underwriting expense ratio for 2009 was 0.6 points higher than the 2008 underwriting expense ratio. The adjusted underwriting expense ratio in 2009 reflected the unfavorable impact of the decline in fee income compared with the same periods of 2008. A portion of fee income is accounted for as a reduction of expenses for purposes of calculating the expense ratio.

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

Written Premiums

        The Business Insurance segment's gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2009	2008	2007
Select Accounts	$2,804	$2,804	$2,774
Commercial Accounts	2,687	2,729	2,740
National Accounts	1,321	1,577	1,859
Industry-Focused Underwriting	2,363	2,485	2,380
Target Risk Underwriting	2,014	2,029	2,182
Specialized Distribution	901	954	1,033

Total Business Insurance Core	12,090	12,578	12,968
Business Insurance Other	8	2	49

Total Business Insurance	$12,098	$12,580	$13,017

	Net Written Premiums
(for the year ended December 31, in millions)	2009	2008	2007
Select Accounts	$2,756	$2,756	$2,711
Commercial Accounts	2,493	2,524	2,518
National Accounts	902	996	1,056
Industry-Focused Underwriting	2,279	2,396	2,301
Target Risk Underwriting	1,568	1,593	1,665
Specialized Distribution	889	939	1,015

Total Business Insurance Core	10,887	11,204	11,266
Business Insurance Other	15	16	52

Total Business Insurance	$10,902	$11,220	$11,318

        In Business Insurance Core, gross and net written premiums in 2009 decreased by 4% and 3% from 2008, respectively. The decline in gross and net written premiums in 2009 was driven in large part by lower levels of economic activity in recent quarters that impacted exposure changes at renewal, audit premium adjustments, policy endorsements and mid-term cancellations.

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

        Select Accounts.    Net written premiums of $2.76 billion in 2009 were level with 2008. Business retention rates remained strong, but declined slightly from the prior year. Renewal premium changes were positive in 2009 and increased over 2008. New business volume in 2009 increased slightly over

2008, driven by the continued success of the Company's quote-to-issue agency platform and multivariate pricing program for smaller businesses, partially offset by lower business volumes in larger, more complex accounts served by this market.

        Net written premiums of $2.76 billion in 2008 increased 2% over 2007. Business retention rates in 2008 remained strong and were consistent with 2007. Renewal price changes remained positive and were comparable to 2007. In the aggregate, new business volume in 2008 increased over 2007. The Company experienced a favorable impact on its new business volume from its enhanced quote-to-issue agency platform and multivariate pricing program for smaller businesses served by Select Accounts. However, new business volume for larger accounts in 2008 declined from 2007 primarily due to competitive market conditions.

        Commercial Accounts.    In 2009, net written premiums of $2.49 billion were 1% lower than in 2008. Business retention rates in 2009 remained strong but declined slightly from the prior year. Renewal premium changes were slightly negative in 2009 but were improved over 2008, as the impact of a continued improving rate trend was partially offset by the impact on written premiums of lower coverage demands from existing policyholders due to general economic conditions. New business levels increased when compared with 2008 due to various product and customer initiatives.

        Net written premiums of $2.52 billion in 2008 were virtually level with the 2007 total. Business retention rates in 2008 remained strong and were higher than in 2007. Renewal price changes were slightly negative in 2008, and were lower than in 2007. New business levels also declined when compared with 2007, reflecting competitive market conditions in this market.

        National Accounts.    In 2009, net written premiums of $902 million were 9% lower than in 2008. The decline in net written premiums in 2009 was driven by the loss of a large account, negative renewal premium changes resulting from lower coverage demands from existing policyholders due to general economic conditions, and lower premium volume from property and workers' compensation involuntary residual markets. Despite the impact of the loss of a large account, business retention rates remained high in 2009.

        Net written premiums of $1.00 billion in 2008 decreased 6% from 2007. The decline primarily reflected a significant decline in renewal price changes, as prices charged for National Accounts' products are adjusted for actual loss performance, which continued to be favorable due to workers' compensation reforms. Overall new business volume increased slightly over 2007. Business retention rates in 2008 remained strong and increased over 2007.

        Industry-Focused Underwriting.    In 2009, net written premiums of $2.28 billion declined 5% from 2008. Premium declines were concentrated in the Construction and Oil & Gas business units, reflecting economic conditions in these industries. In addition, premium volume in the Technology and Public Sector business units declined, reflecting economic conditions and competitive market pressures. These declines were partially offset by premium growth in the Agribusiness business unit in 2009.

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

        Target Risk Underwriting.    In 2009, net written premiums of $1.57 billion were 2% lower than in 2008, primarily due to the Inland Marine and Ocean Marine business units, reflecting the impact of general economic conditions and a decline in new business volume. Partially offsetting the declines in these business units was strong growth in National Property premium volume in 2009 due to significant increases in renewal premium changes. Excess Casualty written premiums also increased over 2008, due to a change in the terms of certain reinsurance treaties that resulted in a higher level of business retained.

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

        Specialized Distribution.    In 2009, net written premiums of $889 million were 5% lower than in 2008. The decline was attributable to both the National Programs and Northland business units, which experienced continued negative renewal premium changes that reflected competitive market conditions and the impact of economic conditions, primarily on the commercial trucking, entertainment and leisure industries.

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

Financial, Professional & International Insurance

        Results of the Company's Financial, Professional & International Insurance segment were as follows:

(for the year ended December 31, in millions)	2009	2008	2007
Revenues:
Earned premiums	$3,333	$3,429	$3,384
Net investment income	452	454	494
Other revenues	27	24	29

Total revenues	$3,812	$3,907	$3,907

Total claims and expenses	$2,948	$3,004	$2,981

Operating income	$642	$649	$675

Loss and loss adjustment expense ratio	52.1%	51.2%	50.8%
Underwriting expense ratio	36.0	36.0	36.8

GAAP combined ratio	88.1%	87.2%	87.6%

Overview

        In 2009, operating income of $642 million was $7 million, or 1%, lower than in 2008. A reduction in net favorable prior year reserve development was largely offset by a decline in the cost of catastrophes and lower large losses in the International group. Net favorable prior year reserve development totaled $168 million and $274 million in 2009 and 2008, respectively. The cost of catastrophes totaled $3 million and $84 million in 2009 and 2008, respectively.

        Operating income of $649 million in 2008 decreased by $26 million, or 4%, from 2007. The decline in operating income was primarily driven by an increase in the number of large losses that exceeded expectations within the International group, an increase in the cost of catastrophes and a decline in net investment income, largely offset by a significant increase in net favorable prior year reserve development. The cost of catastrophes in 2008 was $84 million, compared with no catastrophe losses in 2007. Net favorable prior year reserve development totaled $274 and $93 million in 2008 and 2007, respectively.

        In March 2007, the Company completed the sale of Afianzadora Insurgentes, which accounted for $25 million of net written premiums for the year ended December 31, 2007. The impact of this transaction was not material to the Company's results of operations or financial position.

Earned Premiums

        Earned premiums of $3.33 billion in 2009 declined $96 million, or 3%, from the 2008 total due to the unfavorable impact of foreign currency exchange rates. Adjusting for the impact of exchange rates, earned premiums in this segment were slightly higher than in 2008, primarily reflecting growth in the International group. Earned premiums of $3.43 billion in 2008 increased $45 million, or 1%, over the 2007 total of $3.38 billion. Adjusting for the sale of Afianzadora Insurgentes in 2007, earned premium growth of 2% in 2008 was concentrated in the Construction Services business unit of the Bond & Financial Products group due to changes in the terms of certain reinsurance treaties that resulted in a higher level of business retained.

Net Investment Income

        The slight decline in net investment income in 2009 compared with 2008 was primarily driven by the unfavorable impact of foreign currency exchange rates, which reduced reported net investment income by approximately $18 million in 2009. Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the change in the Company's net investment income in 2009 and 2008 as compared with the respective prior years, as well as a discussion of the Company's net investment income allocation methodology.

Claims and Expenses

        Claims and claim adjustment expenses in 2009 totaled $1.75 billion, a decrease of $22 million, or 1%, from 2008. The decrease in 2009 was driven by a $73 million favorable impact of foreign currency exchange rates. A decrease in net favorable prior year reserve development was largely offset by declines in the cost of catastrophes and large losses in the International group. Net favorable prior year reserve development totaled $168 million and $274 million in 2009 and 2008, respectively. Net favorable prior year reserve development in 2009 was driven by better than expected loss experience in the International group, particularly in the United Kingdom and in the Surety line of business in Canada. In addition, the Aviation and Property lines of business at Lloyd's experienced net favorable prior year reserve development in 2009. In the Bond & Financial Products group, better than expected loss experience for the contract surety business within the fidelity and surety product line for recent accident years also resulted in net favorable prior year reserve development in 2009. The cost of catastrophes included in claims and claim adjustment expenses in 2009 totaled $3 million, compared with $73 million in 2008.

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

        The amortization of deferred acquisition costs totaled $622 million in 2009, $30 million, or 5%, lower than the comparable 2008 total of $652 million. The declines were driven by the favorable impact of foreign currency exchange rates and changes in the mix of business.

        General and administrative expenses in 2009 totaled $579 million, slightly lower than $581 million in 2008. The decline in 2009 primarily reflected the favorable impact of foreign currency exchange rates, which was largely offset by an increase in employee-related expenses associated with growth initiatives. General and administrative expenses in 2008 were $9 million lower than in 2007, primarily reflecting a decrease in commission expense.

GAAP Combined Ratio

        In 2009, the loss and loss adjustment expense ratio of 52.1% was 0.9 points higher than the ratio of 51.2% in 2008. The 2009 ratio included a 5.1 point benefit from net favorable prior year reserve development and a 0.1 point impact from the cost of catastrophes, whereas the 2008 ratio included an 8.0 point benefit from net favorable prior year reserve development and a 2.3 point impact from the cost of catastrophes. The loss and loss adjustment expense ratio in 2009 adjusted for the cost of catastrophes and prior year reserve development was 0.2 points higher than the 2008 ratio on the same basis, as the impact of loss cost trends was partially offset by the favorable impact of lower large losses in the International group.

        The underwriting expense ratio of 36.0% for 2009 was level with the underwriting expense ratio in 2008. The 2008 expense ratio included a 0.2 point impact from hurricane-related assessments. Adjusting for that factor in 2008, the 2009 underwriting expense ratio was 0.2 points higher than the 2008 ratio.

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

Written Premiums

        Financial, Professional & International Insurance gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2009	2008	2007
Bond & Financial Products	$2,262	$2,378	$2,480
International	1,451	1,588	1,557

Total Financial, Professional & International Insurance	$3,713	$3,966	$4,037

	Net Written Premiums
(for the year ended December 31, in millions)	2009	2008	2007
Bond & Financial Products	$2,040	$2,126	$2,123
International	1,245	1,342	1,342

Total Financial, Professional & International Insurance	$3,285	$3,468	$3,465

        The Financial, Professional & International Insurance segment's gross written premiums of $3.71 billion in 2009 decreased 6% from 2008, and net written premiums of $3.29 billion in 2009 decreased 5% from 2008. The decline in gross and net written premiums was primarily attributable to the unfavorable impact of foreign currency exchange rates in the International group. The remainder of the decline was driven by the impact of the economic downturn on construction surety business volume and underwriting actions taken in the professional liability component of Bond & Financial Products' management liability business, partially offset by growth in Ireland.

        In the Bond & Financial Products group (excluding the surety line of business, for which the following are not relevant measures), business retention rates remained strong but decreased from 2008, primarily in professional liability. Renewal premium changes in 2009 increased slightly over 2008, as the impact of slight positive renewal rate changes on written premiums was largely offset by reduced insured exposures due to underwriting actions and lower levels of economic activity. New business levels in 2009 were lower than in 2008.

        In the International group (excluding the surety line of business, for which the following are not relevant measures), business retention rates in 2009 declined from 2008, primarily due to underwriting actions taken in the United Kingdom, Ireland and at the Company's operations at Lloyd's. Renewal premium changes improved over 2008 and new business levels declined when compared with 2008.

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

Personal Insurance

        Results of the Company's Personal Insurance segment were as follows:

(for the year ended December 31, in millions)	2009	2008	2007
Revenues:
Earned premiums	$7,117	$6,970	$6,803
Net investment income	422	421	559
Other revenues	84	75	90

Total revenues	$7,623	$7,466	$7,452

Total claims and expenses	$6,824	$6,855	$5,996

Operating income	$601	$465	$1,019

Loss and loss adjustment expense ratio	65.0%	66.2%	58.6%
Underwriting expense ratio	29.6	30.8	28.2

GAAP combined ratio	94.6%	97.0%	86.8%

Incremental impact of direct to consumer initiative on GAAP combined ratio	1.7%	0.5%	—%

Overview

        In 2009, operating income of $601 million was $136 million, or 29%, higher than in 2008, driven by a decline in the cost of catastrophes and a reduction in the estimate of property windpool assessments, partially offset by investments in the direct to consumer initiative and loss cost trends. The cost of catastrophes in 2009 totaled $278 million, compared with $618 million in 2008. The 2008 total was comprised of $541 million of claims and claim adjustment expenses and $77 million of property windpool assessments that were included in general and administrative expenses. Net favorable prior year reserve development in 2009 and 2008 totaled $135 million and $143 million, respectively.

        Operating income of $465 million in 2008 was $554 million, or 54%, lower than operating income in 2007, primarily reflecting an increase in the cost of catastrophes. Also contributing to the decline in 2008 were a reduction in net investment income, an increase in non-catastrophe related weather losses and loss cost trends. The cost of catastrophes in 2008 totaled $618 million, compared with $163 million in 2007. Net favorable prior year reserve development in 2008 and 2007 totaled $143 million and $152 million, respectively. In addition, results in 2007 benefited by $71 million from the Company's implementation of a new fixed agent compensation program.

        In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company, and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc. (collectively, Mendota). These subsidiaries primarily offered nonstandard automobile coverage and accounted for $49 million of net written premiums in the year ended December 31, 2007. The impact of this transaction was not material to the Company's results of operations or financial position.

Earned Premiums

        In 2009, earned premiums of $7.12 billion were $147 million, or 2%, higher than in 2008. The increase reflected continued strong business retention rates and new business levels, and renewal premium increases. Earned premiums of $6.97 billion in 2008 increased $167 million, or 2%, over earned premiums of $6.80 billion in 2007. Adjusting for the sale of Mendota in 2007, earned premiums in 2008 increased 3% over 2007. The increase reflected continued strong business retention rates and new business volume, coupled with continued renewal price increases.

Net Investment Income

        Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the change in the Company's net investment income in 2009 and 2008 as compared with the prior year.

Claims and Expenses

        In 2009, claims and claim adjustment expenses of $4.62 billion were slightly higher than in 2008, as the impacts of loss cost trends and increased business volume were largely offset by the decline in the cost of catastrophes. The cost of catastrophes included in claims and claim adjustment expenses in 2009 totaled $278 million, compared with $541 million in 2008. Catastrophe losses in 2009 primarily resulted from several wind and hail storms, as well as flooding. Catastrophe losses in 2008 primarily resulted from Hurricanes Ike and Gustav, as well as tornado, wind and hail storms in various regions of the United States throughout the year. Net favorable prior year reserve development in 2009 totaled $135 million, compared with $143 million in 2008. Net favorable prior year reserve development in 2009 primarily reflected favorable loss experience related to Hurricanes Ike and Katrina, as well as the 2007 California wildfires.

        Claims and claim adjustment expenses in 2008 totaled $4.62 billion, an increase of $629 million, or 16%, over 2007, primarily reflecting a significant increase in the cost of catastrophes, non-catastrophe weather related losses in the Homeowners and Other product line, the impact of loss cost trends and increased business volume. The cost of catastrophes included in claims and claim adjustment expenses in 2008 totaled $541 million, compared with $163 million in 2007. Catastrophe losses in 2008 primarily resulted from Hurricanes Ike and Gustav, as well as tornado, wind and hail storms in various regions of the United States throughout the year. Net favorable prior year reserve development in 2008 and 2007 totaled $143 million and $152 million, respectively. The 2008 net favorable prior year reserve development was primarily driven by favorable loss experience related to Hurricane Katrina, and better than expected loss experience from recent accident years for the Homeowners and Other product line. This improvement was driven in part by claim initiatives as well as better than expected outcomes on 2007 catastrophe-related claims. In addition, the Homeowners and Other product line experienced improvement in older accident years for the umbrella line as well as favorable experience from accident year 2007 for allied coverages due to less than expected claim activity. Net favorable prior year reserve development in 2007 of $152 million was driven by better than expected automobile loss experience due in part to claim initiatives and fewer than expected late reported homeowners' claims related to non-catastrophe weather events that occurred in the fourth quarter of 2006. In addition, a portion of net favorable prior year reserve development in the Homeowners and Other line of business in 2007 was attributable to a decrease in the number of claims due to changes in the marketplace, including higher deductibles and fewer small-dollar claims.

        The amortization of deferred acquisition costs totaled $1.42 billion in 2009, compared with $1.41 billion in 2008, consistent with earned premium levels in both years.

        The amortization of deferred acquisition costs totaled $1.41 billion in 2008, compared with $1.31 billion in 2007. The growth in amortization costs in 2008 primarily reflected the higher level of amortized commission expense in 2008 resulting from the Company's implementation of a new fixed agent compensation program in 2007, as well as an increase in business volume.

        In 2009, general and administrative expenses of $784 million were $45 million lower than the comparable 2008 total of $829 million. The decrease resulted from revised estimates of windpool assessments related to Hurricane Ike. During 2008, the Company recorded $77 million of estimated property windpool assessments in the Personal Insurance segment in general and administrative expenses. Subsequently, during the first half of 2009, the Company recorded a $48 million reduction in these estimated assessments due to a decline in estimated insurance industry losses related to Hurricane Ike. Adjusting for the impact of windpool assessments in both 2009 and 2008, general and administrative expenses in 2009 increased 11%, over 2008, primarily reflecting growth in business volume and continued investments to support business growth and product development, including the Company's direct to consumer initiative.

        General and administrative expenses totaled $829 million in 2008, an increase of $130 million, or 19% over the 2007 total of $699 million. The increase in 2008 included the impact of $77 million of estimated hurricane-related assessments. The remaining increase reflected growth in business volume and continued investments to support business growth and product development.

GAAP Combined Ratio

        In 2009, the loss and loss adjustment expense ratio of 65.0% was 1.2 points lower than the comparable 2008 ratio of 66.2%. The cost of catastrophes accounted for 3.9 points of the 2009 loss and loss adjustment expense ratio, whereas the loss and loss adjustment expense ratio for 2008 included a 7.8 point impact of the cost of catastrophes. The loss and loss adjustment expense ratio for 2009 and 2008 included 1.9 point and 2.1 point benefits, respectively from net favorable prior year reserve development. The loss and loss adjustment expense ratios adjusted for catastrophe losses and prior year reserve development for 2009 was 2.5 points higher than the 2008 ratio on the same basis, primarily reflecting the impact of loss cost trends.

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

        In 2009, the underwriting expense ratio of 29.6% was 1.2 points lower than the underwriting expense ratio of 30.8% in 2008. The 2009 underwriting expense ratio included a 0.7 point benefit from the reduction in the estimate of windpool assessments described above, whereas the 2008 underwriting expense ratio included a 1.1 point increase due to the impact related to the windpool assessments. Adjusting for these factors in both years, the underwriting expense ratio for 2009 was 0.6 points higher than the 2008 underwriting expense ratio, primarily reflecting expenses resulting from the Company's direct to consumer initiative.

        The underwriting expense ratio of 30.8% in 2008 was 2.6 points higher than the 2007 ratio of 28.2%. The 2008 ratio included a 1.1 point impact from estimated hurricane-related assessments, whereas the 2007 ratio included a 1.0 point benefit from the implementation of the new fixed agent compensation program. Adjusting for these factors, the 2008 expense ratio was 0.5 points higher than the adjusted expense ratio for 2007, primarily reflecting continued investments to support business growth and product development.

Agency Written Premiums

        Personal Insurance's gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries, and represents almost all of the Personal Insurance segment's gross and net written premiums:

	Gross Written Premiums
(for the year ended December 31, in millions)	2009	2008	2007
Agency Automobile	$3,610	$3,680	$3,673
Agency Homeowners and Other	3,809	3,599	3,471

Total Agency Personal Insurance	$7,419	$7,279	$7,144

	Net Written Premiums
(for the year ended December 31, in millions)	2009	2008	2007
Agency Automobile	$3,586	$3,651	$3,628
Agency Homeowners and Other	3,508	3,333	3,207

Total Agency Personal Insurance	$7,094	$6,984	$6,835

        Gross and net Agency written premiums in 2009 both increased by 2% over the comparable 2008 totals. In 2008, gross and net Agency written premiums also both increased 2% over the comparable 2007 totals. Mendota accounted for $49 million of both gross and net written premiums in 2007. Adjusting for the sale of Mendota in 2007, gross and net written premiums in 2008 both increased 3% over the 2007 totals.

        In 2009, net written premiums in the Agency Automobile line of business decreased 2% from 2008. The impact of increasing renewal premium changes was more than offset by declines in new business volume and business retention rates compared with 2008. In the Agency Homeowners and Other line of business, net written premiums in 2009 grew 5% over 2008, driven by increases in renewal premium changes. New business volume was consistent with 2008 and business retention rates remained strong and consistent with 2008.

        In the Agency Automobile line of business, net written premiums in 2008 increased 2% over 2007, adjusting for the sale of Mendota. Business retention rates in 2008 remained strong and were consistent with 2007. Renewal price changes in 2008 remained positive and consistent with 2007. New business levels in 2008 increased over 2007. In the Agency Homeowners and Other line of business, net written premiums in 2008 grew 4% over 2007. Business retention rates in 2008 remained strong and were consistent with 2007. Renewal price changes in 2008 remained positive but declined from 2007. New business levels also remained strong and increased slightly over 2007.

        For its Agency business, the Personal Insurance segment had approximately 7.4 million and 7.3 million active policies at December 31, 2009 and 2008, respectively. In the Agency Automobile line of business, active policies at December 31, 2009 decreased 3% from the same date in 2008. Active policies in the Agency Homeowners and Other line of business at December 31, 2009 grew by 3% over the same date in 2008.

Interest Expense and Other

(for the year ended December 31, in millions)	2009	2008	2007
Operating loss	$(233)	$(257)	$(209)

        The $24 million decline in operating loss for Interest Expense and Other in 2009 compared with 2008 primarily reflected a benefit of $28 million in 2009 from the favorable resolution of various prior year tax matters. After-tax interest expense in 2009 totaled $248 million, compared with $239 million in 2008.

        The $48 million increase in operating loss for Interest Expense and Other in 2008 compared with 2007 was primarily driven by a $52 million benefit in 2007 resulting from the favorable resolution of various prior year tax matters. The net loss in 2008 included after-tax interest expense of $239 million, compared with $224 million in 2007. The net loss in 2007 also included an after-tax loss of $25 million related to the Company's redemption of its 4.50% contingently convertible debentures in April 2007, consisting of the redemption premium paid and the write-off of remaining debt issuance costs.

ASBESTOS CLAIMS AND LITIGATION

        The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders. While the Company has experienced a decrease in new asbestos claims over the past several years, the Company continues to receive a significant number of asbestos claims from the Company's policyholders (which includes others seeking coverage under a policy), including claims against the Company's policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the focus by plaintiffs on previously peripheral defendants. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years. In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. The bankruptcy of many traditional defendants has also caused increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on previously peripheral defendants, contributes to the claims and claim adjustment expense payments experienced by the Company. The Company's asbestos-related claims and claim adjustment expense experience also has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.

        The Company continues to be involved in coverage litigation concerning a number of policyholders, some of whom have filed for bankruptcy, who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage. In these instances, policyholders also may assert that each individual bodily injury claim should be treated as a separate occurrence under the policy. It is difficult to predict whether these policyholders will be successful on both issues. To the extent both issues are resolved in a policyholder's favor and other Company defenses are not successful, the Company's coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders. Accordingly, although the Company has seen a moderation in the overall risk associated with these lawsuits, it remains difficult to predict the ultimate cost of these claims.

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

        Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which are subject to a number of contingencies, in connection with a number of these direct action claims. These settlement agreements had been approved by the court in connection with proceedings initiated by TPC in the Johns Manville bankruptcy court. On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court's orders, while vacating that portion of the bankruptcy court's orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Various parties appealed the district court's ruling to the U.S. Court of Appeals for the Second Circuit. On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the district court's approval of the bankruptcy court's order that barred the filing of certain direct action claims against TPC in the future. TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit's decision. Those petitions were granted and on June 18, 2009, the Supreme Court ruled in favor of the Company, reversing the Second Circuit's decision. However, since the Second Circuit had not ruled on several additional issues principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues. Oral argument before the Second Circuit on the remaining issues was held on October 22, 2009 and the parties await a ruling. Accordingly, the settlements are not yet final. (For a description of these matters, see "Part I—Item 3—Legal Proceedings").

        Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder at least annually. Among the factors which the Company may consider in the course of this review are: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of the policyholder's potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a product/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.

        In the third quarter of 2009, the Company completed its annual in-depth asbestos claim review. As in prior years, the review considered active policyholders and litigation cases for potential product and "non-product" liability. The "home office and field office" category (as defined below), which accounts for the vast majority of policyholders with active asbestos-related claims, again experienced an overall reduction in new claim filings. Overall gross defense and indemnity costs in these categories remained at similar levels to what the Company has experienced in recent years due to the continued high level of trial activity involving individuals alleging serious asbestos-related injury, rather than decreasing slightly as the Company had expected. While there was an aggregate decrease in the number of claims received, the number of policyholders tendering asbestos claims for the first time increased from the number tendering claims for the first time in 2008.

        The Company also noted the continuation of recent trends, which included:

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

        The Company's quarterly asbestos reserve review includes an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. Developing payment patterns among policyholders in the "home office and field office" and "assumed reinsurance and other" categories are also analyzed. In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. For certain policyholders an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined, and for those policyholders the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company's evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment. The completion of these reviews and analyses in the third quarter resulted in a $185 million increase in the Company's asbestos reserves, which was primarily driven by a slight increase in the Company's assumption for projected defense costs related to a broad range of policyholders. Overall, the company's assessment of the underlying asbestos environment did not change significantly from recent periods. The Company recorded a $70 million increase to asbestos reserves in 2008, which was driven by a change in the estimated costs associated with litigating asbestos coverage matters and a change in estimated losses for certain individual policyholders. The Company recorded no asbestos reserve additions in 2007.

        Net asbestos losses paid in 2009, 2008 and 2007 were $341 million, $658 million and $317 million, respectively. (Asbestos payments in 2008 included the Company's one-time net payment of $365 million associated with the settlement of the ACandS, Inc. matter). Approximately 41%, 59% and 20% of total net paid losses in 2009, 2008 and 2007, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

        The Company categorizes its asbestos reserves as follows:

	Number of Policyholders		Total Net Paid		Net Asbestos Reserves
(at and for the year ended December 31, $ in millions)	2009	2008	2009	2008	2009	2008
Policyholders with settlement agreements	18	23	$139	$389	$621	$749
Home office and field office	1,697	1,651	176	217	1,956	1,983
Assumed reinsurance and other	—	—	26	41	181	182
International	—	—	—	11	—	—

Total	1,715	1,674	$341	$658	$2,758	$2,914

        The "policyholders with settlement agreements" category includes structured settlements, coverage in place arrangements and, with respect to TPC, Wellington accounts. Reserves are based on the expected payout for each policyholder under the applicable agreement. Structured settlements are arrangements under which policyholders and/or plaintiffs agree to fixed financial amounts to be paid at scheduled times. Included in this category are TPC's settlements of the Statutory and Hawaii Actions and the Common Law Claims (collectively the Direct Action Settlement). Unless the bankruptcy court's order approving the settlement is reinstated and becomes final, the Direct Action Settlement will be voided and TPC will have no obligation to pay the amounts under the Direct Action Settlement (other than certain administrative expenses). In that event, the reserves assigned to the settlement will be returned to TPC's unallocated asbestos reserve. (For a description of these matters, see "Item 3—Legal Proceedings"). Coverage in place arrangements represent agreements with major policyholders on specified amounts of coverage to be provided. Payment obligations may be subject to annual maximums and are only made when valid claims are presented. Wellington accounts refer to the 35 defendants that are parties to a 1985 agreement settling certain disputes concerning insurance coverage for their asbestos claims. Many of the aspects of the Wellington agreement are similar to those of coverage in place arrangements in which the parties have agreed on specific amounts of coverage and the terms under which the coverage can be accessed.

        The "home office and field office" category relates to all other policyholders and also includes unallocated IBNR reserves and reserves for the costs of defending asbestos-related coverage litigation. Policyholders are identified for home office review based upon, among other factors: a combination of past payments and current case reserves in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential "non-product" exposures, size of policyholder and geographic distribution of products or services sold by the policyholder. In addition to IBNR amounts contained in the reserves for "home office and field office" policyholders and the costs of litigating asbestos coverage matters, the Company has established a reserve for further adverse development related to existing policyholders, new claims from policyholders reporting claims for the first time and policyholders for which there is, or may be, litigation and direct actions against the Company. The "assumed reinsurance and other" category primarily consists of reinsurance of excess coverage, including various pool participations.

        On January 29, 2009, the Company and PPG Industries, Inc ("PPG"), along with approximately 30 other insurers of PPG, agreed in principle to an agreement to settle asbestos-related coverage litigation under insurance policies issued to PPG. The tentative settlement agreement has been incorporated into the Modified Third Amended Plan of Reorganization ("Amended Plan") proposed as part of the Pittsburgh Corning Corp. ("PCC", which is 50% owned by PPG) bankruptcy proceeding. Pursuant to the proposed Amended Plan, which was filed on January 30, 2009, PCC, along with enumerated other companies (including PPG as well as the Company as a participating insurer), are to receive protections afforded by Section 524(g) of the Bankruptcy Code from certain asbestos-related bodily injury claims. Under the agreement in principle, the Company has the option to make a series of payments over the next 20 years totaling approximately $620 million to the Trust to be created under the Amended Plan, or it may elect to make a one-time discounted payment, which, as of June 30, 2010, would total approximately $443 million (approximately $414 million after reinsurance). The agreement in principle with PPG is subject to numerous contingencies, including final court approval of the Amended Plan, and the Company has no obligation to make the settlement payment until all contingencies are satisfied. The Company's obligations under this agreement in principle are included in the unallocated asbestos IBNR reserve.

        In December 2008, the Company completed the sale of Unionamerica, which comprised its United Kingdom-based runoff insurance and reinsurance businesses. Included in the claims and claim adjustment expense reserves transferred to the purchaser were gross and net asbestos reserves of $330 million and $232 million, respectively.

        The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2009	2008	2007
Beginning reserves:
Direct	$3,299	$4,353	$4,777
Ceded	(385)	(619)	(726)

Net	2,914	3,734	4,051

Incurred losses and loss expenses:
Direct	185	70	(1)
Ceded	—	—	1

Net	185	70	—

Losses paid:
Direct	387	794	423
Ceded	(46)	(136)	(106)

Net	341	658	317

Sale of subsidiary:
Direct	—	330	—
Ceded	—	(98)	—

Net	—	232	—

Ending reserves:
Direct	3,097	3,299	4,353
Ceded	(339)	(385)	(619)

Net	$2,758	$2,914	$3,734

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

        The Company continues to receive notices from policyholders tendering claims for the first time. These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. In recent years, the Company had experienced a decline in both the number of new policyholders tendering claims for the first time and the number of pending lawsuits between the Company and its policyholders pertaining to coverage for environmental claims. However, during 2009 the Company experienced an increase in the number of policyholders tendering claims for the first time and in the number of pending environmental-related coverage actions. In addition, the Company experienced upward development in the expected defense and settlement costs for certain of its pending policyholders. As a result, the Company increased its net environmental reserves by $70 million in the second quarter of 2009. In 2008, the Company increased its environmental reserves by $85 million as a result of upward development in the anticipated defense and settlement costs for certain of its pending policyholders. In 2007, the Company increased its environmental reserves by $185 million primarily in response to the moderation in the rate of decline in both the number of new policyholders tendering claims for the first time and the number of pending lawsuits between the Company and its policyholders pertaining to coverage for environmental claims.

        In December 2008, the Company completed the sale of Unionamerica, which comprised its United Kingdom-based runoff insurance and reinsurance businesses. Included in the claims and claim adjustment expense reserves transferred to the purchaser were gross and net environmental reserves of $40 million and $33 million, respectively.

        Net paid losses in 2009 and 2008 were $91 million and $128 million, respectively. At December 31, 2009, approximately 93% of the net environmental reserve (approximately $365 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $28 million), consists of case reserves.

        The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2009	2008	2007
Beginning reserves:
Direct	$400	$478	$413
Ceded	14	12	5

Net	414	490	418

Incurred losses and loss expenses:
Direct	85	85	182
Ceded	(15)	—	3

Net	70	85	185

Losses paid:
Direct	96	123	117
Ceded	(5)	5	(4)

Net	91	128	113

Sale of subsidiary:
Direct	—	40	—
Ceded	—	(7)	—

Net	—	33	—

Ending reserves:
Direct	389	400	478
Ceded	4	14	12

Net	$393	$414	$490

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

        As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2009 are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments. (Also, see "Part I—Item 3, Legal Proceedings").

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

INVESTMENT PORTFOLIO

        The Company's invested assets at December 31, 2009 totaled $74.97 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 4% in other investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal bonds, and taxable corporate and U.S. agency mortgage-backed bonds.

        The Company's fixed maturity portfolio at December 31, 2009 totaled $65.85 billion. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's insurance and debt obligations. The weighted average credit quality of the Company's fixed maturity portfolio, both including and excluding U.S. Treasury securities, was "Aa2" at December 31, 2009 and "Aa1" at December 31, 2008. The slight decline in the Company's average credit quality rating was due to the downgrading of a monoline bond insurer during the second quarter of 2009 and the downgrading of non-agency mortgage-backed securities. Below investment grade securities represented 2.7% and 2.0% of the total fixed maturity investment portfolio at December 31, 2009 and 2008, respectively. The downgrading of non-agency mortgage backed securities and an increase in the fair value of those and other below investment grade securities also resulted in an increase to our below investment grade securities. The average effective duration of fixed maturities and short-term securities was 3.9 (4.2 excluding short-term securities) at December 31, 2009 and 4.2 (4.6 excluding short-term securities) at December 31, 2008. The decline in duration resulted from the impact of declining market yields on existing holdings of municipal bonds and mortgage-backed securities (which impact the assumptions related to optional pre-payments and the related estimate of effective duration for callable securities), and the purchase of shorter-term fixed maturities during the second half of 2009.

        The following table sets forth the Company's combined fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2009, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$28,093	42.7%
Aa	24,861	37.8
A	7,000	10.6
Baa	4,091	6.2

Total investment grade	64,045	97.3
Below investment grade	1,802	2.7

Total fixed maturity investments	$65,847	100.0%

        Included in the Company's fixed maturity portfolio at December 31, 2009 were $1.96 billion of debt securities issued by foreign governments and $14.78 billion of corporate fixed maturities and redeemable preferred stock. These credit exposures are diversified across a number of countries and industries. The following table shows the industry sectors for those exposures.

(at December 31, 2009, in millions)	Carrying Value	Average Credit Rating
Credit Sector(1)
Government:
Debt securities issued by foreign governments	$1,957	Aaa

Corporate:
Financial
Bank	2,107	Aa3
Insurance	423	A2
Finance/leasing	113	Baa3
Brokerage and asset management	34	Baa2

Total financial	2,677
Industrial	7,080	Baa1
Public utility	1,737	A3
Sovereign corporate securities(2)	1,499	Aaa
Commercial mortgage-backed and project loans(3)	714	Aaa
Canadian municipal securities	669	Aa1
Asset-backed and other	400	A3

Total corporate	14,776

Total credit exposure	$16,733	A1

(1)
Credit sectors include debt securities issued by foreign governments, corporate bonds and redeemable preferred stocks.

(2)
Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Temporary Liquidity Guaranty and the Federal Ship Financing Programs.

(3)
Included in commercial mortgage-backed securities and project loans are $200 million of securities guaranteed by the U.S. government and $36 million by government sponsored enterprises.

        The Company's fixed maturity investment portfolio at December 31, 2009 included $41.33 billion of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico, and includes general obligation and revenue bonds issued by states, cities, counties, school districts, and similar issuers. On April 2, 2009, municipal securities issued by local governments within the United States were assigned a negative outlook by Moody's Investors Service. Included in the municipal bond portfolio are $6.06 billion of advance refunded or escrowed-to-maturity bonds. Advance refunded and escrowed-to-maturity bonds are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. Such escrow accounts are verified as to their sufficiency by an external auditor and almost exclusively involve U.S. Treasury securities. The following table shows the geographic distribution of the remaining $35.27 billion of municipal bonds at December 31, 2009 which were not advance refunded or escrowed-to-maturity.

State (in millions)	State General Obligation	Local General Obligation	Revenue	Total Fair Value	Average Quality Rating(1)
Texas	$438	$2,204	$1,422	$4,064	Aa1
California	115	1,668	436	2,219	Aa2
Illinois	350	1,020	672	2,042	Aa2
Virginia	201	693	735	1,629	Aaa/Aa1
Washington	446	756	421	1,623	Aa1
Florida	530	81	920	1,531	Aa1
Minnesota	450	663	206	1,319	Aaa/Aa1
New York	49	235	973	1,257	Aa1
Maryland	376	609	263	1,248	Aaa/Aa1
Arizona	—	524	708	1,232	Aa1
Georgia	444	427	331	1,202	Aa1
North Carolina	454	615	128	1,197	Aaa
Ohio	392	357	374	1,123	Aa1
All Others(2)	3,490	4,245	5,850	13,585	Aa1

Total	$7,735	$14,097	$13,439	$35,271	Aa1

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

        The Company bases its investment decision on the credit characteristics of the municipal security; however, its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. The downgrade during 2009 and 2008 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of the securities to the underlying rating of the respective security. Of the insured municipal securities in the Company's investment portfolio at December 31, 2009, approximately 98% were rated at A3 or above, and approximately 80% were rated at Aa3 or above, without the benefit of insurance. The Company believes that a further loss of the benefit of insurance would not result in a material adverse impact on the Company's results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company's ability and intent to hold the securities. The average credit rating of the underlying issuers of these securities was "Aa3" at December 31, 2009. The average credit rating of the entire municipal bond portfolio was "Aa1" at December 31, 2009 with and without the third-party insurance.

        At December 31, 2009 and 2008, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $714 million and $766 million, respectively. At December 31, 2009, approximately $236 million of these securities, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise and $20 million were comprised of Canadian non-guaranteed securities. The average credit rating of the $478 million of non-guaranteed securities at December 31, 2009 was "Aaa," and 91% of those securities were issued in 2004 and prior years. The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio's relatively small size and the underlying credit strength of these securities.

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

        At December 31, 2009 and 2008, the Company held CMOs classified as available for sale with a fair value of $2.58 billion and $2.84 billion, respectively (in addition to the CMBS securities of $714 million and $766 million, respectively, described above). Approximately 37% and 35% of the Company's CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2009 and 2008, respectively. In addition, at December 31, 2009 and 2008, the Company held $2.63 billion and $3.22 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans which are included with CMBS) mortgage-backed pass-through securities classified as available for sale. The average credit rating of all of the above securities was "Aa1" at December 31, 2009, and "Aaa" at December 31, 2008.

        The Company's fixed maturity investment portfolio at December 31, 2009 and 2008 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective fair value of $270 million and $206 million, respectively (comprising approximately 0.4% and 0.3% of the Company's total fixed maturity investments at December 31, 2009 and 2008, respectively). The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional asset-backed securities collateralized by sub-prime mortgages at discounted prices. The Company purchased $74 million and $47 million of such securities in the years ended December 31, 2009 and 2008, respectively. The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entity's requirements for credit score but do not meet the government-sponsored entity's guidelines for documentation, property type, debt and loan-to-value ratios. The average credit rating on these securities and obligations held by the Company was "A3" and "Aa2" at December 31, 2009 and 2008, respectively. Approximately $114 million of the Company's asset-backed securities collateralized by sub-prime and alternative documentation mortgages were downgraded in 2009. An additional $39 million of such securities were placed on credit watch during 2009. Approximately $81 million of the Company's asset-backed securities collateralized by sub-prime and alternative documentation mortgages were downgraded in 2008.

        The Company's real estate investments include warehouses and office buildings and other commercial land and properties that are directly owned. The Company's other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company's fixed maturity investments. While these asset classes have historically provided a higher return than fixed maturities, in 2009 and 2008 the returns were significantly lower than in prior periods and, in the aggregate, produced negative investment income, reflecting market conditions. At December 31, 2009 and 2008, the carrying value of the Company's other investments was $2.95 billion and $3.04 billion, respectively.

        The Company has engaged in securities lending activities from which it generates net investment income from the lending of certain of its investments to other institutions for short periods of time.

Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest. This collateral is held by a third-party custodian, and the Company has the right to access the collateral only in the event that the institution borrowing the Company's securities is in default under the lending agreement. Therefore, the Company does not recognize the receipt of the collateral held by the third-party custodian or the obligation to return the collateral. The loaned securities remain a recorded asset of the Company. The Company accepts only cash as collateral for securities on loan and restricts the manner in which that cash is invested. At December 31, 2009 and 2008, the Company had $90 million and $8 million, respectively, of securities on loan to others. The Company has not incurred any investment losses in its securities lending program for the years ended December 31, 2009, 2008 and 2007.

        The net unrealized investment gains (losses) that were included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(for the year ended December 31, in millions)	2009	2008	2007
Fixed maturities	$2,536	$(294)	$768
Equity securities	78	(82)	15
Other investments	216	123	155

Unrealized investment gains (losses) before tax	2,830	(253)	938
Tax expense (benefit)	969	(109)	318

Net unrealized investment gains (losses) at end of year	$1,861	$(144)	$620

        Net pretax unrealized investment gains totaled $2.83 billion at December 31, 2009, compared with net pretax unrealized investment losses of $253 million at December 31, 2008. The improvement in the Company's net unrealized gain position at December 31, 2009 over the prior year is primarily attributable to the Company's fixed maturity investments. The improved valuations on these holdings reflect the changing market conditions in 2009 which included a significant narrowing of credit spreads.

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

        Impairment charges included in net realized investment gains (losses) were as follows:

(for the year ended December 31, in millions)	2009	2008	2007
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	1	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	81	36	—
All other corporate bonds	88	283	37
Redeemable preferred stock	—	4	—

Total fixed maturities	169	324	37

Equity securities
Common stock	15	34	7
Non-redeemable preferred stock	64	40	—

Total equity securities	79	74	7

Other investments	10	22	26

Total	$258	$420	$70

        For the year ended December 31, 2009, the Company recognized the following other-than-temporary impairments:

  •
  $169 million in the fixed maturities portfolio, consisting of $81 million related to structured mortgage securities, $70 million related to the deteriorated financial position of various issuers and $18 million related to securities the Company either had the intent to sell or did not have the ability to assert an intention to hold until recovery in market value;

  •
  $79 million in the equity portfolio related to securities with respect to which it was determined that the cost basis of those securities would not be recovered over the expected holding period. The majority of these impairments were related to issuers in the financial industry; and

  •
  $10 million in other investments related to the decline in the financial condition of various issuers.

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

  •
  $74 million in the equity portfolio consisting of $26 million related to externally managed securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in fair value, $26 million related to securities with respect to which it was determined that the cost basis of those securities would not be recovered over the expected holding period and $22 million resulting from the intent or potential to sell prior to a recovery in fair value;

  •
  $14 million in the venture capital portfolio on 16 holdings, consisting of $6 million related to six holdings which were externally managed securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in fair value and ten holdings which experienced fundamental economic deterioration; and

  •
  $8 million in other investments of which $6 million related to the decline in the financial condition of a privately-held investment and $2 million resulted from the intent or potential to sell prior to a recovery in fair value.

        For the year ended December 31, 2007, the Company recognized the following other-than-temporary impairments:

  •
  $37 million in the fixed maturities portfolio, consisting of $23 million related to externally managed securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in fair value, and $14 million related to credit risk associated with various issuers' deteriorated financial position;

  •
  $7 million in the equity portfolio related to externally managed securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in fair value;

  •
  $10 million in the real estate portfolio, related to the decline in the financial condition of one real estate development property; and

  •
  $16 million in the venture capital portfolio on 14 holdings. Three of the holdings were public securities whose cost basis was not anticipated to be recovered over the expected holding period. Nine holdings experienced economic deterioration (characterized by less than expected revenues or a change in product). The remaining two holdings were impaired due to the impending sale, liquidation or shutdown of the entity.

        The Company had a net pretax unrealized gain of $2.54 billion in its fixed maturities portfolio at December 31, 2009, compared with a net pretax unrealized loss of $294 million at December 31, 2008. In 2009, yields on municipal fixed maturity securities declined, which increased the market value of the Company's portfolio of such securities. In addition, credit spreads narrowed on other non-municipal fixed maturity securities which also resulted in an increase in the market value of those securities.

        The following table summarizes, for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2009, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$11	$4	$24	$55	$94
Other	2	2	9	32	45

Total fixed maturities	13	6	33	87	139
Equity securities	6	5	—	—	11

Total	$19	$11	$33	$87	$150

        These unrealized investment losses at December 31, 2009 represent less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders' equity on an after-tax basis.

        For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.

        At December 31, 2009, below investment grade securities comprised 2.7% of the Company's fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2009 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $1.06 billion and a fair value of $927 million, resulting in a net pretax unrealized investment loss of $136 million. These securities in an unrealized loss position represented less than 2% of both the total amortized cost and the fair value of the fixed maturity portfolio at December 31, 2009. These securities accounted for 42% of the total pretax unrealized investment loss in the fixed maturity portfolio at December 31, 2009.

        Following are the pretax realized losses on investments sold during the year ended December 31, 2009:

(in millions)	Loss	Fair Value
Fixed maturities	$19	$866
Equity securities	2	24
Other	2	2

Total	$23	$892

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

        In making underwriting and reinsurance decisions for hurricane and earthquake exposures, the company uses third-party proprietary computer modeling in an attempt to estimate the likelihood that the loss from a single event occurring in a one-year timeframe will equal or exceed a particular amount. The tables below set forth the estimated probabilities that losses from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars and as a percentage of the Company's common equity). For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company's loss from a single U.S. hurricane occurring in a one-year timeframe would equal or exceed $1.1 billion, or 4 percent of the Company's common equity at December 31, 2009.

	Dollars (in billions)
Likelihood of Exceedance(1)	Single Hurricane	Single Earthquake
2.0% (1-in-50)	$0.9	$0.4
1.0% (1-in-100)	$1.1	$0.6
0.4% (1-in-250)	$2.1	$0.9
0.1% (1-in-1,000)	$4.5	$2.2

	Percentage of Common Equity(2)
Likelihood of Exceedance	Single Hurricane	Single Earthquake
2.0% (1-in-50)	4%	2%
1.0% (1-in-100)	4%	2%
0.4% (1-in-250)	8%	4%
0.1% (1-in-1,000)	18%	9%

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

(2)
The percentage of common equity is calculated by dividing (a) indicated loss amounts in dollars by (b) total common equity excluding net unrealized investment gain (loss) on investments, net of taxes. Net unrealized investment gains and losses can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends. Accordingly, in the opinion of the Company's management, the percentage of common equity calculated on this basis provides a useful metric for investors to understand the potential impact of a single hurricane or single earthquake on the Company's financial position.

        The threshold loss amounts in the tables above are net of reinsurance, after-tax and exclude loss adjustment expense, which historically has been less than 10% of loss estimates. The above threshold loss amounts reflect the most recent version of the modeling software. The amounts for hurricanes reflect U.S. exposures and include property exposures (other than offshore energy and marine exposures), property residual market exposures and an adjustment for certain non-property exposures. The amounts for earthquakes reflect U.S. and Canadian exposures and include property exposures and workers' compensation exposures. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated threshold loss amounts. This information in the tables is based on the Company's in-force portfolio and catastrophic reinsurance program as of December 31, 2009.

        Catastrophe modeling requires a significant amount of judgment and a number of assumptions and relies upon inputs based on experience, science, engineering and history. As a result, such models may fail to account for risks that are outside the range of normal probability or that are otherwise unforeseeable. Catastrophe modeling assumptions include, among others, the portion of purchased reinsurance that is collectible after a catastrophic event, which may prove to be materially incorrect. Consequently, catastrophe modeling estimates are subject to significant uncertainty. In the tables above, the uncertainty associated with the estimated threshold loss amounts increases significantly as the likelihood of exceedance decreases. In other words, in the case of a relatively more remote event (e.g., 1-in-1,000), the estimated threshold loss amount is relatively less reliable. Actual losses from an event could materially exceed the indicated threshold loss amount. In addition, more than one such event could occur in any period.

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

CHANGING CLIMATE CONDITIONS

        Severe weather events over the last several years have underscored the unpredictability of future climate trends and created uncertainty regarding insurers' exposures to financial loss as a result of catastrophe and other weather-related events. Some scientists believe that, in recent years, changing climate conditions have added to the unpredictability, frequency and severity of natural disasters. Accordingly, if climate conditions change in the future, the Company's catastrophe models may be less reliable.

        The Company discusses how potentially changing climate conditions may present other issues for its business under "Risk Factors" in Item 1A of this report and under "—Outlook" herein. For example, among other things:

  •
  Increasingly unpredictable and severe weather conditions could result in increased frequency and severity of claims under policies issued by the Company. See "Risk Factors—Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance" and "—Outlook—Underwriting Profitability."

  •
  Such changing climate conditions could also impact the creditworthiness of issuers of municipal and corporate securities in which the Company invests. For example, water supply adequacy could impact the creditworthiness of municipal bond issuers in the Southwestern U.S. and more frequent and/or severe hurricanes could impact the creditworthiness of issuers in the Southeastern U.S., among other areas. See "Risk Factors—Our investment portfolio may suffer reduced returns or material losses."

  •
  Increased regulation adopted in response to potential changes in climate conditions may impact the Company and its customers. For example, state insurance regulation could impact the Company's ability to manage property exposures in areas vulnerable to significant climate driven losses. If the Company is unable to implement risk based pricing, modify policy terms or reduce exposures to the extent necessary to address rising losses related to catastrophes and smaller scale weather events (should those increased losses occur), its business may be adversely affected. See "Risk Factors—Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance."

  •
  The full range of potential liability exposures related to climate change continues to evolve. Through the Company's Emerging Issues Committee and its Committee on Climate, Energy and the Environment, the Company works with its business units and corporate groups as appropriate to identify and try to assess climate change-related liability issues, which are continually evolving and often hard to fully evaluate. See "Risk Factors—The effects of emerging claim and coverage issues on our business are uncertain."

        Climate change regulation also could increase the Company's customers' costs of doing business. For example, insureds faced with carbon management regulatory requirements may have less available capital for investment in loss prevention and safety features which may, over time, increase loss exposures. Also, increased regulation may result in reduced economic activity, which would decrease the amount of insurable assets and businesses.

        The Company regularly reviews emerging issues, such as changing climate conditions, to consider potential changes to its modeling and the use of such modeling, as well as to help determine the need for new underwriting strategies, coverage modifications or new products. There can be no assurance that these efforts will be successful.

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

        The Company's reinsurance recoverables totaled $12.82 billion at December 31, 2009, a decline of $1.42 billion from year-end 2008, primarily reflecting various commutation agreements and collections on reinsurance recoverables, including those related to prior years' hurricane losses.

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

        The following table presents the Company's top five reinsurer groups by reinsurance recoverable at December 31, 2009 (in millions). Also included is the A.M. Best rating of each reinsurer group at February 18, 2010:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group's Predominant Reinsurer
Swiss Re Group	$895	A	third highest of 16 ratings
Munich Re Group	779	A+	second highest of 16 ratings
Transatlantic Holdings, Inc.	485	A	third highest of 16 ratings
XL Capital Group	398	A	third highest of 16 ratings
Berkshire Hathaway Group	386	A++	highest of 16 ratings

        At December 31, 2009, $2.4 billion of reinsurance recoverables were collateralized by letters of credit, trust agreements and funds held.

        Included in reinsurance recoverables are certain amounts related to structured settlements. Structured settlements comprise annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables as the Company retains the contingent liability to the claimant. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments. The following table presents the Company's top five groups by structured settlements at December 31, 2009 (in millions). Also included is the A.M. Best rating of the Company's predominant insurer from each insurer group at February 18, 2010:

Group	Structured Settlements	A.M. Best Rating of Group's Predominant Insurer
Old Mutual	$1,050	A-	fourth highest of 16 ratings
MetLife	529	A+	second highest of 16 ratings
Genworth	472	A	third highest of 16 ratings
Symetra	286	A	third highest of 16 ratings
ING Group	235	A	third highest of 16 ratings

        Many reinsurance companies and life insurance companies were negatively impacted by turbulent economic conditions during 2009 and 2008. A number of such companies have been subjected to downgrades and/or negative outlook changes by various ratings agencies, including those with which the Company conducts business. The Company considers these factors in assessing the adequacy of its allowance for uncollectible amounts.

OUTLOOK

        The following discussion provides outlook information for certain key drivers of the Company's results of operations and capital position.

        Premiums.    The Company's earned premiums are a function of net written premium volume. Net written premiums comprise both renewal business and new business, including the impact of audit premium adjustments, policy endorsements and mid-term cancellations, and are recognized as earned premium over the life of the underlying policies. When business renews, the amount of net written premiums associated with that business may increase or decrease (renewal premium change) as a result of increases or decreases in rate and/or insured exposures, which the Company considers as a measure of units of exposure. Net written premiums from both renewal and new business, and therefore earned premiums, are impacted by competitive market conditions and general economic conditions.

        The Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain high, generally consistent with recent periods, in each of its business segments. In the Business Insurance and the Financial, Professional & International Insurance segments, the Company expects renewal premium changes in 2010 will be similar to 2009 levels or modestly higher. With regard to the components comprising renewal premium changes, the Company expects that positive rate changes during 2010 will be largely offset by a decline in insured exposures. In the Personal Insurance segment, the Company expects that Agency Automobile renewal premium changes, while positive, will decrease slightly in 2010 from 2009 levels. For its Agency Homeowners' and Other business, the Company expects renewal premium changes in 2010 will remain generally consistent with 2009 levels.

        The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business. While property and casualty insurance market conditions are expected to remain competitive in 2010 for new business, the Company believes it is well-positioned to capitalize on new business opportunities as agents, brokers and customers seek to place business with high-quality carriers. In addition, the Company announced in 2009 that it launched a new distribution channel that markets personal insurance products directly to consumers, which is expected to generate modest growth in premium volume for Personal Insurance in 2010.

        While economic conditions have recently improved and U.S. gross domestic product experienced growth in the latter part of 2009, that trend may not continue and the U.S. economy may enter into a "double dip" recession. Further, if growth continues, it may be at a slow rate for an extended period of time. In addition, other economic conditions, such as the commercial and residential real estate environment and employment rates, may continue to be weak. If weak economic conditions persist or deteriorate, low levels of economic activity could impact exposure changes at renewal and our ability to write business at acceptable rates. Additionally, such low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could adversely impact net written premiums in 2010. Since earned premiums lag net written premiums, earned premiums could be adversely impacted in 2010 and into 2011.

        Underwriting Gain/Loss.    The anticipated impact of competitive market conditions and general economic conditions on the Company's earned premiums, as discussed above, coupled with an expected modest increase in loss costs, will likely result in modestly reduced underwriting profitability during 2010, as compared with 2009. In addition, the Company's direct to consumer initiative in the Personal Insurance segment, discussed above, while intended to enhance the Company's long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

        In recent periods, the Company has experienced net favorable prior year reserve development, driven by better than expected loss experience in all of the Company's segments for prior loss years. If better than expected loss experience continues, the Company may recognize additional net favorable prior year reserve development in 2010. However, better than expected loss experience may not continue or may reverse, in which case the Company may recognize no favorable prior year reserve development or unfavorable prior year reserve development in future periods. The ongoing review of prior year claim and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods.

        Catastrophe losses are inherently unpredictable from year to year, and the Company's results of operations would be adversely impacted by a significant increase in such losses in 2010.

        Investments.    The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively low average effective duration. The Company's invested assets at December 31, 2009 totaled $74.97 billion, of which 94% was invested in fixed maturity and short-term securities, with the remaining 6% invested in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships.

        Net investment income is a material contributor to the Company's results of operations. While investment returns are difficult to predict and inherently uncertain, in 2010 the Company expects investment returns for its fixed maturity investment portfolio to be generally consistent with recent periods, and returns for its short-term and non-fixed maturity investment portfolios to remain challenged. Short-term interest rates are expected to remain at or near historically low levels. The Company expects investment income in its non-fixed maturity investment portfolio to improve from 2009 levels, which were negative. However, if general economic conditions and/or capital market conditions deteriorate in 2010, the Company could also experience a reduction in net investment income and/or significant realized investment losses, including impairments.

        Capital Position.    The Company believes it has a strong capital position and expects to continue its common share repurchase program in 2010 as part of its continuing efforts to maximize shareholder value. During 2010, the Company expects to repurchase between $3.5 billion and $4.0 billion of its common shares under its share repurchase authorization. The actual amount of share repurchases may be materially less and will depend on a variety of factors, including the Company's earnings, corporate and regulatory requirements, share price, catastrophe losses, strategic initiatives and other market conditions.

        The Company had a net after-tax unrealized investment gain of $1.67 billion in its fixed maturity investment portfolio at December 31, 2009. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders' equity, and a declining interest rate environment would have the opposite effects.

        Many of the statements in this "Outlook" section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company's control. Actual results could differ materially from those expressed or implied by such forward-looking statements. Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them. See "—Forward Looking Statements." For a discussion of potential risks and uncertainties that could impact the Company's results of operations or financial position, see "Item 1A—Risk Factors" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in this report.

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

        At December 31, 2009, total cash, short-term invested assets and other readily marketable securities aggregating $2.14 billion were held at the holding company. The assets held at the holding company are sufficient to meet the holding company's current liquidity requirements and are almost twice the Company's target level. These liquidity requirements primarily include shareholder dividends and debt service. The Company intends to reduce the amount of holding company liquidity in 2010, subject to profitability, market conditions and other factors. The Company has a shelf registration with the Securities and Exchange Commission which permits it to issue securities from time to time. The Company also has a $1.0 billion line of credit facility with several financial institutions that expires in the second quarter of 2010. This line of credit also backs up the Company's $800 million commercial paper program, of which $100 million was outstanding at December 31, 2009. The Company is not reliant on its commercial paper program to meet its operating cash flow needs. The Company may decide to replace the existing credit agreement with a new credit agreement of a different amount or duration, or it could decide to replace the credit facility with other alternatives.

        The Company currently utilizes uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $474 million to provide much of the capital needed to support its operations at Lloyd's. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its operations at Lloyd's, which could include utilizing holding company funds on hand.

Operating Activities

        Net cash flows provided by operating activities totaled $4.23 billion, $3.14 billion and $5.29 billion in 2009, 2008 and 2007, respectively. Cash flows in 2009 reflected a decline in catastrophe loss payments, a higher level of reinsurance recoveries, a reduction in the amount of contributions to the Company's pension plan and lower claims and claim adjustment expense payments related to operations in runoff. Those runoff payments in 2008 included the Company's one-time net payment of $365 million associated with the final settlement of asbestos claims related to ACandS, Inc. During 2009 and 2008, the Company contributed $260 million and $450 million, respectively, to its pension plan.

        Cash flows in 2008 reflected an increase in claim payments (including the impact of higher catastrophe losses and the $365 million net asbestos settlement payment related to ACandS, Inc.) and a reduction in reinsurance recoveries compared with 2007. In addition, the Company made a $450 million contribution to its pension plan in 2008. No pension plan contribution was made in 2007. Cash flows in 2007 reflected higher levels of collected premiums and net investment income, lower claim payments on catastrophe losses, as well as lower runoff claim payments. Cash flows from operations in 2007 benefited from significant collections on reinsurance recoverables in both years, including those related to 2005 hurricane losses, operations in runoff (primarily Gulf) and various commutation agreements. These factors were partially offset by an increase in tax payments in 2007 resulting from higher profitability, expenses related to increased business volume and continued expenditures to support business growth and product development, and higher interest payments.

Investing Activities

        Net cash flows used in investing activities totaled $899 million, $162 million and $2.53 billion in 2009, 2008 and 2007, respectively. Fixed maturity securities accounted for the majority of investment purchases in all three years. Net cash available for use in investing activities in 2009 was principally provided by $4.23 billion of cash flows from operating activities, partially offset by $3.44 billion of cash used in financing activities (principally $3.29 billion for common share repurchases). In 2008, substantially all of the $3.14 billion in cash provided by operating activities was deployed for financing activities, principally for $2.20 billion of common share repurchases.

        The Company's consolidated total investments at December 31, 2009 increased by $4.23 billion from year-end 2008, primarily reflecting a $3.08 billion pretax increase in the unrealized appreciation of investments since year-end 2008 and investment purchases resulting from strong cash flows from operations, partially offset by $3.29 billion of common share repurchases made during 2009. The improvement in the Company's net unrealized investment gain position at December 31, 2009 over the prior year is primarily attributable to the Company's fixed maturity investments. The improved valuations on these holdings reflect the changing market conditions in 2009 which included a significant narrowing of credit spreads.

        The Company's management of the duration of the fixed maturity investment portfolio generally produces a duration that exceeds the estimated duration of the Company's net insurance liabilities. The average duration of fixed maturities and short-term securities was 3.9 (4.2 excluding short-term securities) at December 31, 2009 and 4.2 (4.6 excluding short-term securities) at December 31, 2008. The decline in duration resulted from the impact of declining market yields on existing holdings of municipal bonds and mortgage-backed securities (which impact the assumptions related to optional pre-payments and the related estimate of effective duration for callable securities), and the purchase of shorter-term fixed maturities during the second half of 2009.

        The primary goals of the Company's asset liability management process are to satisfy the insurance liabilities, manage the interest rate risk embedded in those insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows. Generally, the expected principal and interest payments produced by the Company's fixed maturity portfolio adequately fund the estimated runoff of the Company's insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed maturity portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of the Company's ability to fund claim payments without having to sell illiquid assets or access credit facilities.

Financing Activities

        Net cash flows used in financing activities totaled $3.44 billion, $2.87 billion and $2.95 billion in 2009, 2008 and 2007, respectively. The 2009 and 2008 totals primarily reflected common share repurchases, dividends to shareholders and the repayment of debt, partially offset by the proceeds from employee stock option exercises and the issuance of debt. The 2007 total primarily reflected common share repurchases, the early redemption of debt, the repayment of maturing debt and dividends to shareholders, partially offset by the issuance of debt and proceeds from employee stock option exercises.

Debt Transactions.

        2009.    On June 2, 2009, the Company issued $500 million aggregate principal amount of 5.90% senior notes that will mature on June 2, 2019. The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $494 million. Interest on the senior notes is payable semi-annually in arrears on June 2 and December 2 of each year. The senior notes are redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined) plus 35 basis points for the senior notes.

        On March 3, 2009, the Company's zero coupon convertible notes with an effective yield of 4.17% and a remaining principal balance of $141 million matured and were fully paid.

        2008.    On March 15, 2008, the Company's $400 million, 3.75% senior notes matured and were fully paid. On May 13, 2008, the Company issued $500 million aggregate principal amount of 5.80% senior notes that will mature on May 15, 2018. The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $496 million. Interest on the senior notes is payable semi-annually on May 15 and November 15. The senior notes are redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate plus 30 basis points for the senior notes.

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

        In May 2007, the Company issued $250 million aggregate principal amount of 5.375% senior notes due June 15, 2012 (the 2012 senior notes), $450 million aggregate principal amount of 5.75% senior notes due December 15, 2017 (the 2017 senior notes), and $800 million aggregate principal amount of 6.25% senior notes due June 15, 2037 (the 2037 senior notes). The total net proceeds of these three senior note issuances, after original issuance discounts and the deduction of underwriting expenses and commissions and other expenses, were approximately $1.47 billion. Interest on each of the senior note issuances is payable semi-annually on June 15 and December 15. Each series of senior notes is redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed, or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate plus 12.5 basis points for the 2012 senior notes, 15 basis points for the 2017 senior notes and 20 basis points for the 2037 senior notes. The Company applied a portion of the net proceeds of this offering to repay approximately $442 million of senior notes maturing on August 16, 2007 and to repay approximately $42 million of medium-term notes maturing in the third quarter of 2007. The remaining proceeds were used for general corporate purposes. Prior to applying these proceeds, the Company invested them in investment grade, marketable securities.

        In August 2007, the Company's $442 million, 5.01% senior notes matured and were fully paid.

        In 2007, medium-term notes with a cumulative par value of $72 million and interest rates ranging from 6.85% to 7.37% matured and were fully paid.

        The amounts of debt obligations, other than commercial paper, that becomes due in 2010, 2011 and 2012 are $273 million, $11 million and $250 million, respectively.

        Dividends.    Dividends paid to shareholders totaled $693 million, $715 million and $742 million in 2009, 2008 and 2007, respectively. On February 3, 2010, the Company's board of directors declared a quarterly dividend of $0.33 per share, payable March 31, 2010 to shareholders of record on March 10, 2010. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Company's board of directors and will depend upon many factors, including the Company's financial position, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

        Share Repurchases.    Since May 2006, the Company's board of directors has approved four common share repurchase authorizations, for a cumulative authorization of up to $16 billion of shares of the Company's common stock. Under these authorizations, the most recent of which totaled $6 billion and was approved by the board of directors in October 2009, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's earnings, corporate and regulatory requirements, share price, catastrophe losses, strategic initiatives and other market conditions. The following table summarizes repurchase activity in 2009 under these authorizations and remaining repurchase capacity at December 31, 2009.

Quarterly Period Ending	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2009	—	$—	$—	$3,809,857,539
June 30, 2009	18,450,066	750,030,914	40.65	3,059,826,625
September 30, 2009	20,826,981	1,000,035,439	48.02	2,059,791,186
December 31, 2009	30,095,982	1,550,088,479	51.50	6,509,702,707

Total	69,373,029	$3,300,154,832	$47.57	$6,509,702,707

        Since the inception of the repurchase authorizations in May 2006, the Company has repurchased a cumulative total of 193.2 million shares for a total cost of $9.49 billion, or $49.12 per share, through December 31, 2009.

        In 2009, 2008 and 2007, the Company acquired 1.5 million, 0.8 million and 1.7 million shares, respectively, of common stock from employees as treasury stock primarily to cover payroll withholding taxes related to the vesting of restricted stock awards and exercises of stock options.

Capital Resources

        Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company's capital structure at December 31, 2009 and 2008.

(at December 31, in millions)	2009	2008
Debt:
Short-term	$373	$242
Long-term	6,165	5,938
Net unamortized fair value adjustments and debt issuance costs	(11)	1

Total debt	6,527	6,181

Preferred shareholders' equity	79	89
Common shareholders' equity:
Common stock and retained earnings, less treasury stock	26,117	26,130
Accumulated other changes in equity from nonowner sources	1,219	(900)

Total shareholders' equity	27,415	25,319

Total capitalization	$33,942	$31,500

        The $2.44 billion increase in total capitalization from year-end 2008 reflected an increase in unrealized appreciation on investment securities, net income in 2009 and the issuance of debt, partially offset by common share repurchases, dividends to shareholders and debt maturities. The improvement in the Company's net unrealized gain position at December 31, 2009 over the prior year is primarily attributable to the Company's fixed maturity investments. The improved valuations on these holdings reflect the changing market conditions in 2009 which included a significant narrowing of credit spreads.

        The following table provides a reconciliation of total capitalization excluding net unrealized gain (loss) on investments to total capitalization presented in the foregoing table.

(at December 31, dollars in millions)	2009	2008
Total capitalization excluding net unrealized gain (loss) on investments	$32,081	$31,644
Net unrealized gain (loss) on investments, net of taxes	1,861	(144)

Total capitalization	$33,942	$31,500

Debt-to-total capital ratio	19.2%	19.6%

Debt-to-total capital ratio excluding net unrealized gain (loss) on investments	20.3%	19.5%

        The debt-to-total capital ratio excluding net unrealized gain (loss) on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized investment gain (loss) on investments, net of taxes. Net unrealized investment gains and losses can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends. Accordingly, in the opinion of the Company's management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company's financial leverage position. The Company's debt-to-total capital ratio of 20.3% at December 31, 2009 calculated on this basis approximated its targeted level.

        Line of Credit Agreement.    The Company has a $1.0 billion, five-year revolving credit agreement (the "credit agreement") with a syndicate of financial institutions that expires on June 10, 2010. Pursuant to covenants in the credit agreement, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times. The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control. At December 31, 2009, the Company was in compliance with these covenants and all other covenants related to its outstanding debt instruments. There was no amount outstanding under the credit agreement as of December 31, 2009. The Company is evaluating its options with regard to the forthcoming expiration of the credit agreement. The credit agreement provides back-up liquidity for the Company's $800 million commercial paper program, of which $100 million was outstanding at December 31, 2009.

        In December 2008, the Company filed with the Securities and Exchange Commission a universal shelf registration statement for the potential offering and sale of securities to replace its expiring universal shelf registration statement. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering. During 2009, the Company issued securities with a principal amount of $500 million under the new shelf registration statement, and in 2008, the Company issued securities with a principal amount of $500 million under the prior shelf registration statement.

        Share Repurchase Authorization.    At December 31, 2009, the Company had $6.51 billion of capacity remaining under its share repurchase authorization approved by the board of directors.

Contractual Obligations

        The following table summarizes, as of December 31, 2009, the Company's future payments under contractual obligations and estimated claims and claims related payments. The table excludes short-term obligations and includes only liabilities at December 31, 2009 that are expected to be settled in cash.

        The table below includes the amount and estimated future timing of claims and claim related payments. The amounts do not represent the exact liability, but instead represent estimates, generally utilizing actuarial projections techniques, at a given accounting date. These estimates include expectations of what the ultimate settlement and administration of claims will cost based on the Company's assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation or deflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer. The future cash flows related to the items contained in the table below required estimation of both amount (including severity considerations) and timing. Amount and timing are frequently estimated separately. An estimation of both amount and timing of future cash flows related to claims and claim related payments is generally reliable only in the aggregate with some unavoidable estimation uncertainty.

        The contractual obligations related to debt, operating leases, purchase obligations, long-term unfunded investment commitments, estimated claims and claims related payments (gross of the estimated reinsurance recoveries) and liabilities related to unrecognized tax benefits, at December 31, 2009 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt
Medium-term notes	$21	$21	$—	$—	$—
Senior notes	5,150	250	250	500	4,150
Junior subordinated debentures	1,254	—	—	—	1,254
Private placement notes	13	2	11	—	—

Total debt principal	6,438	273	261	500	5,404
Interest	5,294	390	748	690	3,466

Total long-term debt obligations(1)	11,732	663	1,009	1,190	8,870

Operating leases(2)	681	174	252	148	107

Purchase obligations
Information systems administration and maintenance commitments(3)	117	55	54	8	—
Reinsurance brokerage commitment(4)	44	20	24	—	—
Other purchase commitments(5)	75	23	10	10	32

Total purchase obligations	236	98	88	18	32

Long-term unfunded investment commitments(6)	1,319	297	377	457	188

Estimated claims and claims related payments
Claims and claim adjustment expenses(7)	54,290	12,030	14,549	8,797	18,914
Claims from large deductible policies (8)	—	—	—	—	—
Loss-based assessments(9)	238	34	55	25	124
Reinsurance contracts accounted for as deposits(10)	1	1	—	—	—
Payout from ceded funds withheld(11)	250	6	129	11	104

Total estimated claims and claims related payments	54,779	12,071	14,733	8,833	19,142

Liabilities related to unrecognized tax benefits(12)	2,126	—	1,734	392	—

Total	$70,873	$13,303	$18,193	$11,038	$28,339

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

(4)
In connection with the sale of its insurance brokerage operations, the Company committed to acquire brokerage services from the buyer through May 16, 2012. See note 15 of notes to the Company's consolidated financial statements.

(5)
Includes commitments to vendors entered into in the ordinary course of business for goods and services including office supplies, archival services, etc.

(6)
Represents estimated timing for fulfilling unfunded commitments for private equity limited partnerships and real estate partnerships.

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

    In order to qualify for reinsurance accounting, a reinsurance agreement must indemnify the insurer from insurance risk, i.e., the agreement must transfer amount and timing risk. Since the timing and amount of cash inflows from such reinsurance agreements are directly related to the underlying payment of claims and claim adjustment expenses by the insurer, reinsurance recoverables are recognized in a manner consistent with the liabilities (the estimated liability for claims and claim adjustment expenses) relating to the underlying reinsured contracts. The presence of any feature that can delay timely reimbursement of claims by a reinsurer results in the reinsurance contract being accounted for as a deposit rather than reinsurance (see below). The assumptions used in estimating the amount and timing of the reinsurance recoverables are consistent with those used in estimating the amount and timing of the related liabilities.

    Reinsurance agreements that do not transfer both amount and timing risk are accounted for as deposits and included in "Reinsurance contracts accounted for as deposits" in the table above.

    The estimated future cash inflows from the Company's reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Reinsurance recoverables	$12,459	$2,582	$3,199	$2,027	$4,651

      The Company manages its business and evaluates its liabilities for claims and claim adjustment expense on a net of reinsurance basis. The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Claims and claim adjustment expenses, net	$41,831	$9,448	$11,350	$6,770	$14,263

      For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2009.

      The amounts reported in the table above and in the table of reinsurance recoverables above are presented on a nominal basis and have not been adjusted to reflect the time value of money. Accordingly, the amounts above will differ from the Company's balance sheet to the extent that the liability for claims and claim adjustment expenses and the related reinsurance recoverables have been discounted in the balance sheet. (See note 1 of notes to the Company's consolidated financial statements.)

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

      The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables for workers' compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/receivables	$5,797	$1,442	$1,608	$854	$1,893
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

(12)
The Company's gross current and deferred liabilities related to unrecognized tax benefits from uncertain tax positions are $2,126 million. Offsetting these liabilities are current and deferred tax assets in the following amounts associated with the temporary differences that would exist if these positions become realized:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Receivables related to unrecognized tax benefits	$2,060	$—	$1,669	$391	$—

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

        The insurance holding company laws of other states in which the Company's subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $3.49 billion is available by the end of 2010 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries. The Company may choose to accelerate the timing within 2010 and/or increase the amount of dividends from its insurance subsidiaries in 2010, which could result in certain dividends being subject to approval by those Insurance Departments. The holding company received $3.54 billion of dividends from its domestic insurance subsidiaries in 2009, including a $500 million dividend that received regulatory approval.

Risk-Based Capital

        The NAIC adopted RBC requirements for property casualty companies to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2009, all of the Company's insurance subsidiaries had adjusted capital in excess of amounts requiring any company or regulatory action.

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

        A portion of the Company's gross claims and claim adjustment expense reserves are for asbestos and environmental claims and related litigation, which totaled $3.49 billion at December 31, 2009. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs' expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company's management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company's future operating results. See the preceding discussion of "Asbestos Claims and Litigation" and "Environmental Claims and Litigation."

        Gross claims and claim adjustment expense reserves by product line were as follows:

	2009			2008
(at December 31, in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,368	$11,542	$17,910	$6,529	$11,912	$18,441
Property	1,211	771	1,982	1,414	858	2,272
Commercial multi-peril	1,878	1,762	3,640	1,988	1,968	3,956
Commercial automobile	2,262	1,294	3,556	2,413	1,408	3,821
Workers' compensation	9,355	7,122	16,477	9,419	6,872	16,291
Fidelity and surety	661	1,091	1,752	677	1,081	1,758
Personal automobile	1,457	994	2,451	1,448	1,043	2,491
Homeowners and personal—other	633	717	1,350	633	800	1,433
International and other	2,003	1,933	3,936	2,140	2,043	4,183

Property-casualty	25,828	27,226	53,054	26,661	27,985	54,646
Accident and health	64	9	73	68	9	77

Claims and claim adjustment expense reserves	$25,892	$27,235	$53,127	$26,729	$27,994	$54,723

        The amounts previously disclosed above at December 31, 2008 for general liability and commercial auto IBNR reserves have been increased and decreased by $103 million, respectively, to correct a classification error at December 31, 2008. In addition, the amounts previously disclosed at December 31, 2008 for commercial multi-peril case and IBNR reserves, as well as the total case and IBNR reserves, have been increased and decreased by $172 million, respectively, to correct a classification error at December 31, 2008. These reclassifications had no impact on total claims and claim adjustment expense reserves reported at December 31, 2008.

        The $1.60 billion decline in gross claims and claim adjustment expense reserves since December 31, 2008 primarily reflected ongoing claims and claim adjustment expense activity, including losses incurred and payments, as well as favorable prior year reserve development and payments related to operations in runoff.

        Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table. Asbestos and environmental reserves are discussed separately; see "Asbestos Claims and Litigation", "Environmental Claims and Litigation" and "Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves."

General Discussion

        The process for estimating the liabilities for claims and claim adjustment expenses begins with the collection and analysis of claim data. Data on individual reported claims, both current and historical, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics (components) and evaluated by actuaries in their analyses of ultimate claim liabilities by product line. Such data is occasionally supplemented with external data as available and when appropriate. The process of analyzing reserves for a component is undertaken on a regular basis, generally quarterly, in light of continually updated information.

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

        Lastly, significant structural changes to the available data, product mix or organization can also materially impact the reserve estimation process. Events such as mergers increase the inherent uncertainty of reserve estimates for a period of time, until stable trends re-establish themselves within the new organization.

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

Actuarial methods for analyzing and estimating claims and claim adjustment expense reserves

        The principal estimation and analysis methods utilized by the Company's actuaries are the paid development method, the case incurred development method, the Bornhuetter-Ferguson (BF) method, and average value analysis combined with the reported claim development method. The BF method is usually utilized for more recent accident periods, with a transition to other methods as the underlying claim data becomes more voluminous and therefore more credible. These are typically referred to as traditional actuarial methods. (See Glossary for an explanation of these methods).

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

        The Audit Committee of the Board of Directors is responsible for providing oversight of reserving propriety, and annually reviews the process by which the Company establishes reserves.

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

        Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -5% to 14% (averaging

4%) for the Company and from -5% to 7% (averaging 1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. Because the high end of the Company's range of historical adverse development comes from certain businesses that the Company has since exited, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. General liability reserves (excluding asbestos and environmental) represent approximately 28% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line, excluding estimated asbestos and environmental amounts, was -5% for 2009, -5% for 2008 and -2% for 2007. The 2009 and 2008 changes primarily reflected significant favorable prior year reserve development, driven by several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The 2007 change was driven by better than expected loss development for recent accident years attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -34% to 26% (averaging -7%) for the Company, and from -14% to 7%

(averaging -3%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. Because the high end of the Company's range of historical adverse development comes from certain businesses that the Company has since exited, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Property reserves represent approximately 4% of the Company's total loss reserves.

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

        The Company's change in reserve estimate for this product line was -9% for 2009, -22% for 2008 and -18% for 2007. The 2009 change was primarily driven by better than expected loss development in the 2007 and 2008 accident years for certain large national property and inland marine exposures. In addition, the 2005 accident year experience improved due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The 2008 change was primarily driven by favorable development in the 2007 accident year for certain large property, national programs and ocean marine claim exposures, and improvements in the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The 2007 change was due to fewer than expected late reported claims related to non-catastrophe weather events that occurred late in 2006 as well as better than expected frequency and severity due in part to changes in the marketplace, such as higher deductibles and lower policy limits. In addition, the property product line experienced better than expected large loss outcomes which were partially attributable to favorable litigation resolutions.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -16% to 2% (averaging -5%) for the Company, and from -5% to 6% (averaging 1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves (excluding asbestos and environmental reserves) represent approximately 7% of the Company's total loss reserves.

        As discussed above, this line combines general liability and property coverages and it has been impacted in the past by many of the same events as those two lines.

        The Company's change in reserve estimate for this product line was -8% for 2009, -16% for 2008 and -8% for 2007. The 2009 and 2008 changes were attributable to several factors, including improved legal and judicial environments, and enhanced risk control, underwriting and claim process initiatives. Also contributing to the change was improvement in the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The 2007 change was attributable to better than expected results due to, among other factors, increasingly favorable legal and judicial environments as well as enhanced risk control, underwriting and claim process initiatives.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -10% to 9% (averaging -2%) for the Company, and from -3% to 9% (averaging 2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 7% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line was -6% for 2009,-7% for 2008 and -10% for 2007. The 2009 and 2008 changes were a result of better than expected loss development, primarily for recent accident years, which was attributable to several factors, including improved legal and judicial environments, and enhanced risk control, underwriting and claim process initiatives. The 2007 change was due to better than expected loss development, for recent accident years, as a result of more favorable legal and judicial environments, claim handling initiatives and, the Company believes, improvements in auto safety technology.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -2% to 2% (averaging 0%) for the Company, and from -1% to 4% (averaging 1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers' compensation reserves represent approximately 31% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line was -1% in 2009, 1% for 2008 and 0% for 2007.

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

        Surety has certain components that are generally considered short tail coverages with short reporting lags, although large individual construction and commercial surety contracts can result in a long settlement tail, based on the length and complexity of the construction project or commercial transaction being insured. (Large construction projects can take many years to complete.) The frequency of losses in surety correlates with economic cycles as the primary cause of surety loss is the inability of the Company's insureds to perform financially. The volatility of surety losses is generally related to the type of business performed by the insured, the type of bonded obligation, the amount of limit exposed to loss and the amount of assets available to the insurer to mitigate losses, such as unbilled contract funds, collateral, first and third party indemnity, and other security positions of an insured's assets. Certain classes of surety claims are very high severity, low frequency in nature. These can include large construction contractors involved with one or multiple large, complex projects as well as certain large commercial surety exposures. Other claim factors affecting reserve variability of surety include litigation related to amounts owed by and due the insured (e.g., salvage and subrogation efforts) and the results of financial restructuring of an insured.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -10% to 138% (averaging 21%) for the Company, and from -13% to 24% (averaging 5%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. Because the high end of the Company's range was due to acquired business in 2004, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Fidelity and surety reserves represent approximately 3% of the Company's total loss reserves.

        In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

        The Company's change in reserve estimate for this product line was -7% for 2009, -10% for 2008 and -1% for 2007. The 2009 and 2008 changes were a result of better than expected loss experience for the contract surety business within this product line, primarily driven by favorable settlements on large claims from older accident years.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -9% to 1% (averaging -3%) for the Company, and from -4% to 0% (averaging -2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 5% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line was 0% for 2009, -1% for 2008 and -5% for 2007. The decreases in 2008 and 2007 were primarily due to better than expected results from changes in claim handling practices as well as initiatives to fight fraud.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -31% to 3% (averaging -12%) for the Company, and from -8% to 11% (averaging -2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Homeowners and personal lines other reserves represent approximately 2% of the Company's total loss reserves.

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

        The Company's change in reserve estimate for this product line was -14% for 2009, -13% for 2008 and -3% for 2007. The 2009 change primarily reflected favorable loss experience related to Hurricanes Ike and Katrina, as well as the 2007 California wildfires. The 2008 change was primarily driven by favorable loss experience related to Hurricane Katrina, by claim initiatives, by better than expected outcomes on 2007 catastrophe-related claims and by improvements in older accident years for the umbrella line. The 2007 change was due to fewer than expected late reported claims related to non-catastrophe weather events that occurred in the fourth quarter of 2006. In addition, a portion of the change was attributable to a decrease in the number of claims due to changes in the marketplace, including higher deductibles and fewer small-dollar claims.

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

        The reinsurance agreements that the Company entered into as part of its catastrophe bond programs are dual trigger contracts and meet the requirements to be accounted for as reinsurance in accordance with guidance for accounting for reinsurance contracts. The Company's catastrophe bond programs are described in more detail in the "Catastrophe Reinsurance Coverage" section herein.

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

        Recoverables attributable to structured settlements relate primarily to personal injury claims, of which workers' compensation claims comprise a significant portion, for which the Company has purchased annuities and remains contingently liable in the event of a default by the companies issuing the annuities. Recoverables attributable to mandatory pools and associations relate primarily to workers' compensation service business. These recoverables are supported by the participating insurance companies' obligation to pay a pro rata share based on each company's voluntary market share of written premium in each state in which it is a pool participant. In the event a member of a mandatory pool or association defaults on its share of the pool's or association's obligations, the other members' share of such obligation increases proportionally.

        The following table summarizes the composition of the Company's reinsurance recoverable assets:

(at December 31, in millions)	2009	2008
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$8,138	$9,376
Allowance for uncollectible reinsurance	(523)	(618)

Net reinsurance recoverables	7,615	8,758
Structured settlements	3,456	3,517
Mandatory pools and associations	1,745	1,957

Total reinsurance recoverables	$12,816	$14,232

        The $1.14 billion decline in net reinsurance recoverables since year-end 2008 reflected cash collections, several commutation agreements and the impact of net favorable prior year reserve development.

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

        For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly used for its fixed maturity investments. The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third-party market participant would be willing to pay in an arm's length transaction.

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

        The Company reviews the estimates of fair value provided by the pricing service and compares the estimates to the Company's knowledge of the market to determine if the estimates obtained are representative of the prices in the market. The Company produces a report monthly that lists all price changes from the previous month in excess of 10%. The Company reviews the report and will challenge any prices deemed not to be representative of fair value. In addition, the Company has implemented various other processes including randomly selecting purchased or sold securities and comparing execution prices to the estimates from the pricing service as well as reviewing reports that contain securities whose valuation did not change from their previous valuation (stale price review). The Company also uses an additional independent pricing service to further test the primary pricing service's valuation of the Company's fixed maturity portfolio. These processes have not highlighted any significant issues with the fair value estimates received from the pricing service.

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

Other Investments

Common Stock with Transfer Restrictions and Other

        The Company holds one public common stock with transfer restrictions, with a fair value of $213 million. At December 31, 2009, the fair value of this common stock was determined by adjusting the observed market price of the security for a liquidity discount which takes into consideration the restriction on the common stock that existed at December 31, 2009 and is based on market observable inputs. As a result of adjusting the market price to consider the transfer restriction, the Company discloses this security in Level 2. The Company holds investments in non-public common and preferred equity securities, with a fair value estimate of $60 million at December 31, 2009, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2009 in the amount disclosed in Level 3. The Company holds investments in various publicly-traded securities which are reported in other investments. The $46 million fair value of these investments at December 31, 2009 is disclosed in Level 1. These investments include securities in the Company's trading portfolio ($24 million), mutual funds ($15 million) and other small holdings ($7 million).

Derivatives

        The Company holds non-public warrants in a public company and has convertible bonds containing embedded conversion options that are valued separately from the host bond contract. The Company estimates fair value for the warrants using an option pricing model with observable market inputs. Because the warrants are not market traded and information concerning market participants is not available, the Company includes the fair value estimate of $94 million at December 31, 2009 in the amount disclosed in Level 3—other investments. The valuation of the warrants is comprised of two components: the intrinsic value (i.e., the difference between the warrant strike price and the current share price of the underlying stock) and a modeled value that represents the additional price that a market participant would be willing to pay to purchase the warrants based on the remaining time to the warrants' expiration, the volatility of the underlying stock, expected dividends and current interest rates. The estimated fair value at December 31, 2009, of $94 million was comprised of $68 million of intrinsic value and $26 million of modeled value. While the value of both components will change as a result of changes in the fair value of the underlying stock, the modeled value will eventually decrease to zero as the expiration date of the warrants, which is November 1, 2012, is approached.

Valuation of Investments Not Reported at Fair Value in Financial Statements

Short-term Securities

        The Company's short-term securities consist of Aaa-rated registered money market funds and high-quality commercial paper (primarily A1/P1) with a combined average of 27 days to maturity at December 31, 2009. It is the Company's policy to not invest in structured products for its short-term securities. The Company believes that there is insignificant credit risk in its short-term portfolio and that amortized cost approximates fair value. The Company includes short-term securities in its impairment monitoring to identify any credit issues.

Real Estate

        Real estate is recorded on the purchase date at the purchase price, which generally represents fair value, and is supported by internal analysis or external appraisals, using discounted cash flow analyses and other acceptable valuation techniques. Real estate held for investment purposes is subsequently carried at the Company's cost, less accumulated depreciation.

Other Investments

        The Company's investment portfolio includes other investments not carried at fair value which include private equity limited partnerships, hedge funds, real estate partnerships (together, partnerships) and mortgage loans. The Company uses the equity method of accounting for its investments in partnerships, and amortized cost is used for mortgage loans.

        The partnerships and the hedge funds generally report investments on their balance sheet at fair value. The financial statements prepared by the investee are received by the Company on a lag basis, with the lag period generally dependent upon the type of underlying investments. The private equity and real estate partnerships provide financial information quarterly which is generally available to investors, including the Company, within three to six months following the date of the reporting period. The hedge funds provide financial information monthly, which is generally available to investors within one month following the date of the reporting period. The Company regularly requests financial information from the partnerships prior to the receipt of the partnerships' financial statements, and records any material information obtained from these requests in the financial statements.

Investment Impairments

        The Company conducts a periodic review to identify and evaluate invested assets having other-than-temporary impairments. Some of the factors considered in identifying other-than-temporary impairments include: (1) for fixed maturity investments, whether the Company intends to sell the investment or whether it is more likely than not that the Company will be required to sell the investment prior to an anticipated recovery in value; (2) for non-fixed maturity investments, the Company's ability and intent to retain the investment for a reasonable period of time sufficient to allow for an anticipated recovery in value; (3) the likelihood of the recoverability of principal and interest for fixed maturity securities (i.e., whether there is a credit loss), or cost for equity securities; (4) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities; and (5) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices.

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

        Upon recognizing an other-than-temporary impairment, the new cost basis of the investment is the previous amortized cost basis less the other-than-temporary impairment recognized in net realized investment gains (losses). The new cost basis is not adjusted for any subsequent recoveries in fair value; however, for fixed maturity investments, the difference between the new cost basis and the expected cash flows is accreted on a quarterly basis to net investment income over the remaining expected life of the investment.

        Due to the subjective nature of the Company's analysis and estimates of future cash flows, along with the judgment that must be applied in the analysis, it is possible that the Company could reach a different conclusion whether or not to impair a security if it had access to additional information about the issuer. Additionally, it is possible that the issuer's actual ability to meet contractual obligations may be different than what the Company determined during its analysis, which may lead to a different impairment conclusion in future periods.

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

        For non-structured fixed maturities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, debt securities issued by foreign governments and certain corporate debt) the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by the Company. The Company determines the undiscounted recovery value by allocating the estimated value of the issuer to the Company's assessment of the priority of claims. The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame. Generally, that time frame for securities for which the issuer is in bankruptcy is 12 months. For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally 24 months. Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount.

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

        For structured fixed maturity securities (primarily residential and commercial mortgage-backed securities, collateralized mortgage obligations and pass-through securities), the Company estimates the present value of the security by projecting future cash flows of the assets underlying the securitization, allocating the flows to the various tranches based on the structure of the securitization, and determining the present value of the cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows). The Company incorporates levels of delinquencies, defaults and severities as well as credit attributes of the remaining assets in the securitization, along with other economic data, to arrive at its best estimate of the parameters applied to the assets underlying the securitization. In order to project cash flows, the following assumptions are applied to the assets underlying the securitization: (1) voluntary prepayment rates, (2) default rates and (3) loss severity. The key assumptions made for the Prime, Alt-A and Sub-Prime mortgage-backed securities at December 31, 2009 were as follows:

(at December 31, 2009)	Prime	Alt-A	Sub-Prime
Voluntary prepayment rates	2% - 15%	1% - 8%	1% - 6%
Percentage of remaining pool liquidated due to defaults	5% - 55%	23% - 75%	31% - 90%
Loss severity	35% - 60%	50% - 75%	70% - 80%

Changes in Intent to Sell Temporarily Impaired Assets

        The Company may, from time to time, sell invested assets subsequent to the balance sheet date that it did not intend to sell at the balance sheet date. Conversely, the Company may not sell invested assets that it asserted that it intended to sell at the balance sheet date. Such changes in intent are generally due to events occurring subsequent to the balance sheet date. The types of events that may result in a change in intent include, but are not limited to, significant changes in the economic facts and circumstances related to the invested asset (e.g., a downgrade or upgrade from a rating agency), significant unforeseen changes in liquidity needs, or changes in tax laws or the regulatory environment.

Real Estate Investments

        On at least an annual basis, the Company obtains independent appraisals for substantially all of its real estate investments. In addition, the carrying value of all real estate property is reviewed for impairment on a quarterly basis or when events or changes in circumstances indicate that the carrying amount may not be recoverable. The review for impairment considers the valuation from the independent appraisal, when applicable, and incorporates an estimate of the undiscounted cash flows expected to result from the use and eventual disposition of the real estate property. An impairment loss is recognized if the expected future undiscounted cash flows are less than the carrying value of the real estate property. The impairment loss is the amount by which the carrying amount exceeds fair value.

Other Investments

Investments in Private Equity Limited Partnerships, Hedge Funds and Real Estate Partnerships

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

Mortgage Loans

        A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and the fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market returns. The Company did not have any impaired mortgage loans at December 31, 2009 and 2008.

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

        In the fourth quarter of 2008, the Company changed its methodology for estimating the fair value of its reporting units from a multiple of earnings model to a discounted cash flow model. This change was made as a result of the effects of a severe disruption of the credit and equity markets and significant changes in the insurance industry that caused disparities between the multiple of earnings of the Company and the observed multiple of earnings of its competitors. The discounted cash flow model is an income approach to valuation that is based on a more detailed analysis for deriving a current fair value of reporting units and is more representative of the Company's reporting units' current and expected future financial performance. The change in methodology resulted in a change in estimate of the fair value of the reporting units for purposes of testing goodwill for impairment. Other indefinite-lived intangible assets held by the Company are also reviewed for impairment on at least an annual basis. The classification of the asset as indefinite-lived is reassessed, and an impairment is recognized if the carrying amount of the asset exceeds its fair value.

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

        The Company's review did not result in an impairment of its indefinite-lived or finite-lived intangible assets for the years ended December 31, 2009, 2008 and 2007.

OTHER UNCERTAINTIES

        For a discussion of other risks and uncertainties that could impact the Company's results of operations or financial position, see note 15 of notes to the Company's consolidated financial statements and "Item 1A—Risk Factors."

FUTURE APPLICATION OF ACCOUNTING STANDARDS

        See note 1 of notes to the Company's consolidated financial statements for a discussion of recently issued accounting standards updates.

        The Company is currently required to prepare its financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as promulgated by the Financial Accounting Standards Board (FASB). During 2008, the Securities and Exchange Commission (SEC) issued a proposed Roadmap for comment for the potential use in filings with the SEC of financial statements for U.S. issuers prepared in accordance with International Financial Reporting Standards (IFRS), as promulgated by the International Accounting Standards Board (IASB), instead of in accordance with GAAP. The Roadmap contains milestones that, if achieved, may lead the SEC to decide in 2011 to require the use of IFRS for large accelerated filers, including the Company, in 2014. The SEC is expected to re-deliberate the proposed Roadmap in 2011 based on the comments received. The IASB and the FASB are in the process of developing a global insurance standard that may involve methodologies for valuing insurance contract liabilities that may be significantly different from the methodologies required by current GAAP. The FASB and the IASB are also embarked on a long-term project to converge GAAP and IFRS. The Company is not able to predict whether it will choose to, or be required to, adopt IFRS or how the adoption of IFRS (or the convergence of GAAP and IFRS) may impact the Company's financial statements in the future.

FORWARD-LOOKING STATEMENTS

        This report contains, and management may make, certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Specifically, statements in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook," earnings guidance, statements about the Company's share repurchase plans (which repurchase plans depend on a variety of factors, including the Company's financial position, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), and other factors), statements about the potential impact of recent or future disruption in the investment markets and other economic conditions on the Company's investment portfolio and underwriting results are forward looking, and the Company may make forward-looking statements about its results of operations (including, among others, premium volume, premium rates (either for new or renewal business), net and operating income, investment income, return on equity, expected current returns and combined ratio), and financial condition (including, among others, invested assets and liquidity); the sufficiency of the Company's asbestos and other reserves (including, among others, asbestos claim payment patterns); the cost and availability of reinsurance coverage; catastrophe losses; investment performance; investment, economic and underwriting market conditions; and strategic initiatives. Such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company's control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

        For a discussion of some of the factors that could cause actual results to differ, see "Item 1A—Risk Factors" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates."

        The Company's forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update its forward-looking statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of December 31, 2009. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

        The carrying value of the Company's investment portfolio at December 31, 2009 and 2008 was $74.97 billion and $70.74 billion, respectively, of which 88% and 87% was invested in fixed maturity securities, respectively. At December 31, 2009 and 2008, approximately 5.8% and 5.5%, respectively, of the Company's invested assets were denominated in foreign currencies. The Company's exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.

        The Company's fixed maturity investment portfolio at December 31, 2009 and 2008 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective fair value of $270 million and $206 million, respectively (comprising approximately 0.4% and 0.3% of the Company's total fixed maturity investments, respectively). The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional asset-backed securities collateralized by sub-prime mortgages at discounted prices. The Company purchased $74 million and $47 million of such securities in 2009 and 2008, respectively. The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entity's requirements for credit score but do not meet the government-sponsored entity's guidelines for documentation, property type, debt and loan-to-value ratios. The average credit rating on these securities and obligations held by the Company was "A3" and "Aa2" at December 31, 2009 and 2008, respectively. Approximately $114 million and $81 million of asset-backed securities collateralized by sub-prime and alternative documentation mortgages were downgraded in 2009 and 2008, respectively.

        The Company's fixed maturity investment portfolio at December 31, 2009 included securities issued by numerous states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio), a number of which were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. The downgrade of credit ratings of insurers of these securities has resulted in a corresponding downgrade in the ratings of the securities to the underlying rating of the respective security. Of the insured municipal bond portfolio, approximately 98% were rated at A3 or above, and approximately 80% were rated at Aa3 or above, without the benefit of insurance. The Company believes, based on current market conditions, that a further loss of the benefit of insurance would not result in a material adverse impact on the Company's results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company's ability and intent to hold the securities. The average credit rating of the underlying issuers of these securities was "Aa3" at December 31, 2009. The average credit rating of the entire municipal bond portfolio was "Aa1" at December 31, 2009 with and without the third-party insurance and includes pre-funded and escrowed to maturity securities, as well as securities issued without third-party insurance.

        On April 2, 2009, municipal securities issued by local governments within the United States were assigned a negative outlook by Moody's Investors Service. Notwithstanding the relatively low historical rates of default on many of these obligations, during an economic downturn, the Company's municipal bond portfolio could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue. The prolonged economic downturn that began in 2008 has resulted in many states and local governments operating under deficits or projected deficits. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of the Company's municipal bond portfolio. In addition, some issuers have been unable or may be unwilling to increase tax revenue, or to reduce spending, to fund maturing municipal bonds.

        The primary market risk to the investment portfolio is interest rate and credit risk associated with investments in fixed maturity securities. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions and treasury futures transactions.

        The Company's tax-exempt fixed maturity investment portfolio totaled $40.84 billion and $38.79 billion at December 31, 2009 and 2008, respectively. Federal and/or state tax legislation could be enacted that would lessen or improve some or all of the tax advantages currently benefiting the Company and result in an adverse or favorable impact on the value of these holdings.

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

        The Company's foreign exchange market risk exposure is concentrated in the Company's invested assets and insurance reserves denominated in foreign currencies. Cash flows from the Company's foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the British Pound Sterling comprised approximately 2.5% and 2.3% of the total invested assets at December 31, 2009 and 2008, respectively. Invested assets denominated in the Canadian dollar comprised approximately 2.1% of the total invested assets at December 31, 2009 and 2008. Invested assets denominated in other currencies at December 31, 2009 and 2008 were not material.

        There were no other significant changes in the Company's primary market risk exposures or in how those exposures were managed for the year ended December 31, 2009 compared to the year ended December 31, 2008. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

        For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value weighted basis, including accrued interest, using holdings as of December 31, 2009 and 2008.

        For debt, the change in fair value is determined by calculating hypothetical December 31, 2009 and 2008 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

        The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.34 billion and $2.48 billion based on a 100 basis point increase in interest rates as of December 31, 2009 and 2008, respectively.

        The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.

Foreign Currency Exchange Rate Risk

        The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company's analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $431 million and $386 million at December 31, 2009 and 2008, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Companies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities as of April 1, 2009 due to the adoption of new FASB guidance.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Travelers Companies, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP KPMG LLP

Minneapolis, Minnesota
February 18, 2010

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

For the year ended December 31,	2009	2008	2007
Revenues
Premiums	$21,418	$21,579	$21,470
Net investment income	2,776	2,792	3,761
Fee income	306	390	508
Net realized investment gains (losses)	17	(415)	154
Other revenues	163	131	124

Total revenues	24,680	24,477	26,017

Claims and expenses
Claims and claim adjustment expenses	12,408	12,993	12,397
Amortization of deferred acquisition costs	3,813	3,880	3,706
General and administrative expenses	3,366	3,518	3,352
Interest expense	382	370	346

Total claims and expenses	19,969	20,761	19,801

Income before income taxes	4,711	3,716	6,216
Income tax expense	1,089	792	1,615

Net income	$3,622	$2,924	$4,601

Net income per share
Basic	$6.38	$4.87	$7.00

Diluted	$6.33	$4.81	$6.85

Weighted average number of common shares outstanding
Basic	563.2	595.9	652.0

Diluted	568.6	604.3	668.6

For the year ended December 31,	2009	2008	2007
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(323)	$(420)	$(70)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	65	—	—

Other-than-temporary impairment losses	(258)	(420)	(70)
Other net realized investment gains	275	5	224

Net realized investment gains (losses)	$17	$(415)	$154

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

At December 31,	2009	2008
Assets
Fixed maturities, available for sale at fair value (including $90 and $8 subject to securities lending) (amortized cost $63,311 and $61,569)	$65,847	$61,275
Equity securities, at fair value (cost $373 and $461)	451	379
Real estate	865	827
Short-term securities	4,852	5,222
Other investments	2,950	3,035

Total investments	74,965	70,738

Cash	255	350
Investment income accrued	825	823
Premiums receivable	5,471	5,835
Reinsurance recoverables	12,816	14,232
Ceded unearned premiums	916	941
Deferred acquisition costs	1,758	1,774
Deferred tax asset	672	1,965
Contractholder receivables	5,797	6,350
Goodwill	3,365	3,366
Other intangible assets	588	688
Other assets	2,132	2,570

Total assets	$109,560	$109,632

Liabilities
Claims and claim adjustment expense reserves	$53,127	$54,723
Unearned premium reserves	10,861	10,957
Contractholder payables	5,797	6,350
Payables for reinsurance premiums	546	528
Debt	6,527	6,181
Other liabilities	5,287	5,574

Total liabilities	82,145	84,313

Shareholders' equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 and 0.3 shares issued and outstanding)	79	89
Common stock (1,748.6 shares authorized; 520.3 and 585.1 shares issued and outstanding)	19,593	19,242
Retained earnings	16,315	13,314
Accumulated other changes in equity from nonowner sources	1,219	(900)
Treasury stock, at cost (199.6 and 128.8 shares)	(9,791)	(6,426)

Total shareholders' equity	27,415	25,319

Total liabilities and shareholders' equity	$109,560	$109,632

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in millions)

For the year ended December 31,	2009	2008	2007
Convertible preferred stock—savings plan
Balance, beginning of year	$89	$112	$129
Redemptions during year	(10)	(23)	(17)

Balance, end of year	79	89	112

Common stock
Balance, beginning of year	19,242	18,990	18,530
Employee share-based compensation	210	114	260
Compensation amortization under share-based plans and other changes	141	138	164
Conversion of convertible notes	—	—	36

Balance, end of year	19,593	19,242	18,990

Retained earnings
Balance, beginning of year	13,314	11,110	7,253
Cumulative effect of adoption of updated accounting guidance at April 1, 2009 (see note 1)	71	—	—
Net income	3,622	2,924	4,601
Dividends	(696)	(715)	(742)
Other	4	(5)	(2)

Balance, end of year	16,315	13,314	11,110

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	(900)	670	452
Cumulative effect of adoption of updated accounting guidance at April 1, 2009 (see note 1)	(71)	—	—
Change in net unrealized gain (loss) on investment securities:
Having no credit losses recognized in the consolidated statement of income	1,945	(764)	167
Having credit losses recognized in the consolidated statement of income	131	—	—
Net change in benefit plan assets and obligations recognized in equity	(88)	(405)	(50)
Net change in unrealized foreign currency translation and other changes	202	(401)	101

Balance, end of year	1,219	(900)	670

Treasury stock (at cost)
Balance, beginning of year	(6,426)	(4,266)	(1,229)
Treasury shares acquired—share repurchase authorization	(3,300)	(2,122)	(2,947)
Net shares acquired related to employee share-based compensation plans	(65)	(38)	(90)

Balance, end of year	(9,791)	(6,426)	(4,266)

Total common shareholders' equity	27,336	25,230	26,504

Total shareholders' equity	$27,415	$25,319	$26,616

Common shares outstanding
Balance, beginning of year	585.1	627.8	678.3
Treasury shares acquired—share repurchase authorization	(69.4)	(45.0)	(56.0)
Net shares issued under employee share-based compensation plans	4.6	2.3	4.8
Shares issued pursuant to conversion of convertible notes	—	—	0.7

Balance, end of year	520.3	585.1	627.8

Summary of changes in equity from nonowner sources
Net income	$3,622	$2,924	$4,601
Other changes in equity from nonowner sources, net of tax	2,190	(1,570)	218

Total changes in equity from nonowner sources	$5,812	$1,354	$4,819

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

For the year ended December 31,	2009	2008	2007
Cash flows from operating activities
Net income	$3,622	$2,924	$4,601
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(17)	415	(154)
Depreciation and amortization	797	821	811
Deferred federal income tax expense (benefit)	213	(58)	230
Amortization of deferred acquisition costs	3,813	3,880	3,706
Equity in (income) loss from other investments	126	312	(570)
Premiums receivable	364	285	(4)
Reinsurance recoverables	1,416	1,209	2,172
Deferred acquisition costs	(3,797)	(3,845)	(3,925)
Claims and claim adjustment expense reserves	(1,596)	(2,033)	(1,410)
Unearned premium reserves	(96)	(270)	103
Other	(614)	(502)	(274)

Net cash provided by operating activities	4,231	3,138	5,286

Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,316	4,869	5,305
Proceeds from sales of investments:
Fixed maturities	2,805	6,932	7,323
Equity securities	65	53	106
Real estate	—	25	11
Other investments	511	655	1,460
Purchases of investments:
Fixed maturities	(9,647)	(11,127)	(14,719)
Equity securities	(24)	(95)	(135)
Real estate	(15)	(38)	(74)
Other investments	(349)	(667)	(740)
Net sales (purchases) of short-term securities	370	(406)	(562)
Securities transactions in course of settlement	395	(318)	(123)
Other	(326)	(45)	(378)

Net cash used in investing activities	(899)	(162)	(2,526)

Cash flows from financing activities
Payment of debt	(143)	(552)	(1,956)
Issuance of debt	494	496	2,461
Dividends paid to shareholders	(693)	(715)	(742)
Issuance of common stock—employee share options	180	89	218
Treasury stock acquired—share repurchase authorization	(3,259)	(2,167)	(2,920)
Treasury stock acquired—net employee share-based compensation	(29)	(29)	(39)
Excess tax benefits from share-based payment arrangements	8	10	25

Net cash used in financing activities	(3,442)	(2,868)	(2,953)

Effect of exchange rate changes on cash	15	(29)	5

Net increase (decrease) in cash	(95)	79	(188)
Cash at beginning of period	350	271	459

Cash at end of period	$255	$350	$271

Supplemental disclosure of cash flow information
Income taxes paid	$876	$841	$1,346
Interest paid	$385	$375	$357

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 2008 and 2007 financial statements to conform to the 2009 presentation. All material intercompany transactions and balances have been eliminated.

Adoption of Accounting Standards Updates

Noncontrolling Interests in Consolidated Financial Statements

        In December 2007, the FASB issued updated guidance that established accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. In addition, the guidance clarified that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity rather than a liability in the consolidated financial statements.

        The provisions of the guidance were effective on a prospective basis beginning January 1, 2009, except for the presentation and disclosure requirements, which were applied on a retrospective basis for all periods presented. The adoption of the guidance on January 1, 2009 did not have a material effect on the Company's results of operations, financial position or liquidity.

Determination of the Useful Life of Intangible Assets

        In April 2008, the FASB issued updated guidance that amended the factors that an entity should consider in determining the useful life of a recognized intangible asset to include the entity's historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications. Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension. The guidance may result in the useful life of an entity's intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset. Disclosure of an entity's intent and/or ability to renew or extend the arrangement is also required.

        The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those fiscal years. The adoption of the guidance on January 1, 2009 did not have a material effect on the Company's results of operations, financial position or liquidity and did not require additional disclosures related to existing intangible assets.

Participating Securities Granted in Share-Based Payment Transactions

        In June 2008, the FASB issued updated guidance that addressed whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, should be

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

included in the earnings allocation in computing earnings per share (EPS) under the "two-class method." Under the guidance, participating securities are re-defined to include unvested share-based payment awards that contain non-forfeitable dividends or dividend equivalents as participating securities to be included in the computation of EPS using the "two-class method." Outstanding unvested restricted stock and deferred stock units issued under employee compensation programs containing such dividend participation features are considered participating securities subject to the "two-class method" in computing EPS rather than the "treasury stock method."

        The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008 and for interim periods within those years. In accordance with the provisions of the guidance, all prior-period basic and diluted EPS data presented were restated to reflect the retrospective application of its computational guidance. The adoption of the guidance on January 1, 2009 did not have a material effect on the Company's basic or diluted EPS. See note 10.

Fair Value Measurements

        In February 2008, the FASB issued updated guidance on fair value measurements, which permitted a one-year deferral of the application of the fair value measurements and disclosures guidance for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the fair value measurement guidance as it pertains to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material effect on the Company's results of operations, financial position or liquidity.

        In April 2009, the FASB issued updated guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The guidance requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type. The provisions of the guidance were effective for annual and interim periods ending after June 15, 2009. The adoption of the guidance on April 1, 2009 did not have a material effect on the Company's results of operations, financial position or liquidity.

        In August 2009, the FASB issued updated guidance for the accounting for the fair value measurement of liabilities. The guidance provides clarification that in certain circumstances, in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The guidance also clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and, if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The guidance was effective for interim and annual periods beginning after August 27, 2009. The adoption of the guidance on October 1, 2009 did not have any effect on the Company's results of operations, financial position or liquidity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other-Than-Temporary Impairments

        In April 2009, the FASB issued updated guidance, which provides clarification that an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value.

        Additionally, the guidance changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which the Company does not intend to sell a debt security, or it is more likely than not that the Company will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis. The Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses). The impairment related to all other factors is reported in "accumulated other changes in equity from nonowner sources."

        In addition to the changes in measurement and presentation, the disclosures related to other-than-temporary impairments relating to debt securities are expanded, and all such disclosures are required to be included in both interim and annual periods.

        The guidance was effective for interim periods ending after June 15, 2009. The adoption of the guidance on April 1, 2009 resulted in an increase in retained earnings of $71 million, which was offset by a corresponding decrease in "accumulated other changes in equity from nonowner sources" of the same amount.

        As a result of adopting the guidance, the amounts of net investment income, net realized investment losses from impairment charges and net income reported for the twelve months ended December 31, 2009 were different than the amounts that would have been reported under the previous accounting guidance. The guidance resulted in less net realized investment losses from impairments, and accordingly, an increase in net income of approximately $65 million after-tax ($100 million pretax) or $0.11 per share (basic and diluted). That increase was partially offset by a slight decrease in net investment income and, accordingly, net income, of less than $0.01 per share (basic and diluted) due to a decrease in the accretion of the non-credit loss component of impaired securities to the Company's projection of expected value for the twelve months ended December 31, 2009.

Accounting Standards Not Yet Adopted

Amendments to Accounting for Variable Interest Entities

        In June 2009, the FASB issued updated guidance on the accounting for variable interest entities that eliminates the concept of a qualifying special-purpose entity and the quantitative-based risks and rewards calculation of the previous guidance for determining which company, if any, has a controlling financial interest in a variable interest entity. The guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity's economic performance. Additional

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

disclosures are required about a company's involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary.

        The guidance is effective for all variable interest entities owned on or formed after January 1, 2010. The Company does not expect that the provisions of the guidance will have a material effect on its results of operations, financial position or liquidity.

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

Short-term Securities

        Short-term securities have an original maturity of less than one year and are carried at amortized cost, which approximates fair value.

Other Investments

Investments in Private Equity Limited Partnerships, Hedge Funds and Real Estate Partnerships

        The Company uses the equity method of accounting for private equity limited partnerships, hedge funds and real estate partnerships. The partnerships and the hedge funds generally report investments on their balance sheet at fair value. The financial statements prepared by the investee are received by the Company on a lag basis, with the lag period generally dependent upon the type of underlying investments. The private equity and real estate partnerships provide financial information quarterly which is generally available to investors, including the Company, within three to six months following the date of the reporting period. The hedge funds provide financial information monthly, which is generally available to investors within one month following the date of the reporting period. The Company regularly requests financial information from the partnerships prior to the receipt of the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

partnerships' financial statements, and records any material information obtained from these requests in its financial statements.

Common Stock with Transfer Restrictions and Other

        Included in other are investments in common stock with transfer restrictions, non-public common and preferred equities, mortgage loans, trading securities and derivatives. Common stock with transfer restrictions and non-public common and preferred equities are reported at fair value with changes in fair value, net of income tax, charged or credited to accumulated other changes in equity from non-owner sources. Mortgage loans are carried at amortized cost. Trading securities are marked to market with the change in fair value recognized in net investment income during the current period. The Company's derivative financial instruments are carried at fair value, with the changes in fair value reflected in the consolidated statement of income in net realized investment gains (losses). For a further discussion of the derivatives used by the Company, see note 3.

Net Investment Income

        Investment income from fixed maturities and mortgage loans is recognized based on the constant effective yield method which includes an adjustment for estimated principal repayments, if any. The effective yield used to determine amortization for fixed maturities subject to prepayment risk (e.g., asset-backed, loan-backed and structured securities) is recalculated and adjusted periodically based upon actual historical and/or projected future cash flows, which are obtained from a widely-accepted securities data provider. The adjustments to the yield for highly rated prepayable fixed maturities are accounted for using the retrospective method. The adjustments to the yield for non-highly rated prepayable fixed maturities are accounted for using the prospective method. Dividends on equity securities (including those with transfer restrictions) and venture capital investments are recognized in income when declared. Rental income on real estate is recognized on a straight-line basis over the lease term. See note 3 for further discussion. Investments in private equity limited partnerships, hedge funds, real estate partnerships and joint ventures are accounted for using the equity method of accounting, whereby the Company's share of the investee's earnings or losses in the fund is reported in net investment income. Trading securities are marked to market with the change in fair value recognized in net investment income during the current period.

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

        For fixed maturities where the Company records an other-than-temporary impairment, a determination is made as to the cause of the impairment and whether the Company expects a recovery in the value. For fixed maturities where the Company expects a recovery in value, not necessarily to par, the constant effective yield method is utilized and the investment is amortized to the expected recovery amount.

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

Investment Impairments

        The Company conducts a periodic review to identify and evaluate invested assets having other-than-temporary impairments. Some of the factors considered in identifying other-than-temporary impairments include: (1) for fixed maturity investments, whether the Company intends to sell the investment or whether it is more likely than not that the Company will be required to sell the investment prior to an anticipated recovery in value; (2) for non-fixed maturity investments, the Company's ability and intent to retain the investment for a reasonable period of time sufficient to allow for an anticipated recovery in value; (3) the likelihood of the recoverability of principal and interest for fixed maturity securities (i.e., whether there is a credit loss) or cost for equity securities; (4) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities; and (5) the financial condition, near-term and long-term prospects for the issuer, including the relevant industry conditions and trends, and implications of rating agency actions and offering prices.

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

        For non-structured fixed maturities (U.S. Treasury securities, obligations of U.S. Government and government agencies and authorities, obligations of states, municipalities and political subdivisions, debt securities issued by foreign governments, and certain corporate debt), the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. The determination of recovery value incorporates an issuer valuation assumption utilizing one or a combination of valuation methods as deemed appropriate by the Company. The Company determines the undiscounted recovery value by allocating the estimated value of the issuer to the Company's assessment of the priority of claims. The present value of the cash flows is determined by applying the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment) and an estimated recovery time frame. Generally, that time frame for securities for which the issuer is in bankruptcy is 12 months. For securities for which the issuer is financially troubled but not in bankruptcy, that time frame is generally 24 months. Included in the present value calculation are expected principal and interest payments; however, for securities for which the issuer is classified as bankrupt or in default, the present value calculation assumes no interest payments and a single recovery amount.

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

        For structured fixed maturity securities (primarily residential and commercial mortgage-backed securities, collateralized mortgage obligations and pass-through securities), the Company estimates the present value of the security by projecting future cash flows of the assets underlying the securitization, allocating the flows to the various tranches based on the structure of the securitization, and determining the present value of the cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows). The Company incorporates levels of delinquencies, defaults and severities as well as credit attributes of the remaining assets in the securitization, along with other economic data, to arrive at its best estimate of the parameters applied to the assets underlying the securitization. In order to project cash flows, the following assumptions are applied to the assets underlying the securitization: (1) voluntary prepayment rates, (2) default rates and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) loss severity. The key assumptions made for the Prime, Alt-A and Sub-Prime mortgage-backed securities at December 31, 2009 were as follows:

(at December 31, 2009)	Prime	Alt-A	Sub-Prime
Voluntary prepayment rates	2% - 15%	1% - 8%	1% - 6%
Percentage of remaining pool liquidated due to defaults	5% - 55%	23% - 75%	31% - 90%
Loss severity	35% - 60%	50% - 75%	70% - 80%

Changes in Intent to Sell Temporarily Impaired Assets

        The Company may, from time to time, sell invested assets subsequent to the balance sheet date that it did not intend to sell at the balance sheet date. Conversely, the Company may not sell invested assets that it asserted that it intended to sell at the balance sheet date. Such changes in intent are generally due to events occurring subsequent to the balance sheet date. The types of events that may result in a change in intent include, but are not limited to, significant changes in the economic facts and circumstances related to the invested asset (e.g., a downgrade or upgrade from a rating agency), significant unforeseen changes in liquidity needs, or changes in tax laws or the regulatory environment.

Real Estate Investments

        On at least an annual basis, the Company obtains independent appraisals for substantially all of its real estate investments. In addition, the carrying value of all real estate property is reviewed for impairment on a quarterly basis or when events or changes in circumstances indicate that the carrying amount may not be recoverable. The review for impairment considers the valuation from the independent appraisal, when applicable, and incorporates an estimate of the undiscounted cash flows expected to result from the use and eventual disposition of the real estate property. An impairment loss is recognized if the expected future undiscounted cash flows are less than the carrying value of the real estate property. The impairment loss is the amount by which the carrying amount exceeds fair value.

Other Investments

Investments in Private Equity Limited Partnerships, Hedge Funds and Real Estate Partnerships

        Included in other investments are private equity limited partnerships, hedge funds and real estate partnerships that generally report investments on their balance sheet at fair value and are accounted for by the Company using the equity method of accounting. The Company reviews these investments for impairment no less frequently than quarterly and monitors the performance throughout the year through discussions with the managers/general partners. If the Company becomes aware of an impairment of a partnership's investments at the balance sheet date prior to receiving the partnership's financial statements, it will recognize an impairment by recording a reduction in the carrying value of the partnership with a corresponding charge to net investment income.

Mortgage Loans

        A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and the fair market value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

real estate financing market returns. The Company did not have any impaired mortgage loans at December 31, 2009 and 2008.

Securities Lending

        The Company has engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time. Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest. This collateral is held by a third-party custodian, and the Company has the right to access the collateral only in the event that the institution borrowing the Company's securities is in default under the lending agreement. Therefore, the Company does not recognize the receipt of the collateral held by the third-party custodian or the obligation to return the collateral. The loaned securities remain a recorded asset of the Company. The Company accepts only cash as collateral for securities on loan and restricts the manner in which that cash is invested.

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

        The Company uses a discounted cash flow model to estimate the fair value of its reporting units. The discounted cash flow model is an income approach to valuation that is based on a detailed cash flow analysis for deriving a current fair value of reporting units and is representative of the Company's reporting units' current and expected future financial performance. Other indefinite-lived intangible assets held by the Company are also reviewed for impairment on at least an annual basis. The classification of the asset as indefinite-lived is reassessed, and an impairment is recognized if the carrying amount of the asset exceeds its fair value.

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

        The Company's review did not result in an impairment of its indefinite-lived or finite-lived intangible assets for the years ended December 31, 2009, 2008 and 2007.

Claims and Claim Adjustment Expense Reserves

        Claims and claim adjustment expense reserves represent estimates for unpaid reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for most long-term disability payments under workers' compensation insurance and workers' compensation excess insurance, which totaled $2.16 billion and $2.25 billion at December 31, 2009 and 2008, respectively, were discounted using a rate of 5% at both December 31, 2009 and 2008.

        The Company performs a continuing review of its claims and claim adjustment expense reserves, including its reserving techniques and its reinsurance. The reserves are also reviewed regularly by qualified actuaries employed by the Company. These reserves represent the estimated ultimate cost of all unpaid claims and claim adjustment expenses. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of operations in the period in which the estimates are changed. Such changes in estimates could occur in a future period and may be material to the Company's results of operations and financial position in such period.

Other Liabilities

        Included in other liabilities in the consolidated balance sheet is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2009 and 2008, the Company had a liability of $293 million and $375 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $6 million and $11 million, respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers' compensation claimants and the recoveries are expected to occur over the same period of time.

        Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers' compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1% of total Company net written premiums for each of the years ended December 31, 2009, 2008 and 2007. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. The liability accrued for policyholder dividends totaled $46 million and $45 million at December 31, 2009 and 2008, respectively.

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

        Compensation cost is measured based on the grant-date fair value of an award, utilizing the assumptions discussed in note 12. Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period). In connection with certain share-based awards, participants are entitled to receive dividends during the vesting period, either in cash or dividend equivalent shares, commensurate with the dividends paid to common shareholders. Dividends and dividend equivalent shares on awards that are expected to vest are recorded in retained earnings. Dividends paid in cash are presented in the "Dividends" caption of retained earnings while dividend equivalent shares are presented in the "Other" caption of retained earnings. Dividends on awards that are not expected to vest are not subject to forfeiture and are, therefore, recorded as compensation expense.

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

  •
  Industry-Focused Underwriting.  The following units serve targeted industries with differentiated combinations of insurance coverage, risk management, claims handling and other services:

  •
  Construction serves a broad range of construction businesses, offering guaranteed cost products for small to mid-sized policyholders and loss sensitive programs for larger accounts. For the larger accounts, the customer and the Company work together in actively managing and controlling exposure and claims and they share risk through policy features such as deductibles or retrospective rating. Products offered include workers' compensation, general liability, umbrella and commercial auto coverages, and other risk management solutions.

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

  •
  Public Sector Services markets insurance products and services to public entities including municipalities, counties, Indian Nation gaming organizations and selected special government districts such as water and sewer utilities. The policies written by this unit typically cover property, commercial auto, general liability and errors and omissions exposures.

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

  •
  Target Risk Underwriting.  The following units serve commercial businesses requiring specialized product underwriting, claims handling and risk management services:

  •
  National Property provides traditional and customized property insurance programs to large and mid-sized customers, including office building owners, manufacturers, municipalities and schools, retailers, and service businesses. These insurance programs cover losses on buildings, business personal property and business interruption exposures.

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

    •
    Boiler & Machinery serves small to large companies, offering comprehensive breakdown coverages for equipment, including property and business interruption coverages. Through the BoilerRe unit, Boiler & Machinery also serves other property and casualty carriers that do not have in-house expertise with reinsurance, underwriting, engineering, claim handling and risk management services for this type of coverage.

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

  •
  National Programs offers tailored property and casualty programs on an admitted basis for customers with common risk characteristics or coverage requirements. Programs available include those for entertainment, architects and engineers, equipment rental, golf services and owners of franchised businesses.

        Business Insurance also includes the Special Liability Group (which manages the Company's asbestos and environmental liabilities) and the assumed reinsurance and certain international and other runoff operations, which collectively are referred to as Business Insurance Other. In December 2008, the Company completed the sale of Unionamerica Holdings Limited (Unionamerica), which comprised its United Kingdom-based runoff insurance and reinsurance businesses. The sale was not material to the Company's results of operations or financial position.

Financial, Professional & International Insurance

        The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which primarily use credit-based underwriting processes, as well as property and casualty products that are primarily marketed on a domestic basis in the United Kingdom, the Republic of Ireland and Canada, and on an international basis through Lloyd's. The segment includes the following groups:

  •
  Bond & Financial Products provides a wide range of customers with bond and insurance products and risk management services. The range of coverages includes performance, payment and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    commercial surety and fidelity bonds for construction and general commercial enterprises; management liability for losses caused by the negligence or misconduct of directors and officers, employee dishonesty, employment practices liability and fiduciary coverages for public corporations, private companies and not-for-profit organizations; professional liability from errors and omissions committed in the course of professional conduct or practice for a variety of professionals including lawyers, design professionals and real estate agents; and professional and management liability, property, auto and general liability and fidelity insurance for financial institutions, with a special focus on community banks.

    In March 2007, the Company completed the sale of its Mexican surety subsidiary, Afianzadora Insurgentes, S.A. de C.V., which accounted for $25 million of net written premiums in the year ended December 31, 2007. The impact of this transaction was not material to the Company's results of operations or financial position.

  •
  International includes business written through domestic operations in the United Kingdom, Canada and the Republic of Ireland and business written as a corporate member at Lloyd's. International, through its operations in the United Kingdom, Canada and the Republic of Ireland, offers specialized insurance and risk management services to several customer groups, including those in the technology, public services, and financial and professional services industry sectors. In addition, in the Republic of Ireland, the Company writes personal automobile coverage and has recently started writing personal household coverages. International, through its Lloyd's syndicate (Syndicate 5000), for which the Company provides 100% of the capital, underwrites through five principal business units—marine, global property, accident & special risks, power & utilities and aviation.

        In the second quarter of 2009, results from the Company's surety bond operation in Canada were reclassified from the Bond & Financial Products group to the International group to reflect the manner in which this operation is now managed. All prior period amounts were restated to reflect this reclassification between groups within the segment. The reclassification had no impact on previously reported results for the Financial, Professional & International Insurance segment in total.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In April 2007, the Company completed the sale of its subsidiary, Mendota Insurance Company, and its wholly-owned subsidiaries, Mendakota Insurance Company and Mendota Insurance Agency, Inc. These subsidiaries primarily offered nonstandard automobile coverage and accounted for approximately $49 million of net written premiums for the year ended December 31, 2007. The sale was not material to the Company's results of operations or financial position.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        The following tables summarize the components of the Company's revenues, operating income and total assets by reportable business segments:

(for the year ended December 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2009
Premiums	$10,968	$3,333	$7,117	$21,418
Net investment income	1,902	452	422	2,776
Fee income	306	—	—	306
Other revenues	42	27	84	153

Total operating revenues(1)	$13,218	$3,812	$7,623	$24,653

Amortization and depreciation	$2,279	$763	$1,567	$4,609
Income tax expense	850	222	198	1,270
Operating income(1)	2,590	642	601	3,833
2008
Premiums	$11,180	$3,429	$6,970	$21,579
Net investment income	1,917	454	421	2,792
Fee income	390	—	—	390
Other revenues	30	24	75	129

Total operating revenues(1)	$13,517	$3,907	$7,466	$24,890

Amortization and depreciation	$2,357	$796	$1,544	$4,697
Income tax expense	673	254	146	1,073
Operating income(1)	2,338	649	465	3,452
2007
Premiums	$11,283	$3,384	$6,803	$21,470
Net investment income	2,708	494	559	3,761
Fee income	508	—	—	508
Other revenues	24	29	90	143

Total operating revenues(1)	$14,523	$3,907	$7,452	$25,882

Amortization and depreciation	$2,278	$781	$1,448	$4,507
Income tax expense	1,064	251	437	1,752
Operating income(1)	3,015	675	1,019	4,709

(1)
Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2009	2008	2007
Business Insurance:
Select Accounts	$2,756	$2,756	$2,711
Commercial Accounts	2,493	2,524	2,518
National Accounts	902	996	1,056
Industry-Focused Underwriting	2,279	2,396	2,301
Target Risk Underwriting	1,568	1,593	1,665
Specialized Distribution	889	939	1,015

Total Business Insurance Core	10,887	11,204	11,266
Business Insurance Other	15	16	52

Total Business Insurance	10,902	11,220	11,318

Financial, Professional & International Insurance:
Bond & Financial Products	2,040	2,126	2,123
International	1,245	1,342	1,342

Total Financial, Professional & International Insurance	3,285	3,468	3,465

Personal Insurance:
Automobile	3,629	3,660	3,628
Homeowners and Other	3,520	3,335	3,207

Total Personal Insurance	7,149	6,995	6,835

Total consolidated net written premiums	$21,336	$21,683	$21,618

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

Business Segment Reconciliations

(for the year ended December 31, in millions)	2009	2008	2007
Revenue reconciliation
Earned premiums
Business Insurance:
Commercial multi-peril	$2,894	$2,988	$3,087
Workers' compensation	2,457	2,373	2,221
Commercial automobile	1,956	1,957	2,026
Property	1,761	1,895	1,989
General liability	1,899	1,959	1,917
Other	1	8	43

Total Business Insurance	10,968	11,180	11,283

Financial, Professional & International Insurance:
Fidelity and surety	1,015	1,063	979
General liability	929	904	951
International	1,255	1,328	1,322
Other	134	134	132

Total Financial, Professional & International Insurance	3,333	3,429	3,384

Personal Insurance:
Automobile	3,696	3,708	3,692
Homeowners and Other	3,421	3,262	3,111

Total Personal Insurance	7,117	6,970	6,803

Total earned premiums	21,418	21,579	21,470
Net investment income	2,776	2,792	3,761
Fee income	306	390	508
Other revenues	153	129	143

Total operating revenues for reportable segments	24,653	24,890	25,882
Other revenues	10	2	(19)
Net realized investment gains (losses)	17	(415)	154

Total consolidated revenues	$24,680	$24,477	$26,017

Income reconciliation, net of tax
Total operating income for reportable segments	$3,833	$3,452	$4,709
Interest Expense and Other(1)	(233)	(257)	(209)

Total operating income	3,600	3,195	4,500
Net realized investment gains (losses)	22	(271)	101

Total consolidated net income	$3,622	$2,924	$4,601

(1)
The primary component of Interest Expense and Other is after-tax interest expense of $248 million, $239 million and $224 million in 2009, 2008 and 2007, respectively. The operating

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

  loss in 2009 included a benefit of $28 million from the favorable resolution of various prior year tax matters. The operating loss in 2007 included a benefit of $52 million from the favorable resolution of various prior year tax matters and an after-tax loss of $25 million related to the Company's redemption of its 4.50% contingently convertible debentures.

(at December 31, in millions)	2009	2008
Asset reconciliation:
Business Insurance	$81,705	$82,503
Financial, Professional & International Insurance	13,920	13,356
Personal Insurance	13,328	13,151

Total assets for reportable segments	108,953	109,010
Other assets(1)	607	622

Total consolidated assets	$109,560	$109,632

(1)
The major components of other assets in 2009 and 2008 were other intangible assets and deferred taxes.

Enterprise-Wide Disclosures

        Revenues from internal customers for the years ended December 31, 2009, 2008 and 2007 were not material. Foreign assets at December 31, 2009 and 2008 also were not material. The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

        The following table presents revenues of the Company's operations based on location:

(for the year ended December 31, in millions)	2009	2008	2007
U.S.	$23,272	$22,809	$24,413
Non-U.S.	1,408	1,668	1,604

Total revenues	$24,680	$24,477	$26,017

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS

Fixed Maturities

        The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2009, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,490	$85	$1	$2,574
Obligations of states, municipalities and political subdivisions	39,459	1,915	41	41,333
Debt securities issued by foreign governments	1,912	48	3	1,957
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5,182	190	165	5,207
All other corporate bonds	14,221	623	116	14,728
Redeemable preferred stock	47	2	1	48

Total	$63,311	$2,863	$327	$65,847

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2008, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,681	$160	$—	$1,841
Obligations of states, municipalities and political subdivisions	38,598	920	456	39,062
Debt securities issued by foreign governments	1,453	67	1	1,519
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	6,266	157	364	6,059
All other corporate bonds	13,498	121	882	12,737
Redeemable preferred stock	73	1	17	57

Total	$61,569	$1,426	$1,720	$61,275

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2009, in millions)	Amortized Cost	Fair Value
Due in one year or less	$4,310	$4,368
Due after 1 year through 5 years	19,180	20,260
Due after 5 years through 10 years	17,225	18,074
Due after 10 years	17,414	17,938

	58,129	60,640
Mortgage-backed securities	5,182	5,207

Total	$63,311	$65,847

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        At December 31, 2009 and 2008, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $714 million and $766 million, respectively, which are included in "All other corporate bonds" in the tables above. At December 31, 2009 and 2008, approximately $236 million and $258 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise, and $20 million at both dates were comprised of Canadian non-guaranteed securities. The average credit rating of the $478 million of non-guaranteed securities at December 31, 2009 was "Aaa," and 91% of those securities were issued in 2004 and prior years. The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas.

        At December 31, 2009 and 2008, the Company held residential collateralized mortgage obligations (CMOs) classified as available for sale with a fair value of $2.58 billion and $2.84 billion, respectively (in addition to the CMBS securities of $714 million and $766 million, respectively, described above). Approximately 37% and 35% of the Company's CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2009 and 2008, respectively. In addition, the Company held $2.63 billion and $3.22 billion of GNMA, FNMA, FHLMC (excluding FHA project loans which are included with CMBS) mortgage-backed pass-through securities classified as available for sale at December 31, 2009 and 2008, respectively. The average credit rating of all of the above securities was "Aa1" at December 31, 2009 and "Aaa" at December 31 2008.

        At December 31, 2009 and 2008, the Company had $90 million and $8 million, respectively, of securities on loan as part of a tri-party lending agreement.

        Proceeds from sales of fixed maturities classified as available for sale were $2.81 billion, $6.93 billion and $7.32 billion in 2009, 2008 and 2007, respectively. Gross gains of $119 million, $121 million and $76 million and gross losses of $19 million, $168 million and $34 million were realized on those sales in 2009, 2008 and 2007, respectively.

        At December 31, 2009 and 2008, the Company's insurance subsidiaries had $4.46 billion and $4.32 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states' insurance regulatory requirements. Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $103 million and $105 million at December 31, 2009 and 2008, respectively. Other investments pledged as collateral securing outstanding letters of credit had a fair value of $98 million and $104 million at December 31, 2009 and 2008, respectively.

Equity Securities

        The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized
				Fair Value
(at December 31, 2009, in millions)	Cost	Gains	Losses
Common stock	$175	$46	$2	$219
Non-redeemable preferred stock	198	48	14	232

Total	$373	$94	$16	$451

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

		Gross Unrealized
				Fair Value
(at December 31, 2008, in millions)	Cost	Gains	Losses
Common stock	$189	$2	$31	$160
Non-redeemable preferred stock	272	7	60	219

Total	$461	$9	$91	$379

        Proceeds from sales of equity securities were $65 million, $53 million and $106 million in 2009, 2008 and 2007, respectively. Gross gains of $13 million, $6 million and $10 million and gross realized losses of $2 million, $4 million and $1 million were realized on those sales in 2009, 2008 and 2007, respectively.

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

        In 2009, there were no sales of real estate investments. Proceeds from the sale of real estate investments totaled $25 million in 2008 and $11 million in 2007. Gross gains of $2 million and $1 million, respectively, were realized on those sales and no gross losses were recognized on those sales. The Company had no real estate held for sale at December 31, 2009 and 2008. Accumulated depreciation on real estate held for investment purposes was $170 million and $140 million at December 31, 2009 and 2008, respectively.

        Future minimum rental income expected on operating leases relating to the Company's real estate properties is $109 million, $84 million, $60 million, $43 million, $32 million, and $50 million for 2010, 2011, 2012, 2013, 2014 and 2015 and thereafter, respectively.

Short-term Securities

        The Company's short-term securities consist of Aaa-rated registered money market funds and high-quality commercial paper (primarily A1/P1) with a combined average of 27 days to maturity at December 31, 2009. The amortized cost of these securities, which totaled $4.85 billion and $5.22 billion at December 31, 2009 and 2008, respectively, approximated their fair value.

Variable Interest Entities (VIEs)

        The following entities are consolidated:

  •
  Municipal trusts—The Company owns interests in various municipal trusts that were formed for the purpose of allowing more flexibility to generate investment income in a manner consistent with the Company's investment objectives and tax position. At December 31, 2009 and 2008, there were 3 and 24 such trusts, respectively, which held a combined total of $16 million and $277 million, respectively, in municipal securities, of which less than $1 million and $32 million,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

    respectively, were owned by outside investors. The net carrying value of the trusts owned by the Company at December 31, 2009 and 2008 was $16 million and $245 million, respectively.

  •
  Real estate joint venture—The Company holds a 50% equity interest in a joint venture for the purpose of developing, maintaining and operating a shopping center to generate investment returns. During 2009, the Company increased its interest in the joint venture by providing mortgage loan financing, thereby becoming the primary beneficiary resulting in consolidation. At December 31, 2009, the total assets of the joint venture were approximately $67 million. The noncontrolling interest in the joint venture's equity and earnings were not material.

        The Company has a significant interest in the following VIE, which is not consolidated because the Company is not considered to be the primary beneficiary:

  •
  Camperdown UK Limited, which SPC sold in December 2003—The Company's variable interest resulted from an agreement to indemnify the purchaser in the event a specified reserve deficiency develops, a reserve-related foreign exchange impact occurs or a foreign tax adjustment is imposed on a pre-sale reporting period. The maximum amount of this indemnification obligation is $138 million. The carrying value of this obligation at December 31, 2009 and 2008 was zero and $23 million, respectively.

        The Company has other significant interests in VIEs, including private equity funds and real estate entities. Neither the carrying amounts nor the unfunded commitments related to these entities are material.

        The following securities are not consolidated:

  •
  Mandatorily redeemable preferred securities of trusts holding solely the subordinated debentures of the Company—These securities were issued by three separate trusts that were established for the sole purpose of issuing the securities to investors and are fully guaranteed by the Company. The subordinated debt that the Company issued to these trusts is included in the "Debt" section of liabilities on the Company's consolidated balance sheet. That debt had a carrying value of $309 million at both December 31, 2009 and 2008.

Unrealized Investment Losses

        The following tables summarize, for all investments in an unrealized loss position at December 31, 2009 and 2008, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4. The Company also relies upon

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months(1)		12 months or longer(2)		Total
(at December 31, 2009, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,018	$1	$—	$—	$1,018	$1
Obligations of states, municipalities and political subdivisions	1,901	24	250	17	2,151	41
Debt securities issued by foreign governments	282	3	—	—	282	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	313	4	988	161	1,301	165
All other corporate bonds	1,079	22	1,100	94	2,179	116
Redeemable preferred stock	6	1	3	—	9	1

Total fixed maturities	4,599	55	2,341	272	6,940	327

Equity securities
Common stock	59	1	17	1	76	2
Non-redeemable preferred stock	9	—	83	14	92	14

Total equity securities	68	1	100	15	168	16

Total	$4,667	$56	$2,441	$287	$7,108	$343

(1)
Included in the fair value and gross unrealized losses are $37 million and $1 million, respectively, related to fixed maturity investments having a credit loss recognized in net realized investment gains (losses) as a result of applying the updated other-than-temporary impairment guidance effective April 1, 2009. See note 1.

(2)
Included in the fair value and gross unrealized losses are $521 million and $62 million, respectively, related to fixed maturity investments having a credit loss recognized in net realized investment gains (losses) as a result of applying the updated other-than-temporary impairment guidance effective April 1, 2009. See note 1.

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

        The following table summarizes for all fixed maturities and equity securities available for sale and for equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2009, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	Less Than 3 Months	Greater Than 3 Months, Less Than 6 Months	Greater Than 6 Months, Less Than 12 Months	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$11	$4	$24	$55	$94
Other	2	2	9	32	45

Total fixed maturities	13	6	33	87	139
Equity securities	6	5	—	—	11

Total	$19	$11	$33	$87	$150

        These unrealized losses at December 31, 2009 represented less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders' equity on an after-tax basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Impairment Charges

        Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2009	2008	2007
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	1	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	81	36	—
All other corporate bonds	88	283	37
Redeemable preferred stock	—	4	—

Total fixed maturities	169	324	37

Equity securities
Common stock	15	34	7
Non-redeemable preferred stock	64	40	—

Total equity securities	79	74	7

Other investments	10	22	26

Total	$258	$420	$70

        The following tables present a roll-forward of the credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the other-than-temporary impairment was recognized in accumulated other changes in equity from nonowner sources for the period April 1, 2009 through December 31, 2009:

April 1, 2009 through December 31, 2009(1) (in millions)	April 1, 2009 Cumulative OTTI Credit Losses Recognized for Securities Held	Additions for OTTI Securities Where No Credit Losses Were Recognized Prior to April 1, 2009	Additions for OTTI Securities Where Credit Losses Have Been Recognized Prior to April 1, 2009	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	December 31, 2009 Cumulative OTTI Credit Losses Recognized for Securities Still Held
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$13	$17	$13	$—	$3	$46
All other corporate bonds	82	9	14	(14)	2	93

Total fixed maturities	$95	$26	$27	$(14)	$5	$139

(1)
The credit component of OTTI on fixed maturities is reported separately effective April 1, 2009, the date that the Company adopted the updated guidance for OTTI. See note 1.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Concentrations and Credit Quality

        At December 31, 2009 and 2008, the Company had concentrations of credit risk in state, municipal and political subdivision obligations from the following states: Texas, $4.06 billion and $3.73 billion, respectively; California, $2.22 billion and $1.99 billion, respectively; and Illinois, $2.04 billion and $1.95 billion, respectively. These concentrations exclude advance refunded and escrowed-to-maturity bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. Such escrow accounts are verified as to their sufficiency by an external auditor and almost exclusively involve U.S. Treasury securities. The Company does not have any individually significant exposures.

        Included in fixed maturities are below investment grade assets totaling $1.80 billion and $1.20 billion at December 31, 2009 and 2008, respectively. The Company defines its below investment grade assets as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

        The Company monitors creditworthiness of counterparties to financial instruments by using controls that include credit approvals, limits and other monitoring procedures.

Net Investment Income

(for the year ended December 31, in millions)	2009	2008	2007
Gross investment income (loss)
Fixed maturities	$2,822	$2,915	$2,893
Equity securities	30	31	29
Short-term securities	27	143	279
Real estate	36	39	57
Other investments	(106)	(292)	562

Gross investment income	2,809	2,836	3,820
Investment expenses	33	44	59

Net investment income	$2,776	$2,792	$3,761

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        Changes in net unrealized gains (losses) on investment securities that are included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(at and for the year ended December 31, in millions)	2009	2008	2007
Change in net unrealized investment gains (losses)
Fixed maturities	$2,830	$(1,062)	$346
Equity securities	160	(97)	(22)
Venture capital	6	(9)	(91)
Other investments	87	(23)	25

	3,083	(1,191)	258
Related tax expense (benefit)	1,078	(427)	91

Change in net unrealized gain (loss) on investment securities	2,005	(764)	167
Balance, beginning of year	(144)	620	453

Balance, end of year	$1,861	$(144)	$620

Derivative Financial Instruments

        The Company uses U.S. Treasury note futures transactions to modify the effective duration of specific assets within the investment portfolio and enters into 90-day futures contracts on 2-year, 5-year, 10-year and 30-year U.S. Treasury notes which require a daily mark-to-market settlement with the broker. The notional value of the open U.S. Treasury futures contracts was $350 million and $380 million at December 31, 2009 and 2008, respectively. Net realized investment gains (losses) in 2009, 2008 and 2007 included net gains of $23 million, net losses of $53 million and net losses of $8 million, respectively, related to U.S. Treasury futures contracts which are settled daily.

        The Company owns six million non-public stock purchase warrants of Platinum Underwriters Holdings, Ltd., a publicly-held company. These warrants are not designated and do not qualify for hedge accounting and as such the mark-to-market changes in fair value are reflected in net realized investment gains (losses). In 2009, 2008 and 2007, the Company recorded net realized investment gains of $7 million, $10 million and $21 million, respectively, related to the Company's holdings of stock purchase warrants of Platinum Underwriters Holdings, Ltd.

        The Company purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in net realized investment gains (losses). Derivatives embedded in convertible debt securities are reported on a combined basis with their host instrument and are classified as fixed maturity securities. The Company recorded a net realized investment gain of $1 million in 2009, a net realized investment loss of $77 million in 2008 and a net realized investment loss of $23 million in 2007 related to these embedded derivatives. The Company divested substantially all of its holdings in convertible debt securities in 2008.

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

        For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly used for its fixed maturity investments. The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy. If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third-party market participant would be willing to pay in an arm's length transaction.

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

Other Investments

Common Stock with Transfer Restrictions and Other

        The Company holds one public common stock with transfer restrictions with a fair value of $213 million. At December 31, 2009, the fair value of this common stock was determined by adjusting the observed market price of the security for a liquidity discount which takes into consideration the restriction on the common stock that existed at December 31, 2009 and is based on market observable inputs. As a result of adjusting the market price to consider the transfer restriction, the Company discloses this security in Level 2. The Company holds investments in non-public common and preferred equity securities, with a fair value estimate of $60 million at December 31, 2009, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2009 in the amount disclosed in Level 3. The Company holds investments in various publicly-traded securities which are reported in other investments. The $46 million fair value of these investments at December 31, 2009 is disclosed in Level 1. These investments include securities in the Company's trading portfolio ($24 million), mutual funds ($15 million) and other small holdings ($7 million).

Derivatives

        The Company holds non-public warrants in a public company and has convertible bonds containing embedded conversion options that are valued separately from the host bond contract. The Company estimates fair value for the warrants using an option pricing model with observable market inputs. Because the warrants are not market traded and information concerning market participants is not available, the Company includes the fair value estimate of $94 million at December 31, 2009 in the amount disclosed in Level 3—other investments.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

Fair Value Hierarchy

        The following tables present the level within the fair value hierarchy at which the Company's financial assets and financial liabilities are measured on a recurring basis at December 31, 2009 and 2008.

(at December 31, 2009, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,574	$2,517	$57	$—
Obligations of states, municipalities and political subdivisions	41,333	—	41,232	101
Debt securities issued by foreign governments	1,957	—	1,957	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5,207	—	5,184	23
All other corporate bonds	14,728	—	14,612	116
Redeemable preferred stock	48	36	12	—

Total fixed maturities	65,847	2,553	63,054	240

Equity securities
Common stock	219	219	—	—
Non-redeemable preferred stock	232	138	94	—

Total equity securities	451	357	94	—
Other investments(1)	413	46	213	154

Total	$66,711	$2,956	$63,361	$394

(1)
The amount in Level 3 includes $94 million of non-public stock purchase warrants of a publicly-held company.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

(at December 31, 2008, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,841	$1,784	$57	$—
Obligations of states, municipalities and political subdivisions	39,062	—	39,038	24
Debt securities issued by foreign governments	1,519	—	1,519	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	6,059	—	6,057	2
All other corporate bonds	12,737	—	12,609	128
Redeemable preferred stock	57	29	28	—

Total fixed maturities	61,275	1,813	59,308	154

Equity securities
Common stock	160	160	—	—
Non-redeemable preferred stock	219	174	45	—

Total equity securities	379	334	45	—
Other investments(1)	359	48	—	311

Total	$62,013	$2,195	$59,353	$465

Other liabilities(2)	$2	$2	$—	$—

(1)
The amount in Level 3 includes $87 million of non-public stock purchase warrants of a publicly-held company.

(2)
Other liabilities represent the fair value of a derivative used to hedge the net investment in a foreign subsidiary.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

        The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2009 and 2008.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2008	$154	$311	$465
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses)(1)	(5)	(4)	(9)
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	11	73	84
Purchases, (sales), issuances and settlements	98	4	102
Gross transfers into Level 3	9	—	9
Gross transfers out of Level 3	(27)	(230)	(257)

Balance at December 31, 2009	$240	$154	$394

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$7	$7

(1)
Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

        Transfers out of Level 3 during 2009 included a $230 million transfer resulting from a private common stock holding undergoing an initial public offering. The new public security has transfer restrictions and is reported in Level 2.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2007	$181	$330	$511
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses)(1)	1	2	3
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	(24)	(28)	(52)
Purchases, (sales), issuances and settlements	(18)	7	(11)
Gross transfers into Level 3	59	—	59
Gross transfers out of Level 3	(45)	—	(45)

Balance at December 31, 2008	$154	$311	$465

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$10	$10

(1)
Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

        The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2009 and 2008.

Financial Instruments Disclosed, But Not Carried, At Fair Value

        The Company uses various financial instruments in the normal course of its business. The Company's insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below.

        The carrying values of cash, short-term securities and investment income accrued approximated their fair values.

        The carrying values of $623 million and $718 million of financial instruments classified as other assets approximated their fair values at December 31, 2009 and 2008, respectively. The carrying values of $4.14 billion and $4.34 billion of financial instruments classified as other liabilities at December 31, 2009 and 2008, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

        The carrying value and fair value of the Company's debt at December 31, 2009 was $6.53 billion and $6.82 billion, respectively. The respective totals at December 31, 2008 were $6.18 billion and $5.54 billion. The Company utilized a pricing service to estimate fair value measurements for approximately 96% of its debt, other than commercial paper, at December 31, 2009 and 2008. The pricing service utilizes market quotations for debt that have quoted prices in active markets. For the small amount of the Company's debt securities for which a pricing service is not used, the Company utilizes pricing estimates from a nationally recognized broker/dealer to estimate fair value. If estimates of fair value are unavailable from the pricing service or the broker/dealer, the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs.

        The fair value of commercial paper included in debt outstanding at December 31, 2009 and 2008 approximated its book value because of its short-term nature.

5. REINSURANCE

        The Company's consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) the Company has underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to protect the Company, at a cost, from volatility in excess of the amount it is prepared to accept. Reinsurance is placed on both a quota-share and excess of loss basis. Ceded reinsurance arrangements do not discharge the Company as the primary insurer, except for instances where the primary policy or policies have been novated.

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

        The Company is also required to participate in various involuntary reinsurance arrangements through assumed reinsurance, principally with regard to residual market mechanisms in workers' compensation and automobile insurance, as well as homeowners' insurance in certain coastal areas. The Company provides services for several of these involuntary arrangements ("mandatory pools and associations") under which it writes such residual market business directly, then cedes 100% of this business to the mandatory pool. Such servicing arrangements are arranged to mitigate credit risk to the Company, as any ceded balances are jointly backed by all the pool members.

        The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes. In addition to the coverage provided under this treaty, the Company also utilizes catastrophe bond programs, as well as a Northeast catastrophe reinsurance treaty, to protect against losses resulting from catastrophes in the Northeastern United States.

        Certain of the assumed reinsurance contracts that the Company has entered into with non-affiliated companies on an excess of loss basis do not transfer insurance risk. These contracts, which totaled $1 million and $46 million at December 31, 2009 and 2008, respectively, are accounted for using deposit accounting and are included in other liabilities in the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE (Continued)

        The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2009	2008	2007
Written premiums
Direct	$22,931	$23,469	$23,824
Assumed	354	368	374
Ceded	(1,949)	(2,154)	(2,580)

Total net written premiums	$21,336	$21,683	$21,618

Earned premiums
Direct	$23,062	$23,516	$24,000
Assumed	358	386	180
Ceded	(2,002)	(2,323)	(2,710)

Total net earned premiums	$21,418	$21,579	$21,470

Percentage of assumed earned premiums to net earned premiums	1.7%	1.8%	0.8%

Ceded claims and claim adjustment expenses incurred	$582	$1,464	$1,212

        Ceded premiums included the premiums paid to Longpoint Re Ltd. and Longpoint Re Ltd. II for coverage under the Company's catastrophe bond programs.

        Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and were as follows:

(at December 31, in millions)	2009	2008
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$8,138	$9,376
Allowance for uncollectible reinsurance	(523)	(618)

Net reinsurance recoverables	7,615	8,758
Structured settlements	3,456	3,517
Mandatory pools and associations	1,745	1,957

Total reinsurance recoverables	$12,816	$14,232

Terrorism Risk Insurance Acts

        On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was enacted into Federal law and established the Terrorism Risk Insurance Program (the Program), a Federal program in the Department of the Treasury, that provided for a system of shared public and private compensation for certain insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. The Program was scheduled to terminate on December 31, 2005. In December 2005, the Terrorism Risk Insurance Extension Act of 2005 (the Terrorism Extension Act) was enacted into Federal law, reauthorizing the Program through December 31, 2007, while reducing the Federal role under the Program. In December 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 was enacted into Federal law, extending coverage to include domestic acts of terrorism and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE (Continued)

reauthorizing the Program through 2014. The three acts are hereinafter collectively referred to as "the Acts."

        In order for a loss to be covered under the Program (subject losses), the loss must meet certain aggregate industry loss minimums and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury. The annual aggregate industry loss minimum is $100 million through 2014. The original Program excluded from participation certain of the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, and reinsurance. The Terrorism Extension Act exempted from coverage certain additional types of insurance, including commercial automobile, professional liability (other than directors and officers'), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the Acts. The Acts generally require that all commercial property and casualty insurers licensed in the United States participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for 85% of subject losses, after an insurer deductible, subject to an annual cap. The Federal reimbursement percentage is 85% through 2014.

        The deductible for any calendar year is equal to 20% of the insurer's direct earned premiums for covered lines for the preceding calendar year. The Company's estimated deductible under the Program is $2.14 billion for 2010. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the Program for additional covered terrorism losses for that program year. The Company has had no terrorism-related losses since the Program was established. Because the Acts are relatively new and their interpretation is untested, there is substantial uncertainty as to how they will be applied to specific circumstances. It is also possible that future legislative action could change the Acts. Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company's own reinsurance program, future losses from acts of terrorism, particularly "unconventional" acts of terrorism involving nuclear, biological, chemical or radiological events, could be material to the Company's operating results, financial position and/or liquidity in future periods. While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, there can be no assurance that the Company would have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving so-called weapons of mass destruction, including nuclear, biological, chemical or radiological means.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        The following table presents the carrying amount of the Company's goodwill by segment at December 31, 2009 and 2008:

(in millions)	2009	2008
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	556
Personal Insurance	613	613
Other	27	29

Total	$3,365	$3,366

Other Intangible Assets

        The following presents a summary of the Company's other intangible assets by major asset class at December 31, 2009 and 2008:

(at December 31, 2009, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$722	$213
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables(1)	191	32	159

Total intangible assets subject to amortization	1,126	754	372
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$754	$588

(at December 31, 2008, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$650	$285
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables(1)	191	4	187

Total intangible assets subject to amortization	1,126	654	472
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$654	$688

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

  rate yield curve, a leverage ratio assumption (reserves to statutory surplus), and a cost of capital expressed as a spread over risk-free rates. The method used calculates a risk adjustment to a risk-free discounted reserve that will, if reserves run off as expected, produce results that yield the assumed cost-of-capital on the capital supporting the loss reserves. The fair value adjustment is reported as an other intangible asset on the consolidated balance sheet, and the amounts measured in accordance with the acquirer's accounting policies for insurance contracts are reported as part of the claims and claim adjustment expense reserves and reinsurance recoverables. The intangible asset will be recognized into income over the expected payment pattern. Because the time value of money and the risk adjustment (cost of capital) components of the intangible asset run off at different rates, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

        The following presents a summary of the Company's amortization expense for other intangible assets by major asset class:

(for the year ended December 31, in millions)	2009	2008	2007
Customer-related	$72	$96	$118
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	28	30	28

Total amortization expense	$100	$126	$146

        Intangible asset amortization expense is estimated to be $86 million in 2010, $69 million in 2011, $52 million in 2012, $45 million in 2013 and $43 million in 2014.

7. INSURANCE CLAIM RESERVES

        Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2009	2008
Property-casualty	$53,054	$54,646
Accident and health	73	77

Total	$53,127	$54,723

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        The table below is a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses.

(at and for the year ended December 31, in millions)	2009	2008	2007
Claims and claim adjustment expense reserves at beginning of year	$54,646	$57,619	$59,202
Less reinsurance recoverables on unpaid losses	13,334	14,521	16,358

Net reserves at beginning of year	41,312	43,098	42,844

Estimated claims and claim adjustment expenses for claims arising in the current year	13,681	14,504	12,848
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(1,449)	(1,725)	(672)

Total increases	12,232	12,779	12,176

Claims and claim adjustment expense payments for claims arising in:
Current year	5,399	5,761	4,528
Prior years	7,519	7,356	7,417

Total payments	12,918	13,117	11,945

Sale of subsidiary(1)	—	(790)	—
Unrealized foreign exchange (gain) loss	315	(658)	23

Net reserves at end of year	40,941	41,312	43,098
Plus reinsurance recoverables on unpaid losses	12,113	13,334	14,521

Claims and claim adjustment expense reserves at end of year	$53,054	$54,646	$57,619

(1)
In December 2008, the Company sold its United Kingdom based subsidiary, Unionamerica Holdings, Ltd., which was in runoff.

        Gross claims and claim adjustment expense reserves at December 31, 2009 decreased by $1.59 billion from the same date in 2008, primarily reflecting ongoing claims and claim adjustment expense activity, including losses incurred and payments, as well as favorable prior year reserve development and payments related to operations in runoff.

        Gross claims and claim adjustment expense reserves at December 31, 2008 decreased by $2.97 billion from the same date in 2007, primarily reflecting ongoing claims and claim adjustment expense activity, including losses incurred and payments, favorable prior year reserve development, payments related to operations in runoff (including asbestos and environmental payments) and the sale of Unionamerica, partially offset by catastrophe losses incurred.

        The $1.22 billion decline in reinsurance recoverables in 2009 primarily reflected various commutation agreements and collections on reinsurance recoverables, including those related to prior years' hurricane losses. The $1.19 billion decline in reinsurance recoverables in 2008 compared with 2007 primarily reflected the sale of Unionamerica, various commutation agreements and collections on reinsurance recoverables, including those related to prior years' hurricane losses.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Prior Year Reserve Development

        The following disclosures regarding reserve development are on a "net of reinsurance" basis.

2009.

        In 2009, estimated claims and claim adjustment expenses incurred included $1.45 billion of net favorable development for claims arising in prior years, including $1.33 billion of net favorable prior year reserve development impacting the Company's results of operations, which excludes $54 million of accretion of discount.

        Business Insurance.    Net favorable prior year reserve development totaled $1.03 billion in 2009, driven by better than expected loss results primarily concentrated in the general liability, commercial multi-peril, commercial automobile and commercial property product lines for recent accident years. The general liability and commercial multi-peril product lines experienced better than anticipated loss development that was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial automobile line of business experienced better than expected loss development that was attributable to more favorable legal and judicial environments, claim handling initiatives and improvements in auto safety technology. The commercial property product line improvement primarily occurred in the 2007 and 2008 accident years as a result of better than expected loss development for certain large national property and inland marine exposures. In addition, the commercial property product line's 2005 accident year experience improved due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The net favorable prior year reserve development in these product lines in 2009 was partially offset by a $185 million increase to asbestos reserves and a $70 million increase to environmental reserves.

        Financial, Professional & International Insurance.    Net favorable prior year reserve development totaled $168 million in 2009, driven by better than expected loss experience in the International group, particularly in the United Kingdom and in the Surety line of business in Canada. In addition, the Aviation and Property lines of business at Lloyd's experienced net favorable prior year loss development in 2009. In the Bond & Financial Products group, better than expected loss experience for the contract surety business within the fidelity and surety product line for recent accident years also resulted in net favorable prior year reserve development in 2009.

        Personal Insurance.    Net favorable prior year reserve development totaled $135 million in 2009, driven by favorable loss experience related to Hurricanes Ike and Katrina, as well as the 2007 California wildfires.

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

Asbestos and Environmental Reserves

        At December 31, 2009 and 2008, the Company's claims and claim adjustment expense reserves included $3.15 billion and $3.33 billion, respectively, for asbestos and environmental-related claims, net of reinsurance. In December 2008, the Company completed the sale of Unionamerica, which comprised its United Kingdom-based runoff direct insurance and reinsurance businesses. Included in the claims and claim adjustment expense reserves transferred to the purchaser were net asbestos and environmental reserves of $265 million.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        Asbestos Reserves.    Because each policyholder presents different liability and coverage issues, the Company generally reviews the exposure presented by each policyholder at least annually. Among the factors which the Company may consider in the course of this review are: available insurance coverage, including the role of any umbrella or excess insurance the Company has issued to the policyholder; limits and deductibles; an analysis of the policyholder's potential liability; the jurisdictions involved; past and anticipated future claim activity and loss development on pending claims; past settlement values of similar claims; allocated claim adjustment expense; potential role of other insurance; the role, if any, of non-asbestos claims or potential non-asbestos claims in any resolution process; and applicable coverage defenses or determinations, if any, including the determination as to whether or not an asbestos claim is a product/completed operation claim subject to an aggregate limit and the available coverage, if any, for that claim.

        In the third quarter of 2009, the Company completed its annual in-depth asbestos claim review. As in prior years, the review considered active policyholders and litigation cases for potential product and "non-product" liability. The Company again experienced an overall reduction in new claim filings. Overall gross defense and indemnity costs remained at similar levels to what the Company has experienced in recent years due to the continued high level of trial activity involving individuals alleging serious asbestos-related injury, rather than decreasing slightly as the Company had expected. While there was an aggregate decrease in the number of claims received, the number of policyholders tendering asbestos claims for the first time increased from the number tendering claims for the first time in 2008.

        The Company also noted the continuation of recent trends, which included:

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

        The Company's quarterly asbestos reserve review includes an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. Developing payment patterns among policyholders are also analyzed. In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. For certain policyholders an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined, and for those policyholders the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections. Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company's evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        Net asbestos losses paid in 2009, 2008 and 2007 were $341 million, $658 million and $317 million, respectively. (Asbestos payments in 2008 included the Company's one-time net payment of $365 million associated with the settlement of the ACandS, Inc. matter). Approximately 41%, 59% and 20% of total net paid losses in 2009, 2008 and 2007, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

        The Company recorded a $185 million increase in the Company's asbestos reserves in 2009, primarily driven by a slight increase in the Company's assumption for projected defense costs related to a broad range of policyholders. Overall, the company's assessment of the underlying asbestos environment did not change significantly from recent periods. The Company recorded a $70 million pretax increase to asbestos reserves in 2008, which was driven by a change in the estimated costs associated with litigating asbestos coverage matters and a change in estimated losses for certain individual policyholders. The Company recorded no asbestos reserve additions in 2007.

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

        The Company continues to receive notices from policyholders tendering claims for the first time. These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. In recent years, the Company had experienced a decline in both the number of new policyholders tendering claims for the first time and the number of pending lawsuits between the Company and its policyholders pertaining to coverage for environmental claims. However, during 2009, the Company experienced an increase in the number of policyholders tendering claims for the first time and in the number of pending environmental related coverage actions. In addition, the Company experienced upward development in the expected defense and settlement costs for certain of its pending policyholders. As a result, the Company increased its net environmental reserves by $70 million in the second quarter of 2009. In 2008, the Company increased its environmental reserves by $85 million as a result of upward development in the anticipated defense and settlement costs for certain of its pending policyholders. In 2007, the Company increased its environmental reserves by $185 million primarily in response to the moderation in the rate of decline in both the number of new policyholders tendering claims for the first time and the number of pending lawsuits between the Company and its policyholders pertaining to coverage for environmental claims.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        Asbestos and Environmental Reserves.    As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2009 are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments. (Also, see "Part I—Item 3, Legal Proceedings").

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

Catastrophe Exposure

        The Company has geographic exposure to catastrophe losses, which can be caused by various natural events including, among others, hurricanes, earthquakes, windstorms, hail, wildfires, severe winter weather, floods and volcanic eruptions. Catastrophes can also be man-made, such as a terrorist attack (including those involving nuclear, biological, chemical or radiological events) or a consequence of political instability. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those that are heavily populated. The Company generally seeks to mitigate its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        There are also risks which impact the estimation of ultimate costs for catastrophes. For example, the estimation of reserves related to hurricanes can be affected by the inability of the Company and its insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage and business income interruption costs; and reinsurance collectibility. The timing of a catastrophe's occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT

        Debt outstanding was as follows:

(at December 31, in millions)	2009	2008
Short-term:
Commercial paper	$100	$100
8.125% Senior notes due April 15, 2010	250	—
7.415% Medium-term notes due August 23, 2010	21	—
7.81% Private placement notes due September 16, 2010 and 2009	2	2
Zero coupon convertible notes, effective yield 4.17%, due March 3, 2009	—	140

Total short-term debt	373	242

Long-term:
8.125% Senior notes due April 15, 2010	—	250
7.415% Medium-term notes due August 23, 2010	—	21
7.22% Real estate non-recourse debt due September 1, 2011	9	9
7.81% Private placement notes due on various dates through 2011	2	4
5.375% Senior notes due June 15, 2012	250	250
5.00% Senior notes due March 15, 2013	500	500
5.50% Senior notes due December 1, 2015	400	400
6.25% Senior notes due June 20, 2016	400	400
5.75% Senior notes due December 15, 2017	450	450
5.80% Senior notes due May 15, 2018	500	500
5.90% Senior notes due June 2, 2019	500	—
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	800
8.50% Junior subordinated debentures due December 15, 2045	56	56
8.312% Junior subordinated debentures due July 1, 2046	73	73
6.25% Fixed-to-floating rate junior subordinated debentures due March 15, 2067	1,000	1,000

Total long-term debt	6,165	5,938

Total debt principal	6,538	6,180
Unamortized fair value adjustment	58	68
Unamortized debt issuance costs	(69)	(67)

Total debt	$6,527	$6,181

        2009 Debt Issuance—On June 2, 2009, the Company issued $500 million aggregate principal amount of 5.90% senior notes that will mature on June 2, 2019. The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $494 million. Interest on the senior notes is payable semi-annually in arrears on June 2 and December 2 of each year. The senior notes are redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present values

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined) plus 35 basis points for the senior notes.

        2009 Debt Maturity—On March 3, 2009, the Company's zero coupon convertible notes with an effective yield of 4.17% and a remaining principal balance of $141 million matured and were fully paid.

        2008 Debt Issuance—In May 2008, the Company issued $500 million aggregate principal amount of 5.80% senior notes that will mature on May 15, 2018. The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $496 million. Interest on the senior notes is payable semi-annually on May 15 and November 15. The senior notes are redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate plus 30 basis points for the senior notes.

        2008 Debt Maturities—In March 2008, the Company's $400 million, 3.75% senior notes matured and were fully paid. In December 2008, medium-term notes with a par value of $149 million and an interest rate of 6.38% matured and were fully paid.

Description of Debt

        Commercial Paper—The Company maintains an $800 million commercial paper program with $1 billion of back-up liquidity, consisting entirely of a bank credit agreement that expires on June 10, 2010. (See "Line of Credit Agreement" discussion that follows). Interest rates on commercial paper issued in 2009 ranged from 0.2% to 0.7%, and in 2008 ranged from 0.5% to 4.6%.

        Medium-Term Notes—The two medium-term notes outstanding at December 31, 2009 each bear an interest rate of 7.415% and mature in August 2010. No medium-term notes matured in 2009. During 2008, medium-term notes having a par value of $149 million matured.

        Senior Notes—The Company's various senior debt issues are unsecured obligations that rank equally with one another. Interest payments are made semi-annually. The Company generally may redeem some or all of the notes prior to maturity in accordance with terms unique to each debt instrument.

        Junior Subordinated Debentures—The Company's $1 billion aggregate principal amount of 6.25% fixed-to-floating rate debentures bear interest at an annual rate of 6.25% from the date of issuance to, but excluding, March 15, 2017, payable semi-annually in arrears on March 15 and September 15. From and including March 15, 2017, the debentures will bear interest at an annual rate equal to three-month LIBOR plus 2.215%, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The Company has the right, on one or more occasions, to defer the payment of interest on the debentures. The Company will not be required to settle deferred interest until it has deferred interest for five consecutive years or, if earlier, made a payment of current interest during a deferral period.

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

        The Company's three other junior subordinated debenture instruments are all similar in nature to each other. Three separate business trusts issued preferred securities to investors and used the proceeds to purchase the Company's subordinated debentures. Interest on each of the instruments is paid semi-annually.

        The Company's consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $11 million and $15 million for the years ended December 31, 2009 and 2008, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

        The following table presents merger-related unamortized fair value adjustments and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at December 31,
					Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	2009	2008
Senior notes	8.125%	Apr. 2010	$3	$12	4.257%
Medium-term notes	7.415%	Aug. 2010	—	1	3.310%
Subordinated debentures	7.625%	Dec. 2027	20	20	6.147%
	8.500%	Dec. 2045	16	16	6.362%
	8.312%	Jul. 2046	19	19	6.362%

Total			$58	$68

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

        Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2010, $273 million; 2011, $11 million; 2012, $250 million; 2013, $500 million; and 2014, none.

Line of Credit Agreement

        The Company has $1.0 billion, five-year revolving credit agreement with a syndicate of financial institutions that expires on June 10, 2010. Pursuant to covenants in the credit agreement, the Company must maintain an excess of consolidated net worth over goodwill and other intangible assets of not less than $10 billion at all times. The Company must also maintain a ratio of total consolidated debt to the sum of total consolidated debt plus consolidated net worth of not greater than 0.40 to 1.00. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control. At December 31, 2009, the Company was in compliance with these covenants and all other covenants related to its outstanding debt instruments. There were no amounts outstanding under the credit agreement as of December 31, 2009 or 2008.

Shelf Registration

        In December 2008, the Company filed with the Securities and Exchange Commission a universal shelf registration statement for the potential offering and sale of securities to replace its expiring universal shelf registration statement. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering. During 2009, the Company issued securities with a principal amount of $500 million under the new shelf registration statement, and in 2008, the Company issued securities with a principal amount of $500 million under the prior shelf registration statement.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY

Preferred Stock

        The Company's preferred shareholders' equity represents the par value of preferred shares outstanding related to a legacy Stock Ownership Plan (SOP) Trust which was subsequently merged into The Travelers 401(k) Savings Plan (the 401(k) Savings Plan). The SOP Trust may at any time convert any or all of the preferred shares into shares of the Company's common stock at a rate of eight shares of common stock for each preferred share. The board of directors has reserved a sufficient number of authorized common shares to satisfy the conversion of all preferred shares issued to the SOP Trust and the redemption of preferred shares to meet employee distribution requirements. Upon the redemption of preferred shares, the Company will issue shares of common stock to the trust to fulfill the redemption obligations. See note 13. Holders of the preferred stock have a preference upon liquidation, dissolution or winding up of the Company of $100 per share.

Common Stock

        The Company is governed by the Minnesota Business Corporation Act. All authorized shares of voting common stock have no par value. Shares of common stock reacquired are considered authorized and unissued shares. The number of authorized shares of the company is 1.75 billion, consisting of 1.745 billion shares of voting common stock and five million undesignated shares. The Company's articles of incorporation allow the board of directors to establish, from the undesignated shares, one or more classes and series of shares, and to further designate the type of shares and terms thereof. In 1990, the board designated 1.45 million shares as Series B Convertible Preferred Stock in connection with its 401(k) Savings Plan.

Treasury Stock

        Since May 2006, the Company's board of directors has approved four common share repurchase authorizations, for a cumulative authorization of up to $16 billion of shares of the Company's common stock. Under these authorizations, the most recent of which totaled $6 billion and was approved by the board of directors in October 2009, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's earnings, corporate and regulatory requirements, share price, catastrophe losses, strategic initiatives and other market conditions. The following table summarizes repurchase activity in 2009 under these authorizations and remaining repurchase capacity at December 31, 2009.

Quarterly Period Ending	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2009	—	$—	$—	$3,809,857,539
June 30, 2009	18,450,066	750,030,914	40.65	3,059,826,625
September 30, 2009	20,826,981	1,000,035,439	48.02	2,059,791,186
December 31, 2009	30,095,982	1,550,088,479	51.50	6,509,702,707

Total	69,373,029	$3,300,154,832	$47.57	$6,509,702,707

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

        From the inception of the authorization in May 2006 through December 31, 2009, the Company repurchased a cumulative total of 193.2 million shares for a total cost of $9.49 billion, or $49.12 per share.

        The Company's Amended and Restated 2004 Stock Incentive Plan provides settlement alternatives to employees in which the Company repurchases shares to cover tax withholding costs and exercise costs. During the years ended December 31, 2009 and 2008, the Company purchased $65 million and $38 million, respectively, of its common stock under these plans.

        Common shares acquired are reported as treasury stock in the consolidated balance sheet.

Dividend Availability

        The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $3.49 billion is available by the end of 2010 for such dividends without prior approval of the Connecticut Insurance Department for Connecticut-domiciled subsidiaries and the Minnesota Department of Commerce for Minnesota-domiciled subsidiaries. The Company may choose to accelerate the timing within 2010 and/or increase the amount of dividends from its insurance subsidiaries in 2010, which could result in certain dividends being subject to approval by those Insurance Departments. The holding company received $3.54 billion of dividends from its domestic insurance subsidiaries in 2009, including a $500 million dividend that received regulatory approval.

Statutory Net Income and Surplus

        Statutory net income of the Company's insurance subsidiaries was $3.90 billion, $4.10 billion and $4.86 billion for the years ended December 31, 2009, 2008 and 2007, respectively. Statutory capital and surplus of the Company's insurance subsidiaries was $23.20 billion and $21.49 billion at December 31, 2009 and 2008, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

Accumulated Other Changes in Equity from Nonowner Sources, Net of Tax

        Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

(at and for the year ended December 31, in millions)	Net Unrealized Gains (Losses) on Investment Securities	Net Benefit Plan Assets and Obligations Recognized in Equity	Other(1)	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2006	$453	$(94)	$93	$452
Net change in unrealized gains on investment securities, net of tax expense of $151	280	—	—	280
Less: Reclassification adjustment for net realized gains included in net income, net of tax benefit of $(60)	(113)	—	—	(113)
Net change in benefit plan assets and obligations recognized in equity, net of tax benefit of $(30)	—	(50)	—	(50)
Change in other, net of tax expense of $30	—	—	101	101

Current period change	167	(50)	101	218

Balance, December 31, 2007	620	(144)	194	670
Net change in unrealized gains on investment securities, net of tax benefit of $(584)	(1,056)	—	—	(1,056)
Less: Reclassification adjustment for net realized gains included in net income, net of tax expense of $157	292	—	—	292
Net change in benefit plan assets and obligations recognized in equity, net of tax benefit of $(212)	—	(405)	—	(405)
Change in other, net of tax benefit of $(47)	—	—	(401)	(401)

Current period change	(764)	(405)	(401)	(1,570)

Balance, December 31, 2008	(144)	(549)	(207)	(900)
Cumulative effect of adoption of updated accounting guidance at April 1, 2009 net of tax benefit of $(38) (see note 1)	(71)	—	—	(71)
Net change in unrealized gains on investment securities, net of tax expense of $1,122	2,088	—	—	2,088
Less: Reclassification adjustment for net realized gains included in net income, net of tax benefit of $(6)	(12)	—	—	(12)
Net change in benefit plan assets and obligations recognized in equity, net of tax benefit of $(47)	—	(88)	—	(88)
Change in other, net of tax expense of $43	—	—	202	202

Current period change	2,005	(88)	202	2,119

Balance, December 31, 2009	$1,861	$(637)	$(5)	$1,219

(1)
Activity in all years primarily represented foreign currency translation adjustments.

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

        On January 1, 2009, the Company adopted the updated guidance related to earnings per share as described in note 1. The impact of the adoption of this guidance was a reduction of previously reported basic earnings per share by $0.03 per share and $0.04 per share for the years ended December 31, 2008 and 2007, respectively, and a reduction of previously reported diluted earnings per share by $0.01 per share for each of the years ended December 31, 2008 and 2007.

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2009	2008	2007
Basic
Net income, as reported	$3,622	$2,924	$4,601
Preferred stock dividends	(3)	(4)	(4)
Participating share-based awards—allocated income	(26)	(19)	(33)

Net income available to common shareholders—basic	$3,593	$2,901	$4,564

Diluted
Net income available to common shareholders	$3,593	$2,901	$4,564
Effect of dilutive securities:
Convertible preferred stock	3	4	4
Performance shares	2	—	—
Zero coupon convertible notes	1	4	4
Convertible junior subordinated notes	—	—	8

Net income available to common shareholders—diluted	$3,599	$2,909	$4,580

Common Shares
Basic
Weighted average shares outstanding	563.2	595.9	652.0

Diluted
Weighted average shares outstanding	563.2	595.9	652.0
Weighted average effects of dilutive securities:
Convertible preferred stock	2.0	2.4	2.9
Stock options and performance shares	3.0	3.6	6.4
Zero coupon convertible notes	0.4	2.4	2.4
Convertible junior subordinated notes	—	—	4.9

Total	568.6	604.3	668.6

Net income Per Common Share
Basic	$6.38	$4.87	$7.00

Diluted	$6.33	$4.81	$6.85

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES

(for the year ended December 31, in millions)	2009	2008	2007
Composition of income tax expense (benefit) included in consolidated statement of income
Current expense (benefit):
Federal	$822	$763	$1,279
Foreign	75	68	103
State	(8)	10	3

Total current tax expense	889	841	1,385

Deferred expense (benefit):
Federal	213	(58)	230
Foreign	(13)	9	—

Total deferred tax expense (benefit)	200	(49)	230

Total income tax expense included in consolidated statement of income	1,089	792	1,615
Composition of income tax included in common shareholders' equity
Expense (benefit) relating to stock-based compensation, the change in unrealized appreciation on investments, unrealized loss on foreign exchange and unrealized loss on derivatives, and other comprehensive income	1,099	(701)	47

Total income tax expense included in consolidated financial statements	$2,188	$91	$1,662

Effective tax rate
Income before federal, foreign and state income taxes	$4,711	$3,716	$6,216
Statutory tax rate	35%	35%	35%

Expected federal income tax expense	1,649	1,301	2,176
Tax effect of:
Nontaxable investment income	(480)	(480)	(465)
Other, net	(80)	(29)	(96)

Total income tax expense	$1,089	$792	$1,615

Effective tax rate	23%	21%	26%

        The current income tax payable was $150 million and $145 million at December 31, 2009 and 2008, respectively, and is included in other liabilities in the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2009	2008
Deferred tax assets
Claims and claim adjustment expense reserves	$1,116	$1,217
Unearned premium reserves	648	663
Investments	—	105
Other	693	769

Total gross deferred tax assets	2,457	2,754

Deferred tax liabilities
Deferred acquisition costs	564	575
Investments	1,044	—
Internally-developed software	108	100
Other	69	114

Total gross deferred tax liabilities	1,785	789

Total deferred income taxes	$672	$1,965

        If the Company determines that any of its deferred tax assets will not result in future tax benefits, a valuation allowance must be established for the portion of these assets that are not expected to be realized. Based upon a review of the Company's anticipated future taxable income, and also including all other available evidence, both positive and negative, the Company's management concluded that it is more likely than not that the gross deferred tax assets will be realized.

        For tax return purposes, as of December 31, 2009, the Company had net operating loss (NOL) carryforwards on a regular tax basis and an alternative minimum tax (AMT) basis of approximately $70 million and $36 million, respectively. These NOL carryforwards expire, if unused, in 2018. The amount and timing of realizing the benefit of NOL carryforwards depends on future taxable income and limitations imposed by tax laws. The benefit of the NOL carryforward has been recognized in the consolidated financial statements.

        U.S. income taxes have not been provided on $440 million of the Company's foreign operations' undistributed earnings as of December 31, 2009, as such earnings are intended to be permanently reinvested in those operations. Furthermore, any taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on any dividend distributions from such earnings.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009 and 2008:

(in millions)	2009	2008
Balance at January 1	$110	$143
Additions for tax positions of prior years	1	4
Reductions for tax positions of prior years	(12)	(30)
Additions based on tax positions related to current year	6	3
Reductions based on tax positions related to current year	(5)	(10)

Balance at December 31	$100	$110

        Included in the balances at December 31, 2009 and 2008 were $7 million and $17 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balances at both dates were $93 million of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility would not affect the annual effective tax rate.

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes. During the years ended December 31, 2009 and 2008, the Company recognized approximately $(28) million and $93 million in interest, respectively. The Company had approximately $91 million and $119 million for the payment of interest accrued at December 31, 2009 and 2008, respectively.

        The IRS is conducting an examination of the Company's U.S. income tax returns for 2007 and 2008. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.

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

Stock Option Awards

        Stock option awards granted to eligible officers and key employees have a ten-year term. Prior to January 1, 2007, stock options were granted with an exercise price equal to the fair market value of the Company's common stock on the day preceding the date of grant. Beginning January 1, 2007, all stock options are granted with an exercise price equal to the closing price of the Company's common stock on the date of grant. The stock options granted generally vest upon meeting certain years of service criteria. Except as the Compensation Committee of the Board may allow in the future, stock options cannot be sold or transferred by the participant. The stock options granted under the 2004 Incentive Plan vest at the end of three years (cliff vest).

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is the time to vest plus half the remaining time to expiration. This considers the vesting restriction and represents an even pattern of exercise behavior over the remaining term. Reload options are exercisable for the remaining term of the original option and therefore would generally have a shorter expected term. The expected volatility is based on the average historical volatility of the common stock of an industry peer group of entities, due to the limited Company stock history, over the estimated option term based on the mid-month of the option grant. The expected dividend is based upon the Company's current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for each option is the interpolated market yield for the mid-month of the option grant on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option. Shares received through option exercises under the reload program are subject to restriction on sale. A 10% discount, as measured by the estimated cost of protecting against changes in market value, has been applied to the fair value of reload options granted to reflect these sales restrictions. The following assumptions were used in estimating the fair value of options on grant date for the years ended December 31, 2009, 2008 and 2007:

2009	Original Grants	Reload Grants
Expected term of stock options	6 years	1 - 2 years
Expected volatility of the Company's stock	28.2% - 34.1%	36.5% - 55.1%
Weighted average volatility	32.4%	42.9%
Expected annual dividend per share	$1.20 - $1.32	$1.20 - $1.32
Risk-free rate	2.07% - 2.85%	0.29% - 1.21%

2008	Original Grants	Reload Grants
Expected term of stock options	6 - 7 years	1 - 3 years
Expected volatility of the Company's stock	22.8% - 29.9%	19.1% - 31.4%
Weighted average volatility	23.1%	23.9%
Expected annual dividend per share	$1.16 - $1.20	$1.16 - $1.20
Risk-free rate	2.61% - 3.75%	1.36% - 3.42%

2007	Original Grants	Reload Grants
Expected term of stock options	6 - 7 years	1 - 3 years
Expected volatility of the Company's stock	22.5% - 26.9%	14.3% - 19.7%
Weighted average volatility	24.9%	16.5%
Expected annual dividend per share	$1.04 - $1.16	$1.04 - $1.16
Risk-free rate	3.79% - 5.10%	3.34% - 5.06%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        A summary of stock option activity under the Company's 2004 Incentive Plan and legacy share-based incentive compensation plans as of and for the year ended December 31, 2009 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	32,799,773	$44.97
Granted:
Original	3,056,802	39.58
Reload	667,652	47.34
Exercised	(5,100,362)	38.60
Forfeited or expired	(1,338,198)	46.80

Outstanding, end of year	30,085,667	$45.48	4.0 Years	$164

Vested at end of year(1)	25,076,268	$45.72	3.2 Years	$133

Exercisable at end of year	21,883,977	$45.68	2.6 Years	$118

(1)
Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

        The following table presents additional information regarding original and reload grants for the years ended December 31, 2009, 2008 and 2007.

2009	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$9.54	$8.95
Total intrinsic value of options exercised during the year (in millions)	$52	$—

2008	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$9.56	$5.80
Total intrinsic value of options exercised during the year (in millions)	$33	$1

2007	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$14.36	$5.31
Total intrinsic value of options exercised during the year (in millions)	$90	$5

        On February 2, 2010, the Company, under the 2004 Stock Incentive Plan, granted 2,601,064 stock option awards with an exercise price of $51.09 per share. The fair value attributable to the stock option awards on the date of grant was $11.98 per share.

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

        The Company also has a Performance Share Awards Program pursuant to the 2004 Incentive Plan which became effective beginning in 2006. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance awards provide the recipient the right to earn shares of the Company's common stock based upon the Company's attainment of certain performance goals. The performance goals for performance awards are based on the Company's adjusted return on equity over a three-year performance period. Vesting of any performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity. If the performance period return on equity is below the minimum threshold, none of the shares will vest. If performance meets or exceeds the minimum performance threshold, a range of performance shares will vest (50%-160% for awards granted prior to and including February 2009; 50%-150% for awards granted in February 2010 and thereafter), depending on the actual return on equity attained.

        The fair value of restricted stock units, deferred stock and performance shares is measured at the market price of the Company stock at date of grant.

        The total fair value of shares that vested during the years ended December 31, 2009, 2008 and 2007 was $78 million, $82 million and $99 million, respectively.

        A summary of restricted stock units, deferred stock awards and performance share activity under the Company's 2004 Incentive Plan and legacy plans as of and for the year ended December 31, 2009 is as follows:

	Restricted and Deferred Shares			Performance Shares
Other Equity Instruments	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Outstanding, beginning of year	3,350,954		$47.33	1,450,028		$49.87
Granted	1,543,909		39.53	993,541		39.50
Vested	(1,351,057	)(1)	44.29	(833,795	)(2)	52.58
Forfeited	(161,258)		45.78	(136,393)		45.70
Performance-based adjustment	—		—	236,581	(3)	50.67

Outstanding, end of year	3,382,548		$45.05	1,709,962		$42.93

(1)
Represents awards for which the requisite service has been rendered.

(2)
Reflects the number of performance shares attributable to the performance goals attained over the completed performance period (3 years) and for which service conditions have been met.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED INCENTIVE COMPENSATION (Continued)

(3)
Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2006 through 2009.

        On February 2, 2010, the Company, under the 2004 Stock Incentive Plan, granted 1,861,814 common stock awards in the form of restricted stock units, deferred stock and performance share awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock awards totaled 1,020,839 shares while the performance share awards totaled 840,975 shares. The fair value per share attributable to the common stock awards on the date of grant was $51.09.

Share-Based Compensation Cost Recognition

        The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period). Awards granted to retiree-eligible or to employees who become retiree-eligible before an award's vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted. The compensation cost reflects an estimated annual forfeiture rate from 3.5% to 5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates. Compensation costs for awards are recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2009, 2008 and 2007 was $127 million, $123 million and $125 million, respectively. Included in these amounts are compensation cost adjustments of $11 million, $6 million and $5 million, for the years ended December 31, 2009, 2008 and 2007, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards. The related tax benefits recognized in earnings were $44 million, $42 million and $42 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        At December 31, 2009, there was $111 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted stock, restricted stock units, deferred stock and performance shares granted under the Company's 2004 Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

        Cash received from the exercise of employee stock options under share-based compensation plans totaled $180 million and $89 million in 2009 and 2008, respectively. The tax benefit realized for tax deductions from employee stock options exercised during 2009 and 2008 totaled $17 million and $12 million, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

        The Company sponsors a qualified non-contributory defined benefit pension plan, which covers substantially all employees and provides benefits under a cash balance formula, except that employees satisfying certain age and service requirements remain covered by a prior final average pay formula. In addition, the Company sponsors a nonqualified defined benefit pension plan which covers certain highly-compensated employees and also sponsors a postretirement health and life insurance benefit plan for employees satisfying certain age and service requirements and for certain retirees.

Obligations and Funded Status

        The following tables summarize the funded status, obligations and amounts recognized in the consolidated balance sheet for the Company's benefit plans. The Company uses a December 31 measurement date for its pension and postretirement benefit plans.

	Qualified Domestic Plan		Nonqualified and Foreign Plans		Total
(at and for the year ended December 31, in millions)	2009	2008	2009	2008	2009	2008
Change in projected benefit obligation
Benefit obligation at beginning of year	$1,907	$1,841	$137	$182	$2,044	$2,023
Benefits earned	76	74	4	3	80	77
Interest cost on benefit obligation	116	107	9	10	125	117
Actuarial loss (gain)	212	(8)	32	(18)	244	(26)
Benefits paid	(97)	(107)	(16)	(13)	(113)	(120)
Foreign currency exchange rate change	—	—	7	(27)	7	(27)

Benefit obligation at end of year	$2,214	$1,907	$173	$137	$2,387	$2,044

Change in plan assets
Fair value of plan assets at beginning of year	$1,758	$1,870	$60	$105	$1,818	$1,975
Actual return on plan assets	259	(455)	14	(18)	273	(473)
Company contributions	260	450	13	10	273	460
Benefits paid	(97)	(107)	(16)	(13)	(113)	(120)
Foreign currency exchange rate change	—	—	7	(24)	7	(24)

Fair value of plan assets at end of year	2,180	1,758	78	60	2,258	1,818

Funded status of plan at end of year	$(34)	$(149)	$(95)	$(77)	$(129)	$(226)

Amounts recognized in the statement of financial position consist of:
Accrued over-funded benefit plan assets	$—	$—	$—	$2	$—	$2
Accrued under-funded benefit plan liabilities	(34)	(149)	(95)	(79)	(129)	(228)

Total	$(34)	$(149)	$(95)	$(77)	$(129)	$(226)

Amounts recognized in accumulated other changes in equity from nonowner sources consist of:
Prior service benefit	$(2)	$(8)	$(1)	$(1)	$(3)	$(9)
Net actuarial loss	943	838	54	34	997	872

Total	$941	$830	$53	$33	$994	$863

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2009	2008
Change in projected benefit obligation:
Benefit obligation at beginning of year	$269	$250
Benefits earned	1	—
Interest cost on benefit obligation	17	15
Actuarial loss (gain)	(5)	24
Benefits paid	(18)	(20)
Foreign currency exchange rate change	—	—

Benefit obligation at end of year	$264	$269

Change in plan assets:
Fair value of plan assets at beginning of year	$21	$23
Actual return on plan assets	1	—
Company contributions	16	18
Benefits paid	(18)	(20)

Fair value of plan assets at end of year	20	21

Funded status of plan at year end	$(244)	$(248)

Amounts recognized in the statement of financial position consist of:
Accrued under-funded benefit plan liability	$(244)	$(248)

Total	$(244)	$(248)

Amounts recognized in accumulated other changes in equity from nonowner sources consist of:
Prior service benefit	$—	$—
Net actuarial gain	(19)	(14)

Total	$(19)	$(14)

        The total accumulated benefit obligation for the Company's defined benefit pension plans was $2.36 billion and $2.02 billion at December 31, 2009 and 2008, respectively. The Qualified Domestic Plan accounted for $2.19 billion and $1.89 billion of the total accumulated benefit obligation at December 31, 2009 and 2008, respectively, whereas the Nonqualified and Foreign Plans accounted for $0.17 billion and $0.13 billion of the total accumulated benefit obligation at December 31, 2009 and 2008, respectively.

        For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $2.38 billion and the aggregate accumulated benefit obligation was $2.35 billion at December 31, 2009. The fair value of plan assets for the above plans was $2.25 billion and $1.76 billion at December 31, 2009 and 2008, respectively.

        The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified pension plan. During 2009 and 2008, the Company voluntarily made contributions totaling $260 million and $450 million, respectively, to the qualified pension plan. The

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Company has not determined whether or not additional funding will be made during 2010. There is no required contribution to the qualified pension plan during 2010.

        The following table summarizes the components of net periodic benefit cost and other amounts recognized in accumulated other changes in equity from nonowner sources related to the benefit plans for the years ended December 31, 2009, 2008 and 2007.

	Pension Plans			Postretirement Benefit Plans
(in millions)	2009	2008	2007	2009	2008	2007
Net Periodic Benefit Cost:
Service cost	$80	$77	$69	$1	$—	$1
Interest cost on benefit obligation	125	117	111	17	15	16
Expected return on plan assets	(176)	(158)	(150)	(1)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	(6)	(6)	(6)	—	—	—
Net actuarial loss (gain)	22	8	4	—	(3)	(3)

Net benefit expense	$45	$38	$28	$17	$11	$13

Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Accumulated Other Changes in Equity from Nonowner Sources:
Prior service benefit	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	147	605	76	(5)	25	(1)
Amortization of prior service benefit	6	6	6	—	—	—
Amortization of net actuarial (loss) gain	(22)	(8)	(4)	—	3	3

Total other changes recognized in accumulated other changes in equity from nonowner sources	131	603	78	(5)	28	2

Total other changes recognized in net benefit expense and accumulated other changes in equity from nonowner sources	$176	$641	$106	$12	$39	$15

        The estimated net actuarial loss (gain) and prior service benefit for the defined benefit pension plans that will be amortized from other changes in equity from nonowner sources into net periodic benefit cost over the next fiscal year are $60 million and $(3) million, respectively. There is no estimated net loss (gain) or prior service cost for the postretirement benefit plans to be amortized from other changes in equity from nonowner sources into net periodic benefit cost over the next fiscal year.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Assumptions and Health Care Cost Trend Rate Sensitivity

(at and for the year ended December 31,)	2009	2008
Assumptions used to determine benefit obligations
Discount rate	5.55%	6.30%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate	6.30%	6.00%
Expected long-term rate of return on pension plans' assets	8.00%	8.00%
Expected long-term rate of return on postretirement benefit plans' assets	5.00%	5.25%
Assumed health care cost trend rates
Following year	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2017

        The discount rate assumption used to determine the benefit obligation for 2009 and 2008 was based on a yield-curve approach. Under this approach, a weighted average yield is determined from a hypothetical portfolio of high quality fixed maturity corporate bonds (rated Aa or higher) available at the year-end valuation date for which the timing and amount of cash outflows correspond with the timing and amount of the estimated benefit payouts of the Company's benefit plan.

        In choosing the expected long-term rate of return, the Company's Pension Plan Investment Committee considered the historical returns of equity and fixed maturity markets in conjunction with today's economic and financial market conditions.

        As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation by $26 million at December 31, 2009, and the aggregate of the service and interest cost components of net postretirement benefit expense by $2 million for the year ended December 31, 2009. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation at December 31, 2009 by $22 million and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2009.

Plan Assets

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

        The Company's overall investment strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a wide

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 75% equity securities and 20% to 40% fixed income securities. Equity securities primarily include investments in large, medium and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities and U.S. Treasuries. Other types of investments include a hedge fund of funds and private equity funds that follow several different strategies.

        Equity securities include 797,600 shares of the Company's common stock with a market value of $40 million at December 31, 2009.

Fair Value Measurement—Pension Plans and Other Postretirement Benefit Assets

        For a discussion of the methods employed by the Company to measure the fair value of invested assets, see note 4. The following discussion of fair value measurements apply exclusively to the Company's pension plans and other postretirement benefit assets.

        Short-term securities are carried at fair value which approximates cost plus accrued interest or amortized discount. The fair value or market value of these is periodically compared to this amortized cost and is based on significant observable inputs as determined by an external pricing service. Accordingly, the estimates of fair value for such short-term securities, other than U.S. Treasury securities and money market mutual funds, provided by an external pricing service are included in the amount disclosed in Level 2 of the hierarchy. The estimated fair value of U.S. Treasury securities and money market mutual funds is included in the amount disclosed in Level 1 as the estimates are based on unadjusted market prices.

        The Plan holds investments in partnerships with a fair value estimate determined by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Plan includes the total fair value estimate for the partnerships in the amount disclosed in Level 3.

        The group annuity contract is recorded at fair value, which approximates the cost basis. The cost basis is measured by the amount of funds contributed, increased for investment income credited and reduced for benefits paid and expenses charged. Due to the significant unobservable inputs in this valuation, the Plan includes the total fair value estimate for the group annuity contract in the amount disclosed in Level 3.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Fair Value Hierarchy—Pension Plans

        The following table presents the level within the fair value hierarchy at which the financial assets of the Company's pension plans are measured on a recurring basis at December 31, 2009.

(at December 31, 2009, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$42	$42	$—	$—
Debt securities issued by foreign governments	8	—	8	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	46	—	46	—
All other corporate bonds	65	—	65	—

Total fixed maturities	161	42	119	—

Equity securities(1)	1,513	860	653	—
Other investments(2)	17	—	—	17
Cash and short-term securities	567	284	283	—

Total	$2,258	$1,186	$1,055	$17

(1)
Equity securities consist of a combination of equity security mutual funds and separately managed equity assets. Mutual funds are invested in low cost equity index funds that track large and small company indices in both growth and value styles. The separately managed equity assets are managed by various unaffiliated investment advisors who focus on various equity investment styles.

(2)
Other investments include a hedge fund and two private equity funds. The hedge fund is a "fund of funds" that is multi-strategy. One private equity fund is focused on financial companies, and the other is focused on real estate-related investments. One group annuity contract is also included in other investments.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The following table presents the changes in the Level 3 fair value category for the pension plans during the period indicated.

(in millions)	Other Investments
Balance at December 31, 2008	$19
Actual return on plan assets:
Relating to assets still held	1
Relating to assets sold during the year	—
Purchases, (sales), issuances and settlements	(3)
Gross transfers into Level 3	—
Gross transfers out of Level 3	—

Balance at December 31, 2009	$17

Other Postretirement Benefit Plan

        The Company's overall investment strategy is to achieve a mix of approximately 35% to 65% of investments for long-term growth and 35% to 60% for near-term insurance payments with a wide diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 0% to 10% equity securities and 20% to 60% fixed income securities, with the remainder allocated to short-term securities. Equity securities include an investment in a small-mid growth fund investing in companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities and U.S. Treasuries.

Fair Value Hierarchy—Other Postretirement Benefit Plan

        The following table presents the level within the fair value hierarchy at which the financial assets of the Company's other postretirement benefit plan are measured on a recurring basis at December 31, 2009.

(at December 31, 2009, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1	$—	$1	$—
All other corporate bonds	5	—	5	—

Total fixed maturities	6	—	6	—

Non-redeemable preferred stock	1	—	1	—
Short-term securities	13	4	9	—

Total	$20	$4	$16	$—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Estimated Future Benefit Payments

        Benefits expected to be paid, which reflect estimated future employee service, are estimated to be:

Expected payments by period (in millions)	Pension Plans	Postretirement Benefit Plans	Prescription Drug Subsidy
2010	$162	$20	$2
2011	174	21	2
2012	187	22	2
2013	195	22	2
2014	204	23	3
2015 through 2019	1,142	112	14

Savings Plan

        The Company has a savings plan, The Travelers 401(k) Savings Plan (the Savings Plan), in which substantially all Company employees are eligible to participate. Under the Savings Plan, the Company matched employee contributions up to 5% of eligible pay, with a maximum annual match of $5,000 which becomes 100% vested after three years of service. The Company's matching contribution is made in cash and invested according to the employee's current investment elections. The Company's matching contribution can be reinvested at any time into any other investment option. In 2009, in addition to the annual matching contribution, the Company made a special contribution to each employee having a base salary of $60,000 or less as of December 31, 2008, in the amount of 1% of base salary up to a maximum of $500 regardless of the employee having contributed to the Savings Plan. The total expense related to the Savings Plan was $98 million and $94 million for the years ended December 31, 2009 and 2008, respectively.

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

14. LEASES

        Rent expense was $211 million, $220 million and $210 million in 2009, 2008 and 2007, respectively.

        Future minimum annual rental payments under noncancellable operating leases are $174 million, $142 million, $110 million, $84 million, $64 million and $107 million for 2010, 2011, 2012, 2013, 2014 and 2015 and thereafter, respectively. Future sublease rental income aggregating approximately $13 million will partially offset these commitments.

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

Asbestos- and Environmental-Related Proceedings

        In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation, including, among others, the litigation described below. The Company continues to be subject to aggressive asbestos-related litigation. The conditions surrounding the final resolution of these claims and the related litigation continue to change. The Company is defending its asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. For other information regarding the Company's asbestos and environmental exposure, including the results of its annual in-depth asbestos claim review as well as its quarterly asbestos reserve review, see "Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation," "—Environmental Claims and Litigation" and "—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves."

        Asbestos Direct Action Litigation—In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against TPC and other insurers (not including SPC) in state court in West Virginia. These and other cases subsequently filed in West Virginia were consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia. The plaintiffs allege that the insurer defendants engaged in unfair trade practices in violation of state statutes by inappropriately handling and settling asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers. Similar lawsuits alleging inappropriate handling and settling of asbestos claims were filed in Massachusetts and Hawaii state courts. These suits are collectively referred to as the Statutory and Hawaii Actions.

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

        In November 2003, the parties reached a settlement of the Statutory and Hawaii Actions. This settlement includes a lump-sum payment of up to $412 million by TPC, subject to a number of significant contingencies. In May 2004, the parties reached a settlement resolving substantially all pending and similar future Common Law Claims against TPC. This settlement requires a payment of up to $90 million by TPC, subject to a number of significant contingencies. Among the contingencies for each of these settlements is a final order of the bankruptcy court clarifying that all of these claims, and similar future asbestos-related claims against TPC, are barred by prior orders entered by the bankruptcy court ("the 1986 Orders").

        On August 17, 2004, the bankruptcy court entered an order approving the settlements and clarifying that the 1986 Orders barred the pending Statutory and Hawaii Actions and substantially all Common Law Claims pending against TPC ("the Clarifying Order"). The Clarifying Order also applies to similar direct action claims that may be filed in the future.

        On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the Clarifying Order while vacating that portion of the order that required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court.

        Various parties appealed the district court's March 29, 2006 ruling to the U.S. Court of Appeals for the Second Circuit. On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court's approval of the Clarifying Order. On February 29, 2008, TPC and certain other parties to the appeals filed petitions for rehearing and/or rehearing en banc, requesting reinstatement of the district court's judgment, which were denied. TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit's decision, and on December 12, 2008, the Petitions were granted.

        On June 18, 2009, the Supreme Court ruled in favor of the Company, reversing the Second Circuit's February 15, 2008 decision, finding, among other things, that the 1986 Orders are final and generally bar the Statutory and Hawaii actions and substantially all Common Law Claims against TPC. Further, the Supreme Court ruled that the bankruptcy court had jurisdiction to issue the Clarifying Order. However, since the Second Circuit had not ruled on certain additional issues, principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues. Accordingly, the settlements are not yet final. On October 21, 2009, all but one of the objectors to the Clarifying Order requested that the Second Circuit dismiss their appeal of the order approving the settlement, and that request was granted. Oral argument on the issues remaining to be considered on remand took place on October 22, 2009. The parties await a decision from the Second Circuit.

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

Other Proceedings

        Reinsurance Litigation—From time to time, the Company is involved in proceedings addressing disputes with its reinsurers regarding the collection of amounts due under the Company's reinsurance agreements. These proceedings may be initiated by the Company or the reinsurers and may involve the terms of the reinsurance agreements, the coverage of particular claims, exclusions under the agreements, as well as counterclaims for rescission of the agreements. One of these disputes is the action described in the following paragraphs.

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

        In November 2007, the trial court issued rulings denying Gulf's motion for partial summary judgment against Gerling and granting Gerling's motion for partial summary judgment on certain claims and counterclaims. Gulf appealed the trial court's decision to the Supreme Court of New York Appellate Division, First Department. On October 1, 2009, the Appellate Division issued an opinion reversing certain portions of the trial court's summary judgment rulings, while affirming other portions of those rulings and remanded the case to the trial court. In November 2009, Gulf entered into a final settlement agreement with Gerling. Accordingly, this entire matter is now concluded.

        Based on the Company's beliefs about its legal positions in its various reinsurance recovery proceedings, the Company does not expect any of these matters will have a material adverse effect on its results of operations in a future period.

        Industry-Wide Investigations—As previously disclosed, as part of industry-wide investigations that commenced in October 2004, the Company and its affiliates received subpoenas and written requests for information from a number of government agencies and authorities, including, among others, state attorneys general, state insurance departments, the U.S. Attorney for the Southern District of New York and the U.S. Securities and Exchange Commission (SEC). The areas of pending inquiry addressed to the Company included its relationship with brokers and agents and the Company's involvement with "non-traditional insurance and reinsurance products." The Company and its affiliates may receive additional subpoenas and requests for information with respect to these matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

        The Company cooperated with these subpoenas and requests for information. In addition, outside counsel, with the oversight of the Company's board of directors, conducted an internal review of these matters. This review was commenced after the announcement of litigation brought in October 2004 by the New York Attorney General's office against a major broker. In particular, upon completion of its review with respect to non-traditional insurance and reinsurance products, the Company concluded that no adjustment to previously issued financial statements was required. Any authority with open inquiries or investigations could ask that additional work be performed or reach conclusions different from the Company's.

        Broker Anti-Trust Litigation—In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company and/or certain of its affiliates, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers. The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company and/or certain of its affiliates, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company and certain of its affiliates, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys' fees. All defendants moved to dismiss the complaint for failure to state a claim. After giving plaintiffs multiple opportunities to replead, the court dismissed the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the district court's decisions to the U.S. Court of Appeals for the Third Circuit. Oral argument before the Third Circuit took place on April 21, 2009. The parties continue to await a ruling from the Third Circuit. Additional individual actions have been brought in state and federal courts against the Company involving allegations similar to those in In re Insurance Brokerage Antitrust Litigation, and further actions may be brought. The Company believes that all of these lawsuits have no merit and intends to defend vigorously.

        Other—In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations, either as a liability insurer defending third-party claims brought against policyholders or as an insurer defending claims brought against it relating to coverage or the Company's business practices. While the ultimate resolution of these legal proceedings could be material to the Company's results of operations in a future period, in the opinion of the Company's management, none would likely have a material adverse effect on the Company's financial position or liquidity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

        The Company previously reported that it sought guidance from the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Matters." After discussion with the staff of the Division of Corporate Finance and the Company's independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger of SPC and TPC. The Company cooperated with the requests for information.

Other Commitments and Guarantees

Commitments

        Investment Commitments—The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests. These commitments were $1.32 billion and $1.56 billion at December 31, 2009 and 2008, respectively.

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

        Under the sale agreement, SPC also committed to acquire a minimum level of reinsurance brokerage services from Aon through May 16, 2012. That commitment requires the Company to make a contractual payment to Aon to the extent such minimum level of service is not acquired. The maximum annual amount payable to Aon for such services and any such contractual payment related to that commitment is $20 million in 2010 and 2011, and $4 million in 2012.

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

        In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation. Such indemnification provisions generally

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments. The maximum amount of the Company's contingent obligation for indemnifications that are quantifiable was $1.40 billion at December 31, 2009, of which $12 million was recognized on the balance sheet at that date. These amounts resulted from indemnifications that were provided in connection with the sales of business entities.

16. NONCASH INVESTING AND FINANCING ACTIVITIES

        There were no significant noncash financing or investing activities during the years ended December 31, 2009, 2008 and 2007.

17. SUBSEQUENT EVENTS

        There were no subsequent events requiring adjustment to the financial statements or disclosure through February 18, 2010, the date that the Company's financial statements were issued.

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

        The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.19 billion at December 31, 2009.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2009

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$14,459	$6,959	$—	$—	$21,418
Net investment income	1,839	913	24	—	2,776
Fee income	310	(4)	—	—	306
Net realized investment gains (losses)	(54)	(57)	128	—	17
Other revenues	118	48	—	(3)	163

Total revenues	16,672	7,859	152	(3)	24,680

Claims and expenses
Claims and claim adjustment expenses	8,293	4,115	—	—	12,408
Amortization of deferred acquisition costs	2,560	1,253	—	—	3,813
General and administrative expenses	2,272	1,097	(3)	—	3,366
Interest expense	74	—	311	(3)	382

Total claims and expenses	13,199	6,465	308	(3)	19,969

Income (loss) before income taxes	3,473	1,394	(156)	—	4,711
Income tax expense (benefit)	840	344	(95)	—	1,089
Equity in net income of subsidiaries	—	—	3,683	(3,683)	—

Net income	$2,633	$1,050	$3,622	$(3,683)	$3,622

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(192)	$(130)	$(1)	$—	$(323)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	35	30	—	—	65

Other-than-temporary impairment losses	(157)	(100)	(1)	—	(258)
Other net realized investment gains	103	43	129	—	275

Net realized investment gains (losses)	$(54)	$(57)	$128	$—	$17

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2008

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$14,500	$7,079	$—	$—	$21,579
Net investment income	1,774	966	52	—	2,792
Fee income	389	1	—	—	390
Net realized investment gains (losses)	(393)	(49)	27	—	(415)
Other revenues	93	41	5	(8)	131

Total revenues	16,363	8,038	84	(8)	24,477

Claims and expenses
Claims and claim adjustment expenses	8,543	4,450	—	—	12,993
Amortization of deferred acquisition costs	2,638	1,242	—	—	3,880
General and administrative expenses	2,397	1,089	32	—	3,518
Interest expense	77	4	297	(8)	370

Total claims and expenses	13,655	6,785	329	(8)	20,761

Income (loss) before income taxes	2,708	1,253	(245)	—	3,716
Income tax expense	610	169	13	—	792
Equity in net income of subsidiaries	—	—	3,182	(3,182)	—

Net income	$2,098	$1,084	$2,924	$(3,182)	$2,924

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(302)	$(113)	$(5)	$—	$(420)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	—	—	—	—	—

Other-than-temporary impairment losses	(302)	(113)	(5)	—	(420)
Other net realized investment gains (losses)	(91)	64	32	—	5

Net realized investment gains (losses)	$(393)	$(49)	$27	$—	$(415)

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2007

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$14,507	$6,963	$—	$—	$21,470
Net investment income	2,553	1,130	78	—	3,761
Fee income	506	2	—	—	508
Net realized investment gains	67	70	17	—	154
Other revenues	42	81	12	(11)	124

Total revenues	17,675	8,246	107	(11)	26,017

Claims and expenses
Claims and claim adjustment expenses	8,375	4,022	—	—	12,397
Amortization of deferred acquisition costs	2,437	1,269	—	—	3,706
General and administrative expenses	2,263	1,039	50	—	3,352
Interest expense	88	9	260	(11)	346

Total claims and expenses	13,163	6,339	310	(11)	19,801

Income (loss) before income taxes	4,512	1,907	(203)	—	6,216
Income tax expense (benefit)	1,207	455	(47)	—	1,615
Equity in net income of subsidiaries	—	—	4,757	(4,757)	—

Net income	$3,305	$1,452	$4,601	$(4,757)	$4,601

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(36)	$(34)	$—	$—	$(70)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	—	—	—	—	—

Other-than-temporary impairment losses	(36)	(34)	—	—	(70)
Other net realized investment gains	103	104	17	—	224

Net realized investment gains	$67	$70	$17	$—	$154

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2009

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $90 subject to securities lending) (amortized cost $63,311)	$44,532	$21,022	$293	$—	$65,847
Equity securities, at fair value (cost $373)	196	198	57	—	451
Real estate	2	863	—	—	865
Short-term securities	2,241	750	1,861	—	4,852
Other investments	1,826	1,029	95	—	2,950

Total investments	48,797	23,862	2,306	—	74,965

Cash	132	122	1	—	255
Investment income accrued	547	275	3	—	825
Premiums receivable	3,648	1,823	—	—	5,471
Reinsurance recoverables	8,260	4,556	—	—	12,816
Ceded unearned premiums	788	128	—	—	916
Deferred acquisition costs	1,507	251	—	—	1,758
Deferred tax asset	460	173	39	—	672
Contractholder receivables	4,268	1,529	—	—	5,797
Goodwill	2,411	954	—	—	3,365
Other intangible assets	356	232	—	—	588
Investment in subsidiaries	—	—	30,608	(30,608)	—
Other assets	1,871	248	59	(46)	2,132

Total assets	$73,045	$34,153	$33,016	$(30,654)	$109,560

Liabilities
Claims and claim adjustment expense reserves	$34,622	$18,505	$—	$—	$53,127
Unearned premium reserves	7,504	3,357	—	—	10,861
Contractholder payables	4,268	1,529	—	—	5,797
Payables for reinsurance premiums	309	237	—	—	546
Debt	1,192	9	5,372	(46)	6,527
Other liabilities	3,832	1,221	234	—	5,287

Total liabilities	51,727	24,858	5,606	(46)	82,145

Shareholders' equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	—	—	79	—	79
Common stock (1,748.6 shares authorized; 520.3 shares issued and outstanding)	—	391	19,593	(391)	19,593
Additional paid-in capital	11,206	6,960	—	(18,166)	—
Retained earnings	8,852	1,399	16,310	(10,246)	16,315
Accumulated other changes in equity from nonowner sources	1,260	545	1,219	(1,805)	1,219
Treasury stock, at cost (199.6 shares)	—	—	(9,791)	—	(9,791)

Total shareholders' equity	21,318	9,295	27,410	(30,608)	27,415

Total liabilities and shareholders' equity	$73,045	$34,153	$33,016	$(30,654)	$109,560

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2008

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $8 subject to securities lending) (amortized cost $61,569)	$41,329	$19,635	$311	$—	$61,275
Equity securities, at fair value (cost $461)	207	128	44	—	379
Real estate	2	825	—	—	827
Short-term securities	2,213	1,169	1,840	—	5,222
Other investments	1,987	897	151	—	3,035

Total investments	45,738	22,654	2,346	—	70,738

Cash	183	167	—	—	350
Investment income accrued	545	274	4	—	823
Premiums receivable	3,956	1,879	—	—	5,835
Reinsurance recoverables	9,417	4,815	—	—	14,232
Ceded unearned premiums	806	135	—	—	941
Deferred acquisition costs	1,506	268	—	—	1,774
Deferred tax asset	1,319	549	97	—	1,965
Contractholder receivables	4,726	1,624	—	—	6,350
Goodwill	2,412	954	—	—	3,366
Other intangible assets	386	302	—	—	688
Investment in subsidiaries	—	—	28,181	(28,181)	—
Other assets	1,873	708	33	(44)	2,570

Total assets	$72,867	$34,329	$30,661	$(28,225)	$109,632

Liabilities
Claims and claim adjustment expense reserves	$35,810	$18,913	$—	$—	$54,723
Unearned premium reserves	7,609	3,348	—	—	10,957
Contractholder payables	4,726	1,624	—	—	6,350
Payables for reinsurance premiums	283	245	—	—	528
Debt	1,193	9	5,023	(44)	6,181
Other liabilities	3,952	1,303	319	—	5,574

Total liabilities	53,573	25,442	5,342	(44)	84,313

Shareholders' equity
Preferred Stock Savings Plan—convertible preferred stock (0.3 shares issued and outstanding)	—	—	89	—	89
Common stock (1,748.6 shares authorized; 585.1 shares issued and outstanding)	—	392	19,242	(392)	19,242
Additional paid-in capital	11,054	7,141	—	(18,195)	—
Retained earnings	8,328	1,628	13,314	(9,956)	13,314
Accumulated other changes in equity from nonowner sources	(88)	(274)	(900)	362	(900)
Treasury stock, at cost (128.8 shares)	—	—	(6,426)	—	(6,426)

Total shareholders' equity	19,294	8,887	25,319	(28,181)	25,319

Total liabilities and shareholders' equity	$72,867	$34,329	$30,661	$(28,225)	$109,632

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2009

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,633	$1,050	$3,622	$(3,683)	$3,622
Net adjustments to reconcile net income to net cash provided by operating activities	510	276	(345)	168	609

Net cash provided by operating activities	3,143	1,326	3,277	(3,515)	4,231

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,903	2,376	37	—	5,316
Proceeds from sales of investments:
Fixed maturities	1,342	1,457	6	—	2,805
Equity securities	20	45	—	—	65
Other investments	253	116	142	—	511
Purchases of investments:
Fixed maturities	(5,368)	(4,277)	(2)	—	(9,647)
Equity securities	—	(24)	—	—	(24)
Real estate	—	(15)	—	—	(15)
Other investments	(224)	(125)	—	—	(349)
Net (purchases) sales of short-term securities	(28)	419	(21)	—	370
Securities transactions in course of settlement	372	23	—	—	395
Other	(305)	(21)	—	—	(326)

Net cash provided by (used in) investing activities	(1,035)	(26)	162	—	(899)

Cash flows from financing activities
Payment of debt	(2)	—	(141)	—	(143)
Issuance of debt	—	—	494	—	494
Dividends paid to shareholders	—	—	(693)	—	(693)
Issuance of common stock—employee share options	—	—	180	—	180
Treasury shares acquired—share repurchase authorization	—	—	(3,259)	—	(3,259)
Treasury shares acquired—net employee share-based compensation	—	—	(29)	—	(29)
Excess tax benefits from share-based payment arrangements	—	—	8	—	8
Dividends paid to parent company	(2,157)	(1,340)	—	3,497	—
Capital contributions and loans between subsidiaries	—	(20)	2	18	—

Net cash used in financing activities	(2,159)	(1,360)	(3,438)	3,515	(3,442)

Effect of exchange rate changes on cash	—	15	—	—	15

Net increase (decrease) in cash	(51)	(45)	1	—	(95)
Cash at beginning of period	183	167	—	—	350

Cash at end of period	$132	$122	$1	$—	$255

Supplemental disclosure of cash flow information
Income taxes paid (received)	$799	$302	$(225)	$—	$876
Interest paid	$73	$—	$312	$—	$385

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2008

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,098	$1,084	$2,924	$(3,182)	$2,924
Net adjustments to reconcile net income to net cash provided by operating activities	949	(501)	178	(412)	214

Net cash provided by operating activities	3,047	583	3,102	(3,594)	3,138

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,511	2,304	54	—	4,869
Proceeds from sales of investments:
Fixed maturities	3,529	3,389	14	—	6,932
Equity securities	23	30	—	—	53
Real estate	—	25	—	—	25
Other investments	433	222	—	—	655
Purchases of investments:
Fixed maturities	(6,316)	(4,811)	—	—	(11,127)
Equity securities	(3)	(91)	(1)	—	(95)
Real estate	—	(38)	—	—	(38)
Other investments	(392)	(275)	—	—	(667)
Net sales (purchases) of short-term securities	507	(247)	(666)	—	(406)
Securities transactions in course of settlement	(325)	4	3	—	(318)
Other	(373)	328	—	—	(45)

Net cash provided by (used in) investing activities	(406)	840	(596)	—	(162)

Cash flows from financing activities
Payment of debt	(403)	—	(149)	—	(552)
Issuance of debt	—	—	496	—	496
Dividends paid to shareholders	—	—	(715)	—	(715)
Issuance of common stock—employee share options	—	—	89	—	89
Treasury shares acquired—share repurchase authorization	—	—	(2,167)	—	(2,167)
Treasury shares acquired—net employee share-based compensation	—	—	(29)	—	(29)
Excess tax benefits from share-based payment arrangements	—	—	10	—	10
Dividends paid to parent company	(2,257)	(1,104)	—	3,361	—
Capital contributions and loans between subsidiaries	—	(178)	(55)	233	—

Net cash used in financing activities	(2,660)	(1,282)	(2,520)	3,594	(2,868)

Effect of exchange rate changes on cash	—	(29)	—	—	(29)

Net increase (decrease) in cash	(19)	112	(14)	—	79
Cash at beginning of period	202	55	14	—	271

Cash at end of period	$183	$167	$—	$—	$350

Supplemental disclosure of cash flow information
Income taxes paid (received)	$737	$333	$(229)	$—	$841
Interest paid	$80	$—	$295	$—	$375

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2007

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$3,305	$1,452	$4,601	$(4,757)	$4,601
Net adjustments to reconcile net income to net cash provided by operating activities	(81)	732	(2,138)	2,172	685

Net cash provided by operating activities	3,224	2,184	2,463	(2,585)	5,286

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,972	2,312	21	—	5,305
Proceeds from sales of investments:
Fixed maturities	3,730	3,584	9	—	7,323
Equity securities	67	39	—	—	106
Real estate	9	2	—	—	11
Other investments	820	640	—	—	1,460
Purchases of investments:
Fixed maturities	(8,077)	(6,642)	—	—	(14,719)
Equity securities	(62)	(71)	(2)	—	(135)
Real estate	(1)	(73)	—	—	(74)
Other investments	(543)	(197)	—	—	(740)
Net purchases of short-term securities	(72)	(292)	(198)	—	(562)
Securities transactions in course of settlement	(96)	(24)	(3)	—	(123)
Other	(427)	49	—	—	(378)

Net cash used in investing activities	(1,680)	(673)	(173)	—	(2,526)

Cash flows from financing activities
Payment of debt	(860)	—	(1,096)	—	(1,956)
Issuance of debt	—	—	2,461	—	2,461
Dividends paid to shareholders	—	—	(742)	—	(742)
Issuance of common stock—employee share options	—	—	218	—	218
Treasury shares acquired—share repurchase authorization	—	—	(2,920)	—	(2,920)
Treasury shares acquired—net employee share-based compensation	—	—	(39)	—	(39)
Excess tax benefits from share-based payment arrangements	—	—	25	—	25
Dividends paid to parent company	(1,287)	(1,440)	—	2,727	—
Capital contributions and loans between subsidiaries	480	(151)	(187)	(142)	—

Net cash used in financing activities	(1,667)	(1,591)	(2,280)	2,585	(2,953)

Effect of exchange rate changes on cash	—	5	—	—	5

Net increase (decrease) in cash	(123)	(75)	10	—	(188)
Cash at beginning of period	325	130	4	—	459

Cash at end of period	$202	$55	$14	$—	$271

Supplemental disclosure of cash flow information
Income taxes paid (received)	$1,074	$438	$(166)	$—	$1,346
Interest paid	$109	$—	$248	$—	$357

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2009 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$5,735	$6,162	$6,327	$6,456	$24,680
Total expenses	5,008	5,221	5,077	4,663	19,969

Income before income taxes	727	941	1,250	1,793	4,711
Income tax expense	65	201	315	508	1,089

Net income	$662	$740	$935	$1,285	$3,622

Net income per share:(1)
Basic	$1.12	$1.27	$1.66	$2.39	$6.38
Diluted	1.11	1.27	1.65	2.36	6.33

2008 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,232	$6,295	$6,145	$5,805	$24,477
Total expenses	4,918	5,008	5,957	4,878	20,761

Income before income taxes	1,314	1,287	188	927	3,716
Income tax expense (benefit)	347	345	(26)	126	792

Net income	$967	$942	$214	$801	$2,924

Net income per share:(1)
Basic	$1.56	$1.56	$0.36	$1.36	$4.87
Diluted	1.54	1.54	0.36	1.35	4.81

(1)
Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2009. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

        In addition, except as described above, there was no change in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management has assessed the Company's internal control over financial reporting as of December 31, 2009. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2009, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

        KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting which follows this report.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited The Travelers Companies, Inc. and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Travelers Companies, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, The Travelers Companies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 18, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP

Minneapolis, Minnesota
February 18, 2010

Item 9B.    OTHER INFORMATION

        All of the Company's executive officers hold equity in the Company in excess of the required level under the Company's executive stock ownership policy. For a summary of this policy as currently in effect, see "Stock Ownership Guidelines" under "Executive Compensation—Compensation Discussion and Analysis" in the Company's proxy statement filed with the SEC on March 17, 2009. From time to time, some of the Company's executives may determine that it is advisable to diversify their investments for personal financial planning reasons and may sell shares of common stock of the Company in the open market, in private transactions or to the Company. To effect such sales, some of the Company's executives have entered into, and may in the future enter into, trading plans designed to comply with the Company's Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives' ownership of the Company's shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

        Currently, Jay S. Fishman, Chairman of the Board and Chief Executive Officer, is the only "named executive officer" (i.e. an executive officer named in the compensation disclosures in Company's proxy statement) that has entered into a Rule 10b5-1 trading plan that remains in effect. The trading plan extends for approximately six months from the date of this report. Under the Company's stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary (as such amounts are calculated for purposes of the stock ownership guidelines). See "Executive Compensation—Compensation Discussion and Analysis—Stock Ownership Guidelines" in the Company's proxy statement filed with the SEC on March 17, 2009.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

        Set forth below is information concerning the Company's executive officers, and persons chosen to become executive officers, as of February 18, 2010.

Name	Age	Office
Jay S. Fishman	57	Chairman of the Board of Directors and Chief Executive Officer
Jay S. Benet	57	Vice Chairman and Chief Financial Officer
Charles J. Clarke	74	Vice Chairman
William H. Heyman	61	Vice Chairman and Chief Investment Officer
Alan D. Schnitzer	44	Vice Chairman, Chief Legal Officer and Executive Vice President—Financial, Professional and International Insurance
Brian W. MacLean	56	President and Chief Operating Officer
Andy F. Bessette	56	Executive Vice President and Chief Administrative Officer
Kenneth F. Spence, III	54	Executive Vice President and General Counsel
Doreen Spadorcia	52	Executive Vice President—Personal Insurance and Claim Services
John J. Albano	60	Executive Vice President—Business Insurance (through February 28, 2010; Executive Vice President thereafter)
Samuel G. Liss	53	Executive Vice President—Strategic Development
William A. Bloom	46	Executive Vice President—Insurance Operations and Systems
Maria Olivo	45	Executive Vice President—Treasurer
William E. Cunningham, Jr.	44	Executive Vice President—Business Insurance (effective March 1, 2010)

        Jay S. Fishman, 57, has been Chairman since September 2005 and Chief Executive Officer of the Company since joining SPC in October 2001. He held the additional title of President from October 2001 until June 2008 and Chairman of SPC from October 2001 until the Merger. Mr. Fishman held several key executive posts at Citigroup Inc. from 1998 to October 2001, including Chairman, Chief Executive Officer and President of the Travelers insurance businesses. Starting in 1989, Mr. Fishman worked as an executive for Primerica, which became part of Citigroup.

        Jay S. Benet, 57, has been Vice Chairman and Chief Financial Officer since August 2005, and before that, he was Executive Vice President and Chief Financial Officer of the Company since the Merger, and from February 2002 until the Merger, he held those same offices at TPC. From March 2001 until January 2002, Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup and Chief Financial Officer for Citigroup's Global Consumer Europe, Middle East and Africa unit between April 2000 and March 2001. Before that, Mr. Benet spent 10 years in various executive positions with Travelers Life & Annuity, including Chief Financial Officer of Travelers Life & Annuity and Executive Vice President, Group Annuity from December 1998 to April 2000, and Senior Vice President Group Annuity from December 1996 to December 1998. Prior to joining Travelers Life & Annuity, Mr. Benet was a partner of Coopers & Lybrand (now PricewaterhouseCoopers).

        Charles J. "Chuck" Clarke, 74, has been Vice Chairman of the Company since the Merger at which time he was serving in the roles of President, Vice Chairman and Director of TPC. Mr. Clarke joined Travelers in 1958 as an assistant underwriter. During his tenure at Travelers, Mr. Clarke progressed through positions of increasing responsibility. Of note, he was appointed Senior Vice President for the National Accounts Group's property-casualty business in 1985 and subsequently assumed the responsibility of Chairman of Commercial Lines in 1990.

        William H. Heyman, 61, has been Chief Investment Officer of the Company since the Merger and Vice Chairman since May 2005. Prior to May 2005, he was Executive Vice President and Chief Investment Officer of the Company since the Merger. Prior to the Merger, he held those same offices with SPC since he joined SPC in May 2002. Mr. Heyman held various executive positions with Citigroup from 1995 through 2002, including the position of chairman of Citigroup Investments from 2000 to 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.

        Alan D. Schnitzer, 44, has been Vice Chairman and Chief Legal Officer since joining the Company in April 2007 and Executive Vice President—Financial, Professional and International Insurance since May 2008. Prior to that time, he was a partner at the law firm of Simpson Thacher & Bartlett LLP, where he advised corporate clients on a variety of transactions and general corporate law matters. Mr. Schnitzer joined Simpson Thacher in 1991.

        Brian W. MacLean, 56, has been Chief Operating Officer since May 2005 and President since June 2008. Prior to that, he had been Executive Vice President and Chief Operating Officer since May 2005. Prior to that, he had been Co-Chief Operating Officer of the Company since February 1, 2005. Before that, he was Executive Vice President, Claim Services for the Company, and prior thereto, for TPC. Prior to that, Mr. MacLean served as President of Select Accounts for TIGHI from July 1999 to January 2002. He also served as Chief Financial Officer of Claim Services from March 1993 to June 1996. From June 1996 to July 1999, Mr. MacLean was Chief Financial Officer for Commercial Lines. He joined TIGHI in 1988.

        Andy F. Bessette, 56, has been Executive Vice President and Chief Administrative Officer of the Company since the Merger, and prior to that, he held the same offices with SPC since joining SPC in January 2002. Before that, he was Vice President of Corporate Real Estate and Services for TPC. From 1980 to December 2001, Mr. Bessette held a number of management positions at TIGHI.

        Kenneth F. Spence, III, 54, has been Executive Vice President and General Counsel of the Company since January 2005. From August 2004 to January 2005, he was Senior Vice President and General Counsel. Prior to that, Mr. Spence served in several leadership positions in the Company's Legal Services group, and from April 1998 until the Merger, in SPC's Legal Services Group. Mr. Spence joined SPC in April 1998, upon SPC's merger with USF&G Corporation, where he had served as legal counsel.

        Doreen Spadorcia, 52, has been Chief Executive Officer—Personal Insurance and Executive Vice President—Claim Services, since July 15, 2009. From March 2, 2005 to July 15, 2009, she was Executive Vice President—Claim Services. Prior to that, she was President and Chief Executive Officer of Bond operations for the Company since the Merger and, before that, for TPC since June 2002. From 1994 to May 2002, she managed the TPC Bond claim operation and served as General Counsel of that business unit. She joined TIGHI in 1986 as a claim attorney.

        John J. Albano, 60, has been Executive Vice President of the Company since November 2005, and he is currently Executive Vice President—Business Insurance. In 1998, he assumed the position of Chief Underwriting Officer and Chief Operating Officer for National Accounts and was promoted to President and CEO for National Accounts in 2000 and Commercial Accounts in 2005. Prior to that time, he served as Regional Vice President of the Northeast Region from 1987 to 1997. He joined Travelers in 1971, working in Commercial Lines Underwriting and Marketing on Long Island.

        Samuel G. Liss, 53, has been Executive Vice President—Strategic Development since September 2006. From September 2006 to July 2008, he held the additional title of Executive Vice President—Financial, Professional and International Insurance. Mr. Liss was Executive Vice President of Business Development when he joined the Company in February 2003. In 2002, he advised SPC in connection with its formation of Platinum Underwriters Holdings, Ltd, a NYSE-listed Bermuda reinsurance company which succeeded SPC's former assumed reinsurance operation. Mr. Liss served as Managing Director in the Financial Institutions Group and Equity Research at Credit Suisse First Boston from 1994 to 2001.

        William A. Bloom, 46, has been Executive Vice President—Insurance Operations and Systems since May 2007. Prior to that, he was Senior Vice President and Chief Information Officer for the Company since the Merger. In 2006, he was given the additional responsibility for Insurance Operations, which includes the policyholder and agency service centers, underwriting support and policy processing, agency operations and billing. Prior to joining Travelers as its Chief Information Officer in 2003, Mr. Bloom was a partner in the Financial Services Practice at Accenture. He also served previously as a Vice President at Hartford Life, responsible for business technology services.

        Maria Olivo, 45, has been Executive Vice President—Treasurer since June 2009. Prior to that, she was Executive Vice President—Market Development since October 2007. Since joining the company in 2002, Ms. Olivo has held a number of executive positions, including leading Corporate Development, Investor Relations and Corporate Communications. Prior to joining Travelers in 2002, Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 to June 2002. Prior to that, she was a director in Salomon Smith Barney's Investment Bank.

        William E. Cunningham, Jr., 44, will become Executive Vice President—Business Insurance effective March 1, 2010. Since September 2007 he has served as Senior Vice President—Business Insurance where he is responsible for Commercial Accounts, Construction, Technology, Public Sector Services, Global Accounts, Excess Casualty and Oil & Gas. In July 2006, he was named President and CEO of Commercial Accounts. He had been promoted to President of National Accounts in 2005 and President of Travelers Construction in April 2001. Prior to that, Mr. Cunningham served as Regional Vice President for the Northeast Region of National Accounts since July 1997, after serving as Managing Director of the Northeastern territory for National Accounts since 1996. He began his career with Travelers in 1987 as an account executive in the Commercial Accounts marketing department in Albany, New York.

Code of Ethics

        The Company has adopted a Code of Business Conduct and Ethics (Code of Ethics) that applies to all employees, including executive officers, and to directors. The Code of Ethics is available on the Corporate Governance page of the Company's internet website at www.travelers.com. If the Company ever were to amend or waive any provision of its Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations with respect to any such waiver or amendment by posting such information on its internet website set forth above rather than by filing a Form 8-K.

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 4, 2010 are incorporated herein by reference: "Item 1—Election of Directors—Nominees for Election as Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Board of Directors Information" and "Shareholder Proposals for 2011 Annual Meeting."

Item 11.    EXECUTIVE COMPENSATION

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 4, 2010 are incorporated herein by reference: "Executive Compensation," "Tabular Executive Compensation Disclosure" and "Non-Employee Director Compensation."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The "Share Ownership Information" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 4, 2010 is incorporated herein by reference.

 EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2009 regarding the Company's equity compensation plans. The only plan pursuant to which the company may currently make additional equity grants is The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan (the 2004 Incentive Plan) which replaced prior share-based incentive plans (legacy plans). In connection with the adoption of the 2004 Incentive Plan, legacy share-based compensation plans were terminated. Outstanding grants were not affected by the termination of these legacy plans, including the reload method of option exercise related to prior option grants under the legacy plans, and these option holders may continue to use the reload exercise method.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	33,858,319	$40.25 per share	43,514,163	(3)
Equity compensation plans not approved by security holders(2)	121,304	$45.27 per share	—

Total	33,979,623	$40.26 per share	43,514,163	(3)

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

(3)
These shares are available for grant as of December 31, 2009 under the 2004 Incentive Plan pursuant to which the Compensation Committee of the board of directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company's common stock. The 2004 Incentive Plan had 35 million shares initially authorized for issuance. In addition to these 35 million shares, the following shares will become available for grant under the 2004 Incentive Plan and, to the extent such shares became available as of December 31, 2009, they are included in the table as available for grant: (i) shares covered by outstanding awards under the 2004 Incentive Plan and legacy plans that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally; and (iii) shares purchased by the Company on the open market using cash from option exercises, as limited by the 2004 Incentive Plan.

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

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The "Governance of Your Company—Significant Governance Practices" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 4, 2010 is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The "Item 2—Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 4, 2010 is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Documents filed as a part of the report:

  (1)
  Financial Statements. See Index to Consolidated Financial Statements on page 159 hereof.

  (2)
  Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 265 hereof.

  (3)
  Exhibits:

    See Exhibit Index on pages 273-276 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRAVELERS COMPANIES, INC. (Registrant)
Date: February 18, 2010	By	/s/ MATTHEW S. FURMAN Matthew S. Furman Senior Vice President (Authorized Signatory)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ JAY S. FISHMAN Jay S. Fishman	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 18, 2010
By	/s/ JAY S. BENET Jay S. Benet	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 18, 2010
By	/s/ DOUGLAS K. RUSSELL Douglas K. Russell	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 18, 2010
By	/s/ ALAN L. BELLER Alan L. Beller	Director	February 18, 2010
By	/s/ JOHN H. DASBURG John H. Dasburg	Director	February 18, 2010
By	/s/ JANET M. DOLAN Janet M. Dolan	Director	February 18, 2010
By	/s/ KENNETH M. DUBERSTEIN Kenneth M. Duberstein	Director	February 18, 2010
By	/s/ LAWRENCE G. GRAEV Lawrence G. Graev	Director	February 18, 2010
By	/s/ PATRICIA L. HIGGINS Patricia L. Higgins	Director	February 18, 2010

Date
By	/s/ THOMAS R. HODGSON Thomas R. Hodgson	Director	February 18, 2010
By	/s/ CLEVE L. KILLINGSWORTH, JR. Cleve L. Killingsworth, Jr.	Director	February 18, 2010
By	/s/ ROBERT I. LIPP Robert I. Lipp	Director	February 18, 2010
By	/s/ BLYTHE J. MCGARVIE Blythe J. McGarvie	Director	February 18, 2010
By	/s/ DONALD J. SHEPARD Donald J. Shepard	Director	February 18, 2010
By	/s/ LAURIE J. THOMSEN Laurie J. Thomsen	Director	February 18, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page
Report of Independent Registered Public Accounting Firm	266
Consolidated Statement of Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Balance Sheet at December 31, 2009 and 2008
Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2009, 2008 and 2007
Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
Schedules:
Schedule II—Condensed Financial Information of Registrant (Parent Company Only)	267
Schedule III—Supplementary Insurance Information	270
Schedule V—Valuation and Qualifying Accounts	271
Schedule VI—Supplementary Information Concerning Property-Casualty Insurance Operations	272

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        Under date of February 18, 2010, we reported on the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2009, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

        In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities as of April 1, 2009 due to the adoption of new FASB guidance.

/s/ KPMG LLP KPMG LLP

Minneapolis, Minnesota
February 18, 2010

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2009	2008	2007
Revenues
Net investment income	$24	$52	$78
Net realized investment gains	128	27	17
Other revenues	—	5	12

Total revenues	152	84	107

Expenses
Interest	311	297	260
Other	(3)	32	50

Total expenses	308	329	310

Loss before income taxes and equity in net income of subsidiaries	(156)	(245)	(203)
Income tax expense (benefit)	(95)	13	(47)

Loss before equity in net income of subsidiaries	(61)	(258)	(156)
Equity in net income of subsidiaries	3,683	3,182	4,757

Net income	$3,622	$2,924	$4,601

For the year ended December 31,	2009	2008	2007
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(1)	$(5)	$—
Portion of losses recognized in accumulated other changes in equity from nonowner sources	—	—	—

Other-than-temporary impairment losses	(1)	(5)	—
Other net realized investment gains	129	32	17

Net realized investment gains	$128	$27	$17

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

At December 31,	2009	2008
Assets
Fixed maturities	$293	$311
Equity securities	57	44
Short-term securities	1,861	1,840
Investment in subsidiaries	30,608	28,181
Other assets	197	285

Total assets	$33,016	$30,661

Liabilities
Debt	$5,372	$5,023
Other liabilities	234	319

Total liabilities	5,606	5,342

Shareholders' equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 and 0.3 shares issued and outstanding)	79	89
Common stock (1,748.6 shares authorized, 520.3 and 585.1 shares issued and outstanding)	19,593	19,242
Retained earnings	16,310	13,314
Accumulated other changes in equity from nonowner sources	1,219	(900)
Treasury stock, at cost (199.6 and 128.8 shares)	(9,791)	(6,426)

Total shareholders' equity	27,410	25,319

Total liabilities and shareholders' equity	$33,016	$30,661

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2009	2008	2007
Cash flows from operating activities
Net income	$3,622	$2,924	$4,601
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(3,683)	(3,182)	(4,757)
Dividends received from consolidated subsidiaries	3,497	3,361	2,727
Capital repaid from (contributed to) subsidiaries	20	40	(320)
Deferred federal income tax expense	100	169	2
Change in income taxes payable	22	63	25
Gain on redemption of subordinated debentures	—	—	(7)
Other	(301)	(273)	192

Net cash provided by operating activities	3,277	3,102	2,463

Cash flows from investing activities
Net purchases of short-term securities	(21)	(666)	(198)
Other investments, net	183	70	25

Net cash provided by (used in) investing activities	162	(596)	(173)

Cash flows from financing activities
Issuance of debt	494	496	2,461
Payment of debt	(141)	(149)	(1,096)
Dividends paid to shareholders	(693)	(715)	(742)
Treasury stock acquired—share repurchase authorization	(3,259)	(2,167)	(2,920)
Treasury stock acquired—net employee share-based compensation	(29)	(29)	(39)
Issuance of common stock-employee share options	180	89	218
Other	10	(45)	(162)

Net cash used in financing activities	(3,438)	(2,520)	(2,280)

Net increase (decrease) in cash	1	(14)	10
Cash at beginning of period	—	14	4

Cash at end of period	$1	$—	$14

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$225	$229	$166
Cash paid during the year for interest	$312	$295	$248

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

        SCHEDULE III

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Supplementary Insurance Information
2007-2009
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income(a)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(b)	Net Written Premiums
2009
Business Insurance	$791	$42,057	$5,380	$10,968	$1,902	$6,037	$1,775	$1,966	$10,902
Financial, Professional & International Insurance	369	7,197	2,276	3,333	452	1,747	622	579	3,285
Personal Insurance	598	3,800	3,205	7,117	422	4,624	1,416	784	7,149

Total—Reportable Segments	1,758	53,054	10,861	21,418	2,776	12,408	3,813	3,329	21,336
Other	—	73	—	—	—	—	—	419	—

Consolidated	$1,758	$53,127	$10,861	$21,418	$2,776	$12,408	$3,813	$3,748	$21,336

2008
Business Insurance	$813	$43,982	$5,552	$11,180	$1,917	$6,608	$1,818	$2,080	$11,220
Financial, Professional & International Insurance	366	6,741	2,250	3,429	454	1,769	652	583	3,468
Personal Insurance	595	3,923	3,155	6,970	421	4,616	1,410	829	6,995

Total—Reportable Segments	1,774	54,646	10,957	21,579	2,792	12,993	3,880	3,492	21,683
Other	—	77	—	—	—	—	—	396	—

Consolidated	$1,774	$54,723	$10,957	$21,579	$2,792	$12,993	$3,880	$3,888	$21,683

2007
Business Insurance	$821	$47,050	$5,695	$11,283	$2,708	$6,673	$1,742	$2,029	$11,318
Financial, Professional & International Insurance	390	6,822	2,398	3,384	494	1,737	654	590	3,465
Personal Insurance	598	3,747	3,134	6,803	559	3,987	1,310	699	6,835

Total—Reportable Segments	1,809	57,619	11,227	21,470	3,761	12,397	3,706	3,318	21,618
Other	—	81	—	—	—	—	—	380	—

Consolidated	$1,809	$57,700	$11,227	$21,470	$3,761	$12,397	$3,706	$3,698	$21,618

(a)
See note 2 to the consolidated financial statements for discussion of the method used to allocate net investment income and invested assets to the identified segments.

(b)
Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

SCHEDULE V

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2009
Reinsurance recoverables	$618	$—	$—	$95	$523
Allowance for uncollectible:
Premiums receivable from underwriting activities	$130	$61	$2	$63	$130
Deductibles	$66	$(4)	$—	$13	$49
2008
Reinsurance recoverables	$688	$—	$176	$246	$618
Allowance for uncollectible:
Premiums receivable from underwriting activities	$138	$41	$—	$49	$130
Deductibles	$57	$13	$—	$4	$66
2007
Reinsurance recoverables	$773	$—	$6	$91	$688
Allowance for uncollectible:
Premiums receivable from underwriting activities	$125	$75	$—	$62	$138
Deductibles	$82	$(19)	$—	$6	$57

(1)
Charged to claims and claim adjustment expenses in the consolidated statement of income.

(2)
Credited to the related asset account.

SCHEDULE VI

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations(1)
2007-2009
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:
		Claims and Claim Adjustment Expense Reserves	Discount From Reserves for Unpaid Claims
										Paid Claims and Claim Adjustment Expenses
Affiliation with Registrant(2)	Deferred Acquisition Costs			Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year	Amortization of Deferred Acquisition Costs		Net Written Premiums
2009	$1,758	$53,054	$1,163	$10,861	$21,418	$2,776	$13,681	$(1,449)	$3,813	$12,918	$21,336
2008	$1,774	$54,646	$1,012	$10,957	$21,579	$2,792	$14,504	$(1,725)	$3,880	$13,117	$21,683
2007	$1,809	$57,619	$1,049	$11,227	$21,470	$3,761	$12,848	$(672)	$3,706	$11,945	$21,618

(1)
Excludes accident and health insurance business.

(2)
Consolidated property-casualty insurance operations.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the "Company"), effective as of May 1, 2007, were filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and are incorporated herein by reference.
3.2	†	Amended and Restated Bylaws of the Company, effective as of February 18, 2009, were filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and are incorporated herein by reference.
10.1		Trademark License Agreement, dated as of August 19, 2002, by and between Travelers Property Casualty Corp. ("TPC") and The Travelers Insurance Company, was filed as Exhibit 10.2 to TPC's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.
10.2		Revolving Credit Agreement, dated June 10, 2005, between the Company and a syndicate of financial institutions, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2005, and is incorporated herein by reference.
10.3	*	Amended and Restated Executive Employment Agreement between TPC and Robert I. Lipp, dated as of November 16, 2003, was filed as Exhibit 10.22 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.
10.4	*	Assignment and Assumption Agreement, dated as of April 1, 2004, by and between TPC, as the assignor, and the Company, as assignee, relating to the Amended and Restated Executive Employment Agreement between TPC and Robert I. Lipp was filed as Exhibit 10.15 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004, and is incorporated herein by reference.
10.5	*	Letter Agreement between Alan D. Schnitzer and the Company, dated April 15, 2007, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.
10.6	*	The Company's Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.
10.7	*	Form of Executive Officer Capital Accumulation Program Restricted Stock Award Notification and Agreement was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.
10.8	*	The St. Paul Companies, Inc. ("SPC") Deferred Stock Plan for Non-Employee Directors was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.
10.9	*	The SPC Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.
10.10	*	The SPC Directors' Charitable Award Program, as amended, was filed as Exhibit 10(d) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.11	*	The SPC Annual Incentive Plan was filed as an exhibit to the SPC Proxy Statement relating to the SPC 1999 Annual Meeting of Shareholders that was held on May 4, 1999 and is incorporated herein by reference.
10.12	*	The SPC Deferred Management Incentive Awards Plan was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.
10.13	*	The SPC Directors' Deferred Compensation Plan was filed as Exhibit 10(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.
10.14	*	The SPC Benefit Equalization Plan—2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.
10.15	*	TPC Compensation Plan for Non-Employee Directors, as amended on January 22, 2004, was filed as Exhibit 10.16 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.
10.16	*	TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.17	*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.18	*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.19	*	The Company's Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009, was filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-157091) dated February 4, 2009, and is incorporated herein by reference.
10.20	*	Amended and Restated Time Sharing Agreement, effective August 5, 2008, by and between the Travelers Companies, Inc. and Jay S. Fishman, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2008, and is incorporated herein by reference.
10.21	*	The Travelers Severance Plan (as amended through May 10, 2007) was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.
10.22		Amended and Restated Tax Allocation Agreement, dated as of March 27, 2002, between TPC and Citigroup Inc., was filed as Exhibit 10.2 to TPC's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.
10.23	*	Form of Non-Solicitation and Non-Disclosure Agreement for Executive Officers, amending The St. Paul Travelers Companies, Inc. Severance Plan, was filed as Exhibit 99 to the Company's Form 8-K filed on February 16, 2006, and is incorporated herein by reference.
10.24		Assurance of Discontinuance with the Office of the Attorney General of the State of New York, the Office of the Attorney General of the State of Illinois and the Office of the Attorney General of the State of Connecticut was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.25		Stipulation with the New York State Department of Insurance was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2006, and is incorporated herein by reference.
10.26	*	Current Director Compensation Program, effective as of February 4, 2009, was filed as Exhibit 10.26 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.27	*	Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated as of December 19, 2008, was filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.28	*	The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.29	*	The Company's Amended and Restated Deferred Compensation Plan for Non-Employee Directors was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.30	†*	Form of Stock Option Grant Notification and Agreement is filed herewith.
10.31	†*	Form of Performance Share Award Notification and Agreement (2010) is filed herewith.
10.32	†*	Form of Restricted Stock Unit Award Notification and Agreement is filed herewith.
10.33	†*	Form of Performance Share Award Notification and Agreement for Jay S. Fishman (2010) is filed herewith.
10.34	*	Form of Non-Employee Director Annual Deferred Stock Award Notification and Agreement was filed as Exhibit 10.34 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.35	*	Fifth Amendment to the Travelers Severance Plan was filed as Exhibit 10.35 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.36	*	The Travelers Benefit Equalization Plan, as Amended and Restated effective as of January 1, 2009, was filed as Exhibit 10.36 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.37	†*	First Amendment to The Travelers Companies, Inc. Deferred Compensation Plan is filed herewith.
10.38	†*	First Amendment to The Travelers Companies, Inc. Benefit Equalization Plan is filed herewith.
10.39	†*	Sixth Amendment to The Travelers Companies, Inc. Severance Plan is filed herewith.
10.40	†*	First Amendment to The Travelers Companies, Inc. Senior Executive Performance Plan is filed herewith.
10.41	†*	Seventh Amendment to The Travelers Companies, Inc. Severance Plan is filed herewith.
10.42	†*	The Travelers Companies, Inc. Policy Regarding Executive Incentive Recoupment is filed herewith.
10.43	†*	Form of Non-Competition Agreement is filed herewith.
10.44	†*	Form of Restricted Stock Unit Award Notification and Agreement (for Management Committee Member Executing Non-Compete) is filed herewith.

Exhibit Number		Description of Exhibit
10.45	*	Form of Performance Share Award Notification and Agreement (2009) was filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.46	*	Form of Performance Share Award Notification and Agreement for Jay S. Fishman (2009) was filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.
21.1	†	A list of the subsidiaries of the Company is filed herewith.
23.1	†	Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP's audit report into Registration Statements on Forms S-8 of the Company (SEC File No. 33-56987, No. 333-50943, No. 333-63114, No. 333-63118, No. 333-65726, No. 333-107698, No. 333-107699, No. 333-114135, No. 333-117726, No. 333-120998, No. 333-128026, No. 333-157091 and No. 333-157092) and Form S-3 (SEC File No. 333-156132) is filed herewith.
31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
101.1	†	The following financial information from The Travelers Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 formatted in XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2009, 2008 and 2007; (ii) Consolidated Balance Sheet at December 31, 2009 and 2008; (iii) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2009, 2008 and 2007; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

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