Form 10-Q
period 2010-03-31
TRAVELERS COMPANIES, INC.
filed 2010-04-23
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 20, 2010 was 495,339,156.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2010

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

For the three months ended March 31,	2010	2009
Revenues
Premiums	$5,230	$5,301
Net investment income	753	542
Fee income	79	73
Net realized investment gains (losses)	25	(214)
Other revenues	32	33

Total revenues	6,119	5,735

Claims and expenses
Claims and claim adjustment expenses	3,388	3,190
Amortization of deferred acquisition costs	929	944
General and administrative expenses	847	782
Interest expense	98	92

Total claims and expenses	5,262	5,008

Income before income taxes	857	727
Income tax expense	210	65

Net income	$647	$662

Net income per share
Basic	$1.26	$1.12

Diluted	$1.25	$1.11

Weighted average number of common shares outstanding
Basic	508.4	584.6

Diluted	515.1	590.4

For the three months ended March 31,	2010	2009
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(1)	$(184)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	(9)	—

Other-than-temporary impairment losses	(10)	(184)
Other net realized investment gains (losses)	35	(30)

Net realized investment gains (losses)	$25	$(214)

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (including $83 and $90 subject to securities lending) (amortized cost $62,463 and $63,311)	$65,116	$65,847
Equity securities, available for sale, at fair value (cost $367 and $373)	463	451
Real estate	851	865
Short-term securities	4,648	4,852
Other investments	2,963	2,950

Total investments	74,041	74,965

Cash	251	255
Investment income accrued	777	825
Premiums receivable	5,564	5,471
Reinsurance recoverables	12,727	12,816
Ceded unearned premiums	997	916
Deferred acquisition costs	1,767	1,758
Deferred tax asset	560	672
Contractholder receivables	5,840	5,797
Goodwill	3,365	3,365
Other intangible assets	564	588
Other assets	2,243	2,132

Total assets	$108,696	$109,560

Liabilities
Claims and claim adjustment expense reserves	$52,841	$53,127
Unearned premium reserves	10,935	10,861
Contractholder payables	5,840	5,797
Payables for reinsurance premiums	638	546
Debt	6,525	6,527
Other liabilities	5,246	5,287

Total liabilities	82,025	82,145

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	77	79
Common stock (1,748.6 shares authorized; 497.0 and 520.3 shares issued and outstanding)	19,762	19,593
Retained earnings	16,792	16,315
Accumulated other changes in equity from nonowner sources	1,271	1,219
Treasury stock, at cost (227.4 and 199.6 shares)	(11,231)	(9,791)

Total shareholders’ equity	26,671	27,415

Total liabilities and shareholders’ equity	$108,696	$109,560

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the three months ended March 31,	2010	2009
Convertible preferred stock—savings plan
Balance, beginning of year	$79	$89
Redemptions during period	(2)	(2)

Balance, end of period	77	87

Common stock
Balance, beginning of year	19,593	19,242
Employee share-based compensation	119	11
Compensation amortization under share-based plans and other changes	50	37

Balance, end of period	19,762	19,290

Retained earnings
Balance, beginning of year	16,315	13,314
Net income	647	662
Dividends	(169)	(178)
Other	(1)	7

Balance, end of period	16,792	13,805

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	1,219	(900)
Change in net unrealized gain (loss) on investment securities:
Having no credit losses recognized in the consolidated statement of income	54	687
Having credit losses recognized in the consolidated statement of income	23	—
Net change in unrealized foreign currency translation and other changes	(25)	(19)

Balance, end of period	1,271	(232)

Treasury stock (at cost)
Balance, beginning of year	(9,791)	(6,426)
Treasury shares acquired — share repurchase authorization	(1,400)	—
Net shares acquired related to employee share-based compensation plans	(40)	(27)

Balance, end of period	(11,231)	(6,453)

Total common shareholders’ equity	26,594	26,410

Total shareholders’ equity	$26,671	$26,497

Common shares outstanding
Balance, beginning of year	520.3	585.1
Treasury shares acquired — share repurchase authorization	(27.0)	—
Net shares issued under employee share-based compensation plans	3.7	0.2

Balance, end of period	497.0	585.3

Summary of changes in equity from nonowner sources
Net income	$647	$662
Other changes in equity from nonowner sources, net of tax	52	668

Total changes in equity from nonowner sources	$699	$1,330

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the three months ended March 31,	2010	2009
Cash flows from operating activities
Net income	$647	$662
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(25)	214
Depreciation and amortization	216	206
Deferred federal income tax expense	76	22
Amortization of deferred acquisition costs	929	944
Equity in (income) loss from other investments	(45)	194
Premiums receivable	(97)	(44)
Reinsurance recoverables	86	167
Deferred acquisition costs	(939)	(948)
Claims and claim adjustment expense reserves	(224)	(373)
Unearned premium reserves	86	64
Other	(179)	(295)

Net cash provided by operating activities	531	813

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,229	1,210
Proceeds from sales of investments:
Fixed maturities	1,646	630
Equity securities	19	16
Real estate	9	—
Other investments	114	92
Purchases of investments:
Fixed maturities	(2,175)	(2,265)
Equity securities	(5)	(12)
Real estate	(3)	(5)
Other investments	(104)	(112)
Net (purchases) sales of short-term securities	202	(451)
Securities transactions in course of settlement	95	398
Other	(75)	(84)

Net cash provided by (used in) investing activities	952	(583)

Cash flows from financing activities
Payment of debt	—	(141)
Dividends paid to shareholders	(168)	(178)
Issuance of common stock — employee share options	123	10
Treasury stock acquired — share repurchase authorization	(1,407)	—
Treasury stock acquired — net employee share-based compensation	(38)	(27)
Excess tax benefits from share-based payment arrangements	4	1

Net cash used in financing activities	(1,486)	(335)

Effect of exchange rate changes on cash	(1)	—

Net decrease in cash	(4)	(105)
Cash at beginning of period	255	350

Cash at end of period	$251	$245

Supplemental disclosure of cash flow information
Income taxes paid	$44	$34
Interest paid	$63	$63

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  Certain reclassifications have been made to the 2009 financial statements and notes to conform to the 2010 presentation.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2009 Annual Report on Form 10-K.

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

Adoption of Accounting Standards Updates

Amendments to Accounting for Variable Interest Entities

In June 2009, the FASB issued updated guidance on the accounting for variable interest entities that eliminates the concept of a qualifying special-purpose entity and the quantitative-based risks and rewards calculation for determining which company, if any, has a controlling financial interest in a variable interest entity.  The updated guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity.  An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity’s economic performance.  Additional disclosures are required about a company’s involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary.

The updated guidance is effective for all variable interest entities owned on or formed after January 1, 2010.  The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

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

Business Insurance

The Business Insurance segment offers a broad array of property and casualty insurance and insurance-related services to its clients primarily in the United States. Business Insurance is organized into the following six groups, which collectively comprise Business Insurance Core operations: Select Accounts; Commercial Accounts; National Accounts; Industry-Focused Underwriting; Target Risk Underwriting; and Specialized Distribution.

Business Insurance also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities) and the assumed reinsurance and certain international and other runoff operations, which collectively are referred to as Business Insurance Other.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Unaudited), Continued

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

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended March 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2010
Premiums	$2,628	$824	$1,778	$5,230
Net investment income	528	111	114	753
Fee income	79	—	—	79
Other revenues	6	6	20	32

Total operating revenues (1)	$3,241	$941	$1,912	$6,094

Operating income (1)	$567	$86	$59	$712

2009
Premiums	$2,757	$801	$1,743	$5,301
Net investment income	355	104	83	542
Fee income	73	—	—	73
Other revenues	6	6	21	33

Total operating revenues (1)	$3,191	$911	$1,847	$5,949

Operating income (1)	$547	$148	$154	$849

(1)                   Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2010	2009
Revenue reconciliation
Earned premiums
Business Insurance:
Commercial multi-peril	$710	$718
Workers’ compensation	600	633
Commercial automobile	471	479
Property	423	446
General liability	425	482
Other	(1)	(1)

Total Business Insurance	2,628	2,757

Financial, Professional & International Insurance:
Fidelity and surety	247	248
General liability	226	228
International	318	292
Other	33	33

Total Financial, Professional & International Insurance	824	801

Personal Insurance:
Automobile	904	918
Homeowners and other	874	825

Total Personal Insurance	1,778	1,743

Total earned premiums	5,230	5,301
Net investment income	753	542
Fee income	79	73
Other revenues	32	33

Total operating revenues for reportable segments	6,094	5,949
Net realized investment gains (losses)	25	(214)

Total consolidated revenues	$6,119	$5,735

Income reconciliation, net of tax
Total operating income for reportable segments	$712	$849
Interest Expense and Other (1)	(81)	(50)

Total operating income	631	799
Net realized investment gains (losses)	16	(137)

Total consolidated net income	$647	$662

(1)           The primary component of Interest Expense and Other is after-tax interest expense of $64 million and $60 million for the three months ended March 31, 2010 and 2009, respectively.  The 2010 total included $12 million of tax expense associated with the recently enacted federal health care legislation, whereas the 2009 total included a benefit of $14 million from the favorable resolution of various prior year tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	March 31, 2010	December 31, 2009
Asset reconciliation:
Business Insurance	$80,724	$81,705
Financial, Professional & International Insurance	14,217	13,920
Personal Insurance	13,176	13,328

Total assets for reportable segments	108,117	108,953
Other assets (1)	579	607

Total consolidated assets	$108,696	$109,560

(1)                   The primary components of other assets at both dates were other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2010, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,019	$85	$—	$2,104
Obligations of states, municipalities and political subdivisions	39,642	1,810	46	41,406
Debt securities issued by foreign governments	1,877	48	3	1,922
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4,915	216	121	5,010
All other corporate bonds	13,962	723	62	14,623
Redeemable preferred stock	48	4	1	51

Total	$62,463	$2,886	$233	$65,116

	Amortized	Gross Unrealized		Fair
(at December 31, 2009, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,490	$85	$1	$2,574
Obligations of states, municipalities and political subdivisions	39,459	1,915	41	41,333
Debt securities issued by foreign governments	1,912	48	3	1,957
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5,182	190	165	5,207
All other corporate bonds	14,221	623	116	14,728
Redeemable preferred stock	47	2	1	48

Total	$63,311	$2,863	$327	$65,847

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at March 31, 2010, in millions)	Cost	Gains	Losses	Value
Common stock	$174	$54	$1	$227
Non-redeemable preferred stock	193	54	11	236

Total	$367	$108	$12	$463

		Gross Unrealized		Fair
(at December 31, 2009, in millions)	Cost	Gains	Losses	Value
Common stock	$175	$46	$2	$219
Non-redeemable preferred stock	198	48	14	232

Total	$373	$94	$16	$451

Variable Interest Entities

Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as variable interest entities (VIE). A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE’s capital structure, contractual terms, nature of the VIE’s operations and purpose and the Company’s relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis.

The Company is involved in the normal course of business with VIEs primarily as a passive investor in limited partner equity interests issued by third party VIEs. These include investments in private equity limited partnerships, hedge funds and real estate partnerships where the Company is not related to the general partner. These investments are generally accounted for under the equity method and reported in the Company’s consolidated balance sheet as other investments unless the Company is deemed the primary beneficiary. These equity interests generally cannot be redeemed. Distributions from these investments are received by the Company as a result of liquidation of the underlying investments of the funds and/or as income distribution. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company’s consolidated balance sheet and any unfunded commitment. Neither the carrying amounts nor the unfunded commitments related to these VIEs are material.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at March 31, 2010 and December 31, 2009, the aggregate fair value and gross unrealized losses by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at March 31, 2010, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$234	$—	$—	$—	$234	$—
Obligations of states, municipalities and political subdivisions	2,884	34	191	12	3,075	46
Debt securities issued by foreign governments	224	3	—	—	224	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	233	15	853	106	1,086	121
All other corporate bonds	893	20	712	42	1,605	62
Redeemable preferred stock	6	1	3	—	9	1

Total fixed maturities	4,474	73	1,759	160	6,233	233

Equity securities
Common stock	5	—	10	1	15	1
Non-redeemable preferred stock	14	—	94	11	108	11

Total equity securities	19	—	104	12	123	12

Total	$4,493	$73	$1,863	$172	$6,356	$245

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2009, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,018	$1	$—	$—	$1,018	$1
Obligations of states, municipalities and political subdivisions	1,901	24	250	17	2,151	41
Debt securities issued by foreign governments	282	3	—	—	282	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	313	4	988	161	1,301	165
All other corporate bonds	1,079	22	1,100	94	2,179	116
Redeemable preferred stock	6	1	3	—	9	1

Total fixed maturities	4,599	55	2,341	272	6,940	327

Equity securities
Common stock	59	1	17	1	76	2
Non-redeemable preferred stock	9	—	83	14	92	14

Total equity securities	68	1	100	15	168	16

Total	$4,667	$56	$2,441	$287	$7,108	$343

The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at March 31, 2010, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$3	$—	$7	$42	$52
Other	—	—	—	26	26

Total fixed maturities	3	—	7	68	78
Equity securities	—	—	—	—	—

Total	$3	$—	$7	$68	$78

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were as follows:

(for the three months ended March 31, in millions)	2010	2009
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—
Obligations of states, municipalities and political subdivisions	—	—
Debt securities issued by foreign governments	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1	51
All other corporate bonds	5	56
Redeemable preferred stock	—	—

Total fixed maturities	6	107

Equity securities
Common stock	1	15
Non-redeemable preferred stock	—	59

Total equity securities	1	74

Other investments	3	3

Total	$10	$184

In the second quarter of 2009, the Company adopted updated accounting guidance that changed the reporting of other-than-temporary impairments (OTTI).  As a result, the credit component of OTTI on fixed maturities was reported separately effective April 1, 2009, the date of adoption.

The following table presents a roll-forward of the credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the other-than-temporary impairment was recognized in accumulated other changes in equity from nonowner sources for the period January 1, 2010 through March 31, 2010:

January 1, 2010 through March 31, 2010 (in millions)	January 1, 2010 Cumulative OTTI Credit Losses Recognized for Securities Held	Additions for OTTI Securities Where No Credit Losses Were Recognized Prior to January 1, 2010	Additions for OTTI Securities Where Credit Losses Have Been Recognized Prior to January 1, 2010	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	March 31, 2010 Cumulative OTTI Credit Losses Recognized for Securities Still Held
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$46	$—	$1	$—	$—	$47
All other corporate bonds	93	—	2	(4)	1	92

Total fixed maturities	$139	$—	$3	$(4)	$1	$139

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

Other Investments

Common Stock with Transfer Restrictions and Other

The Company holds one public common stock with transfer restrictions with a fair value of $212 million.  At March 31, 2010, the fair value of this common stock was determined by adjusting the observed market price of the security for a liquidity discount which takes into consideration the restriction on the common stock that existed at March 31, 2010 and is based on market observable inputs.  As a result of adjusting the market price to consider the transfer restriction, the Company discloses this security in Level 2.  The Company holds investments in non-public common and preferred equity securities, with a fair value estimate of $54 million at March 31, 2010, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at March 31, 2010 in the amount disclosed in Level 3. The Company holds investments in various publicly-traded securities which are reported in other investments.  The $44 million fair value of these investments at March 31, 2010 is disclosed in Level 1.  These investments include securities in the Company’s trading portfolio ($24 million), mutual funds ($16 million) and other small holdings ($4 million).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

Derivatives

The Company holds non-public warrants in a public company and has convertible bonds containing embedded conversion options that are valued separately from the host bond contract.  The Company estimates fair value for the warrants using an option pricing model with observable market inputs.  Because the warrants are not market traded and information concerning market participants is not available, the Company includes the fair value estimate of $84 million at March 31, 2010 in the amount disclosed in Level 3 - other investments.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at March 31, 2010 and December 31, 2009.

(at March 31, 2010, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,104	$2,087	$17	$—
Obligations of states, municipalities and political subdivisions	41,406	—	41,302	104
Debt securities issued by foreign governments	1,922	—	1,922	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5,010	—	4,986	24
All other corporate bonds	14,623	—	14,501	122
Redeemable preferred stock	51	50	1	—

Total fixed maturities	65,116	2,137	62,729	250

Equity securities
Common stock	227	227	—	—
Non-redeemable preferred stock	236	139	97	—

Total equity securities	463	366	97	—
Other investments (1)	394	44	212	138

Total	$65,973	$2,547	$63,038	$388

(1)           The amount in Level 3 includes $84 million of non-public stock purchase warrants of a publicly-held company.

The Company did not have significant transfers between Levels 1 and 2 during the quarter ended March 31, 2010.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

(at December 31, 2009, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,574	$2,517	$57	$—
Obligations of states, municipalities and political subdivisions	41,333	—	41,232	101
Debt securities issued by foreign governments	1,957	—	1,957	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5,207	—	5,184	23
All other corporate bonds	14,728	—	14,612	116
Redeemable preferred stock	48	36	12	—

Total fixed maturities	65,847	2,553	63,054	240

Equity securities
Common stock	219	219	—	—
Non-redeemable preferred stock	232	138	94	—

Total equity securities	451	357	94	—
Other investments (1)	413	46	213	154

Total	$66,711	$2,956	$63,361	$394

(1)          The amount in Level 3 includes $94 million of non-public stock purchase warrants of a publicly-held company.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

The following tables present the changes in the Level 3 fair value category during the three months ended March 31, 2010 and the twelve months ended December 31, 2009.

(in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2009	$240	$154	$394
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses) (1)	1	(9)	(8)
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	2	(2)	—
Purchases, sales and settlements/maturities:
Purchases	15	—	15
Sales	(6)	(5)	(11)
Settlements/maturities	(5)	—	(5)
Gross transfers into Level 3	4	—	4
Gross transfers out of Level 3	(1)	—	(1)
Balance at March 31, 2010	$250	$138	$388

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$(10)	$(10)

(1)          Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2008	$154	$311	$465
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses) (1)	(5)	(4)	(9)
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	11	73	84
Purchases, sales and settlements/maturities:
Purchases	128	4	132
Sales	(12)	—	(12)
Settlements/maturities	(18)	—	(18)
Gross transfers into Level 3	9	—	9
Gross transfers out of Level 3	(27)	(230)	(257)
Balance at December 31, 2009	$240	$154	$394

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$7	$7

(1)   Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2010 or twelve months ended December 31, 2009.

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

The carrying values of $591 million and $623 million of financial instruments classified as other assets approximated their fair values at March 31, 2010 and December 31, 2009, respectively. The carrying values of $3.82 billion and $4.14 billion of financial instruments classified as other liabilities at March 31, 2010 and December 31, 2009, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

The carrying value and fair value of the Company’s debt at March 31, 2010 was $6.53 billion and $6.93 billion, respectively. The respective totals at December 31, 2009 were $6.53 billion and $6.82 billion.  The Company utilized a pricing service to estimate fair value measurements for approximately 96% of its debt, other than commercial paper, at each of March 31, 2010 and December 31, 2009.  The pricing service utilizes market quotations for debt that have quoted prices in active markets.  For the small amount of the Company’s debt securities for which a pricing service is not used, the Company utilizes pricing estimates from a nationally recognized broker/dealer to estimate fair value.  If estimates of fair value are unavailable from the pricing service or the broker/dealer, the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs.

The fair value of commercial paper included in debt outstanding at March 31, 2010 and December 31, 2009 approximated its book value because of its short-term nature.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at March 31, 2010 and December 31, 2009:

(in millions)	March 31, 2010	December 31, 2009
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	557
Personal Insurance	613	613
Other	27	27
Total	$3,365	$3,365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at March 31, 2010 and December 31, 2009:

(at March 31, 2010, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization
Customer-related	$935	$739	$196
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	39	152

Total intangible assets subject to amortization	1,126	778	348
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$778	$564

(at December 31, 2009, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization
Customer-related	$935	$722	$213
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	32	159

Total intangible assets subject to amortization	1,126	754	372
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$754	$588

(1)          The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

(for the three months ended March 31, in millions)	2010	2009
Customer-related	$17	$21
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	7	7

Total amortization expense	$24	$28

Intangible asset amortization expense is estimated to be $62 million for the remainder of 2010, $69 million in 2011, $52 million in 2012, $45 million in 2013 and $43 million in 2014.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                       SHARE REPURCHASE AUTHORIZATION

Since May 2006, the Company’s board of directors has approved four common share repurchase authorizations, for a cumulative authorization of up to $16 billion of shares of the Company’s common stock.  Under these authorizations, the most recent of which totaled $6 billion and was approved by the board of directors in October 2009, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s earnings, corporate and regulatory requirements, share price, catastrophe losses, strategic initiatives and other market conditions.  During the three months ended March 31, 2010, the Company repurchased 27.0 million shares under its share repurchase authorization, for a total cost of approximately $1.40 billion.  The average cost per share repurchased was $51.88.  At March 31, 2010, the Company had $5.11 billion of capacity remaining under the share repurchase authorization.

7.                       CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended March 31,
(in millions, after-tax)	2010	2009

Net income	$647	$662
Change in net unrealized gain (loss) on investments:
Having no credit losses recognized in the consolidated statement of income	54	687
Having credit losses recognized in the consolidated statement of income	23	—
Other changes	(25)	(19)

Total changes in equity from nonowner sources	$699	$1,330

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                       EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
(in millions, except per share amounts)	2010	2009

Basic
Net income, as reported	$647	$662
Preferred stock dividends	(1)	(1)
Participating share-based awards — allocated income	(5)	(5)

Net income available to common shareholders — basic	$641	$656

Diluted
Net income available to common shareholders	$641	$656
Effect of dilutive securities:
Convertible preferred stock	1	1
Zero coupon convertible notes	—	1

Net income available to common shareholders — diluted	$642	$658

Common Shares
Basic
Weighted average shares outstanding	508.4	584.6

Diluted
Weighted average shares outstanding	508.4	584.6
Weighted average effects of dilutive securities:
Stock options and performance shares	4.8	2.0
Convertible preferred stock	1.9	2.2
Zero coupon convertible notes	—	1.6

Total	515.1	590.4

Net Income per Common Share
Basic	$1.26	$1.12

Diluted	$1.25	$1.11

9.                       SHARE-BASED INCENTIVE COMPENSATION

The following presents information for fully vested stock option awards at March 31, 2010:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	24,639,942	$46.20	3.6 years	$201

Exercisable at end of period	21,136,868	$46.22	2.8 years	$173

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                           SHARE-BASED INCENTIVE COMPENSATION, Continued

The total compensation cost recognized in earnings for all share-based incentive compensation awards was $42 million and $37 million for the three months ended March 31, 2010 and 2009, respectively.  The related tax benefit recognized in earnings was $15 million and $13 million for the three months ended March 31, 2010 and 2009, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2010 was $186 million, which is expected to be recognized over a weighted-average period of 2.2 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2009 was $111 million, which was expected to be recognized over a weighted-average period of 1.7 years.

10.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2010	2009	2010	2009

Net Periodic Benefit Cost:
Service cost	$24	$20	$—	$—
Interest cost on benefit obligation	32	31	4	4
Expected return on plan assets	(46)	(43)	—	—
Amortization of unrecognized:
Prior service benefit	(1)	(1)	—	—
Net actuarial loss	15	5	—	—

Net benefit expense	$24	$12	$4	$4

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

On June 18, 2009, the Supreme Court ruled in favor of TPC, reversing the Second Circuit’s February 15, 2008 decision, finding, among other things, that the 1986 Orders are final and generally bar the Statutory and Hawaii actions and substantially all Common Law Claims against TPC.  Further, the Supreme Court ruled that the bankruptcy court had jurisdiction to issue the Clarifying Order.  However, since the Second Circuit had not ruled on certain additional issues, principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.          CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

the case to the Second Circuit for further proceedings on those specific issues.  On October 21, 2009, all but one of the objectors to the Clarifying Order requested that the Second Circuit dismiss their appeal of the order approving the settlement, and that request was granted.  On March 22, 2010, the Second Circuit issued an opinion in which it found that the notice of the 1986 Orders provided to the remaining objector was insufficient to bar contribution claims by that objector against TPC. On April 5, 2010, TPC filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit, requesting further review of its March 22, 2010 opinion.

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

Other — In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations, either as a liability insurer defending third-party claims brought against policyholders or as an insurer defending claims brought against it relating to coverage or the Company’s business practices. In addition, from time to time, the Company is involved in proceedings addressing disputes with its reinsurers regarding the collection of amounts due under the Company’s reinsurance agreements.  While the ultimate resolution of these legal proceedings could be material to the Company’s results of operations in a future period, in the opinion of the Company’s management, none would likely have a material adverse effect on the Company’s financial position or liquidity.

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests. These commitments were $1.30 billion and $1.32 billion at March 31, 2010 and December 31, 2009, respectively.

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

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, or in some cases agreed upon term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications that are quantifiable was $1.39 billion at March 31, 2010, of which $12 million was recognized on the balance sheet at that date.  These amounts resulted from indemnifications that were provided in connection with the sales of business entities.

12.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.19 billion at March 31, 2010.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,523	$1,707	$—	$—	$5,230
Net investment income	519	231	3	—	753
Fee income	79	—	—	—	79
Net realized investment gains (losses)	21	14	(10)	—	25
Other revenues	28	4	—	—	32

Total revenues	4,170	1,956	(7)	—	6,119

Claims and expenses
Claims and claim adjustment expenses	2,225	1,163	—	—	3,388
Amortization of deferred acquisition costs	616	313	—	—	929
General and administrative expenses	574	267	6	—	847
Interest expense	18	—	80	—	98

Total claims and expenses	3,433	1,743	86	—	5,262

Income (loss) before income taxes	737	213	(93)	—	857
Income tax expense (benefit)	171	49	(10)	—	210
Equity in net income of subsidiaries	—	—	730	(730)	—

Net income	$566	$164	$647	$(730)	$647

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$3	$(4)	$—	$—	$(1)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	(6)	(3)	—	—	(9)

Other-than-temporary impairment losses	(3)	(7)	—	—	(10)
Other net realized investment gains (losses)	24	21	(10)	—	35

Net realized investment gains (losses)	$21	$14	$(10)	$—	$25

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,587	$1,714	$—	$—	$5,301
Net investment income	331	205	6	—	542
Fee income	73	—	—	—	73
Net realized investment losses	(106)	(75)	(33)	—	(214)
Other revenues	30	3	—	—	33

Total revenues	3,915	1,847	(27)	—	5,735

Claims and expenses
Claims and claim adjustment expenses	2,136	1,054	—	—	3,190
Amortization of deferred acquisition costs	633	311	—	—	944
General and administrative expenses	491	285	6	—	782
Interest expense	18	—	74	—	92

Total claims and expenses	3,278	1,650	80	—	5,008

Income (loss) before income taxes	637	197	(107)	—	727
Income tax expense (benefit)	131	25	(91)	—	65
Equity in net income of subsidiaries	—	—	678	(678)	—

Net income	$506	$172	$662	$(678)	$662

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(110)	$(74)	$—	$—	$(184)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	—	—	—	—	—

Other-than-temporary impairment losses	(110)	(74)	—	—	(184)
Other net realized investment gains (losses)	4	(1)	(33)	—	(30)

Net realized investment (losses)	$(106)	$(75)	$(33)	$—	$(214)

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At March 31, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (including $83 subject to securities lending) (amortized cost $62,463)	$43,960	$21,145	$11	$—	$65,116
Equity securities, available for sale, at fair value (cost $367)	195	208	60	—	463
Real estate	1	850	—	—	851
Short-term securities	1,063	557	3,028	—	4,648
Other investments	1,833	1,044	86	—	2,963

Total investments	47,052	23,804	3,185	—	74,041

Cash	112	130	9	—	251
Investment income accrued	529	248	—	—	777
Premiums receivable	3,697	1,867	—	—	5,564
Reinsurance recoverables	8,291	4,436	—	—	12,727
Ceded unearned premiums	742	255	—	—	997
Deferred acquisition costs	1,513	254	—	—	1,767
Deferred tax asset	371	149	40	—	560
Contractholder receivables	4,278	1,562	—	—	5,840
Goodwill	2,411	954	—	—	3,365
Other intangible assets	349	215	—	—	564
Investment in subsidiaries	—	—	29,010	(29,010)	—
Other assets	1,963	269	57	(46)	2,243

Total assets	$71,308	$34,143	$32,301	$(29,056)	$108,696

Liabilities
Claims and claim adjustment expense reserves	$34,502	$18,339	$—	$—	$52,841
Unearned premium reserves	7,440	3,495	—	—	10,935
Contractholder payables	4,278	1,562	—	—	5,840
Payables for reinsurance premiums	378	260	—	—	638
Debt	1,192	9	5,370	(46)	6,525
Other liabilities	3,962	1,019	265	—	5,246

Total liabilities	51,752	24,684	5,635	(46)	82,025

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	—	—	77	—	77
Common stock (1,748.6 shares authorized; 497.0 shares issued and outstanding)	—	391	19,762	(391)	19,762
Additional paid-in capital	11,207	6,959	—	(18,166)	—
Retained earnings	7,044	1,563	16,787	(8,602)	16,792
Accumulated other changes in equity from nonowner sources	1,305	546	1,271	(1,851)	1,271
Treasury stock, at cost (227.4 shares)	—	—	(11,231)	—	(11,231)

Total shareholders’ equity	19,556	9,459	26,666	(29,010)	26,671

Total liabilities and shareholders’ equity	$71,308	$34,143	$32,301	$(29,056)	$108,696

(1)               The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (including $90 subject to securities lending) (amortized cost $63,311)	$44,532	$21,022	$293	$—	$65,847
Equity securities, available for sale, at fair value (cost $373)	196	198	57	—	451
Real estate	2	863	—	—	865
Short-term securities	2,241	750	1,861	—	4,852
Other investments	1,826	1,029	95	—	2,950

Total investments	48,797	23,862	2,306	—	74,965

Cash	132	122	1	—	255
Investment income accrued	547	275	3	—	825
Premiums receivable	3,648	1,823	—	—	5,471
Reinsurance recoverables	8,260	4,556	—	—	12,816
Ceded unearned premiums	788	128	—	—	916
Deferred acquisition costs	1,507	251	—	—	1,758
Deferred tax asset	460	173	39	—	672
Contractholder receivables	4,268	1,529	—	—	5,797
Goodwill	2,411	954	—	—	3,365
Other intangible assets	356	232	—	—	588
Investment in subsidiaries	—	—	30,608	(30,608)	—
Other assets	1,871	248	59	(46)	2,132

Total assets	$73,045	$34,153	$33,016	$(30,654)	$109,560

Liabilities
Claims and claim adjustment expense reserves	$34,622	$18,505	$—	$—	$53,127
Unearned premium reserves	7,504	3,357	—	—	10,861
Contractholder payables	4,268	1,529	—	—	5,797
Payables for reinsurance premiums	309	237	—	—	546
Debt	1,192	9	5,372	(46)	6,527
Other liabilities	3,832	1,221	234	—	5,287

Total liabilities	51,727	24,858	5,606	(46)	82,145

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	—	—	79	—	79
Common stock (1,748.6 shares authorized; 520.3 shares issued and outstanding)	—	391	19,593	(391)	19,593
Additional paid-in capital	11,206	6,960	—	(18,166)	—
Retained earnings	8,852	1,399	16,310	(10,246)	16,315
Accumulated other changes in equity from nonowner sources	1,260	545	1,219	(1,805)	1,219
Treasury stock, at cost (199.6 shares)	—	—	(9,791)	—	(9,791)

Total shareholders’ equity	21,318	9,295	27,410	(30,608)	27,415

Total liabilities and shareholders’ equity	$73,045	$34,153	$33,016	$(30,654)	$109,560

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$566	$164	$647	$(730)	$647
Net adjustments to reconcile net income to net cash provided by operating activities	(103)	(372)	2,004	(1,645)	(116)

Net cash provided by (used in) operating activities	463	(208)	2,651	(2,375)	531

Cash flows from investing activities
Proceeds from maturities of fixed maturities	740	479	10	—	1,229
Proceeds from sales of investments:
Fixed maturities	1,199	447	—	—	1,646
Equity securities	15	4	—	—	19
Real estate	—	9	—	—	9
Other investments	86	28	—	—	114
Purchases of investments:
Fixed maturities	(1,265)	(910)	—	—	(2,175)
Equity securities	(4)	(1)	—	—	(5)
Real estate	—	(3)	—	—	(3)
Other investments	(63)	(41)	—	—	(104)
Net (purchases) sales of short-term securities	1,178	191	(1,167)	—	202
Securities transactions in course of settlement	79	16	—	—	95
Other	(73)	(2)	—	—	(75)

Net cash provided by (used in) investing activities	1,892	217	(1,157)	—	952

Cash flows from financing activities
Dividends paid to shareholders	—	—	(168)	—	(168)
Issuance of common stock —- employee share options	—	—	123	—	123
Treasury shares acquired — share repurchase authorization	—	—	(1,407)	—	(1,407)
Treasury shares acquired — net employee share-based compensation	—	—	(38)	—	(38)
Excess tax benefits from share-based payment arrangements	—	—	4	—	4
Dividends paid to parent company	(2,375)	—	—	2,375	—

Net cash used in financing activities	(2,375)	—	(1,486)	2,375	(1,486)

Effect of exchange rate changes on cash	—	(1)	—	—	(1)

Net increase (decrease) in cash	(20)	8	8	—	(4)
Cash at beginning of period	132	122	1	—	255

Cash at end of period	$112	$130	$9	$—	$251

Supplemental disclosure of cash flow information
Income taxes paid	$13	$8	$23	$—	$44
Interest paid	$29	$—	$34	$—	$63

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

FINANCIAL HIGHLIGHTS

2010 First Quarter Consolidated Results of Operations

•                   Net income of $647 million, or $1.26 per share basic and $1.25 per share diluted

•                   Net earned premiums of $5.23 billion

•                   Catastrophe losses of $471 million pretax ($312 million after-tax)

•                   Pretax net favorable prior year reserve development of $294 million ($192 million after-tax)

•                   GAAP combined ratio of 96.4%

•                   Pretax net investment income of $753 million ($610 million after-tax)

•                   Pretax net realized investment gains of $25 million ($16 million after-tax)

2010 First Quarter Consolidated Financial Condition

•                   Total investments of $74.04 billion; fixed maturities and short-term securities comprise 94% of total investments

•                   Total assets of $108.70 billion

•                   Total debt of $6.53 billion, resulting in a debt-to-total capital ratio of 19.7% (20.9% excluding net unrealized investment gains (losses), net of tax)

•                   Repurchased 27.0 million common shares for total cost of $1.40 billion under share repurchase authorization

•                   Shareholders’ equity of $26.67 billion; book value per common share of $53.50, up 19% from March 31, 2009

•                   Holding company liquidity of $3.03 billion

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

(for the three months ended March 31, in millions except ratio and per share amounts)	2010	2009
Revenues
Premiums	$5,230	$5,301
Net investment income	753	542
Fee income	79	73
Net realized investment gains (losses)	25	(214)
Other revenues	32	33

Total revenues	6,119	5,735

Claims and expenses
Claims and claim adjustment expenses	3,388	3,190
Amortization of deferred acquisition costs	929	944
General and administrative expenses	847	782
Interest expense	98	92

Total claims and expenses	5,262	5,008

Income before income taxes	857	727
Income tax expense	210	65

Net income	$647	$662

Net income per share
Basic	$1.26	$1.12

Diluted	$1.25	$1.11

GAAP combined ratio
Loss and loss adjustment expense ratio	64.0%	59.7%
Underwriting expense ratio	32.4	30.9

GAAP combined ratio	96.4%	90.6%

Incremental impact of direct to consumer initiative on GAAP combined ratio	0.6%	0.5%

The Company’s discussions of net income and segment operating income included in the following discussion are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $1.25 in the first quarter of 2010 increased by 13% over the same period of 2009, despite a 2% decline in reported net income, reflecting the impact of common share repurchases over the previous twelve months that led to a 75 million, or 13%, decline in the number of weighted average diluted shares outstanding in the first quarter of 2010 compared with the same 2009 period.  Net income of $647 million in the first quarter of 2010 decreased $15 million from net income of $662 million in the same period of 2009, primarily reflecting the impact of an increase in catastrophe losses, partially offset by net realized investment gains in 2010 (compared with significant net realized investment losses in 2009), a strong increase in net investment income, a decline in non-catastrophe weather-related losses and an increase in net favorable prior year reserve development.  Catastrophe losses in the first quarters of 2010 and 2009 totaled $471 million and $83 million, respectively.  Net income in the first quarter of 2009 also reflected a reduction in income tax expense of $69 million resulting from the favorable resolution of various prior year tax matters and a $61 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in 2008.

Revenues

Earned Premiums

Earned premiums in the first quarter of 2010 totaled $5.23 billion, a decrease of $71 million, or 1%, from the same period of 2009.  In the Business Insurance segment, earned premiums declined 5% from the first quarter of 2009 despite strong business retention levels, attributable to reduced insured exposures due to lower levels of economic activity.  In the Financial, Professional & International Insurance segment, the 3% increase in earned premiums over the first quarter of 2009 was primarily attributable to the favorable impact of foreign currency exchange rates.  In the Personal Insurance segment, earned premium growth of 2% over the first quarter of 2009 reflected continued strong business retention rates, continued renewal price increases and growth in new business volumes during the preceding twelve months.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

(for the three months ended March 31, in millions)	2010	2009
Average investments (a)	$72,659	$72,720
Pretax net investment income	753	542
After-tax net investment income	610	474
Average pretax yield (b)	4.1%	3.0%
Average after-tax yield (b)	3.4%	2.6%

(a)                  Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses.

Net investment income of $753 million in the first quarter of 2010 increased $211 million, or 39%, over the same period of 2009, primarily resulting from improved returns from non-fixed maturity investments, which generated net investment income of $66 million in the first quarter of 2010, compared with negative net investment income of $175 million in the same period of 2009.  This increase was partially offset by a decline in investment income from fixed maturity investments, driven by lower long-term reinvestment interest rates available for maturing securities and lower short-term interest rates.  The average pretax yield on the total investment portfolio was 4.1% and 3.0% in the first quarters of 2010 and 2009, respectively.  The improved performance from non-fixed income investments in 2010 reflected improving capital market conditions.  The amortized cost of the fixed maturity and short-term security portion of the investment portfolio at March 31, 2010 totaled $67.11 billion, $333 million lower than at the same date in 2009, primarily reflecting the impact of $4.78 billion of common share repurchases, $681 million of dividends paid to shareholders and contributions of $260 million to the Company’s pension plan during the preceding twelve months, which were largely offset by strong operating cash flows during that time period (a portion of which was invested in fixed maturity securities) and the issuance of $500 million of senior notes in the second quarter of 2009.

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

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $6 million increase in fee income in the first quarter of 2010 compared with the same period of 2009 is described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

The following table sets forth information regarding the Company’s net realized investment gains (losses).

(for the three months ended March 31, in millions)	2010	2009
Net Realized Investment Gains (Losses) (1)
Other-than-temporary impairment losses:
Total losses	$(1)	$(184)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	(9)	—

Other-than-temporary impairment losses	(10)	(184)
Other net realized investment gains (losses)	35	(30)

Net realized investment gains (losses)	$25	$(214)

(1) In the second quarter of 2009, the Company adopted updated accounting guidance that changed the reporting of other-than-temporary impairments (OTTI).  As a result, the credit component of OTTI on fixed maturities was reported separately effective April 1, 2009, the date of adoption.

Other-Than-Temporary Impairment Losses on Investments — In the first quarter of 2010, impairments included in net income totaled $10 million and included $6 million related to the fixed maturity portfolio, $3 million related to other investments and $1 million related to equity securities.  In the first quarter of 2009, impairments included in net income totaled $184 million. Impairments in the fixed maturity portfolio in the first quarter of 2009 totaled $107 million, which included $51 million of impairments related to structured mortgage securities, $47 million related to various issuers’ deteriorated financial position and $9 million related to externally managed securities with respect to which the Company does not have the ability to assert an intention to hold until recovery in market value.  Impairments in the first quarter of 2009 also included $74 million related to equity investments and $3 million related to other investments.  The majority of equity impairments in the first quarter of 2009 were related to issuers in the financial industry.

Other Net Realized Investment Gains (Losses) — Other net realized investment gains in the first quarter of 2010 totaled $35 million, which included $28 million of net realized investment gains related to fixed maturity investments, $18 million of net realized investment gains related to equity securities and other investments, and $8 million of net realized investment gains related to foreign currency exchange.  These net realized investment gains were partially offset by $10 million of net realized investment losses related to the Company’s holdings of stock purchase warrants of Platinum Underwriters Holdings, Ltd. a publicly held company, and $7 million of net realized investment losses related to U.S. Treasury futures contracts, which are used to shorten the duration of the Company’s fixed maturity portfolio.  In the first quarter of 2009, the Company incurred $33 million of other net realized investment losses related to its holdings of stock purchase warrants of Platinum Underwriters Holdings, Ltd.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2010	2009

Business Insurance	$3,118	$3,294
Financial, Professional & International Insurance	898	842
Personal Insurance	1,787	1,727

Total	$5,803	$5,863

	Net Written Premiums
(for the three months ended March 31, in millions)	2010	2009

Business Insurance	$2,834	$2,963
Financial, Professional & International Insurance	681	563
Personal Insurance	1,736	1,677

Total	$5,251	$5,203

Gross written premiums in the first quarter of 2010 decreased 1% from the same period of 2009, whereas net written premiums increased 1% over the first quarter of 2009.  The difference in changes between gross and net written premiums was concentrated in the Financial, Professional & International Insurance segment, largely due to changes in the structure of the Company’s reinsurance that directionally aligned retentions in the Company’s International business with U.S. practices and, to a lesser extent, lower reinsurance costs.  Retention rates remained high and the impact of renewal rate changes on premiums remained positive across all three business segments.  New business volume increased slightly over the first quarter of 2009, as modest growth in the Financial, Professional & International Insurance and Personal Insurance segments was largely offset by a decline in new business volume in the Business Insurance segment.

In Business Insurance, net written premiums in the first quarter of 2010 declined 4% from the same period of 2009, driven by lower levels of economic activity in recent quarters that impacted exposure changes at renewal, audit premium adjustments, policy endorsements and mid-term cancellations.  In Financial, Professional & International Insurance, net written premiums in the first quarter of 2010 increased 21% over the same period of 2009, reflecting the changes in the structure and cost of reinsurance referred to above, new business at Lloyd’s and higher business volume in the Construction Services business unit.  In the Personal Insurance segment, net written premiums in the first quarter of 2010 increased 4% over the same period of 2009, reflecting continued strong retention rates and renewal premium increases, particularly in the Homeowners and Other line of business.

Claims and Expenses

Claims and claim adjustment expenses totaled $3.39 billion in the first quarter of 2010, $198 million, or 6%, higher than the first quarter 2009 total of $3.19 billion.  The 2010 total included $471 million of catastrophe losses and $294 million of net favorable prior year reserve development, whereas the 2009 first quarter total included $83 million of catastrophe losses and $258 million of net favorable prior year reserve development.  The 2010 total also reflected a decline in non-catastrophe weather-related losses, primarily in the Personal Insurance segment.  Catastrophe losses in the first quarter of 2010 primarily resulted from several severe winter, wind and hail storms in the eastern United States, as well as an earthquake in Chile.  In the first quarter of 2009, catastrophes primarily resulted from several winter storms, tornadoes and hail storms.  The Business Insurance segment accounted for $242 million of net favorable prior year reserve development in the first quarter of 2010, driven by better than expected loss development in the general liability, property and commercial multi-peril product lines for recent accident years.  In the Financial, Professional & International Insurance segment, the Bond & Financial Products group and the International group both recorded net favorable prior year reserve development in the first quarter of 2010.  The Personal Insurance segment also experienced a small amount of net favorable prior year reserve development in the first quarter of 2010, primarily in various property coverages.

Net favorable prior year reserve development in the first quarter of 2009 was also concentrated in the Business Insurance segment, resulting from better than expected loss development for recent accident years in the general liability, commercial multi-peril, property and commercial automobile product lines, and in the Personal Insurance segment, primarily due to favorable loss experience related to Hurricanes Katrina and Ike.  Net favorable prior year reserve development in the Financial, Professional & International Insurance segment in the first quarter of 2009 was concentrated in the International group.

Factors contributing to net favorable prior year reserve development in each segment are discussed in more detail in the segment discussions that follow.

The amortization of deferred acquisition costs totaled $929 million in the first quarter of 2010, $15 million, or 2%, lower than the comparable 2009 total of $944 million, consistent with the decline in earned premiums.  General and administrative expenses totaled $847 million in the first quarter of 2010, an increase of $65 million, or 8%, over the comparable 2009 total of $782 million.  The 2009 total reflected a $61 million reduction in the estimate of assessments related to Hurricane Ike that had been recorded in general and administrative expenses.

Interest Expense

Interest expense of $98 million in the first quarter of 2010 was $6 million higher than in the same period of 2009, primarily reflecting higher average levels of debt outstanding in the first quarter of 2010.

GAAP Combined Ratio

The consolidated loss and loss adjustment expense ratio of 64.0% in the first quarter of 2010 was 4.3 points higher than the loss and loss adjustment expense ratio of 59.7% in the same 2009 period.  Catastrophe losses accounted for 9.0 points of the 2010 first quarter loss and loss adjustment expense ratio, whereas the 2009 first quarter loss and loss adjustment expense ratio included a 1.6 point impact from catastrophe losses.  The 2010 and 2009 first quarter loss and loss adjustment expense ratios included a 5.6 point and a 4.9 point benefit from net favorable prior year reserve development, respectively.  The loss and loss adjustment expense ratio adjusted for catastrophe losses and prior year reserve development in the first quarter of 2010 was 2.4 points lower than the 2009 first quarter ratio on the same basis, primarily reflecting a decline in non-catastrophe weather-related losses (principally in the Personal Insurance segment).  In addition, the loss ratio reported in the first quarter of 2009 did not reflect the favorable re-estimation (primarily in the Business Insurance segment) that occurred in the second half of 2009.

The underwriting expense ratio of 32.4% for the first quarter of 2010 was 1.5 points higher than the first quarter 2009 underwriting expense ratio of 30.9%.  The 2009 ratio reflected a 1.2 point benefit resulting from the $61 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses.  Adjusting for those assessments in 2009, the underwriting expense ratio in the first quarter of 2010 was 0.3 points higher than in the same period of 2009, reflecting continued investments to support business growth and product development, including the Company’s direct to consumer initiative in the Personal Insurance segment, as well as the impact of the decline in earned premiums.

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

Business Insurance also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities) and the assumed reinsurance and certain international and other runoff operations, which collectively are referred to as Business Insurance Other.

Results of the Company’s Business Insurance segment were as follows:

(for the three months ended March 31, in millions)	2010	2009
Revenues
Premiums	$2,628	$2,757
Net investment income	528	355
Fee income	79	73
Other revenues	6	6

Total revenues	$3,241	$3,191

Total claims and expenses	$2,489	$2,534

Operating income	$567	$547

Loss and loss adjustment expense ratio	58.7%	57.8%
Underwriting expense ratio	32.7	31.2

GAAP combined ratio	91.4%	89.0%

Overview

Operating income of $567 million in the first quarter of 2010 was $20 million, or 4%, higher than operating income of $547 million in the same period of 2009, primarily reflecting increases in net investment income and net favorable prior year reserve development, which were largely offset by an increase in catastrophe losses.   In addition, operating income in 2009 included a benefit of $38 million from the favorable resolution of various prior year tax matters and a $26 million reduction in the estimate of property windpool assessments related to Hurricane Ike.  Net favorable prior year reserve development totaled $242 million in the first quarter of 2010, compared with $182 million in the same 2009 period. Catastrophe losses in the first quarter of 2010 totaled $135 million, compared with $12 million in the same period of 2009.

Earned Premiums

Earned premiums of $2.63 billion in the first quarter of 2010 decreased $129 million, or 5%, from the same period of 2009 despite strong business retention levels, primarily attributable to reduced insured exposures due to lower levels of economic activity.

Net Investment Income

Net investment income in this segment in the first quarter of 2010 increased $173 million over the same 2009 period.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2010 compared with the same period of 2009.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the first quarter of 2010 increased by $6 million over the same 2009 period, primarily reflecting a loss-sensitive fee adjustment made in the first quarter of 2009 that reduced reported fee income.  Notwithstanding the current quarter increase, fee income in recent quarters has typically reflected lower serviced premium and claim volume due to the de-population of workers’ compensation residual market pools, the impact of both lower claim volume and lower loss costs (as fees are based either on the number of claims serviced or as a percentage of losses) driven by workers’ compensation reforms and overall lower claim frequency.  Lower new business volume due to lower levels of economic activity and increased competition also contributed to the lack of significant growth in fee income in recent quarters.

Claims and Expenses

Claims and claim adjustment expenses in the first quarter of 2010 totaled $1.58 billion, a decrease of $35 million, or 2%, from the same 2009 period, primarily reflecting an increase in net favorable prior year reserve development, which was largely offset by an increase in catastrophe losses.  Net favorable prior year reserve development totaled $242 million in the first quarter of 2010, compared with net favorable prior year reserve development of $182 million in the same 2009 period.  The 2010 total was driven by better than expected loss results primarily concentrated in the general liability, property and commercial multi-peril product lines for recent accident years. In the general liability product line, what the Company believes to be continued improvement in legal and judicial environments resulted in better than expected loss results for umbrella and excess casualty coverages.  The improvement in the commercial multi-peril product line reflected what the Company believes to be improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.  The property product line improvement primarily occurred in the 2009 accident year as a result of better than expected claim emergence trends in the inland marine and ocean marine lines of business. Catastrophe losses in the first quarter of 2010 totaled $135 million, compared with $12 million in the same 2009 period.  Catastrophe losses in the first three months of 2010 primarily resulted from several severe winter, wind and hail storms in the eastern United States.

Net favorable prior year reserve development in the first quarter of 2009 was driven by better than expected loss results primarily concentrated in the general liability, commercial multi-peril, property and commercial automobile product lines for recent accident years.  The general liability and commercial multi-peril product lines experienced better than anticipated loss development that was attributable to several factors, including what the Company believes to be improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.  The property product line improvement primarily occurred in the latter part of the 2008 accident year as a result of better than expected claim emergence trends in the inland marine line of business.  The commercial automobile line of business experienced better than expected loss development which was attributable to what the Company believes to be more favorable legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology.

The amortization of deferred acquisition costs totaled $425 million in the first quarter of 2010, 5% lower than the comparable 2009 total of $449 million, consistent with the decline in earned premiums.

General and administrative expenses in the first quarter of 2010 totaled $481 million, $14 million, or 3%, higher than the comparable total of $467 million in the same period of 2009.  The 2009 total reflected a $26 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses.  Adjusting for that reduction in 2009, general and administrative expenses in the first quarter of 2010 were $12 million lower than in the first quarter of 2009, primarily reflecting lower expense related to operations in runoff.

GAAP Combined Ratio

The loss and loss adjustment expense ratio in the first quarter of 2010 of 58.7% was 0.9 points higher than the comparable 2009 ratio of 57.8%.  Net favorable prior year reserve development in 2010 provided a 9.2 point benefit to the loss and loss adjustment expense ratio, whereas net favorable prior year reserve development in 2009 accounted for a 6.6 point benefit to the loss and loss adjustment expense ratio.  Catastrophe losses in the first quarters of 2010 and 2009 accounted for 5.1 points and 0.4 points, respectively, of the loss and loss adjustment expense ratio.  The 2010 first quarter loss and loss adjustment expense ratio adjusted for catastrophe losses and prior year reserve development was 1.2 points lower than the 2009 ratio on the same basis.  The loss ratio reported in the first quarter of 2009 did not reflect the favorable re-estimation that occurred in the second half of 2009.  The underwriting expense ratio of 32.7% for the first quarter of 2010 was 1.5 points higher than the comparable 2009 ratio.  The 2009 ratio reflected a 0.9 point benefit from the reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses.  Adjusting for the impact of those assessments in 2009, the underwriting expense ratio in the first quarter of 2010 was 0.6 points higher than in the same 2009 period, reflecting the impact of the decline in earned premiums in 2010.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2010	2009

Select Accounts	$710	$738
Commercial Accounts	750	754
National Accounts	327	409
Industry-Focused Underwriting	615	660
Target Risk Underwriting	501	517
Specialized Distribution	216	223

Total Business Insurance Core	3,119	3,301
Business Insurance Other	(1)	(7)

Total Business Insurance	$3,118	$3,294

	Net Written Premiums
(for the three months ended March 31, in millions)	2010	2009

Select Accounts	$702	$731
Commercial Accounts	706	710
National Accounts	226	259
Industry-Focused Underwriting	569	617
Target Risk Underwriting	412	422
Specialized Distribution	215	222

Total Business Insurance Core	2,830	2,961
Business Insurance Other	4	2

Total Business Insurance	$2,834	$2,963

In Business Insurance Core, gross and net written premiums in the first quarter of 2010 decreased 6% and 4%, respectively, from the same period of 2009.  The difference in rates of decline between gross and net written premiums in the first quarter of 2009 was concentrated in Residual Markets within National Accounts.  A significant portion of gross written premiums for products offered by Residual Markets is ceded to other insurers and residual market pools.  As a result, the decline in gross written premiums did not have a proportional impact on net written premiums.  The decline in gross and net written premiums in the first quarter of 2010 was driven in large part by lower levels of economic activity in recent quarters that impacted exposure changes at renewal, audit premium adjustments, policy endorsements and mid-term cancellations.

Select Accounts.  Net written premiums of $702 million in the first quarter of 2010 decreased 4% from the same 2009 period, primarily due to reduced insured exposures driven by lower levels of economic activity.  Business retention rates remained strong, but declined from the prior year quarter. Renewal premium changes were positive in the first quarter of 2010 and increased over the same period of 2009, reflecting positive renewal rate changes.  New business volume in 2010 declined from the first quarter of 2009, driven by lower business volumes in larger, more complex accounts where marketplace competition remains high.

Commercial Accounts.  Net written premiums of $706 million in the first quarter of 2010 decreased slightly from the same prior year quarter, primarily due to reduced insured exposures driven by lower levels of economic activity.  Business retention rates in the first quarter of 2010 remained strong but declined slightly from the prior year quarter.  Renewal premium changes were slightly negative in 2010 but improved over the same 2009 period, as the impact of positive renewal rate changes on premiums was partially offset by reduced insured exposures due to lower levels of economic activity.  New business levels increased when compared with the first quarter of 2009 due to various product and customer initiatives.

National Accounts. Net written premiums of $226 million in the first quarter of 2010 decreased 13% from the first quarter of 2009, due to reduced insured exposures driven by lower levels of economic activity and lower new business volume.

Industry-Focused Underwriting.  Net written premiums of $569 million in the first quarter of 2010 decreased 8% from the same 2009 period.  The decline was concentrated in the Construction and Oil & Gas business units, reflecting market conditions in these industries.

Target Risk Underwriting.  Net written premiums of $412 million in the first quarter of 2010 declined 2% from the prior year quarter, primarily concentrated in the Inland Marine and Ocean Marine business units, reflecting market conditions.  National Property premium volume in the first quarter of 2010 increased over the same period of 2009.  Business retention levels in National Property in the first quarter of 2010 increased over the same period of 2009.

Specialized Distribution. Net written premiums of $215 million in the first quarter of 2010 decreased 3% from the same prior year quarter.  The decline was centered in the National Programs business unit.  Renewal premium changes in National Programs in the first quarter of 2010 remained negative but improved slightly over the same period of 2009.

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

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

(for the three months ended March 31, in millions)	2010	2009
Revenues
Premiums	$824	$801
Net investment income	111	104
Other revenues	6	6

Total revenues	$941	$911

Total claims and expenses	$818	$726

Operating income	$86	$148

Loss and loss adjustment expense ratio	62.3%	54.7%
Underwriting expense ratio	36.6	35.5

GAAP combined ratio	98.9%	90.2%

Overview

Operating income of $86 million in the first quarter of 2010 was $62 million, or 42%, lower than operating income in the same 2009 period, driven by $86 million of catastrophe losses resulting from an earthquake in Chile as well as non-catastrophe weather-related losses in the International group, partially offset by an increase in net favorable prior year reserve development.  The prior year quarter also included an $8 million benefit from the favorable resolution of various prior year tax matters.

Earned Premiums

Earned premiums of $824 million in the first quarter of 2010 increased by 3% over the prior year quarter, which was primarily attributable to the favorable impact of foreign currency exchange rates.  Adjusting for the impact of exchange rates, earned premiums were level with the first quarter of 2009.

Net Investment Income

Net investment income in this segment in the first quarter of 2010 increased $7 million over the same 2009 period.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2010 compared with the same period of 2009.

Claims and Expenses

Claims and claim adjustment expenses in the first quarter of 2010 totaled $516 million, an increase of $74 million, or 17%, over the same 2009 period, reflecting $86 million of catastrophe losses primarily in the International group that resulted from an earthquake in Chile, as well as other non-catastrophe weather-related losses in the International group.  There were no catastrophe losses incurred in the first quarter of 2009.  Net favorable prior year reserve development totaled $34 million in the first quarter of 2010, compared with $12 million in the same period of 2009.  The majority of net favorable prior year reserve development in 2010 occurred in the Bond & Financial Products group and was related to better than expected results for recent accident years for the directors’ and officers’ line of business for public companies and favorable loss experience in the surety line of business.  Several lines of business at Lloyd’s also experienced net favorable prior year reserve development in the first quarter of 2010.

The amortization of deferred acquisition costs totaled $153 million in the first quarter of 2010, 5% higher than the comparable 2009 total of $146 million.  The increase was due to the increase in earned premiums in the first quarter of 2010 and lower profit-sharing commission expense in the first quarter of 2009.  General and administrative expenses in the first quarter of 2010 totaled $149 million, 7% higher than the first quarter 2009 total of $138 million, reflecting increases in employee-related costs and the unfavorable impact of foreign currency exchange rates.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 62.3% in the first quarter of 2010 was 7.6 points higher than the 2009 first quarter ratio of 54.7%.  Catastrophe losses in the first quarter of 2010 accounted for 10.4 points of the loss and loss adjustment expense ratio, whereas the first quarter 2009 ratio included no impact from catastrophes.  The 2010 and 2009 first quarter ratios included a 4.2 point and 1.4 point benefits, respectively, from net favorable prior year reserve development.  The 2010 first quarter loss and loss adjustment expense ratio adjusted for catastrophe losses and prior year reserve development was level with the 2009 ratio on the same basis.  The underwriting expense ratio of 36.6% in the first quarter of 2010 was 1.1 points higher than the comparable 2009 ratio of 35.5%, primarily reflecting lower profit-sharing commission expense in the first quarter of 2009 and an increase in employee-related expenses in the first quarter of 2010.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2010	2009

Bond & Financial Products	$529	$525
International	369	317

Total Financial, Professional & International Insurance	$898	$842

	Net Written Premiums
(for the three months ended March 31, in millions)	2010	2009

Bond & Financial Products	$362	$334
International	319	229

Total Financial, Professional & International Insurance	$681	$563

The Financial, Professional & International Insurance segment’s gross written premiums of $898 million in the first quarter of 2010 increased 7% over the same period of 2009, whereas net written premiums of $681 million increased 21% over the first quarter of 2009.  The higher rate of growth in net written premiums was largely due to changes in the structure of the Company’s reinsurance that directionally aligned retentions in the Company’s International business with U.S. practices and, to a lesser extent, lower reinsurance costs.  In addition, gross and net written premium growth in the first quarter of 2010 reflected the favorable impact of foreign currency exchange rates, new business volume in several lines of business at Lloyd’s and in Ireland, and an increase in Construction Services’ business volume in the Bond & Financial Products group.  Adjusting for the impact of foreign currency exchange rates in 2010, gross and net written premiums in the first quarter of 2010 increased 4% and 17%, respectively, over the same period of 2009.  In the Bond & Financial Products group (excluding the surety line of business, for which the following are not relevant measures), business retention rates in the first quarter of 2010 remained strong but declined slightly from the first quarter of 2009 due to continued underwriting actions in the Professional Liability business unit.  Renewal premium changes were positive in the first quarter of 2010, primarily reflecting rate increases over 2009, although at a lower level than the increases achieved in the 2009 period.  These changes were partially offset by reduced insured exposures due to underwriting actions taken and lower levels of economic activity.  New business volume in the first quarter of 2010 declined from the same 2009 period, which reflected the increased business opportunities in the first quarter of 2009 due to market disruption.  For the International group in the first quarter of 2010 (also excluding the surety line of business), business retention rates declined from the same period of 2009, primarily due to competitive market conditions in the United Kingdom and Ireland, and underwriting actions taken at the Company’s operations at Lloyd’s.  Renewal price changes were positive and new business volume increased over the first quarter of 2009.

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

Results of the Company’s Personal Insurance segment were as follows:

(for the three months ended March 31, in millions)	2010	2009
Revenues
Premiums	$1,778	$1,743
Net investment income	114	83
Other revenues	20	21

Total revenues	$1,912	$1,847

Total claims and expenses	$1,847	$1,649

Operating income	$59	$154

Loss and loss adjustment expense ratio	72.5%	64.9%
Underwriting expense ratio	30.1	28.4

GAAP combined ratio	102.6%	93.3%

Incremental impact of direct to consumer initiative on GAAP combined ratio	1.7%	1.6%

Overview

Operating income of $59 million in the first quarter of 2010 was $95 million, or 62%, lower than operating income in the same period of 2009, primarily reflecting an increase in catastrophe losses and a decline in net favorable prior year reserve development, partially offset by a reduction in non-catastrophe weather-related losses.  In addition, the 2009 total included a $34 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses and a $9 million benefit from the favorable resolution of various prior year tax matters.  Catastrophe losses in the first quarter of 2010 totaled $250 million, compared with $71 million in the same period of 2009.  Net favorable prior year reserve development in the first quarters of 2010 and 2009 totaled $18 million and $64 million, respectively.

Earned Premiums

Earned premiums of $1.78 billion in the first quarter of 2010 increased $35 million, or 2%, over earned premiums of $1.74 billion in the same period of 2009.  The increase reflected continued strong business retention rates, renewal price increases and growth in new business volume over the preceding twelve months.

Net Investment Income

Net investment income in this segment in the first quarter of 2010 increased $31 million over the same 2009 period.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2010 compared with the same period of 2009.

Claims and Expenses

Claims and claim adjustment expenses in the first quarter of 2010 totaled $1.29 billion, an increase of $159 million, or 14%, over the same period of 2009, reflecting an increase in catastrophe losses, a reduction in net favorable prior year reserve development and increased business volume, partially offset by a decline in non-catastrophe weather-related losses.  Catastrophe losses in the first quarter of 2010 totaled $250 million, compared with catastrophe losses of $71 million in the same period of 2009.  The 2010 total was driven by several severe winter, wind and hail storms in the eastern United States.  In the first quarter of 2009, catastrophes primarily resulted from two tornado and hail storms.  Net favorable prior year reserve development in the first quarters of 2010 and 2009 totaled $18 million and $64 million, respectively.  The 2010 total was concentrated in the Homeowners and Other line of business.  The 2009 net favorable development was concentrated in the Homeowners and Other product line and primarily reflected favorable loss experience related to Hurricanes Katrina and Ike.

The amortization of deferred acquisition costs totaled $351 million in the first quarter of 2010, 1% higher than the comparable 2009 total of $349 million, primarily reflecting increased business volume.

General and administrative expenses totaled $207 million in the first quarter of 2010, an increase of $37 million, or 22%, over the first quarter 2009 total of $170 million.  The 2009 total reflected a $34 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses.

GAAP Combined Ratio

The loss and loss adjustment expense ratio of 72.5% in the first quarter of 2010 was 7.6 points higher than the comparable 2009 ratio of 64.9%.  The 2010 ratio included a 14.0 point impact of catastrophe losses and a 1.0 point benefit from net favorable prior year reserve development, whereas the 2009 ratio included a 4.1 point impact of catastrophe losses and a 3.7 point benefit from net favorable prior year reserve development.  The 2010 first quarter loss and loss adjustment expense ratio adjusted for catastrophe losses and prior year reserve development was 5.0 points lower than the 2009 ratio on the same basis, primarily reflecting a decline in non-catastrophe weather-related losses.  The underwriting expense ratio of 30.1% in the first quarter of 2010 was 1.7 points higher than the first quarter 2009 ratio of 28.4%.  The 2009 ratio reflected a 2.0 point benefit resulting from the $34 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries, and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2010	2009

Agency Automobile	$917	$924
Agency Homeowners and Other	849	792

Total Agency Personal Insurance	$1,766	$1,716

	Net Written Premiums
(for the three months ended March 31, in millions)	2010	2009

Agency Automobile	$913	$917
Agency Homeowners and Other	803	749

Total Agency Personal Insurance	$1,716	$1,666

Gross and net agency written premiums in the first quarter of 2010 both increased 3% over the respective totals in the same period of 2009.

In the Agency Automobile line of business, net written premiums in the first quarter of 2010 were slightly lower than in the same period of 2009.  A decline in the number of active policies compared with the first quarter of 2009 was largely offset by positive renewal price changes.  The number of active policies increased from the fourth quarter of 2009.

In the Agency Homeowners and Other line of business, net written premiums in the first quarter of 2010 increased 7% over the same period of 2009, driven by an increase in new business levels and a slight increase in renewal price changes.  In addition, business retention rates remained strong and were slightly higher than in the first quarter of 2009.

For its Agency business, the Personal Insurance segment had approximately 7.4 million and 7.3 million active policies at March 31, 2010 and 2009, respectively.  In the Agency Automobile line of business, active policies at March 31, 2010 decreased 2% from the same date in 2009.  Active policies in the Agency Homeowners and Other line of business at March 31, 2010 grew by 3% over the same date in 2009.

Interest Expense and Other

(for the three months ended March 31, in millions)	2010	2009
Operating loss	$(81)	$(50)

The $31 million increase in operating loss for Interest Expense and Other in the first quarter of 2010 compared with the same period of 2009 was driven in part by a $12 million increase in tax expense related to the recently enacted federal health care legislation and a $4 million increase in after-tax interest expense.  In addition, the operating loss in the first quarter of 2009 included a $14 million benefit from the favorable resolution of various prior year tax matters.  After-tax interest expense was $64 million in the first quarter of 2010, compared with $60 million in the same period of 2009.

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

The Company continues to be involved in coverage litigation concerning a number of policyholders, some of whom have filed for bankruptcy, who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage. In these instances, policyholders also may assert that each individual bodily injury claim should be treated as a separate occurrence under the policy. It is difficult to predict whether these policyholders will be successful on both issues. To the extent both issues are resolved in a policyholder’s favor and other Company defenses are not successful, the Company’s coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders.   Accordingly, although the Company has seen a moderation in the overall risk associated with these lawsuits, it remains difficult to predict the ultimate cost of these claims.

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

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which are subject to a number of contingencies, in connection with a number of these direct action claims.  These settlement agreements had been approved by the court in connection with proceedings initiated by TPC in the Johns Manville bankruptcy court.  On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Various parties appealed the district court’s ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the district court’s approval of the bankruptcy court’s order that barred the filing of certain direct action claims against TPC in the future. TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s decision. Those petitions were granted and on June 18, 2009, the Supreme Court ruled in favor of the Company, reversing the Second Circuit’s decision. However, since the Second Circuit had not ruled on several additional issues principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues.  On March 22, 2010, the Second Circuit issued an opinion in which it found that the notice of the 1986 Orders provided to the remaining objector was insufficient to bar contribution claims by that objector against TPC. On April 5, 2010, TPC filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit, requesting further review of its March 22, 2010 opinion. (For a description of these matters, see “Part II—Item 1—Legal Proceedings”).

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

The Company’s quarterly asbestos reserve review includes an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. Developing payment patterns among policyholders in the “home office and field office” and “assumed reinsurance and other” categories are also analyzed.  In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity.  For certain policyholders an estimate of the gross ultimate exposure for indemnity and related claim adjustment expense is determined, and for those policyholders the Company calculates, by each policy year, a ceded reinsurance projection based on any applicable facultative and treaty reinsurance, past ceded experience and reinsurance collections.  Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company’s evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.

Net asbestos losses and expenses paid in the first three months of 2010 were $74 million, compared with $61 million in the same period of 2009.  Approximately 49% and 38% of total net paid losses in the first three months of 2010 and 2009, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company’s liability.  Net asbestos reserves totaled $2.68 billion at March 31, 2010, compared with $2.85 billion at March 31, 2009.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2010	2009
Beginning reserves:
Direct	$3,097	$3,299
Ceded	(339)	(385)

Net	2,758	2,914

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—

Net	—	—

Losses paid:
Direct	93	83
Ceded	(19)	(22)

Net	74	61

Ending reserves:
Direct	3,004	3,216
Ceded	(320)	(363)

Net	$2,684	$2,853

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

Net paid losses in the first quarters of 2010 and 2009 were $16 million and $22 million, respectively.  At March 31, 2010, approximately 93% of the net environmental reserve (approximately $349 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $28 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2010	2009
Beginning reserves:
Direct	$389	$400
Ceded	4	14

Net	393	414

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—

Net	—	—

Losses paid:
Direct	16	22
Ceded	—	—

Net	16	22

Ending reserves:
Direct	373	378
Ceded	4	14

Net	$377	$392

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at March 31, 2010 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also, see “Part II—Item 1, Legal Proceedings”).

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

INVESTMENT PORTFOLIO

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal bonds, and taxable corporate and U.S. agency mortgage-backed bonds.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at March 31, 2010 and December 31, 2009.  Below investment grade securities represented 2.8% and 2.7% of the total fixed maturity investment portfolio at March 31, 2010 and December 31, 2009, respectively.  The average effective duration of fixed maturities and short-term securities was 3.9 (4.2 excluding short-term securities) at both March 31, 2010 and December 31, 2009.

The Company’s fixed maturity investment portfolio at March 31, 2010 included $41.41 billion of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico, and includes general obligation and revenue bonds issued by states, cities, counties, school districts, and similar issuers.  On April 2, 2009, municipal securities issued by local governments within the United States were assigned a negative outlook by Moody’s Investors Service.  On February 22, 2010, Moody’s affirmed that negative outlook.  Included in the municipal bond portfolio are $6.26 billion of advance refunded or escrowed-to-maturity bonds.  Advance refunded and escrowed-to-maturity bonds are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. Such escrow accounts are verified as to their sufficiency by an external auditor and almost exclusively involve U.S. Treasury securities.

The Company bases its investment decision on the credit characteristics of the municipal security; however, its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default.  The downgrade during 2009 and 2008 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of the securities to the underlying rating of the respective security.  Of the insured municipal securities in the Company’s investment portfolio at March 31, 2010, approximately 98% were rated at A3 or above, and approximately 81% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a further loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa3” at March 31, 2010.  The average credit rating of the entire municipal bond portfolio was “Aa1” at March 31, 2010 with and without the third-party insurance.

At March 31, 2010 and December 31, 2009, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $702 million and $714 million, respectively. At March 31, 2010, approximately $225 million of these securities, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise and $20 million were comprised of Canadian non-guaranteed securities.  The average credit rating of the $477 million of non-guaranteed securities at March 31, 2010 was “Aaa,” and 91% of those securities were issued in 2004 and prior years.  The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

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

At March 31, 2010 and December 31, 2009, the Company held CMOs classified as available for sale with a fair value of $2.50 billion and $2.58 billion, respectively (in addition to the CMBS securities of $702 million and $714 million, respectively, described above). Approximately 38% and 37% of the Company’s CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at March 31, 2010 and December 31, 2009, respectively. In addition, at March 31, 2010 and December 31, 2009, the Company held $2.51 billion and $2.63 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans which are included with CMBS) mortgage-backed pass-through securities classified as available for sale.  The average credit rating of all of the above securities was “Aa1” at March 31, 2010 and December 31, 2009.

The Company’s fixed maturity investment portfolio at March 31, 2010 and December 31, 2009 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective fair value of $273 million and $270 million, respectively (comprising approximately 0.4% of the Company’s total fixed maturity investments at March 31, 2010 and December 31, 2009).  The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional asset-backed securities collateralized by sub-prime mortgages at discounted prices.  The Company made no purchases of such securities in the first quarter of 2010.  The Company purchased $74 million of such securities during 2009.  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entity’s requirements for credit score but do not meet the government-sponsored entity’s guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Baa1” and “A3” at March 31, 2010 and December 31, 2009, respectively.

The Company’s real estate investments include warehouses and office buildings and other commercial land and properties that are directly owned.  The carrying value of these investments totaled $851 million and $865 million at March 31, 2010 and December 31, 2009, respectively.

The Company’s other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company’s fixed maturity investments.  While these asset classes have historically provided a higher return than fixed maturities, in the three months ended March 31, 2010 and the year ended December 31, 2009 the returns were significantly lower than in prior periods.  For the first quarter ended March 31, 2009 and, to a lesser extent for the full year ended December 31, 2009, these investments produced negative investment income, reflecting market conditions.  At March 31, 2010 and December 31, 2009, the carrying value of the Company’s other investments was $2.96 billion and $2.95 billion, respectively.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to Reinsurance Recoverables in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	March 31, 2010	December 31, 2009
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$8,035	$8,138
Allowance for uncollectible reinsurance	(482)	(523)
Net reinsurance recoverables	7,553	7,615
Structured settlements	3,432	3,456
Mandatory pools and associations	1,742	1,745
Total reinsurance recoverables	$12,727	$12,816

The $89 million decline in net reinsurance recoverables since December 31, 2009 primarily reflected cash collections.

OUTLOOK

The following discussion provides outlook information for certain key drivers of the Company’s results of operations and capital position.

Premiums.  The Company’s earned premiums are a function of net written premium volume.  Net written premiums comprise both renewal business and new business, including the impact of audit premium adjustments, policy endorsements and mid-term cancellations, and are recognized as earned premium over the life of the underlying policies. When business renews, the amount of net written premiums associated with that business may increase or decrease (renewal premium change) as a result of increases or decreases in rate and/or insured exposures, which the Company considers as a measure of units of exposure.  Net written premiums from both renewal and new business, and therefore earned premiums, are impacted by competitive market conditions and general economic conditions.

The Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain high, generally consistent with recent periods, in each of its business segments.  In the Business Insurance and the Financial, Professional & International Insurance segments, the Company expects renewal premium changes in the remainder of 2010 will be similar to 2009 levels.  With regard to the components comprising renewal premium changes, the Company expects that, to the extent positive rate changes are achieved during the remainder of 2010, those rate changes will be largely offset by a decline in insured exposures.  In the Personal Insurance segment, the Company expects that Agency Automobile renewal premium changes, while positive, will decrease slightly in the remainder of 2010 from 2009 levels.  For its Agency Homeowners’ and Other business, the Company expects renewal premium changes in the remainder of 2010 will remain generally consistent with 2009 levels.

The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business.  While property and casualty insurance market conditions are expected to remain competitive in the remainder of 2010 for new business, the Company believes it is well-positioned to capitalize on new business opportunities as agents, brokers and customers seek to place business with high-quality carriers.  In addition, the Company announced in 2009 that it launched a new distribution channel that markets personal insurance products directly to consumers, which is expected to generate modest growth in premium volume for Personal Insurance in 2010.

While economic conditions have recently improved and U.S. gross domestic product experienced growth in the latter part of 2009, that trend may not continue and the U.S. economy may enter into a “double dip” recession.  Further, if growth continues, it may be at a slow rate for an extended period of time.  In addition, other economic conditions, such as the commercial and residential real estate environment and employment rates, may continue to be weak.  If weak economic conditions persist or deteriorate, low levels of economic activity could impact exposure changes at renewal and our ability to write business at acceptable rates.  Additionally, such low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could adversely impact net written premiums in 2010.  Since earned premiums lag net written premiums, earned premiums could be adversely impacted in the remainder of 2010 and into 2011.

Underwriting Gain/Loss.  The anticipated impact of competitive market conditions and general economic conditions on the Company’s earned premiums, as discussed above, coupled with an expected modest increase in loss costs, will likely result in modestly reduced underwriting profitability during the remainder of 2010, as compared with 2009.  In addition, the Company’s direct to consumer initiative in the Personal Insurance segment, discussed above, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

In recent periods, the Company has experienced net favorable prior year reserve development, driven by better than expected loss experience in all of the Company’s segments for prior loss years.  If better than expected loss experience continues, the Company may recognize additional net favorable prior year reserve development in the remainder of 2010.  However, better than expected loss experience may not continue or may reverse, in which case the Company may recognize no favorable prior year reserve development or may recognize unfavorable prior year reserve development in future periods.  The ongoing review of prior year claim and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods.

Catastrophe losses are inherently unpredictable from year to year, and the Company’s results of operations would be adversely impacted by significant catastrophe losses in the remainder of 2010.

Investments.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively low average effective duration.  The Company’s invested assets at March 31, 2010 totaled $74.04 billion, of which 94% was invested in fixed maturity and short-term securities, with the remaining 6% invested in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships.

Net investment income is a material contributor to the Company’s results of operations.  While investment returns are difficult to predict and inherently uncertain, in the remainder of 2010 the Company expects investment returns for its fixed maturity investment portfolio to be generally consistent with recent periods, and returns for its short-term and non-fixed maturity investment portfolios to remain challenged.  Short-term interest rates are expected to remain at or near historically low levels.  The Company expects investment income in its non-fixed maturity investment portfolio to improve from 2009 levels, which were negative.  However, if general economic conditions and/or capital market conditions deteriorate in the remainder of 2010, the Company could also experience a reduction in net investment income and/or significant realized investment losses, including impairments.

Capital Position.  The Company believes it has a strong capital position and expects to continue its common share repurchase program in the remainder of 2010 as part of its continuing efforts to maximize shareholder value.  During the remainder of 2010, the Company expects to repurchase between $2.1 billion and $2.6 billion of its common shares under its share repurchase authorization.  The actual amount of share repurchases may be materially less and will depend on a variety of factors, including the Company’s earnings, corporate and regulatory requirements, share price, catastrophe losses, strategic initiatives and other market conditions.

The Company had a net after-tax unrealized investment gain of $1.75 billion in its fixed maturity investment portfolio at March 31, 2010.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

Many of the statements in this “Outlook” section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.   Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this report.

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

At March 31, 2010, total cash, short-term invested assets and other readily marketable securities aggregating $3.03 billion were held at the holding company.  The assets held at the holding company are sufficient to meet the holding company’s current liquidity requirements and are almost three times the Company’s target level.  These liquidity requirements primarily include shareholder dividends and debt service.  The Company intends to reduce the amount of holding company liquidity during the remainder of 2010, primarily through common share repurchases, subject to profitability, market conditions and other factors.  The Company has a shelf registration with the Securities and Exchange Commission which permits it to issue securities from time to time.  The Company also has a $1.0 billion line of credit facility with several financial institutions that expires in the second quarter of 2010.  This line of credit also backs up the Company’s $800 million commercial paper program, of which $100 million was outstanding at March 31, 2010.  The Company is not reliant on its commercial paper program to meet its operating cash flow needs.  The Company expects to replace the existing credit agreement with a new credit agreement that could be of a different amount or duration.

The Company currently utilizes uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $458 million to provide much of the capital needed to support its obligations at Lloyd’s.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first three months of 2010 and 2009 totaled $531 million and $813 million, respectively.  Cash flows in the first quarter of 2010 reflected a higher level of catastrophe loss payments, a decline in reinsurance recoveries and lower collected premiums compared with the first quarter of 2009.

Investing Activities

Net cash flows provided by investing activities in the first three months of 2010 totaled $952 million, compared with net cash flows used in investing activities of $583 million in the same period of 2009.  Net cash provided by investing activities in the first quarter of 2010, along with cash flows provided by operating activities, was principally deployed in common share repurchases during the first quarter of 2010.  Fixed maturity securities accounted for the majority of investment purchases, sales and maturities in the first quarters of both years.

The Company’s consolidated total investments at March 31, 2010 decreased by $924 million from year-end 2009, primarily reflecting the impact of $1.4 billion of common share repurchases under the Company’s share repurchase authorization.

The Company’s management of the duration of the fixed maturity investment portfolio generally produces a duration that exceeds the estimated duration of the Company’s net insurance liabilities.  The average duration of fixed maturities and short-term securities was 3.9 (4.2 excluding short-term investments) at both March 31, 2010 and December 31, 2009.

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

Financing Activities

Net cash flows used in financing activities in the first three months of 2010 totaled $1.49 billion, compared with $335 million in the same 2009 period.  The 2010 total primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.  The 2009 total primarily reflected the repayment of debt and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.  On March 3, 2009, the Company’s zero coupon convertible notes with an effective yield of 4.17% and a remaining principal balance of $141 million matured and were fully paid.

Dividends paid to shareholders totaled $168 million and $178 million in the first three months of 2010 and 2009, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On April 23, 2010, the Company announced that it increased its regular quarterly dividend by 9% to $0.36 per share. The increased dividend is payable June 30, 2010 to shareholders of record on June 10, 2010.

On April 15, 2010, the Company’s $250 million, 8.125% senior notes matured and were fully paid from internally-generated funds.

Since May 2006, the Company’s board of directors has approved four common share repurchase authorizations, for a cumulative authorization of up to $16 billion of shares of the Company’s common stock.  Under these authorizations, the most recent of which totaled $6 billion and was approved by the board of directors in October 2009, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s earnings, corporate and regulatory requirements, share price, catastrophe losses, strategic initiatives and other market conditions.  During the three months ended March 31, 2010, the Company repurchased 27.0 million shares under its share repurchase authorization for a total cost of approximately $1.4 billion.  The average cost per share repurchased was $51.88.  At March 31, 2010, the Company had $5.11 billion of capacity remaining under its share repurchase authorization.

The following table summarizes the components of the Company’s capital structure at March 31, 2010 and December 31, 2009.

(in millions)	March 31, 2010	December 31, 2009
Debt:
Short-term	$373	$373
Long-term	6,165	6,165
Net unamortized fair value adjustments and debt issuance costs	(13)	(11)
Total debt	6,525	6,527
Preferred shareholders’ equity	77	79
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	25,323	26,117
Accumulated other changes in equity from nonowner sources	1,271	1,219
Total shareholders’ equity	26,671	27,415
Total capitalization	$33,196	$33,942

The $746 million decrease in total capitalization from December 31, 2009 primarily reflected the impact of common share repurchases under the Company’s share repurchase authorization totaling $1.4 billion and shareholder dividends of $168 million in the first quarter of 2010, partially offset by net income of $647 million.

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	March 31, 2010	December 31, 2009

Total capitalization excluding net unrealized gain on investments	$31,258	$32,081
Net unrealized gain on investments, net of taxes	1,938	1,861
Total capitalization	$33,196	$33,942

Debt-to-total capital ratio	19.7%	19.2%
Debt-to-total capital ratio excluding net unrealized gain on investments	20.9%	20.3%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized investment gain on investments, net of taxes.  Net unrealized investment gains and losses can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s debt-to-total capital ratio of 20.9% at March 31, 2010 calculated on this basis approximated its targeted level.

Catastrophe Reinsurance Coverage

The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to help manage its exposure to losses resulting from catastrophes.  In addition to the coverage provided under this treaty, the Company also utilizes a catastrophe bond program, as well as a Northeast catastrophe reinsurance treaty, to protect against losses resulting from catastrophes in the Northeastern United States.  The Company’s catastrophe reinsurance coverage is described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Claims — Paying Ratings

The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Guarantee Company of Canada and Travelers Insurance Company Limited as of April 23, 2010.  The table also presents S&P’s Lloyd’s Syndicate Assessment rating for Travelers Syndicate Management — Syndicate 5000.  The table presents the position of each rating in the applicable agency’s rating scale.

	A.M. Best		Moody’s		S&P	Fitch
Travelers Reinsurance Pool (a)(b)	A+	(2nd of 16)	Aa2	(3rd of 21)	AA- (4th of 21)	AA (3rd of 21)
Travelers C&S Co. of America	A+	(2nd of 16)	Aa2	(3rd of 21)	AA- (4th of 21)	AA (3rd of 21)
First Floridian Auto and Home Ins. Co.	A-	(4th of 16)		—	—	AA (3rd of 21)
First Trenton Indemnity Company	A	(3rd of 16)		—	—	AA (3rd of 21)
The Premier Insurance Company of Massachusetts	A	(3rd of 16)		—	—	—
Travelers C&S Co. of Europe, Ltd.	A+	(2nd of 16)	Aa2	(3rd of 21)	AA- (4th of 21)	—
Travelers Guarantee Company of Canada	A+	(2nd of 16)		—	—	—
Travelers Insurance Company Limited	A	(3rd of 16)		—	—	—
Travelers Syndicate Management Limited — Syndicate 5000	—			—	3- (9th of 15)	—

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

Debt Ratings

The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries as of April 23, 2010.  The table also presents the position of each rating in the applicable agency’s rating scale.

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

Rating Agency Actions

There were no further rating agency actions taken with respect to the Company from January 1, 2010 through April 23, 2010 beyond that disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill impairments. Except as discussed below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2009.

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line. A portion of the Company’s gross claims and claim adjustment expense reserves (totaling $3.38 billion at March 31, 2010) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2010			December 31, 2009
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,109	$11,210	$17,319	$6,368	$11,542	$17,910
Property	1,008	746	1,754	1,211	771	1,982
Commercial multi-peril	1,919	1,734	3,653	1,878	1,762	3,640
Commercial automobile	2,223	1,196	3,419	2,262	1,294	3,556
Workers’ compensation	9,342	7,183	16,525	9,355	7,122	16,477
Fidelity and surety	608	1,112	1,720	661	1,091	1,752
Personal automobile	1,436	969	2,405	1,457	994	2,451
Homeowners and personal—other	660	838	1,498	633	717	1,350
International and other	2,282	2,194	4,476	2,003	1,933	3,936
Property-casualty	25,587	27,182	52,769	25,828	27,226	53,054
Accident and health	63	9	72	64	9	73
Claims and claim adjustment expense reserves	$25,650	$27,191	$52,841	$25,892	$27,235	$53,127

The $286 million decline in gross claims and claim adjustment expense reserves since December 31, 2009 reflected ongoing claims and claim adjustment expense activity, including losses incurred and payments, as well as favorable prior year reserve development and payments related to operations in runoff, partially offset by $471 million of catastrophe losses incurred during the first quarter of 2010.

Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table above.  Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves.”

OTHER MATTERS

Unresolved Staff Comments

On July 23, 2004, the Company announced that it was seeking guidance from the staff of the Division of Corporation Finance of the SEC with respect to the appropriate purchase accounting treatment for certain second quarter 2004 adjustments totaling $1.63 billion ($1.07 billion after-tax). The Company recorded these adjustments as charges in its consolidated statement of income in the second quarter of 2004. Through an informal comment process, the staff of the Division of Corporation Finance subsequently asked for further information, which the Company provided. Specifically, the staff asked for information concerning the Company’s adjustments to certain of SPC’s insurance reserves and reserves for reinsurance recoverables and premiums due from policyholders, and how those adjustments may relate to SPC’s reserves for periods prior to the merger of SPC and TPC. After reviewing the staff’s questions and comments and discussions with the Company’s independent auditors, the Company continues to believe that its accounting treatment for these adjustments is appropriate. If, however, the staff disagrees, some or all of the adjustments may not be recorded as charges in the Company’s consolidated statement of income, thereby increasing net income for the second quarter and full year 2004 and increasing shareholders’ equity at December 31, 2004 and at the end of each succeeding calendar year through December 31, 2009, and at March 31, 2010, in each case by the approximate after-tax amount of the change. The effect on tangible shareholders’ equity (adjusted for the effects of deferred taxes associated with goodwill and other intangible assets) at each date would not be material.  Increases to goodwill and deferred tax liabilities would be reflected on the Company’s balance sheet at April 1, 2004, either due to purchase accounting or adjustment of SPC’s reserves prior to the merger of SPC and TPC. On May 3, 2006, the Company received a letter from the Division of Enforcement of the SEC (the Division) advising the Company that it is conducting an inquiry relating to the second quarter 2004 adjustments and the April 1, 2004 merger between SPC and TPC.  The Company cooperated with the Division’s requests for information.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Specifically, earnings guidance, statements about the Company’s share repurchase plans (which repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors) and statements about the potential impact of recent or future disruption in the investment markets and other economic conditions on the Company’s investment portfolio and underwriting results, among others, are forward looking, and the Company may make forward-looking statements about, among other things, its results of operations (including, among others, premium volume, premium rates (either for new or renewal business), net and operating income, investment income and performance, return on equity, expected current returns and combined ratio) and financial condition; the sufficiency of the Company’s asbestos and other reserves (including, among others, asbestos claim payment patterns); the impact of emerging claim issues (including, among others, Chinese-made drywall); the cost and availability of reinsurance coverage; catastrophe losses; the impact of investment, economic and underwriting market conditions; and strategic initiatives.  The Company cautions investors that such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

Some of the factors that could cause actual results to differ include, but are not limited to, the following: catastrophe losses could materially and adversely affect the Company’s results of operations, its financial position and/or liquidity, and could adversely impact the Company’s ratings, the Company’s ability to raise capital and the availability and cost of reinsurance; during or following a period of financial market disruption or prolonged economic downturn, the Company’s business could be materially and adversely affected; the Company’s investment portfolio may suffer reduced returns or material losses; if actual claims exceed the Company’s loss reserves, or if changes in the estimated level of loss reserves are necessary, the Company’s financial results could be materially and adversely affected; the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation; the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; the effects of emerging claim and coverage issues on the Company’s business are uncertain; the intense competition that the Company faces could harm its ability to maintain or increase its business volumes and profitability; the Company may not be able to collect all amounts due to it from reinsurers, and reinsurance coverage may not be available to the Company in the future at commercially reasonable rates or at all; the Company is exposed to credit risk in certain of its business operations; the Company’s businesses are heavily regulated and changes in regulation may reduce the Company’s profitability and limit its growth; a downgrade in the Company’s claims-paying and financial strength ratings could adversely impact the Company’s business volumes, adversely impact the Company’s ability to access the capital markets and increase the Company’s borrowing costs; the inability of the Company’s insurance subsidiaries to pay dividends to the Company’s holding company in sufficient amounts would harm the Company’s ability to meet its obligations and to pay future shareholder dividends; disruptions to the Company’s relationships with its independent agents and brokers could adversely affect the Company; the Company’s efforts to develop new products or expand in targeted markets may not be successful and may create enhanced risks; the Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology; if the Company experiences difficulties with technology, data security and/or outsourcing relationships the Company’s ability to conduct its business could be negatively impacted; acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences; the Company is subject to a number of risks associated with its business outside the United States; the Company could be adversely affected if its controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective; the Company’s businesses may be adversely affected if it is unable to hire and retain qualified employees; and loss of or significant restriction on the use of credit scoring in the pricing and underwriting of Personal Insurance products could reduce the Company’s future profitability.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the caption “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s most recent annual report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk components since December 31, 2009.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 18, 2009, the Supreme Court ruled in favor of TPC, reversing the Second Circuit’s February 15, 2008 decision, finding, among other things, that the 1986 Orders are final and generally bar the Statutory and Hawaii actions and substantially all Common Law Claims against TPC.  Further, the Supreme Court ruled that the bankruptcy court had jurisdiction to issue the Clarifying Order.  However, since the Second Circuit had not ruled on certain additional issues, principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues.  On October 21, 2009, all but one of the objectors to the Clarifying Order requested that the Second Circuit dismiss their appeal of the order approving the settlement, and that request was granted.   On March 22, 2010, the Second Circuit issued an opinion in which it found that the notice of the 1986 Orders provided to the remaining objector was insufficient to bar contribution claims by that objector against TPC. On April 5, 2010, TPC filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit, requesting further review of its March 22, 2010 opinion.

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

Other — In addition to those described above, the Company is involved in numerous lawsuits, not involving asbestos and environmental claims, arising mostly in the ordinary course of business operations, either as a liability insurer defending third-party claims brought against policyholders or as an insurer defending claims brought against it relating to coverage or the Company’s business practices. In addition, from time to time, the Company is involved in proceedings addressing disputes with its reinsurers regarding the collection of amounts due under the Company’s reinsurance agreements.  While the ultimate resolution of these legal proceedings could be material to the Company’s results of operations in a future period, in the opinion of the Company’s management, none would likely have a material adverse effect on the Company’s financial position or liquidity.

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

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in Part I, Item 1A of the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and “— Critical Accounting Estimates” herein and in the 2009 Form 10-K.  There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2009 Annual Report on Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2010	January 31, 2010	3,337,406	$49.47	3,289,920	$6,346,901,108
February 1, 2010	February 28, 2010	13,606,199	51.18	12,873,500	5,688,142,484
March 1, 2010	March 31, 2010	10,825,497	53.46	10,821,903	5,109,655,637
Total		27,769,102	$51.86	26,985,323	$5,109,655,637

The Company repurchased 783,779 shares during this three-month period that were not part of the publicly announced share repurchase authorization, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised.  Since May 2006, the Company’s board of directors has approved four common share repurchase authorizations, for a cumulative authorization of up to $16 billion of shares of the Company’s common stock.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    (REMOVED AND RESERVED)

Item 5.    OTHER INFORMATION

All of the Company’s executive officers hold equity in the Company in excess of the required level under the Company’s executive stock ownership policy.  For a summary of this policy as currently in effect, see “Stock Ownership Guidelines” under “Executive Compensation — Compensation Discussion and Analysis” in the Company’s proxy statement filed with the SEC on March 17, 2010.  From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons and may sell shares of common stock of the Company in the open market, in private transactions or to the Company.  To effect such sales, some of the Company’s executives have entered into, and may in the future enter into, trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934.  The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines.  The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

As of March 31, 2010, Jay S. Fishman, Chairman of the Board and Chief Executive Officer, and Jay S. Benet, Vice Chairman and Chief Financial Officer, were the only “named executive officers” (i.e. an executive officer named in the compensation disclosures in the Company’s proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect. The trading plans extend from approximately four to nine months from the date of this report. Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary, and Mr. Benet has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amounts are calculated for purposes of the stock ownership guidelines). See “Executive Compensation—Compensation Discussion and Analysis—Stock Ownership Guidelines” in the Company’s proxy statement filed with the SEC on March 17, 2010.

Item 6.    EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 23, 2010	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman Senior Vice President (Authorized Signatory)

Date: April 23, 2010	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

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

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2010 and 2009; (ii) Consolidated Balance Sheet at March 31, 2010 and December 31, 2009; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2010 and 2009; (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

†                           Filed herewith.

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