Form 10-Q
period 2010-06-30
TRAVELERS COMPANIES, INC.
filed 2010-07-22
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 16, 2010 was 469,989,766.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2010

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues
Premiums	$5,340	$5,353	$10,570	$10,654
Net investment income	762	658	1,515	1,200
Fee income	76	89	155	162
Net realized investment gains (losses)	(31)	13	(6)	(201)
Other revenues	32	49	64	82
Total revenues	6,179	6,162	12,298	11,897

Claims and expenses
Claims and claim adjustment expenses	3,419	3,335	6,807	6,525
Amortization of deferred acquisition costs	950	953	1,879	1,897
General and administrative expenses	832	839	1,679	1,621
Interest expense	97	94	195	186
Total claims and expenses	5,298	5,221	10,560	10,229

Income before income taxes	881	941	1,738	1,668
Income tax expense	211	201	421	266
Net income	$670	$740	$1,317	$1,402

Net income per share
Basic	$1.37	$1.27	$2.63	$2.40
Diluted	$1.35	$1.27	$2.60	$2.38

Weighted average number of common shares outstanding
Basic	484.5	575.8	496.3	580.1
Diluted	490.8	579.8	502.6	584.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$2	$(75)	$1	$(259)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	(6)	45	(15)	45
Other-than-temporary impairment losses	(4)	(30)	(14)	(214)
Other net realized investment gains (losses)	(27)	43	8	13
Net realized investment gains (losses)	$(31)	$13	$(6)	$(201)

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (including $146 and $90 subject to securities lending) (amortized cost $61,561 and $63,311)	$64,891	$65,847
Equity securities, available for sale, at fair value (cost $389 and $373)	585	451
Real estate	846	865
Short-term securities	3,859	4,852
Other investments	2,948	2,950
Total investments	73,129	74,965

Cash	266	255
Investment income accrued	799	825
Premiums receivable	5,840	5,471
Reinsurance recoverables	12,273	12,816
Ceded unearned premiums	848	916
Deferred acquisition costs	1,804	1,758
Deferred tax asset	368	672
Contractholder receivables	5,595	5,797
Goodwill	3,365	3,365
Other intangible assets	543	588
Other assets	2,193	2,132
Total assets	$107,023	$109,560

Liabilities
Claims and claim adjustment expense reserves	$52,271	$53,127
Unearned premium reserves	11,092	10,861
Contractholder payables	5,595	5,797
Payables for reinsurance premiums	467	546
Debt	6,276	6,527
Other liabilities	5,036	5,287
Total liabilities	80,737	82,145

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	72	79
Common stock (1,748.6 shares authorized; 470.8 and 520.3 shares issued and outstanding)	19,884	19,593
Retained earnings	17,285	16,315
Accumulated other changes in equity from nonowner sources	1,690	1,219
Treasury stock, at cost (255.6 and 199.6 shares)	(12,645)	(9,791)
Total shareholders’ equity	26,286	27,415
Total liabilities and shareholders’ equity	$107,023	$109,560

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the six months ended June 30,	2010	2009
Convertible preferred stock—savings plan
Balance, beginning of year	$79	$89
Redemptions during period	(7)	(6)
Balance, end of period	72	83

Common stock
Balance, beginning of year	19,593	19,242
Employee share-based compensation	209	44
Compensation amortization under share-based plans and other changes	82	67
Balance, end of period	19,884	19,353

Retained earnings
Balance, beginning of year	16,315	13,314
Cumulative effect of adoption of updated accounting guidance at April 1, 2009	—	71
Net income	1,317	1,402
Dividends	(345)	(352)
Other	(2)	7
Balance, end of period	17,285	14,442

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	1,219	(900)
Cumulative effect of adoption of updated accounting guidance at April 1, 2009	—	(71)
Change in net unrealized gain (loss) on investment securities:
Having no credit losses recognized in the consolidated statement of income	476	1,026
Having credit losses recognized in the consolidated statement of income	44	53
Net change in unrealized foreign currency translation and other changes	(49)	150
Balance, end of period	1,690	258

Treasury stock (at cost)
Balance, beginning of year	(9,791)	(6,426)
Treasury shares acquired — share repurchase authorization	(2,800)	(750)
Net shares acquired related to employee share-based compensation plans	(54)	(40)
Balance, end of period	(12,645)	(7,216)
Total common shareholders’ equity	26,214	26,837
Total shareholders’ equity	$26,286	$26,920

Common shares outstanding
Balance, beginning of year	520.3	585.1
Treasury shares acquired — share repurchase authorization	(55.0)	(18.5)
Net shares issued under employee share-based compensation plans	5.5	0.9
Balance, end of period	470.8	567.5
Summary of changes in equity from nonowner sources
Net income	$1,317	$1,402
Other changes in equity from nonowner sources, net of tax	471	1,229
Total changes in equity from nonowner sources	$1,788	$2,631

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the six months ended June 30,	2010	2009
Cash flows from operating activities
Net income	$1,317	$1,402
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment losses	6	201
Depreciation and amortization	411	415
Deferred federal income tax expense (benefit)	51	(31)
Amortization of deferred acquisition costs	1,879	1,897
Equity in (income) loss from other investments	(116)	252
Premiums receivable	(382)	(194)
Reinsurance recoverables	528	538
Deferred acquisition costs	(1,930)	(1,945)
Claims and claim adjustment expense reserves	(692)	(351)
Unearned premium reserves	270	227
Other	(291)	(622)
Net cash provided by operating activities	1,051	1,789

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,478	2,389
Proceeds from sales of investments:
Fixed maturities	2,781	1,864
Equity securities	27	31
Real estate	10	—
Other investments	189	140
Purchases of investments:
Fixed maturities	(3,940)	(4,271)
Equity securities	(19)	(18)
Real estate	(8)	(9)
Other investments	(227)	(186)
Net (purchases) sales of short-term securities	1,050	(1,223)
Securities transactions in course of settlement	2	366
Other	(145)	(205)
Net cash provided by (used in) investing activities	2,198	(1,122)

Cash flows from financing activities
Payment of debt	(250)	(141)
Issuance of debt	—	494
Dividends paid to shareholders	(343)	(350)
Issuance of common stock — employee share options	199	28
Treasury stock acquired — share repurchase authorization	(2,804)	(750)
Treasury stock acquired — net employee share-based compensation	(40)	(28)
Excess tax benefits from share-based payment arrangements	5	2
Net cash used in financing activities	(3,233)	(745)
Effect of exchange rate changes on cash	(5)	10
Net increase (decrease) in cash	11	(68)
Cash at beginning of year	255	350
Cash at end of period	$266	$282

Supplemental disclosure of cash flow information
Income taxes paid	$309	$363
Interest paid	$200	$185

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Financial, Professional & International Insurance

The Financial, Professional & International Insurance segment includes surety and management liability coverages, which primarily use credit-based underwriting processes, as well as property and casualty products that are primarily marketed on a domestic basis in the United Kingdom, the Republic of Ireland and Canada, and on an international basis through Lloyd’s.  The segment includes the Bond & Financial Products group as well as the International group.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

2.                                      SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2010
Premiums	$2,663	$855	$1,822	$5,340
Net investment income	537	110	115	762
Fee income	76	—	—	76
Other revenues	7	7	18	32
Total operating revenues (1)	$3,283	$972	$1,955	$6,210
Operating income (1)	$567	$172	$19	$758

2009
Premiums	$2,770	$810	$1,773	$5,353
Net investment income	451	107	100	658
Fee income	89	—	—	89
Other revenues	12	7	21	40
Total operating revenues (1)	$3,322	$924	$1,894	$6,140
Operating income (1)	$560	$133	$88	$781

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                                      SEGMENT INFORMATION, Continued

(for the six months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2010
Premiums	$5,291	$1,679	$3,600	$10,570
Net investment income	1,065	221	229	1,515
Fee income	155	—	—	155
Other revenues	13	13	38	64
Total operating revenues (1)	$6,524	$1,913	$3,867	$12,304
Operating income (1)	$1,134	$258	$78	$1,470

2009
Premiums	$5,527	$1,611	$3,516	$10,654
Net investment income	806	211	183	1,200
Fee income	162	—	—	162
Other revenues	18	13	42	73
Total operating revenues (1)	$6,513	$1,835	$3,741	$12,089
Operating income (1)	$1,107	$281	$242	$1,630

(1)                   Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Revenue reconciliation
Earned premiums
Business Insurance:
Commercial multi-peril	$730	$727	$1,440	$1,445
Workers’ compensation	605	623	1,205	1,256
Commercial automobile	471	490	942	969
Property	423	446	846	892
General liability	433	484	858	966
Other	1	—	—	(1)
Total Business Insurance	2,663	2,770	5,291	5,527

Financial, Professional & International Insurance:
Fidelity and surety	286	252	533	500
General liability	222	233	448	461
International	313	293	631	585
Other	34	32	67	65
Total Financial, Professional & International Insurance	855	810	1,679	1,611

Personal Insurance:
Automobile	921	925	1,825	1,843
Homeowners and other	901	848	1,775	1,673
Total Personal Insurance	1,822	1,773	3,600	3,516
Total earned premiums	5,340	5,353	10,570	10,654
Net investment income	762	658	1,515	1,200
Fee income	76	89	155	162
Other revenues	32	40	64	73
Total operating revenues for reportable segments	6,210	6,140	12,304	12,089
Other revenues	—	9	—	9
Net realized investment gains (losses)	(31)	13	(6)	(201)
Total consolidated revenues	$6,179	$6,162	$12,298	$11,897

Income reconciliation, net of tax
Total operating income for reportable segments	$758	$781	$1,470	$1,630
Interest Expense and Other (1)	(68)	(49)	(149)	(99)
Total operating income	690	732	1,321	1,531
Net realized investment gains (losses)	(20)	8	(4)	(129)
Total consolidated net income	$670	$740	$1,317	$1,402

(1)           The primary component of Interest Expense and Other is after-tax interest expense of $63 million and $61 million for the three months ended June 30, 2010 and 2009, respectively, and $127 million and $121 million for the six months ended June 30, 2010 and 2009, respectively.  The totals for the three months and six months ended June 30, 2009 included benefits of $14 million and $28 million, respectively, from the favorable resolution of various prior year tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	June 30, 2010	December 31, 2009
Asset reconciliation:
Business Insurance	$79,429	$81,705
Financial, Professional & International Insurance	13,931	13,920
Personal Insurance	13,069	13,328
Total assets for reportable segments	106,429	108,953
Other assets (1)	594	607
Total consolidated assets	$107,023	$109,560

(1)                   The primary components of other assets at both dates were other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2010, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,053	$111	$—	$2,164
Obligations of states, municipalities and political subdivisions	39,090	2,149	17	41,222
Debt securities issued by foreign governments	1,742	61	1	1,802
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4,612	277	79	4,810
All other corporate bonds	14,023	889	61	14,851
Redeemable preferred stock	41	2	1	42
Total	$61,561	$3,489	$159	$64,891

	Amortized	Gross Unrealized		Fair
(at December 31, 2009, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,490	$85	$1	$2,574
Obligations of states, municipalities and political subdivisions	39,459	1,915	41	41,333
Debt securities issued by foreign governments	1,912	48	3	1,957
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5,182	190	165	5,207
All other corporate bonds	14,221	623	116	14,728
Redeemable preferred stock	47	2	1	48
Total	$63,311	$2,863	$327	$65,847

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at June 30, 2010, in millions)	Cost	Gains	Losses	Value
Common stock	$198	$161	$6	$353
Non-redeemable preferred stock	191	49	8	232
Total	$389	$210	$14	$585

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

		Gross Unrealized		Fair
(at December 31, 2009, in millions)	Cost	Gains	Losses	Value
Common stock	$175	$46	$2	$219
Non-redeemable preferred stock	198	48	14	232
Total	$373	$94	$16	$451

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at June 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized losses by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at June 30, 2010, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$50	$—	$—	$—	$50	$—
Obligations of states, municipalities and political subdivisions	1,309	8	160	9	1,469	17
Debt securities issued by foreign governments	56	—	43	1	99	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	104	1	806	78	910	79
All other corporate bonds	536	19	505	42	1,041	61
Redeemable preferred stock	5	1	3	—	8	1
Total fixed maturities	2,060	29	1,517	130	3,577	159
Equity securities
Common stock	55	6	7	—	62	6
Non-redeemable preferred stock	13	—	89	8	102	8
Total equity securities	68	6	96	8	164	14
Total	$2,128	$35	$1,613	$138	$3,741	$173

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2009, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,018	$1	$—	$—	$1,018	$1
Obligations of states, municipalities and political subdivisions	1,901	24	250	17	2,151	41
Debt securities issued by foreign governments	282	3	—	—	282	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	313	4	988	161	1,301	165
All other corporate bonds	1,079	22	1,100	94	2,179	116
Redeemable preferred stock	6	1	3	—	9	1
Total fixed maturities	4,599	55	2,341	272	6,940	327
Equity securities
Common stock	59	1	17	1	76	2
Non-redeemable preferred stock	9	—	83	14	92	14
Total equity securities	68	1	100	15	168	16
Total	$4,667	$56	$2,441	$287	$7,108	$343

The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at June 30, 2010, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$1	$—	$—	$21	$22
Other	1	—	—	23	24
Total fixed maturities	2	—	—	44	46
Equity securities	6	—	—	—	6
Total	$8	$—	$—	$44	$52

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—	—
Debt securities issued by foreign governments	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1	7	2	58
All other corporate bonds	—	16	5	72
Redeemable preferred stock	—	—	—	—
Total fixed maturities	1	23	7	130
Equity securities
Common stock	1	—	2	15
Non-redeemable preferred stock	—	5	—	64
Total equity securities	1	5	2	79
Other investments	2	2	5	5
Total	$4	$30	$14	$214

In the second quarter of 2009, the Company adopted updated accounting guidance that changed the reporting of other-than-temporary impairments (OTTI).  As a result, the credit component of OTTI on fixed maturities was reported separately effective April 1, 2009, the date of adoption.

The following tables present a roll-forward of the credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the other-than-temporary impairment was recognized in accumulated other changes in equity from nonowner sources for the periods April 1 through June 30, 2010 and 2009, and January 1, 2010 through June 30, 2010:

April 1, 2010 through June 30, 2010 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$47	$—	$1	$(3)	$—	$45
All other corporate bonds	92	—	—	(7)	—	85
Total fixed maturities	$139	$—	$1	$(10)	$—	$130

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

January 1, 2010 through June 30, 2010 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$46	$—	$2	$(3)	$—	$45
All other corporate bonds	93	—	2	(11)	1	85
Total fixed maturities	$139	$—	$4	$(14)	$1	$130

April 1, 2009 through June 30, 2009 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$13	$2	$5	$—	$—	$20
All other corporate bonds	82	4	9	—	—	95
Total fixed maturities	$95	$6	$14	$—	$—	$115

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.              FAIR VALUE MEASUREMENTS, Continued

Valuation of Investments Reported at Fair Value in Financial Statements

The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated, willing parties, i.e., not in a forced transaction.  The estimated fair value of a financial instrument may differ from the amount that could be realized if the security was sold in an immediate sale, e.g., a forced transaction.  Additionally, the valuation of fixed maturity investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur.

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

Equities — Public Common and Preferred

For public common and preferred stocks, the Company receives prices from a nationally recognized pricing service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1.  The estimated fair value of stocks having transfer restrictions that expire within one year was determined by adjusting the observed market price of the securities for a liquidity discount which takes into consideration the restrictions that existed at June 30, 2010 and is based on market observable inputs.  As a result of adjusting the market price to reflect the impact of the transfer restrictions on estimated fair value, the Company discloses these holdings in Level 2.  Infrequently, current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company.  In these instances, the Company receives an estimate of fair value from the pricing service that provides fair value estimates for the Company’s fixed maturities. The service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed maturities. The Company includes the fair value estimate for these non-redeemable preferred stocks in the amount disclosed in Level 2.

Other Investments

Common Stock with Transfer Restrictions and Other

The estimated fair value of stocks having transfer restrictions that expire after one year was determined using the same methodology described above, and is disclosed in Level 2.  The Company holds investments in non-public common and preferred equity securities, with a fair value estimate of $48 million at June 30, 2010, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at June 30, 2010 in the amount disclosed in Level 3. The Company holds investments in various publicly-traded securities which are reported in other investments.  The $38 million fair value of these investments at June 30, 2010 is disclosed in Level 1.  These investments include securities in the Company’s trading portfolio ($20 million), mutual funds ($16 million) and other small holdings ($2 million).

Derivatives

The Company holds non-public warrants in a public company and has convertible bonds containing embedded conversion options that are valued separately from the host bond contract.  The Company estimates fair value for the warrants using an option pricing model with observable market inputs.  Because the warrants are not market traded and information concerning market participants is not available, the Company includes the fair value estimate of $70 million at June 30, 2010 in the amount disclosed in Level 3 - other investments.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at June 30, 2010 and December 31, 2009.

(at June 30, 2010, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,164	$2,147	$17	$—
Obligations of states, municipalities and political subdivisions	41,222	—	41,113	109
Debt securities issued by foreign governments	1,802	—	1,802	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4,810	—	4,809	1
All other corporate bonds	14,851	—	14,733	118
Redeemable preferred stock	42	41	1	—
Total fixed maturities	64,891	2,188	62,475	228
Equity securities
Common stock	353	231	122	—
Non-redeemable preferred stock	232	141	91	—
Total equity securities	585	372	213	—
Other investments (1)	272	38	116	118
Total	$65,748	$2,598	$62,804	$346

(1)           The amount in Level 3 includes $70 million of non-public stock purchase warrants of a publicly-held company.

The Company did not have significant transfers between Levels 1 and 2 during the six months ended June 30, 2010.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

The following tables present the changes in the Level 3 fair value category during the three months and six months ended June 30, 2010, and the twelve months ended December 31, 2009.

Three Months Ended June 30, 2010 (in millions)	Fixed Maturities	Other Investments	Total

Balance at March 31, 2010	$250	$138	$388
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses) (1)	1	(16)	(15)
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	9	(1)	8
Purchases, sales and settlements/maturities:
Purchases	10	—	10
Sales	(1)	(3)	(4)
Settlements/maturities	(17)	—	(17)
Gross transfers into Level 3	3	—	3
Gross transfers out of Level 3	(27)	—	(27)
Balance at June 30, 2010	$228	$118	$346

Amount of total realized investment losses for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$(14)	$(14)

(1)      Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

Six Months Ended June 30, 2010 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2009	$240	$154	$394
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses) (1)	2	(25)	(23)
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	11	(3)	8
Purchases, sales and settlements/maturities:
Purchases	25	—	25
Sales	(7)	(8)	(15)
Settlements/maturities	(22)	—	(22)
Gross transfers into Level 3	7	—	7
Gross transfers out of Level 3	(28)	—	(28)
Balance at June 30, 2010	$228	$118	$346

Amount of total realized investment losses for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$(24)	$(24)

(1)      Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

Twelve Months Ended December 31, 2009 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2008	$154	$311	$465
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses) (1)	(5)	(4)	(9)
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	11	73	84
Purchases, sales and settlements/maturities:
Purchases	128	4	132
Sales	(12)	—	(12)
Settlements/maturities	(18)	—	(18)
Gross transfers into Level 3	9	—	9
Gross transfers out of Level 3	(27)	(230)	(257)
Balance at December 31, 2009	$240	$154	$394

Amount of total realized investment gains for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$7	$7

(1)                   Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2010 or twelve months ended December 31, 2009.

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

The carrying values of $614 million and $629 million of financial instruments classified as other assets approximated their fair values at June 30, 2010 and December 31, 2009, respectively. The carrying values of $3.54 billion and $3.89 billion of financial instruments classified as other liabilities at June 30, 2010 and December 31, 2009, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

The carrying value and fair value of the Company’s debt at June 30, 2010 were $6.28 billion and $6.76 billion, respectively. The respective totals at December 31, 2009 were $6.53 billion and $6.82 billion.  The Company utilized a pricing service to estimate fair value measurements for approximately 96% of its debt, other than commercial paper, at each of June 30, 2010 and December 31, 2009.  The pricing service utilized market quotations for debt that has quoted prices in active markets.  For the small amount of the Company’s debt securities for which a pricing service is not used, the Company utilized pricing estimates from a nationally recognized broker/dealer to estimate fair value.  If estimates of fair value are unavailable from the pricing service or the broker/dealer, the Company produced an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs.

The fair value of commercial paper included in debt outstanding at June 30, 2010 and December 31, 2009 approximated its book value because of its short-term nature.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                                      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at June 30, 2010 and December 31, 2009:

(in millions)	June 30, 2010	December 31, 2009
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	557
Personal Insurance	613	613
Other	27	27
Total	$3,365	$3,365

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class at June 30, 2010 and December 31, 2009:

(at June 30, 2010, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization
Customer-related	$935	$754	$181
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	45	146
Total intangible assets subject to amortization	1,126	799	327
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,342	$799	$543

(at December 31, 2009, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization
Customer-related	$935	$722	$213
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	32	159
Total intangible assets subject to amortization	1,126	754	372
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,342	$754	$588

(1)          The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                                      GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Customer-related	$15	$17	$32	$38
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	6	7	13	14
Total amortization expense	$21	$24	$45	$52

Intangible asset amortization expense is estimated to be $41 million for the remainder of 2010, $69 million in 2011, $52 million in 2012, $45 million in 2013 and $43 million in 2014.

6.                                      DEBT

On April 15, 2010, the Company’s $250 million, 8.125% senior notes matured and were fully paid from internally-generated funds.

On June 10, 2010, the Company entered into a three-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its five-year, $1.0 billion credit agreement that expired on that date.  Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth (generally defined as shareholders’ equity plus certain trust preferred and mandatorily convertible securities, reduced for goodwill and other intangible assets).  That threshold is adjusted downward by an amount equal to 70% of the aggregate amount of common stock repurchased by the Company after March 31, 2010, up to a maximum deduction of $1.75 billion.  The threshold was $15.12 billion at June 30, 2010, and will decline to a minimum of $14.35 billion during the term of the credit agreement, subject to the Company repurchasing an additional $1.10 billion of its common stock.  The Company must also maintain a ratio of total debt to the sum of total debt plus consolidated net worth of not greater than 0.40 to 1.00.  In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company’s voting stock and certain changes in the composition of the Company’s board of directors.  At June 30, 2010, the Company was in compliance with these covenants.  Generally, the cost of borrowing under this agreement will range from LIBOR plus 100 basis points to LIBOR plus 175 basis points depending on the Company’s credit ratings.  At June 30, 2010, that cost would have been LIBOR plus 125 basis points, had there been any amounts outstanding under the credit agreement.

7.                                      SHARE REPURCHASE AUTHORIZATION

Since May 2006, the Company’s board of directors has approved four common share repurchase authorizations, for a cumulative authorization of up to $16 billion of shares of the Company’s common stock.  Under these authorizations, the most recent of which totaled $6 billion and was approved by the board of directors in October 2009, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, catastrophe losses, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  During the three months and six months ended June 30, 2010, the Company repurchased 28.0 million and 55.0 million shares, respectively, under its share repurchase authorization, for a total cost of approximately $1.40 billion and $2.80 billion, respectively.  The average cost per share repurchased was $50.07 and $50.96, respectively.  At June 30, 2010, the Company had $3.71 billion of capacity remaining under the share repurchase authorization.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                                      CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, after-tax)	2010	2009	2010	2009

Net income	$670	$740	$1,317	$1,402
Change in net unrealized gain (loss) on investment securities:
Having no credit losses recognized in the consolidated statement of income	422	339	476	1,026
Having credit losses recognized in the consolidated statement of income	21	53	44	53
Other changes	(24)	169	(49)	150
Total changes in equity from nonowner sources	$1,089	$1,301	$1,788	$2,631

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                                      EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2010	2009	2010	2009

Basic
Net income, as reported	$670	$740	$1,317	$1,402
Preferred stock dividends	—	(1)	(1)	(2)
Participating share-based awards — allocated income	(5)	(5)	(10)	(10)
Net income available to common shareholders — basic	$665	$734	$1,306	$1,390

Diluted
Net income available to common shareholders	$665	$734	$1,306	$1,390
Effect of dilutive securities:
Convertible preferred stock	—	1	1	2
Zero coupon convertible notes	—	—	—	1
Net income available to common shareholders — diluted	$665	$735	$1,307	$1,393

Common shares
Basic
Weighted average shares outstanding	484.5	575.8	496.3	580.1

Diluted
Weighted average shares outstanding	484.5	575.8	496.3	580.1
Weighted average effects of dilutive securities:
Stock options and performance shares	4.5	1.9	4.5	1.9
Convertible preferred stock	1.8	2.1	1.8	2.1
Zero coupon convertible notes	—	—	—	0.8
Total	490.8	579.8	502.6	584.9

Net Income per Common Share
Basic	$1.37	$1.27	$2.63	$2.40
Diluted	$1.35	$1.27	$2.60	$2.38

10.                               SHARE-BASED INCENTIVE COMPENSATION

The following presents information for fully vested stock option awards at June 30, 2010:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	22,145,303	$46.17	2.3 Years	$102
Exercisable at end of period	18,526,354	$46.08	2.8 Years	$90

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                               SHARE-BASED INCENTIVE COMPENSATION, Continued

The total compensation cost recognized in earnings for all share-based incentive compensation awards was $29 million and $28 million for the three months ended June 30, 2010 and 2009, respectively, and $71 million and $65 million for the six months ended June 30, 2010 and 2009, respectively.  The related tax benefit recognized in the consolidated statement of income was $10 million and $9 million for the three months ended June 30, 2010 and 2009, respectively, and $25 million and $22 million for the six months ended June 30, 2010 and 2009, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2010 was $162 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2009 was $111 million, which was expected to be recognized over a weighted-average period of 1.7 years.

11.                               PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2010	2009	2010	2009

Net Periodic Benefit Cost:
Service cost	$24	$20	$—	$—
Interest cost on benefit obligation	32	32	3	5
Expected return on plan assets	(46)	(44)	—	(1)
Amortization of unrecognized:
Prior service benefit	(1)	(2)	—	—
Net actuarial loss	15	6	—	—
Net expense	$24	$12	$3	$4

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2010	2009	2010	2009

Net Periodic Benefit Cost:
Service cost	$48	$40	$—	$—
Interest cost on benefit obligation	64	63	7	9
Expected return on plan assets	(92)	(87)	—	(1)
Amortization of unrecognized:
Prior service benefit	(2)	(3)	—	—
Net actuarial loss	30	11	—	—
Net expense	$48	$24	$7	$8

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

Asbestos- and Environmental-Related Proceedings

In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation, including, among others, the litigation described below.  The Company continues to be subject to aggressive asbestos-related litigation.  The conditions surrounding the final resolution of these claims and the related litigation continue to change.  The Company is defending asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain.  In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.

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

On June 18, 2009, the Supreme Court ruled in favor of TPC, reversing the Second Circuit’s February 15, 2008 decision, finding, among other things, that the 1986 Orders are final and generally bar the Statutory and Hawaii actions and substantially all Common Law Claims against TPC.  Further, the Supreme Court ruled that the bankruptcy court had jurisdiction to issue the Clarifying Order.  However, since the Second Circuit had not ruled on certain additional issues, principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues.  On October 21, 2009, all but one of the objectors to the Clarifying Order requested that the Second Circuit dismiss their appeal of the order approving the settlement, and that request was granted.  On March 22, 2010, the Second Circuit issued an opinion in which it found that the notice of the 1986 Orders provided to the remaining objector was insufficient to bar contribution claims by that objector against TPC. On April 5, 2010, TPC filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit, requesting further review of its March 22, 2010 opinion, which was denied on May 25, 2010.  TPC presently intends to file a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s March 22, 2010 opinion.

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests. These commitments were $1.26 billion and $1.32 billion at June 30, 2010 and December 31, 2009, respectively.

Guarantees

The Company has contingent obligations for guarantees related to letters of credit, issuance of debt securities, certain investments, third-party loans related to certain investments and various indemnifications, including those related to the sale of business entities.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.  At June 30, 2010, the maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $84 million, approximately $40 million of which would be recoverable from a third party.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, although in some cases there may be other agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of business entities that are quantifiable was $1.34 billion at June 30, 2010, of which $11 million was recognized on the balance sheet at that date.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.20 billion at June 30, 2010.

Prior to the merger between TPC and SPC, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary, Travelers Insurance Group Holdings, Inc. (TIGHI). The Travelers Companies, Inc. has fully and unconditionally guaranteed such guarantee obligations of TPC. TPC is deemed to have no assets or operations independent of TIGHI. Consolidating financial information for TIGHI has not been presented herein because such financial information would be substantially the same as the financial information provided for TPC.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,610	$1,730	$—	$—	$5,340
Net investment income	517	242	3	—	762
Fee income	76	—	—	—	76
Net realized investment gains (losses)	8	(25)	(14)	—	(31)
Other revenues	27	5	—	—	32
Total revenues	4,238	1,952	(11)	—	6,179
Claims and expenses
Claims and claim adjustment expenses	2,277	1,142	—	—	3,419
Amortization of deferred acquisition costs	629	321	—	—	950
General and administrative expenses	566	264	2	—	832
Interest expense	19	—	78	—	97
Total claims and expenses	3,491	1,727	80	—	5,298
Income (loss) before income taxes	747	225	(91)	—	881
Income tax expense (benefit)	176	66	(31)	—	211
Equity in net income of subsidiaries	—	—	730	(730)	—
Net income	$571	$159	$670	$(730)	$670

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$2	$—	$—	$—	$2
Portion of losses recognized in accumulated other changes in equity from nonowner sources	(4)	(2)	—	—	(6)
Other-than-temporary impairment losses	(2)	(2)	—	—	(4)
Other net realized investment gains (losses)	10	(23)	(14)	—	(27)
Net realized investment gains (losses)	$8	$(25)	$(14)	$—	$(31)

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,628	$1,725	$—	$—	$5,353
Net investment income	424	227	7	—	658
Fee income	90	(1)	—	—	89
Net realized investment gains (losses)	18	(5)	—	—	13
Other revenues	41	9	—	(1)	49
Total revenues	4,201	1,955	7	(1)	6,162
Claims and expenses
Claims and claim adjustment expenses	2,221	1,114	—	—	3,335
Amortization of deferred acquisition costs	635	318	—	—	953
General and administrative expenses	569	266	4	—	839
Interest expense	19	—	76	(1)	94
Total claims and expenses	3,444	1,698	80	(1)	5,221
Income (loss) before income taxes	757	257	(73)	—	941
Income tax expense (benefit)	170	55	(24)	—	201
Equity in net income of subsidiaries	—	—	789	(789)	—
Net income	$587	$202	$740	$(789)	$740

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(49)	$(26)	$—	$—	$(75)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	28	17	—	—	45
Other-than-temporary impairment losses	(21)	(9)	—	—	(30)
Other net realized investment gains	39	4	—	—	43
Net realized investment gains (losses)	$18	$(5)	$—	$—	$13

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$7,133	$3,437	$—	$—	$10,570
Net investment income	1,036	473	6	—	1,515
Fee income	155	—	—	—	155
Net realized investment gains (losses)	29	(11)	(24)	—	(6)
Other revenues	55	9	—	—	64
Total revenues	8,408	3,908	(18)	—	12,298
Claims and expenses
Claims and claim adjustment expenses	4,502	2,305	—	—	6,807
Amortization of deferred acquisition costs	1,245	634	—	—	1,879
General and administrative expenses	1,140	531	8	—	1,679
Interest expense	37	—	158	—	195
Total claims and expenses	6,924	3,470	166	—	10,560
Income (loss) before income taxes	1,484	438	(184)	—	1,738
Income tax expense (benefit)	347	115	(41)	—	421
Equity in net income of subsidiaries	—	—	1,460	(1,460)	—
Net income	$1,137	$323	$1,317	$(1,460)	$1,317

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$5	$(4)	$—	$—	$1
Portion of losses recognized in accumulated other changes in equity from nonowner sources	(10)	(5)	—	—	(15)
Other-than-temporary impairment losses	(5)	(9)	—	—	(14)
Other net realized investment gains (losses)	34	(2)	(24)	—	8
Net realized investment gains (losses)	$29	$(11)	$(24)	$—	$(6)

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$7,215	$3,439	$—	$—	$10,654
Net investment income	755	432	13	—	1,200
Fee income	163	(1)	—	—	162
Net realized investment losses	(88)	(80)	(33)	—	(201)
Other revenues	71	12	—	(1)	82
Total revenues	8,116	3,802	(20)	(1)	11,897
Claims and expenses
Claims and claim adjustment expenses	4,357	2,168	—	—	6,525
Amortization of deferred acquisition costs	1,268	629	—	—	1,897
General and administrative expenses	1,060	551	10	—	1,621
Interest expense	37	—	150	(1)	186
Total claims and expenses	6,722	3,348	160	(1)	10,229
Income (loss) before income taxes	1,394	454	(180)	—	1,668
Income tax expense (benefit)	301	80	(115)	—	266
Equity in net income of subsidiaries	—	—	1,467	(1,467)	—
Net income	$1,093	$374	$1,402	$(1,467)	$1,402

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(158)	$(101)	$—	$—	$(259)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	28	17	—	—	45
Other-than-temporary impairment losses	(130)	(84)	—	—	(214)
Other net realized investment gains (losses)	42	4	(33)	—	13
Net realized investment losses	$(88)	$(80)	$(33)	$—	$(201)

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At June 30, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (including $146 subject to securities lending) (amortized cost $61,561)	$44,166	$20,713	$12	$—	$64,891
Equity securities, available for sale, at fair value (cost $389)	193	339	53	—	585
Real estate	1	845	—	—	846
Short-term securities	1,094	375	2,390	—	3,859
Other investments	1,887	990	71	—	2,948
Total investments	47,341	23,262	2,526	—	73,129
Cash	109	156	1	—	266
Investment income accrued	539	260	—	—	799
Premiums receivable	3,865	1,975	—	—	5,840
Reinsurance recoverables	8,031	4,242	—	—	12,273
Ceded unearned premiums	621	227	—	—	848
Deferred acquisition costs	1,549	255	—	—	1,804
Deferred tax asset	208	107	53	—	368
Contractholder receivables	4,195	1,400	—	—	5,595
Goodwill	2,411	954	—	—	3,365
Other intangible assets	341	202	—	—	543
Investment in subsidiaries	—	—	29,025	(29,025)	—
Other assets	1,895	285	60	(47)	2,193
Total assets	$71,105	$33,325	$31,665	$(29,072)	$107,023
Liabilities
Claims and claim adjustment expense reserves	$34,197	$18,074	$—	$—	$52,271
Unearned premium reserves	7,518	3,574	—	—	11,092
Contractholder payables	4,195	1,400	—	—	5,595
Payables for reinsurance premiums	250	217	—	—	467
Debt	1,193	9	5,121	(47)	6,276
Other liabilities	3,754	1,019	263	—	5,036
Total liabilities	51,107	24,293	5,384	(47)	80,737
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	—	—	72	—	72
Common stock (1,748.6 shares authorized; 470.8 shares issued and outstanding)	—	391	19,884	(391)	19,884
Additional paid-in capital	11,207	6,959	—	(18,166)	—
Retained earnings	7,207	1,001	17,280	(8,203)	17,285
Accumulated other changes in equity from nonowner sources	1,584	681	1,690	(2,265)	1,690
Treasury stock, at cost (255.6 shares)	—	—	(12,645)	—	(12,645)
Total shareholders’ equity	19,998	9,032	26,281	(29,025)	26,286
Total liabilities and shareholders’ equity	$71,105	$33,325	$31,665	$(29,072)	$107,023

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

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,137	$323	$1,317	$(1,460)	$1,317
Net adjustments to reconcile net income to net cash provided by operating activities	(164)	(494)	2,434	(2,042)	(266)
Net cash provided by (used in) operating activities	973	(171)	3,751	(3,502)	1,051

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,540	928	10	—	2,478
Proceeds from sales of investments:
Fixed maturities	1,647	1,134	—	—	2,781
Equity securities	19	8	—	—	27
Real estate	—	10	—	—	10
Other investments	136	53	—	—	189
Purchases of investments:
Fixed maturities	(2,432)	(1,508)	—	—	(3,940)
Equity securities	(1)	(18)	—	—	(19)
Real estate	—	(8)	—	—	(8)
Other investments	(133)	(94)	—	—	(227)
Net sales (purchases) of short-term securities	1,147	432	(529)	—	1,050
Securities transactions in course of settlement	6	(4)	—	—	2
Other	(143)	(2)	—	—	(145)
Net cash provided by (used in) investing activities	1,786	931	(519)	—	2,198

Cash flows from financing activities
Payment of debt	—	—	(250)	—	(250)
Dividends paid to shareholders	—	—	(343)	—	(343)
Issuance of common stock — employee share options	—	—	199	—	199
Treasury shares acquired — share repurchase authorization	—	—	(2,804)	—	(2,804)
Treasury shares acquired — net employee share-based compensation	—	—	(40)	—	(40)
Excess tax benefits from share-based payment arrangements	—	—	5	—	5
Dividends paid to parent company	(2,782)	(721)	—	3,503	—
Capital contributions and loans between subsidiaries	—	—	1	(1)	—
Net cash used in financing activities	(2,782)	(721)	(3,232)	3,502	(3,233)

Effect of exchange rate changes on cash	—	(5)	—	—	(5)
Net increase (decrease) in cash	(23)	34	—	—	11
Cash at beginning of year	132	122	1	—	255
Cash at end of period	$109	$156	$1	$—	$266
Supplemental disclosure of cash flow information
Income taxes paid (received)	$235	$119	$(45)	$—	$309
Interest paid	$36	$—	$164	$—	$200

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,093	$374	$1,402	$(1,467)	$1,402
Net adjustments to reconcile net income to net cash provided by operating activities	22	270	527	(432)	387
Net cash provided by operating activities	1,115	644	1,929	(1,899)	1,789

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,262	1,107	20	—	2,389
Proceeds from sales of investments:
Fixed maturities	737	1,123	4	—	1,864
Equity securities	2	29	—	—	31
Other investments	116	24	—	—	140
Purchases of investments:
Fixed maturities	(1,955)	(2,316)	—	—	(4,271)
Equity securities	—	(18)	—	—	(18)
Real estate	—	(9)	—	—	(9)
Other investments	(114)	(72)	—	—	(186)
Net sales (purchases) of short-term securities	(254)	236	(1,205)	—	(1,223)
Securities transactions in course of settlement	352	14	—	—	366
Other	(197)	(8)	—	—	(205)
Net cash provided by (used in) investing activities	(51)	110	(1,181)	—	(1,122)

Cash flows from financing activities
Payment of debt	—	—	(141)	—	(141)
Issuance of debt	—	—	494	—	494
Dividends paid to shareholders	—	—	(350)	—	(350)
Issuance of common stock — employee share options	—	—	28	—	28
Treasury shares acquired — share repurchase authorization	—	—	(750)	—	(750)
Treasury shares acquired — net employee share-based compensation	—	—	(28)	—	(28)
Excess tax benefits from share-based payment arrangements	—	—	2	—	2
Dividends paid to parent company	(1,086)	(814)	—	1,900	—
Capital contributions and loans between subsidiaries	—	—	1	(1)	—
Net cash used in financing activities	(1,086)	(814)	(744)	1,899	(745)

Effect of exchange rate changes on cash	—	10	—	—	10
Net increase (decrease) in cash	(22)	(50)	4	—	(68)
Cash at beginning of year	183	167	—	—	350
Cash at end of period	$161	$117	$4	$—	$282
Supplemental disclosure of cash flow information
Income taxes paid (received)	$421	$41	$(99)	$—	$363
Interest paid	$36	$—	$149	$—	$185

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

FINANCIAL HIGHLIGHTS

2010 Second Quarter Consolidated Results of Operations

•                   Net income of $670 million, or $1.37 per share basic and $1.35 per share diluted

•                   Net earned premiums of $5.34 billion

•                   Catastrophe losses of $439 million pretax ($285 million after-tax)

•                   Pretax net favorable prior year reserve development of $384 million ($251 million after-tax)

•                   GAAP combined ratio of 95.2%

•                   Pretax net investment income of $762 million ($617 million after-tax)

2010 Second Quarter Consolidated Financial Condition

•                   Total investments of $73.13 billion; fixed maturities and short-term securities comprise 94% of total investments

•                   Total assets of $107.02 billion

•                   Total debt of $6.28 billion, resulting in a debt-to-total capital ratio of 19.3% (20.8% excluding net unrealized investment gains (losses), net of tax)

•                   Repurchased 28.0 million common shares for total cost of $1.40 billion under share repurchase authorization

•                   Shareholders’ equity of $26.29 billion; book value per common share of $55.67, up 18% from June 30, 2009

•                   Holding company liquidity of $2.40 billion

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2010	2009	2010	2009

Revenues
Premiums	$5,340	$5,353	$10,570	$10,654
Net investment income	762	658	1,515	1,200
Fee income	76	89	155	162
Net realized investment gains (losses)	(31)	13	(6)	(201)
Other revenues	32	49	64	82
Total revenues	6,179	6,162	12,298	11,897

Claims and expenses
Claims and claim adjustment expenses	3,419	3,335	6,807	6,525
Amortization of deferred acquisition costs	950	953	1,879	1,897
General and administrative expenses	832	839	1,679	1,621
Interest expense	97	94	195	186
Total claims and expenses	5,298	5,221	10,560	10,229

Income before income taxes	881	941	1,738	1,668
Income tax expense	211	201	421	266
Net income	$670	$740	$1,317	$1,402

Net income per share
Basic	$1.37	$1.27	$2.63	$2.40
Diluted	$1.35	$1.27	$2.60	$2.38

GAAP combined ratio
Loss and loss adjustment expense ratio	63.3%	61.4%	63.6%	60.5%
Underwriting expense ratio	31.9	31.8	32.2	31.4
GAAP combined ratio	95.2%	93.2%	95.8%	91.9%
Incremental impact of direct to consumer initiative on GAAP combined ratio	0.6%	0.6%	0.6%	0.6%

The Company’s discussions of net income and segment operating income included in the following discussion are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $1.35 in the second quarter of 2010 increased by 6% over the same period of 2009, despite a decline in reported net income, reflecting the favorable impact of common share repurchases over the previous twelve months.  Net income of $670 million in the second quarter of 2010 decreased by $70 million from the same period of 2009, primarily reflecting the impact of an increase in catastrophe losses and net realized investment losses (compared with net realized gains in the second quarter of 2009), partially offset by increases in net investment income and net favorable prior year reserve development.  Catastrophe losses in the second quarters of 2010 and 2009 totaled $439 million and $200 million, respectively. Net favorable prior year reserve development in the second quarters of 2010 and 2009 totaled $384 million and $261 million, respectively.  Net income in the second quarter of 2009 also reflected a reduction in income tax expense of $19 million resulting from the favorable resolution of various prior year tax matters and a $26 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in 2008.

Diluted net income per share of $2.60 in the first six months of 2010 increased by 9% over the same period of 2009, despite a decline in reported net income, also reflecting the favorable impact of common share repurchases over the previous twelve months.  Net income of $1.32 billion in the first six months of 2010 was $85 million lower than in the same period of 2009, primarily reflecting the impact of an increase in catastrophe losses, partially offset by a decline in net realized investment losses and increases in net investment income and net favorable prior year reserve development.  Catastrophe losses in the first six months of 2010 and 2009 totaled $910 million and $283 million, respectively. Net favorable prior year reserve development in the first six months of 2010 and 2009 totaled $678 million and $519 million, respectively.  Net income in the first six months of 2009 also reflected a reduction in income tax expense of $88 million resulting from the favorable resolution of various prior year tax matters and an $87 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in 2008.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2010 totaled $5.34 billion, a decrease of $13 million, or less than 1%, from the same 2009 period.  Through the first six months of 2010, earned premiums of $10.57 billion were $84 million, or 1%, lower than the same 2009 period.  In the Business Insurance segment, earned premiums in the second quarter and first six months of 2010 declined 4% from the respective periods of 2009 despite strong business retention levels.  The declines were primarily attributable to reduced insured exposures due to lower levels of economic activity.  In the Financial, Professional & International Insurance segment, the 6% and 4% increases in earned premiums over the second quarter and first six months of 2009, respectively, were primarily attributable to lower reinsurance costs and changes in the structure of reinsurance coverage, as well as increased business volume in the International group over the preceding twelve months.  Favorable foreign currency exchange rates also contributed to earned premium growth in both periods of 2010.  In the Personal Insurance segment, earned premium growth of 3% and 2% over the second quarter and first six months of 2009, respectively, reflected continued strong business retention rates, renewal price increases and growth in new business volumes during the preceding twelve months.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009

Average investments (a)	$71,294	$72,589	$71,987	$72,713
Pretax net investment income	762	658	1,515	1,200
After-tax net investment income	617	547	1,227	1,021
Average pretax yield (b)	4.3%	3.6%	4.2%	3.3%
Average after-tax yield (b)	3.5%	3.0%	3.4%	2.8%

(a)                  Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses.

Net investment income of $762 million in the second quarter of 2010 was $104 million, or 16%, higher than in the same period of 2009.  Non-fixed maturity investments generated net investment income of $89 million in the second quarter of 2010, compared with negative net investment income of $33 million in the second quarter of 2009.  This increase was partially offset by a slight decline in investment income from fixed maturity investments, driven by lower long-term reinvestment interest rates available for maturing securities and lower short-term interest rates.  In the first six months of 2010, net investment income of $1.52 billion was $315 million, or 26%, higher than in the same period of 2009, driven by the same factors described above for the second quarter increase in net investment income.  Non-fixed maturity investments generated net investment income of $155 million in the first six months of 2010, compared with negative net investment income of $208 million in the same period of 2009.  The increase in net investment income from non-fixed maturity investments in 2010 reflected improved investment market conditions.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $13 million and $7 million declines in fee income in the second quarter and first six months of 2010, respectively, compared with the same periods of 2009 are described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$2	$(75)	$1	$(259)
Portion of losses recognized in accumulated other changes in equity from nonowner sources	(6)	45	(15)	45
Other-than-temporary impairment losses	(4)	(30)	(14)	(214)
Other net realized investment gains (losses)	(27)	43	8	13
Net realized investment gains (losses)	$(31)	$13	$(6)	$(201)

Other-Than-Temporary Impairment Losses on Investments — In the second quarter of 2010, impairments included in net income totaled $4 million.  In the second quarter of 2009, impairments included in net income totaled $30 million.  Impairments in the fixed maturity portfolio in the second quarter of 2009 totaled $23 million, which included $7 million of impairments related to structured mortgage securities, $13 million related to various issuers’ deteriorated financial position and $3 million related to securities with respect to which the Company had the intent to sell.  Impairments in the second quarter of 2009 also included $5 million related to equity investments and $2 million related to other investments.  The majority of equity impairments in the second quarter of 2009 were related to issuers in the financial industry.

Through the first six months of 2010, impairment losses included in net income totaled $14 million.  In the first six months of 2009, impairments included in net income totaled $214 million.  Impairments in the fixed maturity portfolio in the first six months of 2009 totaled $130 million, which included $58 million of impairments related to structured mortgage securities, $60 million related to various issuers’ deteriorated financial position and $12 million with respect to which the Company had the intent to sell.  Impairments in the first six months of 2009 also included $79 million related to equity investments and $5 million related to other investments.  The majority of equity impairments in the first six months of 2009 were related to issuers in the financial industry.

Other Net Realized Investment Gains (Losses) — Other net realized investment losses in the second quarter of 2010 totaled $27 million, which included $26 million of net realized investment losses related to U.S. Treasury futures contracts which are used to shorten the duration of the Company’s fixed maturity portfolio, $14 million of net realized investment losses related to the Company’s holdings of stock purchase warrants of a publicly held company, and $8 million of net realized investment losses related to foreign currency exchange. These net realized investment losses were partially offset by $18 million of net realized investment gains related to fixed maturity investments and $3 million of net realized gains related to equity and other investments.  In the second quarter of 2009, other net realized investment gains totaled $43 million, which included $25 million of net realized investment gains related to U.S. Treasury futures contracts, net realized investment gains of $21 million related to fixed maturity investments, $12 million of net investment losses related to foreign currency exchange rates and $9 million of net investment gains related to the sales of equity securities and other investments.

Through the first six months of 2010, other net realized investment gains totaled $8 million, which included $46 million of net realized investment gains related to fixed maturity investments and $19 million of net realized investment gains related to equity securities and other investments.  These net realized investment gains were partially offset by $33 million of net realized investment losses related to U.S. Treasury futures contracts and $24 million of net realized investment losses related to the Company’s holdings of stock purchase warrants of a publicly-held company.  Other net realized investment gains for the first six months of 2009 were $13 million, which included the net realized investment gains and losses described above in the second quarter of 2009, and also included $32 million of net realized losses related to the Company’s holdings of stock purchase warrants of a publicly-held company.

Claims and Expenses

Claims and claim adjustment expenses totaled $3.42 billion in the second quarter of 2010, $84 million, or 3%, higher than in the second quarter 2009.  The 2010 total included $439 million of catastrophe losses and $384 million of net favorable prior year reserve development, whereas the 2009 second quarter total included $200 million of catastrophe losses and $261 million of net favorable prior year reserve development.  The 2010 total also reflected a decline in non-catastrophe weather-related losses, primarily in the Personal Insurance segment.  Catastrophe losses in the second quarters of 2010 and 2009 primarily resulted from numerous wind and hail storms, as well as flooding.

In the first six months of 2010, claims and claim adjustment expenses totaled $6.81 billion, an increase of $282 million, or 4%, over the total in the same period of 2009. The 2010 total included $910 million of catastrophe losses and $678 million of net favorable prior year reserve development, whereas the comparable 2009 total included $283 million of catastrophe losses and $519 million of net favorable prior year reserve development.  In addition to the storms and flooding described above in the second quarter, catastrophe losses in the first six months of 2010 also included losses from severe winter storms in the first quarter of the year.

The Business Insurance segment accounted for the majority of net favorable prior year reserve development in the second quarter and first six months of 2010, driven by better than expected loss results in the property, workers’ compensation and commercial automobile product lines for recent accident years.  In addition, better than expected loss results in this segment in recent years resulted in a favorable re-estimation of reserves for unallocated loss adjustment expenses in the second quarter of 2010.  In the Financial, Professional & International Insurance segment, the Bond & Financial Products group and the International group both recorded net favorable prior year reserve development in the second quarter and first six months of 2010.  The Personal Insurance segment also experienced a small amount of net favorable prior year reserve development in the second quarter and first six months of 2010, primarily in various property coverages.

The Company’s three business segments each experienced net favorable prior year reserve development in the second quarter and first six months of 2009.  The majority of net favorable prior year reserve development occurred in the Business Insurance segment, resulting from better than expected loss development primarily for recent accident years in the general liability, commercial multi-peril, property and commercial automobile product lines, and in the Personal Insurance segment, primarily due to favorable loss experience related to Hurricanes Katrina and Ike.

Factors contributing to net favorable prior year reserve development in each segment are discussed in more detail in the segment discussions that follow.

The amortization of deferred acquisition costs totaled $950 million in the second quarter of 2010, slightly lower than in the same period of 2009.  In the first six months of 2010, the amortization of deferred acquisition costs totaled $1.88 billion, 1% lower than in the same period of 2009.  The declines in both periods of 2010 were consistent with the decline in earned premiums.

General and administrative expenses totaled $832 million in the second quarter of 2010, a decrease of $7 million, or 1%, from the total in the same period of 2009.  The decrease in 2010 was concentrated in the Business Insurance segment, primarily reflecting declines in advertising and compensation expenses, as well as lower expenses related to operations in runoff.  In the first six months of 2010, general and administrative expenses totaled $1.68 billion, an increase of $58 million, or 4%, over the same period of 2009, primarily reflecting the impact of the 2009 second quarter and year-to-date reductions of $26 million and $87 million, respectively, in the estimate of property windpool assessments related to Hurricane Ike due to a decline in estimated insurance industry losses related to Hurricane Ike.

Interest Expense

Interest expense of $97 million in the second quarter of 2010 was $3 million higher than in the same period of 2009.  In the first six months of 2010, interest expense totaled $195 million, an increase of $9 million, or 5%, over interest expense of $186 million in the same period of 2009.  The increases in both periods of 2010 primarily reflected higher average levels of debt outstanding.

GAAP Combined Ratio

The consolidated GAAP combined ratio of 95.2% in the second quarter of 2010 was 2.0 points higher than the consolidated GAAP combined ratio of 93.2% in the same 2009 period.  The consolidated loss and loss adjustment expense ratio of 63.3% in the second quarter of 2010 was 1.9 points higher than the loss and loss adjustment expense ratio of 61.4% in the same 2009 period.  Catastrophe losses accounted for 8.2 points of the 2010 second quarter loss and loss adjustment expense ratio, whereas the 2009 second quarter loss and loss adjustment expense ratio included a 3.7 point impact from catastrophe losses. The 2010 and 2009 second quarter loss and loss adjustment expense ratios included 7.2 point and 4.9 point benefits from net favorable prior year reserve development, respectively.

The consolidated GAAP combined ratio of 95.8% in the first six months of 2010 was 3.9 points higher than the consolidated GAAP combined ratio of 91.9% in the same 2009 period.  The consolidated loss and loss adjustment expense ratio of 63.6% in the first six months of 2010 was 3.1 points higher than the loss and loss adjustment expense ratio of 60.5% in the same 2009 period.  Catastrophe losses accounted for 8.6 points of the 2010 loss and loss adjustment expense ratio, whereas the 2009 loss and loss adjustment expense ratio included a 2.7 point impact from catastrophe losses.  The 2010 and 2009 loss and loss adjustment expense ratios included 6.4 point and 4.9 point benefits from net favorable prior year reserve development, respectively.

The loss and loss adjustment expense ratios excluding catastrophe losses and prior year reserve development for the second quarter and first six months of 2010 were 0.3 points and 1.3 points lower, respectively, than the 2009 ratios on the same basis.  The improvement in the adjusted year-to-date 2010 loss ratio was concentrated in the Personal Insurance segment and reflected earned rate increases modestly outpacing loss cost trends, as well as a decline in non-catastrophe weather-related losses.  The consolidated loss ratios reported in the second quarter and first six months of 2009 did not reflect the favorable re-estimation of the 2009 loss and loss adjustment expense ratio (primarily in the Business Insurance segment) that occurred in the second half of 2009.

The underwriting expense ratio of 31.9% for the second quarter of 2010 was 0.1 points higher than the second quarter 2009 underwriting expense ratio of 31.8%.  Through the first six months of 2010, the underwriting expense ratio of 32.2% was 0.8 points higher than the underwriting expense ratio of 31.4% in the same period of 2009.  The second quarter and year-to-date 2009 underwriting expense ratios reflected 0.5 point and 0.8 point benefits, respectively, resulting from the $26 million and $87 million reductions, respectively, in the estimate of property windpool assessments related to Hurricane Ike.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Business Insurance	$2,996	$3,046	$6,114	$6,340
Financial, Professional & International Insurance	915	975	1,813	1,817
Personal Insurance	2,063	1,948	3,850	3,675
Total	$5,974	$5,969	$11,777	$11,832

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Business Insurance	$2,795	$2,813	$5,629	$5,776
Financial, Professional & International Insurance	889	914	1,570	1,477
Personal Insurance	2,004	1,878	3,740	3,555
Total	$5,688	$5,605	$10,939	$10,808

Gross written premiums in the second quarter of 2010 increased slightly over the same 2009 period and net written premiums increased 1% over the second quarter of 2009.  The increases in both gross and net written premiums in the second quarter of 2010 were concentrated in the Personal Insurance segment, partially offset by declines in the Business Insurance segment due to lower levels of economic activity in recent quarters that impacted exposure changes at renewal, audit premium adjustments, policy endorsements and mid-term cancellations, as well as declines in the Financial, Professional & International Insurance segment.  New business volume declined from the second quarter of 2009, as modest growth in the Personal Insurance segment was more than offset by declines in new business volume in the Business Insurance and Financial, Professional & International Insurance segments.  Retention rates remained high across all business segments.  The impact of renewal rate changes on premiums remained positive in the Personal Insurance and Financial, Professional & International Insurance segments, but was flat in the Business Insurance segment.

In the first six months of 2010, gross written premiums decreased by less than 1%, whereas net written premiums increased by 1%, over the same period of 2009.  The difference in changes between gross and net written premiums in the first six months of 2010 was concentrated in the Financial, Professional & International Insurance segment, largely due to lower reinsurance costs and changes in the structure of the Company’s reinsurance during the first quarter that directionally aligned retentions in the Company’s International business with its U.S. practices.  The impact of new business volume, retention rates and renewal rate changes on net written premiums for the first six months of 2010 was consistent with that described above for the second quarter.

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

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009

Revenues
Earned premiums	$2,663	$2,770	$5,291	$5,527
Net investment income	537	451	1,065	806
Fee income	76	89	155	162
Other revenues	7	12	13	18
Total revenues	$3,283	$3,322	$6,524	$6,513

Total claims and expenses	$2,529	$2,587	$5,018	$5,121

Operating income	$567	$560	$1,134	$1,107

Loss and loss adjustment expense ratio	59.5%	57.6%	59.1%	57.7%
Underwriting expense ratio	32.3	32.2	32.5	31.7
GAAP combined ratio	91.8%	89.8%	91.6%	89.4%

Overview

Operating income of $567 million in the second quarter of 2010 was $7 million, or 1%, higher than in the same period of 2009.  In the first six months of 2010, operating income totaled $1.13 billion, an increase of $27 million, or 2%, over the same period of 2009.  For both periods of 2010, increases in net investment income and net favorable prior year reserve development were largely offset by an increase in catastrophe losses.  In addition, operating income in the second quarter and first six months of 2009 included benefits of $3 million and $41 million, respectively, from the favorable resolution of various prior year tax matters, and $12 million and $38 million reductions, respectively, in the estimate of property windpool assessments related to Hurricane Ike.  Catastrophe losses in the second quarter and first six months of 2010 totaled $179 million and $314 million, respectively, compared with $59 million and $71 million in the respective periods of 2009.  Net favorable prior year reserve development in the second quarter and first six months of 2010 totaled $303 million and $545 million, respectively.  Net favorable prior year reserve development totaled $216 million and $398 million in the respective periods of 2009, respectively.

Earned Premiums

Earned premiums of $2.66 billion in the second quarter of 2010 decreased $107 million, or 4%, from the same period of 2009.  In the first six months of 2010, earned premiums of $5.29 billion were also 4% lower than in the same period of 2009.  The declines in both periods of 2010 were primarily attributable to reduced insured exposures due to lower levels of economic activity.

Net Investment Income

Net investment income in the second quarter and first six months of 2010 increased by $86 million and $259 million, respectively, over the same periods of 2009.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the second quarter and first six months of 2010 decreased by $13 million and $7 million from the respective 2009 periods, primarily reflecting lower serviced premium and claim volume due to the de-population of workers’ compensation residual market pools, the impact of both lower claim volume and lower loss costs (as fees are based either on the number of claims serviced or as a percentage of losses) driven by workers’ compensation reforms and overall lower claim frequency.  Lower new business volume due to lower levels of economic activity and increased competition also contributed to the lack of growth in fee income in recent quarters.

Claims and Expenses

Claims and claim adjustment expenses in the second quarter of 2010 totaled $1.62 billion, a decrease of $23 million, or 1%, from the same 2009 period.  Claims and claim adjustment expenses in the first six months of 2010 totaled $3.20 billion, a decrease of $58 million, or 2%, from the same 2009 period.  Net favorable prior year reserve development in the second quarter and first six months of 2010 totaled $303 million and $545 million, respectively, compared with net favorable prior year reserve development of $216 million and $398 million in the respective periods of 2009.  Catastrophe losses in the second quarter and first six months of 2010 totaled $179 million and $314 million, respectively, compared with $59 million and $71 million in the respective periods of 2009.  Catastrophe losses in the second quarter and first six months of both 2010 and 2009 primarily resulted from numerous wind and hail storms, as well as flooding.  Catastrophe losses in the first six months of 2010 also included losses from severe winter storms in the first quarter of the year.

Net favorable prior year reserve development in the second quarter and first six months of 2010 was driven by better than expected loss results in the property, workers’ compensation and commercial automobile product lines for recent accident years.  In addition, better than expected loss results in this segment in recent years resulted in a favorable re-estimation of reserves for unallocated loss adjustment expenses in the second quarter of 2010.  The property product line improvement primarily occurred in the 2009 accident year as a result of better than expected claim emergence trends in the Industry-Focused Underwriting and Target Risk Underwriting groups.  Net favorable prior year reserve development in the workers’ compensation product line was concentrated in the 2006-2009 accident years and resulted from lower than expected claim frequency for the 2009 accident year and better than expected loss emergence for the prior periods.  The Company believes that the improvement in the commercial automobile product line, which occurred primarily in the 2009 accident year, resulted from the economic downturn causing fewer vehicles to be on the road and driving fewer miles, leading to lower than expected frequency and severity of losses.  The net favorable prior year reserve development in these product lines was partially offset by a $35 million increase to environmental reserves recorded in the second quarter of 2010, which is discussed in further detail in the “Environmental Claims and Litigation” section herein.

Net favorable prior year reserve development in the second quarter and first six months of 2009 was driven by better than expected loss results primarily concentrated in the general liability, commercial multi-peril, property and commercial automobile product lines for recent accident years.  The general liability and commercial multi-peril product lines experienced better than anticipated loss development that was attributable to several factors, including what the Company believes to be improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.  The property product line improvement primarily occurred in the latter part of the 2008 accident year as a result of better than expected claim emergence trends.  The commercial automobile line of business experienced better than expected loss development that was attributable to what the Company believes was more favorable legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology.  The net favorable prior year reserve development in these product lines was partially offset by a $70 million increase to environmental reserves recorded in the second quarter of 2009.

The amortization of deferred acquisition costs totaled $439 million and $864 million in the second quarter and first six months of 2010, respectively, 2% and 4% lower, respectively, than in the respective periods of 2009.  The declines in both periods of 2010 were consistent with the declines in earned premiums.

General and administrative expenses in the second quarter of 2010 totaled $469 million, $24 million lower than in the same period of 2009.  In the first six months of 2010, general and administrative expenses of $950 million were $10 million lower than the total in the same period of 2009.  The 2009 second quarter and six-month totals included $12 million and $38 million reductions, respectively, in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in 2008.  Adjusting for those reductions in 2009, general and administrative expenses in the second quarter and first six months of 2010 were $36 million and $48 million lower, respectively, than in the same periods of 2009, primarily reflecting lower advertising and compensation expenses, as well as lower expense related to operations in runoff.

GAAP Combined Ratio

The GAAP combined ratio of 91.8% in the second quarter of 2010 was 2.0 points higher than the GAAP combined ratio of 89.8% in the same 2009 period.  The loss and loss adjustment expense ratio of 59.5% in the second quarter of 2010 was 1.9 points higher than the comparable second quarter 2009 ratio of 57.6%, primarily due to an increase in catastrophe losses.  Catastrophe losses in the second quarters of 2010 and 2009 accounted for 6.7 points and 2.1 points of the loss and loss adjustment expense ratio, respectively.  Net favorable prior year reserve development provided 11.3 point and 7.8 point benefits to the loss and loss adjustment expense ratio in the second quarters of 2010 and 2009, respectively.  The 2010 second quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 0.8 points higher than the 2009 ratio on the same basis, primarily reflecting reduced underwriting margins related to pricing and loss cost trends.

The GAAP combined ratio of 91.6% in the first six months of 2010 was 2.2 points higher than the GAAP combined ratio of 89.4% in the same 2009 period.  In the first six months of 2010, the loss and loss adjustment expense ratio of 59.1% was 1.4 points higher than the 2009 ratio of 57.7%.  Catastrophe losses in the first six months of 2010 and 2009 accounted for 6.0 points and 1.3 points of the loss and loss adjustment expense ratio, respectively.  Net favorable prior year reserve development provided 10.3 point and 7.2 point benefits to the loss and loss adjustment expense ratio in the first six months of 2010 and 2009, respectively.  The loss and loss adjustment expense ratio in the first six months of 2010 excluding catastrophe losses and prior year reserve development was 0.2 points lower than the 2009 ratio on the same basis.  The loss ratio reported in the second quarter and first six months of 2009 did not reflect the favorable re-estimation of the 2009 loss and loss adjustment expense ratio that occurred in the second half of 2009.

The underwriting expense ratio of 32.3% for the second quarter of 2010 was 0.1 points higher than the second quarter 2009 underwriting expense ratio of 32.2%.  In the first six months of 2010, the underwriting expense ratio of 32.5% was 0.8 points higher than the underwriting expense ratio of 31.7% in the same 2009 period.  The underwriting expense ratios in the second quarter and first six months of 2009 included 0.4 point and 0.7 point benefits, respectively, from the reduction in the estimate of windpool assessments described above.  Adjusting for these factors in 2009, the underwriting expense ratios for the second quarter and first six months of 2010 were 0.3 points lower and 0.1 points higher, respectively, than the 2009 underwriting expense ratios.  The improvement in the second quarter 2010 adjusted expense ratio reflected the decline in expenses described above.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Select Accounts	$720	$741	$1,430	$1,479
Commercial Accounts	614	603	1,364	1,357
National Accounts	250	303	577	712
Industry-Focused Underwriting	588	587	1,203	1,247
Target Risk Underwriting	572	559	1,073	1,076
Specialized Distribution	247	247	463	470
Total Business Insurance Core	2,991	3,040	6,110	6,341
Business Insurance Other	5	6	4	(1)
Total Business Insurance	$2,996	$3,046	$6,114	$6,340

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Select Accounts	$716	$732	$1,418	$1,463
Commercial Accounts	581	564	1,287	1,274
National Accounts	194	227	420	486
Industry-Focused Underwriting	584	581	1,153	1,198
Target Risk Underwriting	469	458	881	880
Specialized Distribution	247	247	462	469
Total Business Insurance Core	2,791	2,809	5,621	5,770
Business Insurance Other	4	4	8	6
Total Business Insurance	$2,795	$2,813	$5,629	$5,776

In Business Insurance Core, gross written premiums in the second quarter of 2010 decreased by 2% from the second quarter of 2009, and net written premiums decreased by 1% from the second quarter of 2009.  In the first six months of 2010, gross written premiums decreased by 4% from the same period of 2009, and net written premiums decreased 3% from the first six months of 2009.  The decline in gross and net written premiums in both periods of 2010 was driven in large part by lower levels of economic activity in recent quarters that impacted exposure changes at renewal, audit premium adjustments, policy endorsements and mid-term cancellations.  The difference in rates of decline between gross and net written premiums in both periods of 2010 was concentrated in Residual Markets within National Accounts.  A significant portion of gross written premiums for products offered by Residual Markets is ceded to other insurers and residual market pools.  As a result, the decline in gross written premiums did not have a proportional impact on net written premiums.

Select Accounts.  Net written premiums of $716 million in the second quarter of 2010 declined 2% from the same period of 2009.  In the first six months of 2010, net written premiums of $1.42 billion were 3% lower than in the same 2009 period.  The declines in 2010 were primarily due to reduced insured exposures driven by lower levels of economic activity.  Business retention rates remained strong, but declined from the prior year periods.  Renewal premium changes were positive in the second quarter and first six months of 2010 and increased over the same periods of 2009, reflecting positive renewal rate changes.  New business volume in 2010 declined from the second quarter and first six months of 2009, driven by lower business volumes from larger risks where marketplace competition remains high.

Commercial Accounts.  Net written premiums of $581 million in the second quarter of 2010 increased 3% over the prior year quarter.  In the first six months of 2010, net written premiums of $1.29 billion were 1% higher than in the same period of 2009.  The increases were primarily driven by slightly positive renewal premium changes in both periods of 2010, as renewal rate changes remained positive.  Insured exposures in the second quarter of 2010 were level with the same period of 2009.  Through the first six months of 2010, insured exposures declined from the same period of 2009, driven by lower levels of economic activity. Business retention rates in the second quarter and first six months of 2010 remained strong and were consistent with the prior year periods.  New business levels in the second quarter of 2010 declined from the same 2009 period; however, through the first six months of 2010, new business levels were consistent with the same period of 2009.

National Accounts. Net written premiums of $194 million in the second quarter of 2010 decreased 15% from the prior year quarter.  In the first six months of 2010, net written premiums of $420 million were 14% lower than in the same period of 2009.  The declines in 2010 were due to reduced insurance exposures driven by lower levels of economic activity and lower new business volume in the current year, as well as a higher level of prior year premium adjustments booked in 2009 than in 2010.

Industry-Focused Underwriting.  Net written premiums of $584 million in the second quarter of 2010 increased slightly over the same 2009 period. In the first six months of 2010, net written premiums of $1.15 billion declined 4% from the same period of 2009.  The decline in year-to-date premium volume was concentrated in the Oil & Gas, Construction and Technology business units, reflecting market conditions in these industries.

Target Risk Underwriting.  Net written premiums of $469 million in the second quarter of 2010 were 2% higher than in the prior year quarter.  In the first six months of 2010, net written premiums of $881 million were level with the same period of 2009.  Premium volume in the Excess Casualty business unit increased in the second quarter and first six months of 2010 as compared to the same periods of 2009.

Specialized Distribution. Net written premiums of $247 million in the second quarter of 2010 were level with the same period of 2009.  In the first six months of 2010, net written premiums of $462 million were 1% lower than in the same period of 2009.

Financial, Professional & International Insurance

The Financial, Professional & International Insurance segment includes surety and management liability coverages, which primarily use credit-based underwriting processes, as well as property and casualty products that are primarily marketed on a domestic basis in the United Kingdom, the Republic of Ireland and Canada, and on an international basis through Lloyd’s.  The segment includes the Bond & Financial Products group as well as the International group.

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009

Revenues
Earned premiums	$855	$810	$1,679	$1,611
Net investment income	110	107	221	211
Other revenues	7	7	13	13
Total revenues	$972	$924	$1,913	$1,835

Total claims and expenses	$715	$739	$1,533	$1,465

Operating income	$172	$133	$258	$281

Loss and loss adjustment expense ratio	48.1%	54.4%	55.1%	54.5%
Underwriting expense ratio	35.2	36.5	35.9	36.0
GAAP combined ratio	83.3%	90.9%	91.0%	90.5%

Overview

Operating income of $172 million in the second quarter of 2010 was $39 million, or 29%, higher than in the prior year quarter, primarily reflecting an increase in net favorable prior year reserve development.  In the first six months of 2010, operating income of $258 million was $23 million, or 8%, lower than the same 2009 period, primarily driven by an increase in catastrophe losses, partially offset by an increase in net favorable prior year reserve development.  Net favorable prior year reserve development totaled $72 million and $106 million in the second quarter and first six months of 2010, respectively, compared with $11 million and $23 million in the respective periods of 2009.  Catastrophe losses in the first six months of 2010 totaled $89 million, which primarily resulted from an earthquake in Chile during the first quarter.  Catastrophe losses in the same period of 2009 totaled $2 million.

Earned Premiums

Earned premiums of $855 million and $1.68 billion in the second quarter and first six months of 2010, respectively, increased 6% and 4% over the respective prior year periods, primarily attributable to lower reinsurance costs and the impact of changes in the structure of the Company’s reinsurance during the first quarter that directionally aligned retentions in the Company’s International business with its U.S. practices.  Increased business volume in the International group and the favorable impact of foreign currency exchange rates also contributed to earned premium growth in both periods of 2010.

Net Investment Income

Net investment income in the second quarter and first six months of 2010 increased by $3 million and $10 million, respectively, over the same periods of 2009.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the second quarter and first six months of 2010 compared with the same periods of 2009.

Claims and Expenses

Claims and claim adjustment expenses in the second quarter of 2010 totaled $414 million, a decrease of $28 million, or 7%, from the same 2009 period, primarily reflecting an increase in net favorable prior year reserve development, partially offset by the impact of an increase in business volume in the International group.  Net favorable prior year reserve development totaled $72 million and $11 million in the second quarters of 2010 and 2009, respectively.  The majority of net favorable prior year reserve development in the second quarter of 2010 occurred in the Bond & Financial Products group and was related to better than expected results for recent accident years for the directors & officers and errors & omissions lines of business, and favorable loss experience in the surety line of business.  Several product lines in the International group’s United Kingdom operations also experienced net favorable prior year reserve development in the second quarter of 2010.  Catastrophe losses in the second quarter of 2010 totaled $3 million, compared with $2 million in the same 2009 period.

In the first six months of 2010, claims and claim adjustment expenses totaled $930 million, an increase of $46 million, or 5%, over the same 2009 period.  The increase primarily reflected an increase in catastrophe losses, increased business volume in the International group and the unfavorable impact of foreign currency exchange rates, partially offset by an increase in net favorable prior year reserve development.  Catastrophe losses totaled $89 million in the first six months of 2010, compared with $2 million in the same period of 2009.  The earthquake in Chile in the first quarter accounted for the majority of catastrophe losses in 2010.  Net favorable prior year reserve development in the first six months of 2010 and 2009 totaled $106 million and $23 million, respectively.  The 2010 total was driven by the same factors described above for the second quarter, as well as net favorable prior year reserve development in several lines of business at Lloyd’s in the first quarter of the year.

The amortization of deferred acquisition costs totaled $153 million in the second quarter of 2010, 2% higher than in the same period of 2009.  In the first six months of 2010, the amortization of deferred acquisition costs totaled $306 million, 3% higher than in the same period of 2009.  The increases were consistent with the increases in earned premiums in 2010.  General and administrative expenses in the second quarter and first six months of 2010 totaled $148 million and $297 million, respectively, compared with $146 million and $284 million in the respective periods of 2009.  The increase in the year-to-date total primarily reflected an increase in employee-related costs in the International group.

GAAP Combined Ratio

The GAAP combined ratio of 83.3% in the second quarter of 2010 was 7.6 points lower than the GAAP combined ratio of 90.9% in the same 2009 period.  The loss and loss adjustment expense ratio of 48.1% in the second quarter of 2010 was 6.3 points lower than the 2009 ratio of 54.4%.  The 2010 ratio included an 8.4 point benefit from net favorable prior year reserve development and a 0.4 point impact from catastrophe losses, whereas the 2009 ratio included a 1.4 point benefit from net favorable prior year reserve development and a 0.2 point impact from catastrophe losses.  Excluding catastrophe losses and prior year reserve development, the loss and loss adjustment expense ratio for the second quarter of 2010 was 0.5 points higher than the second quarter 2009 ratio on the same basis.

The GAAP combined ratio of 91.0% in the first six months of 2010 was 0.5 points higher than the GAAP combined ratio of 90.5% in the same 2009 period.  In the first six months of 2010, the loss and loss adjustment expense ratio of 55.1% was 0.6 points higher than the ratio of 54.5% in the same period of 2009. The 2010 ratio included a 6.3 point benefit from net favorable prior year reserve development and a 5.3 point impact from catastrophes, whereas the 2009 ratio included a 1.5 point benefit from net favorable prior year reserve development and a 0.1 point impact from catastrophe losses.  The loss and loss adjustment expense ratio in the first six months of 2010 excluding catastrophe losses and prior year reserve development was 0.2 points higher than the 2009 ratio on the same basis.

The underwriting expense ratio of 35.2% in the second quarter of 2010 was 1.3 points lower than in the same period of 2009.  The underwriting expense ratio of 35.9% for the first six months of 2010 was 0.1 point lower than the underwriting expense ratio in the same period of 2009.  The decreases in 2010 reflected the benefit of the increase in earned premiums resulting from the reinsurance changes described above.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Bond & Financial Products	$527	$569	$1,056	$1,094
International	388	406	757	723
Total Financial, Professional & International Insurance	$915	$975	$1,813	$1,817

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Bond & Financial Products	$559	$558	$921	$892
International	330	356	649	585
Total Financial, Professional & International Insurance	$889	$914	$1,570	$1,477

The Financial, Professional & International Insurance segment’s gross written premiums of $915 million in the second quarter of 2010 decreased 6% from the same period of 2009, whereas net written premiums of $889 million decreased 3% from the second quarter of 2009.  Net written premiums for the Bond & Financial Products group exceeded gross written premiums for the second quarter of 2010 primarily due to a reduction in surety reinsurance costs associated with prior year reinsurance treaties.  The decline in net written premium volume in the second quarter of 2010 was driven by the International group and was primarily the result of underwriting actions taken and the competitive marketplace at Lloyd’s and in the United Kingdom and Ireland.  In the Bond & Financial Products group, net written premiums in the second quarter of 2010 were virtually level with the prior year quarter, as a reduction in surety reinsurance costs discussed above was offset by premium declines in the Public Company Liability and Professional Liability business units.  Through the first six months of 2010, gross written premiums of $1.81 billion were slightly lower than in the same period of 2009, whereas net written premiums of $1.57 billion increased 6% over the same period of 2009.  The growth in net written premiums in the first six months of 2010 was largely due to lower reinsurance costs in the Bond & Financial Products group and the International group, and changes in the structure of the Company’s reinsurance that directionally aligned retentions in the Company’s International business with its U.S. practices.

In the Bond & Financial Products group (excluding the surety line of business, for which the following are not relevant measures), business retention rates in the second quarter and first six months of 2010 remained strong but declined slightly from the same 2009 periods primarily due to continued underwriting actions in the Professional Liability business unit.  Renewal premium changes in the second quarter and first six months of 2010 were slightly negative, primarily reflecting reduced insured exposures due to underwriting actions taken and lower levels of economic activity.  New business volume in the second quarter and first six months of 2010 declined from the same 2009 periods, which reflected increased business opportunities in 2009 due to market disruption and increasingly competitive market conditions in 2010.  For the International group (also excluding the surety line of business), business retention rates in the second quarter and first six months of 2010 were consistent with the same periods of 2009, while new business volume declined from the same periods of 2009.  Renewal price changes were slightly negative in the second quarter of 2010, but positive for the first six months of 2010.

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

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2010	2009	2010	2009

Revenues
Earned premiums	$1,822	$1,773	$3,600	$3,516
Net investment income	115	100	229	183
Other revenues	18	21	38	42
Total revenues	$1,955	$1,894	$3,867	$3,741

Total claims and expenses	$1,952	$1,788	$3,799	$3,437

Operating income	$19	$88	$78	$242

Loss and loss adjustment expense ratio	76.0%	70.5%	74.3%	67.6%
Underwriting expense ratio	29.9	29.1	30.0	28.8
GAAP combined ratio	105.9%	99.6%	104.3%	96.4%
Incremental impact of direct to consumer initiative on GAAP combined ratio	1.9%	1.9%	1.8%	1.7%

Overview

Operating income of $19 million in the second quarter of 2010 was $69 million, or 78%, lower than operating income in the same period of 2009.  Through the first six months of 2010, operating income of $78 million was $164 million, or 68%, lower than in the same 2009 period.  The decline in operating income in the second quarter of 2010 primarily reflected increases in catastrophe losses and declines in net favorable prior year reserve development, partially offset by an increase in net investment income.  The decline in operating income for the first six months of 2010 reflected these same factors, which were partially offset by a reduction in non-catastrophe weather-related losses compared with the same 2009 period.  In addition, operating income in the second quarter and first six months of 2009 included $14 million and $48 million reductions, respectively, in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in 2008.  Catastrophe losses in the second quarter and first six months of 2010 totaled $257 million and $507 million, respectively, compared with $139 million and $210 million in the respective periods of 2009.  Net favorable prior year reserve development in the second quarter and first six months of 2010 totaled $9 million and $27 million, respectively, compared with $34 million and $98 million in the respective periods of 2009.

Earned Premiums

Earned premiums of $1.82 billion in the second quarter of 2010 increased $49 million, or 3%, over earned premiums in the same period of 2009.  In the first six months of 2010, earned premiums of $3.60 billion were $84 million, or 2%, higher than in the same 2009 period. The increases reflected continued strong business retention rates, continued renewal premium increases and growth in new business volume during the preceding twelve months.

Net Investment Income

Net investment income in the second quarter and first six months of 2010 increased by $15 million and $46 million over the respective periods of 2009. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the second quarter and first six months of 2010 compared with the same periods of 2009.

Claims and Expenses

Claims and claim adjustment expenses in the second quarter of 2010 totaled $1.38 billion, an increase of $135 million, or 11%, over the same period of 2009.  Through the first six months of 2010, claims and claim adjustment expenses totaled $2.67 billion, an increase of $294 million, or 12%, over the same period of 2009.  The totals in both periods of 2010 reflected an increase in catastrophe losses, a reduction in net favorable prior year reserve development and increased business volume.  The year-to-date total in 2010 also reflected a decline in non-catastrophe weather-related losses.  Catastrophe losses in the second quarter and first six months of 2010 totaled $257 million and $507 million, respectively, compared with $139 million and $210 million in the respective periods of 2009.  Catastrophe losses in both 2010 and 2009 resulted from several wind and hail storms.

Net favorable prior year reserve development in the second quarter and first six months of 2010 totaled $9 million and $27 million, respectively, compared with $34 million and $98 million in the respective periods of 2009.  Net favorable prior year reserve development in both periods of 2010 was concentrated in the Homeowners and Other product line. The second quarter 2009 net favorable prior year reserve development was concentrated in the Homeowners and Other product line and primarily reflected favorable loss experience related to Hurricane Ike.  The net favorable prior year reserve development in the first six months of 2009 primarily reflected favorable loss experience related to Hurricanes Ike and Katrina.

The amortization of deferred acquisition costs totaled $358 million and $709 million in the second quarter and first six months of 2010, respectively, compared with $352 million and $701 million in the respective periods of 2009, consistent with earned premium levels in all periods.

General and administrative expenses in the second quarter of 2010 totaled $210 million, $23 million higher than in the same period of 2009.  In the first six months of 2010, general and administrative expenses of $417 million were $60 million higher than in the same period of 2009.  The 2009 second quarter and year-to-date totals reflected $14 million and $48 million reductions, respectively, in the estimate of property windpool assessments related to Hurricane Ike.  Adjusting for the impact of windpool assessments in 2009, general and administrative expenses in the second quarter and first six months of 2010 increased 4% and 3%, respectively, over the same periods of 2009, primarily reflecting growth in business volume and continued investments to support business growth and product development, including the Company’s direct to consumer initiative.

GAAP Combined Ratio

The GAAP combined ratio of 105.9% in the second quarter of 2010 was 6.3 points higher than the GAAP combined ratio of 99.6% in the same 2009 period.  The loss and loss adjustment expense ratio of 76.0% in the second quarter of 2010 was 5.5 points higher than the comparable 2009 ratio of 70.5%.  Catastrophe losses accounted for 14.0 points of the 2010 second quarter loss and loss adjustment expense ratio, whereas the 2009 second quarter loss and loss adjustment expense ratio included a 7.9 point impact of the cost of catastrophes.  The loss and loss adjustment expense ratio for the second quarter of 2010 and 2009 included 0.5 point and 1.9 point benefits, respectively, from net favorable prior year reserve development.

The GAAP combined ratio of 104.3% in the first six months of 2010 was 7.9 points higher than the GAAP combined ratio of 96.4% in the same 2009 period.  In the first six months of 2010, the loss and loss adjustment expense ratio of 74.3% was 6.7 points higher than the comparable 2009 ratio of 67.6%.  Catastrophe losses accounted for 14.1 points of the loss and loss adjustment expense ratio for the first six months of 2010, whereas the loss and loss adjustment expense ratio for the first six months of 2009 included a 6.0 point impact of catastrophe losses.  The loss and loss adjustment expense ratio for the first six months of 2010 and 2009 included 0.8 point and 2.8 point benefits, respectively, from net favorable prior year reserve development.

The loss and loss adjustment expense ratios excluding catastrophe losses and prior year reserve development for the second quarter and first six months of 2010 were 2.0 points and 3.4 points lower, respectively, than the 2009 ratios on the same basis, primarily reflecting the favorable impact of rate increases modestly outpacing loss cost trends and declines in non-catastrophe weather-related losses compared with the same periods of 2009.

The underwriting expense ratio of 29.9% for the second quarter of 2010 was 0.8 points higher than the second quarter 2009 underwriting expense ratio of 29.1%.  In the first six months of 2010, the underwriting expense ratio of 30.0% was 1.2 points higher than the underwriting expense ratio of 28.8% in the same 2009 period.  The 2009 second quarter and year-to-date underwriting expense ratios included 0.8 point and 1.4 point benefits, respectively, from the reduction in the estimate of windpool assessments described above.

Agency Written Premiums

Gross and net written premiums by product line were as follows for the Personal Insurance segment’s Agency business, which comprises business written through agents, brokers and other intermediaries, and represents almost all of the segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Agency Automobile	$951	$919	$1,868	$1,843
Agency Homeowners and Other	1,089	1,018	1,938	1,810
Total Agency Personal Insurance	$2,040	$1,937	$3,806	$3,653

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Agency Automobile	$945	$914	$1,858	$1,831
Agency Homeowners and Other	1,035	952	1,838	1,701
Total Agency Personal Insurance	$1,980	$1,866	$3,696	$3,532

Gross and net Agency written premiums in the second quarter of 2010 increased 5% and 6%, respectively, over the totals in the same period of 2009.  In the first six months of 2010, gross Agency written premiums increased 4%, and net Agency written premiums increased 5% over the respective totals in the same period of 2009.

In the Agency Automobile line of business, net written premiums in the second quarter and first six months of 2010 increased 3% and 1%, respectively, over the same periods of 2009. The increases in both periods of 2010 primarily reflected the impact on written premiums of the introduction of twelve-month policy terms in certain markets in 2010.  Excluding the impact of the change in policy terms, Agency Automobile net written premiums in the second quarter and first six months of 2010 were virtually level with the same periods of 2009.  Business retention rates remained strong and new business levels increased over the second quarter and first six months of 2009.  Renewal price changes were positive in both periods of 2010 but declined from the respective periods of 2009.

In the Agency Homeowners and Other line of business, net written premiums in the second quarter and first six months of 2010 grew 9% and 8%, respectively, over the same periods of 2009.  Growth in both periods of 2010 was driven by changes in the timing of certain reinsurance, as well as increases in renewal premium changes and new business levels.  Business retention rates remained strong and were consistent with the second quarter and first six months of 2009.

The Personal Insurance segment had approximately 7.6 million and 7.4 million policies in force at June 30, 2010 and 2009, respectively.

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2010	2009	2010	2009

Operating loss	$(68)	$(49)	$(149)	$(99)

The $19 million increase in operating loss in Interest Expense and Other in the second quarter of 2010 over the same period of 2009 primarily reflected a benefit of $14 million from the favorable resolution of various prior year tax matters in the second quarter of 2009, as well as an increase in interest expense.  The $50 million increase in operating loss in the first six months of 2010 compared with the same 2009 period reflected a benefit of $28 million from the favorable resolution of various prior year tax matters in the first six months of 2009.  In addition, the operating loss in the first six months of 2010 included a $12 million increase in tax expense associated with recent federal health care legislation, and an increase in interest expense.  After-tax interest expense in the second quarter and first six months of 2010 totaled $63 million and $127 million, respectively, compared with $61 million and $121 million in the respective periods of 2009.

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

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which are subject to a number of contingencies, in connection with a number of these direct action claims.  These settlement agreements had been approved by the court in connection with proceedings initiated by TPC in the Johns Manville bankruptcy court.  On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Various parties appealed the district court’s ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the district court’s approval of the bankruptcy court’s order that barred the filing of certain direct action claims against TPC in the future. TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s decision. Those petitions were granted and on June 18, 2009, the Supreme Court ruled in favor of the Company, reversing the Second Circuit’s decision. However, since the Second Circuit had not ruled on several additional issues principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues.  On March 22, 2010, the Second Circuit issued an opinion in which it found that the notice of the 1986 Orders provided to the remaining objector was insufficient to bar contribution claims by that objector against TPC. On April 5, 2010, TPC filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit, requesting further review of its March 22, 2010 opinion, which was denied on May 25, 2010.  TPC presently intends to file a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s March 22, 2010 opinion. (For a description of these matters, see note 12 to the consolidated financial statements).

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

Net asbestos losses and expenses paid in the first six months of 2010 were $165 million, compared with $123 million in the same period of 2009.  The increase in paid losses in 2010 reflected the final payment of a previously reserved settlement.  Approximately 36% and 20% of total net paid losses in the first six months of 2010 and 2009, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company’s liability.  Net asbestos reserves totaled $2.59 billion at June 30, 2010, compared with $2.79 billion at June 30, 2009.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2010	2009
Beginning reserves:
Direct	$3,097	$3,299
Ceded	(339)	(385)
Net	2,758	2,914

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—

Losses paid:
Direct	230	163
Ceded	(65)	(40)
Net	165	123

Ending reserves:
Direct	2,867	3,136
Ceded	(274)	(345)
Net	$2,593	$2,791

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

The Company continues to receive notices from policyholders tendering claims for the first time. These policyholders generally present smaller exposures, have fewer sites and are lower tier defendants.  Further, in many instances clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the Company has experienced modest upward development in the expected defense and settlement costs for certain of its pending policyholders.  As a result, the Company increased its net environmental reserves by $35 million in the second quarter of 2010. The Company increased its net environmental reserves by $70 million in the second quarter of 2009, due to a slight increase in the number of policyholders tendering claims for the first time and upward development in the expected defense and settlement costs for certain of its pending policyholders.

Net paid losses in the first six months of 2010 and 2009 were $35 million and $56 million, respectively. At June 30, 2010, approximately 93% of the net environmental reserve (approximately $364 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $29 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2010	2009
Beginning reserves:
Direct	$389	$400
Ceded	4	14
Net	393	414

Incurred losses and loss expenses:
Direct	45	85
Ceded	(10)	(15)
Net	35	70

Losses paid:
Direct	35	60
Ceded	—	(4)
Net	35	56

Ending reserves:
Direct	399	425
Ceded	(6)	3
Net	$393	$428

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at June 30, 2010 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also see note 12 to the consolidated financial statements).

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

INVESTMENT PORTFOLIO

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal bonds, and taxable corporate and U.S. agency mortgage-backed bonds. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations. The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at June 30, 2010 and December 31, 2009. Below investment grade securities represented 2.9% and 2.7% of the total fixed maturity investment portfolio at June 30, 2010 and December 31, 2009, respectively. The average effective duration of fixed maturities and short-term securities was 3.8 (4.0 excluding short-term securities) at June 30, 2010, compared with 3.9 (4.2 excluding short-term securities) at December 31, 2009.

The Company’s fixed maturity investment portfolio at June 30, 2010 included $41.22 billion of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). Included in the municipal bond portfolio are $6.81 billion of advance refunded or escrowed-to-maturity bonds. Advance refunded and escrowed-to-maturity bonds are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. Such escrow accounts are verified as to their sufficiency by an external auditor and are almost exclusively comprised of U.S. Treasury securities. The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico, and includes general obligation and revenue bonds issued by states, cities, counties, school districts, and similar issuers. On April 2, 2009, municipal securities issued by local governments within the United States were assigned a negative outlook by Moody’s Investors Service. On February 22, 2010, Moody’s affirmed that negative outlook.

The Company bases its investment decision on the credit characteristics of the municipal security; however, its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default.  Of the insured municipal securities in the Company’s investment portfolio at June 30, 2010, approximately 99% were rated at A3 or above, and approximately 90% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at June 30, 2010.  The average credit rating of the entire municipal bond portfolio was “Aa1” at June 30, 2010 with and without the third-party insurance.

At June 30, 2010 and December 31, 2009, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $663 million and $714 million, respectively. At June 30, 2010, approximately $216 million of these securities, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise and $19 million were comprised of Canadian non-guaranteed securities. The average credit rating of the $447 million of non-guaranteed securities at June 30, 2010 was “Aaa,” and 90% of those securities were issued in 2004 and prior years. The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

The Company makes investments in residential collateralized mortgage obligations (CMOs) that typically have high credit quality, offer good liquidity and are expected to provide an advantage in yield compared to U.S. Treasury securities. The Company’s investment strategy is to purchase CMO tranches which offer the most favorable return given the risks involved. One significant risk evaluated is prepayment sensitivity. While prepayment risk (either shortening or lengthening of duration) and its effect on total return cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that control this risk within expected interest rate ranges. The Company does invest in other types of CMO tranches if a careful assessment indicates a favorable risk/return tradeoff. The Company does not purchase residual interests in CMOs.

At June 30, 2010 and December 31, 2009, the Company held CMOs classified as available for sale with a fair value of $2.39 billion and $2.58 billion, respectively (in addition to the CMBS securities of $663 million and $714 million, respectively, described above). Approximately 38% and 37% of the Company’s CMO holdings are guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at June 30, 2010 and December 31, 2009, respectively. In addition, at June 30, 2010 and December 31, 2009, the Company held $2.43 billion and $2.63 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans which are included with CMBS) mortgage-backed pass-through securities classified as available for sale. The average credit rating of all of the above securities was “Aa1” at June 30, 2010 and December 31, 2009.

The Company’s fixed maturity investment portfolio at June 30, 2010 and December 31, 2009 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective fair value of $279 million and $270 million, respectively (comprising approximately 0.4% of the Company’s total fixed maturity investments at June 30, 2010 and December 31, 2009). The disruption in secondary investment markets for mortgage-backed securities in recent years provided the Company with the opportunity to selectively acquire additional asset-backed securities collateralized by sub-prime mortgages at discounted prices. The Company purchased $10 million and $74 million of such securities during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entity’s requirements for credit score but do not meet the government-sponsored entity’s guidelines for documentation, property type, debt and loan-to-value ratios. The average credit rating on these securities and obligations held by the Company was “Baa1” and “A3” at June 30, 2010 and December 31, 2009, respectively.

The Company’s real estate investments include warehouses and office buildings and other commercial land and properties that are directly owned. The carrying value of these investments totaled $846 million and $865 million at June 30, 2010 and December 31, 2009, respectively.

The Company’s other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities. These asset classes have historically provided a higher return than fixed maturity investments but are subject to more volatility. Net investment income provided by these asset classes totaled $68 million and $115 million in the second quarter and first six months of 2010, respectively, compared with negative net investment income of $59 million and $248 million in the respective periods of 2009. The losses in 2009 reflected market conditions. The carrying value of the Company’s other investments at both June 30, 2010 and December 31, 2009 was $2.95 billion.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to Reinsurance Recoverables in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	June 30, 2010	December 31, 2009
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$7,585	$8,138
Allowance for uncollectible reinsurance	(464)	(523)
Net reinsurance recoverables	7,121	7,615
Structured settlements	3,425	3,456
Mandatory pools and associations	1,727	1,745
Total reinsurance recoverables	$12,273	$12,816

The $494 million decline in net reinsurance recoverables since December 31, 2009 primarily reflected cash collections and prior year reserve reductions.

OUTLOOK

The following discussion provides outlook information for certain key drivers of the Company’s results of operations and capital position.

Premiums. The Company’s earned premiums are a function of net written premium volume. Net written premiums comprise both renewal business and new business, and are recognized as earned premium over the life of the underlying policies. When business renews, the amount of net written premiums associated with that business may increase or decrease (renewal premium change) as a result of increases or decreases in rate and/or insured exposures, which the Company considers as a measure of units of exposure. Net written premiums from both renewal and new business, and therefore earned premiums, are impacted by competitive market conditions as well as general economic conditions, which, particularly in the case of the Business Insurance segment, affect audit premium adjustments, policy endorsements and mid-term cancellations. Net written premiums are also impacted by the structure of reinsurance programs and related costs.

The Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong, generally consistent with recent periods, in each of its business segments.  In the Business Insurance segment, the Company expects that renewal premium changes, including the components of rate changes and insured exposures, will not meaningfully change during the remainder of 2010 and into early 2011 compared with the first half of 2010.  In the Financial, Professional & International Insurance segment, the Company expects renewal premium changes in the remainder of 2010 and into early 2011 will be level with or slightly lower than in the first half of 2010.  With regard to the components comprising renewal premium changes in this segment, the Company expects that during the remainder of 2010 and into early 2011 both rate changes and changes in insured exposures will be flat or slightly negative.  In the Personal Insurance segment, the Company expects that Agency Automobile renewal premium changes, while positive, will decrease slightly in the remainder of 2010 and into early 2011 from levels in the first half of 2010.  For its Agency Homeowners’ and Other business, the Company expects renewal premium changes in the remainder of 2010 and into early 2011 will remain generally consistent with the first half of 2010.

The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business. While property and casualty insurance market conditions are expected to remain competitive in the remainder of 2010 for new business, the Company believes it is well-positioned to capitalize on new business opportunities as agents, brokers and customers seek to place business with high-quality carriers. In addition, the Company announced in 2009 that it launched a new distribution channel that markets personal insurance products directly to consumers, which is expected to generate modest growth in premium volume for Personal Insurance in 2010 and into early 2011.

While economic conditions have recently improved and U.S. gross domestic product experienced growth in the latter part of 2009 and early 2010, that trend may not continue and the U.S. economy may enter into a “double dip” recession. Further, if growth continues, it may be at a slow rate for an extended period of time. In addition, other economic conditions, such as the commercial and residential real estate environment and employment rates, may continue to be weak. If weak economic conditions persist or deteriorate, low levels of economic activity could impact exposure changes at renewal and our ability to write business at acceptable rates. Additionally, such low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could adversely impact net written premiums in 2010 and into early 2011. Since earned premiums lag net written premiums, earned premiums could be adversely impacted in the remainder of 2010 and into early 2011.

Underwriting Gain/Loss. The anticipated impact of competitive market conditions and general economic conditions on the Company’s earned premiums, as discussed above, coupled with an expected modest increase in loss costs, will likely result in modestly reduced underwriting profitability during the remainder of 2010 and into 2011, as compared with 2009. In addition, the Company’s direct to consumer initiative in the Personal Insurance segment, discussed above, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

In recent periods, the Company has experienced net favorable prior year reserve development, driven by better than expected loss experience in all of the Company’s segments for prior loss years.  If better than expected loss experience continues, the Company may recognize additional net favorable prior year reserve development in the remainder of 2010 and into 2011.  However, better than expected loss experience may not continue or may reverse, in which case the Company may recognize no favorable prior year reserve development or may recognize unfavorable prior year reserve development in future periods. The ongoing review of prior year claim and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods.

Catastrophe losses are inherently unpredictable from year to year, and the Company’s results of operations would be adversely impacted by significant catastrophe losses in the remainder of 2010 and into 2011.

Investments. The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively low average effective duration. The Company’s invested assets at June 30, 2010 totaled $73.13 billion, of which 94% was invested in fixed maturity and short-term securities, with the remaining 6% invested in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships.

Net investment income is a material contributor to the Company’s results of operations. While investment returns are difficult to predict and inherently uncertain, in the remainder of 2010 and into 2011 the Company expects investment returns for its fixed maturity investment portfolio to be generally consistent with recent periods, and returns for its short-term and non-fixed maturity investment portfolios to remain challenged. Short-term interest rates are expected to remain at or near historically low levels. The Company expects investment income in its non-fixed maturity investment portfolio during the remainder of 2010 and into 2011 to be consistent with the first six months of 2010. However, if general economic conditions and/or investment market conditions deteriorate in the remainder of 2010 and into 2011, the Company could also experience a reduction in net investment income and/or significant realized investment losses, including impairments.

Capital Position. The Company believes it has a strong capital position and expects to continue its common share repurchase program in the remainder of 2010 as part of its continuing efforts to maximize shareholder value. During the remainder of 2010, the Company expects to repurchase approximately $1.2 billion of its common shares under its share repurchase authorization. The actual amount of share repurchases may be materially different and will depend on a variety of factors, including the Company’s earnings, corporate and regulatory requirements, share price, catastrophe losses, strategic initiatives and other market conditions.

The Company had a net after-tax unrealized investment gain of $2.19 billion in its fixed maturity investment portfolio at June 30, 2010. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

Many of the statements in this “Outlook” section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.” For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this report.

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

At June 30, 2010, total cash and short-term invested assets aggregating $2.40 billion were held at the holding company. The assets held at the holding company are sufficient to meet the holding company’s current liquidity requirements and are more than two times the Company’s target level. These liquidity requirements primarily include shareholder dividends and debt service. The Company has a shelf registration with the Securities and Exchange Commission which permits it to issue securities from time to time.

On June 10, 2010, the Company entered into a three-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its five-year, $1.0 billion credit agreement that expired on that date.  Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth (generally defined as shareholders’ equity plus certain trust preferred and mandatorily convertible securities, reduced for goodwill and other intangible assets).  That threshold is adjusted downward by an amount equal to 70% of the aggregate amount of common stock repurchased by the Company after March 31, 2010, up to a maximum deduction of $1.75 billion.  The threshold was $15.12 billion at June 30, 2010, and will decline to a minimum of $14.35 billion during the term of the credit agreement, subject to the Company repurchasing an additional $1.10 billion of its common stock.  The Company must also maintain a ratio of total debt to the sum of total debt plus consolidated net worth of not greater than 0.40 to 1.00.  In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company’s voting stock and certain changes in the composition of the Company’s board of directors.  At June 30, 2010, the Company was in compliance with these covenants.  Generally, the cost of borrowing under this agreement will range from LIBOR plus 100 basis points to LIBOR plus 175 basis points depending on the Company’s credit ratings. At June 30, 2010, that cost would have been LIBOR plus 125 basis points, had there been any amounts outstanding under the credit agreement.  This line of credit also backs up the Company’s $800 million commercial paper program, of which $100 million was outstanding at June 30, 2010. The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company currently utilizes uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $408 million to provide much of the capital needed to support its obligations at Lloyd’s. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first six months of 2010 and 2009 totaled $1.05 billion and $1.79 billion, respectively. Cash flows in the first six months of 2010 reflected a higher level of catastrophe loss payments and lower collected premiums compared with the first six months of 2009.

Investing Activities

Net cash flows provided by investing activities in the first six months of 2010 totaled $2.20 billion, compared with net cash flows used in investing activities in the first six months of 2009 of $1.12 billion. Net cash provided by investing activities in the first six months of 2010, along with cash flows provided by operating activities, was principally deployed in common share repurchases. Fixed maturity securities accounted for the majority of investment purchases, sales and maturities in both years.

The Company’s management of the duration of the fixed maturity investment portfolio generally produces a duration that exceeds the estimated duration of the Company’s net insurance liabilities. The average effective duration of fixed maturities and short-term securities was 3.8 (4.0 excluding short-term securities) at June 30, 2010, compared with 3.9 (4.2 excluding short-term securities) at December 31, 2009.

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

Financing Activities

Net cash flows used in financing activities in the first six months of 2010 totaled $3.23 billion, compared with $745 million in the same 2009 period. The 2010 total primarily reflected common share repurchases, dividends to shareholders and the repayment of debt, partially offset by the proceeds from employee stock option exercises. On April 15, 2010, the Company’s $250 million, 8.125% senior notes matured and were fully paid from internally-generated funds. The 2009 total primarily reflected the repayment of debt and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.

Dividends paid to shareholders totaled $343 million and $350 million in the first six months of 2010 and 2009, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

Since May 2006, the Company’s board of directors has approved four common share repurchase authorizations, for a cumulative authorization of up to $16 billion of shares of the Company’s common stock. Under these authorizations, the most recent of which totaled $6 billion and was approved by the board of directors in October 2009, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, catastrophe losses, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors. During the three months and six months ended June 30, 2010, the Company repurchased 28.0 million shares and 55.0 million shares, respectively, under its share repurchase authorization for a total cost of approximately $1.40 billion and $2.80 billion, respectively. The average cost per share repurchased was $50.07 and $50.96, respectively. At June 30, 2010, the Company had $3.71 billion of capacity remaining under its share repurchase authorization.

The following table summarizes the components of the Company’s capital structure at June 30, 2010 and December 31, 2009.

(in millions)	June 30, 2010	December 31, 2009
Debt:
Short-term	$123	$373
Long-term	6,165	6,165
Net unamortized fair value adjustments and debt issuance costs	(12)	(11)
Total debt	6,276	6,527
Preferred shareholders’ equity	72	79
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,524	26,117
Accumulated other changes in equity from nonowner sources	1,690	1,219
Total shareholders’ equity	26,286	27,415
Total capitalization	$32,562	$33,942

The $1.38 billion decrease in total capitalization from December 31, 2009 reflected the impact of common share repurchases under the Company’s share repurchase authorization totaling $2.80 billion, shareholder dividends of $345 million and the repayment of $250 million of debt, partially offset by net income of $1.32 billion in the first six months of 2010.

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	June 30, 2010	December 31, 2009

Total capitalization excluding net unrealized gain on investments	$30,181	$32,081
Net unrealized gain on investments, net of taxes	2,381	1,861
Total capitalization	$32,562	$33,942

Debt-to-total capital ratio	19.3%	19.2%
Debt-to-total capital ratio excluding net unrealized gain on investments	20.8%	20.3%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized investment gains and losses, net of taxes. Net unrealized investment gains and losses can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends. Accordingly, in the opinion of the Company’s management, the debt-to-capital ratio calculated on this basis provides another useful metric to understand the Company’s financial leverage position. The Company’s debt-to-total capital ratio of 20.8% at June 30, 2010 calculated on this basis approximated its targeted level.

Catastrophe Reinsurance Coverage

The Company utilizes several catastrophe reinsurance treaties with unaffiliated reinsurers and a catastrophe bond program to help manage its exposure to losses resulting from catastrophes.

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

The following table summarizes the Company’s coverage under its General Catastrophe Treaty, effective for the period July 1, 2010 through June 30, 2011:

Layer of Loss	Reinsurance Coverage In-Force

$0 - $1.0 billion	Loss 100% retained by the Company, except for certain losses covered by the Earthquake Excess-of-Loss Treaty as described below
$1.0 billion - $1.5 billion	20.0% ($100 million) of loss covered by treaty; 80.0% ($400 million) of loss retained by Company
$1.5 billion - $2.25 billion	56.7% ($425 million) of loss covered by treaty; 43.3% ($325 million) of loss retained by Company
Greater than $2.25 billion

100% of loss retained by Company, except for certain losses incurred in the Northeastern United States, which are covered by the Catastrophe Bond Program and Northeast Catastrophe Treaty as described below.

Catastrophe Bond Program. On December 18, 2009, Longpoint Re II, Ltd. (Longpoint Re II), a newly formed independent Cayman Islands insurance company, successfully completed an offering to unrelated investors of $500 million aggregate principal amount of catastrophe bonds. In connection with the offering, the Company and Longpoint Re II entered into two reinsurance agreements (covering a three-year and four-year period, respectively), each providing up to $250 million of reinsurance to the Company from losses resulting from certain hurricane events in the northeastern United States.

Under the terms of these reinsurance agreements, the Company is obligated to pay annual reinsurance premiums to Longpoint Re II for the reinsurance coverage. The reinsurance agreements entered into by the Company with Longpoint Re II utilize a dual trigger that is based upon the Company’s covered losses incurred and an index that is created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by Property Claim Services, a division of Insurance Services Offices, Inc. (owned by Verisk Analytics, Inc.). The reinsurance agreements entered into with Longpoint Re II as part of the catastrophe bond program meet the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. Amounts payable to the Company under the reinsurance agreements will be determined by the index-based losses, which are designed to approximate the Company’s actual losses from any covered event. The amount of actual losses and index losses from any covered event may differ. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreements.

The index-based losses attachment point and maximum limit are reset annually to maintain modeled probabilities of attachment and expected loss on the respective catastrophe bonds equal to the initial modeled probabilities of attachment and expected loss. With regard to the Longpoint Re II program, the two reinsurance agreements entered into on December 18, 2009 provide protection for covered events occurring before or on December 18, 2012 and December 18, 2013, respectively. The Company will be entitled to begin recovering amounts under the two reinsurance agreements if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $2.250 billion. The full $250 million coverage amount of each agreement is available on a proportional basis until index-based losses reach a maximum $2.850 billion limit. The Company has not incurred any losses that have resulted in a recovery under the Longpoint Re II agreements since their inception.

As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers.  With regard to Longpoint Re II, the credit risk is mitigated by two reinsurance trust accounts, one for each agreement. Each reinsurance trust account has been funded by Longpoint Re II with money market funds that invest solely in direct government obligations backed by the U.S. government with maturities of no more than 13 months. The money market funds must have a principal stability rating of at least AAAm by Standard & Poor’s. Other permissible investments include repurchase and reverse repurchase agreements collateralized by direct government obligations backed by the U.S. government with terms of no more than 397 calendar days, and cash.

At the time the agreements were entered into, the Company determined that Longpoint Re II was a variable interest entity (VIE), but concluded that it did not have a variable interest in the entity. Accordingly, the Company does not consolidate Longpoint Re II in its consolidated financial statements. Refer to the “Catastrophe Reinsurance” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion of the Company’s evaluation and conclusion with regard to Longpoint Re II’s status as a VIE.

Northeast Catastrophe Reinsurance Treaty. In addition to its General Catastrophe treaty and its multi-year catastrophe bond program, the Company also is party to a Northeast General Catastrophe treaty which provides up to $600 million of coverage, subject to a $2.25 billion retention, for losses arising from hurricanes, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2010 through June 30, 2011. Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico may be used to satisfy the retention. Recoveries under the catastrophe bond programs (if any) would be first applied to reduce losses subject to this treaty.

Earthquake Excess-of-Loss Reinsurance Treaty. The Company’s earthquake treaty provides for up to $150 million of coverage, subject to a $125 million retention, for earthquake losses incurred under polices written by the National Property business unit in the Company’s Business Insurance segment for the period July 1, 2010 through June 30, 2011.

International Reinsurance Treaties. For business underwritten in Canada, the United Kingdom, Republic of Ireland and in the Company’s operations at Lloyd’s, separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet.  The Company conducts an ongoing review of its risk and catastrophe coverages and makes changes as it deems appropriate.

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

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line. A portion of the Company’s gross claims and claim adjustment expense reserves (totaling $3.27 billion at June 30, 2010) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2010			December 31, 2009
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$6,017	$10,860	$16,877	$6,368	$11,542	$17,910
Property	979	704	1,683	1,211	771	1,982
Commercial multi-peril	1,887	1,813	3,700	1,878	1,762	3,640
Commercial automobile	2,236	1,126	3,362	2,262	1,294	3,556
Workers’ compensation	9,369	7,149	16,518	9,355	7,122	16,477
Fidelity and surety	601	1,147	1,748	661	1,091	1,752
Personal automobile	1,426	977	2,403	1,457	994	2,451
Homeowners and personal—other	675	946	1,621	633	717	1,350
International and other	2,311	1,978	4,289	2,003	1,933	3,936
Property-casualty	25,501	26,700	52,201	25,828	27,226	53,054
Accident and health	62	8	70	64	9	73

Claims and claim adjustment expense reserves	$25,563	$26,708	$52,271	$25,892	$27,235	$53,127

The $856 million decline in gross claims and claim adjustment expense reserves since December 31, 2009 reflected ongoing claims and claim adjustment expense activity, including losses incurred and payments, as well as favorable prior year reserve development and payments related to operations in runoff, partially offset by $910 million of catastrophe losses incurred during the first six months of 2010.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Specifically, earnings guidance, statements about the Company’s share repurchase plans (which repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, catastrophe losses, other investment opportunities (including mergers and acquisitions), market conditions and other factors) and statements about the potential impact of recent or future disruption in the investment markets and other economic conditions on the Company’s investment portfolio and underwriting results, among others, are forward looking, and the Company may make forward-looking statements about, among other things, its results of operations (including, among others, premium volume, premium rates (either for new or renewal business), net and operating income, investment income and performance, return on equity, expected current returns and combined ratio) and financial condition; the sufficiency of the Company’s asbestos and other reserves (including, among others, asbestos claim payment patterns); the impact of emerging claims issues; the cost and availability of reinsurance coverage; catastrophe losses; the impact of investment, economic and underwriting market conditions; and strategic initiatives.  The Company cautions investors that such statements are subject to risks and uncertainties, many of which are difficult to predict and generally beyond the Company’s control, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

Some of the factors that could cause actual results to differ include, but are not limited to, the following: catastrophe losses could materially and adversely affect the Company’s results of operations, its financial position and/or liquidity, and could adversely impact the Company’s ratings, the Company’s ability to raise capital and the availability and cost of reinsurance; during or following a period of financial market disruption or prolonged economic downturn, the Company’s business could be materially and adversely affected; the Company’s investment portfolio may suffer reduced returns or material losses, including as a result of a challenging economic environment that impacts the credit of municipal or other issuers in the Company’s portfolio; if actual claims exceed the Company’s loss reserves, or if changes in the estimated level of loss reserves are necessary, the Company’s financial results could be materially and adversely affected; the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation; the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances; the effects of emerging claim and coverage issues on the Company’s business are uncertain; the intense competition that the Company faces could harm its ability to maintain or increase its business volumes and profitability; the Company may not be able to collect all amounts due to it from reinsurers, and reinsurance coverage may not be available to the Company in the future at commercially reasonable rates or at all; the Company is exposed to credit risk in certain of its business operations; the Company’s businesses are heavily regulated and changes in regulation (including as a result of the adoption of financial services reform legislation) may reduce the Company’s profitability and limit its growth; a downgrade in the Company’s claims-paying and financial strength ratings could adversely impact the Company’s business volumes, adversely impact the Company’s ability to access the capital markets and increase the Company’s borrowing costs; the inability of the Company’s insurance subsidiaries to pay dividends to the Company’s holding company in sufficient amounts would harm the Company’s ability to meet its obligations and to pay future shareholder dividends; disruptions to the Company’s relationships with its independent agents and brokers could adversely affect the Company; the Company’s efforts to develop new products (including its direct to consumer initiative in Personal Insurance) or expand in targeted markets may not be successful, may create enhanced risks and may adversely impact results; the Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology; if the Company experiences difficulties with technology, data security and/or outsourcing relationships the Company’s ability to conduct its business could be negatively impacted; acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences; the Company is subject to a number of risks associated with its business outside the United States; the Company could be adversely affected if its controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective; the Company’s businesses may be adversely affected if it is unable to hire and retain qualified employees; and loss of or significant restriction on the use of credit scoring in the pricing and underwriting of Personal Insurance products could reduce the Company’s future profitability.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information required with respect to this item can be found in Note 12 to the Company’s unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2010	April 30, 2010	3,932,628	$51.88	3,899,654	$4,907,364,840
May 1, 2010	May 31, 2010	11,874,967	49.58	11,631,200	4,330,612,228
June 1, 2010	June 30, 2010	12,432,749	49.97	12,431,043	3,709,481,853
Total		28,240,344	$50.07	27,961,897	$3,709,481,853

The Company repurchased 278,447 shares during the three-month period ended June 30, 2010 that were not part of the publicly announced share repurchase authorization, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised.  Since May 2006, the Company’s board of directors has approved four common share repurchase authorizations, for a cumulative authorization of up to $16 billion of shares of the Company’s common stock.

Item 5.    OTHER INFORMATION

All of the Company’s executive officers hold equity in the Company in excess of the required level under the Company’s executive stock ownership policy.  For a summary of this policy as currently in effect, see “Stock Ownership Guidelines” under “Executive Compensation — Compensation Discussion and Analysis” in the Company’s proxy statement filed with the SEC on March 17, 2010.  From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell shares of common stock of the Company in the open market, in private transactions or to the Company.  To effect such sales, some of the Company’s executives have entered into, and may in the future enter into, trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934.  The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines.  The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

As of June 30, 2010, Jay S. Fishman, Chairman of the Board and Chief Executive Officer, and Jay S. Benet, Vice Chairman and Chief Financial Officer, were the only “named executive officers” (i.e. an executive officer named in the compensation disclosures in the Company’s proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect. The trading plans extend from approximately four to nine months from the date of this report. Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary, and Mr. Benet has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amounts are calculated for purposes of the stock ownership guidelines). See “Executive Compensation—Compensation Discussion and Analysis—Stock Ownership Guidelines” in the Company’s proxy statement filed with the SEC on March 17, 2010.

Item 6.    EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 22, 2010	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman Senior Vice President (Authorized Signatory)

Date: July 22, 2010	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

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

10.1	†	Current Director Compensation Program, effective as of May 4, 2010.

10.2	†	Revolving Credit Agreement, dated June 10, 2010.

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2010 and 2009; (ii) Consolidated Balance Sheet at June 30, 2010 and December 31, 2009; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2010 and 2009; (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

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