Form 10-Q
period 2010-09-30
TRAVELERS COMPANIES, INC.
filed 2010-10-21
CIK 86312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-10898

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 15, 2010 was 459,043,898.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2010

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues
Premiums	$5,422	$5,421	$15,992	$16,075
Net investment income	735	763	2,250	1,963
Fee income	64	72	219	234
Net realized investment gains (losses)	226	29	220	(172)
Other revenues	35	42	99	124

Total revenues	6,482	6,327	18,780	18,224

Claims and expenses
Claims and claim adjustment expenses	3,213	3,123	10,020	9,648
Amortization of deferred acquisition costs	966	967	2,845	2,864
General and administrative expenses	837	889	2,516	2,510
Interest expense	95	98	290	284

Total claims and expenses	5,111	5,077	15,671	15,306

Income before income taxes	1,371	1,250	3,109	2,918
Income tax expense	366	315	787	581

Net income	$1,005	$935	$2,322	$2,337

Net income per share
Basic	$2.14	$1.66	$4.73	$4.05

Diluted	$2.11	$1.65	$4.68	$4.02

Weighted average number of common shares outstanding
Basic	465.9	558.4	486.1	572.8

Diluted	472.0	564.1	492.3	577.5

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$8	$(43)	$9	$(302)
Portion recognized in accumulated other changes in equity from nonowner sources	(14)	24	(29)	69

Other-than-temporary impairment losses	(6)	(19)	(20)	(233)
Other net realized investment gains	232	48	240	61

Net realized investment gains (losses)	$226	$29	$220	$(172)

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (including $210 and $90 subject to securities lending) (amortized cost $61,028 and $63,311)	$65,427	$65,847
Equity securities, available for sale, at fair value (cost $374 and $373)	506	451
Real estate	843	865
Short-term securities	4,981	4,852
Other investments	2,960	2,950

Total investments	74,717	74,965

Cash	298	255
Investment income accrued	771	825
Premiums receivable	5,696	5,471
Reinsurance recoverables	12,060	12,816
Ceded unearned premiums	952	916
Deferred acquisition costs	1,840	1,758
Deferred tax asset	—	672
Contractholder receivables	5,517	5,797
Goodwill	3,365	3,365
Other intangible assets	522	588
Other assets	2,416	2,132

Total assets	$108,154	$109,560

Liabilities
Claims and claim adjustment expense reserves	$51,973	$53,127
Unearned premium reserves	11,272	10,861
Contractholder payables	5,517	5,797
Payables for reinsurance premiums	553	546
Deferred tax liability	62	—
Debt	6,252	6,527
Other liabilities	5,230	5,287

Total liabilities	80,859	82,145

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	70	79
Common stock (1,748.6 shares authorized; 460.5 and 520.3 shares issued and outstanding)	19,980	19,593
Retained earnings	18,118	16,315
Accumulated other changes in equity from nonowner sources	2,372	1,219
Treasury stock, at cost (267.4 and 199.6 shares)	(13,245)	(9,791)

Total shareholders’ equity	27,295	27,415

Total liabilities and shareholders’ equity	$108,154	$109,560

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the nine months ended September 30,	2010	2009
Convertible preferred stock—savings plan
Balance, beginning of year	$79	$89
Redemptions during period	(9)	(8)

Balance, end of period	70	81

Common stock
Balance, beginning of year	19,593	19,242
Employee share-based compensation	276	94
Compensation amortization under share-based plans and other changes	111	97

Balance, end of period	19,980	19,433

Retained earnings
Balance, beginning of year	16,315	13,314
Cumulative effect of adoption of updated accounting guidance at April 1, 2009	—	71
Net income	2,322	2,337
Dividends	(515)	(521)
Other	(4)	7

Balance, end of period	18,118	15,208

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	1,219	(900)
Cumulative effect of adoption of updated accounting guidance at April 1, 2009	—	(71)
Change in net unrealized gain (loss) on investment securities:
Having no credit losses recognized in the consolidated statement of income	1,061	2,348
Having credit losses recognized in the consolidated statement of income	68	103
Net change in unrealized foreign currency translation and other changes	24	177

Balance, end of period	2,372	1,657

Treasury stock (at cost)
Balance, beginning of year	(9,791)	(6,426)
Treasury shares acquired — share repurchase authorization	(3,400)	(1,750)
Net shares acquired related to employee share-based compensation plans	(54)	(43)

Balance, end of period	(13,245)	(8,219)

Total common shareholders’ equity	27,225	28,079

Total shareholders’ equity	$27,295	$28,160

Common shares outstanding
Balance, beginning of year	520.3	585.1
Treasury shares acquired — share repurchase authorization	(66.8)	(39.3)
Net shares issued under employee share-based compensation plans	7.0	2.1

Balance, end of period	460.5	547.9

Summary of changes in equity from nonowner sources
Net income	$2,322	$2,337
Other changes in equity from nonowner sources, net of tax	1,153	2,628

Total changes in equity from nonowner sources	$3,475	$4,965

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the nine months ended September 30,	2010	2009
Cash flows from operating activities
Net income	$2,322	$2,337
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(220)	172
Depreciation and amortization	608	602
Deferred federal income tax expense	149	46
Amortization of deferred acquisition costs	2,845	2,864
Equity in (income) loss from other investments	(161)	211
Premiums receivable	(228)	88
Reinsurance recoverables	754	893
Deferred acquisition costs	(2,928)	(2,915)
Claims and claim adjustment expense reserves	(1,112)	(799)
Unearned premium reserves	418	252
Other	(55)	(547)

Net cash provided by operating activities	2,392	3,204

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,881	3,769
Proceeds from sales of investments:
Fixed maturities	3,281	2,206
Equity securities	157	37
Real estate	10	—
Other investments	426	217
Purchases of investments:
Fixed maturities	(5,167)	(6,350)
Equity securities	(29)	(22)
Real estate	(15)	(12)
Other investments	(373)	(262)
Net purchases of short-term securities	(66)	(1,345)
Securities transactions in course of settlement	(240)	588
Other	(220)	(271)

Net cash provided by (used in) investing activities	1,645	(1,445)

Cash flows from financing activities
Payment of debt	(275)	(143)
Issuance of debt	—	494
Dividends paid to shareholders	(512)	(518)
Issuance of common stock — employee share options	267	76
Treasury stock acquired — share repurchase authorization	(3,441)	(1,720)
Treasury stock acquired — net employee share-based compensation	(40)	(29)
Excess tax benefits from share-based payment arrangements	6	4

Net cash used in financing activities	(3,995)	(1,836)

Effect of exchange rate changes on cash	1	13

Net increase (decrease) in cash	43	(64)
Cash at beginning of year	255	350

Cash at end of period	$298	$286

Supplemental disclosure of cash flow information
Income taxes paid	$511	$573
Interest paid	$263	$248

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  Certain reclassifications have been made to the 2009 interim consolidated financial statements and notes to conform to the 2010 presentation.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2009 Annual Report on Form 10-K.

The preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounting Standard Not Yet Adopted

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred.  If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs.

The updated guidance is effective for periods ending after December 15, 2011.  The adoption of this guidance is not expected to have any impact on the Company’s results of operations, financial position or liquidity.

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

2.                                      SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2010
Premiums	$2,736	$820	$1,866	$5,422
Net investment income	514	110	111	735
Fee income	64	—	—	64
Other revenues	10	7	18	35

Total operating revenues (1)	$3,324	$937	$1,995	$6,256

Operating income (1)	$543	$212	$168	$923

2009
Premiums	$2,768	$861	$1,792	$5,421
Net investment income	529	118	116	763
Fee income	72	—	—	72
Other revenues	14	7	20	41

Total operating revenues (1)	$3,383	$986	$1,928	$6,297

Operating income (1)	$668	$167	$149	$984

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                                      SEGMENT INFORMATION, Continued

(for the nine months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2010
Premiums	$8,027	$2,499	$5,466	$15,992
Net investment income	1,579	331	340	2,250
Fee income	219	—	—	219
Other revenues	23	20	56	99

Total operating revenues (1)	$9,848	$2,850	$5,862	$18,560

Operating income (1)	$1,677	$470	$246	$2,393

2009
Premiums	$8,295	$2,472	$5,308	$16,075
Net investment income	1,335	329	299	1,963
Fee income	234	—	—	234
Other revenues	32	20	62	114

Total operating revenues (1)	$9,896	$2,821	$5,669	$18,386

Operating income (1)	$1,775	$448	$391	$2,614

(1)                   Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses) and “Interest Expense and Other.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Revenue reconciliation
Earned premiums
Business Insurance:
Commercial multi-peril	$760	$726	$2,200	$2,171
Workers’ compensation	642	627	1,847	1,883
Commercial automobile	488	504	1,430	1,473
Property	411	447	1,257	1,339
General liability	435	463	1,293	1,429
Other	—	1	—	—

Total Business Insurance	2,736	2,768	8,027	8,295

Financial, Professional & International Insurance:
Fidelity and surety	247	257	780	757
General liability	220	235	668	696
International	319	335	950	920
Other	34	34	101	99

Total Financial, Professional & International Insurance	820	861	2,499	2,472

Personal Insurance:
Automobile	932	925	2,757	2,768
Homeowners and other	934	867	2,709	2,540

Total Personal Insurance	1,866	1,792	5,466	5,308

Total earned premiums	5,422	5,421	15,992	16,075
Net investment income	735	763	2,250	1,963
Fee income	64	72	219	234
Other revenues	35	41	99	114

Total operating revenues for reportable segments	6,256	6,297	18,560	18,386
Other revenues	—	1	—	10
Net realized investment gains (losses)	226	29	220	(172)

Total consolidated revenues	$6,482	$6,327	$18,780	$18,224

Income reconciliation, net of tax
Total operating income for reportable segments	$923	$984	$2,393	$2,614
Interest Expense and Other (1)	(65)	(70)	(214)	(169)

Total operating income	858	914	2,179	2,445
Net realized investment gains (losses)	147	21	143	(108)

Total consolidated net income	$1,005	$935	$2,322	$2,337

(1)           The primary component of Interest Expense and Other is after-tax interest expense of $62 million and $64 million for the three months ended September 30, 2010 and 2009, respectively, and $189 million and $185 million for the nine months ended September 30, 2010 and 2009, respectively.  The total for the nine months ended September 30, 2009 included a benefit of $28 million from the favorable resolution of various prior year tax matters.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	September 30, 2010	December 31, 2009
Asset reconciliation:
Business Insurance	$79,952	$81,705
Financial, Professional & International Insurance	14,269	13,920
Personal Insurance	13,489	13,328

Total assets for reportable segments	107,710	108,953
Other assets (1)	444	607

Total consolidated assets	$108,154	$109,560

(1)                  The primary component of other assets at September 30, 2010 was other intangible assets.  At December 31, 2009, the primary components were other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at September 30, 2010, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,986	$125	$—	$2,111
Obligations of states, municipalities and political subdivisions	38,594	2,839	8	41,425
Debt securities issued by foreign governments	1,945	72	1	2,016
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4,308	283	48	4,543
All other corporate bonds	14,159	1,165	31	15,293
Redeemable preferred stock	36	3	—	39

Total	$61,028	$4,487	$88	$65,427

	Amortized	Gross Unrealized		Fair
(at December 31, 2009, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,490	$85	$1	$2,574
Obligations of states, municipalities and political subdivisions	39,459	1,915	41	41,333
Debt securities issued by foreign governments	1,912	48	3	1,957
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5,182	190	165	5,207
All other corporate bonds	14,221	623	116	14,728
Redeemable preferred stock	47	2	1	48

Total	$63,311	$2,863	$327	$65,847

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at September 30, 2010, in millions)	Cost	Gains	Losses	Value
Common stock	$193	$80	$1	$272
Non-redeemable preferred stock	181	57	4	234

Total	$374	$137	$5	$506

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

		Gross Unrealized		Fair
(at December 31, 2009, in millions)	Cost	Gains	Losses	Value
Common stock	$175	$46	$2	$219
Non-redeemable preferred stock	198	48	14	232

Total	$373	$94	$16	$451

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at September 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized losses by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at September 30, 2010, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	341	1	70	7	411	8
Debt securities issued by foreign governments	145	1	14	—	159	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	12	1	552	47	564	48
All other corporate bonds	175	2	307	29	482	31
Redeemable preferred stock	—	—	6	—	6	—

Total fixed maturities	673	5	949	83	1,622	88

Equity securities
Common stock	5	1	5	—	10	1
Non-redeemable preferred stock	25	1	49	3	74	4

Total equity securities	30	2	54	3	84	5

Total	$703	$7	$1,003	$86	$1,706	$93

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2009, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,018	$1	$—	$—	$1,018	$1
Obligations of states, municipalities and political subdivisions	1,901	24	250	17	2,151	41
Debt securities issued by foreign governments	282	3	—	—	282	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	313	4	988	161	1,301	165
All other corporate bonds	1,079	22	1,100	94	2,179	116
Redeemable preferred stock	6	1	3	—	9	1

Total fixed maturities	4,599	55	2,341	272	6,940	327

Equity securities
Common stock	59	1	17	1	76	2
Non-redeemable preferred stock	9	—	83	14	92	14

Total equity securities	68	1	100	15	168	16

Total	$4,667	$56	$2,441	$287	$7,108	$343

The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at September 30, 2010, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$1	$—	$12	$13
Other	—	1	—	20	21

Total fixed maturities	—	2	—	32	34
Equity securities	—	—	—	—	—

Total	$—	$2	$—	$32	$34

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—	—
Debt securities issued by foreign governments	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1	7	3	65
All other corporate bonds	2	11	7	83
Redeemable preferred stock	—	—	—	—

Total fixed maturities	3	18	10	148

Equity securities
Common stock	—	—	2	15
Non-redeemable preferred stock	1	—	1	64

Total equity securities	1	—	3	79
Other investments	2	1	7	6

Total	$6	$19	$20	$233

In the second quarter of 2009, the Company adopted updated accounting guidance that changed the reporting of other-than-temporary impairments (OTTI).  As a result, the credit component of OTTI on fixed maturities was reported separately effective April 1, 2009, the date of adoption.

The following tables present a roll-forward of the credit component of OTTI on fixed maturities recognized in the consolidated statement of income for which a portion of the other-than-temporary impairment was recognized in accumulated other changes in equity from nonowner sources for the periods July 1 through September 30, 2010 and 2009, January 1, 2010 through September 30, 2010 and April 1, 2009 through September 30, 2009:

July 1, 2010 through September 30, 2010 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$45	$—	$1	$—	$—	$46
All other corporate bonds	85	—	1	—	1	87
Total fixed maturities	$130	$—	$2	$—	$1	$133

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

January 1, 2010 through September 30, 2010 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$46	$—	$3	$(3)	$—	$46
All other corporate bonds	93	—	3	(11)	2	87
Total fixed maturities	$139	$—	$6	$(14)	$2	$133

July 1, 2009 through September 30, 2009 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$20	$4	$3	$—	$(2)	$25
All other corporate bonds	95	1	7	(4)	1	100
Total fixed maturities	$115	$5	$10	$(4)	$(1)	$125

April 1, 2009 through September 30, 2009 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$13	$7	$7	$—	$(2)	$25
All other corporate bonds	82	8	13	(4)	1	100
Total fixed maturities	$95	$15	$20	$(4)	$(1)	$125

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

Equities — Public Common and Preferred

For public common and preferred stocks, the Company receives prices from a nationally recognized pricing service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1. The estimated fair value of stocks having transfer restrictions that expire within one year was determined by adjusting the observed market price of the securities for a liquidity discount which takes into consideration the restrictions that existed at September 30, 2010 and is based on market observable inputs. As a result of adjusting the market price to reflect the impact of the transfer restrictions on estimated fair value, the Company discloses these holdings in Level 2. Infrequently, current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company. In these instances, the Company receives an estimate of fair value from the pricing service that provides fair value estimates for the Company’s fixed maturities. The service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed maturities. The Company includes the fair value estimate for these non-redeemable preferred stocks in the amount disclosed in Level 2.

Other Investments

Common Stock with Transfer Restrictions and Other

The estimated fair value of stocks having transfer restrictions that expire after one year was determined using the same methodology described above, and is disclosed in Level 2. The Company holds investments in non-public common and preferred equity securities, with a fair value estimate of $45 million at September 30, 2010, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at September 30, 2010 in the amount disclosed in Level 3. The Company holds investments in various publicly-traded securities which are reported in other investments. The $37 million fair value of these investments at September 30, 2010 is disclosed in Level 1. These investments include securities in the Company’s trading portfolio ($21 million), mutual funds ($14 million) and other small holdings ($2 million).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

Derivatives

The Company holds non-public warrants in a public company and has convertible bonds containing embedded conversion options that are valued separately from the host bond contract. The Company estimates fair value for the warrants using an option pricing model with observable market inputs. Because the warrants are not market traded and information concerning market participants is not available, the Company includes the fair value estimate of $100 million at September 30, 2010 in the amount disclosed in Level 3 - other investments.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at September 30, 2010 and December 31, 2009.

(at September 30, 2010, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,111	$2,094	$17	$—
Obligations of states, municipalities and political subdivisions	41,425	—	41,313	112
Debt securities issued by foreign governments	2,016	—	2,016	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4,543	—	4,542	1
All other corporate bonds	15,293	—	15,178	115
Redeemable preferred stock	39	38	1	—
Total fixed maturities	65,427	2,132	63,067	228
Equity securities
Common stock	272	263	9	—
Non-redeemable preferred stock	234	136	98	—
Total equity securities	506	399	107	—
Other investments (1)	191	37	9	145
Total	$66,124	$2,568	$63,183	$373

(1)           The amount in Level 3 includes $100 million of non-public stock purchase warrants of a publicly-held company.

The Company did not have significant transfers between Levels 1 and 2 during the nine months ended September 30, 2010.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

The following tables present the changes in the Level 3 fair value category during the three months and nine months ended September 30, 2010, and the twelve months ended December 31, 2009.

	Fixed	Other
Three Months Ended September 30, 2010 (in millions)	Maturities	Investments	Total

Balance at June 30, 2010	$228	$118	$346
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses) (1)	2	30	32
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	6	2	8
Purchases, sales and settlements/maturities:
Purchases	—	—	—
Sales	(1)	(5)	(6)
Settlements/maturities	(7)	—	(7)
Gross transfers into Level 3	2	—	2
Gross transfers out of Level 3	(2)	—	(2)
Balance at September 30, 2010	$228	$145	$373

Amount of total realized investment gains for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$30	$30

(1)                     Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

Nine Months Ended September 30, 2010 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2009	$240	$154	$394
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses) (1)	4	5	9
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	17	(1)	16
Purchases, sales and settlements/maturities:
Purchases	25	—	25
Sales	(8)	(13)	(21)
Settlements/maturities	(29)	—	(29)
Gross transfers into Level 3	9	—	9
Gross transfers out of Level 3	(30)	—	(30)
Balance at September 30, 2010	$228	$145	$373

Amount of total realized investment gains for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$6	$6

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

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2010 or twelve months ended December 31, 2009.

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

The carrying values of $635 million and $629 million of financial instruments classified as other assets approximated their fair values at September 30, 2010 and December 31, 2009, respectively. The carrying values of $3.69 billion and $3.89 billion of financial instruments classified as other liabilities at September 30, 2010 and December 31, 2009, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

The carrying value and fair value of the Company’s debt at September 30, 2010 were $6.25 billion and $7.04 billion, respectively. The respective totals at December 31, 2009 were $6.53 billion and $6.82 billion.  The Company utilized a pricing service to estimate fair value measurements for approximately 96% of its debt, other than commercial paper, at each of September 30, 2010 and December 31, 2009.  The pricing service utilized market quotations for debt that has quoted prices in active markets.  For the small amount of the Company’s debt securities for which a pricing service is not used, the Company utilized pricing estimates from a nationally recognized broker/dealer to estimate fair value.  If estimates of fair value are unavailable from the pricing service or the broker/dealer, the Company produced an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs.

The fair value of commercial paper included in debt outstanding at September 30, 2010 and December 31, 2009 approximated its book value because of its short-term nature.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at September 30, 2010 and December 31, 2009:

(in millions)	September 30, 2010	December 31, 2009
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	557
Personal Insurance	613	613
Other	27	27
Total	$3,365	$3,365

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class at September 30, 2010 and December 31, 2009:

(at September 30, 2010, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization
Customer-related	$935	$768	$167
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	52	139
Total intangible assets subject to amortization	1,126	820	306
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,342	$820	$522

(at December 31, 2009, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization
Customer-related	$935	$722	$213
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	32	159
Total intangible assets subject to amortization	1,126	754	372
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$1,342	$754	$588

(1)          The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

The following table presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Customer-related	$14	$17	$46	$55
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	7	7	20	21
Total amortization expense	$21	$24	$66	$76

Intangible asset amortization expense is estimated to be $20 million for the remainder of 2010, $69 million in 2011, $52 million in 2012, $45 million in 2013 and $43 million in 2014.

6.         DEBT

On April 15, 2010, the Company’s $250 million, 8.125% senior notes matured and were fully paid.  On August 23, 2010, the Company’s $21 million, 7.415% medium-term notes matured and were fully paid.  On September 16, 2010, the Company repaid the remaining $4 million principal balance on its 7.81% private placement senior notes.  All debt payments were made from internally-generated funds.

On June 10, 2010, the Company entered into a three-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its five-year, $1.0 billion credit agreement that expired on that date.  No borrowings have been made under the credit agreement since its inception.  Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth (generally defined as shareholders’ equity plus certain trust preferred and mandatorily convertible securities, reduced for goodwill and other intangible assets).  That threshold is adjusted downward by an amount equal to 70% of the aggregate amount of common stock repurchased by the Company after March 31, 2010, up to a maximum deduction of $1.75 billion.  The threshold was $14.70 billion at September 30, 2010, and will decline to a minimum of $14.35 billion during the term of the credit agreement, subject to the Company repurchasing an additional $500 million of its common stock.  The Company must also maintain a ratio of total debt to the sum of total debt plus consolidated net worth of not greater than 0.40 to 1.00.  In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company’s voting stock and certain changes in the composition of the Company’s board of directors.  At September 30, 2010, the Company was in compliance with these covenants.  Generally, the cost of borrowing under this agreement will range from LIBOR plus 100 basis points to LIBOR plus 175 basis points depending on the Company’s credit ratings.  At September 30, 2010, that cost would have been LIBOR plus 125 basis points, had there been any amounts outstanding under the credit agreement.

7.             SHARE REPURCHASE AUTHORIZATION

Since May 2006, the Company’s board of directors has approved four common share repurchase authorizations, for a cumulative authorization of up to $16 billion of shares of the Company’s common stock.  Under these authorizations, the most recent of which totaled $6 billion and was approved by the board of directors in October 2009, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, catastrophe losses, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  During the three months and nine months ended September 30, 2010, the Company repurchased 11.8 million and 66.8 million shares, respectively, under its share repurchase authorization, for a total cost of approximately $600 million and $3.40 billion, respectively.  The average cost per share repurchased was $50.73 and $50.92, respectively.  At September 30, 2010, the Company had $3.11 billion of capacity remaining under the share repurchase authorization.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.              CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, after-tax)	2010	2009	2010	2009

Net income	$1,005	$935	$2,322	$2,337
Change in net unrealized gain (loss) on investment securities:
Having no credit losses recognized in the consolidated statement of income	585	1,322	1,061	2,348
Having credit losses recognized in the consolidated statement of income	24	50	68	103
Other changes	73	27	24	177
Total changes in equity from nonowner sources	$1,687	$2,334	$3,475	$4,965

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2010	2009	2010	2009

Basic
Net income, as reported	$1,005	$935	$2,322	$2,337
Preferred stock dividends	(1)	(1)	(2)	(3)
Participating share-based awards — allocated income	(8)	(6)	(18)	(16)
Net income available to common shareholders — basic	$996	$928	$2,302	$2,318

Diluted
Net income available to common shareholders	$996	$928	$2,302	$2,318
Effect of dilutive securities:
Performance shares	1	1	1	1
Convertible preferred stock	1	1	2	3
Zero coupon convertible notes	—	—	—	1
Net income available to common shareholders — diluted	$998	$930	$2,305	$2,323

Common shares
Basic
Weighted average shares outstanding	465.9	558.4	486.1	572.8

Diluted
Weighted average shares outstanding	465.9	558.4	486.1	572.8
Weighted average effects of dilutive securities:
Stock options and performance shares	4.4	3.7	4.4	2.1
Convertible preferred stock	1.7	2.0	1.8	2.1
Zero coupon convertible notes	—	—	—	0.5
Total	472.0	564.1	492.3	577.5

Net Income per Common Share
Basic	$2.14	$1.66	$4.73	$4.05
Diluted	$2.11	$1.65	$4.68	$4.02

10.          SHARE-BASED INCENTIVE COMPENSATION

The following presents information for fully vested stock option awards at September 30, 2010:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	20,707,939	$46.36	3.5 Years	$136
Exercisable at end of period	17,032,080	$46.32	2.6 Years	$116

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                    SHARE-BASED INCENTIVE COMPENSATION, Continued

The total compensation cost recognized in earnings for all share-based incentive compensation awards was $27 million for each of the three months ended September 30, 2010 and 2009, respectively, and $98 million and $92 million for the nine months ended September 30, 2010 and 2009, respectively.  The related tax benefit recognized in the consolidated statement of income was $0 and $9 million for the three months ended September 30, 2010 and 2009, respectively, and $25 million and $31 million for the nine months ended September 30, 2010 and 2009, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2010 was $138 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2009 was $111 million, which was expected to be recognized over a weighted-average period of 1.7 years.

11.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

(for the three months ended September 30,	Pension Plans		Postretirement Benefit Plans
in millions)	2010	2009	2010	2009

Net Periodic Benefit Cost:
Service cost	$24	$20	$1	$—
Interest cost on benefit obligation	32	31	4	4
Expected return on plan assets	(46)	(45)	(1)	—
Amortization of unrecognized:
Prior service benefit	—	(1)	—	—
Net actuarial loss	15	5	—	—
Net expense	$25	$10	$4	$4

(for the nine months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2010	2009	2010	2009
Net Periodic Benefit Cost:
Service cost	$72	$60	$1	$—
Interest cost on benefit obligation	96	94	11	13
Expected return on plan assets	(138)	(132)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	(2)	(4)	—	—
Net actuarial loss	45	16	—	—
Net expense	$73	$34	$11	$12

Employer Contributions

In September 2010, the Company made a contribution of $35 million to its pension plan.

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

On March 22, 2010, the Second Circuit issued an opinion in which it found that the notice of the 1986 Orders provided to the remaining objector was insufficient to bar contribution claims by that objector against TPC. On April 5, 2010, TPC filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit, requesting further review of its March 22, 2010 opinion, which was denied on May 25, 2010.  On August 18, 2010, TPC filed a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s March 22, 2010 opinion, and a Petition for a Writ of Mandamus seeking an order from the Supreme Court requiring the Second Circuit to comply with the Supreme Court’s June 18, 2009 ruling in TPC’s favor. The Supreme Court has not yet ruled on the Petitions. The plaintiffs in the Statutory and Hawaii actions and the Common Law Claims actions filed Motions to Compel with the bankruptcy court on September 2, 2010 and September 3, 2010, respectively, arguing that all conditions precedent to the settlements have been met and seeking to require TPC to pay the settlement amounts.  On September 30, 2010, TPC filed an Opposition to the plaintiffs’ Motions to Compel on the grounds that the conditions precedent to the settlements, principally the requirement that all contribution claims be barred, have not been met in light of the Second Circuit’s March 22, 2010 opinion. A hearing on the Motions to Compel is scheduled for October 21, 2010.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Other Proceedings

Broker Anti-Trust Litigation — In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  All defendants moved to dismiss the complaint for failure to state a claim.  After giving plaintiffs multiple opportunities to replead, the court dismissed the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the district court’s decisions to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed the district court’s dismissal of all Sherman Act and RICO claims against certain defendants, including the Company, except for Sherman Act and RICO claims involving the sale of excess casualty insurance through one defendant broker, as well as all state law claims, which they remanded to the district court for further proceedings. On October 1, 2010, defendants, including the Company, filed renewed motions to dismiss the remanded claims. The Company continues to believe that these claims are without merit and intends to defend them vigorously.

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

Gain Contingency

On August 20, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for the Company, awarding it $251 million (after taking into account a settlement with one of the defendants), plus pre-judgment interest in the amount of $166 million.  United States Fidelity and Guaranty Company is a subsidiary of the Company.  The $251 million awarded by the court represents the amount owed to the Company under the terms of the reinsurance agreements and is reported as part of reinsurance recoverables in the Company’s consolidated balance sheet. The interest awarded by the Court is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements. When the judgment is entered by the court, post-judgment interest will accrue at the rate of 9 percent (without compounding) on the entire award of $417 million.  The summary judgment ruling, including the award of interest, is subject to appeal. The Company intends to vigorously pursue collection of the amounts awarded in the court’s ruling.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests. These commitments were $1.28 billion and $1.32 billion at September 30, 2010 and December 31, 2009, respectively.

Guarantees

The Company has contingent obligations for guarantees related to letters of credit, issuance of debt securities, certain investments, third-party loans related to certain investments and various indemnifications, including those related to the sale of business entities.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.  At September 30, 2010, the maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $84 million, approximately $40 million of which would be recoverable from a third party.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 12 months following the applicable closing date to the expiration of the relevant statutes of limitations, although in some cases there may be other agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of business entities that are quantifiable was $1.34 billion at September 30, 2010, of which $12 million was recognized on the balance sheet at that date.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following interim consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These interim consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.20 billion at September 30, 2010.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,653	$1,769	$—	$—	$5,422
Net investment income	488	244	3	—	735
Fee income	63	1	—	—	64
Net realized investment gains	8	188	30	—	226
Other revenues	31	5	—	(1)	35

Total revenues	4,243	2,207	33	(1)	6,482

Claims and expenses
Claims and claim adjustment expenses	2,161	1,052	—	—	3,213
Amortization of deferred acquisition costs	648	318	—	—	966
General and administrative expenses	569	265	3	—	837
Interest expense	18	—	78	(1)	95

Total claims and expenses	3,396	1,635	81	(1)	5,111

Income (loss) before income taxes	847	572	(48)	—	1,371
Income tax expense (benefit)	218	158	(10)	—	366
Equity in net income of subsidiaries	—	—	1,043	(1,043)	—

Net income	$629	$414	$1,005	$(1,043)	$1,005

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$5	$3	$—	$—	$8
Portion recognized in accumulated other changes in equity from nonowner sources	(9)	(5)	—	—	(14)

Other-than-temporary impairment losses	(4)	(2)	—	—	(6)
Other net realized investment gains	12	190	30	—	232

Net realized investment gains	$8	$188	$30	$—	$226

(1)                     The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,653	$1,768	$—	$—	$5,421
Net investment income	524	233	6	—	763
Fee income	74	(2)	—	—	72
Net realized investment gains (losses)	12	(11)	28	—	29
Other revenues	36	7	—	(1)	42

Total revenues	4,299	1,995	34	(1)	6,327

Claims and expenses
Claims and claim adjustment expenses	2,084	1,039	—	—	3,123
Amortization of deferred acquisition costs	646	321	—	—	967
General and administrative expenses	580	301	8	—	889
Interest expense	18	—	81	(1)	98

Total claims and expenses	3,328	1,661	89	(1)	5,077

Income (loss) before income taxes	971	334	(55)	—	1,250
Income tax expense (benefit)	244	85	(14)	—	315
Equity in net income of subsidiaries	—	—	976	(976)	—

Net income	$727	$249	$935	$(976)	$935

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(16)	$(26)	$(1)	$—	$(43)
Portion recognized in accumulated other changes in equity from nonowner sources	4	20	—	—	24

Other-than-temporary impairment losses	(12)	(6)	(1)	—	(19)
Other net realized investment gains (losses)	24	(5)	29	—	48

Net realized investment gains (losses)	$12	$(11)	$28	$—	$29

(1)                     The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$10,786	$5,206	$—	$—	$15,992
Net investment income	1,524	717	9	—	2,250
Fee income	218	1	—	—	219
Net realized investment gains	37	177	6	—	220
Other revenues	86	14	—	(1)	99

Total revenues	12,651	6,115	15	(1)	18,780

Claims and expenses
Claims and claim adjustment expenses	6,663	3,357	—	—	10,020
Amortization of deferred acquisition costs	1,893	952	—	—	2,845
General and administrative expenses	1,709	796	11	—	2,516
Interest expense	55	—	236	(1)	290

Total claims and expenses	10,320	5,105	247	(1)	15,671

Income (loss) before income taxes	2,331	1,010	(232)	—	3,109
Income tax expense (benefit)	565	273	(51)	—	787
Equity in net income of subsidiaries	—	—	2,503	(2,503)	—

Net income	$1,766	$737	$2,322	$(2,503)	$2,322

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$10	$(1)	$—	$—	$9
Portion recognized in accumulated other changes in equity from nonowner sources	(19)	(10)	—	—	(29)

Other-than-temporary impairment losses	(9)	(11)	—	—	(20)
Other net realized investment gains	46	188	6	—	240

Net realized investment gains	$37	$177	$6	$—	$220

(1)                     The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2009

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$10,868	$5,207	$—	$—	$16,075
Net investment income	1,279	665	19	—	1,963
Fee income	237	(3)	—	—	234
Net realized investment losses	(76)	(91)	(5)	—	(172)
Other revenues	107	19	—	(2)	124

Total revenues	12,415	5,797	14	(2)	18,224

Claims and expenses
Claims and claim adjustment expenses	6,441	3,207	—	—	9,648
Amortization of deferred acquisition costs	1,914	950	—	—	2,864
General and administrative expenses	1,640	852	18	—	2,510
Interest expense	55	—	231	(2)	284

Total claims and expenses	10,050	5,009	249	(2)	15,306

Income (loss) before income taxes	2,365	788	(235)	—	2,918
Income tax expense (benefit)	545	165	(129)	—	581
Equity in net income of subsidiaries	—	—	2,443	(2,443)	—

Net income	$1,820	$623	$2,337	$(2,443)	$2,337

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(174)	$(127)	$(1)	$—	$(302)
Portion recognized in accumulated other changes in equity from nonowner sources	32	37	—	—	69

Other-than-temporary impairment losses	(142)	(90)	(1)	—	(233)
Other net realized investment gains (losses)	66	(1)	(4)	—	61

Net realized investment losses	$(76)	$(91)	$(5)	$—	$(172)

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At September 30, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (including $210 subject to securities lending) (amortized cost $61,028)	$44,338	$21,068	$21	$—	$65,427
Equity securities, available for sale, at fair value (cost $374)	197	249	60	—	506
Real estate	1	842	—	—	843
Short-term securities	1,415	775	2,791	—	4,981
Other investments	1,935	924	101	—	2,960

Total investments	47,886	23,858	2,973	—	74,717

Cash	136	160	2	—	298
Investment income accrued	514	257	—	—	771
Premiums receivable	3,832	1,864	—	—	5,696
Reinsurance recoverables	7,927	4,133	—	—	12,060
Ceded unearned premiums	752	200	—	—	952
Deferred acquisition costs	1,581	259	—	—	1,840
Contractholder receivables	4,189	1,328	—	—	5,517
Goodwill	2,411	954	—	—	3,365
Other intangible assets	334	188	—	—	522
Investment in subsidiaries	—	—	29,566	(29,566)	—
Other assets	1,724	679	60	(47)	2,416

Total assets	$71,286	$33,880	$32,601	$(29,613)	$108,154

Liabilities
Claims and claim adjustment expense reserves	$33,991	$17,982	$—	$—	$51,973
Unearned premium reserves	7,731	3,541	—	—	11,272
Contractholder payables	4,189	1,328	—	—	5,517
Payables for reinsurance premiums	307	246	—	—	553
Deferred tax liability	97	—	(35)	—	62
Debt	1,189	9	5,101	(47)	6,252
Other liabilities	3,826	1,160	244	—	5,230

Total liabilities	51,330	24,266	5,310	(47)	80,859

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	—	—	70	—	70
Common stock (1,748.6 shares authorized; 460.5 shares issued and outstanding)	—	391	19,980	(391)	19,980
Additional paid-in capital	11,214	6,955	—	(18,169)	—
Retained earnings	6,666	1,410	18,114	(8,072)	18,118
Accumulated other changes in equity from nonowner sources	2,076	858	2,372	(2,934)	2,372
Treasury stock, at cost (267.4 shares)	—	—	(13,245)	—	(13,245)

Total shareholders’ equity	19,956	9,614	27,291	(29,566)	27,295

Total liabilities and shareholders’ equity	$71,286	$33,880	$32,601	$(29,613)	$108,154

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

(1)                        The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,766	$737	$2,322	$(2,503)	$2,322
Net adjustments to reconcile net income to net cash provided by operating activities	191	(548)	2,596	(2,169)	70

Net cash provided by operating activities	1,957	189	4,918	(4,672)	2,392

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,507	1,364	10	—	3,881
Proceeds from sales of investments:
Fixed maturities	2,045	1,236	—	—	3,281
Equity securities	30	127	—	—	157
Real estate	—	10	—	—	10
Other investments	213	213	—	—	426
Purchases of investments:
Fixed maturities	(3,212)	(1,947)	(8)	—	(5,167)
Equity securities	(3)	(26)	—	—	(29)
Real estate	—	(15)	—	—	(15)
Other investments	(221)	(152)	—	—	(373)
Net sales (purchases) of short-term securities	826	38	(930)	—	(66)
Securities transactions in course of settlement	23	(263)	—	—	(240)
Other	(216)	(4)	—	—	(220)

Net cash provided by (used in) investing activities	1,992	581	(928)	—	1,645

Cash flows from financing activities
Payment of debt	(4)	—	(271)	—	(275)
Dividends paid to shareholders	—	—	(512)	—	(512)
Issuance of common stock — employee share options	—	—	267	—	267
Treasury shares acquired — share repurchase authorization	—	—	(3,441)	—	(3,441)
Treasury shares acquired — net employee share-based compensation	—	—	(40)	—	(40)
Excess tax benefits from share-based payment arrangements	—	—	6	—	6
Dividends paid to parent company	(3,952)	(721)	—	4,673	—
Capital contributions, loans and other transactions between subsidiaries	11	(12)	2	(1)	—

Net cash used in financing activities	(3,945)	(733)	(3,989)	4,672	(3,995)

Effect of exchange rate changes on cash	—	1	—	—	1

Net increase in cash	4	38	1	—	43
Cash at beginning of year	132	122	1	—	255

Cash at end of period	$136	$160	$2	$—	$298

Supplemental disclosure of cash flow information
Income taxes paid (received)	$399	$186	$(74)	$—	$511
Interest paid	$65	$—	$198	$—	$263

(1)                        The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2009

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,820	$623	$2,337	$(2,443)	$2,337
Net adjustments to reconcile net income to net cash provided by operating activities	371	424	(103)	175	867

Net cash provided by operating activities	2,191	1,047	2,234	(2,268)	3,204

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,997	1,741	31	—	3,769
Proceeds from sales of investments:
Fixed maturities	1,016	1,186	4	—	2,206
Equity securities	6	31	—	—	37
Other investments	164	53	—	—	217
Purchases of investments:
Fixed maturities	(3,201)	(3,149)	—	—	(6,350)
Equity securities	—	(22)	—	—	(22)
Real estate	—	(12)	—	—	(12)
Other investments	(169)	(93)	—	—	(262)
Net sales (purchases) of short-term securities	(824)	(92)	(429)	—	(1,345)
Securities transactions in course of settlement	495	93	—	—	588
Other	(255)	(16)	—	—	(271)

Net cash used in investing activities	(771)	(280)	(394)	—	(1,445)

Cash flows from financing activities
Payment of debt	(2)	—	(141)	—	(143)
Issuance of debt	—	—	494	—	494
Dividends paid to shareholders	—	—	(518)	—	(518)
Issuance of common stock — employee share options	—	—	76	—	76
Treasury shares acquired — share repurchase authorization	—	—	(1,720)	—	(1,720)
Treasury shares acquired — net employee share-based compensation	—	—	(29)	—	(29)
Excess tax benefits from share-based payment arrangements	—	—	4	—	4
Dividends paid to parent company	(1,456)	(814)	—	2,270	—
Capital contributions, loans and other transactions between subsidiaries	—	—	2	(2)	—

Net cash used in financing activities	(1,458)	(814)	(1,832)	2,268	(1,836)

Effect of exchange rate changes on cash	—	13	—	—	13

Net increase (decrease) in cash	(38)	(34)	8	—	(64)
Cash at beginning of year	183	167	—	—	350

Cash at end of period	$145	$133	$8	$—	$286

Supplemental disclosure of cash flow information
Income taxes paid (received)	$600	$154	$(181)	$—	$573
Interest paid	$65	$—	$183	$—	$248

(1)                        The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

FINANCIAL HIGHLIGHTS

2010 Third Quarter Consolidated Results of Operations

•                   Net income of $1.01 billion, or $2.14 per share basic and $2.11 per share diluted

•                   Net earned premiums of $5.42 billion

•                   Catastrophe losses of $117 million pretax ($77 million after-tax)

•                   Pretax net favorable prior year reserve development of $222 million ($147 million after-tax)

•                   GAAP combined ratio of 90.6%

•                   Pretax net investment income of $735 million ($597 million after-tax)

2010 Third Quarter Consolidated Financial Condition

•                   Total investments of $74.72 billion; fixed maturities and short-term securities comprise 94% of total investments

•                   Total assets of $108.15 billion

•                   Total debt of $6.25 billion, resulting in a debt-to-total capital ratio of 18.6% (20.5% excluding net unrealized investment gains (losses), net of tax)

•                   Repurchased 11.8 million common shares for total cost of $600 million under share repurchase authorization

•                   Shareholders’ equity of $27.30 billion; book value per common share of $59.11, up 15% from September 30, 2009

•                   Holding company liquidity of $2.82 billion

CONSOLIDATED OVERVIEW

The Company provides a wide range of property and casualty insurance products and services to businesses, government units, associations and individuals, primarily in the United States and in selected international markets.

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2010	2009	2010	2009

Revenues
Premiums	$5,422	$5,421	$15,992	$16,075
Net investment income	735	763	2,250	1,963
Fee income	64	72	219	234
Net realized investment gains (losses)	226	29	220	(172)
Other revenues	35	42	99	124

Total revenues	6,482	6,327	18,780	18,224

Claims and expenses
Claims and claim adjustment expenses	3,213	3,123	10,020	9,648
Amortization of deferred acquisition costs	966	967	2,845	2,864
General and administrative expenses	837	889	2,516	2,510
Interest expense	95	98	290	284

Total claims and expenses	5,111	5,077	15,671	15,306

Income before income taxes	1,371	1,250	3,109	2,918
Income tax expense	366	315	787	581

Net income	$1,005	$935	$2,322	$2,337

Net income per share
Basic	$2.14	$1.66	$4.73	$4.05

Diluted	$2.11	$1.65	$4.68	$4.02

GAAP combined ratio
Loss and loss adjustment expense ratio	58.7%	57.0%	61.9%	59.4%
Underwriting expense ratio	31.9	32.7	32.1	31.8

GAAP combined ratio	90.6%	89.7%	94.0%	91.2%

Incremental impact of direct to consumer initiative on GAAP combined ratio	0.9%	0.6%	0.7%	0.6%

The Company’s discussions of net income and segment operating income included in the following discussion are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $2.11 in the third quarter of 2010 increased by 28% over the same period of 2009, due to a 7% increase in reported net income and the favorable impact of common share repurchases over the previous twelve months.  Net income of $1.01 billion in the third quarter of 2010 increased by $70 million over the same period of 2009, primarily reflecting the impact of an increase in net realized investment gains and a decline in catastrophe losses, partially offset by decreases in net favorable prior year reserve development and net investment income.  In addition, net income in the third quarter of 2009 benefited from the favorable re-estimation of the current year loss ratio for the first two quarters of 2009 (primarily in the Business Insurance segment) that was recorded in the third quarter of 2009, which reflected better than expected frequency trends in the first two quarters of 2009.  Catastrophe losses in the third quarters of 2010 and 2009 totaled $117 million and $158 million, respectively.  Net favorable prior year reserve development in the third quarters of 2010 and 2009 totaled $222 million and $309 million, respectively.

Diluted net income per share of $4.68 in the first nine months of 2010 increased by 16% over the same period of 2009, despite a decrease in reported net income, which also reflected the favorable impact of common share repurchases over the previous twelve months.  Net income of $2.32 billion in the first nine months of 2010 was $15 million lower than in the same period of 2009, primarily reflecting the impact of an increase in catastrophe losses, largely offset by net realized investment gains (versus net realized investment losses in the first nine months of 2009) and increases in both net investment income and net favorable prior year reserve development.  Catastrophe losses in the first nine months of 2010 and 2009 totaled $1.03 billion and $441 million, respectively.  Net favorable prior year reserve development in the first nine months of 2010 and 2009 totaled $900 million and $828 million, respectively.  Net income in the first nine months of 2009 also reflected a reduction in income tax expense of $88 million resulting from the favorable resolution of various prior year tax matters and an $87 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in 2008.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2010 totaled $5.42 billion, level with the same 2009 period.  In the first nine months of 2010, earned premiums of $15.99 billion were $83 million, or less than 1%, lower than the same 2009 period.  In the Business Insurance segment, earned premiums in the third quarter and first nine months of 2010 declined 1% and 3%, respectively, from the same periods of 2009.  In the Financial, Professional & International Insurance segment, earned premiums in the third quarter and first nine months of 2010 declined 5% and increased 1%, respectively, compared with the same periods of 2009.  In the Personal Insurance segment, earned premiums in the third quarter and first nine months of 2010 increased 4% and 3%, respectively, over the same periods of 2009.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009

Average investments (a)	$70,929	$73,515	$71,718	$72,991
Pretax net investment income	735	763	2,250	1,963
After-tax net investment income	597	616	1,824	1,637
Average pretax yield (b)	4.1%	4.2%	4.2%	3.6%
Average after-tax yield (b)	3.4%	3.4%	3.4%	3.0%

(a)                   Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses.

Net investment income of $735 million in the third quarter of 2010 was $28 million, or 4%, lower than in the same period of 2009, primarily driven by a decline in investment income from fixed maturity investments.  This decline in investment income from the fixed maturity portfolio primarily resulted from lower long-term reinvestment yields available in the market, as well as a lower level of average invested fixed maturity investments.  Non-fixed maturity investments generated net investment income of $65 million in the third quarter of 2010, compared with $63 million in the third quarter of 2009.  In the first nine months of 2010, net investment income of $2.25 billion was $287 million, or 15%, higher than in the same period of 2009.  Non-fixed maturity investments generated net investment income of $220 million in the first nine months of 2010, compared with negative net investment income of $145 million in the same period of 2009.  The increase in net investment income from non-fixed maturity investments in 2010 reflected improved investment market conditions.  Through the first nine months of 2010, investment income from fixed maturity investments declined $77 million compared with the same period of 2009. This decline in investment income from the fixed maturity portfolio primarily resulted from lower long-term reinvestment yields available in the market.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $8 million and $15 million declines in fee income in the third quarter and first nine months of 2010, respectively, compared with the same periods of 2009 are described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$8	$(43)	$9	$(302)
Portion recognized in accumulated other changes in equity from nonowner sources	(14)	24	(29)	69

Other-than-temporary impairment losses	(6)	(19)	(20)	(233)
Other net realized investment gains	232	48	240	61

Net realized investment gains (losses)	$226	$29	$220	$(172)

Other-Than-Temporary Impairment Losses on Investments — In the third quarter of 2010, impairments included in net income totaled $6 million.  In the prior year quarter, impairments included in net income totaled $19 million.  Impairments in the fixed maturity portfolio in the third quarter of 2009 totaled $18 million, which included $7 million of impairments related to structured mortgage securities, $6 million related to various issuers’ deteriorated financial position and $5 million related to securities with respect to which the Company had the intent to sell.  Impairments in the third quarter of 2009 also included $1 million related to other investments.

Through the first nine months of 2010, impairments included in net income totaled $20 million.  In the first nine months of 2009, impairments included in net income totaled $233 million.  Impairments in the fixed maturity portfolio in the first nine months of 2009 totaled $148 million, which included $65 million of impairments related to structured mortgage securities, $66 million related to various issuers’ deteriorated financial position and $17 million related to fixed maturity investments that the Company had the intent to sell.  Equity impairments in the first nine months of 2009 were $79 million, the majority of which were related to issuers in the financial industry.  Impairments in the first nine months of 2009 also included $6 million related to other investments.

Other Net Realized Investment Gains (Losses) — Other net realized investment gains in the third quarter of 2010 totaled $232 million.  In September 2010, the Company sold substantially all of its remaining common stock holdings in Verisk Analytics, Inc. (Verisk) for total proceeds of approximately $230 million as part of the secondary public offering of Verisk.  The Company recorded a pretax realized investment gain of $205 million on this sale in the third quarter of 2010.  The 2010 third quarter total also included $30 million of net realized investment gains related to the Company’s holdings of stock purchase warrants of a publicly held company and $29 million of net realized investment gains related to fixed maturity investments. These gains were partially offset by $19 million of net realized investment losses related to U.S. Treasury futures contracts which are used to shorten the duration of the Company’s fixed maturity portfolio and $11 million of net realized investment losses related to foreign currency exchange. In the third quarter of 2009, other net realized investment gains totaled $48 million, which included $37 million of net realized investment gains related to fixed maturity investments and $29 million of net realized investment gains related to the Company’s holdings of stock purchase warrants of a publicly held company.  Also included in the third quarter 2009 total were net realized investment losses of $11 million related to U.S. Treasury futures contracts and $6 million of net realized investment losses related to transactions associated with a subsidiary sold in 2008.

Through the first nine months of 2010, other net realized investment gains totaled $240 million, which included the Verisk gain described above, as well as $75 million of net realized investment gains related to fixed maturity investments, $15 million of net realized investment gains related to equity securities and $6 million of net realized investment gains related to the Company’s holdings of stock purchase warrants of a publicly held company.  These net realized investment gains were partially offset by $52 million of net realized investment losses related to U.S. Treasury futures contracts and $10 million of net realized investment losses related to foreign currency exchange.  Other net realized investment gains for the first nine months of 2009 were $61 million, which included $65 million of net realized investment gains related to fixed maturity investments, $21 million of net realized investment losses related to foreign exchange and $14 million of net realized investment gains associated with the U.S. Treasury futures contracts discussed above.

Claims and Expenses

Claims and claim adjustment expenses totaled $3.21 billion in the third quarter of 2010, $90 million, or 3%, higher than in the third quarter of 2009.  The 2010 total included $222 million of net favorable prior year reserve development and $117 million of catastrophe losses, whereas the 2009 third quarter total included $309 million of net favorable prior year reserve development and $158 million of catastrophe losses.  Catastrophe losses in the third quarters of both 2010 and 2009 primarily resulted from several severe wind and hail storms.

In the first nine months of 2010, claims and claim adjustment expenses totaled $10.02 billion, an increase of $372 million, or 4%, over the total in the same period of 2009. The 2010 total included $1.03 billion of catastrophe losses and $900 million of net favorable prior year reserve development, whereas the comparable 2009 total included $441 million of catastrophe losses and $828 million of net favorable prior year reserve development.  In addition to the storms described above with respect to the third quarter, catastrophe losses in the first nine months of 2010 also included losses from severe winter storms in the first quarter of the year and severe wind and hail storms in the second quarter of the year.

The Company’s three business segments each experienced net favorable prior year reserve development in the third quarter and first nine months of both 2010 and 2009.  In the Business Insurance segment, net favorable prior year reserve development in the third quarter and first nine months of 2010 totaled $102 million and $647 million, compared with $262 million and $660 million in the respective periods of 2009.  In the Financial, Professional & International Insurance segment, net favorable prior year reserve development in the third quarter and first nine months of 2010 totaled $97 million and $203 million, compared with $25 million and $48 million in the respective periods of 2009. In the Personal Insurance segment, net favorable prior year reserve development in the third quarter and first nine months of 2010 totaled $23 million and $50 million, compared with $22 million and $120 million in the respective periods of 2009.  Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in more detail in the segment discussions that follow.

The amortization of deferred acquisition costs totaled $966 million and $2.85 billion in the third quarter and first nine months of 2010, respectively, compared with $967 million and $2.86 billion in the respective periods of 2009, consistent with earned premium levels in all periods.

General and administrative expenses totaled $837 million in the third quarter of 2010, a decrease of $52 million, or 6%, from the total in the same period of 2009.  The decline in expenses in the third quarter of 2010 was concentrated in the Business Insurance segment.  In the first nine months of 2010, general and administrative expenses totaled $2.52 billion, an increase of $6 million, or less than 1%, over the same period of 2009.  The 2009 total included a reduction of $87 million in the estimate of property windpool assessments related to Hurricane Ike due to a decline in estimated insurance industry losses related to Hurricane Ike. Excluding that adjustment in 2009, general and administrative expenses in the first nine months of 2010 were $81 million, or 3%, lower than in the same period of 2009, with the decline concentrated in the Business Insurance segment.

Interest Expense

Interest expense of $95 million in the third quarter of 2010 was $3 million lower than in the same period of 2009, reflecting a lower average level of debt outstanding in the third quarter of 2010 due to debt maturities.  In the first nine months of 2010, interest expense totaled $290 million, an increase of $6 million, or 2%, over interest expense of $284 million in the same period of 2009, reflecting a higher average level of debt outstanding in the first nine months of 2010.

GAAP Combined Ratio

The consolidated GAAP combined ratio of 90.6% in the third quarter of 2010 was 0.9 points higher than the consolidated GAAP combined ratio of 89.7% in the same 2009 period.  The consolidated GAAP combined ratio of 94.0% in the first nine months of 2010 was 2.8 points higher than the consolidated GAAP combined ratio of 91.2% in the same 2009 period.

The consolidated loss and loss adjustment expense ratio of 58.7% in the third quarter of 2010 was 1.7 points higher than the loss and loss adjustment expense ratio of 57.0% in the same 2009 period.  The 2010 and 2009 third quarter consolidated loss and loss adjustment expense ratios included 4.1 point and 5.7 point benefits from net favorable prior year reserve development, respectively.  Catastrophe losses accounted for 2.2 points and 2.9 points of the 2010 and 2009 third quarter loss and loss adjustment expense ratios, respectively.  The consolidated loss and loss adjustment expense ratios excluding catastrophe losses and prior year reserve development for the third quarter of 2010 was 0.8 points higher than the 2009 third quarter ratio on the same basis.  The consolidated loss and loss adjustment expense ratio reported in the third quarter of 2009 benefited from the favorable re-estimation of the current year loss ratio for the first two quarters of 2009 (primarily in the Business Insurance segment) that was recorded in the third quarter of 2009, which reflected better than expected frequency trends in the first two quarters of 2009.  The 2010 third quarter consolidated loss and loss adjustment expense ratio also reflected the impact of loss cost trends continuing to modestly outpace earned rate increases in the Business Insurance segment.

The consolidated loss and loss adjustment expense ratio of 61.9% in the first nine months of 2010 was 2.5 points higher than the loss and loss adjustment expense ratio of 59.4% in the same 2009 period.  The 2010 and 2009 consolidated loss and loss adjustment expense ratios included 5.6 point and 5.1 point benefits from net favorable prior year reserve development, respectively.  Catastrophe losses accounted for 6.4 points and 2.7 points of the 2010 and 2009 nine-month loss and loss adjustment expense ratios, respectively.  Through the first nine months of 2010, the adjusted loss and loss adjustment expense ratio was 0.7 points lower than the adjusted ratio for the same period of 2009.  The improvement in the adjusted year-to-date 2010 loss ratio was concentrated in the Personal Insurance and Financial, Professional & International Insurance segments and reflected earned rate increases outpacing loss cost trends.  The consolidated loss and loss adjustment expense ratios reported in the third quarter and first nine months of 2009 did not reflect the favorable re-estimation of the 2009 loss and loss adjustment expense ratio (primarily in the Business Insurance segment) that occurred in the fourth quarter of 2009.

The consolidated underwriting expense ratio of 31.9% for the third quarter of 2010 was 0.8 points lower than the third quarter 2009 consolidated underwriting expense ratio of 32.7%, primarily reflecting lower expenses in the Business Insurance segment.  Through the first nine months of 2010, the consolidated underwriting expense ratio of 32.1% was 0.3 points higher than the consolidated underwriting expense ratio of 31.8% in the same period of 2009.  The year-to-date 2009 consolidated underwriting expense ratio reflected a 0.5 point benefit resulting from the reduction in the estimate of property windpool assessments related to Hurricane Ike.  Excluding that factor in 2009, the year-to-date consolidated underwriting expense ratio in 2010 was 0.2 points lower than in 2009, reflecting lower expenses.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Business Insurance	$3,027	$3,029	$9,141	$9,369
Financial, Professional & International Insurance	852	918	2,665	2,735
Personal Insurance	2,125	1,988	5,975	5,663

Total	$6,004	$5,935	$17,781	$17,767

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Business Insurance	$2,651	$2,611	$8,280	$8,387
Financial, Professional & International Insurance	808	870	2,378	2,347
Personal Insurance	2,003	1,859	5,743	5,414

Total	$5,462	$5,340	$16,401	$16,148

Gross and net written premiums in the third quarter of 2010 increased 1% and 2%, respectively, over the same 2009 period. Increases in net written premiums in the Personal Insurance and Business Insurance segments were partially offset by a decline in the Financial, Professional & International Insurance segment.  New business volume in the Business Insurance and Personal Insurance segments in the third quarter of 2010 increased over the same period of 2009, but declined in the Financial, Professional & International Insurance segment.  Retention rates remained strong across all business segments.  The impact of renewal rate changes on premiums remained positive in the Personal Insurance and Financial, Professional & International Insurance segments, but was slightly negative in the Business Insurance segment.

In the first nine months of 2010, gross written premiums were slightly higher than in the same period of 2009, and net written premiums increased by 2% over the same period of 2009.  The difference in changes between gross and net written premiums in the first nine months of 2010 was concentrated in the Financial, Professional & International Insurance segment, largely due to lower reinsurance costs and changes in the structure of the Company’s reinsurance during the first quarter that directionally aligned retentions in the Company’s International business with its U.S. practices.  The impact of new business volume, retention rates and renewal rate changes on net written premiums for the first nine months of 2010 was consistent with that described above for the third quarter.

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

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009

Revenues
Earned premiums	$2,736	$2,768	$8,027	$8,295
Net investment income	514	529	1,579	1,335
Fee income	64	72	219	234
Other revenues	10	14	23	32

Total revenues	$3,324	$3,383	$9,848	$9,896

Total claims and expenses	$2,594	$2,473	$7,612	$7,594

Operating income	$543	$668	$1,677	$1,775

Loss and loss adjustment expense ratio	60.5%	53.5%	59.6%	56.3%
Underwriting expense ratio	31.6	33.0	32.2	32.1

GAAP combined ratio	92.1%	86.5%	91.8%	88.4%

Overview

Operating income of $543 million in the third quarter of 2010 was $125 million, or 19%, lower than in the same period of 2009, primarily driven by a decline in net favorable prior year reserve development, partially offset by lower catastrophe losses.  In addition, operating income in the third quarter of 2009 benefited from the favorable re-estimation of the current year loss ratio for the first two quarters of 2009 that was recorded in the third quarter of 2009, which reflected better than expected frequency trends in the first two quarters of 2009.  Net favorable prior year reserve development totaled $102 million in the third quarter of 2010, compared with $262 million in the same period of 2009.  Catastrophe losses in the third quarter of 2010 totaled $53 million, compared with $86 million in the same period of 2009.  In the first nine months of 2010, operating income totaled $1.68 billion, a decrease of $98 million, or 6%, from the same period of 2009, primarily driven by an increase in catastrophe losses, partially offset by an increase in net investment income.  In addition, operating income in the first nine months of 2009 included benefits of $41 million from the favorable resolution of various prior year tax matters and a $38 million reduction in the estimate of property windpool assessments related to Hurricane Ike.  Catastrophe losses in the first nine months of 2010 totaled $367 million, compared with $157 million in the same period of 2009.  Net favorable prior year reserve development in the first nine months of 2010 totaled $647 million, compared with $660 million in the same period of 2009.

Earned Premiums

Earned premiums of $2.74 billion in the third quarter of 2010 decreased $32 million, or 1%, from the same period of 2009.  In the first nine months of 2010, earned premiums of $8.03 billion were 3% lower than in the same period of 2009.  The declines in both periods of 2010 were primarily attributable to reduced insured exposures due to lower levels of economic activity.

Net Investment Income

Net investment income in the third quarter of 2010 decreased by $15 million from the same period of 2009.  In the first nine months of 2010, net investment income increased by $244 million over the same period of 2009.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income compared with the third quarter and first nine months of 2009.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the third quarter and first nine months of 2010 decreased by $8 million and $15 million, respectively, compared to the same 2009 periods, primarily reflecting lower serviced premium and claim volume due to the de-population of workers’ compensation residual market pools, the impact of both lower claim volume and lower loss costs (as fees are based either on the number of claims serviced or as a percentage of losses) driven by workers’ compensation reforms and overall lower claim frequency.  Lower new business volume due to lower levels of economic activity and increased competition also contributed to the lack of growth in fee income in recent quarters.

Claims and Expenses

Claims and claim adjustment expenses in the third quarter of 2010 totaled $1.68 billion, an increase of $175 million, or 12%, over the same 2009 period, primarily reflecting a decline in net favorable prior year reserve development.  Claims and claim adjustment expenses in the first nine months of 2010 totaled $4.89 billion, an increase of $117 million, or 2%, over the same 2009 period, primarily reflecting an increase in catastrophe losses.  Net favorable prior year reserve development in the third quarter and first nine months of 2010 totaled $102 million and $647 million, respectively, compared with net favorable prior year reserve development of $262 million and $660 million in the respective periods of 2009.  Catastrophe losses in the third quarter and first nine months of 2010 totaled $53 million and $367 million, respectively, compared with $86 million and $157 million in the respective periods of 2009.  Catastrophe losses in the third quarter and first nine months of both 2010 and 2009 primarily resulted from several severe wind and hail storms.  Catastrophe losses in the first nine months of 2010 also included losses from severe winter storms in the first quarter of the year.

Net favorable prior year reserve development in the third quarter of 2010 was driven by better than expected loss results in the general liability, workers’ compensation, property and commercial automobile product lines for multiple accident years.  The general liability product line improvement was concentrated in excess coverages and reflected a favorable litigation environment.  Net favorable prior year reserve development in the workers’ compensation product line was concentrated in the 2002-2005 accident years and resulted from lower than expected claim frequency and better than expected loss emergence.  The property product line improvement primarily occurred in the 2009 accident year as a result of better than expected claim emergence trends in the Industry-Focused Underwriting and Target Risk Underwriting groups.  The Company believes that the improvement in the commercial automobile product line, which occurred primarily in the 2009 accident year, resulted from the economic downturn causing fewer vehicles to be on the road and fewer miles being driven, leading to lower than expected frequency and severity of losses.  The net favorable prior year reserve development in these product lines was partially offset by a $140 million increase to asbestos reserves in the third quarter, which is discussed in further detail in the “Asbestos Claims and Litigation” section herein.  Net favorable prior year reserve development in the first nine months of 2010 reflected the same factors described above for the third quarter.  In addition, better than expected loss results in this segment in recent years resulted in a favorable re-estimation of reserves for unallocated loss adjustment expenses in the second quarter of 2010.  The Company also recorded a $35 million increase to environmental reserves in the second quarter, which is discussed in further detail in the “Environmental Claims and Litigation” sections herein.

Net favorable prior year reserve development in the third quarter and the first nine months of 2009 was driven by better than expected loss results primarily concentrated in the general liability, commercial multi-peril, property and commercial automobile product lines for recent accident years.  The general liability and commercial multi-peril product lines experienced better than anticipated loss development that was attributable to several factors, including what the Company believes to be improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.  The property product line improvement primarily occurred in the latter part of the 2008 accident year as a result of better than expected claim emergence trends.  The commercial automobile line of business experienced better than expected loss development that was attributable to what the Company believes were more favorable legal and judicial environments, claim handling initiatives focused on the automobile line of insurance and improvements in auto safety technology.  The net favorable prior year reserve development in these product lines was partially offset by $185 million and $70 million increases to asbestos and environmental reserves, respectively, in the first nine months of 2009.

The amortization of deferred acquisition costs totaled $448 million and $1.31 billion in the third quarter and first nine months of 2010, respectively, compared with $448 million and $1.35 billion in the respective periods of 2009, consistent with earned premium levels in all periods.

General and administrative expenses in the third quarter of 2010 totaled $463 million, $54 million lower than in the same period of 2009.  In the first nine months of 2010, general and administrative expenses of $1.41 billion were $64 million lower than the total in the same period of 2009.  The 2009 year-to-date total included a $38 million reduction in the estimate of property windpool assessments related to Hurricane Ike.  Adjusting for that reduction in 2009, general and administrative expenses in the first nine months of 2010 were $102 million lower than in the same period of 2009.

GAAP Combined Ratio

The GAAP combined ratio of 92.1% in the third quarter of 2010 was 5.6 points higher than the GAAP combined ratio of 86.5% in the same 2009 period.  The GAAP combined ratio of 91.8% in the first nine months of 2010 was 3.4 points higher than the GAAP combined ratio of 88.4% in the same 2009 period.

The loss and loss adjustment expense ratio of 60.5% in the third quarter of 2010 was 7.0 points higher than the third quarter 2009 ratio of 53.5%.  Net favorable prior year reserve development provided 3.8 point and 9.5 point benefits to the loss and loss adjustment expense ratio in the third quarters of 2010 and 2009, respectively. Catastrophe losses in the third quarters of 2010 and 2009 accounted for 2.0 points and 3.1 points of the loss and loss adjustment expense ratio, respectively.  The 2010 third quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 2.4 points higher than the 2009 ratio on the same basis.  The loss ratio reported in the third quarter of 2009 benefited from the favorable re-estimation of the current year loss ratio for the first two quarters of 2009 that was recorded in the third quarter of 2009, which reflected better than expected frequency trends in the first two quarters of 2009.  In addition, the third quarter 2010 loss ratio reflected somewhat reduced underwriting margins related to pricing and loss cost trends.  These factors were partially offset by a decline in unallocated loss adjustment expenses related to lower workers’ compensation claim volume.

In the first nine months of 2010, the loss and loss adjustment expense ratio of 59.6% was 3.3 points higher than the 2009 ratio of 56.3%.  Catastrophe losses in the first nine months of 2010 and 2009 accounted for 4.6 points and 1.9 points of the loss and loss adjustment expense ratio, respectively.  Net favorable prior year reserve development provided 8.1 point and 8.0 point benefits to the loss and loss adjustment expense ratio in the first nine months of 2010 and 2009, respectively.  The loss and loss adjustment expense ratio in the first nine months of 2010 excluding catastrophe losses and prior year reserve development was 0.7 points higher than the 2009 ratio on the same basis.  The loss and loss adjustment expense ratios reported in the third quarter and first nine months of 2009 did not reflect the favorable re-estimation of the 2009 loss and loss adjustment expense ratio that occurred in the fourth quarter of 2009.

The underwriting expense ratio of 31.6% for the third quarter of 2010 was 1.4 points lower than the third quarter 2009 underwriting expense ratio of 33.0%, primarily reflecting lower expenses.  In the first nine months of 2010, the underwriting expense ratio of 32.2% was level with the expense ratio in the same 2009 period.  The underwriting expense ratio in the first nine months of 2009 included a 0.5 point benefit from the reduction in the estimate of windpool assessments described above.  Adjusting for that factor in 2009, the underwriting expense ratio for the first nine months of 2010 was 0.4 points lower than the 2009 underwriting expense ratio.  The improvement in the 2010 adjusted year-to-date expense ratio also reflected lower expenses.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Select Accounts	$683	$677	$2,113	$2,156
Commercial Accounts	722	684	2,086	2,041
National Accounts	253	312	830	1,024
Industry-Focused Underwriting	609	585	1,812	1,832
Target Risk Underwriting	522	533	1,595	1,609
Specialized Distribution	232	232	695	702

Total Business Insurance Core	3,021	3,023	9,131	9,364
Business Insurance Other	6	6	10	5

Total Business Insurance	$3,027	$3,029	$9,141	$9,369

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Select Accounts	$664	$655	$2,082	$2,118
Commercial Accounts	655	609	1,942	1,883
National Accounts	173	197	593	683
Industry-Focused Underwriting	590	564	1,743	1,762
Target Risk Underwriting	342	360	1,223	1,240
Specialized Distribution	222	221	684	690

Total Business Insurance Core	2,646	2,606	8,267	8,376
Business Insurance Other	5	5	13	11

Total Business Insurance	$2,651	$2,611	$8,280	$8,387

In Business Insurance Core, gross written premiums in the third quarter of 2010 were level with the third quarter of 2009, and net written premiums increased by 2% from the third quarter of 2009.  In the first nine months of 2010, gross written premiums decreased by 2% from the same period of 2009, and net written premiums decreased 1% from the first nine months of 2009.  The difference in rates of decline between gross and net written premiums in both periods of 2010 was concentrated in Residual Markets within National Accounts.  A significant portion of gross written premiums for products offered by Residual Markets is ceded to other insurers and residual market pools.  As a result, the decline in gross written premiums did not have a proportional impact on net written premiums.  The increase in net written premiums in the third quarter of 2010 was concentrated in the Commercial Accounts and Industry-Focused Underwriting groups, partially offset by premium declines in the National Accounts and Target Risk Underwriting groups.  The decline in gross and net written premiums in the first nine months of 2010 was driven in large part by lower levels of economic activity in recent quarters that impacted exposure changes at renewal, audit premium adjustments, policy endorsements and mid-term cancellations.

Select Accounts.  Net written premiums of $664 million in the third quarter of 2010 increased 1% over the same period of 2009, driven by continued strong business retention rates and positive renewal premium changes.  In the first nine months of 2010, net written premiums of $2.08 billion were 2% lower than in the same 2009 period.  The year-to-date decline in 2010 was primarily due to a decline in business retention rates and lower levels of new business.  Business retention rates in the third quarter of 2010 remained strong and were level with the same 2009 period.  Renewal premium changes were positive in the third quarter and first nine months of 2010, reflecting positive renewal rate changes and modest exposure growth.  New business volume in 2010 was level with the third quarter of 2009 but declined compared with the first nine months of 2009, driven by lower business volumes from larger accounts where marketplace competition remains high.

Commercial Accounts.  Net written premiums of $655 million in the third quarter of 2010 increased 8% over the prior year quarter.  In the first nine months of 2010, net written premiums of $1.94 billion were 3% higher than in the same period of 2009.  The increases were primarily driven by increased levels of new business in both periods of 2010, combined with continued strong business retention rates.  Renewal premium changes in the third quarter of 2010 were slightly negative, reflecting slightly negative renewal rate changes and no exposure growth.  Renewal premium changes in the first nine months of 2010 were also slightly negative, reflecting slightly positive renewal rate changes, offset by a modest decline in exposures driven by lower levels of economic activity.  Business retention rates in the third quarter and first nine months of 2010 remained strong and were consistent with the prior year periods.

National Accounts. Net written premiums of $173 million in the third quarter of 2010 decreased 12% from the prior year quarter.  In the first nine months of 2010, net written premiums of $593 million were 13% lower than in the same period of 2009.  The declines in 2010 were due to reduced insurance exposures driven by lower levels of economic activity, lower new business volume, less prior year retrospective premium adjustments and the loss of a large account.

Industry-Focused Underwriting.  Net written premiums of $590 million in the third quarter of 2010 increased 5% over the same 2009 period. In the first nine months of 2010, net written premiums of $1.74 billion declined 1% from the same period of 2009.  Premium growth in the third quarter of 2010 was concentrated in the Technology and Oil & Gas business units, driven by strong business retention rates coupled with new business.  The decline in year-to-date premium volume was concentrated in the Oil & Gas and Construction business units, reflecting market conditions in these industries.

Target Risk Underwriting.  Net written premiums of $342 million in the third quarter of 2010 were 5% lower than in the prior year quarter.  In the first nine months of 2010, net written premiums of $1.22 billion were 1% lower than in the same period of 2009.  The decline in premium volume in both periods of 2010 was concentrated in the National Property business unit, driven by declines in renewal premium changes and new business levels.

Specialized Distribution. Net written premiums of $222 million in the third quarter of 2010 were level with the same period of 2009.  In the first nine months of 2010, net written premiums of $684 million were 1% lower than in the same period of 2009.

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

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2010	2009	2010	2009

Revenues
Earned premiums	$820	$861	$2,499	$2,472
Net investment income	110	118	331	329
Other revenues	7	7	20	20

Total revenues	$937	$986	$2,850	$2,821

Total claims and expenses	$657	$766	$2,190	$2,231

Operating income	$212	$167	$470	$448

Loss and loss adjustment expense ratio	42.2%	53.3%	50.8%	54.1%
Underwriting expense ratio	37.4	35.4	36.4	35.8

GAAP combined ratio	79.6%	88.7%	87.2%	89.9%

Overview

Operating income of $212 million in the third quarter of 2010 was $45 million, or 27%, higher than in the prior year quarter, primarily reflecting an increase in net favorable prior year reserve development.  In the first nine months of 2010, operating income of $470 million was $22 million, or 5%, higher than in the same 2009 period, primarily driven by an increase in net favorable prior year reserve development, largely offset by an increase in catastrophe losses.  Net favorable prior year reserve development totaled $97 million and $203 million in the third quarter and first nine months of 2010, respectively, compared with $25 million and $48 million in the respective periods of 2009.  Catastrophe losses in the first nine months of 2010 totaled $87 million, which primarily resulted from an earthquake in Chile during the first quarter.  Catastrophe losses in the same period of 2009 totaled $6 million.

Earned Premiums

Earned premiums of $820 million in the third quarter of 2010 declined 5% from the same period of 2009, primarily reflecting the impact of the following factors during the preceding twelve months: intentional underwriting actions taken and competitive market conditions at Lloyd’s and in the Professional Liability business unit in the Bond & Financial Products group, and lower volume in the Construction Services business unit due to the continued slowdown in construction spending.  In the first nine months of 2010, earned premiums of $2.50 billion were 1% higher than in the same period of 2009, primarily attributable to lower reinsurance costs associated with prior year reinsurance treaties, the impact of changes in the structure of the Company’s reinsurance during the first quarter that modestly increased retentions to directionally align retentions in the Company’s International business with its U.S. practices, and the favorable impact of foreign currency exchange rates.

Net Investment Income

Net investment income in the third quarter and first nine months of 2010 decreased by $8 million and increased by $2 million, respectively, over the same periods of 2009.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the third quarter and first nine months of 2010 compared with the same periods of 2009.

Claims and Expenses

Claims and claim adjustment expenses in the third quarter of 2010 totaled $350 million, a decrease of $113 million, or 24%, from the same 2009 period, primarily reflecting an increase in net favorable prior year reserve development and a decline in business volume.  Net favorable prior year reserve development totaled $97 million and $25 million in the third quarters of 2010 and 2009, respectively.  In the Bond & Financial Products group, net favorable prior year reserve development in the third quarter of 2010 was driven by better than expected development in the surety and management liability lines of business due to lower than expected claim activity and loss severity.  In the International group, the majority of net favorable prior year reserve development in the third quarter of 2010 occurred in several lines of business in Canada.  In addition, several product lines in the United Kingdom and Ireland operations, as well as at the Company’s operation at Lloyd’s, also experienced net favorable prior year reserve development in the third quarter of 2010.  Catastrophe losses in the third quarters of both 2010 and 2009 were not significant.

In the first nine months of 2010, claims and claim adjustment expenses totaled $1.28 billion, a decrease of $67 million, or 5%, from the same 2009 period, primarily reflecting an increase in net favorable prior year reserve development, partially offset by an increase in catastrophe losses and the unfavorable impact of foreign currency exchange rates.  Catastrophe losses totaled $87 million in the first nine months of 2010, compared with $6 million in the same period of 2009.  The earthquake in Chile in the first quarter accounted for virtually all catastrophe losses incurred in 2010.  Net favorable prior year reserve development in the first nine months of 2010 and 2009 totaled $203 million and $48 million, respectively.  The 2010 total was driven by the same factors described above for the third quarter, as well as better than expected results for recent accident years for the directors & officers and errors & omissions lines of business.

The amortization of deferred acquisition costs totaled $154 million and $460 million in the third quarter and first nine months of 2010, respectively, compared with $162 million and $459 million in the respective periods of 2009, consistent with earned premium levels in all periods.

General and administrative expenses in the third quarter and first nine months of 2010 totaled $153 million and $450 million, respectively, compared with $141 million and $425 million in the respective periods of 2009.  The increase in both periods primarily reflected increases in employee-related costs and costs to support business growth.

GAAP Combined Ratio

The GAAP combined ratio of 79.6% in the third quarter of 2010 was 9.1 points lower than the GAAP combined ratio of 88.7% in the same 2009 period.  The GAAP combined ratio of 87.2% in the first nine months of 2010 was 2.7 points lower than the GAAP combined ratio of 89.9% in the same 2009 period.

The loss and loss adjustment expense ratio of 42.2% in the third quarter of 2010 was 11.1 points lower than the 2009 ratio of 53.3%.  The 2010 ratio included an 11.8 point benefit from net favorable prior year reserve development and a 0.3 point benefit from the re-estimation of prior quarter catastrophe losses, whereas the 2009 ratio included a 2.9 point benefit from net favorable prior year reserve development and a 0.5 point negative impact from catastrophe losses.  Excluding catastrophe losses and prior year reserve development, the loss and loss adjustment expense ratio for the third quarter of 2010 was 1.4 points lower than the third quarter 2009 ratio on the same basis, reflecting the impact of earned rate increases and lower loss severity.

In the first nine months of 2010, the loss and loss adjustment expense ratio of 50.8% was 3.3 points lower than the ratio of 54.1% in the same period of 2009. The 2010 ratio included an 8.1 point benefit from net favorable prior year reserve development and a 3.4 point impact from catastrophes, whereas the 2009 ratio included a 1.9 point benefit from net favorable prior year reserve development and a 0.2 point impact from catastrophe losses.  The loss and loss adjustment expense ratio in the first nine months of 2010 excluding catastrophe losses and prior year reserve development was 0.3 points lower than the 2009 ratio on the same basis.

The underwriting expense ratio of 37.4% in the third quarter of 2010 was 2.0 points higher than in the same period of 2009.  The underwriting expense ratio of 36.4% for the first nine months of 2010 was 0.6 points higher than the underwriting expense ratio in the same period of 2009.  The increase in the third quarter underwriting expense ratio primarily reflected the impact of reduced earned premium volume.  The increase in the year-to-date underwriting expense ratio also reflected increases in employee-related costs and costs to support business growth.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Bond & Financial Products	$556	$587	$1,613	$1,681
International	296	331	1,052	1,054

Total Financial, Professional & International Insurance	$852	$918	$2,665	$2,735

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Bond & Financial Products	$547	$574	$1,468	$1,466
International	261	296	910	881

Total Financial, Professional & International Insurance	$808	$870	$2,378	$2,347

The Financial, Professional & International Insurance segment’s gross and net written premiums in the third quarter of 2010 both decreased 7% from the same period of 2009.  In the Bond & Financial Products group, the 5% decline in net written premiums compared with the third quarter of 2009 was concentrated in the Construction Services business unit due to the continued slowdown in construction spending.  In the International group, the 12% decline in net written premiums compared with the third quarter of 2009 primarily reflected intentional underwriting actions taken at Lloyd’s, competitive market conditions and the unfavorable impact of foreign currency exchange rates.  Gross and net written premiums in the first nine months of 2010 decreased 3% and increased 1%, respectively, compared with the same period of 2009.  Net written premiums for the Bond & Financial Products group through the first nine months of 2010 were level with the same period of 2009, as the impact of a reduction in surety reinsurance costs associated with prior year reinsurance treaties and lower costs on current year reinsurance treaties were offset by lower Construction Services’ volume due to the continued slowdown in construction spending.  In the International group, the growth in net written premiums in the first nine months of 2010 was largely due to changes in the structure of the Company’s reinsurance that modestly increased retentions to directionally align retentions in the Company’s International business with its U.S. practices, as well as the favorable impact of foreign currency exchange rates.  The impact of these changes was partially offset by the impact of intentional underwriting actions taken at the Company’s operation at Lloyd’s and competitive market conditions.

In the Bond & Financial Products group (excluding the surety line of business, for which the following are not relevant measures), business retention rates in the third quarter of 2010 remained strong and increased over the third quarter of 2009.  Through the first nine months of 2010, retention rates were level with the same period of 2009.  Renewal premium changes in the third quarter and first nine months of 2010 were slightly negative, primarily reflecting reduced insured exposures due to intentional underwriting actions taken and lower levels of economic activity.  New business volume in the third quarter and first nine months of 2010 declined from the same 2009 periods, which reflected increased business opportunities in 2009 due to market disruption and increasingly competitive market conditions in 2010.  For the International group (also excluding the surety line of business), business retention rates in the third quarter and first nine months of 2010 declined from the same periods of 2009.  New business volume also declined from the same periods of 2009, primarily due to higher volumes in Ireland in the prior year quarter and the intentional underwriting actions in the Company’s Lloyd’s operation, while renewal premium changes were slightly positive in the third quarter and first nine months of 2010.

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

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2010	2009	2010	2009

Revenues
Earned premiums	$1,866	$1,792	$5,466	$5,308
Net investment income	111	116	340	299
Other revenues	18	20	56	62

Total revenues	$1,995	$1,928	$5,862	$5,669

Total claims and expenses	$1,759	$1,729	$5,558	$5,166

Operating income	$168	$149	$246	$391

Loss and loss adjustment expense ratio	63.2%	64.3%	70.5%	66.5%
Underwriting expense ratio	29.9	30.9	30.0	29.5

GAAP combined ratio	93.1%	95.2%	100.5%	96.0%

Incremental impact of direct to consumer initiative on GAAP combined ratio	2.5%	1.9%	2.1%	1.7%

Overview

Operating income of $168 million in the third quarter of 2010 was $19 million, or 13%, higher than operating income in the same period of 2009, primarily reflecting an increase in business volume and the favorable impact of earned rate increases outpacing loss cost trends.  Through the first nine months of 2010, operating income of $246 million was $145 million, or 37%, lower than in the same 2009 period.  The decline in operating income in the first nine months of 2010 primarily reflected an increase in catastrophe losses and a decline in net favorable prior year reserve development, partially offset by an increase in net investment income, an increase in business volume, the favorable impact of earned rate increases outpacing loss cost trends and a reduction in non-catastrophe weather-related losses.  In addition, operating income in the first nine months of 2009 included a $48 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in 2008.  Catastrophe losses in the third quarter and first nine months of 2010 totaled $66 million and $573 million, respectively, compared with $68 million and $278 million in the respective periods of 2009.  Net favorable prior year reserve development in the third quarter and first nine months of 2010 totaled $23 million and $50 million, respectively, compared with $22 million and $120 million in the respective periods of 2009.

Earned Premiums

Earned premiums of $1.87 billion in the third quarter of 2010 increased $74 million, or 4%, over earned premiums in the same period of 2009.  In the first nine months of 2010, earned premiums of $5.47 billion were $158 million, or 3%, higher than in the same 2009 period. The increases reflected continued strong business retention rates, continued renewal premium increases and growth in new business volume during the preceding twelve months.

Net Investment Income

Net investment income in the third quarter and first nine months of 2010 decreased by $5 million and increased $41 million, respectively, compared with the same periods of 2009. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the third quarter and first nine months of 2010 compared with the same periods of 2009.

Claims and Expenses

Claims and claim adjustment expenses in the third quarter of 2010 totaled $1.18 billion, an increase of $28 million, or 2%, over the same period of 2009, primarily reflecting an increase in business volume.  Through the first nine months of 2010, claims and claim adjustment expenses totaled $3.85 billion, an increase of $322 million, or 9%, over the same period of 2009.  The year-to-date total in 2010 reflected an increase in catastrophe losses, a reduction in net favorable prior year reserve development and increased business volume.  The year-to-date total in 2010 also reflected a decline in non-catastrophe weather-related losses.  Catastrophe losses in the third quarter and first nine months of 2010 totaled $66 million and $573 million, respectively, compared with $68 million and $278 million in the respective periods of 2009.  Catastrophe losses in both 2010 and 2009 resulted from several severe wind and hail storms.

Net favorable prior year reserve development in the third quarter and first nine months of 2010 totaled $23 million and $50 million, respectively, compared with $22 million and $120 million in the respective periods of 2009.  Net favorable prior year reserve development in both periods of 2010 was concentrated in the Homeowners and Other product line. The third quarter 2009 net favorable prior year reserve development also occurred in the Homeowners and Other product line and primarily reflected favorable loss experience related to Hurricane Ike.  Net favorable prior year reserve development in the first nine months of 2009 primarily reflected favorable loss experience related to Hurricanes Ike and Katrina.

The amortization of deferred acquisition costs totaled $364 million and $1.07 billion in the third quarter and first nine months of 2010, respectively, compared with $357 million and $1.06 billion in the respective periods of 2009, consistent with earned premium levels in all periods.

General and administrative expenses in the third quarter of 2010 totaled $215 million, $5 million lower than in the same period of 2009.  In the first nine months of 2010, general and administrative expenses of $632 million were $55 million higher than in the same period of 2009.  The total for the first nine months of 2009 reflected a $48 million reduction in the estimate of property windpool assessments related to Hurricane Ike.  Adjusting for the impact of windpool assessments in 2009, general and administrative expenses in the first nine months of 2010 increased 1% over the same period of 2009, primarily reflecting growth in business volume and continued costs supporting business growth and product development, including the Company’s direct to consumer initiative.

GAAP Combined Ratio

The GAAP combined ratio of 93.1% in the third quarter of 2010 was 2.1 points lower than the GAAP combined ratio of 95.2% in the same 2009 period.  The GAAP combined ratio of 100.5% in the first nine months of 2010 was 4.5 points higher than the GAAP combined ratio of 96.0% in the same 2009 period.

The loss and loss adjustment expense ratio of 63.2% in the third quarter of 2010 was 1.1 points lower than the comparable 2009 ratio of 64.3%.  Catastrophe losses accounted for 3.6 points of the 2010 third quarter loss and loss adjustment expense ratio, whereas the 2009 third quarter loss and loss adjustment expense ratio included a 3.8 point impact of the cost of catastrophes.  The loss and loss adjustment expense ratio for the third quarter of 2010 and 2009 included 1.2 point and 1.3 point benefits, respectively, from net favorable prior year reserve development.  The loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development for the third quarter of 2010 was 1.0 points lower than the 2009 ratio on the same basis, primarily reflecting the favorable impact of earned rate increases outpacing loss cost trends.

In the first nine months of 2010, the loss and loss adjustment expense ratio of 70.5% was 4.0 points higher than the comparable 2009 ratio of 66.5%.  Catastrophe losses accounted for 10.5 points of the loss and loss adjustment expense ratio for the first nine months of 2010, whereas the loss and loss adjustment expense ratio for the first nine months of 2009 included a 5.2 point impact of catastrophe losses.  The loss and loss adjustment expense ratio for the first nine months of 2010 and 2009 included 0.9 point and 2.2 point benefits, respectively, from net favorable prior year reserve development.  Through the first nine months of 2010, the loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 2.6 points lower than the 2009 ratio on the same basis, reflecting the favorable impact of earned rate increases outpacing loss cost trends and a reduction in non-catastrophe weather-related losses.

The underwriting expense ratio of 29.9% for the third quarter of 2010 was 1.0 points lower than the third quarter 2009 underwriting expense ratio of 30.9%, primarily reflecting lower expenses.  In the first nine months of 2010, the underwriting expense ratio of 30.0% was 0.5 points higher than the underwriting expense ratio of 29.5% in the same 2009 period.  The 2009 year-to-date underwriting expense ratio included a 0.9 point benefit from the reduction in the estimate of windpool assessments described above.

Agency Written Premiums

Gross and net written premiums by product line were as follows for the Personal Insurance segment’s Agency business, which comprises business written through agents, brokers and other intermediaries, and represents almost all of the segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Agency Automobile	$958	$905	$2,826	$2,748
Agency Homeowners and Other	1,140	1,067	3,078	2,877

Total Agency Personal Insurance	$2,098	$1,972	$5,904	$5,625

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Agency Automobile	$952	$898	$2,810	$2,729
Agency Homeowners and Other	1,024	946	2,862	2,647

Total Agency Personal Insurance	$1,976	$1,844	$5,672	$5,376

Gross and net Agency written premiums in the third quarter of 2010 increased 6% and 7%, respectively, over the totals in the same period of 2009.  In the first nine months of 2010, gross Agency written premiums increased 5%, and net Agency written premiums increased 6% over the respective totals in the same period of 2009.

In the Agency Automobile line of business, net written premiums in the third quarter and first nine months of 2010 increased 6% and 3%, respectively, over the same periods of 2009. The increases in both periods of 2010 primarily reflected the impact on written premiums of the introduction of twelve-month policy terms in certain markets in 2010.  Excluding the impact of the change in policy terms in 2010, Agency Automobile net written premiums increased 1% over the third quarter of 2009 and were level with the first nine months of 2009.  Business retention rates remained strong and new business levels increased over the third quarter and first nine months of 2009.  Renewal premium changes were positive in both periods of 2010 but declined from the respective periods of 2009.

In the Agency Homeowners and Other line of business, net written premiums in the third quarter and first nine months of 2010 grew 8% over the same periods of 2009.  Growth in the third quarter of 2010 was driven by increases in renewal premium changes and business retention rates.  New business levels declined slightly from the third quarter of 2009.  Through the first nine months of 2010, changes in the timing of certain reinsurance contributed to net written premium growth over the same period of 2009, along with increases in renewal premium changes, business retention rates and new business levels.

The Personal Insurance segment had approximately 7.7 million and 7.4 million policies in force at September 30, 2010 and 2009, respectively.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009

Operating loss	$(65)	$(70)	$(214)	$(169)

The $5 million decrease in operating loss in Interest Expense and Other in the third quarter of 2010 compared with the same period of 2009 primarily reflected a decline in interest expense.  The $45 million increase in operating loss in the first nine months of 2010 compared with the same 2009 period reflected a benefit of $28 million from the favorable resolution of various prior year tax matters in the first nine months of 2009.  In addition, the operating loss in the first nine months of 2010 included a $12 million increase in tax expense associated with recent federal health care legislation, and an increase in interest expense.  After-tax interest expense in the third quarter and first nine months of 2010 totaled $62 million and $189 million, respectively, compared with $64 million and $185 million in the respective periods of 2009.

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

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which are subject to a number of contingencies, in connection with a number of these direct action claims.  These settlement agreements had been approved by the court in connection with proceedings initiated by TPC in the Johns Manville bankruptcy court.  On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Various parties appealed the district court’s ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the

Second Circuit issued an opinion vacating on jurisdictional grounds the district court’s approval of the bankruptcy court’s order that barred the filing of certain direct action claims against TPC in the future. TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s decision. Those petitions were granted and on June 18, 2009, the Supreme Court ruled in favor of the Company, reversing the Second Circuit’s decision. However, since the Second Circuit had not ruled on several additional issues principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues.  On March 22, 2010, the Second Circuit issued an opinion in which it found that the notice of the 1986 Orders provided to the remaining objector was insufficient to bar contribution claims by that objector against TPC. On April 5, 2010, TPC filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit, requesting further review of its March 22, 2010 opinion, which was denied on May 25, 2010.  On August 18, 2010, TPC filed a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s March 22, 2010 opinion, and a Petition for a Writ of Mandamus seeking an order from the Supreme Court requiring the Second Circuit to comply with the Supreme Court’s June 18, 2009 ruling in TPC’s favor. The Supreme Court has not yet ruled on the Petitions. The plaintiffs in the Statutory and Hawaii actions and the Common Law Claims actions filed Motions to Compel with the bankruptcy court on September 2, 2010 and September 3, 2010, respectively, arguing that all conditions precedent to the settlements have been met and seeking to require TPC to pay the settlement amounts.  On September 30, 2010, TPC filed an Opposition to the plaintiffs’ Motions to Compel on the grounds that the conditions precedent to the settlements, principally the requirement that all contribution claims be barred, have not been met in light of the Second Circuit’s March 22, 2010 opinion. A hearing on the Motions to Compel is scheduled for October 21, 2010.  (For a description of these matters, see note 12 to the consolidated financial statements).

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

In the third quarter of 2010, the Company completed its annual in-depth asbestos claim review and noted the continuation of recent trends, which include:

•                  continued high level of litigation activity involving individuals alleging serious asbestos-related illness;

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

As in prior years, the annual claim review considered active policyholders and litigation cases for potential product and “non-product” liability.  Compared with the prior year period, the Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, experienced an overall reduction in the number of policyholders who, for the first time, were tendering asbestos claims.  However, gross defense and indemnity costs in these categories remained at similar levels to what the Company has experienced in recent years due to the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target previously peripheral defendants.

The Company’s quarterly asbestos reserve review includes an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions.  The Company also analyzes developing payment patterns among policyholders in the Home Office, Field Office and Assumed Reinsurance and Other categories as well as projected reinsurance billings and recoveries.  In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity.  Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company’s evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.

The completion of these reviews and analyses in the third quarter resulted in a net $140 million increase in the Company’s asbestos reserves, driven by increases in the Company’s estimate of 1) projected settlement and defense costs related to a broad number of policyholders; 2) costs of litigating asbestos-related coverage matters; and 3) projected payments on assumed reinsurance accounts.  This increase included a $70 million benefit from the reduction in the allowance for uncollectible reinsurance resulting from a recent favorable ruling related to a reinsurance dispute, and an increase in estimated reinsurance recoverables.  In the third quarter of 2009, the Company recorded a $185 million increase in asbestos reserves, primarily driven by a slight increase in the Company’s assumption for projected defense costs related to many policyholders.  Overall, the company’s assessment of the underlying asbestos environment did not change significantly from recent periods.

Net asbestos losses and expenses paid in the first nine months of 2010 were $240 million, compared with $184 million in the same period of 2009. Approximately 29% and 21% of total net paid losses in the first nine months of 2010 and 2009, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company’s liability.  Net asbestos reserves totaled $2.66 billion at September 30, 2010, compared with $2.92 billion at September 30, 2009.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2010	2009
Beginning reserves:
Direct	$3,097	$3,299
Ceded	(339)	(385)

Net	2,758	2,914

Incurred losses and loss expenses:
Direct	262	185
Ceded	(122)	—

Net	140	185

Losses paid:
Direct	301	233
Ceded	(61)	(49)

Net	240	184

Ending reserves:
Direct	3,058	3,251
Ceded	(400)	(336)

Net	$2,658	$2,915

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

Net paid losses in the first nine months of 2010 and 2009 were $51 million and $70 million, respectively.  At September 30, 2010, approximately 92% of the net environmental reserve (approximately $347 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 8% of the net environmental reserve (approximately $30 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2010	2009
Beginning reserves:
Direct	$389	$400
Ceded	4	14

Net	393	414

Incurred losses and loss expenses:
Direct	45	85
Ceded	(10)	(15)

Net	35	70

Losses paid:
Direct	51	74
Ceded	—	(4)

Net	51	70

Ending reserves:
Direct	383	411
Ceded	(6)	3

Net	$377	$414

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at September 30, 2010 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court and regulatory decisions and interpretations, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also see note 12 to the consolidated financial statements).

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

INVESTMENT PORTFOLIO

The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal bonds, and taxable corporate and U.S. agency mortgage-backed bonds.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at September 30, 2010 and December 31, 2009.  Below investment grade securities represented 2.9% and 2.7% of the total fixed maturity investment portfolio at September 30, 2010 and December 31, 2009, respectively.  The average effective duration of fixed maturities and short-term securities was 3.5 (3.8 excluding short-term securities) at September 30, 2010, compared with 3.9 (4.2 excluding short-term securities) at December 31, 2009.  The decline in duration primarily resulted from the impact of declining market yields on existing holdings of municipal bonds and mortgage-backed securities (which impact the assumptions related to optional pre-payments and the related estimate of effective duration for callable securities).

The Company’s fixed maturity investment portfolio at September 30, 2010 included $41.43 billion of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  Included in the municipal bond portfolio were $7.15 billion of advance refunded or escrowed-to-maturity bonds.  Advance refunded and escrowed-to-maturity bonds are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. Such escrow accounts are verified as to their sufficiency by an external auditor and are almost exclusively comprised of U.S. Treasury securities.  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Moody’s Investors Service has assigned a negative outlook to municipal securities issued by local governments within the United States.

The Company bases its investment decision on the credit characteristics of the municipal security; however, its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default.  Of the insured municipal securities in the Company’s investment portfolio at September 30, 2010, approximately 99% were rated at A3 or above, and approximately 90% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at September 30, 2010.  The average credit rating of the entire municipal bond portfolio was “Aa1” at September 30, 2010 with and without the third-party insurance.

At September 30, 2010 and December 31, 2009, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $638 million and $714 million, respectively. At September 30, 2010, approximately $204 million of these securities, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise; and $19 million were comprised of Canadian non-guaranteed securities.  The average credit rating of the $434 million of non-guaranteed securities at September 30, 2010 was “Aaa,” and 89% of those securities were issued in 2004 and prior years.  The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

The Company makes investments in residential collateralized mortgage obligations (CMOs) that typically have high credit quality, offer good liquidity and are expected to provide an advantage in yield compared to U.S. Treasury securities. The Company’s investment strategy is to purchase CMO tranches which offer the most favorable return given the risks involved. One significant risk evaluated is prepayment sensitivity. While prepayment risk (either shortening or lengthening of duration) and its effect on total return cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that control this risk within expected interest rate ranges. The Company does invest in other types of CMO tranches if a careful assessment indicates a favorable risk/return tradeoff.  The Company does not purchase residual interests in CMOs.  Recently, attorneys general in all 50 states launched a joint probe into mortgage lenders and servicers regarding foreclosure practices.  In addition, a number of major companies that service mortgages suspended home foreclosures in those states that handle foreclosures through the court system to address allegations of irregularities in foreclosure documents.  While the Company does not believe these and related actions will have a material impact on its investment portfolio or its reported net investment income, it is not yet clear how these issues will ultimately be resolved and a substantial and protracted disruption to the foreclosure process could materially impact returns on the Company’s CMO portfolio.

At September 30, 2010 and December 31, 2009, the Company held CMOs classified as available for sale with a fair value of $2.27 billion and $2.58 billion, respectively (in addition to the CMBS securities of $638 million and $714 million, respectively, described above). Approximately 38% and 37% of the Company’s CMO holdings were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at September 30, 2010 and December 31, 2009, respectively. In addition, at September 30, 2010 and December 31, 2009, the Company held $2.27 billion and $2.63 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans which are included with CMBS) mortgage-backed pass-through securities classified as available for sale.  The average credit rating of all of the above securities was “Aa1” at September 30, 2010 and December 31, 2009.

The Company’s fixed maturity investment portfolio at September 30, 2010 and December 31, 2009 included asset-backed securities collateralized by sub-prime mortgages and collateralized mortgage obligations backed by alternative documentation mortgages with a collective fair value of $299 million and $270 million, respectively (comprising approximately 0.5% and 0.4% of the Company’s total fixed maturity investments at September 30, 2010 and December 31, 2009, respectively).  The disruption in secondary investment markets for mortgage-backed securities in recent years provided the Company with the opportunity to selectively acquire additional asset-backed securities collateralized by sub-prime mortgages at discounted prices.  The Company purchased $29 million and $74 million of such securities during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entity’s requirements for credit score but do not meet the government-sponsored entity’s guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Baa2” and “A3” at September 30, 2010 and December 31, 2009, respectively.

The Company’s real estate investments include warehouses and office buildings and other commercial land and properties that are directly owned.  The carrying value of these investments totaled $843 million and $865 million at September 30, 2010 and December 31, 2009, respectively.

The Company’s other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities.  These asset classes have historically provided a higher return than fixed maturity investments but are subject to more volatility.  Net investment income provided by these asset classes totaled $46 million and $161 million in the third quarter and first nine months of 2010, respectively, compared with net investment income of $45 million and negative net investment income of $203 million in the respective periods of 2009.  The losses in 2009 reflected market conditions.  The carrying value of the Company’s other investments at September 30, 2010 and December 31, 2009 was $2.96 billion and $2.95 billion, respectively.  In October 2010, the Company sold its non-public warrants in a public company for approximately $99 million, which approximated the warrants’ fair value at September 30, 2010.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to Reinsurance Recoverables in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

On August 20, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for the Company, awarding it $251 million (after taking into account a settlement with one of the defendants), plus pre-judgment interest in the amount of $166 million.  United States Fidelity and Guaranty Company is a subsidiary of the Company.  The $251 million awarded by the court represents the amount owed to the Company under the terms of the reinsurance agreements and is reported as part of reinsurance recoverables in the Company’s consolidated balance sheet. The interest awarded by the Court is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements. When the judgment is entered by the court, post-judgment interest will accrue at the rate of 9 percent (without compounding) on the entire award of $417 million.  The summary judgment ruling, including the award of interest, is subject to appeal. The Company intends to vigorously pursue collection of the amounts awarded in the court’s ruling.

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	September 30, 2010	December 31, 2009
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$7,387	$8,138
Allowance for uncollectible reinsurance	(373)	(523)

Net reinsurance recoverables	7,014	7,615
Structured settlements	3,403	3,456
Mandatory pools and associations	1,643	1,745

Total reinsurance recoverables	$12,060	$12,816

The $601 million decline in net reinsurance recoverables since December 31, 2009 reflected cash collections and the impact of net favorable prior year reserve development, partially offset by a reduction in the allowance for uncollectible reinsurance.  The reduction in the allowance for uncollectible reinsurance was driven by a $70 million benefit resulting from a recent favorable ruling related to the reinsurance dispute described above.  As a result, at September 30, 2010, reinsurance recoverables included the full $251 million owed to the Company under the terms of the related reinsurance agreement.

Included in reinsurance recoverables are certain amounts related to structured settlements.  Structured settlements comprise annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers’ compensation claims comprise a significant portion.  In cases where the Company did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables as the Company retains the contingent liability to the claimant.  In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments.  In the third quarter of 2010, Old Mutual plc, the parent of a U.S. life insurance company that is one of the largest issuers of structured settlements included in the Company’s reinsurance recoverables, agreed to sell its U.S. life insurance business to a hedge fund buyer.  The Company currently cannot predict the impact of the transaction on the long-term creditworthiness of the annuity issuer.

OUTLOOK

The following discussion provides outlook information for certain key drivers of the Company’s results of operations and capital position.

Premiums.  The Company’s earned premiums are a function of net written premium volume.  Net written premiums comprise both renewal business and new business and are recognized as earned premium over the life of the underlying policies. When business renews, the amount of net written premiums associated with that business may increase or decrease (renewal premium change) as a result of increases or decreases in rate and/or insured exposures, which the Company considers as a measure of units of exposure.  Net written premiums from both renewal and new business, and therefore earned premiums, are impacted by competitive market conditions as well as general economic conditions, which, particularly in the case of the Business Insurance segment, affect audit premium adjustments, policy endorsements and mid-term cancellations.  Net written premiums are also impacted by the structure of reinsurance programs and related costs.

The Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong, generally consistent with recent periods.  In the Business Insurance and Financial, Professional & International Insurance segments, the Company expects that renewal premium changes, including the components of rate changes and insured exposures, will not meaningfully change during the remainder of 2010 and into 2011 compared with the first nine months of 2010.  In the Personal Insurance segment, the Company expects that Agency Automobile renewal premium changes, while positive, will decrease slightly in the remainder of 2010 and into 2011 from levels in the first nine months of 2010.  For its Agency Homeowners’ and Other business, the Company expects renewal premium changes in the remainder of 2010 and into 2011 will remain generally consistent with the first nine months of 2010.

The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business.  While property and casualty insurance market conditions are expected to remain competitive in the remainder of 2010 and into 2011 for new business, the Company believes it is well-positioned to capitalize on new business opportunities as agents, brokers and customers seek to place business with high-quality carriers.  In addition, the Company announced in 2009 that it launched a new distribution channel that markets personal insurance products directly to consumers, which is expected to generate modest growth in premium volume for Personal Insurance in 2010 and into 2011.

While economic conditions have recently improved and U.S. gross domestic product experienced growth in the latter part of 2009 and early 2010, that trend may not continue, and the U.S. economy may enter into a “double dip” recession.  Further, if growth continues, it may be at a slow rate for an extended period of time.  In addition, other economic conditions, such as the commercial and residential real estate environment and employment rates, may continue to be weak.  If weak economic conditions persist or deteriorate, low levels of economic activity could impact exposure changes at renewal and our ability to write business at acceptable rates.  Additionally, such low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could adversely impact net written premiums in 2010 and into 2011.  Since earned premiums lag net written premiums, earned premiums could be adversely impacted in the remainder of 2010 and into 2011.

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

In recent periods, the Company has experienced net favorable prior year reserve development, driven by better than expected loss experience in all of the Company’s segments for prior loss years.  Better than expected loss experience and other favorable circumstances may continue at lower levels compared to recent periods, may not continue or may reverse, causing the Company to recognize lower favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods.  The ongoing review of prior year claim and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods.

Catastrophe losses are inherently unpredictable from year to year, and the Company’s results of operations would be adversely impacted by significant catastrophe losses in the remainder of 2010 and into 2011.

Investments.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively low average effective duration.  The Company’s invested assets at September 30, 2010 totaled $74.72 billion, of which 94% was invested in fixed maturity and short-term securities, with the remaining 6% invested in equity securities, real estate, private equity limited partnerships, hedge funds and real estate partnerships.

Net investment income is a material contributor to the Company’s results of operations.  While investment returns are difficult to predict and inherently uncertain, in the remainder of 2010 and into 2011, the Company expects investment returns for its fixed maturity investment portfolio to be slightly lower than in recent periods due to lower reinvestment yields available for maturing long-term fixed maturity investments.  Returns from the Company’s short-term and non-fixed maturity investment portfolios are expected to remain challenged.  Short-term interest rates are expected to remain at or near historically low levels.  The Company expects investment income in its non-fixed maturity investment portfolio during the remainder of 2010 and into 2011 to be generally consistent with the first nine months of 2010.  However, if general economic conditions and/or investment market conditions deteriorate in the remainder of 2010 and into 2011, the Company could also experience a reduction in net investment income and/or significant realized investment losses, including impairments.  The Company expects its fixed income assets, including its municipal portfolio, to provide adequate risk-adjusted returns and support its insurance operations over the long-term.

Capital Position.  The Company believes it has a strong capital position and expects to continue its common share repurchase program in the remainder of 2010 as part of its continuing efforts to maximize shareholder value.  During the fourth quarter of 2010, the Company expects to repurchase between $1.1 billion and $1.6 billion of its common shares under its share repurchase authorization.  The actual amount of share repurchases may be materially different and will depend on a variety of factors, including the Company’s earnings, corporate and regulatory requirements, share price, catastrophe losses, strategic initiatives and other market conditions.

The Company had a net after-tax unrealized investment gain of $2.89 billion in its fixed maturity investment portfolio at September 30, 2010.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

Many of the statements in this “Outlook” section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Item 1A—Risk Factors” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this report.

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

At September 30, 2010, total cash and short-term invested assets aggregating $2.82 billion and having a weighted average maturity of 55 days were held at the holding company.  The assets held at the holding company are sufficient to meet the holding company’s current liquidity requirements and are more than two times the Company’s target level.  These liquidity requirements primarily include shareholder dividends and debt service.  The Company has a shelf registration with the Securities and Exchange Commission which permits it to issue securities from time to time.

On June 10, 2010, the Company entered into a three-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its five-year, $1.0 billion credit agreement that expired on that date.  No borrowings have been made under the credit agreement since its inception.  Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth (generally defined as shareholders’ equity plus certain trust preferred and mandatorily convertible securities, reduced for goodwill and other intangible assets).  That threshold is adjusted downward by an amount equal to 70% of the aggregate amount of common stock repurchased by the Company after March 31, 2010, up to a maximum deduction of $1.75 billion.  The threshold was $14.70 billion at September 30, 2010, and will decline to a minimum of $14.35 billion during the term of the credit agreement, subject to the Company repurchasing an additional $500 million of its common stock.  The Company must also maintain a ratio of total debt to the sum of total debt plus consolidated net worth of not greater than 0.40 to 1.00.  In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company’s voting stock and certain changes in the composition of the Company’s board of directors.  At September 30, 2010, the Company was in compliance with these covenants.  Generally, the cost of borrowing under this agreement will range from LIBOR plus 100 basis points to LIBOR plus 175 basis points depending on the

Company’s credit ratings.  At September 30, 2010, that cost would have been LIBOR plus 125 basis points, had there been any amounts outstanding under the credit agreement.  This line of credit also supports the Company’s $800 million commercial paper program, of which $100 million was outstanding at September 30, 2010.  The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company currently utilizes uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $418 million to provide much of the capital needed to support its obligations at Lloyd’s.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first nine months of 2010 and 2009 totaled $2.39 billion and $3.20 billion, respectively.  Cash flows in the first nine months of 2010 reflected a higher level of catastrophe loss payments and lower collected premiums compared with the first nine months of 2009.

Investing Activities

Net cash flows provided by investing activities in the first nine months of 2010 totaled $1.65 billion, compared with net cash flows used in investing activities in the first nine months of 2009 of $1.45 billion.  Net cash provided by investing activities in the first nine months of 2010, along with cash flows provided by operating activities, was principally deployed in common share repurchases.  Fixed maturity securities accounted for the majority of investment purchases, sales and maturities in both years.

The Company’s management of the duration of the fixed maturity investment portfolio generally produces a duration that exceeds the estimated duration of the Company’s net insurance liabilities.  The average effective duration of fixed maturities and short-term securities was 3.5 (3.8 excluding short-term securities) at September 30, 2010, compared with 3.9 (4.2 excluding short-term securities) at December 31, 2009.  The decline in duration primarily resulted from the impact of declining market yields on existing holdings of municipal bonds and mortgage-backed securities (which impact the assumptions related to optional pre-payments and the related estimate of effective duration for callable securities).

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

Financing Activities

Net cash flows used in financing activities in the first nine months of 2010 totaled $4.00 billion, compared with $1.84 billion in the same 2009 period.  The 2010 total primarily reflected common share repurchases, dividends to shareholders and the repayment of debt, partially offset by the proceeds from employee stock option exercises.  On April 15, 2010, the Company’s $250 million, 8.125% senior notes matured and were fully paid.  On August 23, 2010, the Company’s $21 million, 7.415% medium-term notes matured and were fully paid.  On September 16, 2010, the Company repaid the remaining $4 million principal balance on its 7.81% private placement senior notes.  The 2009 total primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from the issuance of debt and employee stock option exercises.

Dividends paid to shareholders totaled $512 million and $518 million in the first nine months of 2010 and 2009, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

Since May 2006, the Company’s board of directors has approved four common share repurchase authorizations, for a cumulative authorization of up to $16 billion of shares of the Company’s common stock.  Under these authorizations, the most recent of which totaled $6 billion and was approved by the board of directors in October 2009, repurchases may be made from time to time in the open market, pursuant to preset trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, catastrophe losses, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  During the three months and nine months ended September 30, 2010, the Company repurchased 11.8 million shares and 66.8 million shares, respectively, under its share repurchase authorization for a total cost of approximately $600 million and $3.40 billion, respectively.  The average cost per share repurchased was $50.73 and $50.92, respectively.  At September 30, 2010, the Company had $3.11 billion of capacity remaining under its share repurchase authorization.

The following table summarizes the components of the Company’s capital structure at September 30, 2010 and December 31, 2009.

(in millions)	September 30, 2010	December 31, 2009
Debt:
Short-term	$109	$373
Long-term	6,154	6,165
Net unamortized fair value adjustments and debt issuance costs	(11)	(11)
Total debt	6,252	6,527
Preferred shareholders’ equity	70	79
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,853	26,117
Accumulated other changes in equity from nonowner sources	2,372	1,219
Total shareholders’ equity	27,295	27,415
Total capitalization	$33,547	$33,942

The $395 million decrease in total capitalization from December 31, 2009 reflected the impact of the $3.40 billion of common share repurchases made under the Company’s share repurchase authorization, shareholder dividends of $515 million and the repayment of $275 million of debt, largely offset by net income of $2.32 billion in the first nine months of 2010 and the $1.15 billion increase in accumulated other changes in equity from nonowner sources.

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	September 30, 2010	December 31, 2009

Total capitalization excluding net unrealized gain on investments	$30,557	$32,081
Net unrealized gain on investments, net of taxes	2,990	1,861
Total capitalization	$33,547	$33,942

Debt-to-total capital ratio	18.6%	19.2%
Debt-to-total capital ratio excluding net unrealized gain on investments	20.5%	20.3%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized investment gains and losses, net of taxes.  Net unrealized investment gains and losses can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends.  Accordingly, in the opinion of the Company’s management, the debt-to-capital ratio calculated on this basis provides another useful metric to understand the Company’s financial leverage position.  The Company’s debt-to-total capital ratio of 20.5% at September 30, 2010 calculated on this basis was within the Company’s target range.

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

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line. A portion of the Company’s gross claims and claim adjustment expense reserves (totaling $3.44 billion at September 30, 2010) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2010			December 31, 2009
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,929	$10,747	$16,676	$6,368	$11,542	$17,910
Property	933	687	1,620	1,211	771	1,982
Commercial multi-peril	1,892	1,793	3,685	1,878	1,762	3,640
Commercial automobile	2,260	1,089	3,349	2,262	1,294	3,556
Workers’ compensation	9,411	7,104	16,515	9,355	7,122	16,477
Fidelity and surety	581	1,194	1,775	661	1,091	1,752
Personal automobile	1,437	939	2,376	1,457	994	2,451
Homeowners and personal—other	665	853	1,518	633	717	1,350
International and other	2,380	2,009	4,389	2,003	1,933	3,936
Property-casualty	25,488	26,415	51,903	25,828	27,226	53,054
Accident and health	62	8	70	64	9	73
Claims and claim adjustment expense reserves	$25,550	$26,423	$51,973	$25,892	$27,235	$53,127

The $1.15 billion decline in gross claims and claim adjustment expense reserves since December 31, 2009 reflected ongoing claims and claim adjustment expense activity, including losses incurred and payments, as well as favorable prior year reserve development and payments related to operations in runoff, partially offset by the impact of the high level of catastrophe losses incurred during the first nine months of 2010.

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

FORWARD LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Specifically, earnings guidance, statements about the Company’s share repurchase plans and statements about the potential impact of investment markets and other economic conditions on the Company’s investment portfolio and underwriting results, among others, are forward looking, and the Company may also make forward-looking statements about, among other things:

•                  its results of operations and financial condition (including, among other things, premium volume, premium rates, net and operating income, investment income and performance, return on equity, and expected current returns and combined ratios);

•                  the sufficiency of the Company’s asbestos and other reserves (including, among other things, asbestos claim payment patterns);

•                  the impact of emerging claims issues;

•                  the cost and availability of reinsurance coverage;

•                  catastrophe losses;

•                  the impact of investment, economic and underwriting market conditions; and

•                  strategic initiatives.

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

Some of the factors that could cause actual results to differ include, but are not limited to, the following:

•                  catastrophe losses could materially and adversely affect the Company’s results of operations, its financial position and/or liquidity, and could adversely impact the Company’s ratings, the Company’s ability to raise capital and the availability and cost of reinsurance;

•                  during or following a period of financial market disruption or prolonged economic downturn, the Company’s business could be materially and adversely affected;

•                  the Company’s investment portfolio may suffer reduced returns or material losses, including as a result of a challenging economic environment that impacts the credit of municipal or other issuers in its portfolio;

•                  if actual claims exceed the Company’s loss reserves, or if changes in the estimated level of loss reserves are necessary, the Company’s financial results could be materially and adversely affected;

•                  the Company’s business could be harmed because of its potential exposure to asbestos and environmental claims and related litigation;

•                  the Company is exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances;

•                  the effects of emerging claim and coverage issues on the Company’s business are uncertain;

•                  the intense competition that the Company faces could harm its ability to maintain or increase its business volumes and profitability;

•                  the Company may not be able to collect all amounts due to it from reinsurers, and reinsurance coverage may not be available to the Company in the future at commercially reasonable rates or at all;

•                  the Company is exposed to credit risk in certain of its business operations;

•                  the Company’s businesses are heavily regulated and changes in regulation (including as a result of the adoption of financial services reform legislation) may reduce the Company’s profitability and limit its growth;

•                  a downgrade in the Company’s claims-paying and financial strength ratings could adversely impact the Company’s business volumes, adversely impact the Company’s ability to access the capital markets and increase the Company’s borrowing costs;

•                  the inability of the Company’s insurance subsidiaries to pay dividends to the Company’s holding company in sufficient amounts would harm the Company’s ability to meet its obligations and to pay future shareholder dividends;

•                  disruptions to the Company’s relationships with its independent agents and brokers could adversely affect the Company;

•                  the Company’s efforts to develop new products (including its direct to consumer initiative in Personal Insurance) or expand in targeted markets may not be successful, may create enhanced risks and may adversely impact results;

•                  the Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology;

•                  if the Company experiences difficulties with technology, data security and/or outsourcing relationships the Company’s ability to conduct its business could be negatively impacted;

•                  acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences;

•                  the Company is subject to a number of risks associated with conducting business outside the United States;

•                  the Company could be adversely affected if its controls to ensure compliance with guidelines, policies and legal and regulatory standards are not effective;

•                  the Company’s businesses may be adversely affected if it is unable to hire and retain qualified employees;

•                  loss of or significant restriction on the use of credit scoring in the pricing and underwriting of Personal Insurance products could reduce the Company’s future profitability; and

•                  the operation of the Company’s repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, catastrophe losses, other investment opportunities (including mergers and acquisitions), market conditions and other factors.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see “Item 1A—Risk Factors” herein and in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s most recent annual report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s market risk components since December 31, 2009.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in Note 12 to the Company’s unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in Part I, Item 1A of the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and “— Critical Accounting Estimates” herein and in the 2009 Form 10-K.  Other than as may be described below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2009 Annual Report on Form 10-K.

Our businesses are heavily regulated and changes in regulation may reduce our profitability and limit our growth. We are extensively regulated and supervised in the jurisdictions in which we conduct business, including licensing and supervision by governmental regulatory agencies in such jurisdictions.

These regulatory systems are generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders and other investors.  For example, to protect policyholders whose insurance company becomes financially insolvent, guaranty funds have been established in all fifty states to pay the covered claims of policyholders in the event of an insolvency of an insurer.  The funding of guaranty funds is provided through assessments levied against remaining insurers in the marketplace.  As a result, the insolvency of one or more insurance companies could result in additional assessments levied against us.

These regulatory systems also address authorization for lines of business, capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer’s business.

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

Although the U.S. federal government has not historically regulated the insurance business, there have been proposals from time to time, and especially after the financial crisis in 2008 and 2009, to impose federal regulation on the insurance industry.  On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Among other things, the Dodd-Frank Act establishes a Federal Insurance Office within the U.S. Treasury.  The Federal Insurance Office initially has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S.  Further, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the “Council”) as “systemically important.” While we do not believe that we are systemically important, as defined in the Dodd-Frank Act, it is possible that, at some point in the future, the Council may not agree with us.  If we were designated as systemically important, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding our capital, liquidity and leverage as well as our business and investment conduct.  As a result of the foregoing, the Dodd-Frank Act, or other additional federal regulation that is adopted in the future, could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage.

Even if we are not subject to additional regulation by the federal government, significant financial sector regulatory reform, including the Dodd-Frank Act, could have a significant impact on us.  For example, regulatory reform could have an unexpected impact on our rights as a creditor or on our competitive position.  In particular, the Dodd-Frank Act authorizes assessments to pay for the resolution of systemically important financial institutions that have become insolvent.  We (as a financial company with more than $50 billion in assets) could be assessed, and, although any such assessment is required to be risk weighted (i.e., riskier firms pay more), such costs could be material to us and difficult for us to estimate.

Other potential changes in U.S. federal legislation, regulation and/or administrative policies, including the potential repeal of the McCarran-Ferguson Act and potential changes in federal taxation, could also significantly harm the insurance industry, including us.

Outside of the U.S., the European Union’s executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to our businesses across the European Union, particularly in our U.K. businesses, beginning after October 31, 2012.  Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary’s capital position is dependent on the parent company and the U.S. company is not already subject to regulations deemed “equivalent” to Solvency II.  In addition, regulators in countries where we have operations are working with the International Association of Insurance Supervisors (and in the U.S., with the National Association of Insurance Commissioners) to consider changes to insurance company supervision, including solvency requirements and group supervision.   While it is not yet known how these actions will impact the Company, such regulations could result in a need for additional capital, increased costs of compliance, increased disclosure and less flexibility in our capital management.

U.S. or non-U.S. insurance laws or regulations that are adopted or amended may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs of compliance and thus could materially and adversely affect our results of operations and limit our growth.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2010	July 31, 2010	1,477,036	$50.14	1,475,300	$3,635,504,848
Aug. 1, 2010	Aug. 31, 2010	6,415,990	49.86	6,415,300	3,315,621,896
Sept. 1, 2010	Sept. 30, 2010	3,942,003	52.36	3,938,125	3,109,424,920
Total		11,835,029	$50.73	11,828,725	$3,109,424,920

The Company repurchased 6,304 shares during the three-month period ended September 30, 2010 that were not part of the publicly announced share repurchase authorization, representing shares repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used to cover the exercise price of certain stock options that were exercised.  Since May 2006, the Company’s board of directors has approved four common share repurchase authorizations, for a cumulative authorization of up to $16 billion of shares of the Company’s common stock.

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

As of September 30, 2010, Jay S. Fishman, Chairman of the Board and Chief Executive Officer, and Alan D. Schnitzer, Vice Chairman and Chief Legal Officer and Executive Vice President — Financial, Professional & International Insurance, were the only “named executive officers” (i.e., an executive officer named in the compensation disclosures in the Company’s proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect. The trading plans extend up to approximately four months from the date of this report. Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary, and Mr. Schnitzer has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amounts are calculated for purposes of the stock ownership guidelines). See “Executive Compensation—Compensation Discussion and Analysis—Stock Ownership Guidelines” in the Company’s proxy statement filed with the SEC on March 17, 2010.

Item 6.    EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date:	October 21, 2010	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman
Senior Vice President
(Authorized Signatory)

Date:	October 21, 2010	By	/S/ DOUGLAS K. RUSSELL
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

10.1	†	Amended and Restated Time Sharing Agreement, effective August 3, 2010, by and between the Company and Jay S. Fishman.

10.2	†	Current Director Compensation Program, effective as of August 3, 2010.

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2010 and 2009; (ii) Consolidated Balance Sheet at September 30, 2010 and December 31, 2009; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2010 and 2009; (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009; and (v) Notes to Consolidated Financial Statements.

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