Form 10-K
period 2010-12-31
TRAVELERS COMPANIES, INC.
filed 2011-02-17
CIK 86312

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $23,127,462,187.

As of February 10, 2011, 431,052,507 shares of the registrant's common stock (without par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2010

PART I

Item 1.    BUSINESS

        The Travelers Companies, Inc. (together with its consolidated subsidiaries, the Company) is a holding company principally engaged, through its subsidiaries, in providing a wide range of commercial and personal property and casualty insurance products and services to businesses, government units, associations and individuals. The Company is incorporated as a general business corporation under the laws of the state of Minnesota and is one of the oldest insurance organizations in the United States, dating back to 1853. The principal executive offices of the Company are located at 485 Lexington Avenue, New York, New York 10017, and its telephone number is (917) 778-6000. The Company also maintains executive offices in Hartford, Connecticut, and St. Paul, Minnesota. The term "TRV" in this document refers to The Travelers Companies, Inc., the parent holding company excluding subsidiaries.

        For a summary of the Company's revenues, operating income and total assets by reportable business segments, see note 2 of notes to the Company's consolidated financial statements.

PROPERTY AND CASUALTY INSURANCE OPERATIONS

        The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and method of distribution. Distribution methods include the use of independent agents, exclusive agents, direct marketing (including use of toll-free numbers and the internet) and/or salaried employees. According to A.M. Best, there are approximately 981 property and casualty groups in the United States, comprising approximately 2,400 property and casualty companies. Of those groups, the top 150 accounted for approximately 92% of the consolidated industry's total net written premiums in 2009. The Company competes with both foreign and domestic insurers. In addition, several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs, and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company's competitive position in the marketplace is based on many factors, including the following:

  •
  premiums charged;

  •
  contract terms and conditions;

  •
  products and services offered;

  •
  claim service;

  •
  agent, broker and client relationships;

  •
  local presence;

  •
  geographic scope of business;

  •
  overall financial strength;

  •
  ratings assigned by independent rating agencies;

  •
  experience and qualifications of employees; and

  •
  technology and information systems.

        In addition, the marketplace is affected by available capacity of the insurance industry, as measured by policyholders' surplus, and the availability of reinsurance. Industry capacity as measured by surplus expands and contracts primarily in conjunction with profit levels generated by the industry, less amounts returned to shareholders through dividends and share repurchases. Capital raised by debt and equity offerings may also increase a company's surplus.

Pricing and Underwriting

        Pricing of the Company's property and casualty insurance products is generally developed based upon an estimation of expected losses, the expenses of producing, issuing and servicing business and managing claims, the time value of money associated with such loss and expense cash flows, and a reasonable allowance for profit. The Company has a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than premium volume or market share. The Company's insurance subsidiaries are subject to each state's laws and regulations regarding rate and policy form approvals. The applicable state laws and regulations establish standards in certain lines of business to ensure that rates are not excessive, inadequate, unfairly discriminatory, or used to engage in unfair price competition. The Company's ability to increase rates and the relative timing of the process are dependent upon each respective state's requirements, as well as the competitive market environment.

Geographic Distribution

        The following table shows the geographic distribution of the Company's consolidated direct written premiums for the year ended December 31, 2010:

State	% of Total
California	9.7%
New York	9.7
Texas	7.3
Pennsylvania	5.1
Florida	4.3
New Jersey	3.9
Illinois	3.8
Massachusetts	3.6
Georgia	3.2
All other domestic(1)	43.8

Total domestic	94.4
International	5.6

Consolidated total	100.0%

(1)
No other single state accounted for 3.0% or more of the total direct written premiums written in 2010 by the Company's domestic operations.

Catastrophe Exposure

        The wide geographic distribution of the Company's property and casualty insurance operations exposes it to claims arising out of catastrophes. The Company uses various analyses and methods, including sophisticated computer modeling techniques, to continually monitor and analyze underwriting risks of business in natural catastrophe-prone areas and target risk areas for conventional terrorism, which excludes nuclear, biological, chemical or radiological events. The Company relies, in part, upon this analysis to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. The Company limits the writing of new property and homeowners business, and each of the Company's reportable business segments have selectively taken underwriting action on existing business in some markets. In addition, in recent years, each segment has also tightened underwriting standards, implemented price increases in some catastrophe-prone areas and put in place deductibles specific to hurricane-, wind- and hail-prone areas. See "Item 7—Management's Discussion and Analysis of

Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions." The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes. See "—Reinsurance."

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

BUSINESS INSURANCE

        The Business Insurance segment offers a broad array of property and casualty insurance and insurance-related services to its clients primarily in the United States. Business Insurance is organized into the following six groups, which collectively comprise Business Insurance Core operations:

  •
  Select Accounts provides small businesses with property and casualty products, including commercial multi-peril, property, general liability, commercial auto and workers' compensation insurance.

  •
  Commercial Accounts provides mid-sized businesses with property and casualty products, including property, general liability, commercial multi-peril, commercial auto and workers' compensation insurance.

  •
  National Accounts provides large companies with casualty products and services, including workers' compensation, general liability and automobile liability, generally utilizing loss-sensitive products. Within National Accounts, Discover Re provides those same casualty products, as well as property coverages, on an unbundled basis. In addition, National Accounts includes the Company's commercial residual market business, which primarily offers workers' compensation products and services to the involuntary market.

  •
  Industry-Focused Underwriting.  The following units provide targeted industries with differentiated combinations of insurance coverage, risk management, claims handling and other services:

  •
  Construction serves a broad range of construction businesses, offering guaranteed cost products for small to mid-sized policyholders and loss-sensitive programs for larger accounts. For the larger accounts, the customer and the Company work together in actively managing and controlling exposure and claims, and they share risk through policy features such as deductibles or retrospective rating. Products offered include workers' compensation, general liability, umbrella and commercial auto coverages, and other risk management solutions.

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

  •
  Public Sector Services provides insurance products and services to public entities including municipalities, counties, Indian Nation gaming organizations and selected special government districts such as water and sewer utilities. The policies written by this unit typically cover property, commercial auto, general liability and errors and omissions exposures.

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

(for the year ended December 31, in millions)	2010	2009	2008	% of Total 2010
By market:
Select Accounts	$2,718	$2,756	$2,756	25.1%
Commercial Accounts	2,576	2,493	2,524	23.7
National Accounts	806	902	996	7.4
Industry-Focused Underwriting	2,299	2,279	2,396	21.2
Target Risk Underwriting	1,573	1,568	1,593	14.5
Specialized Distribution	872	889	939	8.0

Total Business Insurance Core	10,844	10,887	11,204	99.9
Business Insurance Other	13	15	16	0.1

Total Business Insurance by market	$10,857	$10,902	$11,220	100.0%

By product line:
Workers' compensation	$2,586	$2,486	$2,452	23.8%
Commercial automobile	1,910	1,927	1,952	17.6
Property	1,641	1,727	1,860	15.1
General liability	1,726	1,829	2,011	15.9
Commercial multi-peril	2,995	2,933	2,938	27.6
Other	(1)	—	7	—

Total Business Insurance by product line	$10,857	$10,902	$11,220	100.0%

Principal Markets and Methods of Distribution

        Business Insurance distributes its products through approximately 10,500 independent agencies and brokers located throughout the United States that are serviced by approximately 120 field offices and three customer service centers. Business Insurance continues to make significant investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with independent agencies and brokers. Business Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Business Insurance considers, among other attributes, each agency's or broker's profitability, financial strength, staff experience and strategic fit with the Company's operating and marketing plans. Once an agency or broker is appointed, Business Insurance carefully monitors its performance. The majority of products offered by the Select Accounts, Commercial Accounts, Industry-Focused Underwriting and Target-Risk Underwriting groups are distributed through a common base of independent agents and brokers, many of whom also sell the Company's Personal Insurance products. Additionally, the Industry-Focused Underwriting and Target Risk Underwriting groups may underwrite business with agents that specialize in servicing the needs of certain of the industries served by these groups.

        Select Accounts is a leading provider of property and casualty insurance products to small businesses, generally with fewer than 50 employees. Products offered by Select Accounts are guaranteed-cost policies, including packaged products covering property and liability exposures. Each small business risk is independently evaluated via an automated underwriting platform which in turn enables agents to quote, bind and issue a substantial amount of small business risks at their desktop. Risks with more complex characteristics are underwritten with the assistance of Company personnel.

The automated underwriting platform has significantly streamlined the agent desktop underwriting process, and as a result, it has allowed the Company to expand the number of distributors affiliated with Select Accounts.

        Commercial Accounts sells a broad range of property and casualty insurance products through a large network of independent agents and brokers, primarily targeting mid-sized businesses with 50 to 1,000 employees. The Company offers a full line of products to its Commercial Accounts customers with an emphasis on guaranteed cost programs. Each account is underwritten based on the unique risk characteristics, loss history and coverage needs of the account. The ability to underwrite at this detailed level allows Commercial Accounts to have a broad risk appetite and a diversified customer base.

        National Accounts sells a variety of casualty products and services to large companies through a network of national and regional brokers, primarily utilizing loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a retrospectively rated or a guaranteed cost insurance policy. Discover Re provides property and casualty products and services through retail brokers on an unbundled basis, using third-party administrators for insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance. National Accounts provides insurance-related services, such as risk management services, claims administration, loss control and risk management information services, either in addition to, or in lieu of, pure risk coverage and generated $182 million of fee income in 2010, excluding commercial residual market business. The commercial residual market business of National Accounts sells claims and policy management services to workers' compensation pools throughout the United States, and generated $65 million in fee income in 2010.

        Workers' compensation accounted for approximately 76% of sales to National Accounts customers during 2010, based on direct written premiums and fees.

        Industry-Focused Underwriting markets property and casualty insurance products and services through a large network of agents and brokers. These products and services are tailored to targeted industry segments of significant size and complexity that require unique underwriting, claim, risk management or other insurance-related products and services.

        Target Risk Underwriting markets property and casualty insurance products and services through a large network of agents and brokers to a wide customer base having specialized property and casualty coverage requirements.

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

Pricing and Underwriting

        Business Insurance has developed an underwriting and pricing methodology that incorporates underwriting, claims, engineering, actuarial and product development disciplines for particular industries. This approach is designed to maintain high-quality underwriting and pricing discipline. It utilizes proprietary data gathered and analyzed with respect to its Business Insurance business over many years. The underwriters and engineers use this information to assess and evaluate risks prior to quotation. This information provides specialized knowledge about specific industry segments. This methodology enables Business Insurance to streamline its risk selection process and develop pricing parameters.

        For smaller businesses meeting pre-determined exposure characteristics and thresholds, Select Accounts utilizes an automated underwriting system that enables agents to issue a significant number of policies at their desktop.

        A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and is subject to credit risk until such reimbursement is made. At December 31, 2010, contractholder payables on unpaid losses within the deductible layer of large deductible policies and the associated receivables were each approximately $5.34 billion. Retrospectively rated policies are also used for workers' compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premium receivables from holders of retrospectively rated policies totaled approximately $198 million at December 31, 2010. Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral or trusts, is generally requested for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Business Insurance continually monitors the credit exposure on individual accounts and the adequacy of collateral.

Product Lines

        Workers' Compensation provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers' compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company emphasizes managed care cost containment strategies, which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee's early return to work and cost-effective quality care. The Company offers the following types of workers' compensation products:

  •
  guaranteed-cost insurance products, in which policy premium charges are fixed for the period of coverage and do not vary as a result of the insured's loss experience;

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

        Property provides coverage for loss of or damage to buildings, inventory and equipment from a variety of events, including, among others, hurricanes and other windstorms, earthquakes, hail,

wildfires, severe winter weather, floods, volcanic eruptions, theft, vandalism, fires, explosions, terrorism and financial loss due to business interruption resulting from covered property damage. For additional information on terrorism coverages, see "Reinsurance—Catastrophe Reinsurance—Terrorism Risk Insurance Acts." Property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, and ocean and inland marine insurance, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

        General Liability coverage insures businesses against third-party claims arising from accidents occurring on their premises or arising out of their operations, including as a result of injuries sustained from products sold. Specialized liability policies may also include coverage for directors' and officers' liability arising in their official capacities, employment practices liability insurance, fiduciary liability for trustees and sponsors of pension, health and welfare, and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as umbrella and excess insurance.

        Commercial Multi-Peril provides a combination of the property and liability coverages described in the foregoing product line descriptions.

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Business Insurance segment as of January 1, 2011. For third-party liability, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $18.8 million per insured, per occurrence after the Company retains an aggregate layer of expected losses. The net retained amount per risk for property exposures is generally limited to $17.0 million, after reinsurance. The Company generally retains its workers' compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per-risk retentions if the aggregate limits or caps are reached. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Business Insurance's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2010:

State	% of Total
California	13.2%
New York	7.8
Texas	7.5
Illinois	4.6
Florida	4.3
Pennsylvania	4.2
New Jersey	3.6
Massachusetts	3.5
All others(1)	51.3

Total	100.0%

(1)
No other single state accounted for 3.0% or more of the total direct written premiums written in 2010 by the Business Insurance segment.

Competition

        The insurance industry is represented in the commercial marketplace by many insurance companies of varying size as well as other entities offering risk alternatives such as self-insured retentions or captive programs. Market competition works within the insurance regulatory framework to set the price charged for insurance products and the levels of coverage and service provided. A company's success in the competitive commercial insurance landscape is largely measured by its ability to provide insurance and services, including claims handling and risk control services, at a price and on terms that are reasonable and acceptable to the customer, as well as its ability to retain existing customers and to attract new customers.

        Select Accounts business is typically written through independent agents and, to a lesser extent, regional brokers and direct writers. Both national and regional property and casualty insurance companies compete in the Select Accounts market which generally comprises lower-hazard, "Main Street" business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on product offerings, service levels, ease of doing business and price. Select Accounts has established a strong marketing relationship with its distribution network and has provided this network with defined underwriting policies, a broad array of products, competitive prices and a highly efficient, automated platform that significantly reduces the time period between quoting a price on a policy and issuing that policy. In addition, the Company has established centralized service centers to help agents perform many service functions, in return for a fee.

        In recent years, many independent personal insurance agents have begun to utilize price comparison rating technology, sometimes referred to as "comparative raters," as a cost-efficient means of obtaining quotes from multiple companies. Comparative raters also tend to put additional focus on price over other competitive criteria. The Company believes that there is the potential for similar technology to be used to access comparative rates for small commercial business.

        Commercial Accounts business has historically been principally written through independent agents and brokers. Competitors in this market are primarily national property and casualty insurance companies that write most classes of business using traditional products and pricing, and regional insurance companies. Companies compete based on product offerings, service levels, price and claim and loss prevention services. Efficiency through automation and rapid response time to customer needs is one key to success in this market.

        In the National Accounts market, competition is based on price, product offerings, claim and loss prevention services, managed care cost containment, risk management information systems and collateral requirements. National Accounts competes with national property and casualty insurance companies. In addition, Discover Re competes with those same insurance companies, as well as with other underwriters of property and casualty insurance in the alternative risk transfer market, such as risk retention groups, self-insurance plans, captives managed by others, and a variety of other risk-financing vehicles and mechanisms. The residual market group competes for state contracts to provide claims and policy management services. National Accounts services approximately 31% of the total workers' compensation assigned risk market, making the Company one of the largest servicing carriers in the industry.

        There are several other business groups in Business Insurance that compete in focused target markets. Each of these markets is different and requires unique combinations of industry knowledge, customized coverage, specialized risk control and loss handling services, and partnerships with agents and brokers that also focus on these markets. Some of these business groups compete with national carriers with similarly dedicated underwriting and marketing groups, whereas others compete with smaller regional companies. Each of these business groups has regional structures that allow them to deliver personalized service and local knowledge to their customer base. Specialized agents and brokers, including managing general agents and wholesale agents, supplement this strategy. In all of these business groups, the competitive strategy typically is market leadership attained through focused industry knowledge applied to insurance and risk needs.

FINANCIAL, PROFESSIONAL & INTERNATIONAL INSURANCE

        The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which primarily use credit-based underwriting processes, as well as property and casualty products that are primarily marketed on a domestic basis in the United Kingdom, Canada and the Republic of Ireland, and on an international basis as a corporate member of Lloyd's. The segment includes the following groups:

  •
  Bond & Financial Products provides a wide range of customers with bond and insurance products and risk management services. The range of coverages includes performance, payment and commercial surety and fidelity bonds for construction and general commercial enterprises; management liability coverages for losses caused by the actual or alleged negligence or misconduct of directors and officers or employee dishonesty; employment practices liability coverages and fiduciary coverages for public corporations, private companies and not-for-profit organizations; professional liability coverage for actual or alleged errors and omissions committed in the course of professional conduct or practice for a variety of professionals including, among others, lawyers, design professionals and real estate agents; and professional and management liability, property, auto and general liability and fidelity insurance for financial institutions.

  •
  International, through its operations in the United Kingdom, Canada and the Republic of Ireland, offers specialized insurance and risk management services to several customer groups, including, among others, those in the technology, public services, and financial and professional services industry sectors. In addition, in the Republic of Ireland, the Company writes personal automobile coverage. International, through its Lloyd's syndicate (Syndicate 5000), for which the Company provides 100% of the capital, underwrites through five principal business units—marine, global property, accident & special risks, power & utilities and aviation.

        On November 3, 2010, an indirect subsidiary of the Company entered into a definitive agreement to commence a joint venture with J. Malucelli Participações em Seguros e Resseguros S.A, a Brazilian company ("J. Malucelli"), through the acquisition of approximately 43% of J. Malucelli's common stock. J. Malucelli is currently the market leader in surety in Brazil based on market share, and the acquisition provides a platform for potentially expanding its business into the Brazilian property and casualty market. The purchase price for this acquisition will be R$625 million Brazilian Reais (the U.S. dollar equivalent of which will depend on the exchange rate at closing) plus an amount based on a Brazilian inter-bank lending rate (CDI) from January 1, 2011 through the closing date of the transaction. At December 31, 2010, R$625 million Brazilian Reais was equivalent to approximately $377 million in U.S. dollars. The Company also has an option to increase its interest up to 49.9% of the common stock of J. Malucelli within 18 months. The purchase price is expected to be paid in cash from internal sources. The joint venture transaction is subject to customary closing conditions and is expected to be finalized in the first half of 2011.

Selected Market and Product Information

        The following table sets forth Financial, Professional & International Insurance net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see "—Principal Markets and Methods of Distribution" and "—Product Lines," respectively.

(for the year ended December 31, in millions)	2010	2009	2008	% of Total 2010
By market:
Bond & Financial Products	$1,981	$2,040	$2,126	61.7%
International	1,230	1,245	1,342	38.3

Total Financial, Professional & International Insurance by market	$3,211	$3,285	$3,468	100.0%

By product line:
Fidelity and surety	$995	$1,000	$1,070	31.0%
General liability	852	906	921	26.5
International	1,230	1,245	1,342	38.3
Other	134	134	135	4.2

Total Financial, Professional & International Insurance by product line	$3,211	$3,285	$3,468	100.0%

Principal Markets and Methods of Distribution

        Within the Financial, Professional & International Insurance segment, Bond & Financial Products distributes the vast majority of its products in the United States through approximately 6,100 of the same independent agencies and brokers that distribute the Business Insurance segment's products. These brokers and independent agencies are located throughout the United States. Bond & Financial Products, in conjunction with the Business Insurance segment, continues to make investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with its independent agencies and brokers. Bond & Financial Products builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Bond & Financial Products considers, among other attributes, each agency's or broker's profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is closely monitored. In addition, Bond & Financial Products sells its surety products through independent brokers in the United Kingdom.

        The International market distributes its products principally through brokers in the domestic markets of each of the countries in which it operates. It also writes business at Lloyd's, where its products are distributed through Lloyd's wholesale and retail brokers. By virtue of Lloyd's worldwide licenses, Financial, Professional & International Insurance has access to international markets across the world. In late 2008, the Company commenced an exclusive relationship with a broker in the Republic of Ireland that significantly increased the 2009 volume of personal automobile coverage written and also resulted in the Company writing personal household coverages. The Company ceased writing business through this relationship in the fourth quarter of 2010.

Pricing and Underwriting

        Financial, Professional & International Insurance has developed underwriting and pricing methodologies that incorporate dedicated underwriting, claims, engineering, actuarial and product development disciplines. This approach is designed to maintain high quality underwriting and pricing discipline, based on an in-depth knowledge of the specific account, industry or country. Underwriters use industry and proprietary data gathered and analyzed over many years to assess and evaluate risks prior to quotation, and then use proprietary forms (for non-Lloyd's and non-surety markets) to tailor insurance coverage to insureds within target markets. This methodology enables Financial, Professional & International Insurance to streamline its risk selection process and develop pricing parameters.

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

        General Liability provides coverage for specialized liability exposures as described above in more detail in the "Business Insurance" section of this report.

        International provides coverage for employers' liability (similar to workers' compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), motor (similar to automobile coverage in the United States), property, surety, marine, aviation, personal accident and kidnap & ransom. Marine provides coverage for ship hulls, cargoes carried, private yachts, marine-related liability, offshore energy, ports and terminals, fine art and terrorism. Aviation provides coverage for worldwide aviation risks including physical damage and liabilities for airline, aerospace, general aviation, aviation war and space risks. Personal accident provides financial protection in the event of death or disablement due to accidental bodily injury, while kidnap & ransom provides financial protection against kidnap, hijack, illegal detention and extortion. While the covered hazards may be similar to those in the U.S. market, the different legal environments can make the product risks and coverage terms potentially very different from those the Company faces in the United States.

        Other coverages include Property, Workers' Compensation, Commercial Automobile and Commercial Multi-Peril, which are described above in more detail in the "Business Insurance" section of this report. Other coverages also include personal automobile and household coverages.

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Financial, Professional & International Insurance segment as of January 1, 2011. In the U.S. operations for third party liability, including but not limited to umbrella liability, professional liability, directors' and officers' liability, and employment practices liability, Financial, Professional & International Insurance generally limits net retentions, through the use of reinsurance, to up to $16.2 million per policy after the Company retains an aggregate layer of expected losses. For surety protection, where insured limits are often significant, the Company generally retains up to $55.0 million probable maximum loss (PML) per principal but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. In the International operations, per-risk retentions are usually limited to $16.0 million, after reinsurance. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Financial, Professional & International's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2010:

State	% of Total
California	6.0%
New York	5.1
Texas	4.8
Florida	3.1
Illinois	3.1
All other domestic(1)	40.1

Total domestic	62.2
Total international	37.8

Total	100.0%

(1)
No other single state within the United States accounted for 3.0% or more of the total direct written premiums written in 2010 by the domestic operations of the Financial, Professional & International Insurance segment.

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

        International competes with numerous international and domestic insurers in the United Kingdom, Canada and the Republic of Ireland. Companies compete on the basis of price, product offerings and the level of claim and risk management services provided. The Company has developed expertise in various markets in these countries similar to those served in the United States and provides both property and casualty coverage for these markets. Products are generally distributed through a relatively small agent and broker base whose customer groups align with the Company's targeted markets.

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

(for the year ended December 31, in millions)	2010	2009	2008	% of Total 2010
By product line:
Automobile	$3,772	$3,629	$3,660	49.8%
Homeowners and Other	3,795	3,520	3,335	50.2

Total Personal Insurance	$7,567	$7,149	$6,995	100.0%

Principal Markets and Methods of Distribution

        Personal Insurance products are distributed primarily through approximately 12,400 independent agents located throughout the United States, supported by personnel in 16 marketing regions and seven service centers. In selecting new independent agencies to distribute its products, Personal Insurance considers, among other attributes, each agency's profitability, financial stability, staff experience and strategic fit with Personal Insurance's operating and marketing plans. Once an agency is appointed, Personal Insurance carefully monitors its performance. While the principal markets for Personal Insurance's insurance products continue to be in states along the East Coast, California and Texas, Personal Insurance continues to expand its geographic presence across the United States.

        Personal Insurance uses a consistent operating model that provides technological alternatives to independent agents to maximize their ease of doing business. Personal Insurance independent agents quote and issue nearly all of Personal Insurance's new business policies directly from their agencies by leveraging either their own agency management system or using Personal Insurance's proprietary quote and issuance systems which allow agents to rate, quote and issue policies on line. All of these quote and issue platforms interface with Personal Insurance's underwriting and rating systems, which monitor transactions for compliance with Personal Insurance's underwriting and pricing programs. Business processed by agents on these platforms is subject to consultative review by Personal Insurance's in-house underwriters.

        Personal Insurance continues to develop functionality to provide its agents with online service capabilities packaged together in an agency service portal, including customer service, marketing and claim functionality. Agencies can also choose to shift the ongoing service responsibility for Personal Insurance's customers to one of the Company's four Customer Care Centers, where the Company provides, on behalf of an agency, a comprehensive array of direct customer service needs, including response to billing and coverage inquiries, and policy changes. Approximately 1,950 agents take advantage of this service alternative.

        Personal Insurance also markets through additional distribution channels, including sponsoring organizations such as employers and consumer associations, and direct marketing. Personal Insurance handles the sales and service for these programs either through a sponsoring independent agent or through two of the Company's call center locations. A number of well-known corporations make the Company's product offerings available to their employees primarily through a payroll deduction payment process. The Company has significant relationships with the majority of the American Automobile Association (AAA) clubs in the United States and other affinity groups that make available Personal Insurance's product offerings to their members. In addition, since 1995, the Company has had a marketing agreement with GEICO to underwrite homeowners business for their auto customers. This agreement has added profitable business and helped to geographically diversify the homeowners line of business. In 2009, the Company announced that it had launched a new distribution channel marketing insurance directly to consumers. The investment in the direct to consumer initiative generated modest growth in premium volume for Personal Insurance in 2009 and 2010, which was consistent with the Company's expectations. In addition, the direct to consumer initiative, while intended to enhance the Company's long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this business grows and matures.

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

Product Lines

        The primary coverages in Personal Insurance are personal automobile and homeowners insurance sold to individuals. Personal Insurance had approximately 7.7 million active policies (e.g., policies-in-force) at December 31, 2010.

        Personal Automobile provides coverage for liability to others for both bodily injury and property damage and for physical damage to an insured's own vehicle from collision and various other perils. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

        Homeowners and Other provides protection against losses to dwellings and contents from a wide variety of perils (excluding flooding) as well as coverage for personal liability. The Company writes homeowners insurance for dwellings, condominiums and rental property contents. The Company also writes coverage for boats and yachts, personal articles such as jewelry, and umbrella liability protection.

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Personal Insurance segment as of January 1, 2011. The Company generally retains its primary personal auto exposures in their entirety. For personal property insurance, there is a $7.0 million maximum retention per risk. Personal Insurance retains the first $10.0 million of umbrella policies and purchases facultative reinsurance for limits over $10.0 million. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Personal Insurance's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2010:

State	% of Total
New York	14.4%
Texas(1)	8.2
Pennsylvania	7.5
California	6.2
New Jersey	5.1
Florida	5.0
Georgia	4.5
Connecticut	4.4
Massachusetts	4.3
Virginia	4.1
Maryland	3.3
Illinois	3.0
All others(2)	30.0

Total	100.0%

(1)
The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.

(2)
No other single state accounted for 3.0% or more of the total direct written premiums written in 2010 by the Personal Insurance segment.

Competition

        Personal lines insurance is written by hundreds of insurance companies of varying sizes. Although national companies write the majority of the business, Personal Insurance also faces competition from local and regional companies. Personal Insurance primarily competes based on service, ease of doing business, price, stability of the insurer and name recognition. Personal Insurance competes for business within each independent agency since these agencies also offer policies of competing companies. At the agency level, competition is primarily based on the level of service, including claims handling, the level of automation and the development of long-term relationships with individual agents, as well as on price. In recent years, many independent personal insurance agents have begun to utilize price comparison rating technology, sometimes referred to as "comparative raters," as a cost-efficient means of obtaining quotes from multiple companies. Comparative raters also tend to put additional focus on price over other competitive criteria. Personal Insurance also competes with insurance companies that use exclusive agents or salaried employees to sell their products, as well as those that employ direct marketing strategies, including the use of toll-free numbers and the internet. In addition to its traditional independent agency distribution, Personal Insurance has broadened its distribution of products by marketing to sponsoring organizations, including employee and affinity groups, through joint marketing arrangements with other insurers, and direct marketing. Personal Insurance believes that its continued focus on underwriting and pricing segmentation, claim settlement effectiveness strategies and expense management practices enable Personal Insurance to price its products competitively in all of its distribution channels.

CLAIMS MANAGEMENT

        The Company's claim functions are managed through its Claims Services operation, with locations in the United States and in the countries where it does business. With more than 14,000 employees, Claims Services employs a diverse group of professionals, including claim adjusters, appraisers, attorneys, investigators, engineers, accountants, system specialists and training, management and support personnel. Approved external service providers, such as independent adjusters and appraisers, investigators and attorneys, are available for use as appropriate.

        U.S. field claim management teams located in 26 claim centers and 55 satellite and specialty-only offices in 46 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Company's business segments. Claim teams with specialized skills, resources, and workflows are matched to the unique exposures of those businesses, with local claims management dedicated to achieving optimal results within each segment. The Company's home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. This structure permits the Company to maintain the economies of scale of a large, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International is generally provided locally by staff in the respective international locations due to local knowledge of applicable laws and regulations, although it is also managed by the Company's U.S. Claims Services organization to leverage that knowledge base and to share best practices.

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

        Claims Services uses advanced technology, management information, and data analysis to assist the Company in reviewing its claim practices and results to evaluate and improve its claims management performance. The Company's claims management strategy is focused on segmentation of claims and appropriate technical specialization to drive effective claim resolution. The Company continually monitors its investment in claim resources to maintain an effective focus on claim outcomes and a disciplined approach to continual improvement. The Company operates a state-of-the-art claims training facility, offering hands-on experiential learning to help ensure that its claim professionals are properly trained. In recent years, the Company has invested significant additional resources in many of its claim handling operations and routinely monitors the effect of those investments to ensure a consistent optimization among outcomes, cost and service.

        In recent years, Claims Services refined its catastrophe response strategy to increase the Company's ability to respond to a significant catastrophic event using its own personnel, enabling it to minimize reliance on independent adjustors and appraisers. The Company has developed a large dedicated catastrophe response team and trained a large Enterprise Response Team of existing employees who can be deployed on short notice in the event of a catastrophe that generates claim volume exceeding the capacity of the dedicated catastrophe response team. In recent years, these internal resources were successfully deployed to respond to a record number of catastrophe claims, including those resulting from Hurricanes Ike, Gustav and Dolly in 2008.

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

        Another strategic advantage is TravCompSM, a workers' compensation claim resolution and medical management program that assists adjusters in the prompt investigation and effective management of workers' compensation claims. Innovative medical and claims management technologies permit nurse, medical and claims professionals to share appropriate vital information that supports prompt investigation, effective return to work and claim resolution strategies. These technologies, together with effective matching of professional skills and authority to specific claim issues, have resulted in more efficient management of workers' compensation claims.

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

        For a description of reinsurance-related litigation, see note 15 of notes to the Company's consolidated financial statements.

Catastrophe Reinsurance

        Catastrophes can be caused by a variety of events, including, among others, hurricanes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods and volcanic eruptions. Catastrophes can also result from a terrorist attack (including those involving nuclear, biological, chemical or radiological events), explosions, infrastructure failures or as a consequence of political instability. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas;

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

        Catastrophe Bond Program.    On December 18, 2009, Longpoint Re II, Ltd. (Longpoint Re II), a newly formed independent Cayman Islands insurance company, successfully completed an offering to unrelated investors of $500 million aggregate principal amount of catastrophe bonds. In connection with the offering, the Company and Longpoint Re II entered into two reinsurance agreements (covering a three-year and four-year period, respectively), each providing up to $250 million of reinsurance on a proportional basis from losses resulting from certain hurricane events in the northeastern United States.

        Under the terms of these reinsurance agreements, the Company is obligated to pay annual reinsurance premiums to Longpoint Re II for the reinsurance coverage. The reinsurance agreements utilize a dual trigger that is based upon the Company's covered losses incurred and an index that is created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by a third-party service provider. The reinsurance agreements meet the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. Amounts payable to the Company under the reinsurance agreements will be determined by the index-based losses, which are designed to approximate the Company's actual losses from any covered event. The amount of actual losses and index losses from any covered event may differ. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreements.

        The index-based losses attachment point and maximum limit are reset annually to maintain modeled probabilities of attachment and expected loss on the respective catastrophe bonds equal to the initial modeled probabilities of attachment and expected loss. The two reinsurance agreements provide protection for covered events occurring before or on December 18, 2012 and December 18, 2013, respectively. The Company will be entitled to begin recovering amounts under the two reinsurance agreements if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $2.250 billion. The full $250 million coverage amount of each agreement is available on a proportional basis until index-based losses reach a maximum $2.850 billion limit. The Company has not incurred any losses that have resulted in a recovery under the Longpoint Re II agreements since their inception.

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

        At the time the agreements were entered into with Longpoint Re II, the Company evaluated the applicability of the accounting guidance that addresses variable interest entities or VIEs. Under this guidance, an entity that is formed for business purposes is considered a VIE if: (a) the equity investors lack the direct or indirect ability through voting rights or similar rights to make decisions about an entity's activities that have a significant effect on the entity's operations, or (b) the equity investors do not provide sufficient financial resources for the entity to support its activities. Additionally, a company that absorbs a majority of the expected losses from a VIE's activities or is entitled to receive a majority of the entity's expected residual returns, or both, is considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in the company's financial statements.

        As a result of the evaluation of the reinsurance agreement with Longpoint Re II, the Company concluded that it was a VIE because the conditions described in items (a) and (b) above were present. However, while Longpoint Re II was determined to be a VIE, the Company concluded that it did not have a variable interest in the entity, as the variability in its results, caused by the reinsurance agreements, is expected to be absorbed entirely by the investors in the catastrophe bonds issued by the Longpoint Re II and residual amounts earned by it, if any, are expected to be absorbed by the equity investors (the Company has neither an equity nor a residual interest in Longpoint Re II).

        Accordingly, the Company is not the primary beneficiary of Longpoint Re II and does not consolidate that entity in the Company's consolidated financial statements. Additionally, because the Company has no intention to pursue any transaction that would result in it acquiring interest in and becoming the primary beneficiary of Longpoint Re II, the consolidation of that entity in the Company's consolidated financial statements in future periods is unlikely.

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

        Earthquake Excess-of-Loss Reinsurance Treaty—The Company has entered into an earthquake excess-of-loss treaty that provides for up to $150 million of coverage, subject to a $125 million retention, for earthquake losses incurred under policies written by the National Property business unit in the Company's Business Insurance segment for the period July 1, 2010 through June 30, 2011.

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

        Terrorism Risk Insurance Program.    The Terrorism Risk Insurance Program (the Program) is a Federal program administered by the Department of the Treasury that provides for a system of shared public and private compensation for certain insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. The Program has been authorized through 2014.

        In order for a loss to be covered under the Program (subject losses), the loss must meet certain aggregate industry loss minimums and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General of the United States. The annual aggregate industry loss minimum is $100 million through 2014. The Program excludes from participation the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, reinsurance, commercial automobile, professional liability (other than directors and officers'), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the Program. All commercial property and casualty insurers licensed in the United States are generally required to participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for 85% of subject losses, after an insurer deductible, subject to an annual cap.

        The deductible for any calendar year is equal to 20% of the insurer's direct earned premiums for covered lines for the preceding calendar year. The Company's estimated deductible under the Program is $2.08 billion for 2011. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the Program for additional covered terrorism losses for that program year. The Company has had no terrorism-related losses since the Program was established. Since the interpretation of this law is untested, there is substantial uncertainty as to how they will be applied to specific circumstances. It is also possible that future legislative action could change the Program. Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company's own reinsurance program, future losses from acts of terrorism, particularly "unconventional" acts of terrorism involving nuclear, biological, chemical or radiological events, could be material to the Company's operating results, financial position and/or liquidity in future periods. While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, there can be no assurance that the Company would have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving so-called weapons of mass destruction, including nuclear, biological, chemical or radiological means.

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

Discounting

        The claims and claim adjustment expense reserves for most long-term disability and annuity claim payments, primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, were discounted to the present value of estimated future payments using a rate of 5% at both December 31, 2010 and 2009. These discounted reserves totaled $2.09 billion and $2.16 billion at December 31, 2010 and 2009 respectively.

Claims and Claim Adjustment Expense Development Table

        The table that follows sets forth the year-end reserves from 2000 through 2010 and the subsequent changes in those reserves, presented on a historical basis. The original estimates, cumulative amounts paid and re-estimated reserves in the table for the years 2000 through 2003 have not been restated to reflect the acquisition by Travelers Property Casualty Corp. (TPC) of The St. Paul Companies, Inc. (SPC) in 2004 (referred to hereafter as the Merger). The table includes SPC reserves beginning at December 31, 2004.

        In addition, the original estimates, cumulative amounts paid and re-estimated reserves in the table for 2000 have not been restated to reflect the acquisition of Northland and Commercial Guaranty Casualty. Beginning in 2001, the table includes the reserve activity of Northland and Commercial Guaranty Casualty. The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The data in the table is not accident year data, but rather a display of 2000 to 2010 year-end reserves and the subsequent changes in those reserves.

        For instance, the "cumulative deficiency (redundancy)" shown in the table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 2000 included $4 million for a loss that is finally paid in 2005 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 2000 to 2004 shown in the accompanying table.

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

        Other factors that affect the data in the table include the discounting of certain reserves (as discussed above) and the use of retrospectively rated insurance policies. For example, reserves for long-term disability and annuity claim payments (tabular reserves), primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, are discounted to reflect the time value of money. Apparent deficiencies will continue to occur as the discount on these workers' compensation reserves is accreted at the appropriate interest rates. Also, a portion of National Accounts business is underwritten with retrospectively rated insurance policies in which the ultimate loss experience is primarily borne by the insured. For this business, increases in loss experience result in an increase in reserves and an offsetting increase in amounts recoverable from insureds. Likewise, decreases in loss experience result in a decrease in reserves and an offsetting decrease in amounts recoverable from these insureds. The amounts recoverable on these retrospectively rated policies mitigate the impact of the cumulative deficiencies or redundancies on the Company's earnings but are not reflected in the table.

        Because of these and other factors, it is difficult to develop a meaningful extrapolation of estimated future redundancies or deficiencies in loss reserves from the data in the table.

(at December 31, in millions)	2000	2001(a)	2002(a)	2003(a)	2004(a)(b)(c)	2005(a)(b)(c)	2006(a)(b)(c)	2007(a)(b)(c)	2008(a)(b)(c)	2009(a)(b)	2010(a)(b)
Reserves for claims and claim adjustment expense originally estimated	$19,435	$20,197	$23,268	$24,055	$41,446	$42,895	$42,844	$43,098	$41,312	$40,941	$40,255
Cumulative amounts paid as of
One year later	4,374	5,018	5,170	4,651	8,871	8,632	7,417	8,146	7,519	7,748
Two years later	7,517	8,745	8,319	8,686	14,666	13,837	13,181	12,798	12,454
Three years later	10,218	11,149	11,312	11,541	18,733	18,466	16,545	16,264
Four years later	12,000	13,402	13,548	13,708	22,514	21,025	19,113
Five years later	13,603	15,115	15,229	15,574	24,572	22,992
Six years later	14,958	16,473	16,836	16,624	26,189
Seven years later	16,063	17,877	17,738	17,558
Eight years later	17,283	18,662	18,563
Nine years later	17,945	19,416
Ten years later	18,571
Reserves re-estimated as of
One year later	19,394	23,228	23,658	24,222	41,706	42,466	42,172	41,373	39,863	39,524
Two years later	22,233	24,083	24,592	25,272	42,565	42,311	40,837	39,925	38,640
Three years later	22,778	25,062	25,553	26,042	42,940	41,692	39,739	38,842
Four years later	23,871	25,953	26,288	26,501	43,148	40,855	38,734
Five years later	24,872	26,670	26,731	26,803	42,655	40,026
Six years later	25,521	27,179	27,055	26,619	42,068
Seven years later	26,039	27,556	27,022	26,342
Eight years later	26,364	27,580	26,815
Nine years later	26,380	27,496
Ten years later	26,397
Cumulative deficiency (redundancy) (a)(b)	6,962	7,299	3,547	2,287	622	(2,869)	(4,110)	(4,256)	(2,672)	(1,417)
Gross liability—end of year	$28,312	$30,617	$33,628	$34,474	$58,984	$61,007	$59,202	$57,619	$54,646	$53,054	$51,062
Reinsurance recoverables	8,877	10,420	10,360	10,419	17,538	18,112	16,358	14,521	13,334	12,113	10,807

Net liability—end of year	$19,435	$20,197	$23,268	$24,055	$41,446	$42,895	$42,844	$43,098	$41,312	$40,941	$40,255

Gross re-estimated liability—latest	$37,357	$40,001	$38,606	$37,270	$59,656	$57,824	$54,123	$52,606	$51,144	$51,116
Re-estimated reinsurance recoverables—latest	10,960	12,505	11,791	10,928	17,588	17,798	15,389	13,764	12,504	11,592

Net re-estimated liability—latest	$26,397	$27,496	$26,815	$26,342	$42,068	$40,026	$38,734	$38,842	$38,640	$39,524

Gross cumulative deficiency (redundancy)	$9,045	$9,384	$4,978	$2,796	$672	$(3,183)	$(5,079)	$(5,013)	$(3,502)	$(1,938)

        Included in the cumulative deficiency (redundancy) by year is the following impact of unfavorable prior year reserve development related to asbestos and environmental claims and claim adjustment expenses, in millions:

Asbestos	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Gross	$5,953	$5,680	$2,020	$1,995	$1,547	$713	$516	$517	$447	$262
Net	$4,493	$4,311	$1,366	$1,342	$1,382	$551	$395	$395	$325	$140
Environmental	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Gross	$940	$887	$733	$674	$522	$505	$397	$215	$130	$45
Net	$893	$851	$701	$642	$525	$495	$375	$190	$105	$35

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

(c)
In December 2008, the Company completed the sale of Unionamerica Holdings Limited (Unionamerica), which comprised its United Kingdom (U.K.)-based runoff insurance and reinsurance businesses. (Unionamerica was acquired in 2004 as part of the Merger.) Immediately before the sale, the claims and claim adjustment expense reserves of Unionamerica totaled $790 million. As a result of the sale, those obligations ceased being the responsibility of the Company and its affiliates. The sale is reflected in the table as a reduction in December 31, 2008 net reserves of $790 million and as a $790 million increase in paid losses for each of the years 2004 through 2007 to reflect the transfer (payment) of the reserves to the buyer, resulting in no impact to incurred losses.

Reserves on Statutory Accounting Basis

        At December 31, 2010, 2009 and 2008, claims and claim adjustment expense reserves (net of reinsurance) shown in the preceding table, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves), were $20 million, $18 million and $5 million higher, respectively, than those reported in the Company's respective annual reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves).

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

RATINGS

        Ratings are an important factor in assessing the Company's competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's Corp. (S&P). Rating agencies typically issue two types of ratings for insurance companies: claims-paying (or financial strength) ratings which reflect the rating agency's assessment of an insurer's ability to meet its financial obligations to policyholders and debt ratings which reflect the rating agency's assessment of a company's prospects for repaying its debts and are considered by lenders in connection with the setting of interest rates and terms for a company's short- and long-term borrowings. Agency ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating agency. Each agency's rating should be evaluated independently of any other agency's rating. The system and the number of rating categories can vary widely from rating agency to rating agency. Customers usually focus on claims-paying ratings, while creditors focus on debt ratings. Investors use both to evaluate a company's overall financial strength. The ratings issued on the Company or its subsidiaries by any of these agencies are announced publicly and are available on the Company's website and from the agencies.

        A downgrade in one or more of the Company's claims-paying ratings could negatively impact the Company's business volumes and competitive position because demand for certain of its products may be reduced, particularly because many customers require that the Company maintain minimum ratings to enter into or renew business with it.

        Additionally, a downgrade in one or more of the Company's debt ratings could adversely impact the Company's ability to access the capital markets and other sources of funds, including in the syndicated bank loan market, and/or result in higher financing costs. For example, downgrades in the Company's debt ratings could result in higher interest expense under the Company's revolving credit agreement (under which the cost of borrowing could range from LIBOR plus 100 basis points to LIBOR plus 175 basis points, depending on the Company's debt ratings), the Company's commercial paper program, or in the event that the Company were to access the capital markets by issuing debt or similar types of securities. See "Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a discussion of the Company's revolving credit agreement and commercial paper program. The Company considers the level of increased cash funding requirements in the event of a ratings downgrade as part of the evaluation of the Company's liquidity requirements. The Company currently believes that a one- to two-notch downgrade in its debt ratings would not result in a material increase in interest expense under its existing credit agreement and commercial paper programs. In addition, the Company considers the impact of a ratings downgrade as part of the evaluation of its common share repurchases.

Claims—Paying Ratings

        The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Guarantee Company of Canada and Travelers Insurance Company Limited as of February 17, 2011. The table also presents S&P's Lloyd's Syndicate Assessment rating for Travelers Syndicate Management Limited—Syndicate 5000. The table presents the position of each rating in the applicable agency's rating scale.

	A.M. Best	Moody's	S&P	Fitch
Travelers Reinsurance Pool(a)(b)	A+ (2nd of 16)	Aa2 (3rd of 21)	AA- (4th of 21)	AA (3rd of 21)
Travelers C&S Co. of America	A+ (2nd of 16)	Aa2 (3rd of 21)	AA- (4th of 21)	AA (3rd of 21)
First Floridian Auto and Home Ins. Co.	A- (4th of 16)	—	—	AA (3rd of 21)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA (3rd of 21)
The Premier Insurance Company of Massachusetts	A (3rd of 16)	—	—	—
Travelers C&S Co. of Europe, Ltd.	A+ (2nd of 16)	Aa2 (3rd of 21)	AA- (4th of 21)	—
Travelers Guarantee Company of Canada	A+ (2nd of 16)	—	—	—
Travelers Insurance Company Limited	A (3rd of 16)	—	AA- (4th of 21)	—
Travelers Syndicate Management Limited—Syndicate 5000	—	—	3- (9th of 15)	—

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

Debt Ratings

        The following table summarizes the current debt, preferred stock and commercial paper ratings of the Company and its subsidiaries as of February 17, 2011. The table also presents the position of each rating in the applicable agency's rating scale.

	A.M. Best	Moody's	S&P	Fitch
Senior debt	a (6th of 22)	A2 (6th of 21)	A- (7th of 22)	A (6th of 22)
Subordinated debt	a- (7th of 22)	A3 (7th of 21)	BBB+ (8th of 22)	BBB+ (8th of 22)
Junior subordinated debt	bbb+ (8th of 22)	A3 (7th of 21)	BBB (9th of 22)	BBB+ (8th of 22)
Trust preferred securities	bbb+ (8th of 22)	A3 (7th of 21)	BBB (9th of 22)	BBB+ (8th of 22)
Preferred stock	bbb+ (8th of 22)	Baa1 (8th of 21)	BBB (9th of 22)	—
Commercial paper	AMB-1 (2nd of 6)	P-1 (1st of 4)	A-2 (3rd of 10)	F-1 (2nd of 8)

Rating Agency Actions

        The following rating agency actions were taken with respect to the Company from February 18, 2010 (the date on which the Company filed its Form 10-K for the year ended December 31, 2009), through February 17, 2011:

  •
  On June 8, 2010, A.M. Best upgraded the Company's debt ratings for The Travelers Companies, Inc. one notch and reaffirmed the claims-paying ratings for Travelers Reinsurance Pool, Travelers C&S Co. of America, First Floridian Auto and Home Ins. Co., First Trenton Indemnity Company, The Premier Insurance Company of Massachusetts, Travelers C&S Co. of Europe, Ltd. and Travelers Guarantee Company of Canada. The outlook for all ratings is stable.

  •
  On June 10, 2010, Fitch affirmed all ratings for the Company. The outlook remained stable.

  •
  On August 10, 2010, Standard & Poor's affirmed all ratings for the Company. The outlook remained positive.

  •
  On October 15, 2010, Moody's affirmed all ratings for the Company. The outlook remained stable.

  •
  On October 15, 2010, A.M. Best affirmed all ratings of Travelers Insurance Company Limited. The outlook remained stable.

  •
  On October 27, 2010, Fitch affirmed all ratings for the Company. The outlook remained stable.

  •
  On February 1, 2011, Fitch affirmed all ratings for the Company. The outlook remained stable.

INVESTMENT OPERATIONS

        The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. Government, tax-exempt U.S. municipal, and taxable corporate and U.S. agency mortgage-backed bonds. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's insurance and debt obligations. The Company's management of the duration of the fixed maturity investment portfolio has historically produced a duration that exceeds the estimated duration of the Company's net insurance liabilities. Recently, the estimated average effective duration of the Company's portfolio of fixed maturity and short-term security investments has declined, primarily due to the impact of declining market yields and tightening investment spreads on existing holdings of mortgage-backed securities (both of which impact the assumptions related to optional pre-payments), an increase in pre-refunded municipal bonds and general portfolio management decisions. The Company has also recently experienced an increase in the estimated average effective duration of its net insurance liabilities, primarily reflecting the impact of declining market interest rates, as well as an increase in workers' compensation insurance business volume. As a result, the estimated average effective duration of the Company's net insurance liabilities exceeded that of its portfolio of fixed maturity and short-term security investments at December 31, 2010. The substantial degree by which the market value of the fixed maturity portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, contributes to the Company's ability to fund claim payments without having to sell illiquid assets or access credit facilities.

        The primary goals of the Company's asset—liability management process are to satisfy the insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows. Generally, the expected principal and interest payments produced by the Company's fixed maturity portfolio adequately fund the estimated runoff of the Company's insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed maturity portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, provide assurance of the Company's ability to fund claim payments without having to sell illiquid assets or access its credit facilities.

        The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, real estate partnerships, hedge funds and trading securities. These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

        See note 3 of notes to the Company's consolidated financial statements for additional information regarding the Company's investment portfolio.

REGULATION

U.S. State and Federal Regulation

        TRV's insurance subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. In addition, many states have enacted variations of competitive ratemaking laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis. TRV's insurance subsidiaries are collectively licensed to transact insurance business in all U.S. states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands.

        Although the U.S. federal government has not historically regulated the insurance business, there have been proposals from time to time, including after the financial crisis in 2008 and 2009, to impose federal regulation on the insurance industry. On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). Among other things, the Dodd-Frank Act establishes a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office initially has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. Further, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the Council) as "systemically important." While the Company does not believe that it is systemically important, as defined in the Dodd-Frank Act, it is possible that, at some point in the future, the Council may disagree with the Company. The Council has recently issued proposed rules that do not resolve this uncertainty. If the Company were designated as systemically important, the Federal Reserve's supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding the Company's capital, liquidity and leverage as well as its business and investment conduct. As a result of the foregoing, the Dodd-Frank Act, or other additional federal regulation that is adopted in the future, could impose significant burdens on the Company, including impacting the ways in which it conducts its business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage.

        Insurance Regulation Concerning Dividends.    TRV's principal insurance subsidiaries are domiciled in the state of Connecticut. The Connecticut insurance holding company laws require notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend, that together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer's capital and surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices.

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

        Assessments for Guaranty Funds and Second-Injury Funds and Other Mandatory Pooling and Reinsurance Arrangements.    Virtually all states require insurers licensed to do business in their state,

including TRV's insurance subsidiaries, to bear a portion of the loss suffered by some claimants because of the insolvency of other insurers. Many states also have laws that establish second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury.

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

        Based on preliminary 2010 IRIS ratios calculated by the Company, the following lead insurance subsidiaries had results outside the normal range due to the actions taken by the Company during 2010 to dividend excess capital to the holding company: The Travelers Indemnity Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries and for three IRIS ratios due to the amount of dividends paid to its parent; Travelers Casualty and Surety Company and The Standard Fire Insurance Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries and for two IRIS ratios due to the amount of dividends paid to its parent; and St. Paul Fire and Marine Insurance Company had results outside the normal range for three IRIS ratios due to the amount of dividends paid to its parent.

        In 2009, Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries.

        Management does not anticipate regulatory action as a result of the 2010 IRIS ratio results for the lead insurance subsidiaries or their insurance subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

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

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2010, all of TRV's insurance subsidiaries had total adjusted capital in excess of the RBC requirement.

        Investment Regulation.    Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications. At December 31, 2010, the Company was in compliance with these laws and regulations.

        Agent and Broker Compensation.    In December 2010, the Company and the Attorneys General of New York, Illinois and Connecticut amended and restated existing settlement agreements with the Company regarding producer compensation. The amendments do not restrict the payment of contingent commissions as producer compensation.

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

        Through Lloyd's, TRV is licensed to write business in over 70 countries throughout the world by virtue of Lloyd's international licenses. In each such country, TRV is subject to the laws and insurance regulation of that country. A TRV subsidiary, Travelers Casualty and Surety Company, has a representative office in China. The representative office is regulated by the China Insurance Regulatory Commission. A TRV subsidiary, TCI Global Services, Inc., has a liaison office in India. Insurance business in India is regulated by the Insurance Regulatory and Development Authority. In addition, TRV's Lloyd's managing agency has a service company in Singapore, the underwriting operations of which are regulated by the Monetary Authority of Singapore.

        TRV's insurance operations in the Republic of Ireland are regulated by the Insurance Supervision Departments of the Central Bank of Ireland. Such operations are conducted through an Irish branch of Travelers Insurance Company Limited which, as mentioned above, is regulated by the FSA. In Canada, the conduct of TRV's insurance business is regulated by the Office of the Superintendent of Financial Institutions under provisions of the Insurance Companies Act, which requires insurance companies to maintain certain levels of capital depending on the type and amount of insurance policies in force.

        The European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to the Company's businesses across the European Union beginning as soon as the fourth quarter of 2012. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary's capital position is dependent on the parent company and the U.S. company is not already subject to regulations deemed "equivalent" to Solvency II. In addition, regulators in countries where the Company has operations are working with the International Association of Insurance Supervisors (and in the U.S., with the National

Association of Insurance Commissioners) to consider changes to insurance company supervision, including solvency requirements and group supervision. While it is not certain how or if these actions will impact the Company, it does not currently expect the capital management strategies for its U.S. operating companies or its European Union operating companies will be materially impacted.

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

ENTERPRISE RISK MANAGEMENT

        As a large property and casualty insurance enterprise, the Company is exposed to many risks. These risks are a function of the environments within which the Company operates. Since certain risks can be correlated with other risks, an event or a series of events can impact multiple areas of the Company simultaneously and have a material effect on the Company's results of operations, financial position and/or liquidity. These exposures require an entity-wide view of risk and an understanding of the potential impact on all aspects of the Company. It also requires the Company to manage its risk-taking to be within its risk appetite in a prudent and balanced effort to create and preserve value for all of the Company's stakeholders. This approach to Company-wide risk evaluation and management is commonly called Enterprise Risk Management (ERM). ERM activities involve both the identification and assessment of a broad range of risks and the execution of synchronized strategies to effectively manage such risks. Effective ERM also includes the determination of the Company's risk capital needs, which takes into account regulatory requirements and credit rating considerations, in addition to economic and other factors.

        ERM at the Company is an integral part of business operations. All risk owners across all functions, all corporate leaders and the board of directors are engaged in ERM. ERM involves risk-based analytics, as well as reporting and feedback throughout the enterprise in support of the Company's long-term financial strategies and objectives.

        The Company uses various methods, including sophisticated computer modeling techniques, to analyze catastrophic events and the risks associated with them. These analyses and methods are used in making underwriting and reinsurance decisions as part of managing the Company's exposure to catastrophic events. In addition to catastrophe modeling and analysis, the Company also models and analyzes its exposure to other extreme events. These analytical techniques are an integral component of the Company's ERM process and further support the Company's long-term financial strategies and objectives.

        In addition to the day-to-day ERM activities within the Company's business units, other key internal risk management functions include the Management Committee (comprised of the Company's Chief Executive Officer and the other most senior members of management), the Enterprise and Underwriting Risk Committees of management, the Credit Committee, the Chief Compliance Officer, the Business Conduct Officer, the Corporate Actuarial group, the Corporate Audit group, the Accounting Policy group, the Enterprise Underwriting group and many others. A senior executive oversees the ERM process. The mission of this executive is to facilitate risk assessment and to collaborate in implementing effective risk management strategies throughout the Company. Another strategic ERM objective of this executive includes working across the Company to enhance effective and realistic risk modeling capabilities as part of the Company's overall effort to understand and manage its portfolio of risks to be within its risk appetite. Board oversight of ERM is provided by the Risk Committee of the board of directors, which reviews the strategies, processes and controls pertaining to the Company's insurance operations and oversees the implementation, execution and performance of the Company's ERM program.

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

Employees

        At December 31, 2010, the Company had approximately 32,000 employees. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements.

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

The method comes up with an estimate of ultimate claims counts by accident year cohort, and multiplies it by an estimate of average claim value by accident year cohort, with multiple methods used to estimate these average claim values.

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

Catastrophe

A severe loss, resulting from a variety of events, including, among others, hurricanes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods and volcanic eruptions. Catastrophes can also result from a terrorist attack (including those involving nuclear, biological, chemical or radiological events), explosions, infrastructure failures or as a consequence of political instability. Each catastrophe has unique characteristics and catastrophes are not predictable as to timing or amount. Their effects are included in net and operating income and claims and claim adjustment expense reserves upon occurrence. A catastrophe may result in the payment of reinsurance reinstatement premiums and assessments from various pools.

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

Debt-to-total capital ratio	The ratio of debt to total capitalization.
Debt-to-total capital ratio excluding net unrealized gain (loss) on investments	The ratio of debt to total capitalization excluding the after-tax impact of net unrealized investment gains and losses.
Deductible	The amount of loss that an insured retains.
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

Excess liability	Additional casualty coverage above a layer of insurance exposures.
Excess of loss reinsurance	Reinsurance that indemnifies the reinsured against all or a specified portion of losses over a specified dollar amount or "retention."
Expense ratio	See "Underwriting expense ratio."
Exposure	The measure of risk used in the pricing of an insurance product. The change in exposure is the amount of change in premium on policies that renew attributable to the change in portfolio risk.

Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.
Fair Access to Insurance Requirements (FAIR) Plan

A residual market mechanism which provides property insurance to those unable to obtain such insurance through the regular (voluntary) market. FAIR plans are set up on a state-by-state basis to cover only those risks in that state. For more information, see "residual market (involuntary business)."

Fidelity and surety programs

Fidelity insurance coverage protects an insured for loss due to embezzlement or misappropriation of funds by an employee. Surety is a three-party agreement in which the insurer agrees to pay a third party or make complete an obligation in response to the default, acts or omissions of an insured.

GAAP combined ratio

The sum of the loss and LAE ratio, the underwriting expense ratio and, where applicable, the ratio of dividends to policyholders to net premiums earned. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

GAAP combined ratio excluding incremental impact of direct to consumer initiative	The GAAP combined ratio adjusted to exclude the direct, variable impact of the Company's direct-to-consumer initiative in the Personal Insurance segment.
Gross written premiums	The direct and assumed contractually determined amounts charged to the policyholders for the effective period of the contract based on the terms and conditions of the insurance contract.
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

Holding company liquidity	Total cash, short-term invested assets and other readily marketable securities held by the holding company.
Incurred but not reported (IBNR) reserves	Reserves for estimated losses and LAE that have been incurred but not yet reported to the insurer. This includes amounts for unreported claims, development on known cases, and re-opened claims.
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

Net written premiums	Direct written premiums plus assumed reinsurance premiums less premiums ceded to reinsurers.
New business volume	The amount of written premium related to new policyholders and additional products sold to existing policyholders.
Operating income (loss)	Net income (loss) excluding the after-tax impact of net realized investment gains (losses), discontinued operations and cumulative effect of changes in accounting principles when applicable.
Operating income (loss) per share	Operating income (loss) on a per share basis.
Operating return on equity	The ratio of operating income to average equity excluding net unrealized investment gains and losses and discontinued operations, net of tax.
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

Reinsurance agreement	A contract specifying the terms of a reinsurance transaction.
Renewal premium change	The estimated change in average premium on policies that renew, including rate and exposure changes.
Renewal rate change	The estimated change in average premium on policies that renew, excluding exposure changes.

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

Retention rate	Current period renewal premiums, accounts or policies as a percentage of total premiums, accounts or policies available for renewal.
Retrospective premiums	Premiums related to retrospectively rated policies.
Retrospective rating	A plan or method which permits adjustment of the final premium or commission on the basis of actual loss experience, subject to certain minimum and maximum limits.
Return on equity	The ratio of net income (loss) less preferred dividends to average shareholders' equity.
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

Third-party liability	A liability owed to a claimant (third party) who is not one of the two parties to the insurance contract. Insured liability claims are referred to as third-party claims.
Total capitalization	The sum of total shareholders' equity and debt.

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

        Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.    Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including, among others, hurricanes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods and volcanic eruptions. Catastrophes can also be man-made, such as a terrorist attack (including those involving nuclear, biological, chemical or radiological events), explosions, infrastructure failures or a consequence of political instability. The geographic distribution of our business subjects us to catastrophe exposures in the United States, which include, but are not limited to: hurricanes from Maine through Texas; tornadoes throughout the Central and Southeast United States; earthquakes in California, the New Madrid region and the Pacific Northwest region of the United States; wildfires, particularly in the Southwest; and terrorism in major cities in the United States. In addition, our international operations subject us to catastrophe exposures in the United Kingdom, Canada and the Republic of Ireland, as well as to a variety of world-wide catastrophe exposures through our Lloyd's operations.

        The incidence and severity of catastrophes are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Some scientists believe that in recent years changing climate conditions have added to the unpredictability and frequency of natural disasters (including, but not limited to, hurricanes, tornadoes, other storms and fires) in certain parts of the world and created additional uncertainty as to future trends and exposures. For example, in recent years hurricane activity has impacted areas further inland than previously experienced, thus expanding our overall hurricane exposure. The catastrophe modeling tools that we use, or that we rely on from outside parties, to help manage certain of our catastrophe exposures are based on assumptions and judgments that are subject to error and mis-estimation and may produce estimates that are materially different than actual results. In addition, our increased presence in certain geographic areas, such as in the Midwest and Western regions of the United States, and any changes in climate conditions could cause our data to be more limited and our catastrophe models to be even less predictive, thus limiting our ability to effectively evaluate and manage such exposures. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions."

        The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future. In addition, states have from time to time passed legislation, and regulators have taken action, that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets. Participation in residual market mechanisms has resulted in, and may continue to result in, significant losses or assessments to insurers, including us, and, in certain states, those losses or assessments may not be commensurate with our direct catastrophe exposure in those states. If our competitors leave those states having residual market mechanisms, remaining insurers, including us, may be subject to significant increases in losses or assessments following a catastrophe. In addition, following catastrophes, there are sometimes legislative initiatives and court decisions which seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies. Also, our ability to increase pricing to the extent necessary to offset rising costs of catastrophes, particularly in the Personal Insurance segment, requires approval of regulatory authorities of certain states. Our ability or our willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment, changes in the general economic climate and/or social responsibilities. We also may choose to write business in catastrophe-prone areas that we might not otherwise write for strategic purposes, such as improving our access to other underwriting activities.

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

        In addition, coverage in our reinsurance program for terrorism is limited. Although the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the Act) provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations. Under this law, once our losses exceed 20% of our commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us for 85% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $2.08 billion for 2011. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. It is also possible that future legislative action could change the Act.

        Because of the risks set forth above, catastrophes such as those caused by various natural events or man-made events such as a terrorist attack, including "unconventional" acts of terrorism involving nuclear, biological, chemical or radiological events, could materially and adversely affect our results of operations, financial position and/or liquidity. Further, while we seek to manage our exposure to man-made catastrophic events involving conventional means, there can be no assurance that we would have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving so-called weapons of mass destruction, including nuclear, biological, chemical or radiological means.

        During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected.    Over the past three years, worldwide financial markets have experienced significant disruptions and the United States and many other economies experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. While economic conditions have recently improved, there is continued uncertainty regarding the timing and strength of any economic recovery. The trend may not continue. Even if growth continues, it may be at a slow rate for an extended period of time and other economic conditions, such as the residential and commercial real estate environment and employment rates, may continue to be weak. In addition, some economists believe that steps taken by the federal government to stabilize financial markets and improve economic conditions could lead to an inflationary environment. Furthermore, financial markets may again experience significant disruption.

        If economic conditions remain weak or deteriorate, or if financial markets experience significant disruption, it could materially adversely affect our results of operations, financial position and/or liquidity. Several of the risk factors that follow identify risks that result from, or are exacerbated by, an economic slowdown or financial disruption. These include risks discussed below related to our investment portfolio, reinsurance arrangements, other credit exposures, our estimates of claims and claim adjustment expense reserves, emerging claim and coverage issues, the competitive environment, regulatory developments and the impact of rating agency actions. You should also refer to "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation", particularly the "Outlook" section.

        Many of these risks could materialize, and our financial results could be negatively impacted, even after the end of an economic downturn or financial disruption. During or following an economic downturn, lower levels of economic activity could reduce (and historically have reduced) exposure changes at renewal. They also could adversely impact (and historically have adversely impacted) audit premium adjustments, policy endorsements and mid-term cancellations after policies are written, particularly in our business units within Business Insurance, which could adversely impact our written premiums. In addition, because earned premiums lag written premiums, our results can be adversely affected after general economic conditions have improved. An inflationary environment (which may follow government efforts to stabilize the economy) may also, as we discuss below, adversely impact our loss costs and could adversely impact the valuation of our investment portfolio. Finally, as a result of the financial market disruptions over the past three years, we may, as discussed below, face increased regulation.

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

        The process of estimating loss reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures; adverse changes in loss cost trends, including inflationary pressures on medical costs and auto and home repair costs; economic conditions including general inflation; legal trends and legislative changes; and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Loss reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). As discussed above, some economists believe that steps taken by the federal government to stabilize the economy could lead to an inflationary environment, which could in turn, lead to an increase in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered "long tail", such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business. In addition, inflationary pressures in medical costs may be increased by the recent healthcare reform legislation. The estimation of loss reserves may also be more difficult during times of adverse economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims.

        We continually refine our loss reserve estimates in a regular, ongoing process as historical loss experience develops, additional claims are reported and settled and the legal, regulatory and economic environment evolves. Business judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. Different experts may choose different assumptions when faced with material uncertainty, based on their individual backgrounds, professional experiences and areas of focus. Hence, such experts may at times produce estimates materially different from each other. This risk may be exacerbated in the context of an acquisition. Experts providing input to the various estimates and underlying assumptions include actuaries, underwriters, claim personnel and lawyers, as well as other members of management. Therefore, management may have to consider varying individual viewpoints as part of its estimation of loss reserves.

        We attempt to consider all significant facts and circumstances known at the time loss reserves are established or reviewed. Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for claims and claim adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than is currently reserved.

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

        Our investment portfolio may suffer reduced returns or material realized or unrealized losses.    Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 94% of the carrying value of our investment portfolio as of December 31, 2010. Changes in interest rates caused by inflation or other factors (inclusive of credit spreads) affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments, thereby negatively impacting our net investment income, while rising interest rates reduce the market value of existing fixed maturity investments. After a period of historically low interest rates, long-term interest rates have recently risen somewhat. However, interest rates may remain at levels below historical averages, possibly for a prolonged period. During an economic downturn, fixed maturity and short-term investments could be subject to higher risk of default. The value of our fixed maturity and short-term investments is subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer's payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses.

        We invest a portion of our assets in equity securities, private equity limited partnerships, hedge funds, and real estate partnerships, all of which are subject to greater volatility in their investment returns than fixed maturity investments. General economic conditions, changes in applicable tax laws and many other factors beyond our control can adversely affect the value of our non-fixed maturity investments and the realization of net investment income, and/or result in realized investment losses. As a result of these factors, we may realize reduced returns on these investments, we may incur losses on sales of these investments and we may be required to write down the value of these investments, which could reduce our net investment income and result in realized investment losses.

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

        Our fixed maturity investment portfolio is invested, in substantial part, in obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). Notwithstanding the relatively low historical rates of default on many of these obligations and notwithstanding that we typically seek to invest in high-credit-quality securities (including those with structural protections such as being secured by dedicated or pledged sources of revenue), during or following an economic downturn, our municipal bond portfolio could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue. The prolonged economic downturn that began in 2008 has resulted in many states and local governments operating under deficits or projected deficits. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of our municipal bond portfolio. In addition, some issuers may be unwilling to increase tax rates, or to reduce spending, to fund interest or principal payments on their municipal bonds, or may be unable to access the municipal bond market to fund such payments. The risk of widespread defaults may increase if some issuers voluntarily choose to default, instead of implementing difficult fiscal measures, and the actual or perceived consequences (such as reduced access to capital markets) are less severe than expected. The risk may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of structural protections. Our portfolio has also benefited from tax exemptions and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Federal and/or state tax legislation could be enacted in connection with deficit reduction or various types of fundamental tax reform that would lessen or eliminate some or all of the tax advantages currently benefiting us and could adversely affect the value of our investment portfolio.

        Our investment portfolio includes residential mortgage-backed securities, collateralized mortgage obligations, pass-through securities, and asset-backed securities collateralized by sub-prime mortgages; commercial mortgage-backed securities; and wholly-owned real estate, real estate partnerships and mortgage loans, all of which could be adversely impacted by further declines in real estate valuations and/or financial market disruption. In addition, the potential for protracted disruption and/or suspension of foreclosure practices could also impact the returns on certain of these portfolios.

        Because of the risks set forth above, the value of our investment portfolio could decrease, we could experience reduced net investment income and we could experience realized and/or unrealized investment losses, which could materially and adversely affect our results of operations, financial position and/or liquidity.

        Our business could be harmed because of our potential exposure to asbestos and environmental claims and related litigation.

        Asbestos Claims.    We believe that the property and casualty insurance industry has suffered from court decisions and other trends that have attempted to expand insurance coverage for asbestos claims far beyond the intent of insurers and policyholders. While we have experienced a decrease in new asbestos claims over the past several years, we continue to receive a significant number of asbestos claims from our policyholders (which includes others seeking coverage under a policy), including claims against our policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the focus by plaintiffs on previously peripheral defendants. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years. In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including us. The bankruptcy of many traditional defendants has also caused increased settlement demands against those policyholders who are not in bankruptcy but remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on previously peripheral defendants, contributes to the claims and claim adjustment expense payments we have experienced. Our asbestos-related claims and claim adjustment expense experience also has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.

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

        Asbestos and Environmental Claims.    Uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies we have issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with our previous assessment of these claims, the number and outcome of direct actions against us, future developments pertaining to our ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective.

        While the ongoing evaluation of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs' expanded theories of liability and the risks inherent in complex litigation and other uncertainties it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could materially and adversely affect our results of operations.

See the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." Also see "Item 3—Legal Proceedings."

        We are exposed to, and may face adverse developments involving, mass tort claims such as those relating to exposure to potentially harmful products or substances.    In addition to asbestos and environmental claims, we face exposure to other types of mass tort claims, including claims related to exposure to potentially harmful products or substances, including lead paint, silica and welding rod fumes. Establishing claims and claim adjustment expense reserves for mass tort claims is subject to uncertainties because of many factors, including expanded theories of liability, disputes concerning medical causation with respect to certain diseases, geographical concentration of the lawsuits asserting the claims and the potential for a large rise in the total number of claims without underlying epidemiological developments suggesting an increase in disease rates. Moreover, evolving judicial interpretations regarding the application of various tort theories and defenses, including application of various theories of joint and several liabilities, as well as the application of insurance coverage to these claims, make it difficult to estimate our ultimate liability for such claims.

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

  •
  claims under directors' & officers' insurance policies relating to: losses from involvement in financial market activities, such as mortgage or financial product origination, distribution, structuring or servicing and foreclosure procedures; fraud, including those related to investment management businesses; possible accounting irregularities; and corporate governance issues;

  •
  the assertion of "public nuisance" or similar theories of liability, pursuant to which plaintiffs seek to recover monies spent to administer public health care programs; abate hazards to public health and safety and/or recover damages purportedly attributable to a "public nuisance";

  •
  medical developments that link health issues to particular causes, resulting in liability claims;

  •
  claims relating to unanticipated consequences of current or new technologies; and

  •
  claims relating to potentially changing climate conditions.

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

        The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability.    The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive for the foreseeable future. We compete with both domestic and foreign insurers, a number of which have experienced financial difficulties in recent periods. Competitors that are experiencing financial difficulties may offer products at prices and on terms that are not consistent with our economic standards in an effort to maintain or increase their business. The property and casualty insurance industry has historically been cyclical, with periods characterized by intense price competition and less restrictive underwriting standards followed by periods of higher premium rates and more selective underwriting standards. The competitive environment in which we operate could also be impacted by current general economic conditions, which could reduce the volume of business available to us as well as to our competitors. In addition, the competitive environment could be impacted by changes in customer preferences, including customer demand for direct distribution channels. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Outlook."

        In recent years, many independent personal insurance agents have begun to utilize price comparison rating technology, sometimes referred to as "comparative raters," as a cost-efficient means of obtaining quotes from multiple companies. Comparative raters also tend to put additional focus on price over other competitive criteria. Additionally, there is potential for similar technology to be used to access comparative rates for small commercial business. Agents and brokers may also create alternate distribution channels for commercial business, such as insurance exchanges, that may adversely impact product differentiation and pricing.

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

        We may not be able to collect all amounts due to us from reinsurers and reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all.    Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not eliminate our obligation to pay claims. Accordingly, we are subject to credit risk with respect to our ability to recover amounts due from reinsurers.

        In the past, certain reinsurers have ceased writing business and entered into runoff. Some of our reinsurance claims may be disputed by the reinsurers and we may ultimately receive partial or no payment. This is a particular risk in the case of claims that relate to insurance policies written many years ago, including those relating to asbestos and environmental claims. In addition, in a number of jurisdictions, particularly the European Union and the United Kingdom, a reinsurer is permitted to transfer a reinsurance arrangement to another reinsurer, which may be less creditworthy, without a counterparty's consent, provided that the transfer has been approved by the applicable regulatory and/or court authority. The ability of reinsurers to transfer their risks to other, less creditworthy reinsurers may adversely impact our ability to collect amounts due to us.

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

        Many reinsurance companies and life insurance companies were negatively impacted by the financial markets disruption and the economic downturn over the past three years. A number of these companies, including certain of those with which we conduct business, were downgraded by various rating agencies during this time period. For a discussion of our top reinsurance groups by reinsurance recoverable and the top five groups by amount of structured settlements provided, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables."

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

        Because of the risks set forth above, we may not be able to collect all amounts due to us from reinsurers, and reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all, and/or life insurance companies may fail to make required annuity payments, and thus our results of operations could be materially and adversely affected.

        We are exposed to credit risk in certain of our business operations.    In addition to exposure to credit risk related to our investment portfolio and reinsurance recoverables (discussed above), we are exposed to credit risk in several other areas of our business operations, including credit risk relating to policyholders, independent agents and brokers.

        We are exposed to credit risk in our surety insurance operations, where we guarantee to a third party that our customer will satisfy certain performance obligations (e.g., a construction contract) or certain financial obligations. If our customer defaults, we may suffer losses and not be reimbursed by our customer. In addition, it is customary practice in the surety business for multiple insurers to participate as co-sureties on large surety bonds. Under these arrangements, the co-surety obligations are typically joint and several, in which case we are also exposed to credit risk with respect to our co-sureties.

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

        Our efforts to mitigate the credit risk that we have to our insureds may not be successful. To reduce such credit risk, we require certain insureds to post collateral for some or all of these obligations, often in the form of pledged securities, such as money market funds, or letters of credit provided by banks. In cases where we receive pledged securities and the insureds are unable to honor their obligations, we may be exposed to credit risk on the securities pledged and/or the risk that our access to that collateral may be stayed during an insured's bankruptcy. In cases where we receive letters of credit from banks and the insureds are unable to honor their obligations, we are exposed to the credit risk of the banks that issued the letters of credit.

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

        These regulatory systems are generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders and other investors. For example, to protect policyholders whose insurance company becomes financially insolvent, guaranty funds have been established in all fifty states to pay the covered claims of policyholders in the event of an insolvency of an insurer, subject to applicable state limits. The funding of guaranty funds is provided through assessments levied against remaining insurers in the marketplace. As a result, the insolvency of one or more insurance companies could result in additional assessments levied against us.

        These regulatory systems also address authorization for lines of business, capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer's business.

        In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the National Association of Insurance Commissioners (NAIC) and state insurance regulators continually reexamine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. In a time of financial uncertainty or a prolonged economic downturn or otherwise, regulators may choose to adopt more restrictive insurance laws and regulations. For example, insurance regulators may choose to restrict the ability of insurance subsidiaries to make payments to their parent companies or reject rate increases due to the economic environment. The state insurance regulators may also increase the statutory capital requirements for our insurance subsidiaries.

        Although the U.S. federal government has not historically regulated the insurance business, there have been proposals from time to time, including after the financial crisis in 2008 and 2009, to impose federal regulation on the insurance industry. On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). Among other things, the Dodd-Frank Act establishes a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office initially has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. Further, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the Council) as "systemically important." While we do not believe that we are "systemically important," as defined in the Dodd-Frank Act, it is possible that the Council may conclude that we are. If we were designated as "systemically important," the Federal Reserve's supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding our capital, liquidity and leverage as well as our business and investment conduct. As a result of the foregoing, the Dodd-Frank Act, or other additional federal regulation that is adopted in the future, could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to smaller insurers who may not be subject to the same level of regulation.

        Even if we are not subject to additional regulation by the federal government, significant financial sector regulatory reform, including the Dodd-Frank Act, could have a significant impact on us. For example, regulatory reform could have an unexpected impact on our rights as a creditor or on our competitive position. In particular, the Dodd-Frank Act authorizes assessments to pay for the resolution of systemically important financial institutions that have become insolvent. We (as a financial company with more than $50 billion in assets) could be assessed, and, although any such assessment is required to be risk weighted (i.e., riskier firms pay more), such costs could be material to us and are currently difficult for us to estimate.

        Other potential changes in U.S. federal legislation, regulation and/or administrative policies, including the potential repeal of the McCarran-Ferguson Act and potential changes in federal taxation, could also significantly harm the insurance industry, including us. In addition, state tax laws that specifically impact the insurance industry, such as premium taxes or other taxes, may be enacted or changed by states to raise revenues.

        As a U.S.-based SEC reporting company, we are currently required to prepare our financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as promulgated by the Financial Accounting Standards Board (FASB). The SEC is currently examining whether to require the use of International Financial Reporting Standards (IFRS), as promulgated by the International Accounting Standards Board (IASB), for companies such as us. The FASB and the IASB have also embarked on a long-term project to converge GAAP and IFRS. Additionally, the IASB and the FASB are in the process of developing a global insurance standard that may involve methodologies for valuing insurance contract liabilities that may be significantly different from the methodologies required by current GAAP. We are not able to predict whether we will choose to, or be required to, adopt IFRS or how the adoption of IFRS (or the convergence of GAAP and IFRS, including the project for valuing insurance contract liabilities) may impact our financial statements in the future. Changes in accounting standards, particularly those that specifically apply to insurance company operations, may impact the content and presentation of our reported financial results and could have adverse consequences to our reported financial results, including lower reported results of operations and shareholders' equity and increased volatility and decreased comparability of our reported results with other insurers.

        The European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to our businesses across the European Union beginning as soon as the fourth quarter of 2012. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary's capital position is dependent on the parent company and the U.S. company is not already subject to regulations deemed "equivalent" to Solvency II. In addition, regulators in countries where we have operations are working with the International Association of Insurance Supervisors (and in the U.S., with the National Association of Insurance Commissioners) to consider changes to insurance company supervision, including solvency requirements and group supervision. While it is not yet known how these actions will impact us, such regulation could result in a need for additional capital, increased costs of compliance, increased disclosure and less flexibility in our capital management.

        U.S. or non-U.S. insurance laws or regulations that are adopted or amended may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs of compliance and thus could materially and adversely affect our results of operations and limit our growth.

        A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs.    Claims-paying and financial strength ratings are important to an insurer's competitive position. Rating agencies review insurers' ratings periodically, and change their ratings criteria periodically, and therefore our current ratings may not be maintained in the future. A downgrade in one or more of our ratings could negatively impact our business volumes because demand for certain of our products may be reduced, particularly because many customers may require that we maintain minimum ratings to enter into or renew business with us. Additionally, we may find it more difficult to access the capital markets and we may incur higher borrowing costs. If significant losses, including, but not limited to, those resulting from one or more major catastrophes, or significant reserve additions or significant investment losses were to cause our capital position to deteriorate significantly, or if one or more rating agencies substantially increase their capital requirements, we may need to raise equity capital in the future (which we may not be able to do at a reasonable cost or at all) in order to maintain our ratings or limit the extent of a downgrade. A continued trend of more frequent and severe weather-related catastrophes or a prolonged economic downturn may lead rating agencies to substantially increase their capital requirements. For further discussion about our ratings, see, "Item 1—Business—Ratings."

        The inability of our insurance subsidiaries to pay dividends to our holding company in sufficient amounts would harm our ability to meet our obligations, pay future shareholder dividends or make future share repurchases.    Our holding company relies on dividends from our insurance subsidiaries to meet our obligations for payment of interest and principal on outstanding debt, to pay dividends to shareholders, to make contributions to our pension plan, to pay other corporate expenses and to make share repurchases. The ability of our insurance subsidiaries to pay dividends to our holding company in the future will depend on their statutory surplus, earnings and regulatory restrictions.

        We are subject to regulation by some states as an insurance holding company system. Our insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. In a time of prolonged economic downturn or otherwise, regulators may choose to further restrict the ability of insurance subsidiaries to make payments to their parent companies. The ability of our insurance subsidiaries to pay dividends to our holding company is also restricted by regulations that set standards of solvency that must be met and maintained. The inability of our insurance subsidiaries to pay dividends to our holding company in an amount sufficient to meet our debt service obligations and other cash requirements could harm our ability to meet our obligations, to pay future shareholder dividends and to make share repurchases.

        Disruptions to our relationships with our independent agents and brokers could adversely affect us.    We market our insurance products primarily through independent agents and brokers. An important part of our business is written through less than a dozen such intermediaries. Loss of all or a substantial portion of the business provided through such agents and brokers could materially and adversely affect our future business volume and results of operations. We may also seek to develop new product distribution channels, including our current efforts to establish a direct-to-consumer platform in the Personal Insurance segment. In addition, agents and brokers may create alternate distribution channels for commercial business, such as insurance exchanges, that may adversely impact product differentiation and pricing. Our or their efforts with respect to alternate distribution channels could adversely impact our business relationship with independent agents and brokers who currently market our products, resulting in a lower volume of business generated from these sources.

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

        If our efforts to develop new products or expand in targeted markets are not successful, our results of operations could be materially and adversely affected.

        Our net deferred tax assets could be adversely affected by a reduction in the U.S. Federal corporate income tax rate.    Federal tax legislation could be enacted to reduce the existing statutory U.S. Federal corporate income tax rate from 35%, which would, accordingly, reduce our net deferred tax asset. The amount of our net deferred tax assets is volatile and significantly impacted by changes in unrealized investment gains and losses in our investment portfolio. The effect of a reduction in a tax rate on net deferred tax assets is required to be recognized, in full, as a reduction of income from continuing operations in the period when enacted and, therefore, could materially and adversely affect our results of operations.

        We may be adversely affected if our pricing and capital models are inaccurate.    The profitability of our property and casualty business substantially depends on the extent to which our actual claims experience is consistent with the assumptions we use in pricing our policies. We utilize models to help us price business in a manner that is intended to be consistent, over time, with actual results and return objectives. We also use various methods, including predictive modeling, forecasting and sophisticated simulation modeling techniques, to analyze loss trends and the risks associated with our assets and liabilities. We also use these analyses and methods in making underwriting, pricing and reinsurance decisions as part of managing our exposure to catastrophes and other extreme adverse events. These models incorporate numerous assumptions and forecasts about the future level and variability of: interest rates, inflation, capital requirements, and frequency and severity of losses, among others, that are difficult to make and may be materially wrong. Future experience may be materially different from past and current experience incorporated in a model's forecasts or simulations. This includes the likelihood of events occurring or continuing or the correlation among events. If we fail to appropriately price the risks we insure, or fail to change our pricing model to appropriately reflect our current experience, or if our claims experience is more frequent or severe than our underlying risk assumptions, our profit margins may be negatively affected. If we underestimate the frequency and/or severity of extreme adverse events occurring, our financial condition may be adversely affected. If we overestimate the risks we are exposed to, we may overprice our products, and new business growth and retention of our existing business may be adversely affected. Further, as we expand into different markets and geographies, we will write more policies in markets and geographical areas where we have less data specific to these new markets and geographies, and, accordingly, we may be more susceptible to error in our models and strategy.

        We are subject to a number of risks associated with our business outside the United States.    We conduct business outside the United States primarily in the United Kingdom, Canada and the Republic of Ireland. In addition, we entered into an agreement to commence a joint venture in Brazil and may also explore opportunities in other countries, including other emerging markets such as India and China.

        While our business outside of the United States currently constitutes a relatively small portion of our revenues, in conducting such business we are subject to a number of significant risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions, which could have an adverse effect on our business and our reputation. Our investments outside the United States may also subject us to currency risk, and, in some markets, it may be difficult to effectively hedge that risk. In addition, in some markets, we may invest as part of a joint venture with a local counterparty. Because our governance rights may be limited, we may not have control over the ability of the joint venture to make certain decisions and/or mitigate risks it faces, and significant disagreements with a joint venture counterparty may adversely impact our investment. Investments outside the United States also subject us to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, we could suffer civil and criminal penalties and our business and our reputation could be adversely affected. Some countries, particularly emerging economies, have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of, and potential liability under, the local laws. For example, in some jurisdictions, including Brazil, parties to a joint venture may, in some circumstances, have liability for some obligations of the venture and that liability may extend beyond the capital invested. Failure to comply with local laws in a particular market may result in substantial liability and could have a significant and negative effect not only on our business in that market but also on our reputation generally.

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

        If we experience difficulties with technology, data security and/or outsourcing relationships our ability to conduct our business could be negatively impacted.    While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present significant risks. Our business is highly dependent upon our employees' ability to perform, in an efficient and uninterrupted fashion, necessary business functions. A shut-down of, or inability to access, one or more of our facilities; a power outage; or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In the event of a disaster such as a natural catastrophe, terrorist attack or industrial accident, or due to a computer virus, our systems could be inaccessible for an extended period of time. In addition, because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. If our business continuity plans did not sufficiently address such a business interruption, system failure or service denial, this could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

        Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches. In addition, we routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. While we attempt to develop secure transmission capabilities with third-party vendors and others with whom we do business, we may be unable to put in place secure capabilities with all of such vendors and third parties and, in addition, these third parties may not have appropriate controls in place to protect the confidentiality of the information.

        These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, monetary and reputational damages and significant increases in compliance costs. As a result, our ability to conduct our business might be adversely affected.

        We outsource certain technology and business process functions to third parties and may do so increasingly in the future. If we do not effectively develop, implement and monitor our outsourcing relationships, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third party providers outside of the United States might be impacted by cultural differences, political instability, unanticipated regulatory requirements or policies inside or outside of the United States. As a result, our ability to conduct our business might be adversely affected.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        NONE.

Item 2.    PROPERTIES

        The Company leases its principal executive offices in New York, New York, as well as 210 field and claim offices totaling approximately 5.5 million square feet throughout the United States under leases or subleases with third parties. The Company also leases offices in the United Kingdom, Canada and the Republic of Ireland that house operations (primarily for the Financial, Professional & International Insurance segment) in those locations. The Company owns six buildings in Hartford, Connecticut, consisting of approximately 1.8 million square feet of office space. The Company also owns office buildings located at 385 Washington Street and 130 West Sixth Street, St. Paul, Minnesota. These buildings are adjacent to one another and consist of approximately 1.1 million square feet of gross floor space. The Company also owns other real property, including office buildings in Denver, Colorado and Fall River, Massachusetts, as well as a data center located in Norcross, Georgia.

        The Company owns a building in London, England, which houses a portion of its Financial, Professional & International Insurance segment's operations in the United Kingdom.

        The Company, through its subsidiaries, owns an investment portfolio of income-producing properties and real estate funds. Included in this portfolio are four office buildings in which the Company holds a 50% ownership interest located in New York, New York, which collectively accounted for approximately 12% of the carrying value of the property portfolio at December 31, 2010.

        In the opinion of the Company's management, the Company's properties are adequate and suitable for its business as presently conducted and are adequately maintained.

Item 3.    LEGAL PROCEEDINGS

        The information required with respect to this item can be found under "Contingencies" in note 15 of notes to the Company's consolidated financial statements in this annual report and is incorporated by reference into this Item 3.

Item 4.    (REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information about the Company's executive officers is incorporated by reference from Part III, Item 10 of this annual report.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the New York Stock Exchange under the symbol "TRV." The number of holders of record, including individual owners, of the Company's common stock was 72,924 as of February 10, 2011. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners. The following table sets forth the high and low closing sales prices of the Company's common stock for each quarter during the last two fiscal years and the amount of cash dividends declared per share.

	High	Low	Cash Dividend Declared
2010
First Quarter	$54.76	$47.94	$0.33
Second Quarter	53.92	48.00	0.36
Third Quarter	53.56	48.54	0.36
Fourth Quarter	57.44	52.12	0.36
2009
First Quarter	$45.20	$33.52	$0.30
Second Quarter	44.04	37.48	0.30
Third Quarter	50.42	39.00	0.30
Fourth Quarter	54.31	48.02	0.33

        The Company paid cash dividends per share of $1.41 in 2010 and $1.23 in 2009. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, and subject to any other restrictions that may be applicable to the Company.

SHAREHOLDER RETURN PERFORMANCE GRAPH

        The following graph shows a five-year comparison of the cumulative total return to shareholders for the Company's common stock and the common stock of companies included in the S&P 500 Index and the S&P Property & Casualty Insurance Index, which the Company believes is the most appropriate comparative index.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN TO SHAREHOLDERS(1)

(1)
The cumulative return to shareholders is a concept used to compare the performance of a company's stock over time and is the ratio of the net stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period.

(2)
Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2005.

(3)
Companies in the S&P Property-Casualty Index as of December 31, 2010 were the following: The Travelers Companies, Inc., The Chubb Corporation, Cincinnati Financial Corporation, Progressive Corporation, Allstate Corporation, XL Group, plc., ACE Ltd. and Berkshire Hathaway, Inc.

  Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.

ISSUER PURCHASES OF EQUITY SECURITIES

        The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Oct. 1, 2010	Oct. 31, 2010	5,090,730	$54.15	5,078,070	$2,834,442,543
Nov. 1, 2010	Nov. 30, 2010	13,053,782	55.75	12,853,247	2,118,138,783
Dec. 1, 2010	Dec. 31, 2010	11,018,077	55.26	11,017,000	1,509,393,537

Total		29,162,589	$55.29	28,948,317	$1,509,393,537

        The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, catastrophe losses, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors. In January 2011, the board of directors approved a share repurchase authorization that added an additional $5 billion of repurchase capacity to the $1.51 billion of capacity remaining at December 31, 2010.

        The Company repurchased 214,272 shares during the three months ended December 31, 2010 that were not part of the publicly announced share repurchase authorization. These shares were repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used by employees to cover the exercise price of certain stock options that were exercised.

        Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III—Item 12 of this Report.

Item 6.    SELECTED FINANCIAL DATA

	At and for the year ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except per share amounts)
Total revenues	$25,112	$24,680	$24,477	$26,017	$25,090

Net income	$3,216	$3,622	$2,924	$4,601	$4,208

Total investments	$72,722	$74,965	$70,738	$74,818	$72,268
Total assets	105,181	109,560	109,632	115,224	115,292
Claims and claim adjustment expense reserves	51,131	53,127	54,723	57,700	59,288
Total long-term debt	6,502	6,154	5,939	5,590	4,646
Total liabilities	79,706	82,145	84,313	88,608	90,157
Total shareholders' equity	25,475	27,415	25,319	26,616	25,135
Net income per share(1):
Basic	$6.69	$6.38	$4.87	$7.00	$6.07

Diluted	$6.62	$6.33	$4.81	$6.85	$5.89

Year-end common shares outstanding	434.6	520.3	585.1	627.8	678.3

Per common share amounts:
Cash dividends	$1.41	$1.23	$1.19	$1.13	$1.01

Book value	$58.47	$52.54	$43.12	$42.22	$36.86

(1)
On January 1, 2009, the Company adopted the FASB's updated accounting guidance related to earnings per share. The impact of the adoption of this guidance was a reduction of previously reported basic earnings per share by $0.03, $0.04 and $0.05 per share for the years ended December 31, 2008, 2007 and 2006, respectively, and a reduction of previously reported diluted earnings per share by $0.01, $0.01 and $0.02 per share for the years ended December 31, 2008, 2007 and 2006, respectively.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

2010 FINANCIAL HIGHLIGHTS

2010 Consolidated Results of Operations

  •
  Net income of $3.22 billion, or $6.69 per share basic and $6.62 diluted

  •
  Net earned premiums of $21.43 billion

  •
  Pretax catastrophe losses of $1.11 billion ($729 million after-tax)

  •
  Pretax net favorable prior year reserve development of $1.25 billion ($818 million after-tax)

  •
  GAAP combined ratio of 93.2%

  •
  Pretax net investment income of $3.06 billion ($2.47 billion after-tax)

  •
  Pretax net realized investment gains of $264 million ($173 million after-tax)

2010 Consolidated Financial Condition

  •
  Total investments of $72.72 billion; fixed maturities and short-term securities comprise 94% of total investments

  •
  Total assets of $105.18 billion

  •
  Total debt of $6.61 billion, resulting in a debt-to-total capital ratio of 20.6% (21.9% excluding net unrealized investment gains (losses), net of tax)

  •
  Repurchased 95.7 million common shares for total cost of $5.00 billion under share repurchase authorization

  •
  Shareholders' equity of $25.48 billion; book value per common share of $58.47

  •
  Holding company liquidity of $3.61 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

(for the year ended December 31, in millions except per share amounts)	2010	2009	2008
Revenues
Premiums	$21,432	$21,418	$21,579
Net investment income	3,059	2,776	2,792
Fee income	287	306	390
Net realized investment gains (losses)	264	17	(415)
Other revenues	70	163	131

Total revenues	25,112	24,680	24,477

Claims and expenses
Claims and claim adjustment expenses	13,210	12,408	12,993
Amortization of deferred acquisition costs	3,802	3,813	3,880
General and administrative expenses	3,406	3,366	3,518
Interest expense	388	382	370

Total claims and expenses	20,806	19,969	20,761

Income before income taxes	4,306	4,711	3,716
Income tax expense	1,090	1,089	792

Net income	$3,216	$3,622	$2,924

Net income per share
Basic	$6.69	$6.38	$4.87

Diluted	$6.62	$6.33	$4.81

GAAP combined ratio
Loss and loss adjustment expense ratio	61.0%	57.3%	59.4%
Underwriting expense ratio	32.2	31.9	32.5

GAAP combined ratio	93.2%	89.2%	91.9%

Incremental impact of direct to consumer initiative on GAAP combined ratio	0.8%	0.5%	0.2%

        The following discussions of the Company's net income and segment operating income are presented on an after-tax basis. Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted. Discussions of earnings per common share are presented on a diluted basis.

Overview

        Diluted net income per share of $6.62 in 2010 increased by 5% over diluted net income per share of $6.33 in 2009, despite a decrease in reported net income, due to the favorable impact of common share repurchases over the previous twelve months. Net income of $3.22 billion in 2010 was $406 million lower than in 2009, primarily reflecting a significant increase in catastrophe losses, a modest decline in net favorable prior year reserve development and reduced underwriting margins related to pricing and loss cost trends, partially offset by increases in net investment income and net realized investment gains. The cost of catastrophes in 2010 and 2009 totaled $1.11 billion and $457 million, respectively. Net favorable prior year reserve development in 2010 and 2009 totaled $1.25 billion and $1.33 billion, respectively. In addition, net income in 2009 reflected a reduction in income tax expense of $89 million resulting from the favorable resolution of various prior year tax matters and an $87 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in 2008.

        Diluted net income per share of $6.33 in 2009 increased by 32% over diluted net income per share of $4.81 in 2008. Net income of $3.62 billion in 2009 was 24% higher than 2008 net income of $2.92 billion. The higher rate of growth in per share income compared with growth in income reflected the favorable impact of the Company's common share repurchases over the previous twelve months. The increase in net income in 2009 was primarily driven by a significant decline in catastrophe losses. In addition, the increase reflected net realized investment gains (versus net realized investment losses in 2008), lower non-catastrophe weather-related losses and fewer large property losses, partially offset by reductions in underwriting margins related to pricing and loss cost trends, a decline in net favorable prior year reserve development and lower fee income. Catastrophe losses in 2009 totaled $457 million, compared with $1.41 billion in 2008. The 2008 total was principally comprised of $1.26 billion of claims and claim adjustment expenses and $141 million of property windpool assessments that were included in general and administrative expenses. Net favorable prior year reserve development totaled $1.33 billion in 2009, compared with $1.54 billion in 2008. Net income in 2009 included a net benefit of $89 million due to the favorable resolution of various prior year tax matters and an $87 million benefit from a reduction in the estimate of property windpool assessments related to Hurricane Ike. These assessments had been classified as a component of the cost of catastrophes in 2008 and are discussed in more detail in the "general and administrative expenses" section that follows). Net income in 2008 reflected an $89 million tax benefit related to the sale of a subsidiary.

Revenues

Earned Premiums

        Earned premiums in 2010 totaled $21.43 billion, $14 million, or less than 1%, higher than in 2009. In the Business Insurance segment, earned premiums in 2010 declined 2% from 2009. In the Financial, Professional & International Insurance segment, earned premiums in 2010 decreased by less than 1% from 2009. In the Personal Insurance segment, earned premiums in 2010 increased 3% over 2009.

        In 2009, earned premiums totaled $21.42 billion, a decrease of $161 million, or 1%, from 2008. In the Business Insurance segment, earned premiums in 2009 declined 2% from 2008. In the Financial, Professional & International Insurance segment, earned premiums in 2009 declined 3% from 2008. In the Personal Insurance segment, earned premiums increased 2% over 2008.

        Factors contributing to the changes in earned premiums in each segment in 2010 and 2009 compared with the respective prior year are discussed in more detail in the segment discussions that follow.

Net Investment Income

        The following table sets forth information regarding the Company's investments.

(for the year ended December 31, in millions)	2010	2009	2008
Average investments(a)	$71,637	$73,130	$74,197
Pretax net investment income	3,059	2,776	2,792
After-tax net investment income	2,468	2,290	2,299
Average pretax yield(b)	4.3%	3.8%	3.8%
Average after-tax yield(b)	3.4%	3.1%	3.1%

(a)
Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)
Excludes net realized investment gains and losses and net unrealized investment gains and losses.

        Net investment income of $3.06 billion in 2010 was $283 million, or 10%, higher than in 2009. Non-fixed maturity investments generated net investment income of $370 million in 2010, compared with negative net investment income of $40 million in 2009. The increase in net investment income from non-fixed maturity investments in 2010 reflected improved investment market conditions. Investment income from fixed maturity investments in 2010 declined $112 million compared with 2009, primarily resulting from lower long-term reinvestment yields available in the market, as well as a lower average level of long-term fixed income invested assets that reflected the impact of the Company's common share repurchases. The average pretax yield on the total investment portfolio was 4.3% in 2010, compared with 3.8% in 2009, reflecting the improvement in non-fixed maturity investment income.

        Net investment income of $2.78 billion in 2009 was $16 million, or less than 1%, lower than in 2008, primarily resulting from a significant decline in short-term interest rates, a lower average level of long-term fixed maturity invested assets and the unfavorable impact of foreign currency exchange rates. Those factors were largely offset by improved returns from non-fixed maturity investments, which generated negative net investment income of $40 million in 2009, compared with negative net investment income of $222 million in 2008. The improved performance from non-fixed income investments in 2009 reflected improving investment market conditions in the second half of the year. The average pretax yield on the total investment portfolio was 3.8% in both 2009 and 2008.

Fee Income

        The National Accounts market in the Business Insurance segment is the primary source of the Company's fee-based business. The declines in fee income in 2010 and 2009 compared with the respective prior years are described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

        The following table sets forth information regarding the Company's net realized investment gains (losses).

(for the year ended December 31, in millions)	2010	2009	2008
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$7	$(323)	$(420)
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(33)	65	—

Other-than-temporary impairment losses	(26)	(258)	(420)
Other net realized investment gains	290	275	5

Net realized investment gains (losses)	$264	$17	$(415)

        In the second quarter of 2009, the Company adopted updated accounting guidance that changed the reporting of other-than-temporary impairments. See notes 1 and 3 of notes to the Company's consolidated financial statements for a discussion of the impact of the adoption.

        Other-Than-Temporary Impairment Losses on Investments—In 2010, impairments included in net income totaled $26 million. Impairments in the fixed maturity portfolio in 2010 totaled $13 million, which included $5 million related to various issuers' deteriorated financial position, $4 million of impairments related to structured mortgage securities and $4 million related to fixed maturity investments that the Company had the intent to sell. Impairments in 2010 also included $10 million related to other investments and equity impairments of $3 million.

        In 2009, impairments included in net income totaled $258 million. Impairments in the fixed maturity portfolio in 2009 were $169 million and included $81 million of impairments related to structured mortgage securities, $70 million related to various issuers' deteriorated financial position and $18 million with respect to securities that the Company either had the intent to sell or did not have the ability to assert an intention to hold until recovery in fair value. Equity impairments in 2009 were $79 million, the majority of which were related to issuers in the financial services industry. Impairments in 2009 also included $10 million related to other investments.

        In 2008, impairments included $186 million related to the deteriorated financial position of various issuers (including $70 million related to securities issued by Lehman Brothers Holdings Inc. and its subsidiaries), $113 million related to externally managed securities with respect to which the Company did not have the ability to assert an intention to hold until recovery in fair value, $64 million related to structured mortgage securities and $57 million related to securities the Company had identified for potential sale prior to a recovery in fair value.

        Further information regarding the nature of impairment charges in each year is included in the "Investment Portfolio" section later in this discussion.

        Other Net Realized Investment Gains—Other net realized investment gains in 2010 totaled $290 million, compared with $275 million in 2009. In September 2010, the Company sold substantially all of its remaining common stock holdings in Verisk Analytics, Inc. (Verisk) for total proceeds of approximately $230 million as part of a secondary public offering of Verisk. The Company recorded a pretax realized investment gain of $205 million on this sale in 2010. The 2010 total also included $96 million of net realized investment gains related to fixed maturity investments and $25 million of net realized investment gains related to equity securities. These gains were partially offset by $30 million of net realized investment losses related to U.S. Treasury futures contracts, which require a daily mark-to-market settlement and are used to shorten the duration of the Company's fixed maturity investment portfolio.

        Other net realized investment gains in 2009 were $275 million, compared with $5 million in 2008. In October 2009, the Company sold a portion of its common stock holdings in Verisk for total proceeds of approximately $184 million as part of the initial public offering (IPO) of Verisk. The Company recorded a pretax realized investment gain of $159 million on this sale in 2009. Other net realized investment gains in 2009 also included $100 million of net realized investment gains related to fixed maturity investments, $23 million of net realized investment gains associated with the U.S. Treasury futures contracts and $23 million of net realized investment losses related to foreign exchange.

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

Other Revenues

        Other revenues primarily consist of premium installment charges. In 2010, this category also included $60 million of expenses related to the Company's purchase and retirement of $885 million of its $1.0 billion 6.25% fixed-to-floating rate junior subordinated debentures.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses totaled $13.21 billion in 2010, $802 million, or 6%, higher than the 2009 total of $12.41 billion, primarily reflecting the significant increase in catastrophe losses, the modest decline in net favorable prior year reserve development and the impact of loss cost trends. Catastrophe losses in 2010 and 2009 totaled $1.11 billion and $457 million, respectively. Net favorable prior year reserve development in 2010 and 2009 totaled $1.25 billion and $1.33 billion, respectively. Catastrophe losses in 2010 primarily resulted from several severe wind and hail storms, as well as severe winter storms. Catastrophe losses in 2009 primarily resulted from several wind and hail storms, as well as flooding.

        Claims and claim adjustment expenses totaled $12.41 billion in 2009, $585 million, or 5%, lower than the 2008 total of $12.99 billion, primarily reflecting the significant decline in catastrophe losses, lower non-catastrophe weather-related losses and fewer large property losses, mostly offset by the modest decline in net favorable prior year reserve development and the impact of loss cost trends. Total claims and claim adjustment expenses in 2009 included $457 million for the cost of catastrophes and $1.33 billion of net favorable prior year reserve development, whereas the comparable 2008 total included $1.26 billion for the cost of catastrophes and $1.54 billion of net favorable prior year reserve development. Catastrophe losses in 2008 primarily resulted from Hurricanes Ike, Gustav and Dolly.

        The Company's three business segments each experienced net favorable prior year reserve development in 2010, 2009 and 2008. In the Business Insurance segment, net favorable prior year reserve development totaled $901 million, $1.03 billion and $1.12 billion in 2010, 2009 and 2008, respectively. In the Financial, Professional & International Insurance segment, net favorable prior year reserve development in 2010, 2009 and 2008 totaled $259 million, $168 million and $274 million, respectively. In the Personal Insurance segment, net favorable prior year reserve development totaled $87 million, $135 million and $143 million, respectively. Factors contributing to net favorable prior year reserve development are discussed in more detail in the segment discussions that follow.

Amortization of Deferred Acquisition Costs

        The amortization of deferred acquisition costs in 2010 totaled $3.80 billion, virtually level with the 2009 total. In 2009, the amortization of deferred acquisition costs totaled $3.81 billion, 2% lower than the total of $3.88 billion in 2008. Changes in the amortization of deferred acquisition costs in both 2010 and 2009 were consistent with the changes in earned premiums in each year as compared to the preceding year.

General and Administrative Expenses

        In 2010, general and administrative expenses totaled $3.41 billion, an increase of $40 million, or 1%, over the 2009 total of $3.37 billion. The 2009 total included a reduction of $87 million in the estimate of property windpool assessments related to Hurricane Ike due to a decline in estimated insurance industry losses related to Hurricane Ike. Excluding that adjustment in 2009, general and administrative expenses in 2010 were $47 million, or 1%, lower than in 2009. The decline was concentrated in the Business Insurance segment, and was largely offset by higher expenses in the Personal Insurance segment resulting from the Company's direct to consumer initiative and in the Financial, Professional & International Insurance segment due to employee- and technology-related costs to enhance operations and support future business growth.

        General and administrative expenses totaled $3.37 billion in 2009, a decrease of $152 million, or 4%, from the comparable 2008 total of $3.52 billion. The decrease reflected changes in the estimates of windpool assessments related to Hurricane Ike. During 2008, the Company recorded $141 million of hurricane-related assessments in general and administrative expenses. The Company subsequently recorded an $87 million reduction in these estimated assessments in 2009 due to a decline in estimated insurance industry losses related to Hurricane Ike. Adjusting for the impact of windpool assessments in both 2009 and 2008, general and administrative expenses in 2009 increased 2% over 2008. The increase reflected the impact of continued investments to support business growth and product development, including the Company's direct to consumer initiative in the Personal Insurance segment, partially offset by the favorable impact of changes in foreign currency exchange rates on expenses in the Financial, Professional & International Insurance segment.

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

Interest Expense

        Interest expense in 2010, 2009 and 2008 totaled $388 million, $382 million and $370 million, respectively. The increases in 2010 and 2009 over the respective prior year primarily reflected higher average levels of debt outstanding.

Effective Tax Rate

        The Company's effective tax rate was 25%, 23% and 21% in 2010, 2009 and 2008, respectively. The effective tax rate in 2009 benefited from the favorable resolution of prior year tax matters. Excluding that benefit in 2009, the effective tax rates in 2010 and 2009 were virtually level. The increase in the effective rate in 2009 compared to 2008 primarily resulted from the change in income before taxes between years and the proportion of tax-exempt investment income in each year.

GAAP Combined Ratios

        The consolidated GAAP combined ratio of 93.2% in 2010 was 4.0 points higher than the consolidated GAAP combined ratio of 89.2% in 2009.

        The consolidated loss and loss adjustment expense ratio of 61.0% in 2010 was 3.7 points higher than the loss and loss adjustment expense ratio of 57.3% in 2009. Catastrophe losses accounted for 5.2 points and 2.1 points of the 2010 and 2009 loss and loss adjustment expense ratios, respectively. The 2010 and 2009 consolidated loss and loss adjustment expense ratios included 5.8 point and 6.2 point benefits from net favorable prior year reserve development, respectively. The consolidated loss and loss adjustment expense ratios excluding catastrophe losses and prior year reserve development in 2010 was 0.2 points higher than the 2009 ratio on the same basis, primarily reflecting the impact of reduced underwriting margins related to pricing and loss cost trends in the Business Insurance segment, largely offset by earned rate increases modestly outpacing loss cost trends in the Personal Insurance segment.

        The consolidated underwriting expense ratio of 32.2% in 2010 was 0.3 points higher than the 2009 consolidated underwriting expense ratio of 31.9%. The 2009 ratio reflected a 0.4 point benefit resulting from the reduction in the estimate of property windpool assessments related to Hurricane Ike. Excluding that factor in 2009, the consolidated underwriting expense ratio in 2010 was 0.1 points lower than in 2009, primarily reflecting lower expenses in the Business Insurance segment, largely offset by higher expenses in the Personal Insurance segment resulting from the Company's direct to consumer initiative and in the Financial, Professional & International Insurance segment due to employee- and technology-related costs to enhance operations and support future business growth.

        The consolidated GAAP combined ratio of 89.2% in 2009 was 2.7 points lower than the consolidated GAAP combined ratio of 91.9% in 2008.

        The consolidated loss and loss adjustment expense ratio of 57.3% in 2009 was 2.1 points lower than the loss and loss adjustment expense ratio of 59.4% in 2008. Catastrophe losses accounted for 2.1 points and 5.8 points of the 2009 and 2008 loss and loss adjustment expense ratios, respectively. The 2009 and 2008 loss and loss adjustment expense ratios included 6.2 point and 7.1 point benefits from net favorable prior year reserve development, respectively. The consolidated loss and loss adjustment expense ratio adjusted for catastrophe losses and prior year reserve development in 2009 was 0.7 points higher than the 2008 ratio on the same basis, primarily reflecting the impact of loss cost trends in the Business Insurance and Personal Insurance segments, partially offset by lower non-catastrophe weather-related losses across the Company's segments, and fewer large property losses in the Financial, Professional & International Insurance segment.

        In 2009, the consolidated underwriting expense ratio of 31.9% was 0.6 points lower than the consolidated underwriting expense ratio of 32.5% in 2008. The underwriting expense ratio in 2009 included a 0.4 point benefit from the reduction in the estimate of windpool assessments described above, whereas the underwriting expense ratio in 2008 included a 0.7 point increase due to the impact of the windpool assessments. Adjusting for these factors in both years, the underwriting expense ratio for 2009 was 0.5 points higher than the respective 2008 underwriting expense ratio, primarily reflecting the impact of continued investments to support business growth and product development, including the Company's direct to consumer initiative in the Personal Insurance segment, as well as salary increases in the normal course of business.

Written Premiums

        Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2010	2009	2008
Business Insurance	$11,891	$12,098	$12,580
Financial, Professional & International Insurance	3,534	3,713	3,966
Personal Insurance	7,877	7,474	7,291

Total	$23,302	$23,285	$23,837

	Net Written Premiums
(for the year ended December 31, in millions)	2010	2009	2008
Business Insurance	$10,857	$10,902	$11,220
Financial, Professional & International Insurance	3,211	3,285	3,468
Personal Insurance	7,567	7,149	6,995

Total	$21,635	$21,336	$21,683

        Gross written premiums increased by less than 1% in 2010, while net written premiums increased by 1%. New business volume in the Business Insurance and Personal Insurance segments in 2010 increased compared with 2009, but declined in the Financial, Professional & International Insurance segment. Retention rates remained strong across all business segments. The impact of renewal rate changes on premiums remained positive in the Personal Insurance and Financial, Professional & International Insurance segments but was slightly negative in the Business Insurance segment.

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

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

        Results of the Company's Business Insurance segment were as follows:

(for the year ended December 31, in millions)	2010	2009	2008
Revenues:
Earned premiums	$10,766	$10,968	$11,180
Net investment income	2,156	1,902	1,917
Fee income	285	306	390
Other revenues	28	42	30

Total revenues	$13,235	$13,218	$13,517

Total claims and expenses	$10,157	$9,778	$10,506

Operating income	$2,301	$2,590	$2,338

Loss and loss adjustment expense ratio	59.1%	53.9%	57.7%
Underwriting expense ratio	32.2	32.2	32.5

GAAP combined ratio	91.3%	86.1%	90.2%

Overview

        Operating income of $2.30 billion in 2010 was $289 million, or 11%, lower than 2009 operating income of $2.59 billion, primarily reflecting the significant increase in catastrophe losses, the modest decline in net favorable prior year reserve development, reduced underwriting margins related to pricing and loss cost trends and a higher number of large losses, partially offset by an increase in net investment income and a decline in general and administrative expenses. In addition, operating income in 2009 included benefits of $42 million from the favorable resolution of various prior year tax matters and a $38 million reduction in the estimate of property windpool assessments related to Hurricane Ike. Catastrophe losses in 2010 totaled $437 million, compared with $176 million in 2009. Net favorable prior year reserve development totaled $901 million in 2010, compared with $1.03 billion in 2009.

        In 2009, operating income of $2.59 billion was $252 million, or 11%, higher than 2008 operating income of $2.34 billion, primarily reflecting the significant decline in catastrophe losses, which was partially offset by reduced underwriting margins and fee income. Catastrophe losses in 2009 and 2008 totaled $176 million and $706 million, respectively. The 2008 total was principally comprised of $642 million of claims and claim adjustment expenses and $62 million of property windpool assessments that were included in general and administrative expenses. Net favorable prior year reserve development totaled $1.03 billion and $1.12 billion in 2009 and 2008, respectively. Operating income in 2009 also included the favorable resolution of various prior year tax matters and reduction in the estimate of property windpool assessments benefits described above.

Earned Premiums

        Earned premiums of $10.77 billon in 2010 decreased $202 million, or 2%, from 2009. In 2009, earned premiums of $10.97 billion decreased $212 million, or 2%, from 2008. The declines in both years were primarily attributable to reduced insured exposures due to lower levels of economic activity.

Net Investment Income

        Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the changes in the Company's net investment income in 2010 and 2009 as compared with the prior year.

Fee Income

        National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers' compensation residual market pools. The $21 million and $84 million declines, respectively, in fee income in 2010 and 2009 compared with the preceding year primarily reflected lower new business volume due to lower levels of economic activity and lower serviced premium and claim volume due to the de-population of workers' compensation residual market pools. The declines in both years also reflected the impact of both lower claim volume and lower loss costs (as fees are based either on the number of claims serviced or as a percentage of losses) driven by workers' compensation reforms, as well as overall lower claim frequency and increased competition.

Claims and Expenses

        Claims and claim adjustment expenses in 2010 totaled $6.50 billion, an increase of $467 million, or 8%, over 2009, primarily reflecting the significant increase in catastrophe losses, the modest decline in net favorable prior year reserve development, a higher number of large losses and the impact of loss cost trends. Catastrophe losses in 2010 and 2009 totaled $437 million and $176 million, respectively. Catastrophe losses in 2010 primarily resulted from several severe wind and hail storms as well as severe winter storms. Net favorable prior year reserve development in 2010 and 2009 totaled $901 million and $1.03 billion, respectively. Net favorable prior year reserve development in 2010 was driven by better than expected loss development in the property, general liability and workers' compensation product lines for multiple accident years, as well as in assumed reinsurance, which is in runoff. The property product line improvement primarily occurred in the 2008 and 2009 accident years as a result of better than expected loss development in Industry-Focused Underwriting and Target Risk Underwriting. The general liability product line improvement was concentrated in excess coverages for accident years 2006 and prior and reflected what the Company believes are favorable legal and judicial environments. Net favorable prior year reserve development in the workers' compensation product line was concentrated in accident years 2007 and prior and resulted from better than expected loss development. The improvement in assumed reinsurance resulted primarily from favorable resolutions of claims and disputes from accident years 2002 and prior. In addition, better than expected loss development in the Business Insurance segment in recent years resulted in a favorable re-estimation of reserves for unallocated loss adjustment expenses in 2010. The net favorable prior year reserve development in these product lines in 2010 was partially offset by $140 million and $35 million increases to asbestos and environmental reserves, respectively, which are discussed in further detail in the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections herein.

        Claims and claim adjustment expenses in 2009 totaled $6.04 billion, a decrease of $571 million, or 9%, compared with 2008. The decrease in 2009 primarily reflected the significant decline in catastrophe losses, partially offset by the impact of loss cost trends and the modest decline in net favorable prior year reserve development. Catastrophe losses included in claims and claim adjustment expenses in 2009 totaled $176 million, compared with $642 million in 2008. Catastrophe losses in 2009 primarily resulted from several wind and hail storms, as well as flooding. In 2008, Hurricanes Ike, Gustav and Dolly, and other wind, rain and hail storms in several regions of the United States accounted for the majority of catastrophe losses. Net favorable prior year reserve development in 2009 and 2008 totaled $1.03 billion and $1.12 billion, respectively. The 2009 total was driven by better than expected loss development primarily concentrated in the general liability, commercial multi-peril, commercial automobile and commercial property product lines for recent accident years, reflecting greater reductions in frequency than the Company expected based upon long-term frequency trends that have been declining. The general liability and commercial multi-peril product lines experienced better than anticipated loss development that was attributable to several factors, including what the Company believes to be improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial automobile line of business experienced better than expected loss development that was attributable to what the Company believes to be more favorable legal and judicial environments, claim handling initiatives and improvements in auto safety technology. The commercial property product line improvement primarily occurred in the 2007 and 2008 accident years as a result of better than expected loss development for certain large national property and inland marine exposures. In addition, the commercial property product line's 2005 accident year experience improved due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The net favorable prior year reserve development in these product lines in 2009 was partially offset by $185 million and $70 million increases to asbestos reserves and environmental reserves, respectively (discussed in more detail in the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections herein).

        Net favorable prior year development in 2008 was driven by better than expected loss development primarily concentrated in the general liability and commercial multi-peril product lines, an increase in anticipated ceded reinsurance recoveries for older accident years in the general liability product line and better than anticipated loss development in the commercial property and commercial automobile product lines. The net favorable prior year reserve development in the general liability and commercial multi-peril lines was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial property product line improvement occurred primarily in the 2007 accident year as a result of better than expected loss development for certain large national property, national programs, and ocean marine claim exposures and lower than expected weather-related losses during the last half of 2007, as well as favorable loss development in certain large inland marine claim exposures and in ceded reinsurance recoveries for commercial property large claims. In addition, the commercial multi-peril and property product lines' 2005 accident year results experienced improvement due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The commercial automobile product line improvement was attributable to several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The net favorable prior year reserve development in the foregoing product lines in 2008 was partially offset by net unfavorable prior year reserve development in the workers' compensation product line, primarily driven by higher than anticipated medical costs related to 2004 and prior accident years, and by $70 million and $85 million increases to asbestos and environmental reserves, respectively (discussed in more detail in the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections herein).

        The amortization of deferred acquisition costs totaled $1.75 billion in 2010, $26 million lower than the comparable total of $1.78 billion in 2009. In 2009, the total of $1.78 billion was $43 million lower than the 2008 total of $1.82 billion. The declines in both years were consistent with the declines in earned premiums.

        General and administrative expenses in 2010 totaled $1.90 billion, $62 million, or 3%, lower than in 2009. The 2009 total included a $38 million reduction in the estimate of property windpool assessments related to Hurricane Ike. Adjusting for that reduction in 2009, general and administrative expenses in 2010 were $100 million, or 5%, lower than in 2009, driven by a decline in loss-based assessments that reflected the impact of favorable prior year reserve development and favorable rate changes, as well as a decline in employee-related expenses and a reduction in the amount of the

Company's corporate advertising expense allocated to this segment resulting from a change in focus to the Personal Insurance segment's direct to consumer initiative in 2010.

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

GAAP Combined Ratio

        The GAAP combined ratio of 91.3% in 2010 was 5.2 points higher than the GAAP combined ratio of 86.1% in 2009.

        In 2010, the loss and loss adjustment expense ratio of 59.1% was 5.2 points higher than the 2009 ratio of 53.9%. Catastrophe losses in 2010 and 2009 accounted for 4.1 points and 1.6 points of the loss and loss adjustment expense ratio, respectively. Net favorable prior year reserve development provided 8.4 point and 9.3 point benefits to the loss and loss adjustment expense ratio in 2010 and 2009, respectively. The loss and loss adjustment expense ratio in 2010 excluding catastrophe losses and prior year reserve development was 1.8 points higher than the 2009 ratio on the same basis, reflecting the impact of reduced underwriting margins related to pricing and loss cost trends and a higher number of large losses.

        The underwriting expense ratio of 32.2% in 2010 was level with the 2009 underwriting expense ratio. The underwriting expense ratio in 2009 included a 0.3 point benefit from the reduction in the estimate of windpool assessments described above. Adjusting for that factor in 2009, the underwriting expense ratio for 2010 was 0.3 points lower than the 2009 underwriting expense ratio. The improvement in the 2010 adjusted expense ratio reflected the decline in expenses described above.

        The GAAP combined ratio of 86.1% in 2009 was 4.1 points lower than the GAAP combined ratio of 90.2% in 2008.

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

        The underwriting expense ratio of 32.2% in 2009 was 0.3 points lower than the underwriting expense ratio of 32.5% in 2008. The 2009 underwriting expense ratio included a 0.3 point benefit from the reduction in the estimate of windpool assessments described above, whereas the underwriting expense ratio in 2008 included a 0.6 point increase due to the impact from the windpool assessments and reinstatement premiums. Adjusting for these factors in both years, the underwriting expense ratio for 2009 was 0.6 points higher than the 2008 underwriting expense ratio, primarily reflecting the unfavorable impact of the decline in fee income compared with 2008. A portion of fee income is accounted for as a reduction of expenses for purposes of calculating the expense ratio.

Written Premiums

        The Business Insurance segment's gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2010	2009	2008
Select Accounts	$2,758	$2,804	$2,804
Commercial Accounts	2,753	2,687	2,729
National Accounts	1,111	1,321	1,577
Industry-Focused Underwriting	2,368	2,363	2,485
Target Risk Underwriting	2,008	2,014	2,029
Specialized Distribution	883	901	954

Total Business Insurance Core	11,881	12,090	12,578
Business Insurance Other	10	8	2

Total Business Insurance	$11,891	$12,098	$12,580

	Net Written Premiums
(for the year ended December 31, in millions)	2010	2009	2008
Select Accounts	$2,718	$2,756	$2,756
Commercial Accounts	2,576	2,493	2,524
National Accounts	806	902	996
Industry-Focused Underwriting	2,299	2,279	2,396
Target Risk Underwriting	1,573	1,568	1,593
Specialized Distribution	872	889	939

Total Business Insurance Core	10,844	10,887	11,204
Business Insurance Other	13	15	16

Total Business Insurance	$10,857	$10,902	$11,220

        In Business Insurance Core, gross and net written premiums decreased by 2% and less than 1%, respectively, from 2009. In 2009, Business Insurance Core gross and net written premiums decreased by 4% and 3% from 2008, respectively. The difference in rates of decline between gross and net written premiums in 2010 and 2009 was concentrated in National Accounts. A significant portion of gross written premiums for products offered by both Discover Re and Residual Markets is ceded to other insurers and residual market pools. As a result, the decline in gross written premiums did not have a proportional impact on net written premiums. The decline in gross and net written premiums in 2010 and 2009 was driven in large part by lower levels of economic activity that impacted exposure changes at renewal, audit premium adjustments, policy endorsements and mid-term cancellations.

        Select Accounts.    Net written premiums of $2.72 billion in 2010 decreased 1% from 2009. Business retention rates in 2010 remained strong but were slightly lower than in 2009. Renewal premium changes remained positive in 2010 and increased over 2009, reflecting positive renewal rate changes and modest exposure growth. New business volume in 2010 declined compared with 2009, driven by lower business volumes from larger accounts where marketplace competition remained high.

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

        Commercial Accounts.    Net written premiums of $2.58 billion in 2010 were 3% higher than in 2009. Business retention rates in 2010 remained strong and increased slightly over 2009. Renewal premium changes in 2010 were slightly positive, as positive renewal rate changes were largely offset by a modest decline in exposures that reflected the impact of general economic conditions. New business levels also increased over 2009.

        In 2009, net written premiums of $2.49 billion were 1% lower than in 2008. Business retention rates in 2009 remained strong but declined slightly from the prior year. Renewal premium changes were slightly negative in 2009 but were improved over 2008, as the impact of a continued improving rate trend was partially offset by the impact of general economic conditions. New business levels increased when compared with 2008 due to various product and customer initiatives.

        National Accounts.    Net written premiums of $806 million in 2010 were 11% lower than in 2009, reflecting reduced insurance exposures driven by lower levels of economic activity, less prior year retrospective premium adjustments and the loss of a large account. Despite the loss of that account, business retention rates remained high in 2010.

        In 2009, net written premiums of $902 million were 9% lower than in 2008, driven by the loss of a large account, negative renewal premium changes that reflected the impact of general economic conditions, and lower premium volume from property and workers' compensation involuntary residual markets. Despite the impact of the loss of a large account, business retention rates remained high in 2009.

        Industry-Focused Underwriting.    Net written premiums of $2.30 billion in 2010 increased 1% over 2009. Premium growth in 2010 was concentrated in the Technology, Agribusiness and Oil & Gas business units. In the Technology business unit, the 3% growth in net written premiums over 2009 reflected continued strong business retention rates and new business levels. In the Agribusiness business unit, the 5% growth in net written premiums was primarily driven by an increase in renewal premium changes and strong business retention rates. In the Oil & Gas business unit, net written premiums increased by 3% over 2009, primarily reflecting a decline in ceded premiums.

        In 2009, net written premiums of $2.28 billion declined 5% from 2008. Premium declines were concentrated in the Construction and Oil & Gas business units, reflecting the impact of general economic conditions in these industries. In addition, premium volume in the Technology and Public Sector business units declined, reflecting the impact of general economic conditions and competitive market pressures. These declines were partially offset by premium growth in the Agribusiness business unit in 2009.

        Target Risk Underwriting.    Net written premiums of $1.57 billion in 2010 were slightly higher than in 2009. Premium growth in the Boiler & Machinery and Inland Marine business units was driven by increases in new business volume coupled with increases in business retention rates. Growth in these business units was largely offset by a decline in National Property premium volume, driven by reductions in renewal premium changes and new business levels.

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

        Specialized Distribution.    Net written premiums of $872 million in 2010 were 2% lower than in 2009, primarily driven by negative renewal premium changes in both the Northland and National Programs business units. Business retention rates in both business units increased over 2009.

        In 2009, net written premiums of $889 million were 5% lower than in 2008. The decline was attributable to both the National Programs and Northland business units, which experienced continued negative renewal premium changes that reflected competitive market conditions and the impact of general economic conditions, primarily on the commercial trucking, entertainment and leisure industries.

Financial, Professional & International Insurance

        Results of the Company's Financial, Professional & International Insurance segment were as follows:

(for the year ended December 31, in millions)	2010	2009	2008
Revenues:
Earned premiums	$3,317	$3,333	$3,429
Net investment income	439	452	454
Fee income	2	—	—
Other revenues	27	27	24

Total revenues	$3,785	$3,812	$3,907

Total claims and expenses	$2,920	$2,948	$3,004

Operating income	$620	$642	$649

Loss and loss adjustment expense ratio	50.9%	52.1%	51.2%
Underwriting expense ratio	36.8	36.0	36.0

GAAP combined ratio	87.7%	88.1%	87.2%

Overview

        Operating income of $620 million in 2010 was $22 million, or 3%, lower than in 2009, primarily driven by increases in catastrophe losses, non-catastrophe weather-related losses, and general and administrative expenses, as well as lower business volumes, which were partially offset by an increase in net favorable prior year reserve development. Net favorable prior year reserve development in 2010 and 2009 totaled $259 million and $168 million, respectively. Catastrophe losses in 2010 and 2009 totaled $82 million and $3 million, respectively.

        In 2009, operating income of $642 million was $7 million, or 1%, lower than in 2008. A reduction in net favorable prior year reserve development was largely offset by a decline in the cost of catastrophes and lower large losses in International. Net favorable prior year reserve development totaled $168 million and $274 million in 2009 and 2008, respectively. The cost of catastrophes totaled $3 million and $84 million in 2009 and 2008, respectively.

Earned Premiums

        Earned premiums of $3.32 billion in 2010 were slightly lower than in 2009, primarily reflecting the impact of intentional underwriting actions taken and competitive market conditions in the Professional Liability business unit and in the Company's operation at Lloyd's. These factors were largely offset by lower reinsurance costs, the impact of changes in the structure of the Company's reinsurance during the first quarter of 2010 that modestly increased retentions to directionally align retentions in the Company's International business with its U.S. practices, and the favorable impact of foreign currency exchange rates. Earned premiums of $3.33 billion in 2009 declined $96 million, or 3%, from the 2008 total due to the unfavorable impact of foreign currency exchange rates. Adjusting for the impact of exchange rates, earned premiums in this segment in 2009 were slightly higher than in 2008, primarily reflecting growth in International.

Net Investment Income

        Net investment income in 2010 decreased by $13 million compared with 2009. Included in the Financial, Professional & International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. As a result, reported net investment income in the Financial, Professional & International Insurance segment reflects a significantly smaller proportion of allocated net investment income, including that from the Company's non-fixed maturity investments that experienced a substantial increase in investment income in 2010. Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the change in the Company's consolidated net investment income in 2010 and 2009 as compared with the respective prior years. In addition, refer to note 2 of notes to the Company's consolidated financial statements for a discussion of the Company's net investment income allocation methodology. In 2009, the slight decline in net investment income compared with 2008 was primarily driven by the unfavorable impact of foreign currency exchange rates, which reduced reported net investment income by approximately $18 million in 2009.

Claims and Expenses

        Claims and claim adjustment expenses in 2010 totaled $1.70 billion, a decrease of $47 million, or 3%, from 2009, primarily reflecting an increase in net favorable prior year reserve development offset by increases in catastrophe losses and non-catastrophe weather-related losses. In addition, the 2009 total included an increase in reserves for a non-renewed professional liability program in Ireland. Net favorable prior year reserve development totaled $259 million and $168 million in 2010 and 2009, respectively In Bond & Financial Products, net favorable prior year reserve development in 2010 was driven by better than expected loss development in the surety and management liability lines of business due to lower than expected claim activity and loss severity in the 2008 and prior accident years. In International, the majority of net favorable prior year reserve development in 2010 occurred at the Company's operation at Lloyd's, in Canada and in the United Kingdom. Catastrophe losses in 2010 and 2009 totaled $82 million and $3 million, respectively. An earthquake in Chile accounted for substantially all catastrophe losses incurred in 2010.

        Claims and claim adjustment expenses in 2009 totaled $1.75 billion, a decrease of $22 million, or 1%, from 2008. The decrease in 2009 was driven by a $73 million favorable impact of foreign currency exchange rates. A decrease in net favorable prior year reserve development was largely offset by declines in catastrophe losses and large losses in International. Net favorable prior year reserve development totaled $168 million and $274 million in 2009 and 2008, respectively. Net favorable prior year reserve development in 2009 was driven by better than expected loss development in International, particularly in the United Kingdom and Canada. In addition, the Aviation and Property lines of business at Lloyd's experienced net favorable prior year reserve development in 2009. In Bond & Financial Products, better than expected loss development for the contract surety business within the fidelity and surety product line for recent accident years also resulted in net favorable prior year reserve development in 2009. The catastrophe losses included in claims and claim adjustment expenses in 2009 totaled $3 million, compared with $73 million in 2008.

        Net favorable prior year reserve development totaled $274 million in 2008, primarily driven by better than expected loss development in International. The improvements in longer-tail lines of business were attributable to several factors, including enhanced risk control and underwriting strategies throughout International. In the property line of business, the improvement primarily resulted from better than anticipated loss development in the United Kingdom, in part due to favorable claim activity relating to 2007 flood losses. In Bond & Financial Products, better than expected loss development for the contract surety business within the fidelity and surety product line, resulting from favorable settlements on large claims (primarily from accident years prior to 2005), resulted in net favorable prior year reserve development in 2008.

        The amortization of deferred acquisition costs totaled $612 million in 2010, $10 million, or 2%, lower than the comparable 2009 total of $622 million, consistent with the decline in earned premiums. In 2009, the amortization of deferred acquisition costs totaled $622 million, $30 million, or 5%, lower than the comparable 2008 total of $652 million, driven by the favorable impact of foreign currency exchange rates and changes in the mix of business.

        General and administrative expenses in 2010 totaled $608 million, $29 million, or 5%, higher than the 2009 total of $579 million. The increase in 2010 primarily reflected increases in employee- and technology-related costs to enhance operations and support future business growth. In 2009, general and administrative expenses of $579 million were slightly lower than the 2008 total of $581 million, primarily reflecting the favorable impact of foreign currency exchange rates, which was largely offset by an increase in employee-related expenses associated with growth initiatives.

GAAP Combined Ratio

        The GAAP combined ratio of 87.7% in 2010 was 0.4 points lower than the GAAP combined ratio of 88.1% in 2009.

        The loss and loss adjustment expense ratio of 50.9% in 2010 was 1.2 points lower than the 2009 ratio of 52.1%. Catastrophe losses in 2010 and 2009 accounted for 2.4 and 0.1 points of the loss and loss adjustment expense ratio, respectively. The loss and loss adjustment expense ratios in 2010 and 2009 included 7.8 point and 5.1 point benefits, respectively, from net favorable prior year reserve development. The loss and loss adjustment expense ratio in 2010 excluding catastrophe losses and prior year reserve development was 0.8 points lower than the 2009 ratio on the same basis, reflecting lower reinsurance costs, partially offset by an increase in non-catastrophe weather-related losses. In addition, the 2009 ratio reflected a reserve increase for a non-renewed professional liability program in Ireland.

        The underwriting expense ratio of 36.8% in 2010 was 0.8 points higher than the underwriting expense ratio of 36.0% in 2009. The increase primarily reflected the impact of increases in employee- and technology-related costs to enhance operations and support future business growth.

        The GAAP combined ratio of 88.1% in 2009 was 0.9 points higher than the GAAP combined ratio of 87.2% in 2008.

        In 2009, the loss and loss adjustment expense ratio of 52.1% was 0.9 points higher than the 2008 ratio of 51.2%. Catastrophe losses in 2009 and 2008 accounted for 0.1 and 2.3 points of the loss and loss adjustment expense ratio, respectively. The loss and loss adjustment expense ratios in 2009 and 2008 included 5.1 point and 8.0 point benefits, respectively, from net favorable prior year reserve development. The loss and loss adjustment expense ratio in 2009 adjusted for catastrophe losses and prior year reserve development was 0.2 points higher than the 2008 ratio on the same basis, as the impact of loss cost trends was partially offset by the favorable impact of lower large losses in International.

        In 2009, the underwriting expense ratio of 36.0% was level with the underwriting expense ratio in 2008. The 2008 expense ratio included a 0.2 point impact from hurricane-related assessments. Adjusting for that factor in 2008, the 2009 underwriting expense ratio was 0.2 points higher than the 2008 ratio.

Written Premiums

        Financial, Professional & International Insurance gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2010	2009	2008
Bond & Financial Products	$2,133	$2,262	$2,378
International	1,401	1,451	1,588

Total Financial, Professional & International Insurance	$3,534	$3,713	$3,966

	Net Written Premiums
(for the year ended December 31, in millions)	2010	2009	2008
Bond & Financial Products	$1,981	$2,040	$2,126
International	1,230	1,245	1,342

Total Financial, Professional & International Insurance	$3,211	$3,285	$3,468

        Gross and net written premiums in 2010 decreased 5% and 2%, respectively, compared with 2009. Net written premiums for Bond & Financial Products in 2010 declined 3% from 2009, primarily reflecting the impact of underwriting actions taken and competitive market conditions in the Professional Liability and Public Company Liability business units. In addition, construction and commercial surety gross and net written premium volume declined in 2010 compared with 2009, reflecting the impact of the economic downturn. These factors were partially offset on a net basis by a reduction in reinsurance costs. In International, the 1% decline in net written premiums in 2010 compared with 2009 primarily reflected the impact of intentional underwriting actions and competitive market conditions. Those factors were largely offset by changes in the structure of the Company's reinsurance that modestly increased retentions to directionally align retentions in the Company's International business with its U.S. practices, as well as the favorable impact of foreign currency exchange rates. In late 2008, the Company commenced an exclusive relationship with a broker in the Republic of Ireland that significantly increased the 2009 volume of personal automobile coverage written and also resulted in the Company writing personal household coverages. The Company ceased writing business through this relationship in the fourth quarter of 2010.

        Gross written premiums of $3.71 billion in 2009 decreased 6% from 2008, and net written premiums of $3.29 billion in 2009 decreased 5% from 2008. The decline in gross and net written premiums was primarily attributable to the unfavorable impact of foreign currency exchange rates in International. The remainder of the decline was driven by the impact of the economic downturn on construction and commercial surety business volume, underwriting actions taken and competitive market conditions in the Professional Liability and Public Company Liability components of Bond & Financial Products' management liability business, partially offset by growth in Ireland.

        In Bond & Financial Products (excluding the surety line of business, for which the following are not relevant measures), business retention rates in 2010 were strong and slightly higher than in 2009. Renewal premium changes in 2010 were negative, reflecting both a decline in renewal rate changes and reduced insured exposures due to intentional underwriting actions taken and lower levels of economic activity. New business volume in 2010 declined from 2009, which reflected increasingly competitive market conditions in 2010. For International (also excluding the surety line of business), business retention rates in 2010 declined from 2009. New business volume in International also declined in 2010, primarily due to intentional underwriting actions and the termination of a broker relationship in Ireland. Renewal premium changes were slightly positive in 2010, driven by positive renewal rate changes, partially offset by reduced insured exposures.

        In 2009 in Bond & Financial Products, business retention rates remained strong but decreased from 2008, primarily in professional liability. Renewal premium changes in 2009 increased slightly over 2008, as the impact of slight positive renewal rate changes on written premiums was largely offset by reduced insured exposures due to underwriting actions and lower levels of economic activity. New business levels in 2009 were lower than in 2008. In International, business retention rates in 2009 declined from 2008, primarily due to underwriting actions taken in the United Kingdom, Ireland and at the Company's operations at Lloyd's. Renewal premium changes improved over 2008 and new business levels declined when compared with 2008.

Personal Insurance

        Results of the Company's Personal Insurance segment were as follows:

(for the year ended December 31, in millions)	2010	2009	2008
Revenues:
Earned premiums	$7,349	$7,117	$6,970
Net investment income	464	422	421
Other revenues	75	84	75

Total revenues	$7,888	$7,623	$7,466

Total claims and expenses	$7,314	$6,824	$6,885

Operating income	$440	$601	$465

Loss and loss adjustment expense ratio	68.1%	65.0%	66.2%
Underwriting expense ratio	30.2	29.6	30.8

GAAP combined ratio	98.3%	94.6%	97.0%

Incremental impact of direct to consumer initiative on GAAP combined ratio	2.2%	1.7%	0.5%

Overview

        In 2010, operating income of $440 million was $161 million, or 27%, lower than in 2009. The decline primarily reflected the significant increase in catastrophe losses, a decline in net favorable prior year reserve development and an increase in expenses related to the Company's direct to consumer initiative. These factors were partially offset by increases in net investment income and business volume, the favorable impact of earned rate increases outpacing loss cost trends and a reduction in non-catastrophe weather-related losses. In addition, operating income in 2009 included a $48 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in 2008. Catastrophe losses in 2010 and 2009 totaled $594 million and $278 million, respectively. Net favorable prior year reserve development in 2010 and 2009 totaled $87 million and $135 million, respectively.

        In 2009, operating income of $601 million was $136 million, or 29%, higher than in 2008, driven by the significant decline in catastrophe losses and a reduction in the estimate of property windpool assessments, partially offset by investments in the direct to consumer initiative and loss cost trends. Catastrophe losses in 2009 and 2008 totaled $278 million and $618 million, respectively. The 2008 total was comprised of $541 million of claims and claim adjustment expenses and $77 million of property windpool assessments that were included in general and administrative expenses. Net favorable prior year reserve development in 2009 and 2008 totaled $135 million and $143 million, respectively.

Earned Premiums

        Earned premiums of $7.35 billion in 2010 were $232 million, or 3%, higher than in 2009. In 2009, earned premiums of $7.12 billion were $147 million, or 2%, higher than in 2008. The increases in both years reflected continued strong business retention rates and renewal premium increases, and growth in new business volume during the preceding twelve months.

Net Investment Income

        Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the change in the Company's net investment income in 2010 and 2009 as compared with the prior year.

Claims and Expenses

        Claims and claim adjustment expenses in 2010 totaled $5.01 billion, an increase of $382 million, or 8%, over 2009. The total in 2010 reflected the significant increase in catastrophe losses, the reduction in net favorable prior year reserve development and increased business volume, partially offset by a decline in non-catastrophe weather-related losses and improved loss cost trends. Catastrophe losses in 2010 and 2009 totaled $594 million and $278 million, respectively. Catastrophe losses in 2010 resulted from several severe wind and hail storms. Net favorable prior year reserve development in 2010 and 2009 totaled $87 million and $135 million, respectively. Net favorable prior year reserve development in 2010 was concentrated in the Homeowners and Other product line, primarily driven by favorable loss development in the 2008 and prior accident years, primarily for the umbrella line of business, partially offset by unfavorable loss development in the 2009 accident year for the homeowners line of business that was driven by higher than anticipated late-reported claims related to storms in 2009.

        In 2009, claims and claim adjustment expenses of $4.62 billion were slightly higher than in 2008, as the impacts of loss cost trends and increased business volume were largely offset by the significant decline in catastrophe losses. Catastrophe losses included in claims and claim adjustment expenses in 2009 totaled $278 million, compared with $541 million in 2008. Catastrophe losses in 2009 primarily resulted from several wind and hail storms, as well as flooding. Catastrophe losses in 2008 primarily resulted from Hurricanes Ike and Gustav, as well as tornado, wind and hail storms in various regions of the United States throughout the year. Net favorable prior year reserve development in 2009 totaled $135 million, compared with $143 million in 2008. Net favorable prior year reserve development in 2009 primarily reflected favorable loss development related to Hurricanes Ike and Katrina, as well as the 2007 California wildfires.

        Net favorable prior year reserve development in 2008 was primarily driven by favorable loss development related to Hurricane Katrina and better than expected loss development from recent accident years for the Homeowners and Other product line. This improvement was driven in part by claim initiatives as well as better than expected outcomes on 2007 catastrophe-related claims. In addition, the Homeowners and Other product line experienced improvement in older accident years for the umbrella line as well as favorable experience from accident year 2007 for allied coverages due to less than expected claim activity.

        The amortization of deferred acquisition costs totaled $1.44 billion in 2010, compared with $1.42 billion in 2009 and $1.41 billion in 2008. The increases in 2010 and 2009 over the preceding year were consistent with earned premium increases in both years.

        General and administrative expenses of $867 million in 2010 were $83 million higher than in 2009. The total in 2009 reflected a $48 million reduction in the estimate of property windpool assessments related to Hurricane Ike. Adjusting for the impact of the reduction in windpool assessments in 2009, general and administrative expenses in 2010 increased $35 million, or 4%, over 2009, primarily reflecting growth in business volume and continued costs supporting business growth and product development, including the Company's direct to consumer initiative.

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

GAAP Combined Ratio

        The GAAP combined ratio of 98.3% in 2010 was 3.7 points higher than the GAAP combined ratio of 94.6% in 2009.

        The loss and loss adjustment expense ratio of 68.1% in 2010 was 3.1 points higher than the 2009 ratio of 65.0%. Catastrophe losses accounted for 8.1 and 3.9 points of the loss and loss adjustment expense ratio in 2010 and 2009, respectively. The loss and loss adjustment expense ratios for 2010 and 2009 included 1.2 point and 1.9 point benefits, respectively, from net favorable prior year reserve development. The loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development in 2010 was 1.8 points lower than the 2009 ratio on the same basis, reflecting the favorable impact of earned rate increases outpacing loss cost trends and a reduction in non-catastrophe weather-related losses.

        The underwriting expense ratio of 30.2% in 2010 was 0.6 points higher than the underwriting expense ratio of 29.6% in 2009. The 2009 underwriting expense ratio included a 0.7 point benefit from the reduction in the estimate of windpool assessments described above.

        The GAAP combined ratio of 94.6% in 2009 was 2.4 points lower than the GAAP combined ratio of 97.0% in 2008.

        In 2009, the loss and loss adjustment expense ratio of 65.0% was 1.2 points lower than the comparable 2008 ratio of 66.2%. Catastrophe losses accounted for 3.9 points and 7.8 points of the 2009 and 2008 loss and loss adjustment expense ratios, respectively. The loss and loss adjustment expense ratios for 2009 and 2008 included 1.9 point and 2.1 point benefits, respectively, from net favorable prior year reserve development. The loss and loss adjustment expense ratios adjusted for catastrophe losses and prior year reserve development for 2009 was 2.5 points higher than the 2008 ratio on the same basis, primarily reflecting the impact of loss cost trends.

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

Agency Written Premiums

        Gross and net written premiums by product line were as follows for the Personal Insurance segment's Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the segment's gross and net written premiums:

	Gross Written Premiums
(for the year ended December 31, in millions)	2010	2009	2008
Agency Automobile	$3,720	$3,610	$3,680
Agency Homeowners and Other	4,060	3,809	3,599

Total Agency Personal Insurance	$7,780	$7,419	$7,279

	Net Written Premiums
(for the year ended December 31, in millions)	2010	2009	2008
Agency Automobile	$3,698	$3,586	$3,651
Agency Homeowners and Other	3,772	3,508	3,333

Total Agency Personal Insurance	$7,470	$7,094	$6,984

        Gross and net Agency written premiums in 2010 both increased 5% over the respective totals in 2009. In 2009, gross and net Agency written premiums both increased by 2% over the respective 2008 totals.

        In 2010, net written premiums in the Agency Automobile line of business increased 3% over 2009, primarily reflecting the impact of the introduction of twelve-month policy terms in certain markets in 2010. Excluding the impact of the change in policy terms in 2010, Agency Automobile net written premiums were virtually level with 2009. Business retention rates remained strong and new business levels increased over 2009. Renewal premium changes were positive in 2010 but declined slightly from 2009.

        In 2010, net written premiums in the Agency Homeowners and Other line of business increased 8% over 2009, primarily driven by increases in renewal premium changes, business retention rates and new business levels.

        In 2009, net written premiums in the Agency Automobile line of business decreased 2% from 2008. The impact of increasing renewal premium changes was more than offset by declines in new business volume and business retention rates compared with 2008.

        In 2009, net written premiums in the Agency Homeowners and Other line of business grew 5% over 2008, driven by increases in renewal premium changes. New business volume was consistent with 2008 and business retention rates remained strong and consistent with 2008.

        For its Agency business, the Personal Insurance segment had approximately 7.6 million and 7.4 million active policies at December 31, 2010 and 2009, respectively. In the Agency Automobile line of business, active policies at December 31, 2010 increased 2% over the same date in 2009. Active policies in the Agency Homeowners and Other line of business at December 31, 2010 grew by 3% over the same date in 2009.

Interest Expense and Other

(for the year ended December 31, in millions)	2010	2009	2008
Operating loss	$(318)	$(233)	$(257)

        The $85 million increase in operating loss for Interest Expense and Other in 2010 compared with 2009 primarily reflected $39 million of expenses related to the Company's purchase and retirement of a significant portion of its 6.25% fixed-to-floating rate junior subordinated debentures. The operating loss in 2010 also included a $12 million increase in tax expense associated with recent federal health care legislation and an increase in interest expense. In addition, the operating loss in 2009 included a benefit of $28 million from the favorable resolution of various prior year tax matters. After-tax interest expense in 2010 totaled $252 million, compared with $248 million in 2009.

        The $24 million decline in operating loss for Interest Expense and Other in 2009 compared with 2008 primarily reflected the benefit of $28 million in 2009 from the favorable resolution of various prior year tax matters. After-tax interest expense in 2009 totaled $248 million, compared with $239 million in 2008.

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

        Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which are subject to a number of contingencies, in connection with a number of these direct action claims. These settlement agreements had been approved by the court in connection with proceedings initiated by TPC in the Johns Manville bankruptcy court. On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court's orders, while vacating that portion of the bankruptcy court's orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Various parties appealed the district court's ruling to the U.S. Court of Appeals for the Second Circuit. On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the district court's approval of the bankruptcy court's order that barred the filing of certain direct action claims against TPC in the future. TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit's decision. Those petitions were granted and on June 18, 2009, the Supreme Court ruled in favor of the Company, reversing the Second Circuit's decision. However, since the Second Circuit had not ruled on several additional issues principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues. On March 22, 2010, the Second Circuit issued an opinion in which it found that the notice of the 1986 Orders provided to the remaining objector was insufficient to bar contribution claims by that objector against TPC. On April 5, 2010, TPC filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit, requesting further review of its March 22, 2010 opinion, which was denied on May 25, 2010. On August 18, 2010, TPC filed a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit's March 22, 2010 opinion, and a Petition for a Writ of Mandamus seeking an order from the Supreme Court requiring the Second Circuit to comply with the Supreme Court's June 18, 2009 ruling in TPC's favor. The Supreme Court denied the Petitions on November 29, 2010. The plaintiffs in the Statutory and Hawaii actions and the Common Law Claims actions (as defined in note 15 to the consolidated financial statements) filed Motions to Compel with the bankruptcy court on September 2, 2010 and September 3, 2010, respectively, arguing that all conditions precedent to the settlements have been met and seeking to require TPC to pay the settlement amounts. On September 30, 2010, TPC filed an Opposition to the plaintiffs' Motions to Compel on the grounds that the conditions precedent to the settlements, principally the requirement that all contribution claims be barred, have not been met in light of the Second Circuit's March 22, 2010 opinion. On December 16, 2010, the bankruptcy court granted the plaintiffs' motions and ruled that TPC was required to fund the settlements. On January 20, 2011, the bankruptcy court entered judgment in accordance with its December 16, 2010 ruling and ordered TPC to pay the settlement amounts plus prejudgment interest. On January 21, 2011, TPC filed an appeal with the U.S. District Court for the Southern District of New York from the bankruptcy court's January 20, 2011 judgment. (For a description of these matters, see note 15 of notes to the consolidated financial statements).

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

        As in prior years, the annual claim review considered active policyholders and litigation cases for potential product and "non-product" liability. Compared with the prior year period, the Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, experienced an overall reduction in the number of policyholders who, for the first time, were tendering asbestos claims. However, gross defense and indemnity payment patterns in these categories remained consistent with what the Company has experienced in recent years due to the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target previously peripheral defendants.

        The completion of these reviews and analyses in the third quarter resulted in a net $140 million increase in the Company's asbestos reserves, driven by increases in the Company's estimate of 1) projected settlement and defense costs related to a broad number of policyholders; 2) costs of litigating asbestos-related coverage matters; and 3) projected payments on assumed reinsurance accounts. This increase included a $70 million benefit from the reduction in the allowance for uncollectible reinsurance resulting from a recent favorable ruling related to a reinsurance dispute and an increase in estimated reinsurance recoverables. In 2009, the Company recorded a $185 million increase in asbestos reserves, primarily driven by a slight increase in the Company's assumption for projected defense costs related to many policyholders. The Company recorded a $70 million increase to asbestos reserves in 2008, which was driven by a change in the estimated costs associated with litigating asbestos coverage matters and a change in estimated losses for certain individual policyholders. Overall, the company's assessment of the underlying asbestos environment did not change significantly from recent periods.

        Net asbestos losses paid in 2010, 2009 and 2008 were $350 million, $341 million and $658 million, respectively. (Asbestos payments in 2008 included the Company's one-time net payment of $365 million associated with the settlement of the ACandS, Inc. matter). Approximately 32%, 41% and 59% of total net paid losses in 2010, 2009 and 2008, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

        The Company categorizes its asbestos reserves as follows:

	Number of Policyholders		Total Net Paid		Net Asbestos Reserves
(at and for the year ended December 31, $ in millions)	2010	2009	2010	2009	2010	2009
Policyholders with settlement agreements	17	18	$112	$139	$583	$621
Home office and field office	1,705	1,697	209	176	1,778	1,956
Assumed reinsurance and other	—	—	29	26	187	181

Total	1,722	1,715	$350	$341	$2,548	$2,758

        The "policyholders with settlement agreements" category includes structured settlements, coverage in place arrangements and, with respect to TPC, Wellington accounts. Reserves are based on the expected payout for each policyholder under the applicable agreement. Structured settlements are arrangements under which policyholders and/or plaintiffs agree to fixed financial amounts to be paid at scheduled times. Included in this category are TPC's reserves for the settlements of the Statutory and Hawaii Actions and the Common Law Claims. (For a description of these matters, see note 15 of notes to the consolidated financial statements). Coverage in place arrangements represent agreements with policyholders on specified amounts of coverage to be provided. Payment obligations may be subject to annual maximums and are only made when valid claims are presented. Wellington accounts refer to the 35 defendants that are parties to a 1985 agreement settling certain disputes concerning insurance coverage for their asbestos claims. Many of the aspects of the Wellington agreement are similar to those of coverage in place arrangements in which the parties have agreed on specific amounts of coverage and the terms under which the coverage can be accessed.

        The "home office and field office" category relates to all other policyholders and also includes unallocated IBNR reserves and reserves for the costs of defending asbestos-related coverage litigation. Policyholders are identified for the annual home office review based upon, among other factors: a combination of past payments and current case reserves in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential "non-product" exposures, size of policyholder and geographic distribution of products or services sold by the policyholder. In addition to IBNR amounts contained in the reserves for "home office and field office" policyholders and the costs of litigating asbestos coverage matters, the Company has established a reserve for further adverse development related to existing policyholders, new claims from policyholders reporting claims for the first time and policyholders for which there is, or may be, litigation and direct actions against the Company. The "assumed reinsurance and other" category primarily consists of reinsurance of excess coverage, including various pool participations.

        On January 29, 2009, the Company and PPG Industries, Inc ("PPG"), along with approximately 30 other insurers of PPG, agreed in principle to an agreement to settle asbestos-related coverage litigation under insurance policies issued to PPG. The tentative settlement agreement has been incorporated into the Modified Third Amended Plan of Reorganization ("Amended Plan") proposed as part of the Pittsburgh Corning Corp. ("PCC", which is 50% owned by PPG) bankruptcy proceeding. Pursuant to the proposed Amended Plan, which was filed on January 30, 2009, PCC, along with enumerated other companies (including PPG as well as the Company as a participating insurer), are to receive protections afforded by Section 524(g) of the Bankruptcy Code from certain asbestos-related bodily injury claims. Under the agreement in principle, the Company has the option to make a series of payments over the next 20 years totaling approximately $620 million to the Trust to be created under the Amended Plan, or it may elect to make a one-time discounted payment, which, as of March 31, 2011, would total approximately $454 million (approximately $425 million after reinsurance). The agreement in principle with PPG is subject to numerous contingencies, including final court approval of the Amended Plan, and the Company has no obligation to make the settlement payment until all contingencies are satisfied. The Company's obligations under this agreement in principle are included in the "home office and field office" category in the preceding table.

        In December 2008, the Company completed the sale of Unionamerica, which comprised its United Kingdom-based runoff insurance and reinsurance businesses. Included in the claims and claim adjustment expense reserves transferred to the purchaser were gross and net asbestos reserves of $330 million and $232 million, respectively.

        The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2010	2009	2008
Beginning reserves:
Direct	$3,097	$3,299	$4,353
Ceded	(339)	(385)	(619)

Net	2,758	2,914	3,734

Incurred losses and loss expenses:
Direct	262	185	70
Ceded	(122)	—	—

Net	140	185	70

Losses paid:
Direct	418	387	794
Ceded	(68)	(46)	(136)

Net	350	341	658

Sale of subsidiary:
Direct	—	—	330
Ceded	—	—	(98)

Net	—	—	232

Ending reserves:
Direct	2,941	3,097	3,299
Ceded	(393)	(339)	(385)

Net	$2,548	$2,758	$2,914

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

        The resolution of environmental exposures by the Company generally occurs by settlement on a policyholder-by-policyholder basis as opposed to a claim-by-claim basis. Generally, the Company strives to extinguish any obligations it may have under any policy issued to the policyholder for past, present and future environmental liabilities and extinguish any pending coverage litigation dispute with the policyholder. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability. In addition, many of the agreements have also extinguished any insurance obligation which the Company may have for other claims, including but not limited to asbestos and other cumulative injury claims. The Company and its policyholders may also agree to settlements which extinguish any liability arising from known specified sites or claims. Where appropriate, these agreements also include indemnities and hold harmless provisions to protect the Company. The Company's general purpose in executing these agreements is to reduce the Company's potential environmental exposure and eliminate the risks presented by coverage litigation with the policyholder and related costs.

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

        Although the Company continues to receive notices from policyholders tendering claims for the first time, the number of new policyholders submitting those notices declined from 2009. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the Company has experienced modest upward development in the expected defense and settlement costs for certain of its pending policyholders. As a result, the Company increased its net environmental reserves by $35 million in 2010. During 2009, the Company experienced an increase in the number of policyholders tendering claims for the first time and in the number of pending environmental-related coverage actions. In addition, the Company experienced upward development in the expected defense and settlement costs for certain of its pending policyholders. As a result, the Company increased its net environmental reserves by $70 million in 2009. In 2008, the Company increased its environmental reserves by $85 million as a result of upward development in the anticipated defense and settlement costs for certain of its pending policyholders.

        In December 2008, the Company completed the sale of Unionamerica, which comprised its United Kingdom-based runoff insurance and reinsurance businesses. Included in the claims and claim adjustment expense reserves transferred to the purchaser were gross and net environmental reserves of $40 million and $33 million, respectively.

        Net environmental losses paid in 2010, 2009 and 2008 were $77 million, $91 million and $128 million, respectively. At December 31, 2010, approximately 93% of the net environmental reserve (approximately $327 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $24 million), consists of case reserves.

        The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2010	2009	2008
Beginning reserves:
Direct	$389	$400	$478
Ceded	4	14	12

Net	393	414	490

Incurred losses and loss expenses:
Direct	45	85	85
Ceded	(10)	(15)	—

Net	35	70	85

Losses paid:
Direct	80	96	123
Ceded	(3)	(5)	5

Net	77	91	128

Sale of subsidiary:
Direct	—	—	40
Ceded	—	—	(7)

Net	—	—	33

Ending reserves:
Direct	354	389	400
Ceded	(3)	4	14

Net	$351	$393	$414

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

        As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2010 are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments. (Also see note 15 to the consolidated financial statements).

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

INVESTMENT PORTFOLIO

        The Company's invested assets at December 31, 2010 totaled $72.72 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 4% in other investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

        The carrying value of the Company's fixed maturity portfolio at December 31, 2010 totaled $62.82 billion. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's insurance and debt obligations. The weighted average credit quality of the Company's fixed maturity portfolio, both including and excluding U.S. Treasury securities, was "Aa2" at both December 31, 2010 and 2009. Below investment grade securities represented 3.0% and 2.7% of the total fixed maturity investment portfolio at December 31, 2010 and 2009, respectively. The average effective duration of fixed maturities and short-term securities was 3.6 (3.9 excluding short-term securities) at December 31, 2010 and 3.9 (4.2 excluding short-term securities) at December 31, 2009. The decline in duration primarily resulted from the impact of declining market yields and tightening investment spreads on existing holdings of mortgage-backed securities (which impact the assumptions related to optional pre-payments), an increase in pre-refunded municipal bonds and general portfolio management decisions.

        The carrying values of investments in fixed maturities classified as available for sale at December 31, 2010 and 2009 were as follows:

(at December 31, 2010, in millions)	Carrying Value		Average Credit Quality(1)
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities		$2,008	Aaa
Obligations of states, municipalities and political subdivisions:
Pre-refunded	$7,291		Aa1
All other	32,244		Aa1

Total obligations of states, municipalities and political subdivisions		39,535
Debt securities issued by foreign governments		2,202	Aaa
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities		4,164	Aa1
All other corporate bonds and redeemable preferred stock:
Financial:
Bank	1,462		A1
Insurance	351		A2
Finance/leasing	83		Baa3
Brokerage and asset management	30		Baa1

Total financial	1,926
Industrial	7,711		Baa1
Public utility	1,859		A3
Sovereign corporate securities(2)	1,800		Aaa
Canadian municipal securities	671		Aa1
Commercial mortgage-backed securities and project loans(3)	549		Aaa
Asset-backed and other	395		Baa1

Total all other corporate bonds and redeemable preferred stock		14,911

Total fixed maturities		$62,820	Aa2

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

(2)
Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Temporary Liquidity Guaranty and the Federal Ship Financing Programs.

(3)
Included in commercial mortgage-backed securities and project loans are $146 million of securities guaranteed by the U.S. government and $9 million by government sponsored enterprises.

(at December 31, 2009, in millions)	Carrying Value		Average Credit Quality(1)
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities		$2,574	Aaa
Obligations of states, municipalities and political subdivisions:
Pre-refunded	$6,062		Aa1
All other	35,271		Aa1

Total obligations of states, municipalities and political subdivisions		41,333
Debt securities issued by foreign governments		1,957	Aaa
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities		5,207	Aa1
All other corporate bonds and redeemable preferred stock:
Financial:
Bank	2,107		Aa3
Insurance	423		A2
Finance/leasing	113		Baa3
Brokerage and asset management	34		Baa2

Total financial	2,677
Industrial	7,080		Baa1
Public utility	1,737		A3
Sovereign corporate securities(2)	1,499		Aaa
Canadian municipal securities	669		Aa1
Commercial mortgage-backed securities and project loans(3)	714		Aaa
Asset-backed and other	400		A3

Total all other corporate bonds and redeemable preferred stock		14,776

Total fixed maturities		$65,847	Aa2

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

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

        The following table sets forth the Company's fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2010, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$29,619	47.2%
Aa	20,499	32.6
A	6,426	10.2
Baa	4,393	7.0

Total investment grade	60,937	97.0
Below investment grade	1,883	3.0

Total fixed maturity investments	$62,820	100.0%

Obligations of States, Municipalities and Political Subdivisions

        The Company's fixed maturity investment portfolio at December 31, 2010 and 2009 included $39.54 billion and $41.33 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. Included in the municipal bond portfolio at December 31, 2010 and 2009 were $7.29 billion and $6.06 billion, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as pre-refunded bonds), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. Such escrow accounts are verified as to their sufficiency by an external auditor and are almost exclusively comprised of U.S. Treasury securities. Moody's Investors Service has assigned a negative outlook to municipal securities issued by local governments within the United States.

        The following table shows the geographic distribution of the $32.24 billion of municipal bonds at December 31, 2010 that were not pre-refunded.

State (in millions)	State General Obligation	Local General Obligation	Revenue	Total Carrying Value	Average Credit Quality(1)
Texas	$423	$2,222	$1,340	$3,985	Aaa/Aa1
California	94	1,619	405	2,118	Aa2
Illinois	176	969	518	1,663	Aa2
Washington	411	756	381	1,548	Aa1
Virginia	186	604	651	1,441	Aaa/Aa1
Florida	487	67	882	1,436	Aa1
Arizona	—	535	665	1,200	Aa1
Georgia	408	435	322	1,165	Aaa/Aa1
Maryland	309	566	241	1,116	Aaa/Aa1
Minnesota	275	702	135	1,112	Aaa/Aa1
New York	33	216	831	1,080	Aa1
Ohio	341	337	350	1,028	Aa1
Massachusetts	215	9	791	1,015	Aaa/Aa1
Colorado	—	769	230	999	Aa1
Michigan	134	343	500	977	Aa2
North Carolina	269	461	118	848	Aaa
All Others (2)	2,525	2,909	4,079	9,513	Aa1

Total	$6,286	$13,519	$12,439	$32,244	Aa1

(1)
Rated using external rating agencies or by the Company when a public rating does not exist. Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.

(2)
No other single state accounted for 2.5% or more of the total pre-refunded municipal bonds.

        The Company bases its investment decision on the credit characteristics of the municipal security; however, its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. The downgrade during 2009 and 2008 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of the securities to the underlying rating of the respective security. Of the insured municipal securities in the Company's investment portfolio at December 31, 2010, approximately 99% were rated at A3 or above, and approximately 90% were rated at Aa3 or above, without the benefit of insurance. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company's results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company's ability and intent to hold the securities. The average credit rating of the underlying issuers of these securities was "Aa2" at December 31, 2010. The average credit rating of the entire municipal bond portfolio was "Aa1" at December 31, 2010 with and without the third-party insurance.

Debt Securities Issued by Foreign Governments

        The following table shows the geographic distribution of the Company's investments in debt securities issued by foreign governments at December 31, 2010.

(at December 31, 2010, in millions)	Carrying Value	Average Credit Quality(1)
Foreign Government:
Canada	$894	Aaa
United Kingdom	890	Aaa
Germany	159	Aaa
Australia	134	Aaa
All Others	125	Aa2

Total	$2,202	Aaa

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

        The Company's fixed maturity investment portfolio at December 31, 2010 and 2009 included $4.16 billion and $5.21 billion, respectively, of residential mortgage-backed securities including pass-through-securities and collateralized mortgage obligations (CMO), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for both guaranteed and non-guaranteed securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company's investment strategy generally favors securities that control this risk within expected interest rate ranges. Included in the totals at December 31, 2010 and 2009 were $2.09 billion and $2.63 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $2.07 billion and $2.58 billion, respectively. Approximately 38% and 37% of the Company's CMO holdings were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2010 and 2009, respectively. The average credit rating of all of the above securities was "Aa1" at both December 31, 2010 and 2009.

        The Company makes investments in residential CMOs that are either guaranteed by GNMA, FNMA or FHLMC, or if not guaranteed, are senior or super-senior positions within their respective securitizations. Both guaranteed and non-guaranteed residential CMOs allocate the distribution of payments from the underlying mortgages among different classes of bondholders. In addition, non-guaranteed residential CMOs provide structures that allocate the impact of credit losses to different classes of bondholders. Senior and super-senior CMOs are protected, to varying degrees, from credit losses as those losses are initially allocated to subordinated bondholders. The Company's investment strategy is to purchase CMO tranches that are expected to offer the most favorable return given the Company's assessment of associated risks. The Company does not purchase residual interests in CMOs.

Commercial Mortgage-Backed Securities and Project Loans

        At December 31, 2010 and 2009, the Company held commercial mortgage-backed securities (including FHA project loans) of $549 million and $714 million, respectively. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio's relatively small size and the underlying credit strength of these securities.

Alternative Documentation Mortgages and Sub-Prime Mortgages

        At December 31, 2010 and 2009, the "mortgage-backed securities, collateralized mortgage obligations and pass-through securities" and "asset-backed and other" categories in the foregoing table included collateralized mortgage obligations backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $297 million and $270 million, respectively (comprising approximately 0.5% and 0.4% of the Company's total fixed maturity investments at December 31, 2010 and 2009, respectively). The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional such securities at discounted prices. The Company purchased $31 million and $74 million of such securities in the years ended December 31, 2010 and 2009, respectively. The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities' requirements for credit score but do not meet the government-sponsored entities' guidelines for documentation, property type, debt and loan-to-value ratios. The average credit rating on these securities and obligations held by the Company was "Baa2" and "A3" at December 31, 2010 and 2009, respectively.

Equity Securities Available for Sale, Real Estate and Short-Term Securities

        See note 1 of notes to the Company's consolidated financial statements for further information about these invested asset classes.

Other Investments

        At December 31, 2010 and 2009, the carrying value of the Company's other investments was $2.93 billion and $2.95 billion, respectively. The Company's other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company's fixed maturity investments. These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility. Net investment income provided by these asset classes totaled $304 million in 2010, compared with negative net investment income of $106 million and $292 million in 2009 and 2008, respectively. The negative net investment income in 2009 and 2008 reflected market conditions.

Securities Lending

        The Company has engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time. The Company has not incurred any investment losses in its securities lending program for the years ended December 31, 2010, 2009 and 2008.

Net Unrealized Investment Gains (Losses)

        The net unrealized investment gains (losses) that were included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(at December 31, in millions)	2010	2009	2008
Fixed maturities	$2,650	$2,536	$(294)
Equity securities	147	78	(82)
Other investments	28	216	123

Unrealized investment gains (losses) before tax	2,825	2,830	(253)
Tax expense (benefit)	967	969	(109)

Net unrealized investment gains (losses) at end of year	$1,858	$1,861	$(144)

        Net pretax unrealized investment gains totaled $2.83 billion at both December 31, 2010 and 2009, compared with net pretax unrealized losses of $253 million at December 31, 2008. The Company's fixed maturities and equity securities portfolios at December 31, 2010 experienced increases in valuations compared with the prior year-end, which were offset by a decrease in net unrealized appreciation on other investments that primarily resulted from the Company's sale of substantially all of its remaining common stock holdings in Verisk Analytics, Inc. That sale generated a pretax realized investment gain of $205 million in 2010. The improvement in the Company's net unrealized gain position at December 31, 2009 over the prior year end is primarily attributable to the Company's fixed maturity investments. In 2009, yields on municipal fixed maturity securities declined, which increased the market value of the Company's portfolio of such securities. In addition, in 2009 credit spreads narrowed on other non-municipal fixed maturity securities which also resulted in an increase in the market value of those securities.

        The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2010, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$—	$—	$—	$8	$8
Other	2	—	—	10	12

Total fixed maturities	2	—	—	18	20
Equity securities	—	—	—	—	—

Total	$2	$—	$—	$18	$20

        These unrealized investment losses at December 31, 2010 represent less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders' equity on an after-tax basis.

        For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.

        At December 31, 2010, below investment grade securities comprised 3.0% of the Company's fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2010 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $605 million and a fair value of $564 million, resulting in a net pretax unrealized investment loss of $41 million. These securities in an unrealized loss position represented approximately 1% of both the total amortized cost and the fair value of the fixed maturity portfolio at December 31, 2010 and accounted for 17% of the total gross pretax unrealized investment loss in the fixed maturity portfolio at December 31, 2010.

Impairment Charges

        Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2010	2009	2008
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	1
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4	81	36
All other corporate bonds	9	88	283
Redeemable preferred stock	—	—	4

Total fixed maturities	13	169	324

Equity securities
Common stock	2	15	34
Non-redeemable preferred stock	1	64	40

Total equity securities	3	79	74

Other investments	10	10	22

Total	$26	$258	$420

        For the year ended December 31, 2010, the Company recognized the following other-than-temporary impairments:

  •
  $13 million in the fixed maturities portfolio, consisting of $5 million related to the deteriorated financial position of various issuers, $4 million related to structured mortgage securities and $4 million related to securities that the Company had the intent to sell;

  •
  $3 million in the equity portfolio related to securities with respect to which it was determined that the cost basis of those securities would not be recovered over the expected holding period; and

  •
  $10 million in other investments related to the decline in the financial condition of various issuers.

        In 2008 and 2009, worldwide financial markets experienced significant disruptions, and the United States and many other countries experienced a prolonged economic downturn, resulting in heightened credit risks, reduced valuations of investments and decreased economic activity. Those factors resulted in the higher level of other-than-temporary investment impairments recognized by the Company in 2008 and 2009.

        Following are the pretax realized losses on investments sold during the year ended December 31, 2010:

(in millions)	Loss	Fair Value
Fixed maturities	$11	$345
Equity securities	—	8
Other	1	1

Total	$12	$354

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

        In making underwriting and reinsurance decisions for hurricane and earthquake exposures, the Company uses third-party proprietary computer modeling in an attempt to estimate the likelihood that the loss from a single event occurring in a one-year timeframe will equal or exceed a particular amount. The tables below set forth the estimated probabilities that losses from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars and as a percentage of the Company's common equity). For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company's loss from a single U.S. hurricane occurring in a one-year timeframe would equal or exceed $1.1 billion, or 5% of the Company's common equity at December 31, 2010.

	Dollars (in billions)
Likelihood of Exceedance(1)	Single U.S. Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	$0.9	$0.5
1.0% (1-in-100)	$1.1	$0.6
0.4% (1-in-250)	$2.0	$0.9
0.1% (1-in-1,000)	$4.3	$2.0

	Percentage of Common Equity(2)
Likelihood of Exceedance	Single U.S. Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	4%	2%
1.0% (1-in-100)	5%	3%
0.4% (1-in-250)	9%	4%
0.1% (1-in-1,000)	18%	8%

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

(2)
The percentage of common equity is calculated by dividing (a) indicated loss amounts in dollars by (b) total common equity excluding net unrealized investment gains and losses, net of taxes. Net unrealized investment gains and losses can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends. Accordingly, in the opinion of the Company's management, the percentage of common equity calculated on this basis provides a useful metric for investors to understand the potential impact of a single hurricane or single earthquake on the Company's financial position.

        The threshold loss amounts in the tables above are net of reinsurance, after-tax and exclude most loss adjustment expenses, which historically have been less than 10% of loss estimates. The amounts for hurricanes reflect U.S. exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures. The amounts for earthquakes reflect U.S. and Canadian exposures and include property exposures and workers' compensation exposures. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated threshold loss amounts. This information in the tables is based on the Company's in-force portfolio and catastrophic reinsurance program as of December 31, 2010.

        Catastrophe modeling relies upon inputs based on experience, science, engineering and history. These inputs reflect a significant amount of judgment and are subject to changes which may result in volatility in the modeled output. Catastrophe modeling output may also fail to account for risks that are outside the range of normal probability or are otherwise unforeseeable. Catastrophe modeling assumptions include, among others, the portion of purchased reinsurance that is collectible after a catastrophic event, which may prove to be materially incorrect. Consequently, catastrophe modeling estimates are subject to significant uncertainty. In the tables above, the uncertainty associated with the estimated threshold loss amounts increases significantly as the likelihood of exceedance decreases. In other words, in the case of a relatively more remote event (e.g., 1-in-1,000), the estimated threshold loss amount is relatively less reliable. Actual losses from an event could materially exceed the indicated threshold loss amount. In addition, more than one such event could occur in any period.

        Moreover, the Company is exposed to the risk of material losses from other than property and workers' compensation coverages arising out of hurricanes and earthquakes, and it is exposed to catastrophe losses from perils other than hurricanes and earthquakes, such as windstorms, hail, wildfires, severe winter weather, floods, volcanic eruptions and acts of terrorism.

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

  •
  Such changing climate conditions could also impact the creditworthiness of issuers of securities in which the Company invests. For example, water supply adequacy could impact the creditworthiness of bond issuers in the Southwestern United States, and more frequent and/or severe hurricanes could impact the creditworthiness of issuers in the Southeastern United States., among other areas. See "Risk Factors—Our investment portfolio may suffer reduced returns or material losses."

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

REINSURANCE RECOVERABLES

        Ceded reinsurance involves credit risk, except with regard to mandatory pools for which liability is mostly joint and several, and is generally subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after reductions for known insolvencies and after allowances for uncollectible amounts. The Company also holds collateral, including trust agreements, escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices and the price of their product offerings. After reinsurance is purchased, the Company has limited ability to manage the credit risk to a reinsurer. In addition, in a number of jurisdictions, particularly the European Union and the United Kingdom, a reinsurer is permitted to transfer a reinsurance arrangement to another reinsurer, which may be less creditworthy, without a counterparty's consent, provided that the transfer has been approved by the applicable regulatory and/or court authority.

        The Company's reinsurance recoverables totaled $11.52 billion at December 31, 2010, a decline of $1.30 billion from year-end 2009, primarily reflecting cash collections and the impact of net favorable prior year reserve development, partially offset by a reduction in the allowance for uncollectible reinsurance resulting from a recent favorable ruling relating to a reinsurance dispute.

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

        The following table presents the Company's top five reinsurer groups by reinsurance recoverable at December 31, 2010 (in millions). Also included is the A.M. Best rating of each reinsurer group at February 17, 2011:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group's Predominant Reinsurer
Munich Re Group	$744	A+	second highest of 16 ratings
Swiss Re Group	707	A	third highest of 16 ratings
Transatlantic Holdings, Inc.	385	A	third highest of 16 ratings
XL Capital Group	320	A	third highest of 16 ratings
Berkshire Hathaway Group	319	A++	highest of 16 ratings

        At December 31, 2010, the Company held $2.1 billion of collateral in the form of letters of credit, trust agreements and funds held to fully or partially collateralize certain reinsurance recoverables.

        Included in reinsurance recoverables are certain amounts related to structured settlements. Structured settlements comprise annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables as the Company retains the contingent liability to the claimant. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments. In the third quarter of 2010, Old Mutual plc, the parent of a U.S. life insurance company that is one of the largest issuers of structured settlements included in the Company's reinsurance recoverables, agreed to sell its U.S. life insurance business to a hedge fund buyer, pending regulatory approval. The Company currently cannot predict the impact of the transaction, if approved, on the long-term creditworthiness of the annuity issuer. The following table presents the Company's top five groups by structured settlements at December 31, 2010 (in millions). Also included is the A.M. Best rating of the Company's predominant insurer from each insurer group at February 17, 2011:

Group	Structured Settlements	A.M. Best Rating of Group's Predominant Insurer
Old Mutual	$1,028	B++	fifth highest of 16 ratings
MetLife	508	A+	second highest of 16 ratings
Genworth	458	A	third highest of 16 ratings
Symetra	272	A	third highest of 16 ratings
ING Group	229	A	third highest of 16 ratings

        Many reinsurance companies and life insurance companies were negatively impacted by turbulent economic conditions during 2009 and 2008. A number of such companies were subjected to downgrades and/or negative outlook changes by various ratings agencies, including those with which the Company conducts business. The Company considers these factors in assessing the adequacy of its allowance for uncollectible amounts.

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

        The Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong, generally consistent with recent periods. In the Business Insurance segment, the Company expects a slightly improving trend in renewal premium changes, including the components of rate changes and insured exposures, during 2011 compared with 2010. In the Financial, Professional & International Insurance segment, the Company expects that renewal premium changes, including the components of rate changes and insured exposures, will not meaningfully change during 2011 compared with 2010. In the Personal Insurance segment, the Company expects that Agency Automobile renewal premium changes, while positive, will decrease slightly in 2011 from levels in 2010. For its Agency Homeowners' and Other business, the Company expects renewal premium changes in 2011 will remain generally consistent with 2010.

        The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business. While property and casualty insurance market conditions are expected to remain competitive in 2011 for new business, the Company believes it is well-positioned to capitalize on new business opportunities as agents, brokers and customers seek to place business with high-quality carriers. In addition, the Company launched a new distribution channel in 2009 that markets personal insurance products directly to consumers, which is expected to generate modest growth in premium volume for Personal Insurance in 2011.

        While economic conditions have recently improved, there is continued uncertainty regarding the timing and strength of any economic recovery. The trend may not continue. Further, if growth continues, it may be at a slow rate for an extended period of time. In addition, other economic conditions, such as the commercial and residential real estate environment and employment rates, may continue to be weak. If weak economic conditions persist or deteriorate, low levels of economic activity could impact exposure changes at renewal and our ability to write business at acceptable rates. Additionally, such low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could adversely impact net written premiums in 2011. Since earned premiums lag net written premiums, earned premiums could be adversely impacted in 2011 and into 2012.

        Underwriting Gain/Loss.    In Business Insurance, the anticipated impact of competitive market conditions and general economic conditions on the Company's earned premiums, as discussed above, coupled with an expected modest increase in loss costs, will likely result in modestly reduced underwriting profitability during 2011, as compared with 2010. In Financial, Professional & International Insurance, the anticipated impact of a decline in earned premiums resulting from lower levels of written premiums in 2010, combined with higher employee- and technology-related costs to enhance operations and support future business growth, will likely result in modestly reduced underwriting profitability during 2011 as compared with 2010. In Personal Insurance, the anticipated impact of continued positive renewal premium changes on the Company's earned premiums, as discussed above, combined with an expected modest increase in loss costs, will likely result in modestly increased underwriting profitability during 2011, as compared with 2010. In Personal Insurance, the Company's direct to consumer initiative, discussed above, while intended to enhance the Company's long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

        In recent periods, the Company has experienced net favorable prior year reserve development, driven by better than expected loss experience in all of the Company's segments, primarily in accident years 2001 through 2007. Better than expected loss experience and other favorable circumstances may continue at higher, lower or the same levels as compared to recent periods, may not continue or may reverse, causing the Company to recognize higher, lower or the same levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods. In addition, the ongoing review of prior year claim and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods.

        Catastrophe losses are inherently unpredictable from year to year, and the Company's results of operations would be adversely impacted by significant catastrophe losses in 2011.

        Investment Portfolio.    The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively low average effective duration.

        Net investment income is a material contributor to the Company's results of operations. While interest rates have recently risen above the historic lows experienced in the second half of 2010, the Company expects investment returns for its fixed maturity investment portfolio to be slightly lower in 2011 than in recent periods due to lower reinvestment yields available for maturing long-term fixed maturity investments. Short-term interest rates are expected to remain at or near historically low levels. The Company expects investment income in its non-fixed maturity investment portfolio in 2011 to be generally consistent with 2010. However, if general economic conditions and/or investment market conditions deteriorate in 2011, the Company could also experience a reduction in net investment income and/or significant realized investment losses, including impairments. The Company expects its fixed income assets, including its municipal portfolio, to provide adequate risk-adjusted returns and support its insurance operations over the long-term. For further discussion of the Company's municipal bond portfolio, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio" in this report.

        Capital Position.    The Company believes it has a strong capital position and expects to continue its common share repurchase program in 2011 as part of its continuing efforts to maximize shareholder value. The Company expects the total dollar amount of share repurchases in 2011 will exceed its operating income for the year, as it did in 2010, but the total dollar amount of share repurchases is expected to be lower than in 2010. The actual amount of share repurchases will depend on a variety of factors, including the Company's earnings, corporate and regulatory requirements, share price, catastrophe losses, strategic initiatives and other market conditions. There is no assurance that the Company will be able to continue to repurchase shares in excess of its operating income in future years.

        The Company had a net after-tax unrealized investment gain of $1.74 billion in its fixed maturity investment portfolio at December 31, 2010. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders' equity, and a declining interest rate environment would have the opposite effects.

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

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is a measure of a company's ability to generate sufficient cash flows to meet the short- and long-term cash requirements of its business operations. The liquidity requirements of the Company's business have been met primarily by funds generated from operations, asset maturities and income received on investments. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses, and in recent years, for common share repurchases. The timing and amount of catastrophe claims are inherently unpredictable. Such claims increase liquidity requirements. The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and reinsurance coverage disputes. Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. It is the opinion of the Company's management that the Company's future liquidity needs will be adequately met from all of the above sources.

        At December 31, 2010, total cash and short-term invested assets aggregating $3.61 billion and having a weighted average maturity of 58 days were held at the holding company. The assets held at the holding company are sufficient to meet the holding company's current liquidity requirements and are more than three times the Company's target level. These liquidity requirements primarily include shareholder dividends and debt service. The Company has a shelf registration with the Securities and Exchange Commission which permits it to issue securities from time to time. The Company also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in 2013. This line of credit also supports the Company's $800 million commercial paper program, of which $100 million was outstanding at December 31, 2010. The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

        The Company currently utilizes uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $537 million to provide much of the capital needed to support its obligations at Lloyd's. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd's, which could include utilizing holding company funds on hand.

Operating Activities

        Net cash flows provided by operating activities totaled $3.05 billion, $4.23 billion and $3.14 billion in 2010, 2009 and 2008, respectively. Cash flows in 2010 reflected a higher level of claims and claim adjustment expense payments due to the impact of loss cost trends and a higher level of catastrophe loss payments, as well as a lower level of reinsurance recoveries, partially offset by declines in the amount of contributions to the Company's pension plan and lower claims and claim adjustment expense payments related to operations in runoff as compared with 2009. Cash flows in 2009 reflected a decline in catastrophe loss payments, a higher level of reinsurance recoveries, a reduction in the amount of contributions to the Company's pension plan and lower claims and claim adjustment expense payments related to operations in runoff as compared with 2008. Those runoff payments in 2008 included the Company's one-time net payment of $365 million associated with the final settlement of asbestos claims related to ACandS, Inc. In the years ended December 31, 2010, 2009 and 2008, the Company contributed $35 million, $260 million and $450 million, respectively, to its pension plan.

Investing Activities

        Net cash flows provided by investing activities totaled $2.11 billion in 2010, compared with net cash flows used in investing activities of $899 million and $162 million in 2009 and 2008, respectively. The Company's consolidated total investments at December 31, 2010 decreased by $2.24 billion from year-end 2009, driven by the net sales and maturities of fixed maturity investments. The proceeds from those sales and maturities, along with operating cash flows of $3.05 billion in 2010, were the primary sources of funding for the Company's $5.04 billion of common share repurchases in 2010. Net pretax unrealized appreciation of investments at December 31, 2010 was virtually unchanged from the same date in 2009. The Company's consolidated total investments at December 31, 2009 increased by $4.23 billion from year-end 2008, primarily reflecting a $3.08 billion pretax increase in the unrealized appreciation of investments since year-end 2008 and investment purchases resulting from strong cash flows from operations, partially offset by $3.29 billion of common share repurchases made during 2009. The improvement in the Company's net unrealized investment gain position at December 31, 2009 over the prior year is primarily attributable to the Company's fixed maturity investments. The improved valuations on these holdings reflect the changing market conditions in 2009 which included a significant narrowing of credit spreads.

        In the first half of 2011, the Company expects to fund its investment in J. Malucelli with cash from internal sources. See "Part I—Item 1—Financial, Professional & International Insurance" in this report for further information regarding this investment.

        The primary goals of the Company's asset—liability management process are to satisfy the insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows. Generally, the expected principal and interest payments produced by the Company's fixed maturity portfolio adequately fund the estimated runoff of the Company's insurance reserves. Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed maturity portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, contributes to the Company's ability to fund claim payments without having to sell illiquid assets or access credit facilities.

Financing Activities

        Net cash flows used in financing activities totaled $5.22 billion, $3.44 billion and $2.87 billion in 2010, 2009 and 2008, respectively. The totals in each year reflected common share repurchases, dividends to shareholders and the repayment of debt, partially offset by the proceeds from employee stock option exercises and the issuance of debt.

Debt Transactions.

        2010.    On November 1, 2010, the Company issued $500 million aggregate principal amount 3.90% senior notes that will mature on November 1, 2020, and $750 million aggregate principal amount 5.35% senior notes that will mature on November 1, 2040. The net proceeds of these issuances, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $496 million and $738 million, respectively. Interest on the senior notes is payable semi-annually in arrears on November 1 and May 1 of each year. The senior notes are redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined) plus 15 basis points for the 2020 senior notes and 20 basis points for the 2040 notes.

        Prior to November 2010, the Company was subject to a replacement capital covenant that it had granted to the holders of its 6.75% senior notes due June 20, 2036 (the senior notes). The replacement capital covenant restricted the Company's ability to repurchase its $1.00 billion in outstanding 6.25% fixed-to-floating rate junior subordinated debentures due March 15, 2067 (the debentures). In November 2010, the Company paid approximately $4 million to holders of the senior notes to terminate the replacement capital covenant. Following the termination, the Company purchased approximately $885 million aggregate principal amount of the debentures. A $60 million pretax loss was recognized in 2010 related to these transactions.

        On September 16, 2010, the Company repaid the remaining $4 million principal balance on its 7.81% private placement senior notes. On August 23, 2010, the Company's $21 million, 7.415% medium-term notes matured and were fully paid. On April 15, 2010, the Company's $250 million, 8.125% senior notes matured and were fully paid. All of these debt payments were made from internally-generated funds.

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

        The amounts of debt obligations, other than commercial paper, that becomes due in 2011, 2012 and 2013 are $9 million, $250 million and $500 million, respectively.

        Dividends.    Dividends paid to shareholders totaled $673 million, $693 million and $715 million in 2010, 2009 and 2008, respectively. On February 2, 2011, the Company's board of directors declared a quarterly dividend of $0.36 per share, payable March 31, 2011 to shareholders of record on March 10, 2011. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Company's board of directors and will depend upon many factors, including the Company's financial position, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

        Share Repurchases.    The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, catastrophe losses, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors. The following table summarizes repurchase activity in 2010 and remaining repurchase capacity at December 31, 2010.

Quarterly Period Ending	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2010	26,985,323	$1,400,047,070	$51.88	$5,109,655,637
June 30, 2010	27,961,897	1,400,173,784	50.07	3,709,481,853
September 30, 2010	11,828,725	600,056,933	50.73	3,109,424,920
December 31, 2010	28,948,317	1,600,031,383	55.27	1,509,393,537

Total	95,724,262	$5,000,309,170	$52.24	$1,509,393,537

        In January 2011, the board of directors approved a share repurchase authorization that added an additional $5 billion of repurchase capacity to the $1.51 billion of capacity remaining at December 31, 2010.

        From the inception of the first authorization in May 2006 through December 31, 2010, the Company repurchased a cumulative total of 288.9 million shares for a total cost of $14.49 billion, or $50.15 per share.

        In 2010, 2009 and 2008, the Company acquired 1.3 million, 1.5 million and 0.8 million shares, respectively, of common stock from employees as treasury stock primarily to cover payroll withholding taxes related to the vesting of restricted stock awards and exercises of stock options.

Capital Resources

        Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company's capital structure at December 31, 2010 and 2009.

(at December 31, in millions)	2010	2009
Debt:
Short-term	$109	$373
Long-term	6,519	6,165
Net unamortized fair value adjustments and debt issuance costs	(17)	(11)

Total debt	6,611	6,527

Preferred shareholders' equity	68	79
Common shareholders' equity:
Common stock and retained earnings, less treasury stock	24,152	26,117
Accumulated other changes in equity from nonowner sources	1,255	1,219

Total shareholders' equity	25,475	27,415

Total capitalization	$32,086	$33,942

        The $1.86 billion decrease in total capitalization from December 31, 2009 primarily reflected the impact of common share repurchases and dividends to shareholders, partially offset by net income in 2010.

        The following table provides a reconciliation of total capitalization excluding net unrealized gains on investments to total capitalization presented in the foregoing table.

(at December 31, dollars in millions)	2010	2009
Total capitalization excluding net unrealized gains on investments	$30,228	$32,081
Net unrealized gain on investments, net of taxes	1,858	1,861

Total capitalization	$32,086	$33,942

Debt-to-total capital ratio	20.6%	19.2%

Debt-to-total capital ratio excluding net unrealized gains on investments	21.9%	20.3%

        The debt-to-total capital ratio excluding net unrealized gains on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes. Net unrealized gains and losses on investments can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends. Accordingly, in the opinion of the Company's management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company's financial leverage position. The Company's debt-to-total capital ratio of 21.9% at December 31, 2010 calculated on this basis was within the Company's target range.

        Line of Credit Agreement.    On June 10, 2010, the Company entered into a three-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its five-year, $1.0 billion credit agreement that expired on that date. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth (generally defined as shareholders' equity plus certain trust preferred and mandatorily convertible securities, reduced for goodwill and other intangible assets) of $14.35 billion. The Company must also maintain a ratio of total debt to the sum of total debt plus consolidated net worth of not greater than 0.40 to 1.00. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company's voting stock and certain changes in the composition of the Company's board of directors. At December 31, 2010, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from LIBOR plus 100 basis points to LIBOR plus 175 basis points depending on the Company's credit ratings. At December 31, 2010, that cost would have been LIBOR plus 125 basis points had there been any amounts outstanding under the credit agreement. This line of credit also supports the Company's commercial paper program.

        Shelf Registration.    In December 2008, the Company filed with the Securities and Exchange Commission a universal shelf registration statement for the potential offering and sale of securities. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering. During 2010 and 2009, the Company issued securities with a principal amount of $1.25 billion and $500 million, respectively, under the shelf registration statement.

        Share Repurchase Authorization.    At December 31, 2010, the Company had $1.51 billion of capacity remaining under its share repurchase authorization approved by the board of directors. In January 2011, the board of directors approved a share repurchase authorization that added an additional $5 billion of repurchase capacity to the $1.51 billion of capacity that remained at December 31, 2010.

Contractual Obligations

        The following table summarizes, as of December 31, 2010, the Company's future payments under contractual obligations and estimated claims and claim-related payments. The table excludes short-term obligations and includes only liabilities at December 31, 2010 that are expected to be settled in cash.

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

        The contractual obligations related to debt, operating leases, purchase obligations, long-term unfunded investment commitments, estimated claims and claim-related payments (gross of the estimated reinsurance recoveries) and liabilities related to unrecognized tax benefits, at December 31, 2010 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt
Senior notes	$6,150	$—	$750	$400	$5,000
Junior subordinated debentures	369	—	—	—	369
Private placement notes	9	9	—	—	—

Total debt principal	6,528	9	750	400	5,369
Interest	5,944	382	730	686	4,146

Total long-term debt obligations(1)	12,472	391	1,480	1,086	9,515

Operating leases(2)	613	159	236	143	75

Purchase obligations
Information systems administration and maintenance commitments(3)	88	58	30	—	—
Reinsurance brokerage commitment(4)	22	20	2	—	—
Other purchase commitments(5)	89	25	27	4	33

Total purchase obligations	199	103	59	4	33

Long-term unfunded investment commitments(6)	1,262	278	363	423	198

Estimated claims and claim-related payments
Claims and claim adjustment expenses(7)	49,008	10,849	13,033	7,732	17,394
Claims from large deductible policies(8)	—	—	—	—	—
Loss-based assessments(9)	199	35	46	20	98
Reinsurance contracts accounted for as deposits(10)	1	1	—	—	—
Payout from ceded funds withheld(11)	306	29	131	33	113

Total estimated claims and claim-related payments	49,514	10,914	13,210	7,785	17,605

Liabilities related to unrecognized tax benefits(12)	1,122	1,122	—	—	—

Total	$65,182	$12,967	$15,348	$9,441	$27,426

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

(7)
The amounts in "Claims and claim adjustment expenses" in the table above represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses, gross of reinsurance recoverables, excluding structured settlements expected to be paid by annuity companies.

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

  The estimated future cash inflows from the Company's reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Reinsurance recoverables	$7,779	$1,486	$1,936	$1,285	$3,072

  The Company manages its business and evaluates its liabilities for claims and claim adjustment expense on a net of reinsurance basis. The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Claims and claim adjustment expenses, net	$41,229	$9,363	$11,097	$6,447	$14,322

  For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2010.

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

  The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables for workers' compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/receivables	$5,343	$1,297	$1,465	$801	$1,780
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

(12)
The Company's current liabilities related to unrecognized tax benefits from uncertain tax positions are $1.12 billion. Offsetting these liabilities are deferred tax assets of $1.01 billion associated with the temporary differences that would exist if these positions become realized.

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

        This table does not include the Company's obligations related to its agreement to commence a joint venture with J. Malucelli Participações em Seguros e Resseguros S.A, a Brazilian company ("J. Malucelli"), a transaction that is described in more detail in note 15 of notes to the Company's consolidated financial statements. The purchase price for this acquisition will be R$625 million Brazilian Reais (the U.S. dollar equivalent of which will depend on the exchange rate at closing) plus an amount based on a Brazilian inter-bank lending rate (CDI) from January 1, 2011 through the closing date of the transaction. At December 31, 2010, R$625 million Brazilian Reais was equivalent to approximately $377 million in U.S. dollars. The purchase price is expected to be paid in cash from internal sources in the first half of 2011. In order to reduce its exposure to a significant strengthening of the Brazilian Reais prior to the closing of the transaction, the Company entered into a foreign currency option contract on February 7, 2011 in the notional amount of R$635 million which expires on March 31, 2011. The joint venture transaction is subject to customary closing conditions and is expected to be finalized in the first half of 2011.

Dividend Availability

        The Company's principal insurance subsidiaries are domiciled in the state of Connecticut. The insurance holding company laws of Connecticut applicable to the Company's subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer's capital and surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices.

        The insurance holding company laws of other states in which the Company's subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $3.61 billion is available by the end of 2011 for such dividends without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2011 and/or increase the amount of dividends from its insurance subsidiaries in 2011, which could result in certain dividends being subject to approval by the Connecticut Insurance Department. The holding company received $6.59 billion of dividends from its domestic insurance subsidiaries in 2010, including $5.26 billion of dividends that were subject to regulatory approval, primarily due to the Company's request for the accelerated timing of payment.

Risk-Based Capital

        The NAIC adopted RBC requirements for property casualty companies to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital higher than RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2010, all of the Company's insurance subsidiaries had adjusted capital in excess of amounts requiring any company or regulatory action.

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

Claims and Claim Adjustment Expense Reserves

        Claims and claim adjustment expense reserves (loss reserves) represent management's estimate of ultimate unpaid costs of losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported. Loss reserves do not represent an exact calculation of liability, but instead represent management estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. These loss reserve estimates are expectations of what the ultimate settlement and administration of claims will cost upon final resolution in the future, based on the Company's assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity and frequency, expected interpretations of legal theories of liability and other factors. In establishing loss reserves, the Company also takes into account estimated recoveries from reinsurance, salvage and subrogation. The loss reserves are reviewed regularly by qualified actuaries employed by the Company.

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

        There are also additional risks which impact the estimation of ultimate costs for catastrophes. For example, the estimation of reserves related to hurricanes and other catastrophic events can be affected by the inability of the Company and its insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; estimating the impact of demand surge, infrastructure disruption, fraud, the effect of mold damage and business interruption costs; and reinsurance collectibility. The timing of a catastrophe, such as at or near the end of a reporting period, can also affect the information available to the Company in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge.

        A portion of the Company's gross claims and claim adjustment expense reserves (totaling $3.30 billion at December 31, 2010) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs' expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company's management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company's future operating results. See the preceding discussion of "Asbestos Claims and Litigation" and "Environmental Claims and Litigation."

        Gross claims and claim adjustment expense reserves by product line were as follows:

	2010			2009
(at December 31, in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,809	$10,449	$16,258	$6,211	$11,354	$17,565
Property	945	627	1,572	1,091	780	1,871
Commercial multi-peril	1,897	1,766	3,663	1,878	1,762	3,640
Commercial automobile	2,256	1,060	3,316	2,211	1,238	3,449
Workers' compensation	9,447	7,082	16,529	9,354	7,121	16,475
Fidelity and surety	542	1,124	1,666	649	1,083	1,732
Personal automobile	1,434	935	2,369	1,457	993	2,450
Homeowners and personal—other	653	769	1,422	633	717	1,350
International and other	2,353	1,914	4,267	2,344	2,178	4,522

Property-casualty	25,336	25,726	51,062	25,828	27,226	53,054
Accident and health	61	8	69	64	9	73

Claims and claim adjustment expense reserves	$25,397	$25,734	$51,131	$25,892	$27,235	$53,127

        The $2.00 billion decline in gross claims and claim adjustment expense reserves since December 31, 2009 primarily reflected the impact of net favorable prior year reserve development and payments related to asbestos and environmental claims as well as operations in runoff.

        Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the foregoing summary table. Asbestos and environmental reserves are discussed separately; see "Asbestos Claims and Litigation", "Environmental Claims and Litigation" and "Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves."

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

        Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -5% to 14% (averaging 2%) for the Company and from -5% to 7% (averaging 1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. Because the high end of the Company's range of historical adverse development comes from certain businesses that the Company has since exited, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. General liability reserves (excluding asbestos and environmental) represent approximately 26% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line, excluding estimated asbestos and environmental amounts, was -5% for 2010, -5% for 2009 and -5% for 2008. The 2010 change was primarily concentrated in excess coverages for accident years 2006 and prior and reflected what the Company believes are favorable legal and judicial environments. The 2009 and 2008 changes were driven by several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -34% to 26% (averaging -10%) for the Company, and from -14% to 7% (averaging -5%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. Because the high end of the Company's range of historical adverse development comes from certain businesses that the Company has since exited, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Property reserves represent approximately 3% of the Company's total loss reserves.

        Since property is considered a short tail coverage, the one year change for property can be more volatile than that for the longer tail product lines. This is due to the fact that the majority of the reserve for property relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to property because of weather related events which, notwithstanding 2010 experience, tend to be concentrated in the second half of the year, and generally are not completely resolved until the following year. Reserve estimates associated with major catastrophes may take even longer to resolve. The reserve estimates for this product line are also potentially subject to material changes due to uncertainty in measuring ultimate losses for unprecedented significant catastrophes such as the events of September 11, 2001 and Hurricane Katrina.

        The Company's change in reserve estimate for this product line was -25% for 2010, -9% for 2009 and -22% for 2008. The 2010 change primarily occurred in the 2008 and 2009 accident years as a result of better than expected loss development in Industry-Focused Underwriting and Target Risk Underwriting. The 2009 change was primarily driven by better than expected loss development in the 2007 and 2008 accident years for certain large national property and inland marine exposures. In addition, the 2005 accident year experience improved due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The 2008 change was primarily driven by favorable loss development in the 2007 accident year for certain large property, national programs and ocean marine claim exposures, and improvements in the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina.

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

        The Company's change in reserve estimate for this product line was 0% for 2010, -8% for 2009 and -16% for 2008. The 2009 and 2008 changes were attributable to several factors, including improved legal and judicial environments, and enhanced risk control, underwriting and claim process initiatives. Also contributing to the change was improvement in the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -10% to 9% (averaging -3%) for the Company, and from -3% to 9% (averaging 1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 7% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line was -1% for 2010, -6% for 2009 and -7% for 2008. The 2009 and 2008 changes were a result of better than expected loss development, primarily for recent accident years, which was attributable to several factors, including improved legal and judicial environments, and enhanced risk control, underwriting and claim process initiatives.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -1% to 2% (averaging 0%) for the Company, and from -1% to 4% (averaging 1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers' compensation reserves represent approximately 32% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line was -1% in 2010, -1% in 2009 and 1% for 2008.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -10% to 138% (averaging 19%) for the Company, and from -13% to 24% (averaging 6%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. Because the high end of the Company's range was due to acquired business in 2004, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Fidelity and surety reserves represent approximately 3% of the Company's total loss reserves.

        In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

        The Company's change in reserve estimate for this product line was -6% for 2010, -7% for 2009 and -10% for 2008. The 2010 change was driven by better than expected loss development due to lower than expected claim activity and loss severity, primarily for the contract surety business in this product line for the 2008 and prior accident years. The 2009 and 2008 changes were a result of better than expected loss development for the contract surety business within this product line, primarily driven by favorable settlements on large claims from older accident years.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -9% to 0% (averaging -3%) for the Company, and from -4% to 0% (averaging -2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 5% of the Company's total loss reserves.

        The Company's change in reserve estimate for this product line was 0% for 2010, 0% for 2009 and -1% for 2008. The decrease in 2008 was primarily due to better than expected results from changes in claim handling practices as well as initiatives to fight fraud.

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

        Historically, the one-year change in the reserve estimate for this product line (excluding the umbrella line of business, which for statutory reporting purposes is included with the general liability line of business) over the last nine years has varied from -31% to 3% (averaging -12%) for the Company, and from -8% to 11% (averaging -2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Homeowners and personal lines other reserves represent approximately 3% of the Company's total loss reserves.

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

        The Company's change in reserve estimate for this product line (excluding the umbrella line of business) was 2% for 2010, -14% for 2009 and -13% for 2008. The Company's change in reserve estimate for this product line including the umbrella line of business was -4% for 2010, -12% for 2009 and -12% for 2008. The 2010 change reflected favorable loss development in the 2008 and prior accident years, primarily for the umbrella line of business, partially offset by unfavorable loss development in the 2009 accident year for the homeowners line of business that was driven by higher than anticipated late-reported claims related to storms in 2009. The 2009 change primarily reflected favorable loss development related to Hurricanes Ike and Katrina, as well as the 2007 California wildfires. The 2008 change was primarily driven by favorable loss development related to Hurricane Katrina, by claim initiatives, by better than expected outcomes on 2007 catastrophe-related claims and by improvements in older accident years for the umbrella line.

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
Changes in underwriting standards
Product mix (e.g., size of account, industries insured, jurisdiction mix)

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for International and other (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.3% increase (decrease) in loss reserves. International and other reserves (excluding asbestos and environmental) represent approximately 8% of the Company's total loss reserves.

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

        On August 20, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for the Company, and on October 25, 2010, entered judgment awarding the Company $251 million plus pre-judgment interest in the amount of $169 million. The judgment, including the award of interest, has been appealed. See note 15 of notes to the Company's consolidated financial statements for further discussion of this reinsurance dispute.

        The following table summarizes the composition of the Company's reinsurance recoverable assets:

(at December 31, in millions)	2010	2009
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$6,934	$8,138
Allowance for uncollectible reinsurance	(363)	(523)

Net reinsurance recoverables	6,571	7,615
Structured settlements	3,380	3,456
Mandatory pools and associations	1,568	1,745

Total reinsurance recoverables	$11,519	$12,816

        The $1.04 billion decline in net reinsurance recoverables since December 31, 2009 reflected cash collections and the impact of net favorable prior year reserve development, partially offset by a reduction in the allowance for uncollectible reinsurance that included the impact of a $70 million benefit resulting from the summary judgment in the reinsurance dispute referenced above. As a result, at December 31, 2010, reinsurance recoverables included the full $251 million owed to the Company under the terms of the related reinsurance agreement.

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

        The Company holds privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are the BofA Merrill Lynch U.S. Corporate Index and the BofA Merrill Lynch High Yield BB Rated Index. The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable. As many of these securities are issued by public companies, the Company compares the estimates of fair value to the fair values of these companies' publicly traded debt to test the validity of the internal pricing matrix.

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

        See note 4 of notes to the Company's consolidated financial statements for a discussion of the determination of fair value of non-fixed maturities and valuation of investments not reported at fair value in the financial statements.

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

        For non-fixed maturity investments and for fixed maturity investments the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery in value, the full amount of the impairment is included in net realized investment gains (losses).

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

        See note 1 of notes to the Company's consolidated financial statements for a further discussion of investment impairments.

Goodwill and Other Intangible Assets Impairments

        See note 1 of notes to the Company's consolidated financial statements for a discussion of impairments of goodwill and other intangible assets.

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

        The Company is currently required to prepare its financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as promulgated by the Financial Accounting Standards Board (FASB). During 2008, the Securities and Exchange Commission (SEC) issued a proposed Roadmap for comment for the potential use in filings with the SEC of financial statements for U.S. issuers prepared in accordance with International Financial Reporting Standards (IFRS), as promulgated by the International Accounting Standards Board (IASB), instead of in accordance with GAAP. The Roadmap contains milestones that, if achieved, may lead the SEC to decide in 2011 to require the use of IFRS for large accelerated filers, including the Company. In March 2010, the SEC reaffirmed its support for a single set of high quality, global standards and acknowledged that IFRS may be best positioned to accomplish this goal. Additionally, the SEC established a Work Plan for its staff to evaluate whether, when and how IFRS should be incorporated into the U.S. financial reporting system. Under the Work Plan, the SEC staff will evaluate several key issues related to a possible convergence to IFRS. The SEC is expected to re-deliberate the proposed Roadmap during 2011 taking into consideration the comments received from constituents as well as the result of the staff's Work Plan. The IASB and the FASB are in the process of developing a global insurance standard that involves methodologies for valuing insurance contract liabilities that may be significantly different from the methodologies required by current GAAP. The FASB and the IASB have also embarked on a long-term project to converge GAAP and IFRS. The Company is not able to predict whether it will choose to, or be required to, adopt IFRS or how the adoption of IFRS (or the convergence of GAAP and IFRS, including the project for valuing insurance contract liabilities) may impact the Company's financial statements in the future.

FORWARD-LOOKING STATEMENTS

        This report contains, and management may make, certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as "may," "will," "should," "likely," "anticipates," "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify these forward-looking statements. Specifically, statements about the Company's share repurchase plans and statements about the potential impact of investment markets and other economic conditions on the Company's investment portfolio and underwriting results, among others, are forward looking, and the Company may also make forward-looking statements about, among other things:

  •
  its results of operations and financial condition (including, among other things, premium volume, premium rates, net and operating income, investment income and performance, return on equity, and expected current returns and combined ratios);

  •
  the sufficiency of the Company's asbestos and other reserves (including, among other things, asbestos claim payment patterns);

  •
  the impact of emerging claims issues;

  •
  the cost and availability of reinsurance coverage;

  •
  catastrophe losses;

  •
  the impact of investment, economic and underwriting market conditions;

  •
  strategic initiatives; and

  •
  the Company's proposed joint venture with J. Malucelli Participações em Seguros e Resseguros S.A.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of December 31, 2010. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

        The carrying value of the Company's investment portfolio at December 31, 2010 and 2009 was $72.72 billion and $74.97 billion, respectively, of which 86% and 88% was invested in fixed maturity securities, respectively. At December 31, 2010 and 2009, approximately 6.0% and 5.8%, respectively, of the Company's invested assets were denominated in foreign currencies. The Company's exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.

        The primary market risks to the investment portfolio are interest rate risk and credit risk associated with investments in fixed maturity securities. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions and treasury futures transactions.

        At December 31, 2010 and 2009, the Company's fixed maturity investment portfolio included collateralized mortgage obligations backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $297 million and $270 million, respectively (comprising approximately 0.5% and 0.4% of the Company's total fixed maturity investments, respectively). The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional asset-backed securities collateralized by sub-prime mortgages at discounted prices. The Company purchased $31 million and $74 million of such securities in 2010 and 2009, respectively. The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities' requirements for credit score but do not meet the government-sponsored entities' guidelines for documentation, property type, debt and loan-to-value ratios. The average credit rating on these securities and obligations held by the Company was "Baa2" and "A3" at December 31, 2010 and 2009, respectively.

        The Company's fixed maturity investment portfolio at December 31, 2010 included securities issued by numerous states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio), a number of which were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. The downgrade of credit ratings of insurers of these securities in recent years has resulted in a corresponding downgrade in the ratings of the securities to the underlying rating of the respective security. Of the insured municipal securities in the Company's investment portfolio at December 31, 2010, approximately 99% were rated at A3 or above, and approximately 90% were rated at Aa3 or above, without the benefit of insurance. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company's results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company's ability and intent to hold the securities. The average credit rating of the underlying issuers of these securities was "Aa2" at December 31, 2010. The average credit rating of the entire municipal bond portfolio was "Aa1" at December 31, 2010 with and without the third-party insurance.

        On April 2, 2009, municipal securities issued by local governments within the United States were assigned a negative outlook by Moody's Investors Service. Notwithstanding the relatively low historical rates of default on many of these obligations and notwithstanding that the Company typically seeks to invest in high-credit-quality securities (including those with structural protections such as being secured by dedicated or pledged sources of revenue), during or following an economic downturn, the Company's municipal bond portfolio could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue. The severity and duration of state and local government budget deficits could have an adverse impact on the collectability and valuation of the Company's municipal bond portfolio. In addition, some issuers may be unwilling to increase tax rates, or to reduce spending, to fund interest or principal payments on their municipal bonds, or may be unable to access the municipal bond market to fund such payments. The risk of widespread defaults may increase if some issuers voluntarily choose to default, instead of implementing difficult fiscal measures, and the actual or perceived consequences (such as reduced access to capital markets) are less severe than expected. The risk may also increase if there are changes in legislation that permit states, or additional municipalities and political subdivisions, to file for bankruptcy protection or if there are judicial interpretations that, in a bankruptcy or other proceeding, lessen the value of structural protections.

        The Company's tax-exempt fixed maturity investment portfolio totaled $39.03 billion and $40.84 billion at December 31, 2010 and 2009, respectively. Federal and/or state tax legislation could be enacted that would lessen or improve some or all of the tax advantages currently benefiting the Company and result in an adverse or favorable impact on the value of these holdings.

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

        The Company's foreign exchange market risk exposure is concentrated in the Company's invested assets and insurance reserves denominated in foreign currencies. Cash flows from the Company's foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the British Pound Sterling comprised approximately 2.5% of the total invested assets at both December 31, 2010 and 2009. Invested assets denominated in the Canadian dollar comprised approximately 2.3% and 2.1% of the total invested assets at December 31, 2010 and 2009, respectively. Invested assets denominated in other currencies at December 31, 2010 and 2009 were not material.

        There were no other significant changes in the Company's primary market risk exposures or in how those exposures were managed for the year ended December 31, 2010 compared to the year ended December 31, 2009. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

        For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value weighted basis, including accrued interest, using holdings as of December 31, 2010 and 2009.

        For debt, the change in fair value is determined by calculating hypothetical December 31, 2010 and 2009 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

        The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $2.00 billion and $2.34 billion based on a 100 basis point increase in interest rates at December 31, 2010 and 2009, respectively.

        The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.

Foreign Currency Exchange Rate Risk

        The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company's analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $434 million and $431 million at December 31, 2010 and 2009, respectively.

        At December 31, 2010, The Company had a definitive agreement to commence a joint venture with J. Malucelli, through the acquisition of approximately 43% of J. Malucelli's common stock. The purchase price for this acquisition will be R$625 million Brazilian Reais (the U.S. dollar equivalent of which will depend on the exchange rate at closing) plus an amount based on a Brazilian inter-bank lending rate (CDI) from January 1, 2011 through the closing date of the transaction. In order to reduce its exposure to a significant strengthening of the Brazilian Reais prior to the closing of the transaction, the Company entered into a foreign currency option contract on February 7, 2011 in the notional amount of R$635 million which expires on March 31, 2011.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Companies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities as of April 1, 2009 due to the adoption of new FASB guidance.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Travelers Companies, Inc. and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP KPMG LLP

New York, New York
February 17, 2011

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

For the year ended December 31,	2010	2009	2008
Revenues
Premiums	$21,432	$21,418	$21,579
Net investment income	3,059	2,776	2,792
Fee income	287	306	390
Net realized investment gains (losses)	264	17	(415)
Other revenues	70	163	131

Total revenues	25,112	24,680	24,477

Claims and expenses
Claims and claim adjustment expenses	13,210	12,408	12,993
Amortization of deferred acquisition costs	3,802	3,813	3,880
General and administrative expenses	3,406	3,366	3,518
Interest expense	388	382	370

Total claims and expenses	20,806	19,969	20,761

Income before income taxes	4,306	4,711	3,716
Income tax expense	1,090	1,089	792

Net income	$3,216	$3,622	$2,924

Net income per share
Basic	$6.69	$6.38	$4.87

Diluted	$6.62	$6.33	$4.81

Weighted average number of common shares outstanding
Basic	476.5	563.2	595.9

Diluted	482.5	568.6	604.3

For the year ended December 31,	2010	2009	2008
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$7	$(323)	$(420)
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(33)	65	—

Other-than-temporary impairment losses	(26)	(258)	(420)
Other net realized investment gains	290	275	5

Net realized investment gains (losses)	$264	$17	$(415)

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

At December 31,	2010	2009
Assets
Fixed maturities, available for sale, at fair value (including $186 and $90 subject to securities lending) (amortized cost $60,170 and $63,311)	$62,820	$65,847
Equity securities, available for sale, at fair value (cost $372 and $373)	519	451
Real estate	838	865
Short-term securities	5,616	4,852
Other investments	2,929	2,950

Total investments	72,722	74,965

Cash	200	255
Investment income accrued	791	825
Premiums receivable	5,497	5,471
Reinsurance recoverables	11,519	12,816
Ceded unearned premiums	813	916
Deferred acquisition costs	1,782	1,758
Deferred tax asset	493	672
Contractholder receivables	5,343	5,797
Goodwill	3,365	3,365
Other intangible assets	502	588
Other assets	2,154	2,132

Total assets	$105,181	$109,560

Liabilities
Claims and claim adjustment expense reserves	$51,131	$53,127
Unearned premium reserves	10,921	10,861
Contractholder payables	5,343	5,797
Payables for reinsurance premiums	407	546
Debt	6,611	6,527
Other liabilities	5,293	5,287

Total liabilities	79,706	82,145

Shareholders' equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	68	79
Common stock (1,748.6 shares authorized; 434.6 and 520.3 shares issued and outstanding)	20,162	19,593
Retained earnings	18,847	16,315
Accumulated other changes in equity from nonowner sources	1,255	1,219
Treasury stock, at cost (296.6 and 199.6 shares)	(14,857)	(9,791)

Total shareholders' equity	25,475	27,415

Total liabilities and shareholders' equity	$105,181	$109,560

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in millions)

For the year ended December 31,	2010	2009	2008
Convertible preferred stock—savings plan
Balance, beginning of year	$79	$89	$112
Redemptions during year	(11)	(10)	(23)

Balance, end of year	68	79	89

Common stock
Balance, beginning of year	19,593	19,242	18,990
Employee share-based compensation	420	210	114
Compensation amortization under share-based plans and other changes	149	141	138

Balance, end of year	20,162	19,593	19,242

Retained earnings
Balance, beginning of year	16,315	13,314	11,110
Cumulative effect of adoption of updated accounting guidance at April 1, 2009	—	71	—
Net income	3,216	3,622	2,924
Dividends	(677)	(696)	(715)
Other	(7)	4	(5)

Balance, end of year	18,847	16,315	13,314

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	1,219	(900)	670
Cumulative effect of adoption of updated accounting guidance at April 1, 2009	—	(71)	—
Change in net unrealized gain (loss) on investment securities:
Having no credit losses recognized in the consolidated statement of income	(83)	1,945	(764)
Having credit losses recognized in the consolidated statement of income	80	131	—
Net change in benefit plan assets and obligations recognized in equity	27	(88)	(405)
Net change in unrealized foreign currency translation and other changes	12	202	(401)

Balance, end of year	1,255	1,219	(900)

Treasury stock (at cost)
Balance, beginning of year	(9,791)	(6,426)	(4,266)
Treasury shares acquired—share repurchase authorization	(5,000)	(3,300)	(2,122)
Net shares acquired related to employee share-based compensation plans	(66)	(65)	(38)

Balance, end of year	(14,857)	(9,791)	(6,426)

Total common shareholders' equity	25,407	27,336	25,230

Total shareholders' equity	$25,475	$27,415	$25,319

Common shares outstanding
Balance, beginning of year	520.3	585.1	627.8
Treasury shares acquired—share repurchase authorization	(95.7)	(69.4)	(45.0)
Net shares issued under employee share-based compensation plans	10.0	4.6	2.3

Balance, end of year	434.6	520.3	585.1

Summary of changes in equity from nonowner sources
Net income	$3,216	$3,622	$2,924
Other changes in equity from nonowner sources, net of tax	36	2,190	(1,570)

Total changes in equity from nonowner sources	$3,252	$5,812	$1,354

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

For the year ended December 31,	2010	2009	2008
Cash flows from operating activities
Net income	$3,216	$3,622	$2,924
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(264)	(17)	415
Depreciation and amortization	812	797	821
Deferred federal income tax expense (benefit)	178	213	(58)
Amortization of deferred acquisition costs	3,802	3,813	3,880
Equity in (income) loss from other investments	(283)	126	312
Premiums receivable	(29)	364	285
Reinsurance recoverables	1,300	1,416	1,209
Deferred acquisition costs	(3,826)	(3,797)	(3,845)
Claims and claim adjustment expense reserves	(1,968)	(1,596)	(2,033)
Unearned premium reserves	63	(96)	(270)
Other	53	(614)	(502)

Net cash provided by operating activities	3,054	4,231	3,138

Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,896	5,316	4,869
Proceeds from sales of investments:
Fixed maturities	3,713	2,805	6,932
Equity securities	201	65	53
Real estate	10	—	25
Other investments	717	511	655
Purchases of investments:
Fixed maturities	(6,785)	(9,647)	(11,127)
Equity securities	(61)	(24)	(95)
Real estate	(21)	(15)	(38)
Other investments	(514)	(349)	(667)
Net sales (purchases) of short-term securities	(699)	370	(406)
Securities transactions in course of settlement	(30)	395	(318)
Other	(318)	(326)	(45)

Net cash provided by (used in) investing activities	2,109	(899)	(162)

Cash flows from financing activities
Payment of debt	(1,160)	(143)	(552)
Issuance of debt	1,234	494	496
Dividends paid to shareholders	(673)	(693)	(715)
Issuance of common stock—employee share options	408	180	89
Treasury stock acquired—share repurchase authorization	(4,998)	(3,259)	(2,167)
Treasury stock acquired—net employee share-based compensation	(40)	(29)	(29)
Excess tax benefits from share-based payment arrangements	8	8	10

Net cash used in financing activities	(5,221)	(3,442)	(2,868)

Effect of exchange rate changes on cash	3	15	(29)

Net increase (decrease) in cash	(55)	(95)	79
Cash at beginning of year	255	350	271

Cash at end of year	$200	$255	$350

Supplemental disclosure of cash flow information
Income taxes paid	$784	$876	$841
Interest paid	$397	$385	$375

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 2009 and 2008 financial statements to conform to the 2010 presentation. All material intercompany transactions and balances have been eliminated.

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

        As a result of adopting the guidance, the amounts of net investment income, net realized investment losses from impairment charges and net income reported for the twelve months ended December 31, 2009 were different than the amounts that would have been reported under the previous accounting guidance. The guidance resulted in less net realized investment losses from impairments, and accordingly, an increase in net income of approximately $65 million after-tax ($100 million pretax) or $0.11 per share (basic and diluted) in 2009. That increase was partially offset by a slight decrease in net investment income and, accordingly, net income, of less than $0.01 per share (basic and diluted) due to a decrease in the accretion of the non-credit loss component of impaired securities to the Company's projection of expected value for the twelve months ended December 31, 2009.

Amendments to Accounting for Variable Interest Entities

        In June 2009, the FASB issued updated guidance on the accounting for variable interest entities that eliminates the concept of a qualifying special-purpose entity and the quantitative-based risks and rewards calculation for determining which company, if any, has a controlling financial interest in a variable interest entity. The updated guidance requires an analysis of whether a company has: (1) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (2) the obligation to absorb the losses that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. An entity is required to be re-evaluated as a variable interest entity when the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights to direct the activities that most significantly impact the entity's economic performance. Additional disclosures are required about a company's involvement in variable interest entities and an ongoing assessment of whether a company is the primary beneficiary.

        The updated guidance is effective for all variable interest entities owned on or formed after January 1, 2010. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

Accounting Standards Not Yet Adopted

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The updated guidance is effective for periods ending after December 15, 2011. The adoption of this guidance is not expected to have any impact on the Company's results of operations, financial position or liquidity.

Intangibles—Goodwill and Other

        In December 2010, the FASB issued updated guidance that modifies the goodwill impairment test. Under the updated guidance, goodwill is tested for impairment using a two-step process. The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any. The second step is to determine the implied fair value of the reporting unit's goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare that amount with the carrying amount of the goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        The updated guidance requires that if the carrying amount of a reporting unit becomes zero or negative, the second step of the impairment test must be performed when it is more likely than not that a goodwill impairment loss exists. In considering whether it is more likely than not that an impairment loss exists a company is required to evaluate qualitative factors, including the factors presented in existing guidance that trigger an interim impairment test of goodwill (e.g. a significant adverse change in business climate or an anticipated sale of a reporting unit). For public entities, the provisions of the guidance are effective for annual and interim periods beginning after December 15, 2010. The Company does not expect that the provisions of the guidance will have a material effect on its results of operations, financial position or liquidity.

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

        For non-fixed maturity investments and for fixed maturity investments the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery in value, the full amount of the impairment is included in net realized investment gains (losses).

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For structured fixed maturity securities (primarily residential and commercial mortgage-backed securities, collateralized mortgage obligations and pass-through securities), the Company estimates the present value of the security by projecting future cash flows of the assets underlying the securitization, allocating the flows to the various tranches based on the structure of the securitization, and determining the present value of the cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows). The Company incorporates levels of delinquencies, defaults and severities as well as credit attributes of the remaining assets in the securitization, along with other economic data, to arrive at its best estimate of the parameters applied to the assets underlying the securitization. In order to project cash flows, the following assumptions are applied to the assets underlying the securitization: (1) voluntary prepayment rates, (2) default rates and (3) loss severity. The key assumptions made for the Prime, Alt-A and Sub-Prime mortgage-backed securities at December 31, 2010 were as follows:

(at December 31, 2010)	Prime	Alt-A	Sub-Prime
Voluntary prepayment rates	6% - 44%	2% - 9%	1% - 8%
Percentage of remaining pool liquidated due to defaults	3% - 52%	13% - 69%	22% - 90%
Loss severity	30% - 60%	50% - 75%	65% - 90%

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

Real Estate Investments

        On at least an annual basis, the Company obtains independent appraisals for substantially all of its real estate investments. In addition, the carrying value of all real estate investments is reviewed for impairment on a quarterly basis or when events or changes in circumstances indicate that the carrying amount may not be recoverable. The review for impairment considers the valuation from the independent appraisal, when applicable, and incorporates an estimate of the undiscounted cash flows expected to result from the use and eventual disposition of the real estate property. An impairment loss is recognized if the expected future undiscounted cash flows are less than the carrying value of the real estate property. The impairment loss is the amount by which the carrying amount exceeds fair value.

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

        The Company's review did not result in an impairment of its goodwill, other indefinite-lived intangibles or finite-lived intangible assets and none of the Company's reporting units were at risk for failing the initial impairment test for the years ended December 31, 2010, 2009 and 2008.

Claims and Claim Adjustment Expense Reserves

        Claims and claim adjustment expense reserves represent estimates for unpaid reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for most long-term disability and annuity claim payments, primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, were discounted using a rate of 5% at both December 31, 2010 and 2009. These discounted reserves totaled $2.09 billion and $2.16 billion at December 31, 2010 and 2009, respectively.

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

Other Liabilities

        Included in other liabilities in the consolidated balance sheet is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2010 and 2009, the Company had a liability of $235 million and $293 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $6 million at both dates. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers' compensation claimants and the recoveries are expected to occur over the same period of time.

        Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers' compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1% of total Company net written premiums for each of the years ended December 31, 2010, 2009 and 2008. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. The liability accrued for policyholder dividends totaled $45 million and $46 million at December 31, 2010 and 2009, respectively.

Treasury Stock

        Treasury stock represents the cost of common stock repurchased by the Company, which stock represents authorized and unissued shares of the Company under the Minnesota Business Corporation Act.

Statutory Accounting Practices

        The Company's insurance subsidiaries, domiciled principally in the state of Connecticut, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The impact of any permitted accounting practices on statutory surplus of the Company is not material.

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

        The specific business segments are as follows:

Business Insurance

        The Business Insurance segment offers a broad array of property and casualty insurance and insurance-related services to its clients primarily in the United States. Business Insurance is organized into the following six groups, which collectively comprise Business Insurance Core operations:

  •
  Select Accounts provides small businesses with property and casualty products, including commercial multi-peril, property, general liability, commercial auto and workers' compensation insurance.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Commercial Accounts provides mid-sized businesses with property and casualty products, including property, general liability, commercial multi-peril, commercial auto and workers' compensation insurance.

  •
  National Accounts provides large companies with casualty products and services, including workers' compensation, general liability and automobile liability, generally utilizing loss-sensitive products. Within National Accounts, Discover Re provides those same casualty products, as well as property coverages, on an unbundled basis. In addition, National Accounts includes the commercial residual market business, which primarily offers workers' compensation products and services to the involuntary market.

  •
  Industry-Focused Underwriting.  The following units provide targeted industries with differentiated combinations of insurance coverage, risk management, claims handling and other services:

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

  •
  Public Sector Services provides insurance products and services to public entities including municipalities, counties, Indian Nation gaming organizations and selected special government districts such as water and sewer utilities. The policies written by this unit typically cover property, commercial auto, general liability and errors and omissions exposures.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial, Professional & International Insurance

        The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which primarily use credit-based underwriting processes, as well as property and casualty products that are primarily marketed on a domestic basis in the United Kingdom, the Republic of Ireland and Canada, and on an international basis through Lloyd's. The segment includes the following groups:

  •
  Bond & Financial Products provides a wide range of customers with bond and insurance products and risk management services. The range of coverages includes performance, payment and commercial surety and fidelity bonds for construction and general commercial enterprises; management liability coverages for losses caused by the actual or alleged negligence or misconduct of directors and officers or employee dishonesty; employment practices liability coverages and fiduciary coverages for public corporations, private companies and not-for-profit organizations; professional liability coverage for actual or alleged errors and omissions committed in the course of professional conduct or practice for a variety of professionals including, among others, lawyers, design professionals and real estate agents; and professional and management liability, property, auto and general liability and fidelity insurance for financial institutions.

  •
  International, through its operations in the United Kingdom, Canada and the Republic of Ireland, offers specialized insurance and risk management services to several customer groups, including, among others, those in the technology, public services, and financial and professional services industry sectors. In addition, in the Republic of Ireland, the Company writes personal automobile coverage. International, through its Lloyd's syndicate (Syndicate 5000), for which the Company provides 100% of the capital, underwrites through five principal business units—marine, global property, accident & special risks, power & utilities and aviation.

        On November 3, 2010, an indirect subsidiary of the Company entered into a definitive agreement to commence a joint venture with J. Malucelli Participações em Seguros e Resseguros S.A, a Brazilian company ("J. Malucelli"), through the acquisition of approximately 43% of J. Malucelli's common stock. J. Malucelli is currently the market leader in surety in Brazil based on market share. The transaction is subject to customary closing conditions and is expected to be finalized in the first half of 2011.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        The following tables summarize the components of the Company's revenues, operating income and total assets by reportable business segments:

(for the year ended December 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2010
Premiums	$10,766	$3,317	$7,349	$21,432
Net investment income	2,156	439	464	3,059
Fee income	285	2	—	287
Other revenues	28	27	75	130

Total operating revenues(1)	$13,235	$3,785	$7,888	$24,908

Amortization and depreciation	$2,253	$754	$1,601	$4,608
Income tax expense	777	245	134	1,156
Operating income(1)	2,301	620	440	3,361
2009
Premiums	$10,968	$3,333	$7,117	$21,418
Net investment income	1,902	452	422	2,776
Fee income	306	—	—	306
Other revenues	42	27	84	153

Total operating revenues(1)	$13,218	$3,812	$7,623	$24,653

Amortization and depreciation	$2,279	$763	$1,567	$4,609
Income tax expense	850	222	198	1,270
Operating income(1)	2,590	642	601	3,833
2008
Premiums	$11,180	$3,429	$6,970	$21,579
Net investment income	1,917	454	421	2,792
Fee income	390	—	—	390
Other revenues	30	24	75	129

Total operating revenues(1)	$13,517	$3,907	$7,466	$24,890

Amortization and depreciation	$2,357	$796	$1,544	$4,697
Income tax expense	673	254	146	1,073
Operating income (1)	2,338	649	465	3,452

(1)
Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2010	2009	2008
Business Insurance:
Select Accounts	$2,718	$2,756	$2,756
Commercial Accounts	2,576	2,493	2,524
National Accounts	806	902	996
Industry-Focused Underwriting	2,299	2,279	2,396
Target Risk Underwriting	1,573	1,568	1,593
Specialized Distribution	872	889	939

Total Business Insurance Core	10,844	10,887	11,204
Business Insurance Other	13	15	16

Total Business Insurance	10,857	10,902	11,220

Financial, Professional & International Insurance:
Bond & Financial Products	1,981	2,040	2,126
International	1,230	1,245	1,342

Total Financial, Professional & International Insurance	3,211	3,285	3,468

Personal Insurance:
Automobile	3,772	3,629	3,660
Homeowners and Other	3,795	3,520	3,335

Total Personal Insurance	7,567	7,149	6,995

Total consolidated net written premiums	$21,635	$21,336	$21,683

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

Business Segment Reconciliations

(for the year ended December 31, in millions)	2010	2009	2008
Revenue reconciliation
Earned premiums
Business Insurance:
Workers' compensation	$2,489	$2,457	$2,373
Commercial automobile	1,912	1,956	1,957
Property	1,669	1,761	1,895
General liability	1,739	1,899	1,959
Commercial multi-peril	2,958	2,894	2,988
Other	(1)	1	8

Total Business Insurance	10,766	10,968	11,180

Financial, Professional & International Insurance:
Fidelity and surety	1,023	1,015	1,063
General liability	884	929	904
International	1,276	1,255	1,328
Other	134	134	134

Total Financial, Professional & International Insurance	3,317	3,333	3,429

Personal Insurance:
Automobile	3,693	3,696	3,708
Homeowners and Other	3,656	3,421	3,262

Total Personal Insurance	7,349	7,117	6,970

Total earned premiums	21,432	21,418	21,579
Net investment income	3,059	2,776	2,792
Fee income	287	306	390
Other revenues	130	153	129

Total operating revenues for reportable segments	24,908	24,653	24,890
Other revenues	(60)	10	2
Net realized investment gains (losses)	264	17	(415)

Total consolidated revenues	$25,112	$24,680	$24,477

Income reconciliation, net of tax
Total operating income for reportable segments	$3,361	$3,833	$3,452
Interest Expense and Other(1)	(318)	(233)	(257)

Total operating income	3,043	3,600	3,195
Net realized investment gains (losses)	173	22	(271)

Total consolidated net income	$3,216	$3,622	$2,924

(1)
The primary component of Interest Expense and Other is after-tax interest expense of $252 million, $248 million and $239 million in 2010, 2009 and 2008, respectively. The operating

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

  loss in 2010 included $39 million of after-tax expenses related to the Company's purchase and retirement of a significant portion of its 6.25% fixed-to-floating rate junior subordinated debentures. The operating loss in 2009 included a benefit of $28 million from the favorable resolution of various prior year tax matters.

(at December 31, in millions)	2010	2009
Asset reconciliation:
Business Insurance	$78,119	$81,705
Financial, Professional & International Insurance	13,461	13,920
Personal Insurance	12,994	13,328

Total assets for reportable segments	104,574	108,953
Other assets(1)	607	607

Total consolidated assets	$105,181	$109,560

(1)
The major components of other assets at December 31, 2010 and 2009 were other intangible assets and deferred taxes.

Enterprise-Wide Disclosures

        Revenues from internal customers for the years ended December 31, 2010, 2009 and 2008 were not material. Foreign assets at December 31, 2010 and 2009 also were not material. The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

        The following table presents revenues of the Company's operations based on location:

(for the year ended December 31, in millions)	2010	2009	2008
U.S.	$23,677	$23,271	$22,809
Non-U.S.	1,435	1,409	1,668

Total revenues	$25,112	$24,680	$24,477

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS

Fixed Maturities

        The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2010, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,914	$94	$—	$2,008
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,787	505	1	7,291
All other	31,277	1,121	154	32,244

Total obligations of states, municipalities and political subdivisions	38,064	1,626	155	39,535
Debt securities issued by foreign governments	2,156	50	4	2,202
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,952	248	36	4,164
All other corporate bonds	14,051	876	51	14,876
Redeemable preferred stock	33	2	—	35

Total	$60,170	$2,896	$246	$62,820

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2009, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,490	$85	$1	$2,574
Obligations of states, municipalities and political subdivisions:
Pre-refunded	5,620	442	—	6,062
All other	33,839	1,473	41	35,271

Total obligations of states, municipalities and political subdivisions	39,459	1,915	41	41,333
Debt securities issued by foreign governments	1,912	48	3	1,957
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5,182	190	165	5,207
All other corporate bonds	14,221	623	116	14,728
Redeemable preferred stock	47	2	1	48

Total	$63,311	$2,863	$327	$65,847

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2010, in millions)	Amortized Cost	Fair Value
Due in one year or less	$5,257	$5,340
Due after 1 year through 5 years	19,478	20,675
Due after 5 years through 10 years	16,273	17,242
Due after 10 years	15,210	15,399

	56,218	58,656
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,952	4,164

Total	$60,170	$62,820

        Pre-refunded bonds of $7.29 billion and $6.06 billion at December 31, 2010 and 2009, respectively, were bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

        The Company's fixed maturity investment portfolio at December 31, 2010 and 2009 included $4.16 billion and $5.21 billion, respectively, of residential mortgage-backed securities, which include pass-through-securities and collateralized mortgage obligations (CMO). Included in the totals at December 31, 2010 and 2009 were $2.09 billion and $2.63 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $2.07 billion and $2.58 billion, respectively. Approximately 38% and 37% of the Company's CMO holdings were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2010 and 2009, respectively. The average credit rating of all of the above securities was 'Aa1' at both December 31, 2010 and 2009.

        At December 31, 2010 and 2009, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $549 million and $714 million, respectively, which are included in "All other corporate bonds" in the tables above. At December 31, 2010 and 2009, approximately $155 million and $236 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise, and $20 million at both dates were comprised of Canadian non-guaranteed securities. The average credit rating of the $394 million of non-guaranteed securities at December 31, 2010 was "Aaa," and 90% of those securities were issued in 2004 and prior years. The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas.

        At December 31, 2010 and 2009, the Company had $186 million and $90 million, respectively, of securities on loan as part of a tri-party lending agreement.

        Proceeds from sales of fixed maturities classified as available for sale were $3.71 billion, $2.81 billion and $6.93 billion in 2010, 2009 and 2008, respectively. Gross gains of $106 million, $119 million and $121 million and gross losses of $11 million, $19 million and $168 million were realized on sales in 2010, 2009 and 2008, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        At December 31, 2010 and 2009, the Company's insurance subsidiaries had $4.51 billion and $4.46 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states' insurance regulatory requirements. Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $86 million and $103 million at December 31, 2010 and 2009, respectively. Other investments pledged as collateral securing outstanding letters of credit had a fair value of $88 million and $98 million at December 31, 2010 and 2009, respectively.

Equity Securities

        The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized
				Fair Value
(at December 31, 2010, in millions)	Cost	Gains	Losses
Common stock	$198	$106	$—	$304
Non-redeemable preferred stock	174	46	5	215

Total	$372	$152	$5	$519

		Gross Unrealized
				Fair Value
(at December 31, 2009, in millions)	Cost	Gains	Losses
Common stock	$175	$46	$2	$219
Non-redeemable preferred stock	198	48	14	232

Total	$373	$94	$16	$451

        Proceeds from sales of equity securities were $201 million, $65 million and $53 million in 2010, 2009 and 2008, respectively. Gross gains of $128 million, $13 million and $6 million and gross realized losses of less than $1 million, $2 million and $4 million were realized on those sales in 2010, 2009 and 2008, respectively. In 2010, proceeds from the sales of equity securities and gross gains realized on those sales included $115 million and $102 million, respectively, from the sale of substantially all of the Company's remaining common stock holdings in Verisk Analytics, Inc. (Verisk), a portion of which was classified as an equity security at the time of sale.

        In 2010 and 2009, the Company also sold portions of its investment in Verisk that were classified as an "other investment" at the time of sale due to transfer restrictions that were scheduled to expire after one year. Proceeds from those sales of Verisk shares in 2010 and 2009 totaled $115 million and $184 million, respectively. Gross gains realized on those sales were $103 million and $159 million, respectively.

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

        Proceeds from the sale of real estate investments totaled $10 million in 2010. Gross gains of $3 million were realized on those sales and there were no gross losses. In 2009, there were no sales of real estate investments. Proceeds from the sale of real estate investments totaled $25 million in 2008. Gross gains of $2 million were realized on those sales and there were no gross losses. The Company had no real estate held for sale at December 31, 2010 and 2009. Accumulated depreciation on real estate held for investment purposes was $200 million and $170 million at December 31, 2010 and 2009, respectively.

        Future minimum rental income expected on operating leases relating to the Company's real estate properties is $104 million, $84 million, $67 million, $55 million, $41 million for 2011, 2012, 2013, 2014 and 2015, respectively, and $49 million for 2016 and thereafter.

Short-term Securities

        The Company's short-term securities consist of Aaa-rated registered money market funds, U.S. Treasury securities and high-quality commercial paper (primarily A1/P1) with a combined average of 59 days to maturity at December 31, 2010. The amortized cost of these securities, which totaled $5.62 billion and $4.85 billion at December 31, 2010 and 2009, respectively, approximated their fair value.

Variable Interest Entities

        Entities which do not have sufficient equity at risk to allow the entity to finance its activities without additional financial support or in which the equity investors, as a group, do not have the characteristic of a controlling financial interest are referred to as variable interest entities (VIE). A VIE is consolidated by the variable interest holder that is determined to have the controlling financial interest (primary beneficiary) as a result of having both the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses or right to receive benefits from the VIE that could potentially be significant to the VIE. The Company determines whether it is the primary beneficiary of an entity subject to consolidation based on a qualitative assessment of the VIE's capital structure, contractual terms, nature of the VIE's operations and purpose and the Company's relative exposure to the related risks of the VIE on the date it becomes initially involved in the VIE. The Company reassesses its VIE determination with respect to an entity on an ongoing basis.

        The Company is involved in the normal course of business with VIEs primarily as a passive investor in limited partner equity interests issued by third party VIEs. These include certain of the Company's investments in private equity limited partnerships, hedge funds and real estate partnerships where the Company is not related to the general partner. These investments are generally accounted for under the equity method and reported in the Company's consolidated balance sheet as other investments unless the Company is deemed the primary beneficiary. These equity interests generally cannot be redeemed. Distributions from these investments are received by the Company as a result of liquidation of the underlying investments of the funds and/or as income distribution. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

amounts reported in the Company's consolidated balance sheet and any unfunded commitment. Neither the carrying amounts nor the unfunded commitments related to these VIEs are material.

Unrealized Investment Losses

        The following tables summarize, for all investments in an unrealized loss position at December 31, 2010 and 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at December 31, 2010, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$155	$—	$—	$—	$155	$—
Obligations of states, municipalities and political subdivisions	5,854	149	139	6	5,993	155
Debt securities issued by foreign governments	419	4	13	—	432	4
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	77	1	420	35	497	36
All other corporate bonds	1,255	32	185	19	1,440	51
Redeemable preferred stock	—	—	3	—	3	—

Total fixed maturities	7,760	186	760	60	8,520	246

Equity securities
Common stock	3	—	3	—	6	—
Non-redeemable preferred stock	45	1	49	4	94	5

Total equity securities	48	1	52	4	100	5

Total	$7,808	$187	$812	$64	$8,620	$251

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

	Less than 12 months(1)		12 months or longer(2)		Total
(at December 31, 2009, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,018	$1	$—	$—	$1,018	$1
Obligations of states, municipalities and political subdivisions	1,901	24	250	17	2,151	41
Debt securities issued by foreign governments	282	3	—	—	282	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	313	4	988	161	1,301	165
All other corporate bonds	1,079	22	1,100	94	2,179	116
Redeemable preferred stock	6	1	3	—	9	1

Total fixed maturities	4,599	55	2,341	272	6,940	327

Equity securities
Common stock	59	1	17	1	76	2
Non-redeemable preferred stock	9	—	83	14	92	14

Total equity securities	68	1	100	15	168	16

Total	$4,667	$56	$2,441	$287	$7,108	$343

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

        The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2010, the gross unrealized

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$—	$—	$—	$8	$8
Other	2	—	—	10	12

Total fixed maturities	2	—	—	18	20
Equity securities	—	—	—	—	—

Total	$2	$—	$—	$18	$20

        These unrealized losses at December 31, 2010 represented less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders' equity on an after-tax basis.

Impairment Charges

        Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2010	2009	2008
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	1
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4	81	36
All other corporate bonds	9	88	283
Redeemable preferred stock	—	—	4

Total fixed maturities	13	169	324

Equity securities
Common stock	2	15	34
Non-redeemable preferred stock	1	64	40

Total equity securities	3	79	74

Other investments	10	10	22

Total	$26	$258	$420

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

        The following tables present a roll-forward of the credit component of OTTI on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in accumulated other changes in equity from nonowner sources for the year ended December 31, 2010 and the period April 1, 2009 through December 31, 2009:

Year ended December 31, 2010 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit-Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$46	$—	$4	$(3)	$—	$47
All other corporate bonds	93	—	5	(13)	3	88

Total fixed maturities	$139	$—	$9	$(16)	$3	$135

April 1, 2009 through December 31, 2009 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$13	$17	$13	$—	$3	$46
All other corporate bonds	82	9	14	(14)	2	93

Total fixed maturities	$95	$26	$27	$(14)	$5	$139

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Concentrations and Credit Quality

        Concentrations of credit risk arise from exposure to counterparties that are engaged in similar activities and have similar economic characteristics that could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company seeks to mitigate credit risk by actively monitoring the creditworthiness of counterparties, obtaining collateral as deemed appropriate, and applying controls that include credit approvals, limits of credit exposure, and other monitoring procedures.

        At December 31, 2010 and 2009, other than U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of shareholders' equity of the Company.

        Included in fixed maturities are below investment grade assets totaling $1.88 billion and $1.80 billion at December 31, 2010 and 2009, respectively. The Company defines its below investment grade assets as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

Net Investment Income

(for the year ended December 31, in millions)	2010	2009	2008
Gross investment income (loss)
Fixed maturities	$2,710	$2,822	$2,915
Equity securities	31	30	31
Short-term securities	13	27	143
Real estate	35	36	39
Other investments	304	(106)	(292)

Gross investment income	3,093	2,809	2,836
Investment expenses	34	33	44

Net investment income	$3,059	$2,776	$2,792

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        Changes in net unrealized gains (losses) on investment securities that are included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(at and for the year ended December 31, in millions)	2010	2009	2008
Change in net unrealized investment gains (losses)
Fixed maturities	$114	$2,830	$(1,062)
Equity securities	69	160	(97)
Venture capital	7	6	(9)
Other investments	(195)	87	(23)

	(5)	3,083	(1,191)
Related tax expense (benefit)	(2)	1,078	(427)

Change in net unrealized gain (loss) on investment securities	(3)	2,005	(764)
Balance, beginning of year	1,861	(144)	620

Balance, end of year	$1,858	$1,861	$(144)

Derivative Financial Instruments

        The Company uses U.S. Treasury note futures transactions to modify the effective duration of specific assets within the investment portfolio and enters into 90-day futures contracts on 2-year, 5-year, 10-year and 30-year U.S. Treasury notes which require a daily mark-to-market and settlement with the broker. The notional value of the open U.S. Treasury futures contracts was $400 million and $350 million at December 31, 2010 and 2009, respectively. Net realized investment gains (losses) in 2010, 2009 and 2008 included net losses of $30 million, net gains of $23 million and net losses of $53 million, respectively, related to U.S. Treasury futures contracts.

        In 2010, 2009 and 2008, the Company recorded net realized investment gains of $5 million, $7 million and $10 million, respectively, related to its holdings of six million stock purchase warrants of Platinum Underwriters Holdings, Ltd., a publicly-held company. These warrants were not designated and did not qualify for hedge accounting, and, as such, the mark-to-market changes in fair value were reflected in net realized investment gains (losses). In October 2010, the Company sold these stock purchase warrants for proceeds that approximated their carrying value at the date of sale.

        The Company purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in net realized investment gains (losses). Derivatives embedded in convertible debt securities are reported on a combined basis with their host instrument and are classified as fixed maturity securities. The Company recorded a net realized investment loss of $1 million in 2010, a net realized investment gain of $1 million in 2009 and a net realized investment loss of $77 million in 2008 related to these embedded derivatives. The Company divested substantially all of its holdings in convertible debt securities in 2008.

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

        The Company holds privately placed corporate bonds and estimates the fair value of these bonds using an internal matrix that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are the BofA Merrill Lynch U.S. Corporate Index and the BofA Merrill Lynch High Yield BB Rated Index. The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable. As many of these securities are issued by public companies, the Company compares the estimates of fair value to the fair values of these companies' publicly traded debt to test the validity of the internal pricing matrix.

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

Equities—Public Common and Preferred

        For public common and preferred stocks, the Company receives prices from a nationally recognized pricing service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1. The estimated fair value of stocks having transfer restrictions that expire within one year was determined by adjusting the observed market price of the securities for a liquidity discount which takes into consideration the restrictions that existed at December 31, 2010 and 2009 and is based on market observable inputs. As a result of adjusting the market price to reflect the impact of the transfer restrictions on estimated fair value, the Company discloses these holdings in Level 2. Infrequently, current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company. In these instances, the Company receives an estimate of fair value from the pricing service that provides fair value estimates for the Company's fixed maturities. The service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed maturities. The Company includes the fair value estimate for these non-redeemable preferred stocks in the amount disclosed in Level 2.

Other Investments

Common Stock with Transfer Restrictions and Other

        At December 31, 2009, the Company held common stocks with transfer restrictions that were scheduled to expire after one year. The Company estimated the fair value of these stocks at December 31, 2009 using the same methodology described above for common stock restrictions that expire within a year, and disclosed the fair value in Level 2. In 2010, the Company sold substantially all of these shares.

        At December 31, 2010 and 2009, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $57 million and $60 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2010 and 2009 in the amount disclosed in Level 3. The Company holds investments in various publicly-traded securities which are reported in other investments. The $42 million and $46 million fair value of these investments at December 31, 2010 and 2009, respectively, is disclosed in Level 1. These investments include securities in the Company's trading portfolio, mutual funds and other small holdings.

Derivatives

        At December 31, 2010 and 2009, the Company held $37 million and $39 million, respectively, of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2—fixed maturities. At December 31, 2009, the Company held non-public stock warrants in a public company for which it estimated fair value using an

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

option pricing model with observable market inputs. Since these warrants were not market traded and information concerning market participants was not available, the Company included their fair value estimate of $94 million in Level 3—other investments. The Company sold these warrants in the fourth quarter of 2010.

Fair Value Hierarchy

        The following tables present the level within the fair value hierarchy at which the Company's financial assets and financial liabilities are measured on a recurring basis at December 31, 2010 and 2009.

(at December 31, 2010, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,008	$1,991	$17	$—
Obligations of states, municipalities and political subdivisions	39,535	—	39,433	102
Debt securities issued by foreign governments	2,202	—	2,202	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4,164	—	4,163	1
All other corporate bonds	14,876	—	14,749	127
Redeemable preferred stock	35	34	1	—

Total fixed maturities	62,820	2,025	60,565	230

Equity securities
Common stock	304	281	23	—
Non-redeemable preferred stock	215	131	84	—

Total equity securities	519	412	107	—

Other investments	99	42	—	57

Total	$63,438	$2,479	$60,672	$287

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

(at December 31, 2009, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,574	$2,517	$57	$—
Obligations of states, municipalities and political subdivisions	41,333	—	41,232	101
Debt securities issued by foreign governments	1,957	—	1,957	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5,207	—	5,184	23
All other corporate bonds	14,728	—	14,612	116
Redeemable preferred stock	48	36	12	—

Total fixed maturities	65,847	2,553	63,054	240

Equity securities
Common stock	219	219	—	—
Non-redeemable preferred stock	232	138	94	—

Total equity securities	451	357	94	—

Other investments(1)	413	46	213	154

Total	$66,711	$2,956	$63,361	$394

(1)
The amount in Level 3 includes $94 million of non-public stock purchase warrants of a publicly-held company.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

        The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2010 and 2009.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2009	$240	$154	$394
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses)(1)	5	2	7
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	10	11	21
Purchases, sales and settlements/maturities:
Purchases	44	3	47
Sales	(9)	(113)	(122)
Settlements/maturities	(41)	—	(41)
Gross transfers into Level 3	13	—	13
Gross transfers out of Level 3	(32)	—	(32)

Balance at December 31, 2010	$230	$57	$287

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)
Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2008	$154	$311	$465
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses)(1)	(5)	(4)	(9)
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	11	73	84
Purchases, sales and settlements/maturities:
Purchases	128	4	132
Sales	(12)	—	(12)
Settlements/maturities	(18)	—	(18)
Gross transfers into Level 3	9	—	9
Gross transfers out of Level 3	(27)	(230)	(257)

Balance at December 31, 2009	$240	$154	$394

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$7	$7

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

        The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2010 and 2009.

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

        The carrying values of $647 million and $629 million of financial instruments classified as other assets approximated their fair values at December 31, 2010 and 2009, respectively. The carrying values of $3.75 billion and $3.89 billion of financial instruments classified as other liabilities at December 31, 2010 and 2009, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

        The carrying value and fair value of the Company's debt at December 31, 2010 was $6.61 billion and $7.20 billion, respectively. The respective totals at December 31, 2009 were $6.53 billion and $6.82 billion. The Company utilized a pricing service to estimate fair value measurements for approximately 94% and 96% of its debt, other than commercial paper, at December 31, 2010 and 2009, respectively. The pricing service utilizes market quotations for debt that have quoted prices in active markets. For the small amount of the Company's debt securities for which a pricing service is not used, the Company utilizes pricing estimates from a nationally recognized broker/dealer to estimate fair value. If estimates of fair value are unavailable from the pricing service or the broker/dealer, the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs.

        The fair value of commercial paper included in debt outstanding at December 31, 2010 and 2009 approximated its book value because of its short-term nature.

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

        The Company is also required to participate in various involuntary reinsurance arrangements through assumed reinsurance, principally with regard to residual market mechanisms in workers' compensation and automobile insurance, as well as homeowners' insurance in certain coastal areas. In addition, the Company provides services for several of these involuntary arrangements ("mandatory pools and associations") under which it writes such residual market business directly, then cedes 100% of this business to the mandatory pool. Such servicing arrangements are arranged to mitigate credit risk to the Company, as any ceded balances are jointly backed by all the pool members.

        The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes. In addition to the coverage provided under this treaty, the Company also utilizes a catastrophe bond program and a Northeast catastrophe reinsurance treaty to protect against losses resulting from catastrophes in the Northeastern United States. The Company also utilizes an excess-of-loss treaty in its National Property business unit of the Business Insurance segment to protect against earthquake losses up to a certain threshold.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE (Continued)

        The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2010	2009	2008
Written premiums
Direct	$22,634	$22,545	$23,074
Assumed	668	740	763
Ceded	(1,667)	(1,949)	(2,154)

Total net written premiums	$21,635	$21,336	$21,683

Earned premiums
Direct	$22,533	$22,658	$23,131
Assumed	664	762	771
Ceded	(1,765)	(2,002)	(2,323)

Total net earned premiums	$21,432	$21,418	$21,579

Percentage of assumed earned premiums to net earned premiums	3.1%	3.6%	3.6%

Ceded claims and claim adjustment expenses incurred	$404	$582	$1,464

        Ceded premiums included the premiums paid to Longpoint Re Ltd. and Longpoint Re Ltd. II for coverage under the Company's catastrophe bond programs.

        Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and were as follows:

(at December 31, in millions)	2010	2009
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$6,934	$8,138
Allowance for uncollectible reinsurance	(363)	(523)

Net reinsurance recoverables	6,571	7,615
Structured settlements	3,380	3,456
Mandatory pools and associations	1,568	1,745

Total reinsurance recoverables	$11,519	$12,816

Terrorism Risk Insurance Program

        The Terrorism Risk Insurance Program (the Program) is a Federal program administered by the Department of the Treasury that provides for a system of shared public and private compensation for certain insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. The Program has been authorized through 2014.

        In order for a loss to be covered under the Program (subject losses), the loss must meet certain aggregate industry loss minimums and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General of the United States. The annual aggregate industry loss minimum is $100 million

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE (Continued)

through 2014. The Program excludes from participation the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, and reinsurance, commercial automobile, professional liability (other than directors and officers'), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the Program. All commercial property and casualty insurers licensed in the United States are generally required to participate in the Program. Under the Program, a participating insurer is entitled to be reimbursed by the Federal Government for 85% of subject losses, after an insurer deductible, subject to an annual cap.

        The deductible for any calendar year is equal to 20% of the insurer's direct earned premiums for covered lines for the preceding calendar year. The Company's estimated deductible under the Program is $2.08 billion for 2011. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the Program for additional covered terrorism losses for that program year. The Company has had no terrorism-related losses since the Program was established. Since the interpretation of this law is untested, there is substantial uncertainty as to how they will be applied to specific circumstances. It is also possible that future legislative action could change the Acts. Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company's own reinsurance program, future losses from acts of terrorism, particularly "unconventional" acts of terrorism involving nuclear, biological, chemical or radiological events, could be material to the Company's operating results, financial position and/or liquidity in future periods. While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, there can be no assurance that the Company would have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving so-called weapons of mass destruction, including nuclear, biological, chemical or radiological means.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        The following table presents the carrying amount of the Company's goodwill by segment at December 31, 2010 and 2009:

(in millions)	2010	2009
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	557
Personal Insurance	613	613
Other	27	27

Total	$3,365	$3,365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

        The following presents a summary of the Company's other intangible assets by major asset class at December 31, 2010 and 2009:

(at December 31, 2010, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$783	$152
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables(1)	191	57	134

Total intangible assets subject to amortization	1,126	840	286
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$840	$502

(at December 31, 2009, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$722	$213
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables(1)	191	32	159

Total intangible assets subject to amortization	1,126	754	372
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$754	$588

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following presents a summary of the Company's amortization expense for other intangible assets by major asset class:

(for the year ended December 31, in millions)	2010	2009	2008
Customer-related	$61	$72	$96
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	25	28	30

Total amortization expense	$86	$100	$126

        Intangible asset amortization expense is estimated to be $69 million in 2011, $52 million in 2012, $45 million in 2013, $43 million in 2014 and $23 million in 2015.

7. INSURANCE CLAIM RESERVES

        Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2010	2009
Property-casualty	$51,062	$53,054
Accident and health	69	73

Total	$51,131	$53,127

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        The table below is a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses.

(at and for the year ended December 31, in millions)	2010	2009	2008
Claims and claim adjustment expense reserves at beginning of year	$53,054	$54,646	$57,619
Less reinsurance recoverables on unpaid losses	12,113	13,334	14,521

Net reserves at beginning of year	40,941	41,312	43,098

Estimated claims and claim adjustment expenses for claims arising in the current year	14,452	13,681	14,504
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(1,417)	(1,449)	(1,725)

Total increases	13,035	12,232	12,779

Claims and claim adjustment expense payments for claims arising in:
Current year	5,949	5,399	5,761
Prior years	7,748	7,519	7,356

Total payments	13,697	12,918	13,117

Sale of subsidiary(1)	—	—	(790)
Unrealized foreign exchange (gain) loss	(24)	315	(658)

Net reserves at end of year	40,255	40,941	41,312
Plus reinsurance recoverables on unpaid losses	10,807	12,113	13,334

Claims and claim adjustment expense reserves at end of year	$51,062	$53,054	$54,646

(1)
In December 2008, the Company sold its United Kingdom based subsidiary, Unionamerica Holdings, Ltd., which was in runoff.

        Gross claims and claim adjustment expense reserves at December 31, 2010 and 2009 decreased by $1.99 billion and $1.59 billion from the respective prior year-end, primarily reflecting ongoing claims and claim adjustment expense activity, including losses incurred and payments made, as well as favorable prior year reserve development and payments related to operations in runoff. The decline at December 31, 2010 compared with the prior year-end was partially offset by the impact of the high level of catastrophe losses incurred in 2010.

        The $1.31 billion decline in reinsurance recoverables since December 31, 2009 reflected cash collections and the impact of net favorable prior year reserve development, partially offset by a reduction in the allowance for uncollectible reinsurance. The $1.22 billion decline in reinsurance recoverables at December 31, 2009 compared with the prior year end primarily reflected various commutation agreements and collections on reinsurance recoverables, including those related to prior years' hurricane losses.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Prior Year Reserve Development

        The following disclosures regarding reserve development are on a "net of reinsurance" basis.

2010.

        In 2010, estimated claims and claim adjustment expenses incurred included $1.42 billion of net favorable development for claims arising in prior years, including $1.25 billion of net favorable prior year reserve development impacting the Company's results of operations, which excludes $45 million of accretion of discount.

        Business Insurance.    Net favorable prior year reserve development in 2010 totaled $901 million, driven by better than expected loss development in the property, general liability and workers' compensation product lines for multiple accident years, as well as in assumed reinsurance, which is in runoff. The property product line improvement primarily occurred in the 2008 and 2009 accident years as a result of better than expected loss development in Industry-Focused Underwriting and Target Risk Underwriting. The general liability product line improvement was concentrated in excess coverages for accident years 2006 and prior and reflected what the Company believes are favorable legal and judicial environments. Net favorable prior year reserve development in the workers' compensation product line was concentrated in accident years 2007 and prior and resulted from better than expected loss development. The improvement in assumed reinsurance resulted primarily from favorable resolutions of claims and disputes from accident years 2002 and prior. In addition, better than expected loss development in the Business Insurance segment in recent years resulted in a favorable re-estimation of reserves for unallocated loss adjustment expenses in 2010. The net favorable prior year reserve development in these product lines in 2010 was partially offset by $140 million and $35 million increases to asbestos and environmental reserves, respectively.

        Financial, Professional & International Insurance.    Net favorable prior year reserve development totaled $259 million in 2010. In Bond & Financial Products, net favorable prior year reserve development in 2010 was driven by better than expected loss development in the surety and management liability lines of business due to lower than expected claim activity and loss severity in the 2008 and prior accident years. In International, the majority of net favorable prior year reserve development in 2010 occurred at the Company's operation at Lloyd's, in Canada and in the United Kingdom.

        Personal Insurance.    Net favorable prior year reserve development of $87 million in 2010 was concentrated in the Homeowners and Other product line, primarily driven by favorable loss development in the 2008 and prior accident years, primarily for the umbrella line of business, partially offset by unfavorable loss development in the 2009 accident year for the homeowners line of business that was driven by higher than anticipated late-reported claims related to storms in 2009.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        Business Insurance.    Net favorable prior year reserve development totaled $1.03 billion in 2009, driven by better than expected loss development primarily concentrated in the general liability, commercial multi-peril, commercial automobile and commercial property product lines for recent accident years. The general liability and commercial multi-peril product lines experienced better than anticipated loss development that was attributable to several factors, including what the Company believes is improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial automobile line of business experienced better than expected loss development that was attributable to what the Company believes is more favorable legal and judicial environments, claim handling initiatives and improvements in auto safety technology. The commercial property product line improvement primarily occurred in the 2007 and 2008 accident years as a result of better than expected loss development for certain large national property and inland marine exposures. In addition, the commercial property product line's 2005 accident year experience improved due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The net favorable prior year reserve development in these product lines in 2009 was partially offset by a $185 million increase to asbestos reserves and a $70 million increase to environmental reserves.

        Financial, Professional & International Insurance.    Net favorable prior year reserve development totaled $168 million in 2009, driven by better than expected loss development in International, particularly in the United Kingdom and Canada. In addition, the Aviation and Property lines of business at Lloyd's experienced net favorable prior year loss development in 2009. In Bond & Financial Products, better than expected loss development for the contract surety business within the fidelity and surety product line for recent accident years also resulted in net favorable prior year reserve development in 2009.

        Personal Insurance.    Net favorable prior year reserve development totaled $135 million in 2009, driven by favorable loss development related to Hurricanes Ike and Katrina, as well as the 2007 California wildfires.

2008.

        In 2008, estimated claims and claim adjustment expenses incurred included $1.73 billion of net favorable development for claims arising in prior years, including $1.54 billion of net favorable prior year reserve development impacting the Company's results of operations, which excludes $60 million of accretion of discount.

        Business Insurance.    Net favorable prior year reserve development totaled $1.12 billion in 2008, driven by better than expected loss development primarily concentrated in the general liability and commercial multi-peril product lines, an increase in anticipated ceded recoveries for older accident years in the general liability product line and better than anticipated loss development in the commercial property and commercial automobile product lines. The net favorable prior year reserve development in the general liability and commercial multi-peril lines was attributable to several factors, including what the Company believes is improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial property product line improvement occurred primarily in the 2007 accident year as a result of better than expected loss development for certain large national property, national programs, and ocean marine claim exposures and lower than expected weather-related losses during the last half of 2007, as well as favorable loss

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

development in certain large inland marine claim exposures and in ceded recoveries for commercial property large claims. In addition, the commercial multi-peril and property product lines' 2005 accident year results experienced improvement due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The commercial automobile product line improvement was attributable to several factors, including what the Company believes is improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The net favorable prior year reserve development in the foregoing product lines in 2008 was partially offset by net unfavorable prior year reserve development in the workers' compensation product line, primarily driven by higher than anticipated medical costs related to 2004 and prior accident years, and by a $70 million and $85 million increase to asbestos and environmental reserves, respectively.

        Financial, Professional & International Insurance.    Net favorable prior year reserve development totaled $274 million in 2008, primarily driven by better than expected loss development in International. The improvements in longer-tail lines of business were attributable to several factors, including enhanced risk control and underwriting strategies throughout International. In the property line of business, the improvement primarily resulted from better than anticipated loss development in the United Kingdom, in part due to favorable claim activity relating to 2007 flood losses. In Bond & Financial Products, better than expected loss development for the contract surety business within the fidelity and surety product line, resulting from favorable settlements on large claims (primarily from accident years prior to 2005), resulted in net favorable prior year reserve development in 2008.

        Personal Insurance.    Net favorable prior year reserve development in 2008 totaled $143 million, primarily driven by favorable loss development related to Hurricane Katrina, and better than expected loss development from recent accident years for the Homeowners and Other product line. This improvement was driven in part by claim initiatives as well as better than expected outcomes on 2007 catastrophe-related claims. In addition, the Homeowners and Other product line experienced improvement in older accident years for the umbrella line as well as favorable experience from accident year 2007 for allied coverages due to less than expected claim activity.

Asbestos and Environmental Reserves

        At December 31, 2010 and 2009, the Company's claims and claim adjustment expense reserves included $2.90 billion and $3.15 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        Net asbestos losses paid in 2010, 2009 and 2008 were $350 million, $341 million and $658 million, respectively. (Asbestos payments in 2008 included the Company's one-time net payment of $365 million associated with the settlement of the ACandS, Inc. matter). Approximately 32%, 41% and 59% of total net paid losses in 2010, 2009 and 2008, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

        The Company recorded a net $140 million increase in the Company's asbestos reserves in 2010, driven by increases in the Company's estimate of 1) projected settlement and defense costs related to a broad number of policyholders; 2) costs of litigating asbestos-related coverage matters; and 3) projected payments on assumed reinsurance accounts. This increase included a $70 million benefit from the reduction in the allowance for uncollectible reinsurance resulting from a recent favorable ruling related to a reinsurance dispute, and an increase in estimated reinsurance recoverables. In 2009, the Company recorded a $185 million increase in asbestos reserves, primarily driven by a slight increase in the Company's assumption for projected defense costs related to many policyholders. The Company recorded a $70 million increase to asbestos reserves in 2008, which was driven by a change in the estimated costs associated with litigating asbestos coverage matters and a change in estimated losses for certain individual policyholders. Overall, the company's assessment of the underlying asbestos environment did not change significantly from recent periods.

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

        Although the Company continues to receive notices from policyholders tendering claims for the first time, the number of new policyholders submitting those notices declined from 2009. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, the Company has experienced modest upward development in the expected defense and settlement costs for certain of its pending policyholders. As a result, the Company increased its net environmental reserves by $35 million in 2010. The Company increased its net environmental reserves by $70 million in 2009, due to a slight increase in the number of policyholders tendering claims for the first time and upward development in the expected defense and settlement costs for certain of its pending policyholders. In 2008, the Company increased its environmental reserves by $85 million as a result of upward development in the anticipated defense and settlement costs for certain of its pending policyholders.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        Asbestos and Environmental Reserves.    As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2010 are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve and/or the number of asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This development will be affected by future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims, as well as changes in applicable legislation. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.

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

Catastrophe Exposure

        The Company has geographic exposure to catastrophe losses, which can be caused by a variety of events, including, among others, hurricanes, earthquakes, windstorms, hail, wildfires, severe winter weather, floods and volcanic eruptions. Catastrophes can also result from a terrorist attack (including those involving nuclear, biological, chemical or radiological events) or as a consequence of political instability. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

that are heavily populated. The Company generally seeks to mitigate its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT

        Debt outstanding was as follows:

(at December 31, in millions)	2010	2009
Short-term:
Commercial paper	$100	$100
7.22% Real estate non-recourse debt due September 1, 2011	9	—
8.125% Senior notes due April 15, 2010	—	250
7.415% Medium-term notes due August 23, 2010	—	21
7.81% Private placement note due September 16, 2010	—	2

Total short-term debt	109	373

Long-term:
7.22% Real estate non-recourse debt due September 1, 2011	—	9
7.81% Private placement note due September 16, 2011	—	2
5.375% Senior notes due June 15, 2012	250	250
5.00% Senior notes due March 15, 2013	500	500
5.50% Senior notes due December 1, 2015	400	400
6.25% Senior notes due June 20, 2016	400	400
5.75% Senior notes due December 15, 2017	450	450
5.80% Senior notes due May 15, 2018	500	500
5.90% Senior notes due June 2, 2019	500	500
3.90% Senior notes due November 1, 2020	500	—
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	800
5.35% Senior notes due November 1, 2040	750	—
8.50% Junior subordinated debentures due December 15, 2045	56	56
8.312% Junior subordinated debentures due July 1, 2046	73	73
6.25% Fixed-to-floating rate junior subordinated debentures due March 15, 2067	115	1,000

Total long-term debt	6,519	6,165

Total debt principal	6,628	6,538
Unamortized fair value adjustment	54	58
Unamortized debt issuance costs	(71)	(69)

Total debt	$6,611	$6,527

        2010 Debt Issuance—On November 1, 2010, the Company issued $500 million aggregate principal amount 3.90% senior notes that will mature on November 1, 2020, and $750 million aggregate principal amount 5.35% senior notes that will mature on November 1, 2040. The net proceeds of these issuances, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $496 million and $738 million, respectively. Interest on the senior notes is payable semi-annually in arrears on November 1 and May 1 of each year. The senior notes are redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined) plus 15 basis points for the 2020 senior notes and 20 basis points for the 2040 notes.

        2010 Debt Payments and Maturities—Prior to November 2010, the Company was subject to a replacement capital covenant that it had granted to the holders of its 6.75% senior notes due June 20, 2036 (the senior notes). The replacement capital covenant restricted the Company's ability to repurchase its $1.00 billion in outstanding 6.25% fixed-to-floating rate junior subordinated debentures due March 15, 2067 (the debentures). In November 2010, the Company paid approximately $4 million to holders of the senior notes to terminate the replacement capital covenant. Following the termination, the Company purchased approximately $885 million aggregate principal amount of the debentures. A $60 million pretax loss was recognized in 2010 related to these transactions.

        On September 16, 2010, the Company repaid the remaining $4 million principal balance on its 7.81% private placement senior notes. On August 23, 2010, the Company's $21 million, 7.415% medium-term notes matured and were fully paid. On April 15, 2010, the Company's $250 million, 8.125% senior notes matured and were fully paid. All of these debt payments were made from internally generated funds.

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

Description of Debt

        Commercial Paper—The Company maintains an $800 million commercial paper program with $1 billion of back-up liquidity, consisting entirely of a bank credit agreement that expires on June 10, 2013. (See "Line of Credit Agreement" discussion that follows). Interest rates on commercial paper issued in 2010 ranged from 0.2% to 0.3%, and in 2009 ranged from 0.2% to 0.7%.

        Senior Notes—The Company's various senior debt issues are unsecured obligations that rank equally with one another. Interest payments are made semi-annually. The Company generally may redeem some or all of the notes prior to maturity in accordance with terms unique to each debt instrument.

        Junior Subordinated Debentures—The Company's $115 million remaining aggregate principal amount of 6.25% fixed-to-floating rate debentures bear interest at an annual rate of 6.25% from the date of issuance to, but excluding, March 15, 2017, payable semi-annually in arrears on March 15 and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

September 15. From and including March 15, 2017, the debentures will bear interest at an annual rate equal to three-month LIBOR plus 2.215%, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The Company can redeem the debentures at its option, in whole or in part, at any time on or after March 15, 2017 at a redemption price of 100% of the principal amount being redeemed plus accrued but unpaid interest. The Company can redeem the debentures at its option prior to March 15, 2017 (a) in whole at any time or in part from time to time or (b) in whole, but not in part, in the event of certain tax or rating agency events relating to the debentures, at a redemption price equal to the greater of 100% of the principal amount being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest.

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

        The debentures have a final maturity date of March 15, 2067 and a scheduled maturity date of March 15, 2037. The Company can redeem the debentures at its option any time (as described above) using any source of funds, including cash. If the Company chooses not to redeem the debentures, then during the 180-day period ending not more than 15 and not less than ten business days prior to the scheduled maturity date, the Company will be required to use commercially reasonable efforts to sell enough qualifying capital securities to permit repayment of the debentures at the scheduled maturity date. If any debentures remain outstanding after the scheduled maturity date, unless and until the Company redeems the debentures (as described above) using any source of funds, including cash, the Company shall be required to use its commercially reasonable efforts on a quarterly basis to raise sufficient proceeds from the sale of qualifying capital securities to permit the repayment in full of the debentures. If there are remaining debentures at the final maturity date, the Company is required to redeem the debentures using any source of funds. Qualifying capital securities are securities (other than common stock, qualifying warrants, mandatorily convertible preferred stock, debt exchangeable for common equity, and debt exchangeable for preferred equity) which generally are treated by the ratings agencies as having similar equity content to the debentures.

        The Company's three other junior subordinated debenture instruments are all similar in nature to each other. Three separate business trusts issued preferred securities to investors and used the proceeds to purchase the Company's subordinated debentures. Interest on each of the instruments is paid semi-annually.

        The Company's consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $4 million and $11 million for the years ended December 31, 2010 and 2009, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

        The following table presents merger-related unamortized fair value adjustments and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at December 31,
					Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	2010	2009
Senior notes	8.125%	Apr. 2010	$—	$3	4.257%
Subordinated debentures	7.625%	Dec. 2027	19	20	6.147%
	8.500%	Dec. 2045	16	16	6.362%
	8.312%	Jul. 2046	19	19	6.362%

Total			$54	$58

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

        Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2011, $9 million; 2012, $250 million; 2013, $500 million; 2014, none; and 2015, $400 million.

Line of Credit Agreement

        On June 10, 2010, the Company entered into a three-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its five-year, $1.0 billion credit agreement that expired on that date. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth (generally defined as shareholders' equity plus certain trust preferred and mandatorily convertible securities, reduced for goodwill and other intangible assets) of $14.35 billion. The Company must also maintain a ratio of total debt to the sum of total debt plus consolidated net worth of not greater than 0.40 to 1.00. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company's voting stock and certain changes in the composition of the Company's board of directors. At December 31, 2010, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from LIBOR plus 100 basis points to LIBOR plus 175 basis points depending on the Company's credit ratings. At December 31, 2010, that cost would have been LIBOR plus 125 basis points had there been any amounts outstanding under the credit agreement. This line of credit also supports the Company's commercial paper program.

Shelf Registration

        In December 2008, the Company filed with the Securities and Exchange Commission a universal shelf registration statement for the potential offering and sale of securities. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering. During 2010 and 2009, the Company issued securities with a principal amount of $1.25 billion and $500 million, respectively, under the shelf registration statement.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY

Preferred Stock

        The Company's preferred shareholders' equity represents the par value of preferred shares outstanding related to a legacy Stock Ownership Plan (SOP) Trust which was subsequently merged into The Travelers 401(k) Savings Plan (the Savings Plan). The SOP Trust may at any time convert any or all of the preferred shares into shares of the Company's common stock at a rate of eight shares of common stock for each preferred share. The board of directors has reserved a sufficient number of authorized common shares to satisfy the conversion of all preferred shares issued to the SOP Trust and the redemption of preferred shares to meet employee distribution requirements. Upon the redemption of preferred shares, the Company will issue shares of common stock to the trust to fulfill the redemption obligations. Holders of the preferred stock have a preference upon liquidation, dissolution or winding up of the Company of $100 per share.

Common Stock

        The Company is governed by the Minnesota Business Corporation Act. All authorized shares of voting common stock have no par value. Shares of common stock reacquired are considered authorized and unissued shares. The number of authorized shares of the company is 1.75 billion, consisting of 1.745 billion shares of voting common stock and five million undesignated shares. The Company's articles of incorporation allow the board of directors to establish, from the undesignated shares, one or more classes and series of shares, and to further designate the type of shares and terms thereof. In 1990, the board designated 1.45 million shares as Series B Convertible Preferred Stock in connection with its Savings Plan.

Treasury Stock

        The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, catastrophe losses, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors. The following table summarizes repurchase activity in 2010 and remaining repurchase capacity at December 31, 2010.

Quarterly Period Ending	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2010	26,985,323	$1,400,047,070	$51.88	$5,109,655,637
June 30, 2010	27,961,897	1,400,173,784	50.07	3,709,481,853
September 30, 2010	11,828,725	600,056,933	50.73	3,109,424,920
December 31, 2010	28,948,317	1,600,031,383	55.27	1,509,393,537

Total	95,724,262	$5,000,309,170	$52.24	$1,509,393,537

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

        In January 2011, the board of directors approved a share repurchase authorization that added an additional $5 billion of repurchase capacity to the $1.51 billion of capacity remaining at December 31, 2010.

        The Company's Amended and Restated 2004 Stock Incentive Plan provides settlement alternatives to employees in which the Company repurchases shares to cover tax withholding costs and exercise costs. During the years ended December 31, 2010 and 2009, the Company purchased $66 million and $65 million, respectively, of its common stock under these plans.

        Common shares acquired are reported as treasury stock in the consolidated balance sheet.

Dividend Availability

        The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $3.61 billion is available by the end of 2011 for such dividends without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2011 and/or increase the amount of dividends from its insurance subsidiaries in 2011, which could result in certain dividends being subject to approval by the Connecticut Insurance Department. The holding company received $6.59 billion of dividends from its domestic insurance subsidiaries in 2010, including $5.26 billion of dividends that were subject to regulatory approval, primarily due to the Company's request for the accelerated timing of payment.

Statutory Net Income and Surplus

        Statutory net income of the Company's domestic and international insurance subsidiaries was $3.69 billion, $3.90 billion and $4.10 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Statutory capital and surplus of the Company's domestic and international insurance subsidiaries was $20.07 billion and $23.20 billion at December 31, 2010 and 2009, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

Accumulated Other Changes in Equity from Nonowner Sources, Net of Tax

        Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

(at and for the year ended December 31, in millions)	Net Unrealized Gains (Losses) on Investment Securities	Net Benefit Plan Assets and Obligations Recognized in Equity	Other (1)	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2007	$620	$(144)	$194	$670
Net change in unrealized gains on investment securities, net of tax benefit of $(584)	(1,056)	—	—	(1,056)
Less: Reclassification adjustment for net realized gains included in net income, net of tax expense of $157	292	—	—	292
Net change in benefit plan assets and obligations recognized in equity, net of tax benefit of $(212)	—	(405)	—	(405)
Change in other, net of tax benefit of $(47)	—	—	(401)	(401)

Current period change	(764)	(405)	(401)	(1,570)

Balance, December 31, 2008	(144)	(549)	(207)	(900)
Cumulative effect of adoption of updated accounting guidance at April 1, 2009 net of tax benefit of $(38) (see note 1)	(71)	—	—	(71)
Net change in unrealized gains on investment securities, net of tax expense of $1,122	2,088	—	—	2,088
Less: Reclassification adjustment for net realized gains included in net income, net of tax benefit of $(6)	(12)	—	—	(12)
Net change in benefit plan assets and obligations recognized in equity, net of tax benefit of $(47)	—	(88)	—	(88)
Change in other, net of tax expense of $43	—	—	202	202

Current period change	2,005	(88)	202	2,119

Balance, December 31, 2009	1,861	(637)	(5)	1,219
Net change in unrealized gains on investment securities, net of tax expense of $106	198	—	—	198
Less: Reclassification adjustment for net realized gains included in net income, net of tax benefit of $(108)	(201)	—	—	(201)
Net change in benefit plan assets and obligations recognized in equity, net of tax expense of $12	—	27	—	27
Change in other, net of tax expense of $10	—	—	12	12

Current period change	(3)	27	12	36

Balance, December 31, 2010	$1,858	$(610)	$7	$1,255

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

        On January 1, 2009, the Company adopted the updated guidance related to earnings per share as described in note 1. The impact of the adoption of this guidance was a reduction of previously reported basic and diluted earnings per share by $0.03 per share and $0.01 per share, respectively, for the year ended December 31, 2008.

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2010	2009	2008
Basic
Net income, as reported	$3,216	$3,622	$2,924
Preferred stock dividends	(3)	(3)	(4)
Participating share-based awards—allocated income	(25)	(26)	(19)

Net income available to common shareholders—basic	$3,188	$3,593	$2,901

Diluted
Net income available to common shareholders	$3,188	$3,593	$2,901
Effect of dilutive securities:
Convertible preferred stock	3	3	4
Performance shares	2	2	—
Zero coupon convertible notes	—	1	4

Net income available to common shareholders—diluted	$3,193	$3,599	$2,909

Common Shares
Basic
Weighted average shares outstanding	476.5	563.2	595.9

Diluted
Weighted average shares outstanding	476.5	563.2	595.9
Weighted average effects of dilutive securities:
Convertible preferred stock	1.8	2.0	2.4
Stock options and performance shares	4.2	3.0	3.6
Zero coupon convertible notes	—	0.4	2.4

Total	482.5	568.6	604.3

Net income Per Common Share
Basic	$6.69	$6.38	$4.87

Diluted	$6.62	$6.33	$4.81

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES

(for the year ended December 31, in millions)	2010	2009	2008
Composition of income tax expense (benefit) included in consolidated statement of income
Current expense (benefit):
Federal	$846	$822	$763
Foreign	78	75	68
State	10	(8)	10

Total current tax expense	934	889	841

Deferred expense (benefit):
Federal	178	213	(58)
Foreign	(22)	(13)	9

Total deferred tax expense (benefit)	156	200	(49)

Total income tax expense included in consolidated statement of income	1,090	1,089	792
Composition of income tax included in common shareholders' equity
Expense (benefit) relating to stock-based compensation, the change in unrealized appreciation on investments, unrealized loss on foreign exchange and unrealized loss on derivatives, and other comprehensive income	(2)	1,099	(701)

Total income tax expense included in consolidated financial statements	$1,088	$2,188	$91

Effective tax rate
Income before federal, foreign and state income taxes	$4,306	$4,711	$3,716
Statutory tax rate	35%	35%	35%

Expected federal income tax expense	1,507	1,649	1,301
Tax effect of:
Nontaxable investment income	(476)	(480)	(480)
Other, net	59	(80)	(29)

Total income tax expense	$1,090	$1,089	$792

Effective tax rate	25%	23%	21%

        The current income tax payable was $265 million and $150 million at December 31, 2010 and 2009, respectively, and is included in other liabilities in the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2010	2009
Deferred tax assets
Claims and claim adjustment expense reserves	$996	$1,116
Unearned premium reserves	662	648
Other	713	693

Total gross deferred tax assets	2,371	2,457

Deferred tax liabilities
Deferred acquisition costs	575	564
Investments	1,128	1,044
Internally developed software	122	108
Other	53	69

Total gross deferred tax liabilities	1,878	1,785

Total deferred income taxes	$493	$672

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

        For tax return purposes, as of December 31, 2010, the Company had net operating loss (NOL) carryforwards on a regular tax basis and an alternative minimum tax (AMT) basis of approximately $59 million and $25 million, respectively. These NOL carryforwards expire, if unused, in 2018. The amount and timing of realizing the benefit of NOL carryforwards depends on future taxable income and limitations imposed by tax laws. The benefit of the NOL carryforward has been recognized in the consolidated financial statements.

        U.S. income taxes have not been provided on $503 million of the Company's foreign operations' undistributed earnings as of December 31, 2010, as such earnings are intended to be permanently reinvested in those operations. Furthermore, any taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on any dividend distributions from such earnings.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010 and 2009:

(in millions)	2010	2009
Balance at January 1	$100	$110
Additions for tax positions of prior years	9	1
Reductions for tax positions of prior years	(7)	(12)
Additions based on tax positions related to current year	1	6
Reductions based on tax positions related to current year	—	(5)

Balance at December 31	$103	$100

        Included in the balances at December 31, 2010 and 2009 were $3 million and $7 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balances at those dates were $100 million and $93 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility would not affect the annual effective tax rate.

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes. During the years ended December 31, 2010 and 2009, the Company recognized approximately $79 million and $(28) million in interest, respectively. The Company had approximately $170 million and $91 million accrued for the payment of interest at December 31, 2010 and 2009, respectively.

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

        In connection with the adoption of the 2004 Incentive Plan, legacy share-based incentive compensation plans were terminated. Outstanding grants were not affected by the termination of these legacy plans, including the grant of reload options related to prior option grants under the legacy plans. All outstanding options with a reload feature expire in 2013.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is the time to vest plus half the remaining time to expiration. This considers the vesting restriction and represents an even pattern of exercise behavior over the remaining term. Reload options are exercisable for the remaining term of the original option and therefore would generally have a shorter expected term. Beginning in April 2010, due to the Company having attained sufficient history with respect to changes in its stock prices over time, the expected volatility assumption is based on the historical volatility of the Company's common stock for the same period as the estimated option term based on the mid-month of the option grant. Prior to April 2010, the expected volatility was based on the average historical volatility of the common stock of an industry peer group of entities due to the limited Company stock history. The expected dividend is based upon the Company's current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for each option is the interpolated market yield for the mid-month of the option grant on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option. Shares received through option exercises under the reload program are subject to either a one-year or two-year restriction on sale. A discount, as measured by the estimated cost of protecting against changes in market value, 5% for one year sales restrictions and 10% for two year sales restrictions, has been applied to the fair value of reload options granted to reflect these sales restrictions. The following assumptions were used in estimating the fair value of options on grant date for the years ended December 31, 2010, 2009 and 2008:

2010	Original Grants	Reload Grants
Expected term of stock options	6 years	1 - 2 years
Expected volatility of the Company's stock	28.3% - 29.1%	18.3% - 41.6%
Weighted average volatility	28.4%	21.1%
Expected annual dividend per share	$1.32 - $1.44	$1.32 - $1.44
Risk-free rate	1.68% - 2.71%	0.20% - 0.95%

2009	Original Grants	Reload Grants
Expected term of stock options	6 years	1 - 2 years
Expected volatility of the Company's stock	28.2% - 34.1%	36.5% - 55.1%
Weighted average volatility	32.4%	42.9%
Expected annual dividend per share	$1.20 - $1.32	$1.20 - $1.32
Risk-free rate	2.07% - 2.85%	0.29% - 1.21%

2008	Original Grants	Reload Grants
Expected term of stock options	6 - 7 years	1 - 3 years
Expected volatility of the Company's stock	22.8% - 29.9%	19.1% - 31.4%
Weighted average volatility	23.1%	23.9%
Expected annual dividend per share	$1.16 - $1.20	$1.16 - $1.20
Risk-free rate	2.61% - 3.75%	1.36% - 3.42%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        A summary of stock option activity under the Company's 2004 Incentive Plan and legacy share-based incentive compensation plans as of and for the year ended December 31, 2010 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	30,085,667	$45.48
Granted:
Original	2,687,885	51.06
Reload	480,305	52.13
Exercised	(9,050,022)	44.10
Forfeited or expired	(1,726,854)	49.62

Outstanding, end of year	22,476,981	$46.52	4.4 Years	$214

Vested at end of year(1)	17,937,885	$46.64	3.5 Years	$170

Exercisable at end of year	14,280,149	$46.68	2.5 Years	$136

(1)
Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

        The following table presents additional information regarding original and reload grants for the years ended December 31, 2010, 2009 and 2008.

2010	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$11.94	$3.46
Total intrinsic value of options exercised during the year (in millions)	$77	$3

2009	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$9.54	$8.95
Total intrinsic value of options exercised during the year (in millions)	$52	$—

2008	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$9.56	$5.80
Total intrinsic value of options exercised during the year (in millions)	$33	$1

        On February 1, 2011, the Company, under the 2004 Stock Incentive Plan, granted 2,346,767 stock option awards with an exercise price of $56.81 per share. The fair value attributable to the stock option awards on the date of grant was $12.94 per share.

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

        The Company also has a Performance Share Awards Program pursuant to the 2004 Incentive Plan which became effective beginning in 2006. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance awards provide the recipient the right to earn shares of the Company's common stock based upon the Company's attainment of certain performance goals. The performance goals for performance awards are based on the Company's adjusted return on equity over a three-year performance period. Vesting of any performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity. If the performance period return on equity is below the minimum threshold, none of the shares will vest. If performance meets or exceeds the minimum performance threshold, a range of performance shares will vest (50%–160% for awards granted prior to and including February 2009; 50%–150% for awards granted in February 2010; and 50%–130% for awards granted in February 2011), depending on the actual return on equity attained.

        The fair value of restricted stock units, deferred stock and performance shares is measured at the market price of the Company stock at date of grant.

        The total fair value of shares that vested during the years ended December 31, 2010, 2009 and 2008 was $113 million, $78 million and $82 million, respectively.

        A summary of restricted stock units, deferred stock awards and performance share activity under the Company's 2004 Incentive Plan and legacy plans as of and for the year ended December 31, 2010 is as follows:

	Restricted and Deferred Shares			Performance Shares
Other Equity Instruments	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Outstanding, beginning of year	3,382,548		$45.05	1,709,962		$42.93
Granted	1,129,117		51.18	905,439		51.20
Vested	(1,318,138	)(1)	49.36	(904,218	)(2)	47.68
Forfeited	(107,175)		45.08	(154,382)		44.57
Performance-based adjustment	—		—	187,089	(3)	42.70

Outstanding, end of year	3,086,352		$45.46	1,743,890		$44.52

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED INCENTIVE COMPENSATION (Continued)

(3)
Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2006 through 2010.

        On February 1, 2011, the Company, under the 2004 Stock Incentive Plan, granted 1,662,334 common stock awards in the form of restricted stock units, deferred stock and performance share awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock awards totaled 929,157 shares while the performance share awards totaled 733,177 shares. The fair value per share attributable to the common stock awards on the date of grant was $56.81.

Share-Based Compensation Cost Recognition

        The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period). Awards granted to retiree-eligible employees or to employees who become retiree-eligible before an award's vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted. The compensation cost reflects an estimated annual forfeiture rate from 3.5% to 5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates. Compensation costs for awards are recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2010, 2009 and 2008 was $128 million, $127 million and $123 million, respectively. Included in these amounts are compensation cost adjustments of $10 million, $11 million and $6 million, for the years ended December 31, 2010, 2009 and 2008, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards. The related tax benefits recognized in earnings were $44 million, $44 million and $42 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        At December 31, 2010, there was $112 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted stock, restricted stock units, deferred stock and performance shares granted under the Company's 2004 Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

        Cash received from the exercise of employee stock options under share-based compensation plans totaled $408 million and $180 million in 2010 and 2009, respectively. The tax benefit realized for tax deductions from employee stock options exercised during 2010 and 2009 totaled $28 million and $17 million, respectively.

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

	Qualified Domestic Pension Plan		Nonqualified and Foreign Pension Plans		Total
(at and for the year ended December 31, in millions)	2010	2009	2010	2009	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$2,214	$1,907	$173	$137	$2,387	$2,044
Benefits earned	91	76	5	4	96	80
Interest cost on benefit obligation	119	116	9	9	128	125
Actuarial loss	82	212	1	32	83	244
Benefits paid	(107)	(97)	(13)	(16)	(120)	(113)
Foreign currency exchange rate change	—	—	(2)	7	(2)	7

Benefit obligation at end of year	$2,399	$2,214	$173	$173	$2,572	$2,387

Change in plan assets:
Fair value of plan assets at beginning of year	$2,180	$1,758	$78	$60	$2,258	$1,818
Actual return on plan assets	234	259	7	14	241	273
Company contributions	35	260	13	13	48	273
Benefits paid	(107)	(97)	(13)	(16)	(120)	(113)
Foreign currency exchange rate change	—	—	(2)	7	(2)	7

Fair value of plan assets at end of year	2,342	2,180	83	78	2,425	2,258

Funded status of plan at end of year	$(57)	$(34)	$(90)	$(95)	$(147)	$(129)

Amounts recognized in the statement of financial position consist of:
Accrued under-funded benefit plan liabilities	$(57)	$(34)	$(90)	$(95)	$(147)	$(129)

Amounts recognized in accumulated other changes in equity from nonowner sources consist of:
Prior service benefit	$—	$(2)	$—	$(1)	$—	$(3)
Net actuarial loss	915	943	49	54	964	997

Total	$915	$941	$49	$53	$964	$994

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2010	2009
Change in projected benefit obligation:
Benefit obligation at beginning of year	$264	$269
Benefits earned	1	1
Interest cost on benefit obligation	14	17
Actuarial gain	(8)	(5)
Benefits paid	(17)	(18)

Benefit obligation at end of year	$254	$264

Change in plan assets:
Fair value of plan assets at beginning of year	$20	$21
Actual return on plan assets	1	1
Company contributions	16	16
Benefits paid	(17)	(18)

Fair value of plan assets at end of year	20	20

Funded status of plan at end of year	$(234)	$(244)

Amounts recognized in the statement of financial position consist of:
Accrued under-funded benefit plan liability	$(234)	$(244)

Amounts recognized in accumulated other changes in equity from nonowner sources consist of:
Net actuarial gain	$(27)	$(19)

        The total accumulated benefit obligation for the Company's defined benefit pension plans was $2.54 billion and $2.36 billion at December 31, 2010 and 2009, respectively. The Qualified Domestic Plan accounted for $2.37 billion and $2.19 billion of the total accumulated benefit obligation at December 31, 2010 and 2009, respectively, whereas the Nonqualified and Foreign Plans accounted for $0.17 billion of the total accumulated benefit obligation at both December 31, 2010 and 2009.

        For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $2.56 billion and the aggregate accumulated benefit obligation was $2.53 billion at December 31, 2010. The fair value of plan assets for the above plans was $2.42 billion and $2.25 billion at December 31, 2010 and 2009, respectively.

        The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified pension plan. During 2010 and 2009, the Company voluntarily made contributions totaling $35 million and $260 million, respectively, to the qualified pension plan. The Company has not determined whether or not additional funding will be made during 2011. There is no required contribution to the qualified pension plan during 2011.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The following table summarizes the components of net periodic benefit cost and other amounts recognized in accumulated other changes in equity from nonowner sources related to the benefit plans for the years ended December 31, 2010, 2009 and 2008.

	Pension Plans			Postretirement Benefit Plans
(in millions)	2010	2009	2008	2010	2009	2008
Net Periodic Benefit Cost:
Service cost	$96	$80	$77	$1	$1	$—
Interest cost on benefit obligation	128	125	117	14	17	15
Expected return on plan assets	(185)	(176)	(158)	(1)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	(3)	(6)	(6)	—	—	—
Net actuarial loss (gain)	60	22	8	—	—	(3)

Net benefit expense	$96	$45	$38	$14	$17	$11

Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Accumulated Other Changes in Equity from Nonowner Sources:
Prior service benefit	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	27	147	605	(8)	(5)	25
Amortization of prior service benefit	3	6	6	—	—	—
Amortization of net actuarial (loss) gain	(60)	(22)	(8)	—	—	3

Total other changes recognized in accumulated other changes in equity from nonowner sources	(30)	131	603	(8)	(5)	28

Total other changes recognized in net benefit expense and accumulated other changes in equity from nonowner sources	$66	$176	$641	$6	$12	$39

        For the defined benefit pension plans, the estimated net actuarial loss that will be amortized from other changes in equity from nonowner sources into net periodic benefit cost over the next fiscal year is $77 million, and the estimated prior service benefit to be amortized over the next fiscal year is less than $1 million. For the postretirement benefit plans, the estimated net actuarial gain that will be amortized from other changes in equity from nonowner sources into net periodic benefit cost over the next fiscal year is less than $1 million, and there is no estimated prior service benefit or cost to be amortized over the next fiscal year.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Assumptions and Health Care Cost Trend Rate Sensitivity

(at and for the year ended December 31,)	2010	2009
Assumptions used to determine benefit obligations
Discount rate	5.37%	5.55%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate	5.55%	6.30%
Expected long-term rate of return on pension plans' assets	8.00%	8.00%
Expected long-term rate of return on postretirement benefit plans' assets	5.00%	5.00%
Assumed health care cost trend rates
Following year	8.50%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2017

        The discount rate assumption used to determine the benefit obligation for 2010 and 2009 was based on a yield-curve approach. Under this approach, a weighted average yield is determined from a hypothetical portfolio of high quality fixed maturity corporate bonds (rated Aa or higher) available at the year-end valuation date for which the timing and amount of cash outflows correspond with the timing and amount of the estimated benefit payouts of the Company's benefit plan.

        In choosing the expected long-term rate of return on plan assets, the Company's Pension Plan Investment Committee considered the historical returns of equity and fixed maturity markets in conjunction with today's economic and financial market conditions.

        As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation by $25 million at December 31, 2010, and the aggregate of the service and interest cost components of net postretirement benefit expense by $2 million for the year ended December 31, 2010. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation at December 31, 2010 by $21 million and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2010.

Plan Assets

        Pension plan assets are invested for the exclusive benefit of the plan participants and beneficiaries and are intended, over time, to satisfy the benefit obligations under the plan. Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial position. The asset mix guidelines have been established and are reviewed quarterly. These guidelines are intended to serve as tools to facilitate the investment of plan assets to maximize long-term total return and the ongoing oversight of the plan's investment performance. Investment risk is measured and monitored on an ongoing basis through daily and monthly investment portfolio reviews, annual liability measurements, and periodic asset/liability studies.

        The Company's overall investment strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a wide

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities. Equity securities primarily include investments in large, medium and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, U.S. Treasury securities and debt securities issued by foreign governments. Other investments include a hedge fund and two private equity funds that follow several different strategies.

        Equity securities included 797,600 shares of the Company's common stock with a market value of $44 million at December 31, 2010. On January 28, 2011, the Company purchased these shares from the pension plan under the Company's share repurchase authorization for a total cost of approximately $45 million, the market value on that date.

Fair Value Measurement—Pension Plans and Other Postretirement Benefit Assets

        For a discussion of the methods employed by the Company to measure the fair value of invested assets, see note 4. The following discussion of fair value measurements applies exclusively to the Company's pension plans and other postretirement benefit assets.

        For the equity and bond mutual funds, the Plan receives prices from an external pricing service that are based on observable market transactions, and includes these estimates in Level 1.

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

        The Plan holds investments in a hedge fund and two private equity funds, with their fair value estimates determined by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Plan includes the total fair value estimate for the partnerships in the amount disclosed in Level 3.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Fair Value Hierarchy—Pension Plans

        The following tables present the level within the fair value hierarchy at which the financial assets of the Company's pension plans are measured on a recurring basis at December 31, 2010 and 2009.

(at December 31, 2010, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$41	$41	$—	$—
Debt securities issued by foreign governments	9	—	9	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	26	—	26
All other corporate bonds	109	—	109	—

Total fixed maturities	185	41	144	—

Mutual funds
Equity mutual funds	1,058	1,058	—	—
Bond mutual funds	411	411	—	—

Total mutual funds	1,469	1,469	—	—

Equity securities	390	390	—	—

Other investments(1)	18	—	—	18

Cash and short-term securities
U.S. Treasury securities	135	135	—	—
Money market mutual funds	15	15	—	—
Other	213	2	211	—

Total cash and short-term securities	363	152	211	—

Total	$2,425	$2,052	$355	$18

(1)
Other investments include a hedge fund and two private equity funds. The hedge fund is a "fund of funds" that is multi-strategy. One private equity fund is focused on financial companies, and the other is focused on real estate-related investments.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

(at December 31, 2009, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$42	$42	$—	$—
Debt securities issued by foreign governments	8	—	8	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	46	—	46
All other corporate bonds	65	—	65	—

Total fixed maturities	161	42	119	—

Mutual funds
Equity mutual funds	175	175	—	—
Bond mutual funds	378	378	—	—

Total mutual funds	553	553	—	—

Equity index commingled trust funds
Growth index trusts	295	—	295	—
Value index trusts	358	—	358	—

Total equity index commingled trust funds	653	—	653	—

Equity securities	307	307	—	—

Other investments(1)	17	—	—	17

Cash and short-term securities
U.S. Treasury securities	164	164	—	—
Money market mutual funds	115	115	—	—
Other	288	5	283	—

Total cash and short-term securities	567	284	283	—

Total	$2,258	$1,186	$1,055	$17

(1)
Other investments include a hedge fund and two private equity funds. The hedge fund is a "fund of funds" that is multi-strategy. One private equity fund is focused on financial companies, and the other is focused on real estate-related investments.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2010 and 2009.

(in millions)	Other Investments
Balance at December 31, 2009	$17
Actual return on plan assets:
Relating to assets still held	3
Relating to assets sold during the year	—
Purchases, sales, issuances and settlements:
Purchases	—
Sales	(2)
Settlements/maturities	—
Gross transfers into Level 3	—
Gross transfers out of Level 3	—

Balance at December 31, 2010	$18

(in millions)	Other Investments
Balance at December 31, 2008	$19
Actual return on plan assets:
Relating to assets still held	1
Relating to assets sold during the year	—
Purchases, sales, issuances and settlements:
Purchases	—
Sales	(3)
Settlements/maturities	—
Gross transfers into Level 3	—
Gross transfers out of Level 3	—

Balance at December 31, 2009	$17

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

Fair Value—Other Postretirement Benefit Plan

        The Company's other postretirement benefit plan had financial assets of $20 million at December 31, 2010 and 2009, which are measured at fair value on a recurring basis. The assets are

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

primarily short-term securities and corporate bonds, and categorized as level 2 in the fair value hierarchy.

Estimated Future Benefit Payments

        The following table presents the estimated benefits expected to be paid by the Company's pension and postretirement benefit plans for the next ten years (reflecting estimated future employee service), as well as the amounts of other postretirement benefits the Company expects to receive under the Medicare Part D drug subsidy over that time period:

			Medicare Part D Drug Subsidy Expected to be Received
	Benefits Expected to be Paid
(in millions)	Pension Plans	Postretirement Benefit Plans
2011	$145	$20	$2
2012	161	21	3
2013	168	21	3
2014	181	22	3
2015	192	22	3
2016 through 2020	1,089	109	17

Savings Plan

        The Company has a savings plan, The Travelers 401(k) Savings Plan (the Savings Plan), in which substantially all Company employees are eligible to participate. Under the Savings Plan, the Company matches employee contributions up to 5% of eligible pay, with a maximum annual match of $5,000 which becomes 100% vested after three years of service. The Company's matching contribution is made in cash and invested according to the employee's current investment elections. The Company's matching contribution can be reinvested at any time into any other investment option. In 2009, in addition to the annual matching contribution, the Company made a special contribution to each employee having a base salary of $60,000 or less as of December 31, 2008, in the amount of 1% of base salary up to a maximum of $500 regardless of the employee having contributed to the Savings Plan. The total expense related to the Savings Plan was $93 million and $98 million for the years ended December 31, 2010 and 2009, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LEASES

        Rent expense was $206 million, $211 million and $220 million in 2010, 2009 and 2008, respectively.

        Future minimum annual rental payments under noncancellable operating leases for 2011, 2012, 2013, 2014, 2015 are $159 million, $136 million, $100 million, $79 million, $64 million, respectively, and $75 million for 2016 and thereafter. Future sublease rental income aggregating approximately $6 million will partially offset these commitments.

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

        This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company's properties is subject.

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

        On June 18, 2009, the Supreme Court ruled in favor of TPC, reversing the Second Circuit's February 15, 2008 decision, finding, among other things, that the 1986 Orders are final and generally bar the Statutory and Hawaii actions and substantially all Common Law Claims against TPC. Further, the Supreme Court ruled that the bankruptcy court had jurisdiction to issue the Clarifying Order. However, since the Second Circuit had not ruled on certain additional issues, principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues. On October 21, 2009, all but one of the objectors to the Clarifying Order requested that the Second Circuit dismiss their appeal of the order approving the settlement, and that request was granted.

        On March 22, 2010, the Second Circuit issued an opinion in which it found that the notice of the 1986 Orders provided to the remaining objector was insufficient to bar contribution claims by that objector against TPC. On April 5, 2010, TPC filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit, requesting further review of its March 22, 2010 opinion, which was denied on May 25, 2010. On August 18, 2010, TPC filed a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit's March 22, 2010 opinion, and a Petition for a Writ of Mandamus seeking an order from the Supreme Court requiring the Second Circuit to comply

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

with the Supreme Court's June 18, 2009 ruling in TPC's favor. The Supreme Court denied the Petitions on November 29, 2010.

        The plaintiffs in the Statutory and Hawaii actions and the Common Law Claims actions filed Motions to Compel with the bankruptcy court on September 2, 2010 and September 3, 2010, respectively, arguing that all conditions precedent to the settlements have been met and seeking to require TPC to pay the settlement amounts. On September 30, 2010, TPC filed an Opposition to the plaintiffs' Motions to Compel on the grounds that the conditions precedent to the settlements, principally the requirement that all contribution claims be barred, have not been met in light of the Second Circuit's March 22, 2010 opinion. On December 16, 2010, the bankruptcy court granted the plaintiffs' motions and ruled that TPC was required to fund the settlements. On January 20, 2011, the bankruptcy court entered judgment in accordance with its December 16, 2010 ruling and ordered TPC to pay the settlement amounts plus prejudgment interest. On January 21, 2011, TPC filed an appeal with the U.S. District Court for the Southern District of New York from the bankruptcy court's January 20, 2011 judgment.

        SPC, which is not covered by the Manville bankruptcy court rulings or the settlements described above, is a party to pending direct action cases in Texas state court asserting common law claims. All such cases that are still pending and in which SPC has been served are currently on the inactive docket in Texas state court. If any of those cases becomes active, SPC intends to litigate those cases vigorously. SPC was previously a defendant in similar direct actions in Ohio state court. Those actions have all been dismissed following favorable rulings by Ohio trial and appellate courts. From time to time, SPC and/or its subsidiaries have been named in individual direct actions in other jurisdictions.

        Outcome and Impact of Asbestos and Environmental Claims and Litigation.    Currently, it is not possible to predict legal outcomes and their impact on the future development of claims and litigation relating to asbestos and environmental claims. Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the current related reserves. In addition, the Company's estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's results of operations in future periods.

Other Proceedings

        Broker Anti-Trust Litigation—In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers. The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company, on behalf of a putative nationwide class of policyholders. The

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys' fees. All defendants moved to dismiss the complaint for failure to state a claim. After giving plaintiffs multiple opportunities to replead, the court dismissed the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the district court's decisions to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed the district court's dismissal of all Sherman Act and RICO claims against certain defendants, including the Company, except for Sherman Act and RICO claims involving the sale of excess casualty insurance through one defendant broker, as well as all state law claims, which they remanded to the district court for further proceedings. On October 1, 2010, defendants, including the Company, filed renewed motions to dismiss the remanded claims. The Company continues to believe that these claims are without merit and intends to defend them vigorously.

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

Gain Contingency

        On August 20, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for the Company, and on October 25, 2010, entered judgment awarding the Company $251 million plus pre-judgment interest in the amount of $169 million. United States Fidelity and Guaranty Company is a subsidiary of the Company. The $251 million awarded by the court represents the amount owed to the Company under the terms of the reinsurance agreements and is reported as part of reinsurance recoverables in the Company's consolidated balance sheet. The interest awarded by the Court is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company's consolidated financial statements. Post-judgment interest continues to accrue at the rate of 9 percent (without compounding) on the total judgment of $420 million. The judgment, including the award of interest, has been appealed. The Company intends to vigorously pursue collection of the judgment.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

Other Commitments and Guarantees

Commitments

        Investment Commitments—The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests. These commitments totaled $1.26 billion and $1.32 billion at December 31, 2010 and 2009, respectively. Additionally, in November 2010, an indirect subsidiary of the Company entered into a definitive agreement to commence a joint venture with J. Malucelli Participações em Seguros e Resseguros S.A, a Brazilian company ("J. Malucelli"), through the acquisition of approximately 43% of J. Malucelli's common stock. J. Malucelli is currently the market leader in surety in Brazil based on market share. The purchase price for this acquisition will be R$625 million Brazilian Reais (the U.S. dollar equivalent of which will depend on the exchange rate at closing) plus an amount based on a Brazilian inter-bank lending rate (CDI) from January 1, 2011 through the closing date of the transaction. At December 31, 2010, R$625 million Brazilian Reais was equivalent to approximately $377 million in U.S. dollars. In order to reduce its exposure to a significant strengthening of the Brazilian Reais prior to the closing of the transaction, the Company entered into a foreign currency option contract on February 7, 2011 in the notional amount of R$635 million which expires on March 31, 2011. The joint venture transaction is subject to customary closing conditions and is expected to be finalized in the first half of 2011.

Guarantees

        The Company has contingent obligations for guarantees related to letters of credit, issuance of debt securities, certain investments, third-party loans related to certain investments and various indemnifications, including those related to the sale of business entities. The Company also provides standard indemnifications to service providers in the normal course of business. The indemnification clauses are often standard contractual terms. Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements. At December 31, 2010, the maximum amount of the Company's obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $84 million, approximately $40 million of which would be recoverable from a third party.

        In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation. Such indemnification provisions generally survive for periods ranging from two years following the applicable closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be other agreed upon term limitations or no term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments. The maximum amount of the Company's contingent obligation for indemnifications related to the sale of business entities that are quantifiable was $1.34 billion at December 31, 2010, of which $12 million was recognized on the balance sheet at that date.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. NONCASH INVESTING AND FINANCING ACTIVITIES

        There were no significant noncash financing or investing activities during the years ended December 31, 2010, 2009 and 2008.

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

        The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.20 billion at December 31, 2010.

        Prior to the merger of TPC and SPC in 2004, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary TIGHI. The Travelers Companies, Inc. has fully and unconditionally guaranteed such guarantee obligations of TPC. TPC is deemed to have no assets or operations independent of TIGHI. Consolidating financial information for TIGHI has not been presented herein because such financial information would be substantially the same as the financial information provided for TPC.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2010

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$14,445	$6,987	$—	$—	$21,432
Net investment income	2,078	970	11	—	3,059
Fee income	285	2	—	—	287
Net realized investment gains	57	200	7	—	264
Other revenues	111	20	(60)	(1)	70

Total revenues	16,976	8,179	(42)	(1)	25,112

Claims and expenses
Claims and claim adjustment expenses	8,786	4,424	—	—	13,210
Amortization of deferred acquisition costs	2,548	1,254	—	—	3,802
General and administrative expenses	2,306	1,086	14	—	3,406
Interest expense	74	—	315	(1)	388

Total claims and expenses	13,714	6,764	329	(1)	20,806

Income (loss) before income taxes	3,262	1,415	(371)	—	4,306
Income tax expense (benefit)	798	382	(90)	—	1,090
Equity in net income of subsidiaries	—	—	3,497	(3,497)	—

Net income	$2,464	$1,033	$3,216	$(3,497)	$3,216

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$10	$(3)	$—	$—	$7
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(22)	(11)	—	—	(33)

Other-than-temporary impairment losses	(12)	(14)	—	—	(26)
Other net realized investment gains	69	214	7	—	290

Net realized investment gains	$57	$200	$7	$—	$264

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2009

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$14,459	$6,959	$—	$—	$21,418
Net investment income	1,839	913	24	—	2,776
Fee income	310	(4)	—	—	306
Net realized investment gains (losses)	(54)	(57)	128	—	17
Other revenues	118	48	—	(3)	163

Total revenues	16,672	7,859	152	(3)	24,680

Claims and expenses
Claims and claim adjustment expenses	8,293	4,115	—	—	12,408
Amortization of deferred acquisition costs	2,560	1,253	—	—	3,813
General and administrative expenses	2,272	1,097	(3)	—	3,366
Interest expense	74	—	311	(3)	382

Total claims and expenses	13,199	6,465	308	(3)	19,969

Income (loss) before income taxes	3,473	1,394	(156)	—	4,711
Income tax expense (benefit)	840	344	(95)	—	1,089
Equity in net income of subsidiaries	—	—	3,683	(3,683)	—

Net income	$2,633	$1,050	$3,622	$(3,683)	$3,622

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(192)	$(130)	$(1)	$—	$(323)
Non-credit component of impairment recognized in accumulated other changes in equity from nonowner sources	35	30	—	—	65

Other-than-temporary impairments losses	(157)	(100)	(1)	—	(258)
Other net realized investment gains	103	43	129	—	275

Net realized investment gains (losses)	$(54)	$(57)	$128	$—	$17

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2008

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$14,500	$7,079	$—	$—	$21,579
Net investment income	1,774	966	52	—	2,792
Fee income	389	1	—	—	390
Net realized investment gains (losses)	(393)	(49)	27	—	(415)
Other revenues	93	41	5	(8)	131

Total revenues	16,363	8,038	84	(8)	24,477

Claims and expenses
Claims and claim adjustment expenses	8,543	4,450	—	—	12,993
Amortization of deferred acquisition costs	2,638	1,242	—	—	3,880
General and administrative expenses	2,397	1,089	32	—	3,518
Interest expense	77	4	297	(8)	370

Total claims and expenses	13,655	6,785	329	(8)	20,761

Income (loss) before income taxes	2,708	1,253	(245)	—	3,716
Income tax expense	610	169	13	—	792
Equity in net income of subsidiaries	—	—	3,182	(3,182)	—

Net income	$2,098	$1,084	$2,924	$(3,182)	$2,924

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(302)	$(113)	$(5)	$—	$(420)
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	—	—	—	—	—

Other-than-temporary impairment losses	(302)	(113)	(5)	—	(420)
Other net realized investment gains (losses)	(91)	64	32	—	5

Net realized investment gains (losses)	$(393)	$(49)	$27	$—	$(415)

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2010

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (including $186 subject to securities lending) (amortized cost $60,170)	$42,415	$20,385	$20	$—	$62,820
Equity securities, available for sale, at fair value (cost $372)	190	263	66	—	519
Real estate	1	837	—	—	838
Short-term securities	1,596	436	3,584	—	5,616
Other investments	1,982	946	1	—	2,929

Total investments	46,184	22,867	3,671	—	72,722

Cash	86	110	4	—	200
Investment income accrued	532	259	—	—	791
Premiums receivable	3,691	1,806	—	—	5,497
Reinsurance recoverables	7,545	3,974	—	—	11,519
Ceded unearned premiums	648	165	—	—	813
Deferred acquisition costs	1,511	271	—	—	1,782
Deferred tax asset	294	125	74	—	493
Contractholder receivables	4,050	1,293	—	—	5,343
Goodwill	2,411	954	—	—	3,365
Other intangible assets	326	176	—	—	502
Investment in subsidiaries	—	—	27,422	(27,422)	—
Other assets	1,904	237	60	(47)	2,154

Total assets	$69,182	$32,237	$31,231	$(27,469)	$105,181

Liabilities
Claims and claim adjustment expense reserves	$33,447	$17,684	$—	$—	$51,131
Unearned premium reserves	7,478	3,443	—	—	10,921
Contractholder payables	4,050	1,293	—	—	5,343
Payables for reinsurance premiums	214	193	—	—	407
Debt	1,189	9	5,460	(47)	6,611
Other liabilities	3,906	1,089	298	—	5,293

Total liabilities	50,284	23,711	5,758	(47)	79,706

Shareholders' equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	—	—	68	—	68
Common stock (1,748.6 shares authorized; 434.6 shares issued and outstanding)	—	390	20,162	(390)	20,162
Additional paid-in capital	11,135	7,016	—	(18,151)	—
Retained earnings	6,489	576	18,845	(7,063)	18,847
Accumulated other changes in equity from nonowner sources	1,274	544	1,255	(1,818)	1,255
Treasury stock, at cost (296.6 shares)	—	—	(14,857)	—	(14,857)

Total shareholders' equity	18,898	8,526	25,473	(27,422)	25,475

Total liabilities and shareholders' equity	$69,182	$32,237	$31,231	$(27,469)	$105,181

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

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2010

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,464	$1,033	$3,216	$(3,497)	$3,216
Net adjustments to reconcile net income to net cash provided by operating activities	(77)	(514)	3,626	(3,197)	(162)

Net cash provided by operating activities	2,387	519	6,842	(6,694)	3,054

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,920	1,966	10	—	5,896
Proceeds from sales of investments:
Fixed maturities	2,289	1,424	—	—	3,713
Equity securities	29	148	24	—	201
Real estate	—	10	—	—	10
Other investments	338	280	99	—	717
Purchases of investments:
Fixed maturities	(4,201)	(2,576)	(8)	—	(6,785)
Equity securities	(2)	(33)	(26)	—	(61)
Real estate	—	(21)	—	—	(21)
Other investments	(305)	(209)	—	—	(514)
Net (purchases) sales of short-term securities	632	392	(1,723)	—	(699)
Securities transactions in course of settlement	(4)	(26)	—	—	(30)
Other	(313)	(5)	—	—	(318)

Net cash provided by (used in) investing activities	2,383	1,350	(1,624)	—	2,109

Cash flows from financing activities
Payment of debt	(4)	—	(1,156)	—	(1,160)
Issuance of debt	—	—	1,234	—	1,234
Dividends paid to shareholders	—	—	(673)	—	(673)
Issuance of common stock—employee share options	—	—	408	—	408
Treasury shares acquired—share repurchase authorization	—	—	(4,998)	—	(4,998)
Treasury shares acquired—net employee share-based compensation	—	—	(40)	—	(40)
Excess tax benefits from share-based payment arrangements	—	—	8	—	8
Dividends paid to parent company	(4,827)	(1,849)	—	6,676	—
Capital contributions, loans and other transactions between subsidiaries	15	(35)	2	18	—

Net cash used in financing activities	(4,816)	(1,884)	(5,215)	6,694	(5,221)

Effect of exchange rate changes on cash	—	3	—	—	3

Net increase (decrease) in cash	(46)	(12)	3	—	(55)
Cash at beginning of year	132	122	1	—	255

Cash at end of year	$86	$110	$4	$—	$200

Supplemental disclosure of cash flow information
Income taxes paid (received)	$579	$321	$(116)	$—	$784
Interest paid	$73	$—	$324	$—	$397

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2009

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,633	$1,050	$3,622	$(3,683)	$3,622
Net adjustments to reconcile net income to net cash provided by operating activities	510	276	(345)	168	609

Net cash provided by operating activities	3,143	1,326	3,277	(3,515)	4,231

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,903	2,376	37	—	5,316
Proceeds from sales of investments:
Fixed maturities	1,342	1,457	6	—	2,805
Equity securities	20	45	—	—	65
Other investments	253	116	142	—	511
Purchases of investments:
Fixed maturities	(5,368)	(4,277)	(2)	—	(9,647)
Equity securities	—	(24)	—	—	(24)
Real estate	—	(15)	—	—	(15)
Other investments	(224)	(125)	—	—	(349)
Net (purchases) sales of short-term securities	(28)	419	(21)	—	370
Securities transactions in course of settlement	372	23	—	—	395
Other	(305)	(21)	—	—	(326)

Net cash provided by (used in) investing activities	(1,035)	(26)	162	—	(899)

Cash flows from financing activities
Payment of debt	(2)	—	(141)	—	(143)
Issuance of debt	—	—	494	—	494
Dividends paid to shareholders	—	—	(693)	—	(693)
Issuance of common stock—employee share options	—	—	180	—	180
Treasury shares acquired—share repurchase authorization	—	—	(3,259)	—	(3,259)
Treasury shares acquired—net employee share-based compensation	—	—	(29)	—	(29)
Excess tax benefits from share-based payment arrangements	—	—	8	—	8
Dividends paid to parent company	(2,157)	(1,340)	—	3,497	—
Capital contributions, loans and other transactions between subsidiaries	—	(20)	2	18	—

Net cash used in financing activities	(2,159)	(1,360)	(3,438)	3,515	(3,442)

Effect of exchange rate changes on cash	—	15	—	—	15

Net increase (decrease) in cash	(51)	(45)	1	—	(95)
Cash at beginning of year	183	167	—	—	350

Cash at end of year	$132	$122	$1	$—	$255

Supplemental disclosure of cash flow information
Income taxes paid (received)	$799	$302	$(225)	$—	$876
Interest paid	$73	$—	$312	$—	$385

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2008

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,098	$1,084	$2,924	$(3,182)	$2,924
Net adjustments to reconcile net income to net cash provided by operating activities	949	(501)	178	(412)	214

Net cash provided by operating activities	3,047	583	3,102	(3,594)	3,138

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,511	2,304	54	—	4,869
Proceeds from sales of investments:
Fixed maturities	3,529	3,389	14	—	6,932
Equity securities	23	30	—	—	53
Real estate	—	25	—	—	25
Other investments	433	222	—	—	655
Purchases of investments:
Fixed maturities	(6,316)	(4,811)	—	—	(11,127)
Equity securities	(3)	(91)	(1)	—	(95)
Real estate	—	(38)	—	—	(38)
Other investments	(392)	(275)	—	—	(667)
Net sales (purchases) of short-term securities	507	(247)	(666)	—	(406)
Securities transactions in course of settlement	(325)	4	3	—	(318)
Other	(373)	328	—	—	(45)

Net cash provided by (used in) investing activities	(406)	840	(596)	—	(162)

Cash flows from financing activities
Payment of debt	(403)	—	(149)	—	(552)
Issuance of debt	—	—	496	—	496
Dividends paid to shareholders	—	—	(715)	—	(715)
Issuance of common stock—employee share options	—	—	89	—	89
Treasury shares acquired—share repurchase authorization	—	—	(2,167)	—	(2,167)
Treasury shares acquired—net employee share-based compensation	—	—	(29)	—	(29)
Excess tax benefits from share-based payment arrangements	—	—	10	—	10
Dividends paid to parent company	(2,257)	(1,104)	—	3,361	—
Capital contributions, loans and other transactions between subsidiaries	—	(178)	(55)	233	—

Net cash used in financing activities	(2,660)	(1,282)	(2,520)	3,594	(2,868)

Effect of exchange rate changes on cash	—	(29)	—	—	(29)

Net increase (decrease) in cash	(19)	112	(14)	—	79
Cash at beginning of year	202	55	14	—	271

Cash at end of year	$183	$167	$—	$—	$350

Supplemental disclosure of cash flow information
Income taxes paid (received)	$737	$333	$(229)	$—	$841
Interest paid	$80	$—	$295	$—	$375

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2010 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,119	$6,179	$6,482	$6,332	$25,112
Total expenses	5,262	5,298	5,111	5,135	20,806

Income before income taxes	857	881	1,371	1,197	4,306
Income tax expense	210	211	366	303	1,090

Net income	$647	$670	$1,005	$894	$3,216

Net income per share:(1)
Basic	$1.26	$1.37	$2.14	$1.98	$6.69
Diluted	1.25	1.35	2.11	1.95	6.62

2009 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$5,735	$6,162	$6,327	$6,456	$24,680
Total expenses	5,008	5,221	5,077	4,663	19,969

Income before income taxes	727	941	1,250	1,793	4,711
Income tax expense (benefit)	65	201	315	508	1,089

Net income	$662	$740	$935	$1,285	$3,622

Net income per share:(1)
Basic	$1.12	$1.27	$1.66	$2.39	$6.38
Diluted	1.11	1.27	1.65	2.36	6.33

(1)
Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2010. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

        In addition, there was no change in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management has assessed the Company's internal control over financial reporting as of December 31, 2010. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2010, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

        KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting which follows this report.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited The Travelers Companies, Inc. and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Travelers Companies, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, The Travelers Companies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 17, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP

New York, New York
February 17, 2011

Item 9B.    OTHER INFORMATION

        All of the Company's executive officers hold equity in the Company in excess of the required level under the Company's executive stock ownership policy. For a summary of this policy as currently in effect, see "Stock Ownership Guidelines" under "Executive Compensation—Compensation Discussion and Analysis" in the Company's proxy statement filed with the SEC on March 17, 2010. From time to time, some of the Company's executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell shares of common stock of the Company in the open market, in private transactions or to the Company. To effect such sales, some of the Company's executives have entered into, and may in the future enter into, trading plans designed to comply with the Company's Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives' ownership of the Company's shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

        As of the date of this report, Jay S. Benet, Vice Chairman and Chief Financial Officer, was the only "named executive officer" (i.e., an executive officer named in the compensation disclosures in the Company's proxy statement) that has entered into Rule 10b5-1 trading plans that remain in effect. The trading plans extend up to approximately one year from the date of this report. Under the Company's stock ownership guidelines, Mr. Benet has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amounts are calculated for purposes of the stock ownership guidelines). See "Executive Compensation—Compensation Discussion and Analysis—Stock Ownership Guidelines" in the Company's proxy statement filed with the SEC on March 17, 2010.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

        Set forth below is information concerning the Company's executive officers as of February 17, 2011.

Name	Age	Office
Jay S. Fishman	58	Chairman of the Board of Directors and Chief Executive Officer
Jay S. Benet	58	Vice Chairman and Chief Financial Officer
Charles J. Clarke	75	Vice Chairman
William H. Heyman	62	Vice Chairman and Chief Investment Officer
Alan D. Schnitzer	45	Vice Chairman, Chief Legal Officer and Executive Vice President—Financial, Professional and International Insurance
Brian W. MacLean	57	President and Chief Operating Officer
Andy F. Bessette	57	Executive Vice President and Chief Administrative Officer
Kenneth F. Spence, III	55	Executive Vice President and General Counsel
Doreen Spadorcia	53	Executive Vice President—Personal Insurance and Claim Services
Maria Olivo	46	Executive Vice President—Treasurer
William E. Cunningham, Jr.	45	Executive Vice President—Business Insurance
John P. Clifford, Jr.	55	Executive Vice President—Human Resources

        Jay S. Fishman, 58, has been Chairman since September 2005 and Chief Executive Officer of the Company since joining SPC in October 2001. He held the additional title of President from October 2001 until June 2008 and Chairman of SPC from October 2001 until the Merger. Mr. Fishman held several key executive posts at Citigroup Inc. from 1998 to October 2001, including Chairman, Chief Executive Officer and President of the Travelers insurance businesses. Starting in 1989, Mr. Fishman worked as an executive for Primerica, which became part of Citigroup.

        Jay S. Benet, 58, has been Vice Chairman and Chief Financial Officer since August 2005, and before that, he was Executive Vice President and Chief Financial Officer of the Company since the Merger, and from February 2002 until the Merger, he held those same offices at TPC. From March 2001 until January 2002, Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup and Chief Financial Officer for Citigroup's Global Consumer Europe, Middle East and Africa unit between April 2000 and March 2001. Before that, Mr. Benet spent 10 years in various executive positions with Travelers Life & Annuity, including Chief Financial Officer of Travelers Life & Annuity and Executive Vice President, Group Annuity from December 1998 to April 2000, and Senior Vice President Group Annuity from December 1996 to December 1998. Prior to joining Travelers Life & Annuity, Mr. Benet was a partner of Coopers & Lybrand (now PricewaterhouseCoopers).

        Charles J. "Chuck" Clarke, 75, has been Vice Chairman of the Company since the Merger at which time he was serving in the roles of President, Vice Chairman and Director of TPC. Mr. Clarke joined Travelers in 1958 as an assistant underwriter. During his tenure at Travelers, Mr. Clarke progressed through positions of increasing responsibility. Of note, he was appointed Senior Vice President for the National Accounts Group's property-casualty business in 1985 and subsequently assumed the responsibility of Chairman of Commercial Lines in 1990.

        William H. Heyman, 62, has been Chief Investment Officer of the Company since the Merger and Vice Chairman since May 2005. Prior to May 2005, he was Executive Vice President and Chief Investment Officer of the Company since the Merger. Prior to the Merger, he held those same offices with SPC since he joined SPC in May 2002. Mr. Heyman held various executive positions with Citigroup from 1995 through 2002, including the position of chairman of Citigroup Investments from 2000 to 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.

        Alan D. Schnitzer, 45, has been Vice Chairman and Chief Legal Officer since joining the Company in April 2007 and Executive Vice President—Financial, Professional and International Insurance since May 2008. Prior to that time, he was a partner at the law firm of Simpson Thacher & Bartlett LLP, where he advised corporate clients on a variety of transactions and general corporate law matters. Mr. Schnitzer joined Simpson Thacher in 1991.

        Brian W. MacLean, 57, has been Chief Operating Officer since May 2005 and President since June 2008. Prior to that, he had been Executive Vice President and Chief Operating Officer since May 2005. Prior to that, he had been Co-Chief Operating Officer of the Company since February 1, 2005. Before that, he was Executive Vice President, Claim Services for the Company, and prior thereto, for TPC. Prior to that, Mr. MacLean served as President of Select Accounts for TIGHI from July 1999 to January 2002. He also served as Chief Financial Officer of Claim Services from March 1993 to June 1996. From June 1996 to July 1999, Mr. MacLean was Chief Financial Officer for Commercial Lines. He joined TIGHI in 1988.

        Andy F. Bessette, 57, has been Executive Vice President and Chief Administrative Officer of the Company since the Merger, and prior to that, he held the same offices with SPC since joining SPC in January 2002. Before that, he was Vice President of Corporate Real Estate and Services for TPC. From 1980 to December 2001, Mr. Bessette held a number of management positions at TIGHI.

        Kenneth F. Spence, III, 55, has been Executive Vice President and General Counsel of the Company since January 2005. From August 2004 to January 2005, he was Senior Vice President and

General Counsel. Prior to that, Mr. Spence served in several leadership positions in the Company's Legal Services group, and from April 1998 until the Merger, in SPC's Legal Services Group. Mr. Spence joined SPC in April 1998, upon SPC's merger with USF&G Corporation, where he had served as legal counsel.

        Doreen Spadorcia, 53, has been Chief Executive Officer—Personal Insurance and Executive Vice President—Claim Services, since July 15, 2009. From March 2, 2005 to July 15, 2009, she was Executive Vice President—Claim Services. Prior to that, she was President and Chief Executive Officer of Bond operations for the Company since the Merger and, before that, for TPC since June 2002. From 1994 to May 2002, she managed the TPC Bond claim operation and served as General Counsel of that business unit. She joined TIGHI in 1986 as a claim attorney.

        Maria Olivo, 46, has been Executive Vice President—Treasurer since June 2009 and head of Strategic Development since July 2010. Prior to that, she was Executive Vice President—Market Development since October 2007. Since joining the company in 2002, Ms. Olivo has held a number of executive positions, including leading Corporate Development, Investor Relations and Corporate Communications. Prior to joining Travelers in 2002, Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 to June 2002. Prior to that, she was a director in Salomon Smith Barney's Investment Bank.

        William E. Cunningham, Jr., 45, has been Executive Vice President—Business Insurance since March 1, 2010. Prior to that, he served as Senior Vice President—Business Insurance where he was responsible for Commercial Accounts, Construction, Technology, Public Sector Services, Global Accounts, Excess Casualty and Oil & Gas since September 2007. In July 2006, he was named President and CEO of Commercial Accounts. He had been promoted to President of National Accounts in 2005 and President of Travelers Construction in April 2001. Prior to that, Mr. Cunningham served as Regional Vice President for the Northeast Region of National Accounts since July 1997, after serving as Managing Director of the Northeastern territory for National Accounts since 1996. He began his career with Travelers in 1987 as an account executive in the Commercial Accounts marketing department in Albany, New York.

        John P. Clifford, Jr., 55, has been Executive Vice President—Human Resources since May 2007, and before that he was Senior Vice President—Human Resources of the Company since the Merger, and from February 2002 until the Merger, he held that same office at SPC. From January 1994 through February 2002 he managed compensation and benefits for SPC and was named Vice President in 1999. He joined SPC in 1984 as a compensation analyst.

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

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 26, 2011 are incorporated herein by reference: "Item 1—Election of Directors—Nominees for Election as Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors Information."

Item 11.    EXECUTIVE COMPENSATION

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 26, 2011 are incorporated herein by reference: "Executive Compensation," "Tabular Executive Compensation Disclosure" and "Non-Employee Director Compensation."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The "Share Ownership Information" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 26, 2011 is incorporated herein by reference.

 EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2010 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan (the 2004 Incentive Plan) which replaced prior share-based incentive plans (legacy plans). In connection with the adoption of the 2004 Incentive Plan, legacy share-based compensation plans were terminated. Outstanding grants were not affected by the termination of these legacy plans, including the reload method of option exercise related to prior option grants under the legacy plans, and these option holders may continue to use the reload exercise method.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	26,304,005	$39.68 per share	49,525,872	(3)
Equity compensation plans not approved by security holders(2)	39,143	$46.16 per share	—

Total	26,343,148	$39.69 per share	49,525,872	(3)

(1)
In addition to the 2004 Incentive Plan, these numbers also include the St. Paul Global Stock Option Plan and certain plans for St. Paul's employees in the United Kingdom and Ireland. Shares of deferred stock or phantom stock units that may be settled in shares of common stock are included in column (a) of the table, but are not included in column (b) for purposes of the weighted average exercise price of stock options.

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

(3)
These shares are available for grant as of December 31, 2010 under the 2004 Incentive Plan pursuant to which the Compensation Committee of the board of directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company's common stock. The 2004 Incentive Plan had 35 million shares initially authorized for issuance. In addition to these 35 million shares, the following shares will become available for grant under the 2004 Incentive Plan, and, to the extent such shares became available as of December 31, 2010, they are included in the table as available for grant: (i) shares covered by outstanding awards under the 2004 Incentive Plan and legacy plans that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally; and (iii) shares purchased by the Company on the open market using cash from option exercises, as limited by the 2004 Incentive Plan.

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

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The "Governance of Your Company—Significant Governance Practices" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 26, 2011 is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The "Item 2—Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 26, 2011 is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Documents filed as a part of the report:

  (1)
  Financial Statements. See Index to Consolidated Financial Statements on page 152 hereof.

  (2)
  Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 259 hereof.

  (3)
  Exhibits:

    See Exhibit Index on pages 268-271 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRAVELERS COMPANIES, INC. (Registrant)
Date: February 17, 2011	By	/s/ MATTHEW S. FURMAN Matthew S. Furman Senior Vice President (Authorized Signatory)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ JAY S. FISHMAN Jay S. Fishman	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 17, 2011
By	/s/ JAY S. BENET Jay S. Benet	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 17, 2011
By	/s/ DOUGLAS K. RUSSELL Douglas K. Russell	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 17, 2011
By	* Alan L. Beller	Director	February 17, 2011
By	* John H. Dasburg	Director	February 17, 2011
By	* Janet M. Dolan	Director	February 17, 2011
By	* Kenneth M. Duberstein	Director	February 17, 2011
By	* Lawrence G. Graev	Director	February 17, 2011
By	* Patricia L. Higgins	Director	February 17, 2011

Date
By	* Thomas R. Hodgson	Director	February 17, 2011
By	* Cleve L. Killingsworth, Jr.	Director	February 17, 2011
By	* Blythe J. McGarvie	Director	February 17, 2011
By	* Donald J. Shepard	Director	February 17, 2011
By	* Laurie J. Thomsen	Director	February 17, 2011
*By	/s/ MATTHEW S. FURMAN Matthew S. Furman, Attorney-in-fact		February 17, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        Under date of February 17, 2011, we reported on the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

/s/ KPMG LLP KPMG LLP

New York, New York
February 17, 2011

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2010	2009	2008
Revenues
Net investment income	$11	$24	$52
Net realized investment gains	7	128	27
Other revenues	(60)	—	5

Total revenues	(42)	152	84

Expenses
Interest	315	311	297
Other	14	(3)	32

Total expenses	329	308	329

Loss before income taxes and equity in net income of subsidiaries	(371)	(156)	(245)
Income tax expense (benefit)	(90)	(95)	13

Loss before equity in net income of subsidiaries	(281)	(61)	(258)
Equity in net income of subsidiaries	3,497	3,683	3,182

Net income	$3,216	$3,622	$2,924

For the year ended December 31,	2010	2009	2008
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$—	$(1)	$(5)
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	—	—	—

Other-than-temporary impairment losses	—	(1)	(5)
Other net realized investment gains	7	129	32

Net realized investment gains	$7	$128	$27

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

CONDENSED BALANCE SHEET

At December 31,	2010	2009
Assets
Fixed maturities	$20	$293
Equity securities	66	57
Short-term securities	3,584	1,861
Investment in subsidiaries	27,422	30,608
Other assets	139	197

Total assets	$31,231	$33,016

Liabilities
Debt	$5,460	$5,372
Other liabilities	298	234

Total liabilities	5,758	5,606

Shareholders' equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 issued and outstanding)	68	79
Common stock (1,748.6 shares authorized, 434.6 and 520.3 shares issued and outstanding)	20,162	19,593
Retained earnings	18,845	16,310
Accumulated other changes in equity from nonowner sources	1,255	1,219
Treasury stock, at cost (296.6 and 199.6 shares)	(14,857)	(9,791)

Total shareholders' equity	25,473	27,410

Total liabilities and shareholders' equity	$31,231	$33,016

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2010	2009	2008
Cash flows from operating activities
Net income	$3,216	$3,622	$2,924
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(3,497)	(3,683)	(3,182)
Dividends received from consolidated subsidiaries	6,676	3,497	3,361
Capital repaid from subsidiaries	19	20	40
Deferred federal income tax (benefit) expense	(46)	100	169
Change in income taxes payable	63	22	63
Other	411	(301)	(273)

Net cash provided by operating activities	6,842	3,277	3,102

Cash flows from investing activities
Net purchases of short-term securities	(1,723)	(21)	(666)
Other investments, net	99	183	70

Net cash provided by (used in) investing activities	(1,624)	162	(596)

Cash flows from financing activities
Issuance of debt	1,234	494	496
Payment of debt	(1,156)	(141)	(149)
Dividends paid to shareholders	(673)	(693)	(715)
Treasury stock acquired—share repurchase authorization	(4,998)	(3,259)	(2,167)
Treasury stock acquired—net employee share-based compensation	(40)	(29)	(29)
Issuance of common stock-employee share options	408	180	89
Other	10	10	(45)

Net cash used in financing activities	(5,215)	(3,438)	(2,520)

Net increase (decrease) in cash	3	1	(14)
Cash at beginning of year	1	—	14

Cash at end of year	$4	$1	$—

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$116	$225	$229
Cash paid during the year for interest	$324	$312	$295

The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

NOTES TO THE CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1. OTHER REVENUES

        In 2010, other revenues included $60 million of expenses related to the Company's purchase and retirement of $885 million of its $1.0 billion 6.25% fixed-to-floating rate junior subordinated debentures.

2. GUARANTEES

        The Travelers Companies, Inc. (TRV) is the named guarantor for various guarantees. These guarantees include contingent obligations for guarantees related to letters of credit, subsidiary debt obligations, issuance of debt securities, certain investments, and various indemnifications, including those related to the sale of business entities. TRV also provides standard indemnifications to service providers in the normal course of business. The indemnification clauses are often standard contractual terms. Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, TRV is unable to develop an estimate of the maximum potential payments for such arrangements.

        In the ordinary course of selling business entities to third parties, TRV has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of TRV and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation. Such indemnification provisions generally survive for periods ranging from 2 years following the applicable closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be other agreed upon term limitations or no term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before TRV is obligated to make payments. The maximum amount of TRV's contingent obligation was $208 million at December 31, 2010, of which $9 million was recognized on the balance sheet at that date.

        TRV has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.20 billion at December 31, 2010. Prior to the merger of TPC and SPC in 2004, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary TIGHI. TRV has fully and unconditionally guaranteed such guarantee obligations of TPC. See note 17 to the Company's consolidated financial statements.

        On November 3, 2010, an indirect subsidiary of TRV entered into a definitive agreement to commence a joint venture with J. Malucelli Participações em Seguros e Resseguros S.A, a Brazilian company ("J. Malucelli"), through the acquisition of approximately 43% of J. Malucelli's common stock. TRV unconditionally guaranteed to J. Malucelli the full and complete payment by the indirect subsidiary on or prior to the closing date. The maximum amount of TRV's contingent obligation is R$63 million Brazilian Reais, which was equivalent to $38 million in U.S. dollars at December 31, 2010. See note 15 to the Company's consolidated financial statements for further information regarding this transaction.

        SCHEDULE III

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Supplementary Insurance Information
2008-2010
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income(a)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(b)	Net Written Premiums
2010
Business Insurance	$806	$40,272	$5,364	$10,766	$2,156	$6,504	$1,749	$1,904	$10,857
Financial, Professional & International Insurance	352	6,999	2,139	3,317	439	1,700	612	608	3,211
Personal Insurance	624	3,791	3,418	7,349	464	5,006	1,441	867	7,567

Total—Reportable Segments	1,782	51,062	10,921	21,432	3,059	13,210	3,802	3,379	21,635
Other	—	69	—	—	—	—	—	415	—

Consolidated	$1,782	$51,131	$10,921	$21,432	$3,059	$13,210	$3,802	$3,794	$21,635

2009
Business Insurance	$791	$42,057	$5,380	$10,968	$1,902	$6,037	$1,775	$1,966	$10,902
Financial, Professional & International Insurance	369	7,197	2,276	3,333	452	1,747	622	579	3,285
Personal Insurance	598	3,800	3,205	7,117	422	4,624	1,416	784	7,149

Total—Reportable Segments	1,758	53,054	10,861	21,418	2,776	12,408	3,813	3,329	21,336
Other	—	73	—	—	—	—	—	419	—

Consolidated	$1,758	$53,127	$10,861	$21,418	$2,776	$12,408	$3,813	$3,748	$21,336

2008
Business Insurance	$813	$43,982	$5,552	$11,180	$1,917	$6,608	$1,818	$2,080	$11,220
Financial, Professional & International Insurance	366	6,741	2,250	3,429	454	1,769	652	583	3,468
Personal Insurance	595	3,923	3,155	6,970	421	4,616	1,410	829	6,995

Total—Reportable Segments	1,774	54,646	10,957	21,579	2,792	12,993	3,880	3,492	21,683
Other	—	77	—	—	—	—	—	396	—

Consolidated	$1,774	$54,723	$10,957	$21,579	$2,792	$12,993	$3,880	$3,888	$21,683

(a)
See note 2 to the consolidated financial statements for discussion of the method used to allocate net investment income and invested assets to the identified segments.

(b)
Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

SCHEDULE V

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2010
Reinsurance recoverables	$523	$—	$—	$160	$363
Allowance for uncollectible:
Premiums receivable from underwriting activities	$130	$45	$(1)	$58	$116
Deductibles	$49	$(8)	$—	$4	$37
2009
Reinsurance recoverables	$618	$—	$—	$95	$523
Allowance for uncollectible:
Premiums receivable from underwriting activities	$130	$61	$2	$63	$130
Deductibles	$66	$(4)	$—	$13	$49
2008
Reinsurance recoverables	$688	$—	$176	$246	$618
Allowance for uncollectible:
Premiums receivable from underwriting activities	$138	$41	$—	$49	$130
Deductibles	$57	$13	$—	$4	$66

(1)
Charged to claims and claim adjustment expenses in the consolidated statement of income.

(2)
Credited to the related asset account.

SCHEDULE VI

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations(1)
2008-2010
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:
		Claims and Claim Adjustment Expense Reserves	Discount From Reserves for Unpaid Claims
										Paid Claims and Claim Adjustment Expenses
Affiliation with Registrant(2)	Deferred Acquisition Costs			Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year	Amortization of Deferred Acquisition Costs		Net Written Premiums
2010	$1,782	$51,062	$1,188	$10,921	$21,432	$3,059	$14,452	$(1,417)	$3,802	$13,697	$21,635
2009	$1,758	$53,054	$1,163	$10,861	$21,418	$2,776	$13,681	$(1,449)	$3,813	$12,918	$21,336
2008	$1,774	$54,646	$1,012	$10,957	$21,579	$2,792	$14,504	$(1,725)	$3,880	$13,117	$21,683

(1)
Excludes accident and health insurance business.

(2)
Consolidated property-casualty insurance operations.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the "Company"), effective as of May 1, 2007, were filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and are incorporated herein by reference.
3.2		Amended and Restated Bylaws of the Company, effective as of February 18, 2009, were filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and are incorporated herein by reference.
10.1		Trademark License Agreement, dated as of August 19, 2002, by and between Travelers Property Casualty Corp. ("TPC") and The Travelers Insurance Company, was filed as Exhibit 10.2 to TPC's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2002, and is incorporated herein by reference.
10.2		Revolving Credit Agreement, dated June 10, 2010, between the Company and a syndicate of financial institutions, was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2010, and is incorporated herein by reference.
10.3	*	Letter Agreement between Alan D. Schnitzer and the Company, dated April 15, 2007, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.
10.4	*	The Company's Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.
10.5	*	Form of Executive Officer Capital Accumulation Program Restricted Stock Award Notification and Agreement was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.
10.6	*	The St. Paul Companies, Inc. ("SPC") Deferred Stock Plan for Non-Employee Directors was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.
10.7	*	The SPC Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.
10.8	*	The SPC Directors' Charitable Award Program, as amended, was filed as Exhibit 10(d) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.
10.9	*	The SPC Annual Incentive Plan was filed as an exhibit to the SPC Proxy Statement relating to the SPC 1999 Annual Meeting of Shareholders that was held on May 4, 1999 and is incorporated herein by reference.
10.10	*	The SPC Deferred Management Incentive Awards Plan was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.
10.11	*	The SPC Directors' Deferred Compensation Plan was filed as Exhibit 10(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.
10.12	*	The SPC Benefit Equalization Plan—2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.13	*	TPC Compensation Plan for Non-Employee Directors, as amended on January 22, 2004, was filed as Exhibit 10.16 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.
10.14	*	TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.15	*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.16	*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.17	*	The Company's Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009, was filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-157091) dated February 4, 2009, and is incorporated herein by reference.
10.18	*	Amended and Restated Time Sharing Agreement, effective August 3, 2010, by and between the Company and Jay S. Fishman, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2010, and is incorporated herein by reference.
10.19	*	The Travelers Severance Plan (as amended through May 10, 2007) was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.
10.20		Amended and Restated Tax Allocation Agreement, dated as of March 27, 2002, between TPC and Citigroup Inc., was filed as Exhibit 10.2 to TPC's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.
10.21	*	Form of Non-Solicitation and Non-Disclosure Agreement for Executive Officers, amending The St. Paul Travelers Companies, Inc. Severance Plan, was filed as Exhibit 99 to the Company's Form 8-K filed on February 16, 2006, and is incorporated herein by reference.
10.22	*	Current Director Compensation Program, effective as of August 3, 2010, was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2010, and is incorporated herein by reference.
10.23	*	Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated as of December 19, 2008, was filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.24	*	The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.25	*	The Company's Amended and Restated Deferred Compensation Plan for Non-Employee Directors was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.26†	*	Form of Stock Option Grant Notification and Agreement is filed herewith.
10.27†	*	Form of Performance Share Award Notification and Agreement (2011) is filed herewith.
10.28†	*	Form of Restricted Stock Unit Award Notification and Agreement is filed herewith.

Exhibit Number		Description of Exhibit
10.29†	*	Form of Performance Share Award Notification and Agreement for Jay S. Fishman (2011) is filed herewith.
10.30†	*	Form of Non-Employee Director Annual Deferred Stock Award Notification and Agreement is filed herewith.
10.31	*	Fifth Amendment to the Travelers Severance Plan was filed as Exhibit 10.35 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.32	*	The Travelers Benefit Equalization Plan, as Amended and Restated effective as of January 1, 2009, was filed as Exhibit 10.36 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.33	*	First Amendment to The Travelers Companies, Inc. Deferred Compensation Plan was filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.34	*	First Amendment to The Travelers Companies, Inc. Benefit Equalization Plan was filed as Exhibit 10.38 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.35	*	Sixth Amendment to The Travelers Companies, Inc. Severance Plan was filed as Exhibit 10.39 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.36	*	First Amendment to The Travelers Companies, Inc. Senior Executive Performance Plan was filed as Exhibit 10.40 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.37	*	Seventh Amendment to The Travelers Companies, Inc. Severance Plan was filed as Exhibit 10.41 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.38	*	The Travelers Companies, Inc. Policy Regarding Executive Incentive Recoupment was filed as Exhibit 10.42 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.39	*	Form of Non-Competition Agreement was filed as Exhibit 10.43 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.40	*	Form of Restricted Stock Unit Award Notification and Agreement (For Management Committee Member Executing Non-Compete) was filed as Exhibit 10.44 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.41	*	Form of Performance Share Award Notification and Agreement (2009) was filed as Exhibit 10.31 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.42	*	Form of Performance Share Award Notification and Agreement for Jay S. Fishman (2009) was filed as Exhibit 10.33 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.43†	*	Eighth Amendment to The Travelers Companies, Inc. Severance Plan is filed herewith.
10.44	*	Form of Performance Share Award Notification and Agreement (2010) was filed as Exhibit 10.31 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.45	*	Form of Performance Share Award Notification and Agreement for Jay S. Fishman (2010) was filed as Exhibit 10.33 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
12.1†		Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.
21.1†		A list of the subsidiaries of the Company is filed herewith.
23.1†		Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP's audit report into Registration Statements on Forms S-8 of the Company (SEC File No. 33-56987, No. 333-50943, No. 333-63114, No. 333-63118, No. 333-65726, No. 333-107698, No. 333-107699, No. 333-114135, No. 333-117726, No. 333-120998, No. 333-128026, No. 333-157091, No. 333-157092 and No. 333-164972) and Form S-3 (SEC File No. 333-156132) is filed herewith.
24.1†		Power of Attorney is filed herewith.
31.1†		Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2†		Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1†		Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2†		Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
101.1†		The following financial information from The Travelers Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2010, 2009 and 2008; (ii) Consolidated Balance Sheet at December 31, 2010 and 2009; (iii) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2010, 2009 and 2008; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008; (v) Notes to Consolidated Financial Statements; and (vi) Financial Statement Schedules.

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