Form 10-Q
period 2011-03-31
TRAVELERS COMPANIES, INC.
filed 2011-04-21
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 15, 2011 was 418,872,308.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2011

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

For the three months ended March 31,	2011	20l0
Revenues
Premiums	$5,371	$5,230
Net investment income	779	753
Fee income	74	79
Net realized investment gains	20	25
Other revenues	34	32

Total revenues	6,278	6,119

Claims and expenses
Claims and claim adjustment expenses	3,382	3,388
Amortization of deferred acquisition costs	948	929
General and administrative expenses	883	847
Interest expense	96	98

Total claims and expenses	5,309	5,262

Income before income taxes	969	857
Income tax expense	130	210

Net income	$839	$647

Net income per share
Basic	$1.94	$1.26

Diluted	$1.92	$1.25

Weighted average number of common shares outstanding
Basic	428.2	508.4

Diluted	434.4	515.1

For the three months ended March 31,	2011	2010
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$2	$(1)
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(6)	(9)

Other-than-temporary impairment losses	(4)	(10)

Other net realized investment gains	24	35

Net realized investment gains	$20	$25

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (including $164 and $186 subject to securities lending) (amortized cost $59,720 and $60,170)	$62,276	$62,820
Equity securities, available for sale, at fair value (cost $421 and $372)	583	519
Real estate	866	838
Short-term securities	5,652	5,616
Other investments	3,014	2,929

Total investments	72,391	72,722

Cash	239	200
Investment income accrued	736	791
Premiums receivable	5,668	5,497
Reinsurance recoverables	11,786	11,994
Ceded unearned premiums	911	813
Deferred acquisition costs	1,801	1,782
Deferred tax asset	357	493
Contractholder receivables	5,271	5,343
Goodwill	3,365	3,365
Other intangible assets	482	502
Other assets	2,245	2,154

Total assets	$105,252	$105,656

Liabilities
Claims and claim adjustment expense reserves	$51,440	$51,606
Unearned premium reserves	11,116	10,921
Contractholder payables	5,271	5,343
Payables for reinsurance premiums	513	407
Debt	6,611	6,611
Other liabilities	5,058	5,293

Total liabilities	80,009	80,181

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	66	68
Common stock (1,748.6 shares authorized; 420.3 and 434.6 shares issued and outstanding)	20,370	20,162
Retained earnings	19,538	18,847
Accumulated other changes in equity from nonowner sources	1,272	1,255
Treasury stock, at cost (316.3 and 296.6 shares)	(16,003)	(14,857)

Total shareholders’ equity	25,243	25,475

Total liabilities and shareholders’ equity	$105,252	$105,656

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the three months ended March 31,	2011	2010
Convertible preferred stock—savings plan
Balance, beginning of year	$68	$79
Redemptions during period	(2)	(2)

Balance, end of period	66	77

Common stock
Balance, beginning of year	20,162	19,593
Employee share-based compensation	156	119
Compensation amortization under share-based plans and other changes	52	50

Balance, end of period	20,370	19,762

Retained earnings
Balance, beginning of year	18,847	16,315
Net income	839	647
Dividends	(156)	(169)
Other	8	(1)

Balance, end of period	19,538	16,792

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	1,255	1,219
Change in net unrealized gain on investment securities:
Having no credit losses recognized in the consolidated statement of income	(60)	54
Having credit losses recognized in the consolidated statement of income	18	23
Net change in unrealized foreign currency translation and other changes	59	(25)

Balance, end of period	1,272	1,271

Treasury stock (at cost)
Balance, beginning of year	(14,857)	(9,791)
Treasury shares acquired — share repurchase authorization	(1,100)	(1,400)
Net shares acquired related to employee share-based compensation plans	(46)	(40)

Balance, end of period	(16,003)	(11,231)

Total common shareholders’ equity	25,177	26,594

Total shareholders’ equity	$25,243	$26,671

Common shares outstanding
Balance, beginning of year	434.6	520.3
Treasury shares acquired — share repurchase authorization	(18.9)	(27.0)
Net shares issued under employee share-based compensation plans	4.6	3.7

Balance, end of period	420.3	497.0

Summary of changes in equity from nonowner sources
Net income	$839	$647
Other changes in equity from nonowner sources, net of tax	17	52

Total changes in equity from nonowner sources	$856	$699

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the three months ended March 31,	2011	2010
Cash flows from operating activities
Net income	$839	$647
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(20)	(25)
Depreciation and amortization	208	216
Deferred federal income tax expense	153	76
Amortization of deferred acquisition costs	948	929
Equity in income from other investments	(122)	(45)
Premiums receivable	(167)	(97)
Reinsurance recoverables	218	86
Deferred acquisition costs	(964)	(939)
Claims and claim adjustment expense reserves	(251)	(224)
Unearned premium reserves	175	86
Other	(384)	(179)

Net cash provided by operating activities	633	531

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,849	1,229
Proceeds from sales of investments:
Fixed maturities	490	1,646
Equity securities	8	19
Real estate	—	9
Other investments	161	114
Purchases of investments:
Fixed maturities	(1,824)	(2,175)
Equity securities	(51)	(5)
Real estate	(30)	(3)
Other investments	(107)	(104)
Net (purchases) sales of short-term securities	(31)	202
Securities transactions in course of settlement	134	95
Other	(69)	(75)

Net cash provided by investing activities	530	952

Cash flows from financing activities
Dividends paid to shareholders	(155)	(168)
Issuance of common stock — employee share options	168	123
Treasury stock acquired — share repurchase authorization	(1,104)	(1,407)
Treasury stock acquired — net employee share-based compensation	(44)	(38)
Excess tax benefits from share-based payment arrangements	7	4

Net cash used in financing activities	(1,128)	(1,486)

Effect of exchange rate changes on cash	4	(1)

Net increase (decrease) in cash	39	(4)
Cash at beginning of year	200	255

Cash at end of period	$239	$251

Supplemental disclosure of cash flow information
Income taxes paid	$112	$44
Interest paid	$35	$63

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  Certain reclassifications have been made to the 2010 consolidated financial statements and notes to conform to the 2011 presentation.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2010 Annual Report on Form 10-K.

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

Adoption of Accounting Standards Updates

Intangibles — Goodwill and Other

In December 2010, the Financial Accounting Standards Board (FASB) issued updated guidance that modifies the goodwill impairment test.   Under the updated guidance, goodwill is tested for impairment using a two-step process.  The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill.  If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any.   The second step is to determine the implied fair value of the reporting unit’s goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare the implied fair value with the carrying amount of the goodwill.   If the carrying amount exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

The updated guidance requires that, if the carrying amount of a reporting unit becomes zero or negative, the second step of the impairment test must be performed when it is more likely than not that a goodwill impairment loss exists.  In considering whether it is more likely than not that an impairment loss exists, a company is required to evaluate qualitative factors, including the factors presented in existing guidance that trigger an interim impairment test of goodwill (e.g., a significant adverse change in business climate or an anticipated sale of a reporting unit).  The provisions of the guidance were effective for annual and interim periods beginning after December 15, 2010.  The adoption of this guidance in January 2011 did not have any effect on the Company’s results of operations, financial position or liquidity.

Accounting Standards Not Yet Adopted

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued updated guidance to address diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred.  If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs.

The updated guidance is effective for periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have any impact on the Company’s results of operations, financial position or liquidity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Unaudited), Continued

Creditors’ Evaluation of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued updated guidance to clarify whether a modification or restructuring of a receivable is considered a troubled debt restructuring, i.e., whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  A modification or restructuring that is considered a troubled debt restructuring will result in the creditor having to account for the receivable as being impaired and will also result in additional disclosure of the creditors’ troubled debt restructuring activities.  The updated guidance is effective for the first interim period beginning on or after June 15, 2011 and is to be applied on a retrospective basis to the beginning of the annual period of adoption.

The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

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

Financial, Professional & International Insurance

The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which primarily use credit-based underwriting processes, as well as property and casualty products that are primarily marketed on a domestic basis in the United Kingdom, Canada and the Republic of Ireland, and on an international basis through Lloyd’s.  The segment includes Bond & Financial Products as well as International.

On November 3, 2010, an indirect subsidiary of the Company entered into a definitive agreement to commence a joint venture with J. Malucelli Participações em Seguros e Resseguros S.A, a Brazilian company (“J. Malucelli”), through the acquisition of approximately 43% of J. Malucelli’s common stock.  J. Malucelli is currently the market leader in surety in Brazil based on market share.  The transaction is subject to customary closing conditions and is expected to be finalized in the second quarter of 2011.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended March 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2011
Premiums	$2,745	$773	$1,853	$5,371
Net investment income	556	106	117	779
Fee income	74	—	—	74
Other revenues	9	7	18	34

Total operating revenues (1)	$3,384	$886	$1,988	$6,258

Operating income (1)	$604	$120	$170	$894

2010
Premiums	$2,628	$824	$1,778	$5,230
Net investment income	528	111	114	753
Fee income	79	—	—	79
Other revenues	6	6	20	32

Total operating revenues (1)	$3,241	$941	$1,912	$6,094

Operating income (1)	$567	$86	$59	$712

(1)                   Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2011	2010
Revenue reconciliation
Earned premiums
Business Insurance:
Workers’ compensation	$680	$600
Commercial automobile	473	471
Property	401	423
General liability	428	425
Commercial multi-peril	762	710
Other	1	(1)

Total Business Insurance	2,745	2,628

Financial, Professional & International Insurance:
Fidelity and surety	234	247
General liability	208	226
International	298	318
Other	33	33

Total Financial, Professional & International Insurance	773	824

Personal Insurance:
Automobile	915	904
Homeowners and other	938	874

Total Personal Insurance	1,853	1,778

Total earned premiums	5,371	5,230
Net investment income	779	753
Fee income	74	79
Other revenues	34	32

Total operating revenues for reportable segments	6,258	6,094
Net realized investment gains	20	25

Total consolidated revenues	$6,278	$6,119

Income reconciliation, net of tax
Total operating income for reportable segments	$894	$712
Interest Expense and Other (1)	(68)	(81)

Total operating income	826	631
Net realized investment gains	13	16

Total consolidated net income	$839	$647

(1)   The primary component of Interest Expense and Other is after-tax interest expense of $62 million and $64 million for the three months ended March 31, 2011 and 2010, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	March 31, 2011	December 31, 2010
Asset reconciliation:
Business Insurance	$77,687	$78,165
Financial, Professional & International Insurance	13,702	13,461
Personal Insurance	13,271	13,423

Total assets for reportable segments	104,660	105,049
Other assets (1)	592	607

Total consolidated assets	$105,252	$105,656

(1)                   The primary components of other assets at both dates were other intangible assets and deferred tax assets.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2011, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,112	$82	$—	$2,194
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,678	490	1	7,167
All other	30,831	1,079	129	31,781

Total obligations of states, municipalities and political subdivisions	37,509	1,569	130	38,948
Debt securities issued by foreign governments	2,013	42	6	2,049
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,701	240	12	3,929
All other corporate bonds	14,352	822	54	15,120
Redeemable preferred stock	33	3	—	36

Total	$59,720	$2,758	$202	$62,276

	Amortized	Gross Unrealized		Fair
(at December 31, 2010, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,914	$94	$—	$2,008
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,787	505	1	7,291
All other	31,277	1,121	154	32,244

Total obligations of states, municipalities and political subdivisions	38,064	1,626	155	39,535
Debt securities issued by foreign governments	2,156	50	4	2,202
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,952	248	36	4,164
All other corporate bonds	14,051	876	51	14,876
Redeemable preferred stock	33	2	—	35

Total	$60,170	$2,896	$246	$62,820

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Pre-refunded bonds of $7.17 billion and $7.29 billion at March 31, 2011 and December 31, 2010, respectively, were bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at March 31, 2011, in millions)	Cost	Gains	Losses	Value
Common stock	$247	$116	$—	$363
Non-redeemable preferred stock	174	49	3	220

Total	$421	$165	$3	$583

		Gross Unrealized		Fair
(at December 31, 2010, in millions)	Cost	Gains	Losses	Value
Common stock	$198	$106	$—	$304
Non-redeemable preferred stock	174	46	5	215

Total	$372	$152	$5	$519

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at March 31, 2011 and December 31, 2010, the aggregate fair value and gross unrealized losses by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at March 31, 2011, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$473	$—	$—	$—	$473	$—
Obligations of states, municipalities and political subdivisions	5,359	122	141	8	5,500	130
Debt securities issued by foreign governments	444	6	6	—	450	6
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	149	1	196	11	345	12
All other corporate bonds	1,678	37	111	17	1,789	54
Redeemable preferred stock	—	—	—	—	—	—

Total fixed maturities	8,103	166	454	36	8,557	202

Equity securities
Common stock	33	—	1	—	34	—
Non-redeemable preferred stock	21	—	48	3	69	3

Total equity securities	54	—	49	3	103	3

Total	$8,157	$166	$503	$39	$8,660	$205

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2010, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$155	$—	$—	$—	$155	$—
Obligations of states, municipalities and political subdivisions	5,854	149	139	6	5,993	155
Debt securities issued by foreign governments	419	4	13	—	432	4
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	77	1	420	35	497	36
All other corporate bonds	1,255	32	185	19	1,440	51
Redeemable preferred stock	—	—	3	—	3	—

Total fixed maturities	7,760	186	760	60	8,520	246

Equity securities
Common stock	3	—	3	—	6	—
Non-redeemable preferred stock	45	1	49	4	94	5

Total equity securities	48	1	52	4	100	5

Total	$7,808	$187	$812	$64	$8,620	$251

The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at March 31, 2011, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	3	—	—	10	13

Total fixed maturities	3	—	—	10	13
Equity securities	—	—	—	—	—

Total	$3	$—	$—	$10	$13

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the three months ended March 31, in millions)	2011	2010
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—
Obligations of states, municipalities and political subdivisions	—	—
Debt securities issued by foreign governments	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2	1
All other corporate bonds	2	5
Redeemable preferred stock	—	—

Total fixed maturities	4	6

Equity securities
Common stock	—	1
Non-redeemable preferred stock	—	—

Total equity securities	—	1

Other investments	—	3

Total	$4	$10

The following tables present a roll-forward of the credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in accumulated other changes in equity from nonowner sources:

(for the three months ended March 31, 2011, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Year	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$47	$—	$2	$—	$—	$49
All other corporate bonds	88	1	1	(1)	1	90

Total fixed maturities	$135	$1	$3	$(1)	$1	$139

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

(for the three months ended March 31, 2010, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Year	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$46	$—	$1	$—	$—	$47
All other corporate bonds	93	—	2	(4)	1	92

Total fixed maturities	$139	$—	$3	$(4)	$1	$139

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

Other Investments

At March 31, 2011 and December 31, 2010, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $63 million and $57 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at March 31, 2011 and December 31, 2010 in the amount disclosed in Level 3. The Company holds investments in various publicly-traded securities which are reported in other investments.  The $43 million and $42 million fair value of these investments at March 31, 2011 and December 31, 2010, respectively, was disclosed in Level 1.  These investments include securities in the Company’s trading portfolio, mutual funds and other small holdings.

Derivatives

At March 31, 2011 and December 31, 2010, the Company held $31 million and $37 million, respectively, of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2 — fixed maturities.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at March 31, 2011 and December 31, 2010.

(at March 31, 2011, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,194	$2,182	$12	$—
Obligations of states, municipalities and political subdivisions	38,948	—	38,926	22
Debt securities issued by foreign governments	2,049	—	2,049	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,929	—	3,928	1
All other corporate bonds	15,120	—	14,973	147
Redeemable preferred stock	36	35	1	—

Total fixed maturities	62,276	2,217	59,889	170

Equity securities
Common stock	363	340	23	—
Non-redeemable preferred stock	220	133	87	—

Total equity securities	583	473	110	—

Other investments	106	43	—	63

Total	$62,965	$2,733	$59,999	$233

The Company did not have significant transfers between Levels 1 and 2 during the quarter ended March 31, 2011.

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

The Company did not have significant transfers between Levels 1 and 2 during the year ended December 31, 2010.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

The following tables present the changes in the Level 3 fair value category during the three months ended March 31, 2011 and the twelve months ended December 31, 2010.

(in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2010	$230	$57	$287
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses) (1)	—	3	3
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	—	5	5
Purchases, sales and settlements/maturities:
Purchases	35	2	37
Sales	—	(4)	(4)
Settlements/maturities	(16)	—	(16)
Gross transfers into Level 3	8	—	8
Gross transfers out of Level 3 (2)	(87)	—	(87)

Balance at March 31, 2011	$170	$63	$233

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                  Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(2)                  During the quarter ended March 31, 2011, approximately $81 million of municipal fixed maturity securities were valued using observable market data which resulted in a transfer out of Level 3 into Level 2.  In prior periods, these securities were valued internally using unobservable inputs.

(in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2009	$240	$154	$394
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses) (1)	5	2	7
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	10	11	21
Purchases, sales and settlements/maturities:
Purchases	44	3	47
Sales	(9)	(113)	(122)
Settlements/maturities	(41)	—	(41)
Gross transfers into Level 3	13	—	13
Gross transfers out of Level 3	(32)	—	(32)

Balance at December 31, 2010	$230	$57	$287

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)     Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2011 or twelve months ended December 31, 2010.

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

The carrying values of $609 million and $647 million of financial instruments classified as other assets approximated their fair values at March 31, 2011 and December 31, 2010, respectively.  The carrying values of $3.55 billion and $3.75 billion of financial instruments classified as other liabilities at March 31, 2011 and December 31, 2010, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

The carrying value and fair value of the Company’s debt at March 31, 2011 was $6.61 billion and $7.07 billion, respectively. The respective totals at December 31, 2010 were $6.61 billion and $7.21 billion.  The Company utilized a pricing service to estimate fair value measurements for approximately 96% and 94% of its debt, other than commercial paper, at March 31, 2011 and December 31, 2010, respectively.  The pricing service utilizes market quotations for debt that have quoted prices in active markets.  For the small amount of the Company’s debt securities for which a pricing service is not used, the Company utilizes pricing estimates from a nationally recognized broker/dealer to estimate fair value.  If estimates of fair value are unavailable from the pricing service or the broker/dealer, the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs.

The fair value of commercial paper included in debt outstanding at March 31, 2011 and December 31, 2010 approximated its book value because of its short-term nature.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at March 31, 2011 and December 31, 2010:

(in millions)	March 31, 2011	December 31, 2010
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	557
Personal Insurance	613	613
Other	27	27

Total	$3,365	$3,365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at March 31, 2011 and December 31, 2010:

(at March 31, 2011, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$797	$138
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	63	128

Total intangible assets subject to amortization	1,126	860	266
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$860	$482

(at December 31, 2010, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$783	$152
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	57	134

Total intangible assets subject to amortization	1,126	840	286
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$840	$502

(1)          The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

(for the three months ended March 31, in millions)	2011	2010
Customer-related	$14	$17
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	6	7

Total amortization expense	$20	$24

Intangible asset amortization expense is estimated to be $49 million for the remainder of 2011, $52 million in 2012, $45 million in 2013, $43 million in 2014 and $23 million in 2015.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.             SHARE REPURCHASE AUTHORIZATION

The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, catastrophe losses, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors. In January 2011, the board of directors approved a share repurchase authorization that added an additional $5 billion of repurchase capacity to the $1.51 billion of capacity remaining at December 31, 2010.  During the three months ended March 31, 2011, the Company repurchased 18.9 million shares under its share repurchase authorization, for a total cost of approximately $1.10 billion.  The average cost per share repurchased was $58.23.  At March 31, 2011, the Company had $5.41 billion of capacity remaining under the share repurchase authorization.

7.                       CHANGES IN EQUITY FROM NONOWNER SOURCES

The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended March 31,
(in millions, after-tax)	2011	2010

Net income	$839	$647
Change in net unrealized gain on investments:
Having no credit losses recognized in the consolidated statement of income	(60)	54
Having credit losses recognized in the consolidated statement of income	18	23
Other changes	59	(25)

Total changes in equity from nonowner sources	$856	$699

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                       EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended March 31,
(in millions, except per share amounts)	2011	2010

Basic
Net income, as reported	$839	$647
Preferred stock dividends	(1)	(1)
Participating share-based awards — allocated income	(7)	(5)

Net income available to common shareholders — basic	$831	$641

Diluted
Net income available to common shareholders	$831	$641
Effect of dilutive securities:
Convertible preferred stock	1	1

Net income available to common shareholders — diluted	$832	$642

Common Shares
Basic
Weighted average shares outstanding	428.2	508.4

Diluted
Weighted average shares outstanding	428.2	508.4
Weighted average effects of dilutive securities:
Stock options and performance shares	4.6	4.8
Convertible preferred stock	1.6	1.9

Total	434.4	515.1

Net Income per Common Share
Basic	$1.94	$1.26

Diluted	$1.92	$1.25

9.             SHARE-BASED INCENTIVE COMPENSATION

The following presents information for fully vested stock option awards at March 31, 2011:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	15,159,159	$46.34	4.5 years	$199

Exercisable at end of period	11,648,399	$45.54	3.4 years	$162

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                           SHARE-BASED INCENTIVE COMPENSATION, Continued

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $37 million and $42 million for the three months ended March 31, 2011 and 2010, respectively.  The related tax benefits recognized in earnings was $13 million and $15 million for the three months ended March 31, 2011 and 2010, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2011 was $189 million, which is expected to be recognized over a weighted-average period of 2.2 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2010 was $112 million, which was expected to be recognized over a weighted-average period of 1.7 years.

10.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2011	2010	2011	2010

Net Periodic Benefit Cost:
Service cost	$25	$24	$—	$—
Interest cost on benefit obligation	34	32	3	4
Expected return on plan assets	(46)	(46)	—	—
Amortization of unrecognized:
Prior service benefit	—	(1)	—	—
Net actuarial loss	19	15	—	—

Net benefit expense	$32	$24	$3	$4

11.          CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

The following section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company’s properties is subject.

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

The plaintiffs in the Statutory and Hawaii actions and the Common Law Claims actions filed Motions to Compel with the bankruptcy court on September 2, 2010 and September 3, 2010, respectively, arguing that all conditions precedent to the settlements have been met and seeking to require TPC to pay the settlement amounts.  On September 30, 2010, TPC filed an Opposition to the plaintiffs’ Motions to Compel on the grounds that the conditions precedent to the settlements, principally the requirement that all contribution claims be barred, have not been met in light of the Second Circuit’s March 22, 2010 opinion.  On December 16, 2010, the bankruptcy court granted the plaintiffs’ motions and ruled that TPC was required to fund the settlements.  On January 20, 2011, the bankruptcy court entered judgment in accordance with its December 16, 2010 ruling and ordered TPC to pay the settlement amounts plus prejudgment interest. On January 21, 2011, TPC filed an appeal with the U.S. District Court for the Southern District of New York from the bankruptcy court’s January 20, 2011 judgment.  On January 24, 2011, certain of the plaintiffs in the Common Law Claims actions appealed that portion of the bankruptcy court’s January 20, 2011 judgment that denied their request for an order of contempt and for sanctions.  The appeals are pending.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.          CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Other Proceedings

Broker Anti-Trust Litigation — In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  All defendants moved to dismiss the complaint for failure to state a claim.  After giving plaintiffs multiple opportunities to replead, the court dismissed the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the district court’s decisions to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed the district court’s dismissal of all Sherman Act and RICO claims against certain defendants, including the Company, except for Sherman Act and RICO claims involving the sale of excess casualty insurance through one defendant broker, as well as all state law claims, which they remanded to the district court for further proceedings. On October 1, 2010, defendants, including the Company, filed renewed motions to dismiss the remanded claims.  On March 18, 2011, the Company and certain other defendants entered into an agreement with the plaintiffs to settle the lawsuit. The settlement, under which the Company has agreed to pay $6.75 million, is subject to court approval.

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

Gain Contingency

On August 20, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for the Company, and on October 25, 2010, entered judgment awarding the Company $251 million plus pre-judgment interest in the amount of $169 million.  United States Fidelity and Guaranty Company is a subsidiary of the Company.  The $251 million awarded by the court represents the amount owed to the Company under the terms of the reinsurance agreements and is reported as part of reinsurance recoverables in the Company’s consolidated balance sheet. The interest awarded by the Court is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements. Post-judgment interest continues to accrue at the rate of 9 percent (without compounding) on the total judgment of $420 million.  The judgment, including the award of interest, has been appealed, and oral argument is scheduled for May 10, 2011.  The Company intends to vigorously pursue collection of the judgment.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.          CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.23 billion and $1.26 billion at March 31, 2011 and December 31, 2010, respectively.  Additionally, in November 2010, an indirect subsidiary of the Company entered into a definitive agreement to commence a joint venture with J. Malucelli Participações em Seguros e Resseguros S.A, a Brazilian company (“J. Malucelli”), through the acquisition of approximately 43% of J. Malucelli’s common stock.  J. Malucelli is currently the market leader in surety in Brazil based on market share.  The purchase price for this acquisition will be R$625 million Brazilian Reais, plus an additional amount calculated based on a Brazilian inter-bank lending rate (CDI) from January 1, 2011 through the closing date of the transaction.  At March 31, 2011, that additional amount, which will continue to accrue until the anticipated closing date in the second quarter of 2011, totaled R$17 million Brazilian Reais.  The U.S. dollar equivalent of the purchase price will depend on the exchange rate at closing.  At March 31, 2011, the total of R$642 million Brazilian Reais was equivalent to approximately $393 million in U.S. dollars.  The transaction is subject to customary closing conditions.

Guarantees

The Company has contingent obligations for guarantees related to letters of credit, issuance of debt securities, certain investments, third-party loans related to certain investments and various indemnifications, including those related to the sale of business entities.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.  At March 31, 2011, the maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $84 million, approximately $40 million of which would be recoverable from a third party.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from two years following the applicable closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be other agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of business entities that are quantifiable was $1.35 billion at March 31, 2011, of which $9 million was recognized on the balance sheet at that date.

12.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.20 billion at March 31, 2011.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,625	$1,746	$—	$—	$5,371
Net investment income	532	244	3	—	779
Fee income	74	—	—	—	74
Net realized investment gains (losses)	9	12	(1)	—	20
Other revenues	30	4	—	—	34
Total revenues	4,270	2,006	2	—	6,278
Claims and expenses
Claims and claim adjustment expenses	2,234	1,148	—	—	3,382
Amortization of deferred acquisition costs	626	322	—	—	948
General and administrative expenses	596	290	(3)	—	883
Interest expense	18	—	78	—	96
Total claims and expenses	3,474	1,760	75	—	5,309
Income (loss) before income taxes	796	246	(73)	—	969
Income tax expense (benefit)	196	57	(123)	—	130
Equity in net income of subsidiaries	—	—	789	(789)	—
Net income	$600	$189	$839	$(789)	$839

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$2	$—	$—	$—	$2
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(5)	(1)	—	—	(6)
Other-than-temporary impairment losses	(3)	(1)	—	—	(4)
Other net realized investment gains (losses)	12	13	(1)	—	24
Net realized investment gains (losses)	$9	$12	$(1)	$—	$20

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

  THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,523	$1,707	$—	$—	$5,230
Net investment income	519	231	3	—	753
Fee income	79	—	—	—	79
Net realized investment gains (losses)	21	14	(10)	—	25
Other revenues	28	4	—	—	32
Total revenues	4,170	1,956	(7)	—	6,119
Claims and expenses
Claims and claim adjustment expenses	2,225	1,163	—	—	3,388
Amortization of deferred acquisition costs	616	313	—	—	929
General and administrative expenses	574	267	6	—	847
Interest expense	18	—	80	—	98
Total claims and expenses	3,433	1,743	86	—	5,262
Income (loss) before income taxes	737	213	(93)	—	857
Income tax expense (benefit)	171	49	(10)	—	210
Equity in net income of subsidiaries	—	—	730	(730)	—
Net income	$566	$164	$647	$(730)	$647

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$3	$(4)	$—	$—	$(1)
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(6)	(3)	—	—	(9)
Other-than-temporary impairment losses	(3)	(7)	—	—	(10)
Other net realized investment gains (losses)	24	21	(10)	—	35
Net realized investment gains (losses)	$21	$14	$(10)	$—	$25

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At March 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (including $164 subject to securities lending) (amortized cost $59,720)	$42,167	$20,088	$21	$—	$62,276
Equity securities, available for sale, at fair value (cost $421)	197	288	98	—	583
Real estate	33	833	—	—	866
Short-term securities	1,980	859	2,813	—	5,652
Other investments	2,044	969	1	—	3,014
Total investments	46,421	23,037	2,933	—	72,391
Cash	123	112	4	—	239
Investment income accrued	503	233	—	—	736
Premiums receivable	3,834	1,834	—	—	5,668
Reinsurance recoverables	7,821	3,965	—	—	11,786
Ceded unearned premiums	693	218	—	—	911
Deferred acquisition costs	1,531	270	—	—	1,801
Deferred tax asset	198	137	22	—	357
Contractholder receivables	4,042	1,229	—	—	5,271
Goodwill	2,411	954	—	—	3,365
Other intangible assets	320	162	—	—	482
Investment in subsidiaries	—	—	27,861	(27,861)	—
Other assets	1,947	285	61	(48)	2,245
Total assets	$69,844	$32,436	$30,881	$(27,909)	$105,252
Liabilities
Claims and claim adjustment expense reserves	$33,679	$17,761	$—	$—	$51,440
Unearned premium reserves	7,594	3,522	—	—	11,116
Contractholder payables	4,042	1,229	—	—	5,271
Payables for reinsurance premiums	292	221	—	—	513
Debt	1,189	9	5,461	(48)	6,611
Other liabilities	3,919	952	187	—	5,058
Total liabilities	50,715	23,694	5,648	(48)	80,009
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	—	—	66	—	66
Common stock (1,748.6 shares authorized; 420.3 shares issued and outstanding)	—	390	20,370	(390)	20,370
Additional paid-in capital	11,135	7,016	—	(18,151)	—
Retained earnings	6,744	765	19,528	(7,499)	19,538
Accumulated other changes in equity from nonowner sources	1,250	571	1,272	(1,821)	1,272
Treasury stock, at cost (316.3 shares)	—	—	(16,003)	—	(16,003)
Total shareholders’ equity	19,129	8,742	25,233	(27,861)	25,243
Total liabilities and shareholders’ equity	$69,844	$32,436	$30,881	$(27,909)	$105,252

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (including $186 subject to securities lending) (amortized cost $60,170)	$42,415	$20,385	$20	$—	$62,820
Equity securities, available for sale, at fair value (cost $372)	190	263	66	—	519
Real estate	1	837	—	—	838
Short-term securities	1,596	436	3,584	—	5,616
Other investments	1,982	946	1	—	2,929
Total investments	46,184	22,867	3,671	—	72,722
Cash	86	110	4	—	200
Investment income accrued	532	259	—	—	791
Premiums receivable	3,691	1,806	—	—	5,497
Reinsurance recoverables	7,868	4,126	—	—	11,994
Ceded unearned premiums	648	165	—	—	813
Deferred acquisition costs	1,511	271	—	—	1,782
Deferred tax asset	294	125	74	—	493
Contractholder receivables	4,050	1,293	—	—	5,343
Goodwill	2,411	954	—	—	3,365
Other intangible assets	326	176	—	—	502
Investment in subsidiaries	—	—	27,422	(27,422)	—
Other assets	1,904	237	60	(47)	2,154
Total assets	$69,505	$32,389	$31,231	$(27,469)	$105,656
Liabilities
Claims and claim adjustment expense reserves	$33,770	$17,836	$—	$—	$51,606
Unearned premium reserves	7,478	3,443	—	—	10,921
Contractholder payables	4,050	1,293	—	—	5,343
Payables for reinsurance premiums	214	193	—	—	407
Debt	1,189	9	5,460	(47)	6,611
Other liabilities	3,906	1,089	298	—	5,293
Total liabilities	50,607	23,863	5,758	(47)	80,181
Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	—	—	68	—	68
Common stock (1,748.6 shares authorized; 434.6 shares issued and outstanding)	—	390	20,162	(390)	20,162
Additional paid-in capital	11,135	7,016	—	(18,151)	—
Retained earnings	6,489	576	18,845	(7,063)	18,847
Accumulated other changes in equity from nonowner sources	1,274	544	1,255	(1,818)	1,255
Treasury stock, at cost (296.6 shares)	—	—	(14,857)	—	(14,857)
Total shareholders’ equity	18,898	8,526	25,473	(27,422)	25,475
Total liabilities and shareholders’ equity	$69,505	$32,389	$31,231	$(27,469)	$105,656

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$600	$189	$839	$(789)	$839
Net adjustments to reconcile net income to net cash provided by operating activities	(3)	(186)	(453)	436	(206)
Net cash provided by operating activities	597	3	386	(353)	633

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,132	717	—	—	1,849
Proceeds from sales of investments:
Fixed maturities	230	259	1	—	490
Equity securities	1	7	—	—	8
Other investments	102	59	—	—	161
Purchases of investments:
Fixed maturities	(1,210)	(612)	(2)	—	(1,824)
Equity securities	—	(23)	(28)	—	(51)
Real estate	(24)	(6)	—	—	(30)
Other investments	(65)	(42)	—	—	(107)
Net sales (purchases) of short-term securities	(384)	(418)	771	—	(31)
Securities transactions in course of settlement	79	55	—	—	134
Other	(68)	(1)	—	—	(69)
Net cash provided by (used in) investing activities	(207)	(5)	742	—	530

Cash flows from financing activities
Dividends paid to shareholders	—	—	(155)	—	(155)
Issuance of common stock — employee share options	—	—	168	—	168
Treasury shares acquired — share repurchase authorization	—	—	(1,104)	—	(1,104)
Treasury shares acquired — net employee share-based compensation	—	—	(44)	—	(44)
Excess tax benefits from share-based payment arrangements	—	—	7	—	7
Dividends paid to parent company	(353)	—	—	353	—
Net cash used in financing activities	(353)	—	(1,128)	353	(1,128)

Effect of exchange rate changes on cash	—	4	—	—	4
Net increase in cash	37	2	—	—	39
Cash at beginning of year	86	110	4	—	200
Cash at end of period	$123	$112	$4	$—	$239
Supplemental disclosure of cash flow information
Income taxes paid	$75	$36	$1	$—	$112
Interest paid	$28	$—	$7	$—	$35

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$566	$164	$647	$(730)	$647
Net adjustments to reconcile net income to net cash provided by operating activities	(103)	(372)	2,004	(1,645)	(116)
Net cash provided by (used in) operating activities	463	(208)	2,651	(2,375)	531

Cash flows from investing activities
Proceeds from maturities of fixed maturities	740	479	10	—	1,229
Proceeds from sales of investments:
Fixed maturities	1,199	447	—	—	1,646
Equity securities	15	4	—	—	19
Real estate	—	9	—	—	9
Other investments	86	28	—	—	114
Purchases of investments:
Fixed maturities	(1,265)	(910)	—	—	(2,175)
Equity securities	(4)	(1)	—	—	(5)
Real estate	—	(3)	—	—	(3)
Other investments	(63)	(41)	—	—	(104)
Net sales of short-term securities	1,178	191	(1,167)	—	202
Securities transactions in course of settlement	79	16	—	—	95
Other	(73)	(2)	—	—	(75)
Net cash provided by (used in) investing activities	1,892	217	(1,157)	—	952

Cash flows from financing activities
Dividends paid to shareholders	—	—	(168)	—	(168)
Issuance of common stock — employee share options	—	—	123	—	123
Treasury shares acquired — share repurchase authorization	—	—	(1,407)	—	(1,407)
Treasury shares acquired — net employee share-based compensation	—	—	(38)	—	(38)
Excess tax benefits from share-based payment arrangements	—	—	4	—	4
Dividends paid to parent company	(2,375)	—	—	2,375	—
Net cash used in financing activities	(2,375)	—	(1,486)	2,375	(1,486)

Effect of exchange rate changes on cash	—	(1)	—	—	(1)
Net increase (decrease) in cash	(20)	8	8	—	(4)
Cash at beginning of year	132	122	1	—	255
Cash at end of period	$112	$130	$9	$—	$251
Supplemental disclosure of cash flow information
Income taxes paid	$13	$8	$23	$—	$44
Interest paid	$29	$—	$34	$—	$63

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

FINANCIAL HIGHLIGHTS

2011 First Quarter Consolidated Results of Operations

•                   Net income of $839 million, or $1.94 per share basic and $1.92 per share diluted

•                   Net earned premiums of $5.37 billion

•                   Catastrophe losses of $186 million ($122 million after-tax)

•                   Net favorable prior year reserve development of $237 million ($155 million after-tax)

•                   GAAP combined ratio of 94.7%

•                   Net investment income of $779 million ($622 million after-tax)

•                   Net realized investment gains of $20 million ($13 million after-tax)

•                   Benefit from the favorable resolution of various prior year tax matters of $104 million

2011 First Quarter Consolidated Financial Condition

•                   Total investments of $72.39 billion; fixed maturities and short-term securities comprise 94% of total investments

•                   Total assets of $105.25 billion

•                   Total debt of $6.61 billion, resulting in a debt-to-total capital ratio of 20.8% (22.0% excluding net unrealized investment gains (losses), net of tax)

•                   Repurchased 18.9 million common shares for total cost of $1.10 billion under share repurchase authorization

•                   Shareholders’ equity of $25.24 billion; book value per common share of $59.91, up 12% from March 31, 2010

•                   Holding company liquidity of $2.86 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

(for the three months ended March 31, in millions except ratio and per share amounts)	2011	2010
Revenues
Premiums	$5,371	$5,230
Net investment income	779	753
Fee income	74	79
Net realized investment gains	20	25
Other revenues	34	32
Total revenues	6,278	6,119
Claims and expenses
Claims and claim adjustment expenses	3,382	3,388
Amortization of deferred acquisition costs	948	929
General and administrative expenses	883	847
Interest expense	96	98
Total claims and expenses	5,309	5,262
Income before income taxes	969	857
Income tax expense	130	210
Net income	$839	$647
Net income per share
Basic	$1.94	$1.26
Diluted	$1.92	$1.25
GAAP combined ratio
Loss and loss adjustment expense ratio	62.1%	64.0%
Underwriting expense ratio	32.6	32.4
GAAP combined ratio	94.7%	96.4%
Incremental impact of direct to consumer initiative on GAAP combined ratio	0.9%	0.6%

The Company’s discussions of net income and segment operating income included in the following discussion are presented on an after-tax basis. Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted. Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $1.92 in the first quarter of 2011 increased by 54% over the same period of 2010, whereas net income of $839 million increased 30% over the same period of 2010. The greater rate of growth in diluted net income per share reflected the impact of common share repurchases over the previous twelve months. The increase in net income primarily reflected the impact of a significant decrease in catastrophe losses and a modest increase in net investment income, partially offset by modest declines in underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”) which included the impact of higher non-catastrophe weather-related losses, and lower net favorable prior year reserve development. In addition, net income in the first quarter of 2011 reflected a $104 million benefit resulting from the favorable resolution of various prior year tax matters.

Revenues

Earned Premiums

Earned premiums in the first quarter of 2011 totaled $5.37 billion, an increase of $141 million, or 3%, over the same period of 2010. In the Business Insurance segment, earned premiums in the first quarter of 2011 increased by 4% over the same period of 2010. In the Financial, Professional & International Insurance segment, earned premiums in the first quarter of 2011 decreased by 6% from the same 2010 period. In the Personal Insurance segment, earned premiums in the first quarter of 2011 increased 4% over the same period of 2010. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

(for the three months ended March 31, in millions)	2011	2010
Average investments (a)	$70,771	$72,659
Pretax net investment income	779	753
After-tax net investment income	622	610
Average pretax yield (b)	4.4%	4.1%
Average after-tax yield (b)	3.5%	3.4%

(a)                   Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses, net of tax.

Net investment income of $779 million in the first quarter of 2011 was $26 million, or 3%, higher than in the same period of 2010 despite lower average investments. Non-fixed maturity investments generated net investment income of $140 million in the first quarter of 2011, compared with $66 million in the same period of 2010, due to improved investment market conditions. Net investment income from fixed maturity investments in the first quarter of 2011 declined $49 million compared with the same period of 2010, primarily resulting from lower average levels of long-term fixed maturity invested assets that reflected the impact of the Company’s common share repurchases, as well as lower long-term reinvestment yields available in the market. The average pretax yield on the total investment portfolio was 4.4% for the first quarter of 2011, compared with 4.1% for the same period of 2010, reflecting the improvement in non-fixed maturity net investment income.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business. The $5 million decrease in fee income in the first quarter of 2011 compared with the same period of 2010 is described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

The following table sets forth information regarding the Company’s net realized investment gains (losses).

(for the three months ended March 31, in millions)	2011	2010
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$2	$(1)
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(6)	(9)
Other-than-temporary impairment losses	(4)	(10)
Other net realized investment gains	24	35
Net realized investment gains	$20	$25

Other Revenues

Other revenues in the first quarters of 2011 and 2010 primarily consisted of premium installment charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses of $3.38 billion in the first quarter of 2011 were $6 million lower than the same period of 2010, primarily reflecting the significant decline in catastrophe losses, largely offset by the impact of increased loss costs excluding catastrophe losses and prior year reserve development (“underlying loss costs”) including the impact of higher non-catastrophe weather-related losses, and a modest decline in net favorable prior year reserve development. Catastrophe losses in the first quarters of 2011 and 2010 totaled $186 million and $471 million, respectively. Net favorable prior year reserve development in the first quarters of 2011 and 2010 totaled $237 million and $294 million, respectively. Catastrophe losses in the first quarter of 2011 primarily resulted from several winter storms in the United States. Catastrophe losses in the first quarter of 2010 primarily resulted from several severe winter, wind and hail storms in the eastern United States, as well as an earthquake in Chile.

The Company’s three business segments each experienced net favorable prior year reserve development in the first quarters of both 2011 and 2010. In the Business Insurance segment, net favorable prior year reserve development in the first quarter of 2011 totaled $143 million, compared with $242 million in the same period of 2010. In the Financial, Professional & International Insurance segment, net favorable prior year reserve development in the first quarter of 2011 totaled $39 million, compared with $34 million in the same period of 2010. In the Personal Insurance segment, net favorable prior year reserve development in the first quarter of 2011 totaled $55 million, compared with $18 million in the same period of 2010. Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in more detail in the segment discussions that follow.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs totaled $948 million in the first quarter of 2011, $19 million, or 2%, higher than the same period of 2010, consistent with the increase in earned premiums.

General and Administrative Expenses

General and administrative expenses totaled $883 million in the first quarter of 2011, an increase of $36 million, or 4%, over the same period of 2010. The increase was concentrated in the Personal Insurance segment, resulting from the Company’s direct to consumer initiative, and in the Financial, Professional & International Insurance segment, due to employee- and technology-related costs in International to enhance operations and support future business growth.

Interest Expense

Interest expense of $96 million in the first quarter of 2011 was $2 million lower than in the same period of 2010, primarily reflecting a slightly lower weighted average interest rate on debt outstanding, partially offset by a modest increase in the weighted average level of debt outstanding in the first quarter of 2011.

GAAP Combined Ratio

The consolidated GAAP combined ratio of 94.7% in the first quarter of 2011 was 1.7 points lower than in the same period of 2010.

The consolidated loss and loss adjustment expense ratio of 62.1% in the first quarter of 2011 was 1.9 points lower than the same period of 2010. Catastrophe losses accounted for 3.4 points and 9.0 points of the 2011 and 2010 first quarter loss and loss adjustment expense ratios, respectively. The 2011 and 2010 first quarter loss and loss adjustment expense ratios included 4.4 point and 5.6 point benefits from net favorable prior year reserve development, respectively. The loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development in the first quarter of 2011 was 2.5 points higher than the 2010 first quarter ratio on the same basis, primarily reflecting the impact of reduced underlying underwriting margins in the Personal Insurance segment due to an increase in non-catastrophe weather-related losses and reduced underlying underwriting margins related to earned pricing and underlying loss costs in the Business Insurance segment.

The consolidated underwriting expense ratio of 32.6% for the first quarter of 2011 was 0.2 points higher than the same period of 2010, reflecting the increase in general and administrative expenses described above.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2011	2010

Business Insurance	$3,306	$3,118
Financial, Professional & International Insurance	810	898
Personal Insurance	1,845	1,787
Total	$5,961	$5,803

	Net Written Premiums
(for the three months ended March 31, in millions)	2011	2010

Business Insurance	$3,020	$2,834
Financial, Professional & International Insurance	624	681
Personal Insurance	1,793	1,736
Total	$5,437	$5,251

Gross and net written premiums in the first quarter of 2011 increased 3% and 4%, respectively, over the same period of 2010. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

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

Results of the Company’s Business Insurance segment were as follows:

(for the three months ended March 31, in millions)	2011	2010
Revenues
Earned premiums	$2,745	$2,628
Net investment income	556	528
Fee income	74	79
Other revenues	9	6

Total revenues	$3,384	$3,241

Total claims and expenses	$2,690	$2,489

Operating income	$604	$567

Loss and loss adjustment expense ratio	63.1%	58.7%
Underwriting expense ratio	31.8	32.7

GAAP combined ratio	94.9%	91.4%

Overview

Operating income of $604 million in the first quarter of 2011 was $37 million, or 7%, higher than operating income of $567 million in the same period of 2010.  The increase reflected a $76 million benefit resulting from the favorable resolution of various prior year tax matters, growth in earned premiums related to increased net written premiums over the preceding twelve months and modestly positive audit premium adjustments, a decline in catastrophe losses, an increase in net investment income and lower general and administrative expenses.  These factors were partially offset by a decline in net favorable prior year reserve development and reduced underlying underwriting margins related to earned pricing and underlying loss costs, including an increase in non-catastrophe weather-related losses.  Net favorable prior year reserve development totaled $143 million in the first quarter of 2011, compared with $242 million in the same 2010 period.  Catastrophe losses in the first quarter of 2011 totaled $112 million, compared with $135 million in the same period of 2010.

Earned Premiums

Earned premiums of $2.75 billion in the first quarter of 2011 increased by $117 million, or 4%, over the same period of 2010, primarily reflecting the impact of an increase in net written premiums over the preceding twelve months.  Earned premiums also benefited from positive audit premium adjustments in the first quarter of 2011 related to increased insured exposures for existing policyholders, compared with negative audit premium adjustments in the same period of 2010 related to decreased insured exposures for existing policyholders.

Net Investment Income

Net investment income in this segment in the first quarter of 2011 increased by $28 million over the same 2010 period.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2011 compared with the same period of 2010.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the first quarter of 2011 totaled $74 million, $5 million lower than in the same period of 2010.

Claims and Expenses

Claim and Claims Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2011 were $1.77 billion, $190 million, or 12%, higher than in the same 2010 period.  The increase primarily reflected a decline in net favorable prior year reserve development, the impact of underlying loss costs and an increase in business volume, partially offset by a decline in catastrophe losses.  Net favorable prior year reserve development in the first quarters of 2011 and 2010 totaled $143 million and $242 million, respectively.  The 2011 total was driven by better than expected loss development in the general liability and property product lines, partially offset by worse than expected loss development in the commercial auto product line.  The general liability product line improvement was concentrated in excess coverages for accident years 2008 and prior and reflected what the Company believes are favorable legal and judicial environments.  The improvement in the property product line primarily reflected better than expected loss development for the 2010 accident year in the Inland Marine business unit in Target Risk Underwriting.  The net unfavorable prior year reserve development in the commercial auto product line was concentrated in National Accounts, primarily for accident years 2002 and prior.

Net favorable prior year reserve development in the first quarter of 2010 was driven by better than expected loss results primarily concentrated in the general liability, property and commercial multi-peril product lines for recent accident years. In the general liability product line, better than expected loss results for umbrella and excess casualty coverages reflected what the Company believes are favorable legal and judicial environments.  The improvement in the commercial multi-peril product line also reflected what the Company believes to be improved legal and judicial environments, as well as enhanced risk control, underwriting and claim processes.  The property product line improvement primarily occurred in the 2009 accident year as a result of better than expected claim emergence trends in the inland marine and ocean marine lines of business.

Catastrophe losses in the first quarters of 2011 and 2010 totaled $112 million and $135 million, respectively.  Catastrophe losses in the first quarter of 2011 primarily resulted from several winter storms in the United States.  Catastrophe losses in the first quarter of 2010 primarily resulted from several severe winter, wind and hail storms throughout the United States.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs totaled $444 million in the first quarter of 2011, 4% higher than in the same period of 2010, consistent with the increase in earned premiums.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2011 totaled $473 million, $8 million, or 2%, lower than in the same period of 2010.

GAAP Combined Ratio

The GAAP combined ratio of 94.9% in the first quarter of 2011 was 3.5 points higher than in the same period of 2010.

The loss and loss adjustment expense ratio in the first quarter of 2011 of 63.1% was 4.4 points higher than in the same period of 2010.  Catastrophe losses in the first quarters of 2011 and 2010 accounted for 4.1 points and 5.1 points, respectively, of the loss and loss adjustment expense ratio.   Net favorable prior year reserve development in the first quarters of 2011 and 2010 provided 5.2 point and 9.2 point benefits, respectively, to the loss and loss adjustment expense ratio.  The 2011 first quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 1.4 points higher than the 2010 ratio on the same basis, reflecting the impact of reduced underwriting margins related to earned pricing and underlying loss costs.

The underwriting expense ratio of 31.8% for the first quarter of 2011 was 0.9 points lower than in the same period of 2010, reflecting the impact of higher earned premiums and the decline in general and administrative expenses.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2011	2010

Select Accounts	$738	$710
Commercial Accounts	867	750
National Accounts	316	327
Industry-Focused Underwriting	666	615
Target Risk Underwriting	505	501
Specialized Distribution	209	216

Total Business Insurance Core	3,301	3,119
Business Insurance Other	5	(1)

Total Business Insurance	$3,306	$3,118

	Net Written Premiums
(for the three months ended March 31, in millions)	2011	2010

Select Accounts	$732	$702
Commercial Accounts	822	706
National Accounts	211	226
Industry-Focused Underwriting	628	569
Target Risk Underwriting	413	412
Specialized Distribution	209	215

Total Business Insurance Core	3,015	2,830
Business Insurance Other	5	4

Total Business Insurance	$3,020	$2,834

In Business Insurance Core, gross and net written premiums in the first quarter of 2011 increased by 6% and 7%, respectively, over the same period of 2010.  The increases in gross and net written premiums in the first quarter of 2011 were concentrated in Commercial Accounts, Industry-Focused Underwriting and Select Accounts.  Gross and net written premiums were also favorably impacted by positive audit premium adjustments in the first quarter of 2011 (compared with negative adjustments in the same period of 2010).  Overall business retention rates remained strong and increased over the first quarter of 2010.  Both components of renewal premium changes - renewal rate changes and insured exposure growth - were positive in the first quarter of 2011 and improved over the same period of 2010.  New business levels declined modestly from the first quarter of 2010.

Select Accounts.  Net written premiums of $732 million in the first quarter of 2011 increased by 4% over the same period of 2010.  Business retention rates remained strong and increased over the first quarter of 2010.  Renewal premium changes, including both renewal rate changes and insured exposure growth, remained positive in the first quarter of 2011 but declined from the same period of 2010.  New business volume in the first quarter of 2011 increased over the same period of 2010.

Commercial Accounts.  Net written premiums of $822 million in the first quarter of 2011 increased by 16% over the same period of 2010.  Business retention rates remained strong and increased over the first quarter of 2010.  Renewal premium changes, including both renewal rate changes and insured exposure growth, were positive in the first quarter of 2011 and increased over the same period of 2010.  Additionally, net written premiums in the first quarter of 2011 were favorably impacted by a decrease in negative audit premium adjustments.  New business volume in the first quarter of 2011 also increased over the same period of 2010.

National Accounts. Net written premiums of $211 million in the first quarter of 2011 decreased by 7% from the same 2010 period, primarily reflecting lower prior year retrospective premium adjustments.  Business retention rates remained high in the first quarter of 2011, while new business volume declined when compared with the first quarter of 2010.

Industry-Focused Underwriting.  Net written premiums of $628 million in the first quarter of 2011 increased 10% over the same period of 2010.  Premium growth in 2011 was concentrated in the Construction, Oil & Gas and Technology business units.   In the Construction business unit, business retention rates remained strong and increased over the first quarter of 2010.  Net written premium growth in the Oil & Gas business unit in the first quarter of 2011 was driven by the timing of premiums ceded under certain reinsurance treaties and favorable audit premium adjustments.  In the Technology business unit, premium growth in the first quarter of 2011 was driven by higher business retention rates and renewal premium changes.

Target Risk Underwriting.  Net written premiums of $413 million in the first quarter of 2011 were level with the same period of 2010.

Specialized Distribution. Net written premiums of $209 million in the first quarter of 2011 decreased 3% from the same period of 2010.  The decline was concentrated in the Northland business unit, driven by declines in business retention rates and new business volume.

Financial, Professional & International Insurance

The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which primarily use credit-based underwriting processes, as well as property and casualty products that are primarily marketed on a domestic basis in the United Kingdom, Canada and the Republic of Ireland, and on an international basis through Lloyd’s.  The segment includes Bond & Financial Products as well as International.

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

(for the three months ended March 31, in millions)	2011	2010
Revenues
Earned premiums	$773	$824
Net investment income	106	111
Other revenues	7	6

Total revenues	$886	$941

Total claims and expenses	$740	$818

Operating income	$120	$86

Loss and loss adjustment expense ratio	55.6%	62.3%
Underwriting expense ratio	39.7	36.6

GAAP combined ratio	95.3%	98.9%

Overview

Operating income of $120 million in the first quarter of 2011 was $34 million, or 40%, higher than operating income in the same 2010 period, primarily driven by a decline in catastrophe losses, partially offset by lower business volume, higher general and administrative expenses and higher underlying loss costs due to several large losses, including losses related to an earthquake in New Zealand that did not meet the Company’s threshold for classification as catastrophe losses. Catastrophe losses in the first quarters of 2011 and 2010 totaled $21 million and $86 million, respectively.  Net favorable prior year reserve development in the first quarters of 2011 and 2010 totaled $39 million and $34 million, respectively.  In addition, operating income in the first quarter of 2011 reflected a $14 million benefit resulting from the favorable resolution of various prior year tax matters.

Earned Premiums

Earned premiums of $773 million in the first quarter of 2011 decreased by 6% from the same period of 2010, primarily reflecting the impact of lower net written premiums over the preceding twelve months due to lower construction surety volume, and intentional underwriting actions taken and competitive market conditions in the Company’s operations at Lloyd’s.

Net Investment Income

Net investment income in the first quarter of 2011 decreased by $5 million from the same period of 2010.  Included in the Financial, Professional & International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments.  As a result, reported net investment income in the Financial, Professional & International Insurance segment reflects a significantly smaller proportion of allocated net investment income, including that from the Company’s non-fixed maturity investments that experienced an increase in investment income in the first quarter of 2011.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the change in the Company’s consolidated net investment income in the first quarter of 2011 as compared with the same period of 2010.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2011 totaled $433 million, a decrease of $83 million, or 16%, from the same period of 2010, primarily reflecting a decline in catastrophe losses and lower business volume, partially offset by higher underlying loss costs.  Catastrophe losses in the first quarters of 2011 and 2010 totaled $21 million and $86 million, respectively. Catastrophe losses in the first quarter of 2011 resulted from an earthquake in Japan, while catastrophe losses in the same period of 2010 resulted from an earthquake in Chile.  Net favorable prior year reserve development totaled $39 million and $34 million in the first quarters of 2011 and 2010, respectively.  Net favorable prior year reserve development in 2011 was concentrated in Bond & Financial Products and primarily reflected better than expected results for accident years 2004 and prior for fidelity and surety coverages, including favorable loss development related to one large commercial surety claim.  The majority of net favorable prior year reserve development in 2010 occurred in Bond & Financial Products and was related to better than expected results for recent accident years for the directors’ and officers’ line of business for public companies and favorable loss experience in the surety line of business.  Several lines of business at Lloyd’s also experienced net favorable prior year reserve development in the first quarter of 2010.

Amortization of Deferred Acquisition Expenses

The amortization of deferred acquisition costs totaled $147 million in the first quarter of 2011, 4% lower than in the same period of 2010, consistent with the decline in earned premiums.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2011 totaled $160 million, 7% higher than in the same period of 2010.  The increase primarily reflected increases in employee- and technology-related costs in International to enhance operations and support future business growth.

GAAP Combined Ratio

The GAAP combined ratio of 95.3% in the first quarter of 2011 was 3.6 points lower than in the same period of 2010.

The loss and loss adjustment expense ratio of 55.6% in the first quarter of 2011 was 6.7 points lower than in the same period of 2010.  Catastrophe losses in the first quarters of 2011 and 2010 accounted for 2.7 points and 10.4 points of the loss and loss adjustment expense ratio, respectively.  The 2011 and 2010 first quarter ratios included 5.1 point and 4.2 point benefits, respectively, from net favorable prior year reserve development.  The 2011 first quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 1.9 points higher than the 2010 ratio on the same basis, primarily reflecting the impact of higher underlying loss costs.

The underwriting expense ratio of 39.7% in the first quarter of 2011 was 3.1 points higher than in the same period of 2010, primarily reflecting the increase in general and administrative expenses discussed above and the impact of lower business volume in International and construction surety.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2011	2010

Bond & Financial Products	$508	$529
International	302	369

Total Financial, Professional & International Insurance	$810	$898

	Net Written Premiums
(for the three months ended March 31, in millions)	2011	2010

Bond & Financial Products	$369	$362
International	255	319

Total Financial, Professional & International Insurance	$624	$681

The Financial, Professional & International Insurance segment’s gross written premiums of $810 million in the first quarter of 2011 decreased by 10% from the same period of 2010, whereas net written premiums of $624 million decreased 8% from the first quarter of 2010.

Net written premiums in Bond & Financial Products of $369 million in the first quarter of 2011 were $7 million, or 2%, higher than in the same period of 2010, primarily driven by changes in the structure and cost of certain reinsurance treaties, partially offset by lower construction surety premium volume due to the continued slowdown in construction spending and disciplined underwriting. Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the first quarter of 2011 remained strong and were higher than in the same period of 2010.  Renewal premium changes in the first quarter of 2011 were slightly negative, reflecting negative renewal rate changes (compared with positive renewal rate changes in the first quarter of 2010), largely offset by growth in insured exposures (compared with a decline in insured exposures in the first quarter of 2010).  New business volume in the first quarter of 2011 increased over the same period of 2010.

Net written premiums in International of $255 million in the first quarter of 2011 were $64 million, or 20%, lower than in the same period of 2010, primarily reflecting intentional underwriting actions taken at the company’s operations at Lloyd’s intended to improve risk and reward (particularly in the catastrophe–exposed lines of business), timing related to policies written in the first quarter of 2010 with terms longer than twelve months that will be available for renewal later in 2011 and the termination of an exclusive broker relationship in Ireland in the fourth quarter of 2010.  Excluding the surety line of business, business retention rates in the first quarter of 2011 declined from the same period of 2010, primarily as a result of the termination of the broker relationship in Ireland.  New business volume in International also declined from the same period of 2010, primarily reflecting the termination of the broker relationship in Ireland and intentional underwriting actions in the Company’s operations at Lloyd’s.  Renewal premium changes in the first quarter of 2011 were negative, primarily due to reduced insured exposures (compared with an increase in insured exposures in the first quarter of 2010), as renewal rate changes were slightly positive and consistent with the first quarter of 2010.

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

Results of the Company’s Personal Insurance segment were as follows:

(for the three months ended March 31, in millions)	2011	2010
Revenues
Earned premiums	$1,853	$1,778
Net investment income	117	114
Other revenues	18	20

Total revenues	$1,988	$1,912

Total claims and expenses	$1,768	$1,847

Operating income	$170	$59

Loss and loss adjustment expense ratio	63.4%	72.5%
Underwriting expense ratio	30.8	30.1

GAAP combined ratio	94.2%	102.6%

Incremental impact of direct to consumer initiative on GAAP combined ratio	2.8%	1.7%

Overview

Operating income of $170 million in the first quarter of 2011 was $111 million, or 188%, higher than in the same period of 2010. The increase in 2011 primarily reflected a significant decline in catastrophe losses, an increase in net favorable prior year development, the favorable impact of earned rate increases and an increase in business volume, partially offset by higher underlying loss costs due to an increase in non-catastrophe weather-related losses and an increase in expenses related to the Company’s direct to consumer initiative. Catastrophe losses in the first quarters of 2011 and 2010 totaled $53 million and $250 million, respectively. Net favorable prior year reserve development in the first quarters of 2011 and 2010 totaled $55 million and $18 million, respectively. In addition, operating income in the first quarter of 2011 reflected a benefit of $10 million resulting from the favorable resolution of various prior year tax matters.

Earned Premiums

Earned premiums of $1.85 billion in the first quarter of 2011 were $75 million, or 4%, higher than in the same period of 2010. The increase reflected continued strong business retention rates, renewal price increases and growth in new business volume over the preceding twelve months.

Net Investment Income

Net investment income in the first quarter of 2011 increased by $3 million over the same period of 2010. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2011 compared with the same period of 2010. In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2011 totaled $1.18 billion, a decrease of $113 million, or 9%, from the same period of 2010. The decrease primarily reflected the significant decline in catastrophe losses and the increase in net favorable prior year reserve development, partially offset by higher underlying loss costs and higher business volume. Catastrophe losses in the first quarters of 2011 and 2010 totaled $53 million and $250 million, respectively. The 2011 total primarily resulted from winter storms in the United States. The 2010 total was driven by several severe winter, wind and hail storms in the eastern United States. Net favorable prior year reserve development in the first quarters of 2011 and 2010 totaled $55 million and $18 million, respectively. The 2011 total was driven by better than expected loss development related to catastrophe losses incurred in 2010, as well as favorable loss development in the 2006 — 2008 accident years for the umbrella line of business in the Homeowners and Other product line.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs totaled $357 million in the first quarter of 2011, 2% higher than in the same period of 2010, consistent with the increase in earned premiums.

General and Administrative Expenses

General and administrative expenses of $235 million in the first quarter of 2011 were $28 million, or 14%, higher than in the same period of 2010, primarily driven by advertising and other costs associated with the Company’s direct to consumer initiative.

GAAP Combined Ratio

The GAAP combined ratio of 94.2% in the first quarter of 2011 was 8.4 points lower than in the same period of 2010.

The loss and loss adjustment expense ratio of 63.4% in the first quarter of 2011 was 9.1 points lower than in the same period of 2010. Catastrophe losses accounted for 2.8 points and 14.0 points of the loss and loss adjustment expense ratios in the first quarters of 2011 and 2010, respectively. The loss and loss adjustment expense ratio for the first quarters of 2011 and 2010 included 3.0 point and 1.0 point benefits, respectively, from net favorable prior year reserve development. The 2011 first quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 4.1 points higher than the 2010 ratio on the same basis, primarily reflecting the impact of higher underlying loss costs, partially offset by the favorable impact of earned rate increases.

The underwriting expense ratio of 30.8% in the first quarter of 2011 was 0.7 points higher than in the same period of 2010, reflecting the increase in general and administrative expenses discussed above.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2011	2010

Agency Automobile	$923	$917
Agency Homeowners and Other	891	849

Total Agency Personal Insurance	$1,814	$1,766

	Net Written Premiums
(for the three months ended March 31, in millions)	2011	2010

Agency Automobile	$918	$913
Agency Homeowners and Other	845	803

Total Agency Personal Insurance	$1,763	$1,716

Gross and net agency written premiums in the first quarter of 2011 both increased 3% over the respective totals in the same period of 2010.

In the Agency Automobile line of business, net written premiums in the first quarter of 2011 were slightly higher than in the same period of 2010. Business retention rates remained strong, and new business levels remained consistent with the first quarter of 2010. Renewal premium changes remained positive in the first quarter of 2011 and were slightly higher than in the same period of 2010.

In the Agency Homeowners and Other line of business, net written premiums in the first quarter of 2011 increased by 5% over the same period of 2010. Business retention rates remained strong, while new business levels were lower than the first quarter of 2010. Renewal premium changes remained positive and increased over the same period of 2010.

For its Agency business, the Personal Insurance segment had approximately 7.6 million and 7.4 million active policies at March 31, 2011 and 2010, respectively. In the Agency Automobile line of business, active policies at March 31, 2011 increased by 2% from the same date in 2010. Active policies in the Agency Homeowners and Other line of business at March 31, 2011 grew by 3% over the same date in 2010.

Interest Expense and Other

(for the three months ended March 31, in millions)	2011	2010
Operating loss	$(68)	$(81)

The operating loss for Interest Expense and Other in the first quarter of 2011 was $13 million lower than in the same period of 2010. The 2010 total included a $12 million increase in tax expense related to federal health care legislation enacted in 2010. The 2011 total included a $4 million reduction in income tax expense due to the favorable resolution of various prior year tax matters. After-tax interest expense was $62 million in the first quarter of 2011, compared with $64 million in the same period of 2010.

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

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which are subject to a number of contingencies, in connection with a number of these direct action claims.  These settlement agreements had been approved by the court in connection with proceedings initiated by TPC in the Johns Manville bankruptcy court.  On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Various parties appealed the district court’s ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the district court’s approval of the bankruptcy court’s order that barred the filing of certain direct action claims against TPC in the future. TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s decision. Those petitions were granted and on June 18, 2009, the Supreme Court ruled in favor of the Company, reversing the Second Circuit’s decision. However, since the Second Circuit had not ruled on several additional issues principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues.  On March 22, 2010, the Second Circuit issued an opinion in which it found that the notice of the 1986 Orders provided to the remaining objector was insufficient to bar contribution claims by that objector against TPC. On April 5, 2010, TPC filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit, requesting further review of its March 22, 2010 opinion, which was denied on May 25, 2010. On August 18, 2010, TPC filed a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s March 22, 2010 opinion, and a Petition for a Writ of Mandamus seeking an order from the Supreme Court requiring the Second Circuit to comply with the Supreme Court’s June 18, 2009 ruling in TPC’s favor. The Supreme Court denied the Petitions on November 29, 2010. The plaintiffs in the Statutory and Hawaii actions and the Common Law Claims actions (as defined in note 11 to the unaudited consolidated financial statements) filed Motions to Compel with the bankruptcy court on September 2, 2010 and September 3, 2010, respectively, arguing that all conditions precedent to the settlements have been met and seeking to require TPC to pay the settlement amounts. On September 30, 2010, TPC filed an Opposition to the plaintiffs’ Motions to Compel on the grounds that the conditions precedent to the settlements, principally the requirement that all contribution claims be barred, have not been met in light of the Second Circuit’s March 22, 2010 opinion. On December 16, 2010, the bankruptcy court granted the plaintiffs’ motions and ruled that TPC was required to fund the settlements. On January 20, 2011, the bankruptcy court entered judgment in accordance with its December 16, 2010 ruling and ordered TPC to pay the settlement amounts plus prejudgment interest. On January 21, 2011, TPC filed an appeal with the U.S. District Court for the Southern District of New York from the bankruptcy court’s January 20, 2011 judgment. On January 24, 2011, certain of the plaintiffs in the Common Law Claims actions appealed that portion of the bankruptcy court’s January 20, 2011 judgment that denied their request for an order of contempt and for sanctions. The appeals are pending.  (For a description of these matters, see note 11 of notes to the unaudited consolidated financial statements).

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

Net asbestos paid losses in the first three months of 2011 were $46 million, compared with $74 million in the same period of 2010. Net asbestos reserves totaled $2.50 billion at March 31, 2011, compared with $2.68 billion at March 31, 2010.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2011	2010
Beginning reserves:
Direct	$2,941	$3,097
Ceded	(393)	(339)

Net	2,548	2,758

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—

Net	—	—

Losses paid:
Direct	65	93
Ceded	(19)	(19)

Net	46	74

Ending reserves:
Direct	2,876	3,004
Ceded	(374)	(320)

Net	$2,502	$2,684

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

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any. In the course of this analysis, the Company generally considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as: the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims in any resolution process; and the applicable law in each jurisdiction. Conventional actuarial techniques are not used to estimate these reserves.

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

The Company continues to receive notices from policyholders tendering claims for the first time. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants.  Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. However, in recent years, the Company has experienced modest upward development in the expected defense and settlement costs for certain of its pending policyholders.

Net environmental paid losses in the first quarters of 2011 and 2010 were $15 million and $16 million, respectively. At March 31, 2011, approximately 93% of the net environmental reserve (approximately $311 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $25 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2011	2010
Beginning reserves:
Direct	$354	$389
Ceded	(3)	4

Net	351	393

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—

Net	—	—

Losses paid:
Direct	15	16
Ceded	—	—

Net	15	16

Ending reserves:
Direct	339	373
Ceded	(3)	4

Net	$336	$377

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at March 31, 2011 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also see note 11 of notes to the unaudited consolidated financial statements).

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

INVESTMENT PORTFOLIO

The Company’s invested assets at March 31, 2011 totaled $72.39 billion, of which 94% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 4% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at March 31, 2011 totaled $62.28 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both March 31, 2011 and December 31, 2010.  Below investment grade securities represented 3.0% of the total fixed maturity investment portfolio at March 31, 2011 and December 31, 2010.  The average effective duration of fixed maturities and short-term securities was 3.6 (3.9 excluding short-term securities) at both March 31, 2011 and December 31, 2010.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at March 31, 2011 and December 31, 2010 included $38.95 billion and $39.54 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at March 31, 2011 and December 31, 2010 were $7.17 billion and $7.29 billion, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as pre-refunded bonds), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.  Such escrow accounts are verified as to their sufficiency by an external auditor and are almost exclusively comprised of U.S. Treasury securities.  Moody’s Investors Service has assigned a negative outlook to municipal securities issued by local governments within the United States.

The Company bases its investment decision on the credit characteristics of the municipal security; however, its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default.  The downgrade during 2008 and 2009 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of many such securities to the underlying rating of the respective security.  Of the insured municipal securities in the Company’s investment portfolio at March 31, 2011, approximately 98% were rated at A3 or above, and approximately 90% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at March 31, 2011.  The average credit rating of the entire municipal bond portfolio was “Aa1” at March 31, 2011 with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at March 31, 2011 and December 31, 2010 included $3.93 billion and $4.16 billion, respectively, of residential mortgage-backed securities including pass-through-securities and collateralized mortgage obligations (CMO), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for both guaranteed and non-guaranteed securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that control this risk within expected interest rate ranges.  Included in the totals at March 31, 2011 and December 31, 2010 were $2.00 billion and $2.09 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.93 billion and $2.07 billion at March 31, 2011 and December 31, 2010, respectively.  Approximately 38% of the Company’s CMO holdings were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at March 31, 2011 and December 31, 2010.  The average credit rating of all of the above securities was “Aa2” and “Aa1” at March 31, 2011 and December 31, 2010, respectively.

The Company makes investments in residential CMOs that are either guaranteed by GNMA, FNMA or FHLMC, or if not guaranteed, are senior or super-senior positions within their respective securitizations.  Both guaranteed and non-guaranteed residential CMOs allocate the distribution of payments from the underlying mortgages among different classes of bondholders.  In addition, non-guaranteed residential CMOs provide structures that allocate the impact of credit losses to different classes of bondholders.  Senior and super-senior CMOs are protected, to varying degrees, from credit losses as those losses are initially allocated to subordinated bondholders.  The Company’s investment strategy is to purchase CMO tranches that are expected to offer the most favorable return given the Company’s assessment of associated risks.  The Company does not purchase residual interests in CMOs.

Commercial Mortgage-Backed Securities and Project Loans

At March 31, 2011 and December 31, 2010, the Company held commercial mortgage-backed securities (including FHA project loans) of $480 million and $549 million, respectively.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

Alternative Documentation Mortgages and Sub-Prime Mortgages

At March 31, 2011 and December 31, 2010, the Company’s fixed maturity investment portfolio included collateralized mortgage obligations backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $290 million and $297 million, respectively (comprising approximately 0.5% of the Company’s total fixed maturity investments at March 31, 2011 and December 31, 2010).  The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional such securities at discounted prices.  The Company purchased $5 million and $31 million of such securities in the quarter ended March 31, 2011 and year ended December 31, 2010, respectively.  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities’ requirements for credit score but do not meet the government-sponsored entities’ guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Baa3” and “Baa2” at March 31, 2011 and December 31, 2010, respectively.

Other Investments

At March 31, 2011 and December 31, 2010, the carrying value of the Company’s other investments was $3.01 billion and $2.93 billion, respectively.  The Company’s other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company’s fixed maturity investments.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  Net investment income provided by these asset classes totaled $125 million and $51 million in the first quarters of 2011 and 2010, respectively.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further information about these invested asset classes.

CATASTROPHE MODELING

The Company uses various analyses and methods, including computer modeling techniques, to analyze catastrophic events and the risks associated with them.  The Company uses these analyses and methods to make underwriting and reinsurance decisions designed to manage its exposure to catastrophic events.

In making underwriting and reinsurance decisions for hurricane and earthquake exposures, the Company uses third-party proprietary computer models to assist in its process of estimating the likelihood that the loss from a single event will equal or exceed a particular amount.  The tables below set forth the probabilities that estimated losses from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars and as a percentage of the Company’s common equity).  For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company’s loss from a single U.S. hurricane in a one-year timeframe would equal or exceed $1.1 billion, or 5% of the Company’s common equity at December 31, 2010.

	Dollars (in billions)
Likelihood of Exceedance (1)	Single U.S. Hurricane	Single U.S. and Canadian Earthquake

2.0% (1-in-50)	$0.9	$0.5
1.0% (1-in-100)	$1.1	$0.6
0.4% (1-in-250)	$2.0	$0.9
0.1% (1-in-1,000)	$4.3	$2.0

	Percentage of Common Equity (2)
Likelihood of Exceedance	Single U.S. Hurricane	Single U.S. and Canadian Earthquake

2.0% (1-in-50)	4%	2%
1.0% (1-in-100)	5%	3%
0.4% (1-in-250)	9%	4%
0.1% (1-in-1,000)	18%	8%

(1)          An event that has, for example, a 2% likelihood of exceedance is sometimes described as a “1-in-50 year event.”  As noted above, however, the probabilities in the table represent the likelihood of losses from a single event equaling or exceeding the indicated threshold loss amount in a one-year timeframe, not over a multi-year timeframe.  Also, because the probabilities relate to a single event, the probabilities do not address the likelihood of more than one event occurring in a particular period, and, therefore, the amounts do not address potential aggregate catastrophe losses occurring in a one-year timeframe.

(2)          The percentage of common equity is calculated by dividing (a) indicated loss amounts in dollars by (b) total common equity excluding net unrealized investment gains and losses, net of taxes.  Net unrealized investment gains and losses can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends.  Accordingly, the Company’s management uses the percentage of common equity calculated on this basis as a metric to evaluate the potential impact of a single hurricane or single earthquake on the Company’s financial position for purposes of making underwriting and reinsurance decisions.

During the first quarter of 2011, a new version of a third-party proprietary computer model utilized by the Company and others in the insurance industry, to estimate potential aggregate hurricane losses was released.  Although it is still too early to determine the impact that the changes included in the new version of this hurricane model may have on the Company’s estimates of the likelihood of exceedance disclosed above, the Company’s estimates could significantly increase as a result of those changes, and the changes could impact the Company’s underwriting strategy and capital management.

The threshold loss amounts in the tables above, which are based on the Company’s in-force portfolio and catastrophic reinsurance program at December 31, 2010, are net of reinsurance, after-tax and exclude most loss adjustment expenses, which historically have been less than 10% of loss estimates.  The amounts for hurricanes reflect U.S. exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures.  The amounts for earthquakes reflect U.S. and Canadian exposures and include property exposures and workers’ compensation exposures. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated threshold loss amounts.

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

Moreover, the Company is exposed to the risk of material losses from other than property and workers’ compensation coverages arising out of hurricanes and earthquakes, and it is exposed to catastrophe losses from perils other than hurricanes and earthquakes, such as windstorms, hail, wildfires, severe winter weather, floods, volcanic eruptions and acts of terrorism.

There are no industry-standard methodologies or assumptions for projecting catastrophe exposure.  Accordingly, catastrophe estimates provided by different insurers may not be comparable.

For more information about the Company’s exposure to catastrophe losses, see “Item 1A—Risk Factors—Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance” and “Item 1A—Risk Factors—We may be adversely affected if our pricing and capital models are inaccurate” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to Reinsurance Recoverables in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	March 31, 2011	December 31, 2010
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$6,739	$6,934
Allowance for uncollectible reinsurance	(362)	(363)

Net reinsurance recoverables	6,377	6,571
Structured settlements (1)	3,353	3,380
Mandatory pools and associations (2)	2,056	2,043

Total reinsurance recoverables	$11,786	$11,994

(1) Included in the Company’s reinsurance recoverables are certain structured settlement annuities issued by a subsidiary of Old Mutual U.S. Life Holdings, Inc. for which the Company is contingently liable.  In April 2011, Old Mutual plc, a U.K. company, completed the sale of Old Mutual U.S. Life Holdings, Inc., its U.S. life insurance subsidiary, to Harbinger Group Inc.

(2) Includes impact from certain reclassifications made to 2010 amounts to conform to 2011 presentation.

The $194 million decline in net reinsurance recoverables since December 31, 2010 primarily reflected cash collections and the impact of net favorable prior year reserve development.

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

The Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong, generally consistent with recent periods.  In the Business Insurance segment, the Company expects a slightly improving trend in renewal premium changes, including improving trends in both of its components of rate changes and insured exposures, during the remainder of 2011 compared with 2010.   In the Financial, Professional & International Insurance segment, the Company expects that renewal premium changes, including both if its components of rate changes and insured exposures, will not meaningfully change during the remainder of 2011 compared with 2010.  In the Personal Insurance segment, the Company expects that Agency Automobile renewal premium changes during the remainder of 2011 will remain positive, but decrease slightly to levels consistent with 2010.  For its Agency Homeowners’ and Other business, the Company expects renewal premium changes during the remainder of 2011 will remain generally consistent with the first quarter of 2011, which will be modestly higher than 2010.

The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business.  While property and casualty insurance market conditions are expected to remain competitive in the remainder of 2011 for new business, the Company believes it is well-positioned to capitalize on new business opportunities as agents, brokers and customers seek to place business with high-quality carriers.  In addition, the Company launched a new distribution channel in 2009 that markets personal insurance products directly to consumers, which is expected to generate modest growth in premium volume for Personal Insurance during the remainder of 2011.

While economic conditions have recently improved, uncertainty remains, and the trend may not continue.  Further, if growth continues, it may be at a slow rate for an extended period of time.  In addition, other economic conditions, such as the commercial and residential real estate environment and employment rates, may continue to be weak.  If weak economic conditions persist or deteriorate, low levels of economic activity could impact exposure changes at renewal and our ability to write business at acceptable rates.  Additionally, such low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could adversely impact net written premiums in the remainder of 2011.  Since earned premiums lag net written premiums, earned premiums could be adversely impacted in the remainder of 2011 and into 2012.

Underwriting Gain/Loss.  In Business Insurance, the anticipated impact of competitive market conditions and general economic conditions on the Company’s earned premiums, as discussed above, coupled with an expected modest increase in loss costs, will likely result in modestly reduced underwriting profitability during the remainder of 2011, as compared with 2010.  In Financial, Professional & International Insurance, the anticipated impact of a decline in earned premiums resulting from lower levels of written premiums in 2010, combined with higher employee- and technology-related costs to enhance operations and support future business growth, will likely result in modestly reduced underwriting profitability during the remainder of 2011 as compared with 2010.  In Personal Insurance, the anticipated impact of continued positive renewal premium changes on the Company’s earned premiums, as discussed above, combined with an expected modest increase in loss costs, will likely result in modestly increased underwriting profitability during the remainder of 2011, as compared with 2010.  Also in Personal Insurance, the Company’s direct to consumer initiative, as discussed above, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.  The earthquake and tsunami in Japan in March 2011 may cause a disruption in the availability of replacement parts for certain makes and models of automobiles, which may result in a temporary increase in loss costs for automobile coverages.

In recent periods, the Company has experienced net favorable prior year reserve development, driven by better than expected loss experience in all of the Company’s segments in most accident years prior to and including 2009.  Better than expected loss experience and other favorable circumstances may continue at higher, lower or the same levels as compared to recent periods, may not continue or may reverse, causing the Company to recognize higher, lower or the same levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods.  In addition, the ongoing review of prior year claim and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods.

Catastrophe losses are inherently unpredictable from year to year, and the Company’s results of operations would be adversely impacted by significant catastrophe losses in the remainder of 2011. See “Catastrophe Modeling” above for a discussion of changes to a third-party catastrophe model and their uncertain impact.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively low average effective duration.

Net investment income is a material contributor to the Company’s results of operations.  While interest rates have recently risen above the historic lows experienced in the second half of 2010, the Company expects investment returns for its fixed maturity investment portfolio to be slightly lower in the remainder of 2011 than in recent periods due to lower reinvestment yields available for maturing long-term fixed maturity investments. Short-term interest rates are expected to remain at or near historically low levels.  The Company expects investment income in its non-fixed maturity investment portfolio in the remainder of 2011 to be generally consistent with 2010.  However, if general economic conditions and/or investment market conditions deteriorate in the remainder of 2011, the Company could also experience a reduction in net investment income and/or significant realized investment losses, including impairments.  The Company expects its fixed maturity assets, including its municipal portfolio, to provide adequate risk-adjusted returns and support its insurance operations over the long-term.  For further discussion of the Company’s investment portfolio, see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in this report.

Capital Position.  The Company believes it has a strong capital position and expects to continue its common share repurchase program in the remainder of 2011 as part of its continuing efforts to create shareholder value.  The Company expects the total dollar amount of share repurchases in 2011 will exceed its operating income for the year, as it did in 2010, but the total dollar amount of share repurchases is expected to be lower than in 2010.  The actual amount of share repurchases will depend on a variety of factors, including the Company’s earnings, corporate and regulatory requirements, share price, catastrophe losses, strategic initiatives and other market conditions.  There is no assurance that the Company will be able to continue to repurchase shares in excess of its operating income in future years.

The Company had a net after-tax unrealized investment gain of $1.68 billion in its fixed maturity investment portfolio at March 31, 2011.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

Many of the statements in this “Outlook” section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.   Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this report.

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

At March 31, 2011, total cash and short-term invested assets aggregating $2.86 billion and having a weighted average maturity of 56 days were held at the holding company.  The assets held at the holding company are sufficient to meet the holding company’s current liquidity requirements and are more than two times the Company’s target level.  These liquidity requirements primarily include shareholder dividends and debt service.  The Company has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time.  The Company also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in 2013.  This line of credit also supports the Company’s $800 million commercial paper program, of which $100 million was outstanding at March 31, 2011.  The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company currently utilizes uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $545 million to provide much of the capital needed to support its obligations at Lloyd’s.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first three months of 2011 and 2010 totaled $633 million and $531 million, respectively.  Cash flows in the first quarter of 2011 reflected a higher level of collected premiums, a lower level of paid operating expenses and a lower level of paid losses related to asbestos and environmental claims, as well as operations in runoff.  These factors were partially offset by an increase in losses paid on ongoing business (including the impact of increased loss costs), lower receipts related to net investment income and higher income taxes paid.

Investing Activities

Net cash flows provided by investing activities in the first three months of 2011 and 2010 totaled $530 million and $952 million, respectively.  The Company’s consolidated total investments at March 31, 2011 decreased by $331 million from year-end 2010, driven by the net sales and maturities of fixed maturity investments.  The decrease in total investments primarily reflected the impact of the Company’s common share repurchases of $1.10 billion under its share repurchase authorization in the first quarter of 2011, partially offset by operating cash flows of $633 million.  Net pretax unrealized appreciation of investments of $1.82 billion at March 31, 2011 was slightly lower than at year-end 2010.

In the second quarter of 2011, the Company expects to fund its investment in J. Malucelli with cash provided internally from an operating subsidiary of the Company.  See note 11 of notes to the unaudited consolidated financial statements in this report for further information regarding this investment.

The primary goals of the Company’s asset - liability management process are to satisfy the insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows.  Generally, the expected principal and interest payments produced by the Company’s fixed maturity portfolio adequately fund the estimated runoff of the Company’s insurance reserves.  Although this is not an exact cash flow match in each period, the substantial degree by which the market value of the fixed maturity portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, contributes to the Company’s ability to fund claim payments without having to sell illiquid assets or access credit facilities.

Financing Activities

Net cash flows used in financing activities in the first three months of 2011 and 2010 totaled $1.13 billion and $1.49 billion, respectively.  The totals in both periods primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.

Dividends paid to shareholders totaled $155 million and $168 million in the first three months of 2011 and 2010, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors.  Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On April 21, 2011, the Company announced that it increased its regular quarterly dividend from $0.36 per share to $0.41 per share, a 14% increase.  The increased dividend is payable June 30, 2011 to shareholders of record on June 10, 2011.

The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, catastrophe losses, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  In January 2011, the board of directors approved a share repurchase authorization that added an additional $5 billion of repurchase capacity to the $1.51 billion of capacity remaining at December 31, 2010.  During the three months ended March 31, 2011, the Company repurchased 18.9 million shares under its share repurchase authorization for a total cost of approximately $1.10 billion.  The average cost per share repurchased was $58.23.  At March 31, 2011, the Company had $5.41 billion of capacity remaining under its share repurchase authorization.

The following table summarizes the components of the Company’s capital structure at March 31, 2011 and December 31, 2010.

(in millions)	March 31, 2011	December 31, 2010
Debt:
Short-term	$109	$109
Long-term	6,519	6,519
Net unamortized fair value adjustments and debt issuance costs	(17)	(17)

Total debt	6,611	6,611

Preferred shareholders’ equity	66	68
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	23,905	24,152
Accumulated other changes in equity from nonowner sources	1,272	1,255

Total shareholders’ equity	25,243	25,475

Total capitalization	$31,854	$32,086

The $232 million decrease in total capitalization from December 31, 2010 primarily reflected the impact of common share repurchases under the Company’s share repurchase authorization totaling $1.10 billion and shareholder dividends of $155 million in the first quarter of 2011, mostly offset by net income of $839 million.

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	March 31, 2011	December 31, 2010

Total capitalization excluding net unrealized gain on investments	$30,038	$30,228
Net unrealized gain on investments, net of taxes	1,816	1,858

Total capitalization	$31,854	$32,086

Debt-to-total capital ratio	20.8%	20.6%

Debt-to-total capital ratio excluding net unrealized gain on investments	22.0%	21.9%

The debt-to-total capital ratio excluding net unrealized gains on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s debt-to-total capital ratio of 22.0% at March 31, 2011 calculated on this basis was within the Company’s target range.

Catastrophe Reinsurance Coverage

The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to help manage its exposure to losses resulting from catastrophes.  In addition to the coverage provided under this treaty, the Company also utilizes a catastrophe bond program to protect against certain hurricane events in the northeastern United States, as well as a Northeast catastrophe reinsurance treaty to protect against losses arising from hurricanes, earthquakes and winter storm or freeze losses from Virginia to Maine in the Northeastern United States.  The Company has also entered into an earthquake excess-of-loss treaty that provides certain coverage for earthquake losses incurred under policies written by the National Property business unit in the Company’s Business Insurance segment.  The Company’s catastrophe reinsurance coverage is described in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P).  There were no rating agency actions taken with respect to the Company since February 17, 2011, the date on which the Company’s Annual Report on Form 10-K was filed with the Securities and Exchange Commission.  For additional discussion of ratings and the potential impacts of a downgrade in such ratings, see the “Ratings” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill impairments. Except as discussed below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2010.

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line. A portion of the Company’s gross claims and claim adjustment expense reserves (totaling $3.22 billion at March 31, 2011) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2011			December 31, 2010
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,694	$10,323	$16,017	$5,809	$10,449	$16,258
Property	895	640	1,535	945	627	1,572
Commercial multi-peril	1,972	1,703	3,675	1,897	1,766	3,663
Commercial automobile (1)	2,327	1,035	3,362	2,302	1,060	3,362
Workers’ compensation	9,488	7,136	16,624	9,447	7,082	16,529
Fidelity and surety	529	1,170	1,699	542	1,124	1,666
Personal automobile (1)	1,841	863	2,704	1,863	935	2,798
Homeowners and personal—other	675	698	1,373	653	769	1,422
International and other	2,375	2,008	4,383	2,353	1,914	4,267

Property-casualty	25,796	25,576	51,372	25,811	25,726	51,537
Accident and health	60	8	68	61	8	69

Claims and claim adjustment expense reserves	$25,856	$25,584	$51,440	$25,872	$25,734	$51,606

(1) Includes impact from certain reclassifications made to 2010 amounts to conform to 2011 presentation.

The $166 million decline in gross claims and claim adjustment expense reserves since December 31, 2010 primarily reflected net favorable prior year reserve development and payments related to asbestos and environmental claims, as well as operations in runoff.

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

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. Specifically, statements about the Company’s share repurchase plans and statements about the potential impact of investment markets and other economic conditions on the Company’s investment portfolio and underwriting results, among others, are forward looking, and the Company may also make forward-looking statements about, among other things:

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

•                  during or following a period of financial market disruption or economic downturn, the Company’s business could be materially and adversely affected;

•                  if actual claims exceed the Company’s loss reserves, or if changes in the estimated level of loss reserves are necessary, the Company’s financial results could be materially and adversely affected;

•                  the Company’s investment portfolio may suffer reduced returns or material realized or unrealized losses;

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

•                  the Company may not be able to collect all amounts due to it from reinsurers and reinsurance coverage may not be available to the Company in the future at commercially reasonable rates or at all;

•                  the Company is exposed to credit risk in certain of its business operations;

•                  the Company’s businesses are heavily regulated and changes in regulation may reduce the Company’s profitability and limit its growth;

•                  a downgrade in the Company’s claims-paying and financial strength ratings could adversely impact the Company’s business volumes, adversely impact the Company’s ability to access the capital markets and increase the Company’s borrowing costs;

•                  the inability of the Company’s insurance subsidiaries to pay dividends to the Company’s holding company in sufficient amounts would harm the Company’s ability to meet its obligations, pay future shareholder dividends or make future share repurchases;

•                  disruptions to the Company’s relationships with its independent agents and brokers could adversely affect the Company;

FORWARD-LOOKING STATEMENTS, Continued

•                  the Company’s efforts to develop new products or expand in targeted markets may not be successful and may create enhanced risks;

•                  the Company’s net deferred tax assets could be adversely affected by a reduction in the U.S. Federal corporate income tax rate;

•                  the Company may be adversely affected if its pricing and capital models are inaccurate;

•                  the Company is subject to a number of risks associated with its business outside the United States;

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

•                  loss of or significant restriction on the use of credit scoring in the pricing and underwriting of Personal Insurance products could reduce the Company’s future profitability; and

•                  the Company’s repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, catastrophe losses, other investment opportunities (including mergers and acquisitions), market conditions and other factors.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Other than as may be described below, there have been no material changes to the Company’s disclosures about market risk in Part II, Item 7A of the Company’s 2010 Annual Report on Form 10-K.

At March 31, 2011, the Company had a definitive agreement to commence a joint venture with J. Malucelli Participações em Seguros e Resseguros S.A, a Brazilian company (J. Malucelli), through the acquisition of approximately 43% of J. Malucelli’s common stock.  The purchase price for this acquisition will be R$625 million Brazilian Reais, plus an additional amount calculated based on a Brazilian inter-bank lending rate (CDI) from January 1, 2011 through the closing date of the transaction.  At March 31, 2011, that additional amount, which will continue to accrue until the anticipated closing date in the second quarter of 2011, totaled R$17 million Brazilian Reais.  The U.S. dollar equivalent of the purchase price will depend on the exchange rate at closing.  At March 31, 2011, the total of R$642 million Brazilian Reais was equivalent to approximately $393 million in U.S. dollars. In order to reduce its exposure to a significant strengthening of the Brazilian Reais prior to the closing of the transaction, the Company had entered into a foreign currency option contract on February 7, 2011 in the notional amount of R$635 million Brazilian Reais that expired on March 31, 2011.  The Company allowed that contract to expire as scheduled.  On April 19, 2011, the Company entered into a zero-cost collar in the notional amount of R$647 million Brazilian Reais (R$625 million Brazilian Reais plus estimated interest at closing) to hedge the risk of foreign currency fluctuations from the date of the collar until the earlier of the expiration of the collar or the closing of the investment in J. Malucelli. The collar was created by the purchase of a U.S. dollar put option in combination with the sale of a U.S. dollar call option that together created a floor and a ceiling of U.S. dollar exchange rates for Brazilian Reais. Upon expiration of the collar (April 29, 2011), the collar would have no impact on the Company's financial results (no cost and no benefit) if the exchange rates are within the floor and ceiling of the collar or the collar would have (i) a realized gain (if the value of the U.S. dollar decreased relative to the Brazilian Reais below the floor) or (ii) a realized loss (if the value of the U.S. dollar increased relative to the Brazilian Reais above the ceiling).  If the Company chooses to close the collar prior to its expiration, any resulting gain or loss would be recognized at that time.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 11 of notes to the Company’s unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and “— Critical Accounting Estimates” herein and in the 2010 Form 10-K.  There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2011	January 31, 2011	3,487,660	$55.44	3,486,600	$6,316,101,247
February 1, 2011	February 28, 2011	8,037,179	58.81	7,274,350	5,888,434,804
March 1, 2011	March 31, 2011	8,131,291	58.92	8,130,788	5,409,371,075

Total		19,656,130	$58.26	18,891,738	$5,409,371,075

The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, catastrophe losses, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  In January 2011, the board of directors approved a share repurchase authorization that added an additional $5 billion of repurchase capacity to the $1.51 billion of capacity remaining at December 31, 2010.

The Company repurchased 764,392 shares during the three months ended March 31, 2011 that were not part of the publicly announced share repurchase authorization.  These shares were repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used by employees to cover the exercise price of certain stock options that were exercised.

Item 5.    OTHER INFORMATION

All of the Company’s executive officers hold equity in the Company in excess of the required level under the Company’s executive stock ownership policy.  For a summary of this policy as currently in effect, see “Stock Ownership Guidelines” under “Executive Compensation—Compensation Discussion and Analysis” in the Company’s proxy statement filed with the SEC on April 12, 2011.  From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell shares of common stock of the Company in the open market, in private transactions or to the Company.  To effect such sales, some of the Company’s executives have entered into, and may in the future enter into, trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934.  The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines.  The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

As of the date of this report, Jay S. Benet, Vice Chairman and Chief Financial Officer, was the only “named executive officer” (i.e., an executive officer named in the compensation disclosures in the Company’s proxy statement) that has entered into a Rule 10b5-1 trading plan that remains in effect. The trading plan extends up to approximately eleven months from the date of this report. Under the Company’s stock ownership guidelines, Mr. Benet has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amounts are calculated for purposes of the stock ownership guidelines). See “Executive Compensation—Compensation Discussion and Analysis—Stock Ownership Guidelines” in the Company’s proxy statement filed with the SEC on April 12, 2011.

Item 6.    EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 21, 2011	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman Senior Vice President (Authorized Signatory)

Date: April 21, 2011	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

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

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2011 and 2010; (ii) Consolidated Balance Sheet at March 31, 2011 and December 31, 2010; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2011 and 2010; (iv) Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

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