Form 10-Q
period 2011-06-30
TRAVELERS COMPANIES, INC.
filed 2011-07-21
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 15, 2011 was 418,738,724.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2011

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS) (Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues
Premiums	$5,503	$5,340	$10,874	$10,570
Net investment income	758	762	1,537	1,515
Fee income	74	76	148	155
Net realized investment gains (losses)	19	(31)	39	(6)
Other revenues	34	32	68	64

Total revenues	6,388	6,179	12,666	12,298

Claims and expenses
Claims and claim adjustment expenses	5,141	3,419	8,523	6,807
Amortization of deferred acquisition costs	970	950	1,918	1,879
General and administrative expenses	907	832	1,790	1,679
Interest expense	97	97	193	195

Total claims and expenses	7,115	5,298	12,424	10,560

Income (loss) before income taxes	(727)	881	242	1,738
Income tax expense (benefit)	(363)	211	(233)	421

Net income (loss)	$(364)	$670	$475	$1,317

Net income (loss) per share
Basic	$(0.88)	$1.37	$1.11	$2.63
Diluted	$(0.88)	$1.35	$1.10	$2.60

Weighted average number of common shares outstanding
Basic	418.6	484.5	423.3	496.3
Diluted	418.6	490.8	429.1	502.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$5	$2	$7	$1
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(9)	(6)	(15)	(15)

Other-than-temporary impairment losses	(4)	(4)	(8)	(14)
Other net realized investment gains (losses)	23	(27)	47	8

Net realized investment gains (losses)	$19	$(31)	$39	$(6)

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (including $94 and $186 subject to securities lending) (amortized cost $59,767 and $60,170)	$62,976	$62,820
Equity securities, available for sale, at fair value (cost $461 and $372)	600	519
Real estate	854	838
Short-term securities	5,024	5,616
Other investments	3,539	2,929

Total investments	72,993	72,722

Cash	273	200
Investment income accrued	768	791
Premiums receivable	6,043	5,497
Reinsurance recoverables	11,780	11,994
Ceded unearned premiums	802	813
Deferred acquisition costs	1,840	1,782
Deferred tax asset	128	493
Contractholder receivables	5,370	5,343
Goodwill	3,365	3,365
Other intangible assets	465	502
Other assets	2,641	2,154

Total assets	$106,468	$105,656

Liabilities
Claims and claim adjustment expense reserves	$52,596	$51,606
Unearned premium reserves	11,339	10,921
Contractholder payables	5,370	5,343
Payables for reinsurance premiums	409	407
Debt	6,604	6,611
Other liabilities	5,142	5,293

Total liabilities	81,460	80,181

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.0 and 0.2 shares issued and outstanding)	—	68
Common stock (1,748.6 shares authorized; 419.5 and 434.6 shares issued and outstanding)	20,607	20,162
Retained earnings	18,966	18,847
Accumulated other changes in equity from nonowner sources	1,711	1,255
Treasury stock, at cost (320.8 and 296.6 shares)	(16,276)	(14,857)

Total shareholders’ equity	25,008	25,475

Total liabilities and shareholders’ equity	$106,468	$105,656

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the six months ended June 30,	2011	2010
Convertible preferred stock—savings plan
Balance, beginning of year	$68	$79
Redemptions	(5)	(7)
Conversion to common stock	(63)	—

Balance, end of period	—	72

Common stock
Balance, beginning of year	20,162	19,593
Employee share-based compensation	263	209
Common shares issued — conversion of preferred stock	93	—
Compensation amortization under share-based plans and other changes	89	82

Balance, end of period	20,607	19,884

Retained earnings
Balance, beginning of year	18,847	16,315
Net income	475	1,317
Dividends	(331)	(345)
Premium on preferred stock converted to common stock	(30)	—
Other	5	(2)

Balance, end of period	18,966	17,285

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	1,255	1,219
Change in net unrealized gain on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss)	369	476
Having credit losses recognized in the consolidated statement of income (loss)	12	44
Net change in unrealized foreign currency translation and other changes	75	(49)

Balance, end of period	1,711	1,690

Treasury stock (at cost)
Balance, beginning of year	(14,857)	(9,791)
Treasury shares acquired — share repurchase authorization	(1,337)	(2,800)
Net shares acquired related to employee share-based compensation plans	(82)	(54)

Balance, end of period	(16,276)	(12,645)

Total common shareholders’ equity	25,008	26,214

Total shareholders’ equity	$25,008	$26,286

Common shares outstanding
Balance, beginning of year	434.6	520.3
Treasury shares acquired — share repurchase authorization	(22.8)	(55.0)
Common shares issued — conversion of preferred stock	1.5	—
Net shares issued under employee share-based compensation plans	6.2	5.5

Balance, end of period	419.5	470.8

Summary of changes in equity from nonowner sources
Net income	$475	$1,317
Other changes in equity from nonowner sources, net of tax	456	471

Total changes in equity from nonowner sources	$931	$1,788

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the six months ended June 30,	2011	2010
Cash flows from operating activities
Net income	$475	$1,317
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment (gains) losses	(39)	6
Depreciation and amortization	405	411
Deferred federal income tax expense	137	51
Amortization of deferred acquisition costs	1,918	1,879
Equity in income from other investments	(231)	(116)
Premiums receivable	(542)	(382)
Reinsurance recoverables	225	528
Deferred acquisition costs	(1,973)	(1,930)
Claims and claim adjustment expense reserves	889	(692)
Unearned premium reserves	395	270
Other	(758)	(291)

Net cash provided by operating activities	901	1,051

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,234	2,478
Proceeds from sales of investments:
Fixed maturities	736	2,781
Equity securities	47	27
Real estate	—	10
Other investments	285	189
Purchases of investments:
Fixed maturities	(3,547)	(3,940)
Equity securities	(103)	(19)
Real estate	(35)	(8)
Other investments	(629)	(227)
Net sales of short-term securities	597	1,050
Securities transactions in course of settlement	213	2
Other	(143)	(145)

Net cash provided by investing activities	655	2,198

Cash flows from financing activities
Payment of debt	(8)	(250)
Dividends paid to shareholders	(329)	(343)
Issuance of common stock — employee share options	245	199
Treasury stock acquired — share repurchase authorization	(1,360)	(2,804)
Treasury stock acquired — net employee share-based compensation	(46)	(40)
Excess tax benefits from share-based payment arrangements	11	5

Net cash used in financing activities	(1,487)	(3,233)

Effect of exchange rate changes on cash	4	(5)

Net increase in cash	73	11
Cash at beginning of year	200	255

Cash at end of period	$273	$266

Supplemental disclosure of cash flow information
Income taxes paid	$291	$309
Interest paid	$191	$200

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

The updated guidance is effective for the quarter ending March 31, 2012.  The adoption of this guidance is not expected to have any impact on the Company’s results of operations, financial position or liquidity.

Creditors’ Evaluation of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued updated guidance to clarify whether a modification or restructuring of a receivable is considered a troubled debt restructuring, i.e., whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  A modification or restructuring that is considered a troubled debt restructuring will result in the creditor having to account for the receivable as being impaired and will also result in additional disclosure of the creditors’ troubled debt restructuring activities.  The updated guidance is effective for the quarter ending September 30, 2011 and is to be applied on a retrospective basis to the beginning of the annual period of adoption.

The adoption of this guidance is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

Transfers and Servicing

In April 2011, the FASB issued updated guidance related to the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The updated guidance eliminates the criteria to assess whether a transferor must have the ability to repurchase or redeem the financial assets in order to demonstrate effective control over the transferred asset.   Transferors that maintain effective control over a transferred asset are required to account for the transaction as a secured borrowing rather than a sale.  The updated guidance is effective for the quarter ending March 31, 2012.  The updated guidance applies to transactions or modifications of existing transactions that occur on or after the effective date.  The adoption of this guidance is not expected to have any impact on the Company’s results of operations, financial position or liquidity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Presentation of Comprehensive Income

In June 2011, the FASB issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in stockholders’ equity.  The updated guidance requires that all nonowner changes in stockholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance is to be applied retrospectively and is effective for the quarter ending March 31, 2012.  Early adoption is permitted.

The updated guidance will result in a change in the presentation of the Company’s financial statements but will not have any impact on the Company’s results of operations, financial position or liquidity.

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

On June 17, 2011, the Company acquired 43% of the common stock of J. Malucelli Participações em Seguros e Resseguros S.A, a Brazilian company (“JMalucelli”).  JMalucelli is currently the market leader in surety in Brazil based on market share.  The Company’s investment in JMalucelli will be accounted for using the equity method and is included in “other investments” on the consolidated balance sheet.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income (loss) and total assets by reportable business segments:

(for the three months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2011
Premiums	$2,802	$810	$1,891	$5,503
Net investment income	541	105	112	758
Fee income	74	—	—	74
Other revenues	10	6	18	34

Total operating revenues (1)	$3,427	$921	$2,021	$6,369

Operating income (loss) (1)	$11	$164	$(471)	$(296)

2010
Premiums	$2,663	$855	$1,822	$5,340
Net investment income	537	110	115	762
Fee income	76	—	—	76
Other revenues	7	7	18	32

Total operating revenues (1)	$3,283	$972	$1,955	$6,210

Operating income (1)	$567	$172	$19	$758

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income (loss) for reportable business segments equals net income (loss) excluding the after-tax impact of net realized investment gains (losses).

(for the six months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2011
Premiums	$5,547	$1,583	$3,744	$10,874
Net investment income	1,097	211	229	1,537
Fee income	148	—	—	148
Other revenues	19	13	36	68

Total operating revenues (1)	$6,811	$1,807	$4,009	$12,627

Operating income (loss) (1)	$615	$284	$(301)	$598

2010
Premiums	$5,291	$1,679	$3,600	$10,570
Net investment income	1,065	221	229	1,515
Fee income	155	—	—	155
Other revenues	13	13	38	64

Total operating revenues (1)	$6,524	$1,913	$3,867	$12,304

Operating income (1)	$1,134	$258	$78	$1,470

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income (loss) for reportable business segments equals net income (loss) excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Revenue reconciliation
Earned premiums
Business Insurance:
Workers’ compensation	$712	$605	$1,392	$1,205
Commercial automobile	480	471	953	942
Property	401	423	802	846
General liability	429	433	857	858
Commercial multi-peril	778	730	1,540	1,440
Other	2	1	3	—

Total Business Insurance	2,802	2,663	5,547	5,291

Financial, Professional & International Insurance:
Fidelity and surety	250	286	484	533
General liability	216	222	424	448
International	311	313	609	631
Other	33	34	66	67

Total Financial, Professional & International Insurance	810	855	1,583	1,679

Personal Insurance:
Automobile	931	921	1,846	1,825
Homeowners and other	960	901	1,898	1,775

Total Personal Insurance	1,891	1,822	3,744	3,600

Total earned premiums	5,503	5,340	10,874	10,570
Net investment income	758	762	1,537	1,515
Fee income	74	76	148	155
Other revenues	34	32	68	64

Total operating revenues for reportable segments	6,369	6,210	12,627	12,304
Net realized investment gains (losses)	19	(31)	39	(6)

Total consolidated revenues	$6,388	$6,179	$12,666	$12,298

Income reconciliation, net of tax
Total operating income (loss) for reportable segments	$(296)	$758	$598	$1,470
Interest Expense and Other (1)	(81)	(68)	(149)	(149)

Total operating income (loss)	(377)	690	449	1,321
Net realized investment gains (losses)	13	(20)	26	(4)

Total consolidated net income (loss)	$(364)	$670	$475	$1,317

(1)   The primary component of Interest Expense and Other is after-tax interest expense of $63 million in each of the three months ended June 30, 2011 and 2010, and $125 million and $127 million for the six months ended June 30, 2011 and 2010, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	June 30, 2011	December 31, 2010
Asset reconciliation:
Business Insurance	$78,330	$78,165
Financial, Professional & International Insurance	13,840	13,461
Personal Insurance	13,511	13,423

Total assets for reportable segments	105,681	105,049
Other assets (1)	787	607

Total consolidated assets	$106,468	$105,656

(1)                  The primary components of other assets at both dates were other intangible assets and deferred tax assets.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2011, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,057	$89	$—	$2,146
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,603	517	1	7,119
All other	30,626	1,470	35	32,061

Total obligations of states, municipalities and political subdivisions	37,229	1,987	36	39,180
Debt securities issued by foreign governments	1,980	52	1	2,031
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,529	259	16	3,772
All other corporate bonds	14,939	913	42	15,810
Redeemable preferred stock	33	4	—	37

Total	$59,767	$3,304	$95	$62,976

	Amortized	Gross Unrealized		Fair
(at December 31, 2010, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,914	$94	$—	$2,008
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,787	505	1	7,291
All other	31,277	1,121	154	32,244

Total obligations of states, municipalities and political subdivisions	38,064	1,626	155	39,535
Debt securities issued by foreign governments	2,156	50	4	2,202
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,952	248	36	4,164
All other corporate bonds	14,051	876	51	14,876
Redeemable preferred stock	33	2	—	35

Total	$60,170	$2,896	$246	$62,820

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Pre-refunded bonds of $7.12 billion and $7.29 billion at June 30, 2011 and December 31, 2010, respectively, were bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at June 30, 2011, in millions)	Cost	Gains	Losses	Value
Common stock	$294	$104	$—	$398
Non-redeemable preferred stock	167	37	2	202

Total	$461	$141	$2	$600

		Gross Unrealized		Fair
(at December 31, 2010, in millions)	Cost	Gains	Losses	Value
Common stock	$198	$106	$—	$304
Non-redeemable preferred stock	174	46	5	215

Total	$372	$152	$5	$519

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at June 30, 2011 and December 31, 2010, the aggregate fair value and gross unrealized losses by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at June 30, 2011, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	2,440	30	133	6	2,573	36
Debt securities issued by foreign governments	221	1	—	—	221	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	191	4	167	12	358	16
All other corporate bonds	1,517	27	94	15	1,611	42
Redeemable preferred stock	—	—	—	—	—	—

Total fixed maturities	4,369	62	394	33	4,763	95

Equity securities
Common stock	44	—	—	—	44	—
Non-redeemable preferred stock	12	—	39	2	51	2

Total equity securities	56	—	39	2	95	2

Total	$4,425	$62	$433	$35	$4,858	$97

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2010, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$155	$—	$—	$—	$155	$—
Obligations of states, municipalities and political subdivisions	5,854	149	139	6	5,993	155
Debt securities issued by foreign governments	419	4	13	—	432	4
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	77	1	420	35	497	36
All other corporate bonds	1,255	32	185	19	1,440	51
Redeemable preferred stock	—	—	3	—	3	—

Total fixed maturities	7,760	186	760	60	8,520	246

Equity securities
Common stock	3	—	3	—	6	—
Non-redeemable preferred stock	45	1	49	4	94	5

Total equity securities	48	1	52	4	100	5

Total	$7,808	$187	$812	$64	$8,620	$251

The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at June 30, 2011, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$3	$—	$—	$—	$3
Other	1	3	—	10	14

Total fixed maturities	4	3	—	10	17
Equity securities	—	—	—	—	—

Total	$4	$3	$—	$10	$17

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains (losses) in the consolidated statement of income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—	—
Debt securities issued by foreign governments	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2	1	4	2
All other corporate bonds	1	—	3	5
Redeemable preferred stock	—	—	—	—

Total fixed maturities	3	1	7	7

Equity securities
Common stock	1	1	1	2
Non-redeemable preferred stock	—	—	—	—

Total equity securities	1	1	1	2
Other investments	—	2	—	5

Total	$4	$4	$8	$14

The following tables present a roll-forward of the credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income (loss) for which a portion of the OTTI was recognized in accumulated other changes in equity from nonowner sources:

(for the three months ended June 30, 2011, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$49	$—	$2	$—	$—	$51
All other corporate bonds	90	—	1	—	1	92

Total fixed maturities	$139	$—	$3	$—	$1	$143

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

(for the six months ended June 30, 2011, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Year	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$47	$—	$4	$—	$—	$51
All other corporate bonds	88	1	2	(1)	2	92

Total fixed maturities	$135	$1	$6	$(1)	$2	$143

(for the three months ended June 30, 2010, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$47	$—	$1	$(3)	$—	$45
All other corporate bonds	92	—	—	(7)	—	85

Total fixed maturities	$139	$—	$1	$(10)	$—	$130

(for the six months ended June 30, 2010, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Year	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$46	$—	$2	$(3)	$—	$45
All other corporate bonds	93	—	2	(11)	1	85

Total fixed maturities	$139	$—	$4	$(14)	$1	$130

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance.  The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets, and requires that observable inputs be used in the valuations when available.  The disclosure of fair value estimates in the fair value accounting guidance hierarchy is based on whether the significant inputs into the valuation are observable.  In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions.  The level in the fair value hierarchy within which the fair value measurement is reported is based on the lowest level input that is significant to the measurement in its entirety.  The three levels of the hierarchy are as follows:

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

For investments that have quoted market prices in active markets, the Company uses the unadjusted quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy.  The Company receives the quoted market prices from a third party, nationally recognized pricing service (pricing service).  When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value, which is mainly used for its fixed maturity investments.  The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy.  If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3.  The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third-party market participant would be willing to pay in an arm’s length transaction.

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

Other Investments

At June 30, 2011 and December 31, 2010, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $71 million and $57 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at June 30, 2011 and December 31, 2010 in the amount disclosed in Level 3. The Company holds investments in various publicly-traded securities which are reported in other investments.  The $43 million and $42 million fair value of these investments at June 30, 2011 and December 31, 2010, respectively, was disclosed in Level 1.  These investments include securities in the Company’s trading portfolio, mutual funds and other small holdings.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

Derivatives

At June 30, 2011 and December 31, 2010, the Company held $30 million and $37 million, respectively, of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2 — fixed maturities.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at June 30, 2011 and December 31, 2010.

(at June 30, 2011, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,146	$2,103	$43	$—
Obligations of states, municipalities and political subdivisions	39,180	—	39,159	21
Debt securities issued by foreign governments	2,031	—	2,031	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,772	—	3,771	1
All other corporate bonds	15,810	—	15,635	175
Redeemable preferred stock	37	36	1	—

Total fixed maturities	62,976	2,139	60,640	197

Equity securities
Common stock	398	386	12	—
Non-redeemable preferred stock	202	134	68	—

Total equity securities	600	520	80	—

Other investments	114	43	—	71

Total	$63,690	$2,702	$60,720	$268

The Company did not have significant transfers between Levels 1 and 2 during the six months ended June 30, 2011.

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

The following tables present the changes in the Level 3 fair value category during the three months and six months ended June 30, 2011 and the twelve months ended December 31, 2010.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

Three Months Ended June 30, 2011 (in millions)	Fixed Maturities	Other Investments	Total

Balance at March 31, 2011	$170	$63	$233
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses) (1)	—	3	3
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	—	8	8
Purchases, sales and settlements/maturities:
Purchases	47	—	47
Sales	(12)	(3)	(15)
Settlements/maturities	(5)	—	(5)
Gross transfers into Level 3	—	—	—
Gross transfers out of Level 3	(3)	—	(3)

Balance at June 30, 2011	$197	$71	$268

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income (loss) attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                  Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

Six Months Ended June 30, 2011 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2010	$230	$57	$287
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses) (1)	—	6	6
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	—	13	13
Purchases, sales and settlements/maturities:
Purchases	82	2	84
Sales	(12)	(7)	(19)
Settlements/maturities	(21)	—	(21)
Gross transfers into Level 3	8	—	8
Gross transfers out of Level 3 (2)	(90)	—	(90)

Balance at June 30, 2011	$197	$71	$268

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income (loss) attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)   Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(2)          During the six months ended June 30, 2011, approximately $81 million of municipal fixed maturity securities were valued using observable market data which resulted in a transfer out of Level 3 into Level 2.  In prior periods, these securities were valued internally using unobservable inputs.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

Twelve Months Ended December 31, 2010 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2009	$240	$154	$394
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses) (1)	5	2	7
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	10	11	21
Purchases, sales and settlements/maturities:
Purchases	44	3	47
Sales	(9)	(113)	(122)
Settlements/maturities	(41)	—	(41)
Gross transfers into Level 3	13	—	13
Gross transfers out of Level 3	(32)	—	(32)

Balance at December 31, 2010	$230	$57	$287

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)     Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2011 or twelve months ended December 31, 2010.

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

The carrying values of $534 million and $647 million of financial instruments classified as other assets approximated their fair values at June 30, 2011 and December 31, 2010, respectively.  The carrying values of $3.71 billion and $3.75 billion of financial instruments classified as other liabilities at June 30, 2011 and December 31, 2010, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

The carrying value and fair value of the Company’s debt at June 30, 2011 was $6.60 billion and $7.15 billion, respectively. The respective totals at December 31, 2010 were $6.61 billion and $7.21 billion.  The Company utilized a pricing service to estimate fair value measurements for approximately 96% and 94% of its debt, other than commercial paper, at June 30, 2011 and December 31, 2010, respectively.  The pricing service utilizes market quotations for debt that have quoted prices in active markets.  For the small amount of the Company’s debt securities for which a pricing service is not used, the Company utilizes pricing estimates from a nationally recognized broker/dealer to estimate fair value.  If estimates of fair value are unavailable from the pricing service or the broker/dealer, the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs.

The fair value of commercial paper included in debt outstanding at June 30, 2011 and December 31, 2010 approximated its book value because of its short-term nature.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at June 30, 2011 and December 31, 2010:

(in millions)	June 30, 2011	December 31, 2010
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	557
Personal Insurance	613	613
Other	27	27

Total	$3,365	$3,365

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at June 30, 2011 and December 31, 2010:

(at June 30, 2011, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$808	$127
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	69	122

Total intangible assets subject to amortization	1,126	877	249
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$877	$465

(at December 31, 2010, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$783	$152
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	57	134

Total intangible assets subject to amortization	1,126	840	286
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$840	$502

(1)          The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Customer-related	$11	$15	$25	$32
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	6	6	12	13

Total amortization expense	$17	$21	$37	$45

Intangible asset amortization expense is estimated to be $32 million for the remainder of 2011, $52 million in 2012, $45 million in 2013, $43 million in 2014 and $23 million in 2015.

6.             SHAREHOLDERS’ EQUITY

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, catastrophe losses, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  During the three months and six months ended June 30, 2011, the Company repurchased 3.9 million and 22.8 million shares, respectively, under its share repurchase authorization, for a total cost of approximately $237 million and $1.34 billion, respectively.  The average cost per share repurchased was $60.27 and $58.58, respectively.  At June 30, 2011, the Company had $5.17 billion of capacity remaining under the share repurchase authorization.

Conversion of Preferred Stock to Common Stock.  In May 2011, the Company’s board of directors authorized the redemption of the Company’s preferred stock held by The Travelers 401(k) Savings Plan (the Savings Plan) and gave notice of that redemption to the appropriate fiduciaries of the Savings Plan.  Following a fiduciary review, the Savings Plan exercised its right to convert each preferred share into eight shares of the Company’s common stock.  As a result, all preferred shares outstanding on June 7, 2011 (190,083 shares) were converted into a total of 1.52 million shares of the Company’s common stock.

Changes In Equity From Nonowner Sources.  The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, after-tax)	2011	2010	2011	2010

Net income (loss)	$(364)	$670	$475	$1,317
Change in net unrealized gain on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss)	429	422	369	476
Having credit losses recognized in the consolidated statement of income (loss)	(6)	21	12	44
Other changes	16	(24)	75	(49)

Total changes in equity from nonowner sources	$75	$1,089	$931	$1,788

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.                       EARNINGS PER SHARE

The following is a reconciliation of the net income (loss) and share data used in the basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2011	2010	2011	2010

Basic
Net income (loss), as reported	$(364)	$670	$475	$1,317
Preferred stock dividends	—	—	(1)	(1)
Participating share-based awards — allocated income	(2)	(5)	(4)	(10)

Net income (loss) available to common shareholders — basic	$(366)	$665	$470	$1,306

Diluted
Net income (loss) available to common shareholders	$(366)	$665	$470	$1,306
Effect of dilutive securities:
Convertible preferred stock	—	—	1	1

Net income (loss) available to common shareholders — diluted	$(366)	$665	$471	$1,307

Common shares
Basic
Weighted average shares outstanding	418.6	484.5	423.3	496.3

Diluted
Weighted average shares outstanding	418.6	484.5	423.3	496.3
Weighted average effects of dilutive securities:
Stock options and performance shares	—	4.5	4.4	4.5
Convertible preferred stock	—	1.8	1.4	1.8

Total	418.6	490.8	429.1	502.6

Net Income (Loss) per Common Share
Basic	$(0.88)	$1.37	$1.11	$2.63

Diluted	$(0.88)	$1.35	$1.10	$2.60

Net loss per basic and diluted common share for the three months ended June 30, 2011 excluded the allocation of $4.6 million of undistributed loss to participating share-based awards, since such allocation would result in anti-dilution of basic and diluted earnings per share for the three months ended June 30, 2011.  In addition, the net loss per diluted common share for the three months ended June 30, 2011 excluded the weighted average effects of 4.6 million stock options and performance shares, and convertible preferred stock convertible into 1.2 million common shares.  The impact of these potential shares of common stock and their effects on income were excluded from the calculation of net loss per share on a diluted basis as their effect was anti-dilutive for the three months ended June 30, 2011.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.             SHARE-BASED INCENTIVE COMPENSATION

The following presents information for fully vested stock option awards at June 30, 2011:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	13,433,507	$46.38	4.6 years	$163

Exercisable at end of period	9,646,852	$44.68	3.6 years	$132

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $30 million and $29 million for the three months ended June 30, 2011 and 2010, respectively, and $67 million and $71 million for the six months ended June 30, 2011 and 2010, respectively.  The related tax benefits recognized in the consolidated statement of income (loss) was $10 million for each of the three months ended June 30, 2011 and 2010, and $23 million and $25 million for the six months ended June 30, 2011 and 2010, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2011 was $164 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2010 was $112 million, which was expected to be recognized over a weighted-average period of 1.7 years.

9.                       PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income (loss).

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2011	2010	2011	2010
Net Periodic Benefit Cost:
Service cost	$24	$24	$—	$—
Interest cost on benefit obligation	34	32	4	3
Expected return on plan assets	(45)	(46)	(1)	—
Amortization of unrecognized:
Prior service benefit	—	(1)	—	—
Net actuarial loss	19	15	—	—

Net benefit expense	$32	$24	$3	$3

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2011	2010	2011	2010
Net Periodic Benefit Cost:
Service cost	$49	$48	$—	$—
Interest cost on benefit obligation	68	64	7	7
Expected return on plan assets	(91)	(92)	(1)	—
Amortization of unrecognized:
Prior service benefit	—	(2)	—	—
Net actuarial loss	38	30	—	—

Net benefit expense	$64	$48	$6	$7

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.          CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.          CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Other Proceedings Not Arising Under Insurance Contracts or Reinsurance Agreements

Broker Anti-Trust Litigation — In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  All defendants moved to dismiss the complaint for failure to state a claim.  After giving plaintiffs multiple opportunities to replead, the court dismissed the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the district court’s decisions to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed the district court’s dismissal of all Sherman Act and RICO claims against certain defendants, including the Company, except for Sherman Act and RICO claims involving the sale of excess casualty insurance through a single defendant broker, as well as all state law claims, which they remanded to the district court for further proceedings. On October 1, 2010, defendants, including the Company, filed renewed motions to dismiss the remanded claims.  On March 18, 2011, the Company and certain other defendants entered into an agreement with the plaintiffs to settle the lawsuit. The settlement, under which the Company agreed to pay $6.75 million, is subject to court approval.  Preliminary approval of the settlement was granted on June 27, 2011, and a final fairness hearing is scheduled for September 14, 2011.

Other — In addition to those described above, the Company is involved in other lawsuits, including lawsuits alleging extra-contractual damages relating to insurance contracts or reinsurance agreements, that do not arise under insurance contracts or reinsurance agreements.  Based upon currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits would be material to the Company’s results of operations or have a material adverse effect on the Company’s financial position or liquidity.

Gain Contingency

On August 20, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for the Company, and on October 25, 2010, entered judgment awarding the Company $251 million plus pre-judgment interest in the amount of $169 million.  United States Fidelity and Guaranty Company is a subsidiary of the Company.  The $251 million awarded by the court represents the amount owed to the Company under the terms of the reinsurance agreements and is reported as part of reinsurance recoverables in the Company’s consolidated balance sheet. The interest awarded by the Court is treated for

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.          CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements. Post-judgment interest continues to accrue at the rate of 9 percent (without compounding) on the total judgment of $420 million.  The judgment, including the award of interest, was appealed to the New York Supreme Court, Appellate Division, First Department, and oral argument occurred on May 10, 2011. The parties await a ruling from the Appellate Division.

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.24 billion and $1.26 billion at June 30, 2011 and December 31, 2010, respectively.

Guarantees

The Company has contingent obligations for guarantees related to letters of credit, issuance of debt securities, certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various indemnifications, including those related to the sale of business entities.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.  At June 30, 2011, the maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $84 million, approximately $40 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million, all of which is indemnified by a third party.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from two years following the applicable closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be other agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of business entities that are quantifiable was $1.35 billion at June 30, 2011, of which $10 million was recognized on the balance sheet at that date.

11.          CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.20 billion at June 30, 2011.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (LOSS) (Unaudited)

For the three months ended June 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,710	$1,793	$—	$—	$5,503
Net investment income	511	245	2	—	758
Fee income	73	1	—	—	74
Net realized investment gains (losses)	12	11	(4)	—	19
Other revenues	27	7	—	—	34

Total revenues	4,333	2,057	(2)	—	6,388

Claims and expenses
Claims and claim adjustment expenses	3,431	1,710	—	—	5,141
Amortization of deferred acquisition costs	641	329	—	—	970
General and administrative expenses	591	290	26	—	907
Interest expense	18	—	79	—	97

Total claims and expenses	4,681	2,329	105	—	7,115

Loss before income taxes	(348)	(272)	(107)	—	(727)
Income tax benefit	(204)	(126)	(33)	—	(363)
Equity in net loss of subsidiaries	—	—	(290)	290	—

Net loss	$(144)	$(146)	$(364)	$290	$(364)

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$(3)	$8	$—	$—	$5
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	—	(9)	—	—	(9)

Other-than-temporary impairment losses	(3)	(1)	—	—	(4)
Other net realized investment gains (losses)	15	12	(4)	—	23

Net realized investment gains (losses)	$12	$11	$(4)	$—	$19

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,610	$1,730	$—	$—	$5,340
Net investment income	517	242	3	—	762
Fee income	76	—	—	—	76
Net realized investment gains (losses)	8	(25)	(14)	—	(31)
Other revenues	27	5	—	—	32

Total revenues	4,238	1,952	(11)	—	6,179

Claims and expenses
Claims and claim adjustment expenses	2,277	1,142	—	—	3,419
Amortization of deferred acquisition costs	629	321	—	—	950
General and administrative expenses	566	264	2	—	832
Interest expense	19	—	78	—	97

Total claims and expenses	3,491	1,727	80	—	5,298
Income (loss) before income taxes	747	225	(91)	—	881
Income tax expense (benefit)	176	66	(31)	—	211
Equity in net income of subsidiaries	—	—	730	(730)	—

Net income	$571	$159	$670	$(730)	$670

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$2	$—	$—	$—	$2
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(4)	(2)	—	—	(6)

Other-than-temporary impairment losses	(2)	(2)	—	—	(4)
Other net realized investment gains (losses)	10	(23)	(14)	—	(27)

Net realized investment gains (losses)	$8	$(25)	$(14)	$—	$(31)

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$7,335	$3,539	$—	$—	$10,874
Net investment income	1,043	489	5	—	1,537
Fee income	147	1	—	—	148
Net realized investment gains (losses)	21	23	(5)	—	39
Other revenues	57	11	—	—	68

Total revenues	8,603	4,063	—	—	12,666

Claims and expenses
Claims and claim adjustment expenses	5,665	2,858	—	—	8,523
Amortization of deferred acquisition costs	1,267	651	—	—	1,918
General and administrative expenses	1,187	580	23	—	1,790
Interest expense	36	—	157	—	193

Total claims and expenses	8,155	4,089	180	—	12,424

Income (loss) before income taxes	448	(26)	(180)	—	242
Income tax benefit	(8)	(69)	(156)	—	(233)
Equity in net income of subsidiaries	—	—	499	(499)	—

Net income	$456	$43	$475	$(499)	$475

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$(1)	$8	$—	$—	$7
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(5)	(10)	—	—	(15)

Other-than-temporary impairment losses	(6)	(2)	—	—	(8)
Other net realized investment gains (losses)	27	25	(5)	—	47

Net realized investment gains (losses)	$21	$23	$(5)	$—	$39

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$7,133	$3,437	$—	$—	$10,570
Net investment income	1,036	473	6	—	1,515
Fee income	155	—	—	—	155
Net realized investment gains (losses)	29	(11)	(24)	—	(6)
Other revenues	55	9	—	—	64

Total revenues	8,408	3,908	(18)	—	12,298

Claims and expenses
Claims and claim adjustment expenses	4,502	2,305	—	—	6,807
Amortization of deferred acquisition costs	1,245	634	—	—	1,879
General and administrative expenses	1,140	531	8	—	1,679
Interest expense	37	—	158	—	195

Total claims and expenses	6,924	3,470	166	—	10,560

Income (loss) before income taxes	1,484	438	(184)	—	1,738
Income tax expense (benefit)	347	115	(41)	—	421
Equity in net income of subsidiaries	—	—	1,460	(1,460)	—

Net income	$1,137	$323	$1,317	$(1,460)	$1,317

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$5	$(4)	$—	$—	$1
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(10)	(5)	—	—	(15)

Other-than-temporary impairment losses	(5)	(9)	—	—	(14)
Other net realized investment gains (losses)	34	(2)	(24)	—	8

Net realized investment gains (losses)	$29	$(11)	$(24)	$—	$(6)

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At June 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (including $94 subject to securities lending) (amortized cost $59,767)	$42,712	$20,243	$21	$—	$62,976
Equity securities, available for sale, at fair value (cost $461)	214	287	99	—	600
Real estate	33	821	—	—	854
Short-term securities	1,704	941	2,379	—	5,024
Other investments	2,526	1,012	1	—	3,539

Total investments	47,189	23,304	2,500	—	72,993

Cash	85	186	2	—	273
Investment income accrued	519	249	—	—	768
Premiums receivable	4,037	2,006	—	—	6,043
Reinsurance recoverables	7,801	3,979	—	—	11,780
Ceded unearned premiums	596	206	—	—	802
Deferred acquisition costs	1,568	272	—	—	1,840
Deferred tax asset	14	86	28	—	128
Contractholder receivables	4,073	1,297	—	—	5,370
Goodwill	2,411	954	—	—	3,365
Other intangible assets	312	153	—	—	465
Investment in subsidiaries	—	—	27,998	(27,998)	—
Other assets	2,252	58	379	(48)	2,641

Total assets	$70,857	$32,750	$30,907	$(28,046)	$106,468

Liabilities
Claims and claim adjustment expense reserves	$34,427	$18,169	$—	$—	$52,596
Unearned premium reserves	7,704	3,635	—	—	11,339
Contractholder payables	4,073	1,297	—	—	5,370
Payables for reinsurance premiums	204	205	—	—	409
Debt	1,190	—	5,462	(48)	6,604
Other liabilities	3,982	712	448	—	5,142

Total liabilities	51,580	24,018	5,910	(48)	81,460

Shareholders’ equity
Common stock (1,748.6 shares authorized; 419.5 shares issued and outstanding)	—	390	20,607	(390)	20,607
Additional paid-in capital	11,135	7,016	—	(18,151)	—
Retained earnings	6,600	620	18,955	(7,209)	18,966
Accumulated other changes in equity from nonowner sources	1,542	706	1,711	(2,248)	1,711
Treasury stock, at cost (320.8 shares)	—	—	(16,276)	—	(16,276)

Total shareholders’ equity	19,277	8,732	24,997	(27,998)	25,008

Total liabilities and shareholders’ equity	$70,857	$32,750	$30,907	$(28,046)	$106,468

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

(1)                                 The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$456	$43	$475	$(499)	$475
Net adjustments to reconcile net income to net cash provided by operating activities	355	99	(174)	146	426

Net cash provided by operating activities	811	142	301	(353)	901

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,969	1,265	—	—	3,234
Proceeds from sales of investments:
Fixed maturities	382	353	1	—	736
Equity securities	15	32	—	—	47
Other investments	183	102	—	—	285
Purchases of investments:
Fixed maturities	(2,342)	(1,204)	(1)	—	(3,547)
Equity securities	—	(74)	(29)	—	(103)
Real estate	(24)	(11)	—	—	(35)
Other investments	(549)	(80)	—	—	(629)
Net sales (purchases) of short-term securities	(108)	(500)	1,205	—	597
Securities transactions in course of settlement	150	63	—	—	213
Other	(135)	(8)	—	—	(143)

Net cash provided by (used in) investing activities	(459)	(62)	1,176	—	655

Cash flows from financing activities
Payment of debt	—	(8)	—	—	(8)
Dividends paid to shareholders	—	—	(329)	—	(329)
Issuance of common stock — employee share options	—	—	245	—	245
Treasury shares acquired — share repurchase authorization	—	—	(1,360)	—	(1,360)
Treasury shares acquired — net employee share-based compensation	—	—	(46)	—	(46)
Excess tax benefits from share-based payment arrangements	—	—	11	—	11
Dividends paid to parent company	(353)	—	—	353	—

Net cash used in financing activities	(353)	(8)	(1,479)	353	(1,487)

Effect of exchange rate changes on cash	—	4	—	—	4

Net increase (decrease) in cash	(1)	76	(2)	—	73
Cash at beginning of year	86	110	4	—	200

Cash at end of period	$85	$186	$2	$—	$273

Supplemental disclosure of cash flow information
Income taxes paid (received)	$199	$114	$(22)	$—	$291
Interest paid	$36	$—	$155	$—	$191

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

FINANCIAL HIGHLIGHTS

2011 Second Quarter Consolidated Results of Operations

•                   Net loss of ($364) million, or ($0.88) per share basic and diluted

•                   Net earned premiums of $5.50 billion

•                   Catastrophe losses of $1.67 billion ($1.08 billion after-tax)

•                   Net favorable prior year reserve development of $168 million ($111 million after-tax)

•                   GAAP combined ratio of 125.0%

•                   Net investment income of $758 million ($606 million after-tax)

•                   Net realized investment gains of $19 million ($13 million after-tax)

2011 Second Quarter Consolidated Financial Condition

•                   Total investments of $72.99 billion; fixed maturities and short-term securities comprised 93% of total investments

•                   Total assets of $106.47 billion

•                   Total debt of $6.60 billion, resulting in a debt-to-total capital ratio of 20.9% (22.5% excluding net unrealized investment gains, net of tax)

•                   Repurchased 3.9 million common shares for total cost of $237 million under share repurchase authorization

•                   Shareholders’ equity of $25.01 billion; book value per common share of $59.62, up 7% from June 30, 2010

•                   Holding company liquidity of $2.43 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2011	2010	2011	2010

Revenues
Premiums	$5,503	$5,340	$10,874	$10,570
Net investment income	758	762	1,537	1,515
Fee income	74	76	148	155
Net realized investment gains (losses)	19	(31)	39	(6)
Other revenues	34	32	68	64

Total revenues	6,388	6,179	12,666	12,298

Claims and expenses
Claims and claim adjustment expenses	5,141	3,419	8,523	6,807
Amortization of deferred acquisition costs	970	950	1,918	1,879
General and administrative expenses	907	832	1,790	1,679
Interest expense	97	97	193	195

Total claims and expenses	7,115	5,298	12,424	10,560

Income (loss) before income taxes	(727)	881	242	1,738
Income tax expense (benefit)	(363)	211	(233)	421

Net income (loss)	$(364)	$670	$475	$1,317

Net income (loss) per share
Basic	$(0.88)	$1.37	$1.11	$2.63

Diluted	$(0.88)	$1.35	$1.10	$2.60

GAAP combined ratio
Loss and loss adjustment expense ratio	92.6%	63.3%	77.6%	63.6%
Underwriting expense ratio	32.4	31.9	32.5	32.2

GAAP combined ratio	125.0%	95.2%	110.1%	95.8%

Incremental impact of direct to consumer initiative on GAAP combined ratio	0.9%	0.6%	1.0%	0.6%

The Company’s discussions of net income (loss) and segment operating income (loss) included in the following discussion are presented on an after-tax basis.  Discussions of the components of net income (loss) and segment operating income (loss) are presented on a pretax basis, unless otherwise noted.  Discussions of net income (loss) per common share are presented on a diluted basis.

Overview

Diluted net loss per share in the second quarter of 2011 was ($0.88), compared with diluted net income per share of $1.35 in the same period of 2010.  The net loss in the second quarter of 2011 was ($364) million, compared with net income of $670 million in the same period of 2010.  The net loss in the second quarter of 2011 primarily reflected the impact of a significant increase in catastrophe losses, lower net favorable prior year reserve development, and modest declines in underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), partially offset by net realized investment gains (compared with net realized investment losses in the second quarter of 2010). The decline in underlying underwriting margins reflected increases in losses excluding catastrophe losses and prior year reserve development (“underlying losses”) that modestly outpaced earned rate increases in the

Business Insurance segment (including the unfavorable re-estimation of certain first quarter 2011 losses), increases in non-catastrophe weather-related losses (some of which related to first quarter 2011 storms) and fire-related losses in the Personal Insurance segment and increases in general and administrative expenses in each business segment.

Catastrophe losses in the second quarter of 2011 were the result of unusually frequent and severe tornadoes and hail storms that caused extensive damage in several major urban areas, primarily in the Midwest and Southeast regions of the United States, the largest of which occurred in the last week of April and impacted 13 states.

In the first six months of 2011, diluted net income per share of $1.10 decreased by 58% from the same period of 2010, whereas net income of $475 million decreased by 64% from the same period of 2010.  The lower rate of decrease in diluted net income per share reflected the impact of common share repurchases over the previous twelve months.  The decrease in net income primarily reflected the impact of a significant increase in catastrophe losses, lower net favorable prior year reserve development and modest declines in underlying underwriting margins as described above.  These decreases were partially offset by net realized investment gains in the first six months of 2011 (compared with net realized investment losses in the same period of 2010) and a modest increase in net investment income.  Net income in the first six months of 2011 reflected a $104 million benefit resulting from the favorable resolution of various prior year tax matters recorded in the first quarter of 2011.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2011 totaled $5.50 billion, an increase of $163 million, or 3%, over the same period of 2010.  Through the first six months of 2011, earned premiums totaled $10.87 billion, an increase of $304 million, or 3%, over the same period of 2010.  In the Business Insurance segment, earned premiums in each of the second quarter and first six months of 2011 increased by 5% over the same periods of 2010.  In the Financial, Professional & International Insurance segment, earned premiums in the second quarter and first six months of 2011 decreased by 5% and 6%, respectively, from the same 2010 periods.  In the Personal Insurance segment, earned premiums in each of the second quarter and first six months of 2011 increased by 4% over the same periods of 2010.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010

Average investments (a)	$70,476	$71,294	$70,659	$71,987
Pretax net investment income	758	762	1,537	1,515
After-tax net investment income	606	617	1,228	1,227
Average pretax yield (b)	4.3%	4.3%	4.4%	4.2%
Average after-tax yield (b)	3.4%	3.5%	3.5%	3.4%

(a)                   Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses, net of tax.

Net investment income of $758 million in the second quarter of 2011 was $4 million, or 1%, lower than in the same period of 2010.  Net investment income from fixed maturity investments in the second quarter of 2011 of $634 million declined by $44 million compared with the same period of 2010, primarily resulting from lower average levels of long-term fixed maturity invested assets due to the Company’s common share repurchases, as well as lower long-term reinvestment yields available in the market. Net investment income generated by non-fixed maturity investments in the second quarter of 2011 of $129 million was $40 million higher than in the same period of 2010, primarily due to improved investment market conditions.  In the first six months of 2011, net investment income of $1.54 billion was $22 million, or 1%, higher than in the same period of 2010, despite lower average investments.  Net investment income generated by non-fixed maturity investments in the first six months of 2011 of $269 million was $114 million higher than in the same period of 2010, due to improved investment market conditions.  Net investment income from fixed maturity investments in the first six months of 2011 of $1.28 billion declined $93 million compared with the same period of 2010, primarily reflecting the same factors discussed above.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $2 million and $7 million decreases in fee income in the second quarter and first six months of 2011, respectively, compared with the same periods of 2010 are described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$5	$2	$7	$1
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(9)	(6)	(15)	(15)

Other-than-temporary impairment losses	(4)	(4)	(8)	(14)
Other net realized investment gains (losses)	23	(27)	47	8

Net realized investment gains (losses)	$19	$(31)	$39	$(6)

Other Revenues

Other revenues in the second quarter and first six months of both 2011 and 2010 primarily consisted of premium installment charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses of $5.14 billion in the second quarter of 2011 were $1.72 billion, or 50%, higher than in the same period of 2010, primarily reflecting the significant increase in catastrophe losses, a decrease in net favorable prior year reserve development and the impact of increased underlying losses.  The increase in underlying losses included the unfavorable re-estimation of certain first quarter 2011 losses in the Business Insurance segment, as well as increases in non-catastrophe weather-related losses (some of which related to first quarter 2011 storms) and fire-related losses in the Personal Insurance segment.  Catastrophe losses in the second quarters of 2011 and 2010 totaled $1.67 billion and $439 million, respectively.  Catastrophe losses in the second quarter of 2011 were the result of multiple tornadoes and hail storms, primarily in the Midwest and Southeast regions of the United States, the largest of which occurred in the last week of April and impacted 13 states.  Catastrophe losses in the second quarter of 2010 primarily resulted from numerous wind and hail storms throughout the United States.  Net favorable prior year reserve development in the second quarters of 2011 and 2010 totaled $168 million and $384 million, respectively.

In the first six months of 2011, claims and claim adjustment expenses totaled $8.52 billion, an increase of $1.72 billion, or 25%, over the total in the same period of 2010, primarily reflecting the same factors described above.  Catastrophe losses in the first six months of 2011 and 2010 totaled $1.85 billion and $910 million, respectively.  Catastrophe losses in the first six months of both 2011 and 2010 primarily resulted from numerous tornadoes and hail storms in the second quarter of each year, as well as wind and hail storms and severe winter storms throughout the United States in the first quarter of each year.  The 2010 year-to-date total also included losses from an earthquake in Chile.  Net favorable prior year reserve development in the first six months of 2011 and 2010 totaled $405 million and $678 million, respectively.

The Company’s three business segments each experienced net favorable prior year reserve development in the second quarter and first six months of both 2011 and 2010.  Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in more detail in the segment discussions that follow.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs totaled $970 million in the second quarter of 2011, 2% higher than in the same period of 2010.  In the first six months of 2011, the amortization of deferred acquisition costs totaled $1.92 billion, 2% higher than in the same 2010 period.  The increases in both periods of 2011 were consistent with the increases in earned premiums.

General and Administrative Expenses

General and administrative expenses totaled $907 million in the second quarter of 2011, an increase of $75 million, or 9%, over the same period of 2010.  In the first six months of 2011, general and administrative expenses totaled $1.79 billion, an increase of $111 million, or 7%, over the same 2010 period.  The increases in both periods of 2011 were primarily due to a higher level of state assessment expenses in the Business Insurance segment, increases in employee- and technology-related costs to enhance operations and support future business growth in the Financial, Professional & International Insurance segment, and advertising and other costs associated with the Company’s direct to consumer initiative in the Personal Insurance segment.

Interest Expense

Interest expense of $97 million in the second quarter of 2011 was level with the same period of 2010.  In the first six months of 2011, interest expense of $193 million was $2 million lower than in the same period of 2010.

Income Taxes.  The Company’s income tax benefits of $363 million in the second quarter of 2011 and $233 million in the first six months of 2011 primarily reflected the pretax net loss in the second quarter of 2011, as well as the impact of tax-exempt investment income on the calculation of the Company’s tax provision in both periods.  In addition, the year-to-date income tax benefit in 2011 included the $104 million benefit resulting from the favorable resolution of various prior year tax matters recorded in the first quarter of 2011.

GAAP Combined Ratio

The consolidated GAAP combined ratio of 125.0% in the second quarter of 2011 was 29.8 points higher than the consolidated GAAP combined ratio of 95.2% in the same period of 2010.  The GAAP combined ratio of 110.1% in the first six months of 2011 was 14.3 points higher than the GAAP combined ratio of 95.8% in the same period of 2010.

The consolidated loss and loss adjustment expense ratio of 92.6% in the second quarter of 2011 was 29.3 points higher than in the same period of 2010.  Catastrophe losses in the second quarters of 2011 and 2010 accounted for 30.3 points and 8.2 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the second quarters of 2011 and 2010 provided 3.1 point and 7.2 point benefits, respectively, to the loss and loss adjustment expense ratio.  The 2011 second quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 3.1 points higher than the 2010 ratio on the same basis, primarily reflecting the impact of reduced underlying underwriting margins as described above.

The consolidated loss and loss adjustment expense ratio of 77.6% in the first six months of 2011 was 14.0 points higher than in the same period of 2010.  Catastrophe losses in the first six months of 2011 and 2010 accounted for 17.1 points and 8.6 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first six months of 2011 and 2010 provided 3.7 point and 6.4 point benefits, respectively, to the loss and loss adjustment expense ratio.  The 2011 loss and loss adjustment expense ratio in the first six months of 2011 excluding catastrophe losses and prior year reserve development was 2.8 points higher than the 2010 ratio on the same basis, primarily reflecting the same factors discussed above.

The consolidated underwriting expense ratio of 32.4% for the second quarter of 2011 was 0.5 points higher than the second quarter 2010 underwriting expense ratio of 31.9%.  In the first six months of 2011, the underwriting expense ratio of 32.5% was 0.3 points higher than the underwriting expense ratio of 32.2% in the same 2010 period.  The increase in both periods of 2011 primarily reflected the increase in general and administrative expenses discussed in the segment discussions that follow.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Business Insurance	$3,094	$2,996	$6,400	$6,114
Financial, Professional & International Insurance	910	915	1,720	1,813
Personal Insurance	2,120	2,063	3,965	3,850

Total	$6,124	$5,974	$12,085	$11,777

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Business Insurance	$2,879	$2,795	$5,899	$5,629
Financial, Professional & International Insurance	879	889	1,503	1,570
Personal Insurance	2,059	2,004	3,852	3,740

Total	$5,817	$5,688	$11,254	$10,939

Gross and net written premiums in the second quarter of 2011 increased by 3% and 2%, respectively, over the same period of 2010.  In the first six months of 2011, gross and net written premiums both increased by 3% over the same period of 2010.  Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010

Revenues
Earned premiums	$2,802	$2,663	$5,547	$5,291
Net investment income	541	537	1,097	1,065
Fee income	74	76	148	155
Other revenues	10	7	19	13

Total revenues	$3,427	$3,283	$6,811	$6,524

Total claims and expenses	$3,528	$2,529	$6,218	$5,018

Operating income	$11	$567	$615	$1,134

Loss and loss adjustment expense ratio	90.6%	59.5%	77.0%	59.1%
Underwriting expense ratio	32.3	32.3	32.0	32.5

GAAP combined ratio	122.9%	91.8%	109.0%	91.6%

Overview

Operating income of $11 million in the second quarter of 2011 was $556 million, or 98%, lower than operating income of $567 million in the same period of 2010.  The decline was driven by a significant increase in catastrophe losses, a reduction in net favorable prior year reserve development and reduced underlying underwriting margins that reflected increases in underlying losses that modestly outpaced earned rate increases (including the unfavorable re-estimation of certain first quarter 2011 losses).  Catastrophe losses in the second quarter of 2011 totaled $697 million, compared with $179 million in the same period of 2010.  Net favorable prior year reserve development totaled $27 million in the second quarter of 2011, compared with $303 million in the same 2010 period.

In the first six months of 2011, operating income of $615 million was $519 million, or 46%, lower than operating income of $1.13 billion in the same period of 2010, primarily reflecting the same factors described above, partially offset by a $76 million benefit resulting from the favorable resolution of various prior year tax matters.  Catastrophe losses in the first six months of 2011 totaled $809 million, compared with $314 million in the same period of 2010.  Net favorable prior year reserve development totaled $170 million in the first six months of 2011, compared with $545 million in the same 2010 period.

Earned Premiums

Earned premiums of $2.80 billion in the second quarter of 2011 increased by $139 million, or 5%, over the same period of 2010.  In the first six months of 2011, earned premiums of $5.55 billion increased by $256 million, or 5%, over the same period of 2010.  The increases in both periods of 2011 primarily reflected the impact of an increase in net written premiums over the preceding twelve months.  Earned premiums also benefited from positive audit premium adjustments related to increased insured exposures for existing policyholders, compared with negative audit premium adjustments in the same periods of 2010 related to decreased insured exposures for existing policyholders.

Net Investment Income

Net investment income of $541 million in the second quarter of 2011 increased by $4 million, or 1%, over the same 2010 period.  In the first six months of 2011, net investment income of $1.10 billion increased by $32 million, or 3%, over the same period of 2010.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the second quarter and first six months of 2011 compared with the same periods of 2010.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the second quarter and first six months of 2011 decreased by $2 million and $7 million from the respective periods of 2010.

Claims and Expenses

Claim and Claims Adjustment Expenses

Claims and claim adjustment expenses of $2.58 billion in the second quarter of 2011 were $958 million, or 59%, higher than in the same period of 2010, primarily reflecting a significant increase in catastrophe losses, a decline in net favorable prior year reserve development as well as the impact of an increase in underlying losses that included the unfavorable re-estimation of certain first quarter 2011 losses.  Catastrophe losses in the second quarter of 2011 totaled $697 million, compared with $179 million in the same period of 2010. Catastrophe losses in the second quarters of both 2011 and 2010 resulted from severe wind and hail storms throughout the United States.  Net favorable prior year reserve development in the second quarter of 2011 totaled $27 million, compared with $303 million in the respective period of 2010.   The net favorable prior year reserve development in the second quarter of 2011 was driven by better than expected loss development in the general liability product line, which was concentrated in excess coverages for accident years 2008 and prior and reflected what the Company believes are favorable legal and judicial environments, partially offset by a $76 million increase to environmental reserves, which is discussed in further detail in the “Environmental Claims and Litigation” section herein.

Net favorable prior year reserve development in the second quarter of 2010 was driven by better than expected loss results in the property, workers’ compensation and commercial automobile product lines for recent accident years.  In addition, better than expected loss results in this segment in recent years resulted in a favorable re-estimation of reserves for unallocated loss adjustment expenses in the second quarter of 2010.  The property product line improvement primarily occurred in the 2009 accident year as a result of better than expected claim emergence trends in the Industry-Focused Underwriting and Target Risk Underwriting groups.  Net favorable prior year reserve development in the workers’ compensation product line was concentrated in the 2006-2009 accident years and resulted from lower than expected claim frequency for the 2009 accident year and better than expected loss emergence for the prior periods.  The Company believes that the improvement in the commercial automobile product line, which occurred primarily in the 2009 accident year, resulted from the economic downturn causing fewer vehicles to be on the road and driving fewer miles, leading to lower than expected frequency and severity of losses.  The net favorable prior year reserve development in these product lines was partially offset by a $35 million increase to environmental reserves recorded in the second quarter of 2010, which is discussed in further detail in the “Environmental Claims and Litigation” section herein.

Claims and claim adjustment expenses in the first six months of 2011 totaled $4.35 billion, $1.15 billion, or 36%, higher than in the same 2010 period.  The increase primarily reflected the same factors discussed above.  Catastrophe losses in the first six months of 2011 totaled $809 million, compared with $314 million in the same period of 2010.  Net favorable prior year reserve development in the first six months of 2011 totaled $170 million, compared with $545 million in the same period of 2010.  Net favorable prior year reserve development in the first six months of 2011 was driven by the same factors described above, as well as net favorable prior year reserve development in the property product line that reflected better than expected loss development for the 2010 accident year in the Inland Marine business unit in Target Risk Underwriting.

Net favorable prior year reserve development in the first six months of 2010 was driven by the same factors described above for the second quarter of 2010.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs totaled $457 million in the second quarter of 2011, 4% higher than in the same period of 2010.  In the first six months of 2011, the amortization of deferred acquisition costs totaled $901 million, also 4% higher than in the same 2010 period.  The increases in both periods of 2011 were consistent with the increases in earned premiums.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2011 totaled $492 million, $23 million, or 5%, higher than in the same period of 2010.  In the first six months of 2011, general and administrative expenses of $965 million were $15 million, or 2%, higher than in the same period of 2010.  The increases in both periods of 2011 were primarily driven by higher level of state assessment expenses related to workers’ compensation business in New York.

GAAP Combined Ratio

The GAAP combined ratio of 122.9% in the second quarter of 2011 was 31.1 points higher than the GAAP combined ratio of 91.8% in the same period of 2010.  The GAAP combined ratio of 109.0% in the first six months of 2011 was 17.4 points higher than the GAAP combined ratio of 91.6% in the same period of 2010.

The loss and loss adjustment expense ratio of 90.6% in the second quarter of 2011 was 31.1 points higher than in the same period of 2010.  Catastrophe losses in the second quarters of 2011 and 2010 accounted for 24.9 points and 6.7 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the second quarters of 2011 and 2010 provided 1.0 point and 11.3 point benefits, respectively, to the loss and loss adjustment expense ratio. The 2011 second quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 2.6 points higher than the 2010 ratio on the same basis, reflecting the impact of reduced underlying underwriting margins as described above.

The loss and loss adjustment expense ratio of 77.0% in the first six months of 2011 was 17.9 points higher than in the same period of 2010.  Catastrophe losses in the first six months of 2011 and 2010 accounted for 14.6 points and 6.0 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first six months of 2011 and 2010 provided 3.1 point and 10.3 point benefits, respectively, to the loss and loss adjustment expense ratio.  The 2011 loss and loss adjustment expense ratio in the first six months of 2011 excluding catastrophe losses and prior year reserve development was 2.1 points higher than the 2010 ratio on the same basis, reflecting the same factors discussed above.

The underwriting expense ratio of 32.3% for the second quarter of 2011 was level with the second quarter 2010 underwriting expense ratio.  In the first six months of 2011, the underwriting expense ratio of 32.0% was 0.5 points lower than the underwriting expense ratio of 32.5% in the same 2010 period.  The decrease in the first six months of 2011 primarily reflected the impact of higher earned premiums.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Select Accounts	$743	$720	$1,481	$1,430
Commercial Accounts	689	614	1,556	1,364
National Accounts	253	250	569	577
Industry-Focused Underwriting	588	588	1,254	1,203
Target Risk Underwriting	577	572	1,082	1,073
Specialized Distribution	246	247	455	463

Total Business Insurance Core	3,096	2,991	6,397	6,110
Business Insurance Other	(2)	5	3	4

Total Business Insurance	$3,094	$2,996	$6,400	$6,114

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Select Accounts	$738	$716	$1,470	$1,418
Commercial Accounts	659	581	1,481	1,287
National Accounts	188	194	399	420
Industry-Focused Underwriting	579	584	1,207	1,153
Target Risk Underwriting	468	469	881	881
Specialized Distribution	246	247	455	462

Total Business Insurance Core	2,878	2,791	5,893	5,621
Business Insurance Other	1	4	6	8

Total Business Insurance	$2,879	$2,795	$5,899	$5,629

Gross and net written premiums in the second quarter of 2011 both increased by 3% over the same period of 2010.  In the first six months of 2011, gross and net written premiums both increased by 5% over the same period of 2010.  The increases in gross and net written premiums in the second quarter and first six months of 2011 were concentrated in Commercial Accounts and Select Accounts.  In addition, the Industry-Focused Underwriting group contributed to gross and net written premium growth in the first six months of 2011.  Gross and net written premiums were favorably impacted by positive audit premium adjustments in 2011 (compared with negative adjustments in 2010).  Overall business retention rates remained strong in the second quarter of 2011 but were slightly lower than in the second quarter of 2010, while through the first six months of 2011, business retention rates were slightly higher than in the same period of 2010.  Both components of renewal premium changes - renewal rate changes and insured exposure growth - were positive in the second quarter and first six months of 2011 and improved over the same periods of 2010.  New business levels declined modestly from the second quarter and first six months of 2010.

Select Accounts.  Net written premiums of $738 million in the second quarter of 2011 increased by 3% over the same period of 2010.  In the first six months of 2011, net written premiums of $1.47 billion increased by 4% over the same period of 2010.  Business retention rates in the second quarter and first six months of 2011 increased over the respective periods of 2010.  Renewal premium changes, including both renewal rate changes and insured exposure growth, remained positive in the second quarter and first six months of 2011, but declined slightly from the same periods of 2010.  New business volume in the second quarter of 2011 declined slightly from the same period of 2010.  For the first six months of 2011, new business volume increased slightly over the same 2010 period.

Commercial Accounts.  Net written premiums of $659 million in the second quarter of 2011 increased by 13% over the same period of 2010.  In the first six months of 2011, net written premiums of $1.48 billion increased by 15% over the same period of 2010.  The increases in both periods were partially due to the benefit of positive audit premium adjustments (compared with negative adjustments in the same periods of 2010).  Business retention rates in the second quarter remained strong but were slightly lower than in the same period of 2010, while through the first six months of 2011, business retention rates increased over the same period of 2010.  Renewal premium changes, including both renewal rate changes and insured exposure growth, were positive in the second quarter and first six months of 2011 and increased over the same periods of 2010.  New business volume in both periods of 2011 also increased slightly over the respective 2010 periods.

National Accounts.  Net written premiums of $188 million in the second quarter of 2011 decreased by 3% from the same period of 2010.  In the first six months of 2011, net written premiums of $399 million decreased by 5% from the same period of 2010.  The declines in both periods of 2011 reflected lower prior year retrospective premium adjustments.  Business retention rates remained high in the second quarter and first six months of 2011, while new business volume declined compared with both periods of 2010.

Industry-Focused Underwriting.  Net written premiums of $579 million in the second quarter of 2011 decreased by 1% from the same period of 2010, as increases in Construction and Public Sector were more than offset by declines in Oil & Gas and Technology.  In the first six months of 2011, net written premiums of $1.21 billion increased by 5% over the same period of 2010, driven by growth in Construction and Technology.

Target Risk Underwriting.  Net written premiums of $468 million in the second quarter of 2011 were slightly lower than in the same period of 2010.  In the first six months of 2011, net written premiums of $881 million were level with the same period of 2010.

Specialized Distribution. Net written premiums of $246 million in the second quarter of 2011 were slightly lower than in the same period of 2010.  In the first six months of 2011, net written premiums of $455 million decreased by 2% from the same period of 2010.  The declines in both periods of 2011 were concentrated in the Northland business unit, driven by declines in business retention rates and new business volume.

Financial, Professional & International Insurance

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010

Revenues
Earned premiums	$810	$855	$1,583	$1,679
Net investment income	105	110	211	221
Other revenues	6	7	13	13

Total revenues	$921	$972	$1,807	$1,913

Total claims and expenses	$690	$715	$1,430	$1,533

Operating income	$164	$172	$284	$258

Loss and loss adjustment expense ratio	46.2%	48.1%	50.8%	55.1%
Underwriting expense ratio	38.6	35.2	39.1	35.9

GAAP combined ratio	84.8%	83.3%	89.9%	91.0%

Overview

Operating income of $164 million in the second quarter of 2011 was $8 million, or 5%, lower than operating income in the same 2010 period, reflecting lower net investment income.  The underwriting margin in the second quarter of 2011, which was consistent with the same period of 2010, reflected an increase in non-catastrophe weather-related losses, lower business volume, higher general and administrative expenses and an increase in catastrophe losses, largely offset by an increase in net favorable prior year reserve development and a decline in large losses.  Catastrophe losses in the second quarter of 2011 totaled $14 million, compared with $3 million in the same 2010 period.  Net favorable prior year reserve development in the second quarter of 2011 totaled $96 million, compared with $72 million in the same 2010 period.

In the first six months of 2011, operating income of $284 million was $26 million, or 10%, higher than operating income in the same 2010 period, driven by a decline in catastrophe losses, an increase in net favorable prior year reserve development and a $14 million benefit resulting from the favorable resolution of various prior year tax matters, partially offset by the impact of lower business volume, and higher general and administrative expenses.  Catastrophe losses in the first six months of 2011 totaled $35 million, compared with $89 million in the same period of 2010.  Net favorable prior year reserve development in the first six months of 2011 totaled $135 million, compared with $106 million in the same period of 2010.

Earned Premiums

Earned premiums of $810 million in the second quarter of 2011 decreased by $45 million, or 5%, from the same period of 2010.  In the first six months of 2011, earned premiums of $1.58 billion decreased by $96 million, or 6%, from the same period of 2010.  The declines in both periods of 2011 reflected the impact of lower net written premiums over the preceding twelve months primarily due to lower construction surety volume, and intentional underwriting actions taken and competitive market conditions in the Company’s operations at Lloyd’s, partially offset by the favorable impact of foreign currency exchange rates.  In addition, earned premiums in both periods of 2010 reflected the favorable impact of a reduction in surety reinsurance costs associated with prior year reinsurance treaties.

Net Investment Income

Net investment income of $105 million in the second quarter of 2011 decreased by $5 million, or 5%, from the same period of 2010.  In the first six months of 2011, net investment income of $211 million decreased by $10 million, or 5%, from the same period of 2010.  Included in the Financial, Professional & International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments.  As a result, reported net investment income in the Financial, Professional & International Insurance segment reflects a significantly smaller proportion of allocated net investment income, including that from the Company’s non-fixed maturity investments.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the change in the Company’s consolidated net investment income in the second quarter and first six months of 2011 as compared with the same periods of 2010.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2011 totaled $378 million, a decrease of $36 million, or 9%, from the same period of 2010, primarily driven by lower business volume, an increase in net favorable prior year reserve development and a decline in large losses, partially offset by increases in non-catastrophe weather-related losses and catastrophe losses.  Catastrophe losses in the second quarter of 2011 totaled $14 million, compared with $3 million in the same period of 2010.  Catastrophe losses in the second quarters of both 2011 and 2010 resulted from severe wind and hail storms throughout the United States.  Net favorable prior year reserve development totaled $96 million and $72 million in the second quarters of 2011 and 2010, respectively.  Net favorable prior year reserve development in the second quarter of 2011 was concentrated in Bond & Financial Products and primarily reflected better than expected results for accident years 2008 and prior for the contract surety business, and for accident years 2007 and prior for the public company directors’ & officers’ line of business.  Several product lines throughout the International group’s operations also experienced net favorable prior year development for recent accident years in the second quarter of 2011. The majority of net favorable prior year reserve development in the second quarter of 2010 occurred in the Bond & Financial Products group and was related to better than expected results for recent accident years for the directors’ & officers’ and errors & omissions lines of business, and favorable loss experience in the surety line of business.  Several product lines in the International group’s United Kingdom operations also experienced net favorable prior year reserve development in the second quarter of 2010.

Claims and claim adjustment expenses in the first six months of 2011 totaled $811 million, a decrease of $119 million, or 13%, from the same 2010 period, primarily reflecting a decline in catastrophe losses, lower business volume and an increase in net favorable prior year reserve development.  Catastrophe losses in the first six months of 2011 totaled $35 million, compared with $89 million in the same period of 2010.  In addition to the wind and hail storms referred to above, catastrophe losses in the first six months of 2011 and 2010 included losses from earthquakes in Japan and Chile, respectively.  Net favorable prior year reserve development totaled $135 million and $106 million in the first six months of 2011 and 2010, respectively, driven by the same factors described above.

Amortization of Deferred Acquisition Expenses

The amortization of deferred acquisition costs totaled $152 million in the second quarter of 2011, 1% lower than in the same period of 2010.  In the first six months of 2011, the amortization of deferred acquisition costs totaled $299 million, 2% lower than in the same 2010 period.  The decreases in both periods of 2011 were less than the decreases in earned premiums, primarily reflecting the impact of the reduction in surety reinsurance costs associated with prior year reinsurance treaties on earned premiums in both periods of 2010.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2011 totaled $160 million, $12 million, or 8%, higher than in the same period of 2010.  In the first six months of 2011, general and administrative expenses of $320 million were $23 million, or 8%, higher than in the same period of 2010.  The increases in both periods of 2011 primarily reflected increases in employee- and technology-related costs in International to enhance operations and support future business growth.

GAAP Combined Ratio

The GAAP combined ratio of 84.8% in the second quarter of 2011 was 1.5 points higher than the GAAP combined ratio of 83.3% in the same period of 2010.  The GAAP combined ratio of 89.9% in the first six months of 2011 was 1.1 points lower than the GAAP combined ratio of 91.0% in the same period of 2010.

The loss and loss adjustment expense ratio of 46.2% in the second quarter of 2011 was 1.9 points lower than in the same period of 2010.  Catastrophe losses in the second quarters of 2011 and 2010 accounted for 1.7 points and 0.4 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the second quarters of 2011 and 2010 provided 11.7 point and 8.4 point benefits, respectively, to the loss and loss adjustment expense ratio.  The 2011 second quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 0.1 points higher than the 2010 ratio on the same basis.

The loss and loss adjustment expense ratio of 50.8% in the first six months of 2011 was 4.3 points lower than in the same period of 2010.  Catastrophe losses in the first six months of 2011 and 2010 accounted for 2.2 points and 5.3 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first six months of 2011 and 2010 provided 8.6 point and 6.3 point benefits, respectively, to the loss and loss adjustment expense ratio.  The 2011 loss and loss adjustment expense ratio in the first six months of 2011 excluding catastrophe losses and prior year reserve development was 1.1 point higher than the 2010 ratio on the same basis, primarily reflecting the favorable impact on earned premiums in the first six months of 2010 of a reduction in surety reinsurance costs associated with prior year reinsurance treaties as discussed above.

The underwriting expense ratio of 38.6% for the second quarter of 2011 was 3.4 points higher than the second quarter 2010 underwriting expense ratio of 35.2%.  In the first six months of 2011, the underwriting expense ratio of 39.1% was 3.2 points higher than the underwriting expense ratio of 35.9% in the same 2010 period.  The increase in both periods of 2011 primarily reflected the increase in general and administrative expenses discussed above and the impact of lower business volume in International and construction surety.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Bond & Financial Products	$519	$527	$1,027	$1,056
International	391	388	693	757

Total Financial, Professional & International Insurance	$910	$915	$1,720	$1,813

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Bond & Financial Products	$533	$559	$902	$921
International	346	330	601	649

Total Financial, Professional & International Insurance	$879	$889	$1,503	$1,570

Gross and net written premiums in the second quarter of 2011 both decreased by 1% from the same period of 2010.  In the first six months of 2011, gross and net written premiums decreased by 5% and 4%, respectively, from the same period of 2010.

Net written premiums of $533 million in Bond & Financial Products in the second quarter of 2011 were $26 million, or 5%, lower than in the same period of 2010.  In the first six months of 2011, net written premiums of $902 million were $19 million, or 2%, lower than in the same period of 2010.  The decreases in both periods of 2011 primarily reflected the impact of reductions in surety reinsurance costs in the second quarter and first six months of 2010 associated with prior year reinsurance treaties.  In addition, net written premiums in both periods of 2011 reflected lower construction surety premium volume due to the continued slowdown in construction spending and disciplined underwriting.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the second quarter and first six months of 2011 remained strong and were higher than in the same periods of 2010.  Renewal premium changes in the second quarter and first six months of 2011 were slightly positive (compared with slightly negative in both periods of 2010), as growth in insured exposures was largely offset by negative renewal rate changes in the second quarter and first six months of 2011.  New business volume in the second quarter and first six months of 2011 increased over the same periods of 2010.

Net written premiums of $346 million in International in the second quarter of 2011 were $16 million, or 5%, higher than in the same period of 2010, primarily reflecting the favorable impact of foreign currency exchange rates.  In the first six months of 2011, net written premiums of $601 million were $48 million, or 7%, lower than in the same period of 2010, primarily reflecting intentional underwriting actions taken at the company’s operations at Lloyd’s intended to improve risk and reward (particularly in the catastrophe-exposed lines of business) and the termination of an exclusive broker relationship in Ireland in the fourth quarter of 2010.  Excluding the surety line of business, business retention rates in the second quarter and first six months of 2011 declined from the same periods of 2010, primarily as a result of the termination of the broker relationship in Ireland.  New business volume in International in the second quarter of 2011 was level with the same period of 2010, but declined when compared with the first six months of 2010, primarily reflecting the termination of the broker relationship in Ireland and intentional underwriting actions in the Company’s operations at Lloyd’s.  Renewal premium changes in the second quarter of 2011 were slightly positive, primarily due to positive renewal rate changes which were higher than in the same period of 2010, partially offset by a lesser decline in insured exposures compared with the second quarter of 2010.  Through the first six months of 2011, renewal premium changes were negative (compared with slightly positive renewal premium changes in the same period of 2010) due to a greater decline in insured exposures compared with the same period of 2010, as renewal rate changes in the first six months of 2011 were positive and consistent with the same period of 2010.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2011	2010	2011	2010

Revenues
Earned premiums	$1,891	$1,822	$3,744	$3,600
Net investment income	112	115	229	229
Other revenues	18	18	36	38

Total revenues	$2,021	$1,955	$4,009	$3,867

Total claims and expenses	$2,770	$1,952	$4,538	$3,799

Operating income (loss)	$(471)	$19	$(301)	$78

Loss and loss adjustment expense ratio	115.6%	76.0%	89.8%	74.3%
Underwriting expense ratio	29.9	29.9	30.3	30.0

GAAP combined ratio	145.5%	105.9%	120.1%	104.3%

Incremental impact of direct to consumer initiative on GAAP combined ratio	2.3%	1.9%	2.6%	1.8%

Overview

The operating loss in the second quarter of 2011 totaled ($471) million, compared with operating income of $19 million in the same period of 2010, primarily driven by a significant increase in catastrophe losses.  The operating loss in the second quarter of 2011 also reflected higher non-catastrophe weather-related losses (some of which related to first quarter 2011 storms) and fire-related losses, and an increase in expenses related to the Company’s direct to consumer initiative.  These factors were partially offset by an increase in net favorable prior year development and an increase in business volume.  Catastrophe losses in the second quarter of 2011 totaled $957 million, compared with $257 million in the same 2010 period.  Net favorable prior year reserve development in the second quarter of 2011 totaled $45 million, compared with $9 million in the same 2010 period.

In the first six months of 2011, the operating loss totaled ($301) million, compared with operating income of $78 million in the same 2010 period, driven by the same factors described above as well as a benefit of $10 million resulting from the favorable resolution of various prior year tax matters. Catastrophe losses in the first six months of 2011 totaled $1.01 billion, compared with $507 million in the same period of 2010.  Net favorable prior year reserve development in the first six months of 2011 totaled $100 million, compared with $27 million in the same period of 2010.

Earned Premiums

Earned premiums of $1.89 billion in the second quarter of 2011 increased by $69 million, or 4%, over the same period of 2010.  In the first six months of 2011, earned premiums of $3.74 billion increased by $144 million, or 4%, over the same period of 2010.  The increases in both periods of 2011 reflected continued strong business retention rates, renewal price increases and growth in new business volume over the preceding twelve months.

Net Investment Income

Net investment income of $112 million in the second quarter of 2011 decreased by $3 million, or 3%, from the same 2010 period.  In the first six months of 2011, net investment income of $229 million was level with the same period of 2010.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the change in the Company’s consolidated net investment income in the second quarter and first six months of 2011 compared with the same periods of 2010.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2011 totaled $2.18 billion, an increase of $800 million, or 58%, over the same period of 2010.  The increase in the second quarter of 2011 primarily reflected the significant increase in catastrophe losses, higher underlying losses, including increases in non-catastrophe weather-related losses (some of which related to first quarter 2011 storms) and fire-related losses, and higher business volume, partially offset by the increase in net favorable prior year reserve development.  Catastrophe losses in the second quarter of 2011 totaled $957 million, compared with $257 million in the same period of 2010.  The 2011 total was driven by multiple tornadoes and hail storms, primarily in the Midwest and Southeast regions of the United States.  The 2010 total primarily resulted from severe wind and hail storms throughout the United States.  Net favorable prior year reserve development in the second quarter of 2011 totaled $45 million, compared with $9 million in the same period of 2010.  The 2011 total was driven by better than expected loss development related to catastrophe losses incurred in the first half of 2010, as well as favorable loss development in the 2006 — 2008 accident years for the umbrella line of business in the Homeowners and Other product line.

Claims and claim adjustment expenses in the first six months of 2011 totaled $3.36 billion, an increase of $687 million, or 26%, over the same 2010 period, reflecting the same factors described above. Catastrophe losses in the first six months of 2011 and 2010 totaled $1.01 billion and $507 million, respectively.  Net favorable prior year reserve development in the first six months of 2011 and 2010 totaled $100 million and $27 million, respectively, driven by the same factors described above.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs totaled $361 million in the second quarter of 2011, 1% higher than in the same period of 2010.  In the first six months of 2011, the amortization of deferred acquisition costs totaled $718 million, 1% higher than in the same 2010 period.  The increases in both periods of 2011 were less than the increase in earned premiums, partially reflecting an increase in the number of agents reverting to a contingent commission compensation program (the costs of which are classified in “general and administrative expenses”) from a fixed-value compensation program (the costs of which are classified in “amortization of deferred acquisition costs”).

General and Administrative Expenses

General and administrative expenses of $225 million in the second quarter of 2011 were $15 million, or 7%, higher than in the same period of 2010.  In the first six months of 2011, general and administrative expenses of $460 million were $43 million, or 10%, higher than in the same period of 2010.  The increases in both periods of 2011 were primarily driven by advertising and other costs associated with the Company’s direct to consumer initiative, as well as the increase in contingent commission expense due to the increase in the number of agents reverting to a contingent commission compensation program.  The cost of the contingent commission program is not subject to deferred acquisition cost accounting treatment and, therefore, is expensed as incurred.

GAAP Combined Ratio

The GAAP combined ratio of 145.5% in the second quarter of 2011 was 39.6 points higher than the GAAP combined ratio of 105.9% in the same period of 2010.  The GAAP combined ratio of 120.1% in the first six months of 2011 was 15.8 points higher than the GAAP combined ratio of 104.3% in the same period of 2010.

The loss and loss adjustment expense ratio of 115.6% in the second quarter of 2011 was 39.6 points higher than in the same period of 2010.  Catastrophe losses in the second quarters of 2011 and 2010 accounted for 50.7 points and 14.0 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the second quarters of 2011 and 2010 provided 2.4 point and 0.5 point benefits, respectively, to the loss and loss adjustment expense ratio.  The 2011 second quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 4.8 points higher than the 2010 ratio on the same basis, primarily reflecting the impact of higher underlying losses described above.

The loss and loss adjustment expense ratio of 89.8% in the first six months of 2011 was 15.5 points higher than in the same period of 2010.  Catastrophe losses in the first six months of 2011 and 2010 accounted for 27.0 points and 14.1 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first six months of 2011 and 2010 provided 2.7 point and 0.8 point benefits, respectively, to the loss and loss adjustment expense ratio.  The 2011 loss and loss adjustment expense ratio in the first six months of 2011 excluding catastrophe losses and prior year reserve development was 4.5 points higher than the 2010 ratio on the same basis, primarily reflecting the same factors discussed above.

The underwriting expense ratio of 29.9% for the second quarter of 2011 was level with the second quarter 2010 underwriting expense ratio.  In the first six months of 2011, the underwriting expense ratio of 30.3% was 0.3 points higher than the underwriting expense ratio of 30.0% in the same 2010 period.  The increase in the first six months of 2011 primarily reflected advertising and other costs associated with the Company’s direct to consumer initiative.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Agency Automobile	$952	$951	$1,875	$1,868
Agency Homeowners and Other	1,136	1,089	2,027	1,938
Total Agency Personal Insurance	$2,088	$2,040	$3,902	$3,806

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Agency Automobile	$948	$945	$1,866	$1,858
Agency Homeowners and Other	1,078	1,035	1,923	1,838
Total Agency Personal Insurance	$2,026	$1,980	$3,789	$3,696

Gross and net agency written premiums in the second quarter of 2011 both increased 2% over the respective totals in the same period of 2010.  In the first six months of 2011, gross and net agency written premiums both increased 3% over the respective totals in the same period of 2010.

In the Agency Automobile line of business, net written premiums in the second quarter and first six months of 2011 were slightly higher than in the same periods of 2010.  Business retention rates remained strong, while new business levels in the second quarter and first six months of 2011 declined modestly from the same periods of 2010.  Renewal premium changes remained positive in the second quarter and first six months of 2011 and were slightly higher than in the same periods of 2010.

In the Agency Homeowners and Other line of business, net written premiums in the second quarter of 2011 were 4% higher than in the same period of 2010.  In the first six months of 2011, net written premiums were 5% higher than in the same period of 2010.  Business retention rates remained strong, while new business levels were lower than in the second quarter and first six months of 2010.  Renewal premium changes remained positive in the second quarter and first six months of 2011 and increased over the same periods of 2010.

For its Agency business, the Personal Insurance segment had approximately 7.7 million and 7.5 million active policies at June 30, 2011 and 2010, respectively.  In the Agency Automobile line of business, active policies at June 30, 2011 increased by 1% over the same date in 2010.  Active policies in the Agency Homeowners and Other line of business at June 30, 2011 grew by 2% over the same date in 2010.

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010

Operating loss	$(81)	$(68)	$(149)	$(149)

The operating loss for Interest Expense and Other in the second quarter of 2011 was $13 million higher than in the same period of 2010.  In the first six months of 2011, the operating loss of $149 million was level with the same period of 2010.  After-tax interest expense in the second quarter and first six months of 2011 totaled $63 million and $125 million, compared with $63 million and $127 million in the respective periods of 2010.

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

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which are subject to a number of contingencies, in connection with a number of these direct action claims.  These settlement agreements had been approved by the court in connection with proceedings initiated by TPC in the Johns Manville bankruptcy court.  On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Various parties appealed the district court’s ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the district court’s approval of the bankruptcy court’s order that barred the filing of certain direct action claims against TPC in the future. TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s decision. Those petitions were granted and on June 18, 2009, the Supreme Court ruled in favor of the Company, reversing the Second Circuit’s decision. However, since the Second Circuit had not ruled on several additional issues principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues.  On March 22, 2010, the Second Circuit issued an opinion in which it found that the notice of the 1986 Orders provided to the remaining objector was insufficient to bar contribution claims by that objector against TPC. On April 5, 2010, TPC filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit, requesting further review of its March 22, 2010 opinion, which was denied on May 25, 2010.  On August 18, 2010, TPC filed a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s March 22, 2010 opinion, and a Petition for a Writ of Mandamus seeking an order from the Supreme Court requiring the

Second Circuit to comply with the Supreme Court’s June 18, 2009 ruling in TPC’s favor. The Supreme Court denied the Petitions on November 29, 2010. The plaintiffs in the Statutory and Hawaii actions and the Common Law Claims actions (as defined in note 10 to the unaudited consolidated financial statements) filed Motions to Compel with the bankruptcy court on September 2, 2010 and September 3, 2010, respectively, arguing that all conditions precedent to the settlements have been met and seeking to require TPC to pay the settlement amounts.  On September 30, 2010, TPC filed an Opposition to the plaintiffs’ Motions to Compel on the grounds that the conditions precedent to the settlements, principally the requirement that all contribution claims be barred, have not been met in light of the Second Circuit’s March 22, 2010 opinion.  On December 16, 2010, the bankruptcy court granted the plaintiffs’ motions and ruled that TPC was required to fund the settlements.  On January 20, 2011, the bankruptcy court entered judgment in accordance with its December 16, 2010 ruling and ordered TPC to pay the settlement amounts plus prejudgment interest. On January 21, 2011, TPC filed an appeal with the U.S. District Court for the Southern District of New York from the bankruptcy court’s January 20, 2011 judgment.  On January 24, 2011, certain of the plaintiffs in the Common Law Claims actions appealed that portion of the bankruptcy court’s January 20, 2011 judgment that denied their request for an order of contempt and for sanctions. The appeals are pending.  (For a description of these matters, see note 10 of notes to the unaudited consolidated financial statements).

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

Net asbestos paid losses in the first six months of 2011 were $110 million, compared with $165 million in the same period of 2010.  The decrease in gross and net paid losses in 2011 primarily resulted from completing, during 2010, the final installment payments on a previously reserved settlement.  Net asbestos reserves totaled $2.44 billion at June 30, 2011, compared with $2.59 billion at June 30, 2010.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2011	2010
Beginning reserves:
Direct	$2,941	$3,097
Ceded	(393)	(339)

Net	2,548	2,758

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—

Net	—	—

Losses paid:
Direct	133	230
Ceded	(23)	(65)

Net	110	165

Ending reserves:
Direct	2,808	2,867
Ceded	(370)	(274)

Net	$2,438	$2,593

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

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any. In the course of this analysis, the Company generally considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as: the nature of the alleged activities of the policyholder at each site; the allegations of environmental harm at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims in any resolution process; and the applicable law in each jurisdiction.  The evaluation of the exposure presented by a policyholder can change as information concerning that policyholder and the many variables presented is developed.  Conventional actuarial techniques are not used to estimate these reserves.

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

Over the past several years, the Company has experienced generally favorable trends in overall environmental claim payments, in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters.  However, in the second quarter of 2011, the Company increased its net environmental reserves by $76 million, primarily because the degree to which those favorable trends continued was less than anticipated.  In the second quarter of 2010, the Company increased its net environmental reserves by $35 million due to a modest upward development in the expected defense and settlement costs for certain of its pending policyholders.

Net environmental paid losses in the first six months of 2011 and 2010 were $39 million and $35 million, respectively.  At June 30, 2011, approximately 94% of the net environmental reserve (approximately $365 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 6% of the net environmental reserve (approximately $23 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2011	2010
Beginning reserves:
Direct	$354	$389
Ceded	(3)	4

Net	351	393

Incurred losses and loss expenses:
Direct	80	45
Ceded	(4)	(10)

Net	76	35

Losses paid:
Direct	40	35
Ceded	(1)	—

Net	39	35

Ending reserves:
Direct	394	399
Ceded	(6)	(6)

Net	$388	$393

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at June 30, 2011 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the  insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also see note 10 of notes to the unaudited consolidated financial statements).

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

INVESTMENT PORTFOLIO

The Company’s invested assets at June 30, 2011 totaled $72.99 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at June 30, 2011 totaled $62.98 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both June 30, 2011 and December 31, 2010.  Below investment grade securities represented 3.0% of the total fixed maturity investment portfolio at June 30, 2011 and December 31, 2010.  The average effective duration of fixed maturities and short-term securities was 3.6 (3.9 excluding short-term securities) at both June 30, 2011 and December 31, 2010.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at June 30, 2011 and December 31, 2010 included $39.18 billion and $39.54 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at June 30, 2011 and December 31, 2010 were $7.12 billion and $7.29 billion, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as pre-refunded bonds), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.  Such escrow accounts are verified as to their sufficiency by an external auditor and are almost exclusively comprised of U.S. Treasury securities.  Moody’s Investors Service has assigned a negative outlook to municipal securities issued by local governments within the United States.

The Company bases its investment decision on the underlying credit characteristics of the municipal security. While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance.  The downgrade during 2008 and 2009 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of many such securities to the underlying rating of the respective security.  Of the insured municipal securities in the Company’s investment portfolio at June 30, 2011, approximately 98% were rated at A3 or above, and approximately 91% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at June 30, 2011.  The average credit rating of the entire municipal bond portfolio was “Aa1” at June 30, 2011 with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at June 30, 2011 and December 31, 2010 included $3.77 billion and $4.16 billion, respectively, of residential mortgage-backed securities including pass-through-securities and collateralized mortgage obligations (CMO), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for both guaranteed and non-guaranteed securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that control this risk within expected interest rate ranges.  Included in the totals at June 30, 2011 and December 31, 2010 were $1.93 billion and $2.09 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.84 billion and $2.07 billion at June 30, 2011 and December 31, 2010, respectively.  Approximately 39% and 38% of the Company’s CMO holdings were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at June 30, 2011 and December 31, 2010, respectively.  The average credit rating of all of the above securities was “Aa2” and “Aa1” at June 30, 2011 and December 31, 2010, respectively.

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

Commercial Mortgage-Backed Securities and Project Loans

At June 30, 2011 and December 31, 2010, the Company held commercial mortgage-backed securities (including FHA project loans) of $442 million and $549 million, respectively.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

Alternative Documentation Mortgages and Sub-Prime Mortgages

At June 30, 2011 and December 31, 2010, the Company’s fixed maturity investment portfolio included collateralized mortgage obligations backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $301 million and $297 million, respectively (comprising approximately 0.5% of the Company’s total fixed maturity investments at June 30, 2011 and December 31, 2010).  The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional such securities at discounted prices.  The Company purchased $36 million and $31 million of such securities in the six months ended June 30, 2011 and year ended December 31, 2010, respectively.  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities’ requirements for credit score but do not meet the government-sponsored entities’ guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Baa3” and “Baa2” at June 30, 2011 and December 31, 2010, respectively.

Other Investments

At June 30, 2011 and December 31, 2010, the carrying value of the Company’s other investments was $3.54 billion and $2.93 billion, respectively.  The Company’s other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, real estate and insurance joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company’s fixed maturity investments.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  Net investment income provided by these asset classes totaled $237 million and $121 million in the first six months of 2011 and 2010, respectively.

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

In making underwriting and reinsurance decisions for hurricane and earthquake exposures, the Company uses third-party proprietary computer models to assist in its process of estimating the likelihood that the loss from a single event will equal or exceed a particular amount.  During the first quarter of 2011, a new version of a third-party proprietary computer model utilized by the Company, and others in the insurance industry, to estimate potential aggregate hurricane losses was released.  Although it is still too early to determine the impact that the changes included in the new version of this hurricane model may have on the Company’s estimates of the likelihood of exceedance disclosed below, the Company’s estimates could significantly increase as a result of those changes, and the changes could impact the Company’s underwriting strategy and capital management.

The tables below set forth the probabilities that estimated losses from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars and as a percentage of the Company’s common equity), based on the prior version of the proprietary computer model utilized by the Company at December 31, 2010.  For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company’s loss from a single U.S. hurricane in a one-year timeframe would equal or exceed $1.1 billion, or 5% of the Company’s common equity at December 31, 2010.

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

The threshold loss amounts in the tables above, which are based on the Company’s in-force portfolio and catastrophic reinsurance program at December 31, 2010, are net of reinsurance, after-tax and exclude most loss adjustment expenses, which historically have been less than 10% of loss estimates.  The amounts for hurricanes reflect U.S. exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures.  The amounts for earthquakes reflect U.S. and Canadian exposures and include property exposures and workers’ compensation exposures. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated threshold loss amounts.   The “Catastrophe Reinsurance Coverage” section below provides information regarding changes in the Company’s catastrophic reinsurance program effective July 1, 2011.   Those changes are not expected to materially impact the threshold amounts in the above table.

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

Moreover, the Company is exposed to the risk of material losses from other than property and workers’ compensation coverages arising out of hurricanes and earthquakes, and it is exposed to catastrophe losses from perils other than hurricanes and earthquakes, such as tornadoes and other windstorms, hail, wildfires, severe winter weather, floods, volcanic eruptions and acts of terrorism.

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

CATASTROPHE REINSURANCE COVERAGE

General Catastrophe Reinsurance Treaty.  The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to help manage its exposure to losses resulting from catastrophes.  The general catastrophe reinsurance treaty covers the accumulation of net property losses arising out of one occurrence.  The treaty covers all of the Company’s exposures in the United States and Canada and their possessions and waters contiguous thereto, the Caribbean and Mexico.  The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks.

The following table summarizes the Company’s coverage under its General Catastrophe Reinsurance Treaty, effective for the period July 1, 2011 through June 30, 2012:

Layer of Loss	Reinsurance Coverage In-Force
$0 - $1.0 billion	Loss 100% retained by the Company, except for certain losses covered by the Earthquake Excess-of-Loss Treaty as described below

$1.0 billion - $1.5 billion	20.0% ($100 million) of loss covered by treaty; 80.0% ($400 million) of loss retained by Company

$1.5 billion - $2.25 billion

56.7% ($425 million) of loss covered by treaty; 43.3% ($325 million) of loss retained by Company, except for certain losses incurred in the Northeastern United States, which may be covered by the Catastrophe Bond Program as described below.

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

Under the terms of these reinsurance agreements, the Company is obligated to pay annual reinsurance premiums to Longpoint Re II for the reinsurance coverage.  The reinsurance agreements utilize a dual trigger that is based upon the Company’s covered losses incurred and an index that is created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by a third-party service provider.  The reinsurance agreements meet the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts.  Amounts payable to the Company under the reinsurance agreement will be determined by the index-based losses (which are designed to approximate the Company’s actual losses from any covered event) but cannot exceed the Company’s actual losses.  The Company’s actual loss experience may differ from the index-based losses.  The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreements.

The index-based losses attachment point and maximum limit are reset annually to maintain modeled probabilities of attachment and expected loss on the respective catastrophe bonds equal to the initial modeled probabilities of attachment and expected loss.  The two reinsurance agreements provide protection for covered events occurring before or on December 18, 2012 and December 18, 2013, respectively.  In accordance with the Longpoint Re II program, the index-based losses attachment point was reset on May 1, 2011.  For the period May 1, 2011 through April 30, 2012, the Company will be entitled to begin recovering amounts under the two reinsurance agreements if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $2.208 billion.  The full $250 million coverage amount of each agreement is available on a proportional basis until index-based losses reach a maximum $2.793 billion limit.  The Company has not incurred any losses that have resulted in a recovery under the Longpoint Re II agreements since their inception.  For the period May 1, 2012 through April 30, 2013, the index-based losses attachment point and maximum limit will be based on the new version of the third-party proprietary computer model used to estimate potential aggregate hurricane losses, discussed in the “Catastrophe Modeling” section above.  Because the Company has not yet determined the state weightings for the May 1, 2012 reset, it is not possible to determine the impact that the changes in the new version of this hurricane model may have on the index-based losses attachment point and maximum limit on the reinsurance agreements in the Longpoint Re II program, but both the attachment point and the maximum limit could increase significantly.

For more information about the Company’s catastrophe bond program, see “Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Northeast Catastrophe Reinsurance Treaty.  In addition to its general catastrophe treaty and its multi-year catastrophe bond program, the Company also is party to a Northeast General Catastrophe treaty which provides up to $600 million of coverage, subject to a $2.25 billion retention, for losses arising from hurricanes, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2011 through June 30, 2012.  Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico may be used to satisfy the retention.  Recoveries under the catastrophe bond programs (if any) would be first applied to reduce losses subject to this treaty.

Earthquake Excess-of-Loss Reinsurance Treaty. The Company renewed its earthquake excess-of-loss treaty that provides for up to $142.5 million of coverage, subject to a $125 million retention, for earthquake losses incurred under policies written by the National Property business unit in the Company’s Business Insurance segment for the period July 1, 2011 through June 30, 2012.

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

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	June 30, 2011	December 31, 2010
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses(1)	$6,761	$6,934
Allowance for uncollectible reinsurance	(359)	(363)

Net reinsurance recoverables	6,402	6,571
Structured settlements (2)	3,330	3,380
Mandatory pools and associations (3)	2,048	2,043

Total reinsurance recoverables	$11,780	$11,994

(1)  Transatlantic Holdings, Inc. and Allied World Assurance Co. Holdings, AG recently signed a definitive merger agreement, expected to be finalized during the fourth quarter of 2011, which would create a combined entity called TransAllied Group Holdings, AG.  At June 30, 2011, the Company had net reinsurance recoverables of $114 million from Allied World Assurance Co. Holdings, AG, which is rated “A” by A.M. Best.

(2) Included in the Company’s reinsurance recoverables are certain structured settlement annuities issued by a subsidiary of Old Mutual U.S. Life Holdings, Inc. for which the Company is contingently liable.  In April 2011, Old Mutual plc, a U.K. company, completed the sale of Old Mutual U.S. Life Holdings, Inc., its U.S. life insurance subsidiary, to Harbinger Group Inc.

(3) Includes impact from certain reclassifications made to 2010 amounts to conform to 2011 presentation.

The $169 million decline in net reinsurance recoverables since December 31, 2010 primarily reflected cash collections and the impact of net favorable prior year reserve development.

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

The Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong, generally consistent with recent periods.  In the Business Insurance segment, the Company expects an improving trend in renewal premium changes, including improving trends in both of its components of rate changes and insured exposures, during the remainder of 2011 and into early 2012 compared with the first six months of 2011.  In the Financial, Professional & International Insurance segment, the Company expects that renewal premium changes, including both components of rate changes and insured exposures, will not meaningfully change during the remainder of 2011 and into early 2012 compared with the first six months of 2011.  In the Personal Insurance segment, the Company expects that Agency Automobile renewal premium changes during the remainder of 2011 and into early 2012 will remain positive but will decrease slightly compared with the first six months of 2011.  For its Agency Homeowners’ and Other business, the Company expects renewal premium changes during the remainder of 2011 and into early 2012 will remain positive but decline slightly when compared with the first six months of 2011.

The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business.  While property and casualty insurance market conditions are expected to remain competitive in the remainder of 2011 and into early 2012 for new business, the Company believes it is well-positioned to capitalize on new business opportunities as agents, brokers and customers seek to place business with high-quality carriers.  In addition, the Company launched a new distribution channel in 2009 that markets personal insurance products directly to consumers, which is expected to generate modest growth in premium volume for Personal Insurance during the remainder of 2011 and into early 2012.

While economic conditions have stabilized, uncertainty remains, and the trend may not continue.  Further, if growth continues, it may be at a slow rate for an extended period of time.  In addition, some economic conditions, such as the commercial and residential real estate environment and employment rates, may continue to be weak.  If weak economic conditions persist or deteriorate, low levels of economic activity could impact exposure changes at renewal and our ability to write business at acceptable rates.  Additionally, such low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could adversely impact net written premiums in the remainder of 2011 and into early 2012.  Since earned premiums lag net written premiums, earned premiums could be adversely impacted in the remainder of 2011 and into early 2012.

Underwriting Gain/Loss.  The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

Catastrophe losses are inherently unpredictable from year to year.  The Company experienced significant catastrophe losses in the first six months of 2011 which adversely impacted its results of operations.  The Company’s results of operations would be further adversely impacted if significant catastrophe losses were to continue during the remainder of 2011 and into early 2012.  See “Catastrophe Modeling” above for a discussion of changes to a third-party catastrophe model and their uncertain impact.

In recent years, the Company has experienced significant amounts of net favorable prior year reserve development, although at lower levels in recent quarters, driven by better than expected loss experience in all of the Company’s segments.  The lower levels of prior year development in recent quarters may be in part due to the estimation process incorporating those factors that led to the higher levels of prior year development in previous years.  If that trend continues, the better than expected loss experience may continue at these recent lower levels, or even lower levels.  However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods.  In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods.

In Business Insurance, the anticipated impact of the improving trend in renewal premium changes coupled with an expected modest increase in underlying losses will likely result in underlying underwriting margins during the remainder of 2011 and into early 2012 that are generally consistent with the first six months of 2011.  In Financial, Professional & International Insurance, the anticipated impact of lower underlying losses, offset by higher employee- and technology-related costs to enhance operations and support future business growth in International, will likely result in underlying underwriting margins during the remainder of 2011 and into early 2012 that are generally consistent with the first six months of 2011.  In Personal Insurance, the Company anticipates increased underlying underwriting margins during the remainder of 2011 and into early 2012 as compared with the first six months of 2011, reflecting the anticipated impact of continued positive renewal premium changes, a modest increase in underlying losses and weather patterns consistent with the Company’s expectations.  Also in Personal Insurance, the Company’s direct to consumer initiative, as discussed above, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively low average effective duration.

Net investment income is a material contributor to the Company’s results of operations.  While interest rates have recently risen above the historic lows experienced in the second half of 2010, the Company expects investment returns for its fixed maturity investment portfolio to be slightly lower in the remainder of 2011 and into early 2012 than in recent periods due to lower reinvestment yields available for maturing long-term fixed maturity investments. Short-term interest rates are expected to remain at or near historically low levels.  The Company expects investment income in its non-fixed maturity investment portfolio in the remainder of 2011 and into early 2012 to be generally consistent with 2010.  However, if general economic conditions and/or investment market conditions deteriorate in the remainder of 2011 and into early 2012, the Company could also experience a reduction in net investment income and/or significant realized investment losses, including impairments.  The Company expects its fixed maturity investments, including its municipal portfolio, to provide adequate risk-adjusted returns and support its insurance operations over the long-term.  For further discussion of the Company’s investment portfolio, see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in this report.

Capital Position.  The Company believes it has a strong capital position and expects to continue its common share repurchase program in the remainder of 2011 as part of its continuing efforts to create shareholder value.  The Company expects the total dollar amount of share repurchases in the remainder of 2011 to approximate $400 million in excess of operating income for the second half of 2011.  The actual amount of share repurchases will depend on a variety of factors, including the Company’s earnings, corporate and regulatory requirements, share price, catastrophe losses, strategic initiatives and other market conditions.  The Company does not expect that it will continue to repurchase shares in excess of its operating income in future years.

The Company had a net after-tax unrealized investment gain of $2.11 billion in its fixed maturity investment portfolio at June 30, 2011.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

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

At June 30, 2011, total cash and short-term invested assets aggregating $2.43 billion and having a weighted average maturity of 48 days were held at the holding company.  The assets held at the holding company are sufficient to meet the holding company’s current liquidity requirements and are more than two times the Company’s target level.  These liquidity requirements primarily include shareholder dividends and debt service.  The Company has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time.  The Company also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in 2013.  This line of credit also supports the Company’s $800 million commercial paper program, of which $100 million was outstanding at June 30, 2011.  The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

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

Operating Activities

Net cash flows provided by operating activities in the first six months of 2011 and 2010 totaled $901 million and $1.05 billion, respectively.  Cash flows in the first six months of 2011 reflected an increase in losses paid related to catastrophes and ongoing business (including the impact of increased loss costs) and lower receipts related to net investment income.  These factors were partially offset by a higher level of collected premiums, a lower level of paid operating expenses and a lower level of paid losses related to asbestos claims, as well as operations in runoff.

Investing Activities

Net cash flows provided by investing activities in the first six months of 2011 and 2010 totaled $655 million and $2.20 billion, respectively.  The book value of the Company’s consolidated total investments (excluding net unrealized appreciation) at June 30, 2011 decreased by $315 million from year-end 2010, driven by the net sales and maturities of fixed maturity investments.  The decrease in total investments primarily reflected the impact of the Company’s common share repurchases of $1.34 billion under its share repurchase authorization in the first six months of 2011, partially offset by operating cash flows of $901 million.  Net pretax unrealized appreciation of investments of $3.41 billion at June 30, 2011 was $586 million higher than at year-end 2010.

On June 17, 2011, the Company acquired 43% of the common stock of J. Malucelli Participações em Seguros e Resseguros S.A, a Brazilian company (“JMalucelli”).  JMalucelli is currently the market leader in surety in Brazil based on market share.  The Company’s investment totaled approximately $410 million in U.S. dollars, which was funded with cash provided internally from an operating subsidiary of the Company.  The Company has an option to increase its interest in JMalucelli up to 49.9% within 18 months from the date of the consummation of the transaction.

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

Financing Activities

Net cash flows used in financing activities in the first six months of 2011 and 2010 totaled $1.49 billion and $3.23 billion, respectively.  The totals in both periods primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.

Dividends.  Dividends paid to shareholders totaled $329 million and $343 million in the first six months of 2011 and 2010, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors.  Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  In January 2011, the board of directors approved a share repurchase authorization that added an additional $5 billion of repurchase capacity to the $1.51 billion of capacity remaining at December 31, 2010.  During the three months and six months ended June 30, 2011, the Company repurchased 3.9 million and 22.8 million shares, respectively, under its share repurchase authorization, for a total cost of approximately $237 million and $1.34 billion, respectively.  The average cost per share repurchased was $60.27 and $58.58, respectively.  At June 30, 2011, the Company had $5.17 billion of capacity remaining under the share repurchase authorization.

Conversion of Preferred Stock to Common Stock.  In May 2011, the Company’s board of directors authorized the redemption of the Company’s preferred stock held by The Travelers 401(k) Savings Plan (the Savings Plan) and gave notice of that redemption to the appropriate fiduciaries of the Savings Plan.  Following a fiduciary review, the Savings Plan exercised its right to convert each preferred share into eight shares of the Company’s common stock.  As a result, all preferred shares outstanding on June 7, 2011 (190,083 shares) were converted into a total of 1.52 million shares of the Company’s common stock.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at June 30, 2011 and December 31, 2010.

(in millions)	June 30, 2011	December 31, 2010
Debt:
Short-term	$350	$109
Long-term	6,269	6,519
Net unamortized fair value adjustments and debt issuance costs	(15)	(17)

Total debt	6,604	6,611

Preferred shareholders’ equity	—	68
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	23,297	24,152
Accumulated other changes in equity from nonowner sources	1,711	1,255

Total shareholders’ equity	25,008	25,475

Total capitalization	$31,612	$32,086

The $474 million decrease in total capitalization from December 31, 2010 primarily reflected the impact of common share repurchases under the Company’s share repurchase authorization totaling $1.34 billion and shareholder dividends of $331 million in the first six months of 2011, partially offset by net income of $475 million.

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	June 30, 2011	December 31, 2010

Total capitalization excluding net unrealized gain on investments	$29,373	$30,228
Net unrealized gain on investments, net of taxes	2,239	1,858

Total capitalization	$31,612	$32,086

Debt-to-total capital ratio	20.9%	20.6%

Debt-to-total capital ratio excluding net unrealized gain on investments	22.5%	21.9%

The debt-to-total capital ratio excluding net unrealized gains on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s debt-to-total capital ratio of 22.5% at June 30, 2011 calculated on this basis was within the Company’s target range.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P).  For additional discussion of ratings and the potential impacts of a downgrade in such ratings, see the “Ratings” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The following rating agency action was taken since April 21, 2011, the date on which the Company’s Form 10-Q for the quarter ended March 31, 2011 was filed with the Securities and Exchange Commission:

•                   On May 26, 2011, A.M. Best affirmed the Company’s debt ratings for The Travelers Companies, Inc. and reaffirmed the claims-paying ratings for the Travelers Reinsurance Pool, Travelers C&S Co. of America, First Floridian Auto and Home Ins. Co., First Trenton Indemnity Company, The Premier Insurance Company of Massachusetts, Travelers C&S Co. of Europe Ltd. and Travelers Guarantee Company of Canada.  The outlook for all ratings is stable.

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

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company's estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $3.20 billion at June 30, 2011) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2011			December 31, 2010
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,706	$10,263	$15,969	$5,809	$10,449	$16,258
Property	972	793	1,765	945	627	1,572
Commercial multi-peril	2,255	1,847	4,102	1,897	1,766	3,663
Commercial automobile (1)	2,342	1,045	3,387	2,302	1,060	3,362
Workers’ compensation	9,517	7,255	16,772	9,447	7,082	16,529
Fidelity and surety	507	1,118	1,625	542	1,124	1,666
Personal automobile (1)	1,841	889	2,730	1,863	935	2,798
Homeowners and personal—other	732	1,099	1,831	653	769	1,422
International and other	2,474	1,874	4,348	2,353	1,914	4,267

Property-casualty	26,346	26,183	52,529	25,811	25,726	51,537
Accident and health	59	8	67	61	8	69

Claims and claim adjustment expense reserves	$26,405	$26,191	$52,596	$25,872	$25,734	$51,606

(1) Includes impact from certain reclassifications made to 2010 amounts to conform to 2011 presentation.

The $990 million increase in gross claims and claim adjustment expense reserves since December 31, 2010 primarily reflected the impact of significant catastrophe losses incurred in the first six months of 2011, partially offset by net favorable prior year reserve development and by payments related to operations in runoff, including asbestos and environmental claims.

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

•                  the sufficiency of the Company’s asbestos and other reserves;

•                  the impact of emerging claims issues as well as other insurance and non-insurance litigation;

•                  the cost and availability of reinsurance coverage;

•                  catastrophe losses;

•                  the impact of investment, economic and underwriting market conditions; and

•                  strategic initiatives.

FORWARD-LOOKING STATEMENTS, Continued

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

FORWARD-LOOKING STATEMENTS, Continued

•                  loss of or significant restriction on the use of credit scoring in the pricing and underwriting of Personal Insurance products could reduce the Company’s future profitability; and

•                  the Company’s repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, share price, catastrophe losses, other investment opportunities (including mergers and acquisitions), market conditions and other factors.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the caption “Risk Factors” herein and in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s most recent annual report on Form 10-K.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 10 of notes to the Company’s unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and “— Critical Accounting Estimates” herein and in the 2010 Form 10-K.  Other than as described below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K.

A failure, or the perceived risk of a failure, to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

The U.S. Treasury has estimated that, on August 2, 2011, the United States is expected to reach its statutory debt limit. Unless Congress and the President can agree to raise the statutory debt limit,  the United States may be unable to pay its obligations, including treasury securities, as they become due.  In light of that risk, each of Moody’s Investors Service, Standard & Poor’s Corp. and Fitch Ratings has publicly warned of the possibility of a downgrade to the United States’ credit rating.  The impact of a failure to raise the statutory debt limit is inherently unpredictable.  The failure to raise the debt limit (or an increase in the perceived risk that such a failure may occur and/or the United States may not pay its debt obligations when due) could have a material adverse effect on financial markets and economic conditions in the United States and throughout the world.  In turn, this could have a material adverse effect on our business, financial condition and results of operations.  In particular, these events could have a material adverse effect on the value and liquidity of financial assets, including assets in our investment portfolio. Our investment portfolio at June 30, 2011 is described in note 3 to our consolidated financial statements in this report and included $10.02 billion carrying value of non-fixed-income securities and $62.98 billion carrying value of fixed income securities, of which $2.15 billion consisted of U.S. Treasury securities and obligations of U.S. government and government agencies and authorities and $39.18 billion consisted of obligations of states, municipalities and political subdivisions.

For a discussion of the risks to our business during or following a financial market disruption and risks to our investment portfolio, see the risk factors entitled “During or following period of financial market disruption or economic downturn, our business could be materially and adversely affected” and “Our investment portfolio may suffer reduced returns or material realized or unrealized losses” included in “Risk Factors” in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2011	April 30, 2011	2,713,492	$60.62	2,591,264	$5,252,467,976
May 1, 2011	May 31, 2011	919,186	63.19	474,204	5,222,306,905
June 1, 2011	June 30, 2011	877,814	57.60	868,141	5,172,308,937

Total		4,510,492	$60.56	3,933,609	$5,172,308,937

The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.

The Company repurchased 576,883 shares during the three months ended June 30, 2011 that were not part of the publicly announced share repurchase authorization.  These shares were repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used by employees to cover the exercise price of certain stock options that were exercised.

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

As of the date of this report, Jay S. Benet, Vice Chairman and Chief Financial Officer, was the only “named executive officer” (i.e., an executive officer named in the compensation disclosures in the Company’s proxy statement) that has entered into a Rule 10b5-1 trading plan that remains in effect. The trading plan extends up to approximately eight months from the date of this report. Under the Company’s stock ownership guidelines, Mr. Benet has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amounts are calculated for purposes of the stock ownership guidelines). See “Executive Compensation—Compensation Discussion and Analysis—Stock Ownership Guidelines” in the Company’s proxy statement filed with the SEC on April 12, 2011.

Item 6.    EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 21, 2011	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman
Senior Vice President
(Authorized Signatory)

Date: July 21, 2011	By	/S/ DOUGLAS K. RUSSELL
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

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Statement of Income (Loss) for the three months and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheet at June 30, 2011 and December 31, 2010; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2011 and 2010; (iv) Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

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