Form 10-Q
period 2011-09-30
TRAVELERS COMPANIES, INC.
filed 2011-10-19
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 14, 2011 was 412,773,299.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2011

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues
Premiums	$5,605	$5,422	$16,479	$15,992
Net investment income	690	735	2,227	2,250
Fee income	79	64	227	219
Net realized investment gains	2	226	41	220
Other revenues	31	35	99	99

Total revenues	6,407	6,482	19,073	18,780

Claims and expenses
Claims and claim adjustment expenses	4,136	3,213	12,659	10,020
Amortization of deferred acquisition costs	982	966	2,900	2,845
General and administrative expenses	860	837	2,650	2,516
Interest expense	97	95	290	290

Total claims and expenses	6,075	5,111	18,499	15,671

Income before income taxes	332	1,371	574	3,109
Income tax expense (benefit)	(1)	366	(234)	787

Net income	$333	$1,005	$808	$2,322

Net income per share
Basic	$0.80	$2.14	$1.90	$4.73

Diluted	$0.79	$2.11	$1.88	$4.68

Weighted average number of common shares outstanding
Basic	415.0	465.9	420.4	486.1

Diluted	418.5	472.0	425.6	492.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$9	$8	$16	$9
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(21)	(14)	(36)	(29)

Other-than-temporary impairment losses	(12)	(6)	(20)	(20)
Other net realized investment gains	14	232	61	240

Net realized investment gains	$2	$226	$41	$220

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (including $149 and $186 subject to securities lending) (amortized cost $60,056 and $60,170)	$64,000	$62,820
Equity securities, available for sale, at fair value (cost $467 and $372)	570	519
Real estate	851	838
Short-term securities	4,797	5,616
Other investments	3,434	2,929

Total investments	73,652	72,722

Cash	231	200
Investment income accrued	737	791
Premiums receivable	5,932	5,497
Reinsurance recoverables	11,743	11,994
Ceded unearned premiums	922	813
Deferred acquisition costs	1,869	1,782
Deferred taxes	—	493
Contractholder receivables	5,375	5,343
Goodwill	3,365	3,365
Other intangible assets	449	502
Other assets	2,658	2,154

Total assets	$106,933	$105,656

Liabilities
Claims and claim adjustment expense reserves	$52,315	$51,606
Unearned premium reserves	11,524	10,921
Contractholder payables	5,375	5,343
Payables for reinsurance premiums	519	407
Deferred taxes	91	—
Debt	6,604	6,611
Other liabilities	5,333	5,293

Total liabilities	81,761	80,181

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.0 and 0.2 shares issued and outstanding)	—	68
Common stock (1,750.0 and 1,748.6 shares authorized; 412.8 and 434.6 shares issued and outstanding)	20,664	20,162
Retained earnings	19,127	18,847
Accumulated other changes in equity from nonowner sources	2,032	1,255
Treasury stock, at cost (328.1 and 296.6 shares)	(16,651)	(14,857)

Total shareholders’ equity	25,172	25,475

Total liabilities and shareholders’ equity	$106,933	$105,656

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the nine months ended September 30,	2011	2010
Convertible preferred stock—savings plan
Balance, beginning of year	$68	$79
Redemptions	(5)	(9)
Conversion to common stock	(63)	—

Balance, end of period	—	70

Common stock
Balance, beginning of year	20,162	19,593
Employee share-based compensation	286	276
Common shares issued — conversion of preferred stock	93	—
Compensation amortization under share-based plans and other changes	123	111

Balance, end of period	20,664	19,980

Retained earnings
Balance, beginning of year	18,847	16,315
Net income	808	2,322
Dividends	(503)	(515)
Premium on preferred stock converted to common stock	(30)	—
Other	5	(4)

Balance, end of period	19,127	18,118

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	1,255	1,219
Change in net unrealized gain on investment securities:
Having no credit losses recognized in the consolidated statement of income	758	1,061
Having credit losses recognized in the consolidated statement of income	6	68
Net change in unrealized foreign currency translation and other changes	13	24

Balance, end of period	2,032	2,372

Treasury stock (at cost)
Balance, beginning of year	(14,857)	(9,791)
Treasury shares acquired — share repurchase authorization	(1,712)	(3,400)
Net shares acquired related to employee share-based compensation plans	(82)	(54)

Balance, end of period	(16,651)	(13,245)

Total common shareholders’ equity	25,172	27,225

Total shareholders’ equity	$25,172	$27,295

Common shares outstanding
Balance, beginning of year	434.6	520.3
Treasury shares acquired — share repurchase authorization	(30.1)	(66.8)
Common shares issued — conversion of preferred stock	1.5	—
Net shares issued under employee share-based compensation plans	6.8	7.0

Balance, end of period	412.8	460.5

Summary of changes in equity from nonowner sources
Net income	$808	$2,322
Other changes in equity from nonowner sources, net of tax	777	1,153

Total changes in equity from nonowner sources	$1,585	$3,475

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the nine months ended September 30,	2011	2010
Cash flows from operating activities
Net income	$808	$2,322
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(41)	(220)
Depreciation and amortization	599	608
Deferred federal income tax expense	159	149
Amortization of deferred acquisition costs	2,900	2,845
Equity in income from other investments	(279)	(161)
Premiums receivable	(439)	(228)
Reinsurance recoverables	244	754
Deferred acquisition costs	(2,988)	(2,928)
Claims and claim adjustment expense reserves	742	(1,112)
Unearned premium reserves	612	418
Other	(499)	(55)

Net cash provided by operating activities	1,818	2,392

Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,241	3,881
Proceeds from sales of investments:
Fixed maturities	842	3,281
Equity securities	51	157
Real estate	1	10
Other investments	482	426
Purchases of investments:
Fixed maturities	(6,224)	(5,167)
Equity securities	(118)	(29)
Real estate	(41)	(15)
Other investments	(758)	(373)
Net sales (purchases) of short-term securities	813	(66)
Securities transactions in course of settlement	196	(240)
Other	(248)	(220)

Net cash provided by investing activities	237	1,645

Cash flows from financing activities
Payment of debt	(8)	(275)
Dividends paid to shareholders	(500)	(512)
Issuance of common stock — employee share options	270	267
Treasury stock acquired — share repurchase authorization	(1,755)	(3,441)
Treasury stock acquired — net employee share-based compensation	(46)	(40)
Excess tax benefits from share-based payment arrangements	17	6

Net cash used in financing activities	(2,022)	(3,995)

Effect of exchange rate changes on cash	(2)	1

Net increase in cash	31	43
Cash at beginning of year	200	255

Cash at end of period	$231	$298

Supplemental disclosure of cash flow information
Income taxes paid	$277	$511
Interest paid	$226	$263

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

Adoption of Accounting Standards Updates

Creditors’ Evaluation of Whether a Restructuring is a Troubled Debt Restructuring

In April 2011, the FASB issued updated guidance to clarify whether a modification or restructuring of a receivable is considered a troubled debt restructuring, i.e., whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  A modification or restructuring that is considered a troubled debt restructuring will result in the creditor having to account for the receivable as being impaired and will also result in additional disclosure of the creditors’ troubled debt restructuring activities.  The provisions of the guidance were effective for the quarter ended September 30, 2011 on a retrospective basis to the beginning of the year.  The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), (Continued)

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

Intangibles - Goodwill and Other

In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied.  Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology, or customers) that may impact a reporting unit’s fair value and lead to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.  If an entity determines that it is more likely than not, it must perform an impairment test.

The first step of the impairment test involves comparing the estimated fair value of a reporting unit to its carrying value, including goodwill.  If the carrying value of a reporting unit exceeds the estimated fair value, a second step must be performed to measure the amount of goodwill impairment, if any.  In the second step, the implied fair value of the reporting unit’s goodwill is determined in the same manner as goodwill is measured in a business combination (i.e., by measuring the fair value of the reporting unit’s assets, liabilities and unrecognized intangible assets and determining the remaining amount ascribed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill.  If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The updated guidance is effective for the quarter ending March 31, 2012.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), (Continued)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

On June 17, 2011, the Company acquired 43% of the common stock of J. Malucelli Participações em Seguros e Resseguros S.A, a Brazilian company (“JMalucelli”).  JMalucelli is currently the market leader in surety in Brazil based on market share.  The Company’s investment in JMalucelli is accounted for using the equity method and is included in “other investments” on the consolidated balance sheet.

Personal Insurance

The Personal Insurance segment writes virtually all types of property and casualty insurance covering personal risks. The primary coverages in Personal Insurance are automobile and homeowners insurance sold to individuals.

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2011
Premiums	$2,890	$799	$1,916	$5,605
Net investment income	487	101	102	690
Fee income	78	1	—	79
Other revenues	8	6	17	31

Total operating revenues (1)	$3,463	$907	$2,035	$6,405

Operating income (loss) (1)	$294	$211	$(108)	$397

2010
Premiums	$2,736	$820	$1,866	$5,422
Net investment income	514	110	111	735
Fee income	64	—	—	64
Other revenues	10	7	18	35

Total operating revenues (1)	$3,324	$937	$1,995	$6,256

Operating income (1)	$543	$212	$168	$923

(1)      Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income (loss) for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), (Continued)

2.             SEGMENT INFORMATION, Continued

(for the nine months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2011
Premiums	$8,437	$2,382	$5,660	$16,479
Net investment income	1,584	312	331	2,227
Fee income	226	1	—	227
Other revenues	27	19	53	99

Total operating revenues (1)	$10,274	$2,714	$6,044	$19,032

Operating income (loss) (1)	$909	$495	$(409)	$995

2010
Premiums	$8,027	$2,499	$5,466	$15,992
Net investment income	1,579	331	340	2,250
Fee income	219	—	—	219
Other revenues	23	20	56	99

Total operating revenues (1)	$9,848	$2,850	$5,862	$18,560

Operating income (1)	$1,677	$470	$246	$2,393

(1)      Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income (loss) for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Revenue reconciliation
Earned premiums
Business Insurance:
Workers’ compensation	$750	$642	$2,142	$1,847
Commercial automobile	491	488	1,444	1,430
Property	405	411	1,207	1,257
General liability	442	435	1,299	1,293
Commercial multi-peril	796	760	2,336	2,200
Other	6	—	9	—

Total Business Insurance	2,890	2,736	8,437	8,027

Financial, Professional & International Insurance:
Fidelity and surety	242	247	726	780
General liability	213	220	637	668
International	310	319	919	950
Other	34	34	100	101

Total Financial, Professional & International Insurance	799	820	2,382	2,499

Personal Insurance:
Automobile	935	932	2,781	2,757
Homeowners and other	981	934	2,879	2,709

Total Personal Insurance	1,916	1,866	5,660	5,466

Total earned premiums	5,605	5,422	16,479	15,992
Net investment income	690	735	2,227	2,250
Fee income	79	64	227	219
Other revenues	31	35	99	99

Total operating revenues for reportable segments	6,405	6,256	19,032	18,560
Net realized investment gains	2	226	41	220

Total consolidated revenues	$6,407	$6,482	$19,073	$18,780

Income reconciliation, net of tax
Total operating income for reportable segments	$397	$923	$995	$2,393
Interest Expense and Other (1)	(65)	(65)	(214)	(214)

Total operating income	332	858	781	2,179
Net realized investment gains	1	147	27	143

Total consolidated net income	$333	$1,005	$808	$2,322

(1)   The primary component of Interest Expense and Other is after-tax interest expense of $63 million and $62 million for the three months ended September 30, 2011 and 2010, respectively, and $189 million for each of the nine months ended September 30, 2011 and 2010.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	September 30, 2011	December 31, 2010
Asset reconciliation:
Business Insurance	$78,434	$78,165
Financial, Professional & International Insurance	13,721	13,461
Personal Insurance	14,211	13,423

Total assets for reportable segments	106,366	105,049
Other assets (1)	567	607

Total consolidated assets	$106,933	$105,656

(1)               The primary component of other assets at September 30, 2011 was other intangible assets.  The primary components of other assets at December 31, 2010 were other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at September 30, 2011, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,125	$106	$—	$2,231
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,599	533	1	7,131
All other	30,131	2,022	9	32,144

Total obligations of states, municipalities and political subdivisions	36,730	2,555	10	39,275
Debt securities issued by foreign governments	1,921	81	—	2,002
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,367	270	19	3,618
All other corporate bonds	15,880	1,026	69	16,837
Redeemable preferred stock	33	4	—	37

Total	$60,056	$4,042	$98	$64,000

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Amortized	Gross Unrealized		Fair
(at December 31, 2010, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$1,914	$94	$—	$2,008
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,787	505	1	7,291
All other	31,277	1,121	154	32,244

Total obligations of states, municipalities and political subdivisions	38,064	1,626	155	39,535
Debt securities issued by foreign governments	2,156	50	4	2,202
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,952	248	36	4,164
All other corporate bonds	14,051	876	51	14,876
Redeemable preferred stock	33	2	—	35

Total	$60,170	$2,896	$246	$62,820

Pre-refunded bonds of $7.13 billion and $7.29 billion at September 30, 2011 and December 31, 2010, respectively, were bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at September 30, 2011, in millions)	Cost	Gains	Losses	Value
Common stock	$300	$83	$7	$376
Non-redeemable preferred stock	167	30	3	194

Total	$467	$113	$10	$570

		Gross Unrealized		Fair
(at December 31, 2010, in millions)	Cost	Gains	Losses	Value
Common stock	$198	$106	$—	$304
Non-redeemable preferred stock	174	46	5	215

Total	$372	$152	$5	$519

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at September 30, 2011 and December 31, 2010, the aggregate fair value and gross unrealized losses by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at September 30, 2011, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$520	$—	$—	$—	$520	$—
Obligations of states, municipalities and political subdivisions	731	5	115	5	846	10
Debt securities issued by foreign governments	54	—	—	—	54	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	292	8	137	11	429	19
All other corporate bonds	1,794	52	73	17	1,867	69
Redeemable preferred stock	—	—	—	—	—	—

Total fixed maturities	3,391	65	325	33	3,716	98

Equity securities
Common stock	79	7	—	—	79	7
Non-redeemable preferred stock	58	1	35	2	93	3

Total equity securities	137	8	35	2	172	10

Total	$3,528	$73	$360	$35	$3,888	$108

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2010, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$155	$—	$—	$—	$155	$—
Obligations of states, municipalities and political subdivisions	5,854	149	139	6	5,993	155
Debt securities issued by foreign governments	419	4	13	—	432	4
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	77	1	420	35	497	36
All other corporate bonds	1,255	32	185	19	1,440	51
Redeemable preferred stock	—	—	3	—	3	—

Total fixed maturities	7,760	186	760	60	8,520	246

Equity securities
Common stock	3	—	3	—	6	—
Non-redeemable preferred stock	45	1	49	4	94	5

Total equity securities	48	1	52	4	100	5

Total	$7,808	$187	$812	$64	$8,620	$251

The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at September 30, 2011, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	5	2	4	9	20

Total fixed maturities	5	2	4	9	20
Equity securities	—	—	—	—	—

Total	$5	$2	$4	$9	$20

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—	—
Debt securities issued by foreign governments	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	5	1	9	3
All other corporate bonds	2	2	5	7
Redeemable preferred stock	—	—	—	—

Total fixed maturities	7	3	14	10

Equity securities
Common stock	5	—	6	2
Non-redeemable preferred stock	—	1	—	1

Total equity securities	5	1	6	3
Other investments	—	2	—	7

Total	$12	$6	$20	$20

The following tables present a roll-forward of the credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in accumulated other changes in equity from nonowner sources:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	2011
(for the three months ended September 30, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$51	$—	$4	$—	$—	$55
All other corporate bonds	92	—	1	—	2	95

Total fixed maturities	$143	$—	$5	$—	$2	$150

(for the nine months ended September 30, in millions)
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$47	$—	$8	$—	$—	$55
All other corporate bonds	88	2	2	(1)	4	95

Total fixed maturities	$135	$2	$10	$(1)	$4	$150

	2010
(for the three months ended September 30, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$45	$—	$1	$—	$—	$46
All other corporate bonds	85	—	1	—	1	87

Total fixed maturities	$130	$—	$2	$—	$1	$133

(for the nine months ended September 30, in millions)
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$46	$—	$3	$(3)	$—	$46
All other corporate bonds	93	—	3	(11)	2	87

Total fixed maturities	$139	$—	$6	$(14)	$2	$133

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

Valuation of Investments Reported at Fair Value in Financial Statements

The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated, willing parties, i.e., not in a forced transaction.  The estimated fair value of a financial instrument may differ from the amount that could be realized if the security was sold in an immediate sale, e.g., a forced transaction.  Additionally, the valuation of investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur.

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

Fixed Maturities

The Company utilizes a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

The Company also holds certain fixed maturity investments which are not priced by the pricing service and estimates the fair value of such fixed maturities using an internal matrix that is based on market information regarding interest rates, credit spreads and liquidity.  The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are the BofA Merrill Lynch U.S. Corporate Index and the BofA Merrill Lynch High Yield BB Rated Index.  The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable.

While the vast majority of the Company’s municipal bonds are included in Level 2, the Company holds a small number of municipal bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (typically a market maker).  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

Other Investments

The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include securities in the Company’s trading portfolio, mutual funds and other small holdings.  The $39 million and $42 million fair value of these investments at September 30, 2011 and December 31, 2010, respectively, was disclosed in Level 1.  At September 30, 2011 and December 31, 2010, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $45 million and $57 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at September 30, 2011 and December 31, 2010 in the amount disclosed in Level 3.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.      FAIR VALUE MEASUREMENTS, Continued

Derivatives

At September 30, 2011 and December 31, 2010, the Company held $28 million and $37 million, respectively, of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2 — fixed maturities.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at September 30, 2011 and December 31, 2010.

(at September 30, 2011, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. Government and government agencies and authorities	$2,231	$2,198	$33	$—
Obligations of states, municipalities and political subdivisions	39,275	—	39,254	21
Debt securities issued by foreign governments	2,002	—	2,002	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,618	—	3,617	1
All other corporate bonds	16,837	—	16,627	210
Redeemable preferred stock	37	36	1	—

Total fixed maturities	64,000	2,234	61,534	232

Equity securities
Common stock	376	364	12	—
Non-redeemable preferred stock	194	134	60	—

Total equity securities	570	498	72	—

Other investments	84	39	—	45

Total	$64,654	$2,771	$61,606	$277

The Company did not have significant transfers between Levels 1 and 2 during the nine months ended September 30, 2011.

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

The following tables present the changes in the Level 3 fair value category during the three months and nine months ended September 30, 2011 and the twelve months ended December 31, 2010.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.      FAIR VALUE MEASUREMENTS, Continued

Three Months Ended September 30, 2011 (in millions)	Fixed Maturities	Other Investments	Total

Balance at June 30, 2011	$197	$71	$268
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses) (1)	1	33	34
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	(3)	(22)	(25)
Purchases, sales and settlements/maturities:
Purchases	37	3	40
Sales	(3)	(40)	(43)
Settlements/maturities	(5)	—	(5)
Gross transfers into Level 3	8	—	8
Gross transfers out of Level 3	—	—	—

Balance at September 30, 2011	$232	$45	$277

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                  Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

Nine Months Ended September 30, 2011 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2010	$230	$57	$287
Total realized and unrealized investment gains (losses):
Included in realized investment gains (losses) (1)	1	39	40
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	(3)	(9)	(12)
Purchases, sales and settlements/maturities:
Purchases	119	5	124
Sales	(15)	(47)	(62)
Settlements/maturities	(26)	—	(26)
Gross transfers into Level 3	16	—	16
Gross transfers out of Level 3 (2)	(90)	—	(90)

Balance at September 30, 2011	$232	$45	$277

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)	Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(2)

During the nine months ended September 30, 2011, approximately $81 million of municipal fixed maturity securities were valued using observable market data which resulted in a transfer out of Level 3 into Level 2. In prior periods, these securities were valued internally using unobservable inputs.

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

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2011 or twelve months ended December 31, 2010.

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

The carrying values of $547 million and $647 million of financial instruments classified as other assets approximated their fair values at September 30, 2011 and December 31, 2010, respectively.  The carrying values of $3.95 billion and $3.75 billion of financial instruments classified as other liabilities at September 30, 2011 and December 31, 2010, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

The carrying value and fair value of the Company’s debt at September 30, 2011 was $6.60 billion and $7.35 billion, respectively. The respective totals at December 31, 2010 were $6.61 billion and $7.21 billion.  The Company utilized a pricing service to estimate fair value measurements for approximately 96% and 94% of its debt, other than commercial paper, at September 30, 2011 and December 31, 2010, respectively.  The pricing service utilizes market quotations for debt that have quoted prices in active markets.  For the small amount of the Company’s debt securities for which a pricing service is not used, the Company utilizes pricing estimates from a nationally recognized broker/dealer to estimate fair value.  If estimates of fair value are unavailable from the pricing service or the broker/dealer, the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs.

The fair value of commercial paper included in debt outstanding at September 30, 2011 and December 31, 2010 approximated its book value because of its short-term nature.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at September 30, 2011 and December 31, 2010:

(in millions)	September 30, 2011	December 31, 2010
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	557
Personal Insurance	613	613
Other	27	27

Total	$3,365	$3,365

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at September 30, 2011 and December 31, 2010:

(at September 30, 2011, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$819	$116
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	74	117

Total intangible assets subject to amortization	1,126	893	233
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$893	$449

(at December 31, 2010, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$783	$152
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	57	134

Total intangible assets subject to amortization	1,126	840	286
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$840	$502

(1)          The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Customer-related	$11	$14	$36	$46
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	5	7	17	20

Total amortization expense	$16	$21	$53	$66

Intangible asset amortization expense is estimated to be $16 million for the remainder of 2011, $52 million in 2012, $45 million in 2013, $43 million in 2014 and $23 million in 2015.

6.             SHAREHOLDERS’ EQUITY

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, catastrophe losses, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  During the three months and nine months ended September 30, 2011, the Company repurchased 7.3 million and 30.1 million shares, respectively, under its share repurchase authorization, for a total cost of approximately $375 million and $1.71 billion, respectively.  The average cost per share repurchased was $51.77 and $56.94, respectively.  At September 30, 2011, the Company had $4.80 billion of capacity remaining under the share repurchase authorization.

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

Changes In Equity From Nonowner Sources.  The Company’s total changes in equity from nonowner sources were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, after-tax)	2011	2010	2011	2010

Net income	$333	$1,005	$808	$2,322
Change in net unrealized gain on investment securities:
Having no credit losses recognized in the consolidated statement of income	389	585	758	1,061
Having credit losses recognized in the consolidated statement of income	(6)	24	6	68
Other changes	(62)	73	13	24

Total changes in equity from nonowner sources	$654	$1,687	$1,585	$3,475

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.                       EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2011	2010	2011	2010

Basic
Net income, as reported	$333	$1,005	$808	$2,322
Preferred stock dividends	—	(1)	(1)	(2)
Participating share-based awards — allocated income	(2)	(8)	(6)	(18)

Net income available to common shareholders — basic	$331	$996	$801	$2,302

Diluted
Net income available to common shareholders	$331	$996	$801	$2,302
Effect of dilutive securities:
Participating share-based awards — re-allocated income	—	1	—	1
Convertible preferred stock	—	1	1	2

Net income available to common shareholders — diluted	$331	$998	$802	$2,305

Common shares
Basic
Weighted average shares outstanding	415.0	465.9	420.4	486.1

Diluted
Weighted average shares outstanding	415.0	465.9	420.4	486.1
Weighted average effects of dilutive securities:
Stock options and performance shares	3.5	4.4	4.3	4.4
Convertible preferred stock	—	1.7	0.9	1.8

Total	418.5	472.0	425.6	492.3

Net Income per Common Share
Basic	$0.80	$2.14	$1.90	$4.73

Diluted	$0.79	$2.11	$1.88	$4.68

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.             SHARE-BASED INCENTIVE COMPENSATION

The following presents information for fully vested stock option awards at September 30, 2011:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	12,994,952	$46.54	4.5 years	$55
Exercisable at end of period	9,234,485	$44.83	3.5 years	$45

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $27 million for each of the three months ended September 30, 2011 and 2010, and $94 million and $98 million for the nine months ended September 30, 2011 and 2010, respectively.  The related tax benefits recognized in the consolidated statement of income were $9 million and $0, for the three months ended September 30, 2011 and 2010, respectively, and $32 million and $25 million for the nine months ended September 30, 2011 and 2010, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2011 was $140 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2010 was $112 million, which was expected to be recognized over a weighted-average period of 1.7 years.

9.                       PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

(for the three months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2011	2010	2011	2010

Net Periodic Benefit Cost:
Service cost	$25	$24	$1	$1
Interest cost on benefit obligation	33	32	3	4
Expected return on plan assets	(46)	(46)	—	(1)
Amortization of unrecognized:
Prior service benefit	—	—	—	—
Net actuarial loss	20	15	—	—

Net benefit expense	$32	$25	$4	$4

(for the nine months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2011	2010	2011	2010

Net Periodic Benefit Cost:
Service cost	$74	$72	$1	$1
Interest cost on benefit obligation	101	96	10	11
Expected return on plan assets	(137)	(138)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	—	(2)	—	—
Net actuarial loss	58	45	—	—

Net benefit expense	$96	$73	$10	$11

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS, Continued

Employer Contribution

In August 2011, the Company made a contribution of $35 million to its qualified domestic pension plan.

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

The plaintiffs in the Statutory and Hawaii actions and the Common Law Claims actions filed Motions to Compel with the bankruptcy court on September 2, 2010 and September 3, 2010, respectively, arguing that all conditions precedent to the settlements have been met and seeking to require TPC to pay the settlement amounts.  On September 30, 2010, TPC filed an Opposition to the plaintiffs’ Motions to Compel on the grounds that the conditions precedent to the settlements, principally the requirement that all contribution claims be barred, have not been met in light of the Second Circuit’s March 22, 2010 opinion.  On December 16, 2010, the bankruptcy court granted the plaintiffs’ motions and ruled that TPC was required to fund the settlements.  On January 20, 2011, the bankruptcy court entered judgment in accordance with its December 16, 2010 ruling and ordered TPC to pay the settlement amounts plus prejudgment interest. On January 21, 2011, TPC filed an appeal with the U.S. District Court for the Southern District of New York from the bankruptcy court’s January 20, 2011 judgment.  On January 24, 2011, certain of the plaintiffs in the Common Law Claims actions appealed that portion of the bankruptcy court’s January 20, 2011 judgment that denied their request for an order of contempt and for sanctions.  Oral argument on the appeals has been scheduled for October 26, 2011.

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

Other Proceedings Not Arising Under Insurance Contracts or Reinsurance Agreements

Broker Anti-Trust Litigation — In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  All defendants moved to dismiss the complaint for failure to state a claim.  After giving plaintiffs multiple opportunities to replead, the court dismissed the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the district court’s decisions to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed the district court’s dismissal of all Sherman Act and RICO claims against certain defendants, including the Company, except for Sherman Act and RICO claims involving the sale of excess casualty insurance through a single defendant broker, as well as all state law claims, which they remanded to the district court for further proceedings. On October 1, 2010, defendants, including the Company, filed renewed motions to dismiss the remanded claims.  On March 18, 2011, the Company and certain other defendants entered into an agreement with the plaintiffs to settle the lawsuit. The settlement, under which the Company agreed to pay $6.75 million, is subject to court approval.  Preliminary approval of the settlement was granted on June 27, 2011.  On September 14, 2011, the court conducted a final fairness hearing and the settling parties await the court’s decision.

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

Gain Contingency

On August 20, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for the Company, and on October 25, 2010, entered judgment awarding the Company $251 million plus pre-judgment interest in the amount of $169 million.  United States Fidelity and Guaranty Company is a subsidiary of the Company.  The $251 million awarded by the court represents the amount owed to the Company under the terms of the disputed reinsurance agreements and is reported as part of reinsurance recoverables in the Company’s consolidated balance sheet. The interest awarded by the Court is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements. Post-judgment interest continues to accrue at the rate of 9 percent (without compounding) on the total judgment of $420 million. The judgment, including the award of interest, was appealed to the New York Supreme Court, Appellate Division, First Department, and oral argument occurred on May 10, 2011. The parties continue to await a ruling from the Appellate Division.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.          CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.17 billion and $1.26 billion at September 30, 2011 and December 31, 2010, respectively.

Guarantees

The Company has contingent obligations for guarantees related to letters of credit, certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various indemnifications, including those related to the sale of business entities.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.  The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $85 million, approximately $40 million of which is indemnified by a third party. The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million, all of which is indemnified by a third party.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from two years following the applicable closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be other agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of business entities that are quantifiable was $1.33 billion at September 30, 2011, of which $10 million was recognized on the balance sheet at that date.

11.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.20 billion at September 30, 2011.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,780	$1,825	$—	$—	$5,605
Net investment income	460	228	2	—	690
Fee income	78	1	—	—	79
Net realized investment gains (losses)	(13)	15	—	—	2
Other revenues	24	7	—	—	31

Total revenues	4,329	2,076	2	—	6,407

Claims and expenses
Claims and claim adjustment expenses	2,815	1,321	—	—	4,136
Amortization of deferred acquisition costs	654	328	—	—	982
General and administrative expenses	579	279	2	—	860
Interest expense	19	—	78	—	97

Total claims and expenses	4,067	1,928	80	—	6,075

Income (loss) before income taxes	262	148	(78)	—	332
Income tax expense (benefit)	8	18	(27)	—	(1)
Equity in net income of subsidiaries	—	—	384	(384)	—

Net income	$254	$130	$333	$(384)	$333

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$13	$(4)	$—	$—	$9
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(19)	(2)	—	—	(21)

Other-than-temporary impairment losses	(6)	(6)	—	—	(12)
Other net realized investment gains (losses)	(7)	21	—	—	14

Net realized investment gains (losses)	$(13)	$15	$—	$—	$2

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

  THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,653	$1,769	$—	$—	$5,422
Net investment income	488	244	3	—	735
Fee income	63	1	—	—	64
Net realized investment gains	8	188	30	—	226
Other revenues	31	5	—	(1)	35

Total revenues	4,243	2,207	33	(1)	6,482

Claims and expenses
Claims and claim adjustment expenses	2,161	1,052	—	—	3,213
Amortization of deferred acquisition costs	648	318	—	—	966
General and administrative expenses	569	265	3	—	837
Interest expense	18	—	78	(1)	95

Total claims and expenses	3,396	1,635	81	(1)	5,111

Income (loss) before income taxes	847	572	(48)	—	1,371
Income tax expense (benefit)	218	158	(10)	—	366
Equity in net income of subsidiaries	—	—	1,043	(1,043)	—

Net income	$629	$414	$1,005	$(1,043)	$1,005

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$5	$3	$—	$—	$8
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(9)	(5)	—	—	(14)

Other-than-temporary impairment losses	(4)	(2)	—	—	(6)
Other net realized investment gains	12	190	30	—	232

Net realized investment gains	$8	$188	$30	$—	$226

(1)                                  The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.     CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$11,115	$5,364	$—	$—	$16,479
Net investment income	1,503	717	7	—	2,227
Fee income	225	2	—	—	227
Net realized investment gains (losses)	8	38	(5)	—	41
Other revenues	81	18	—	—	99

Total revenues	12,932	6,139	2	—	19,073

Claims and expenses
Claims and claim adjustment expenses	8,480	4,179	—	—	12,659
Amortization of deferred acquisition costs	1,921	979	—	—	2,900
General and administrative expenses	1,766	859	25	—	2,650
Interest expense	55	—	235	—	290

Total claims and expenses	12,222	6,017	260	—	18,499

Income (loss) before income taxes	710	122	(258)	—	574
Income tax benefit	—	(51)	(183)	—	(234)
Equity in net income of subsidiaries	—	—	883	(883)	—

Net income	$710	$173	$808	$(883)	$808

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$12	$4	$—	$—	$16
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(24)	(12)	—	—	(36)

Other-than-temporary impairment losses	(12)	(8)	—	—	(20)
Other net realized investment gains (losses)	20	46	(5)	—	61

Net realized investment gains (losses)	$8	$38	$(5)	$—	$41

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.     CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$10,786	$5,206	$—	$—	$15,992
Net investment income	1,524	717	9	—	2,250
Fee income	218	1	—	—	219
Net realized investment gains	37	177	6	—	220
Other revenues	86	14	—	(1)	99

Total revenues	12,651	6,115	15	(1)	18,780

Claims and expenses
Claims and claim adjustment expenses	6,663	3,357	—	—	10,020
Amortization of deferred acquisition costs	1,893	952	—	—	2,845
General and administrative expenses	1,709	796	11	—	2,516
Interest expense	55	—	236	(1)	290

Total claims and expenses	10,320	5,105	247	(1)	15,671

Income (loss) before income taxes	2,331	1,010	(232)	—	3,109
Income tax expense (benefit)	565	273	(51)	—	787
Equity in net income of subsidiaries	—	—	2,503	(2,503)	—

Net income	$1,766	$737	$2,322	$(2,503)	$2,322

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$10	$(1)	$—	$—	$9
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(19)	(10)	—	—	(29)

Other-than-temporary impairment losses	(9)	(11)	—	—	(20)
Other net realized investment gains	46	188	6	—	240

Net realized investment gains	$37	$177	$6	$—	$220

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.     CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At September 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (including $149 subject to securities lending) (amortized cost $60,056)	$43,327	$20,651	$22	$—	$64,000
Equity securities, available for sale, at fair value (cost $467)	203	280	87	—	570
Real estate	33	818	—	—	851
Short-term securities	1,542	900	2,355	—	4,797
Other investments	2,436	997	1	—	3,434

Total investments	47,541	23,646	2,465	—	73,652

Cash	106	120	5	—	231
Investment income accrued	495	242	—	—	737
Premiums receivable	4,000	1,932	—	—	5,932
Reinsurance recoverables	7,709	4,034	—	—	11,743
Ceded unearned premiums	750	172	—	—	922
Deferred acquisition costs	1,605	264	—	—	1,869
Contractholder receivables	4,074	1,301	—	—	5,375
Goodwill	2,411	954	—	—	3,365
Other intangible assets	305	144	—	—	449
Investment in subsidiaries	—	—	28,183	(28,183)	—
Other assets	2,196	97	413	(48)	2,658

Total assets	$71,192	$32,906	$31,066	$(28,231)	$106,933

Liabilities
Claims and claim adjustment expense reserves	$34,249	$18,066	$—	$—	$52,315
Unearned premium reserves	7,946	3,578	—	—	11,524
Contractholder payables	4,074	1,301	—	—	5,375
Payables for reinsurance premiums	281	238	—	—	519
Deferred taxes	154	(40)	(23)	—	91
Debt	1,190	—	5,462	(48)	6,604
Other liabilities	4,051	817	465	—	5,333

Total liabilities	51,945	23,960	5,904	(48)	81,761

Shareholders’ equity
Common stock (1,750.0 shares authorized; 412.8 shares issued and outstanding)	—	390	20,664	(390)	20,664
Additional paid-in capital	11,135	7,026	—	(18,161)	—
Retained earnings	6,329	749	19,117	(7,068)	19,127
Accumulated other changes in equity from nonowner sources	1,783	781	2,032	(2,564)	2,032
Treasury stock, at cost (328.1 shares)	—	—	(16,651)	—	(16,651)

Total shareholders’ equity	19,247	8,946	25,162	(28,183)	25,172

Total liabilities and shareholders’ equity	$71,192	$32,906	$31,066	$(28,231)	$106,933

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), (Continued)

11.     CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2010

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (including $186 subject to securities lending) (amortized cost $60,170)	$42,415	$20,385	$20	$—	$62,820
Equity securities, available for sale, at fair value (cost $372)	190	263	66	—	519
Real estate	1	837	—	—	838
Short-term securities	1,596	436	3,584	—	5,616
Other investments	1,982	946	1	—	2,929

Total investments	46,184	22,867	3,671	—	72,722

Cash	86	110	4	—	200
Investment income accrued	532	259	—	—	791
Premiums receivable	3,691	1,806	—	—	5,497
Reinsurance recoverables	7,868	4,126	—	—	11,994
Ceded unearned premiums	648	165	—	—	813
Deferred acquisition costs	1,511	271	—	—	1,782
Deferred taxes	294	125	74	—	493
Contractholder receivables	4,050	1,293	—	—	5,343
Goodwill	2,411	954	—	—	3,365
Other intangible assets	326	176	—	—	502
Investment in subsidiaries	—	—	27,422	(27,422)	—
Other assets	1,904	237	60	(47)	2,154

Total assets	$69,505	$32,389	$31,231	$(27,469)	$105,656

Liabilities
Claims and claim adjustment expense reserves	$33,770	$17,836	$—	$—	$51,606
Unearned premium reserves	7,478	3,443	—	—	10,921
Contractholder payables	4,050	1,293	—	—	5,343
Payables for reinsurance premiums	214	193	—	—	407
Debt	1,189	9	5,460	(47)	6,611
Other liabilities	3,906	1,089	298	—	5,293

Total liabilities	50,607	23,863	5,758	(47)	80,181

Shareholders’ equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	—	—	68	—	68
Common stock (1,748.6 shares authorized; 434.6 shares issued and outstanding)	—	390	20,162	(390)	20,162
Additional paid-in capital	11,135	7,016	—	(18,151)	—
Retained earnings	6,489	576	18,845	(7,063)	18,847
Accumulated other changes in equity from nonowner sources	1,274	544	1,255	(1,818)	1,255
Treasury stock, at cost (296.6 shares)	—	—	(14,857)	—	(14,857)

Total shareholders’ equity	18,898	8,526	25,473	(27,422)	25,475

Total liabilities and shareholders’ equity	$69,505	$32,389	$31,231	$(27,469)	$105,656

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.     CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$710	$173	$808	$(883)	$808
Net adjustments to reconcile net income to net cash provided by operating activities	764	214	17	15	1,010

Net cash provided by operating activities	1,474	387	825	(868)	1,818

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,490	1,751	—	—	5,241
Proceeds from sales of investments:
Fixed maturities	452	389	1	—	842
Equity securities	15	36	—	—	51
Real estate	1	—	—	—	1
Other investments	301	181	—	—	482
Purchases of investments:
Fixed maturities	(4,131)	(2,092)	(1)	—	(6,224)
Equity securities	(6)	(73)	(39)	—	(118)
Real estate	(24)	(17)	—	—	(41)
Other investments	(622)	(136)	—	—	(758)
Net sales (purchases) of short-term securities	54	(470)	1,229	—	813
Securities transactions in course of settlement	128	68	—	—	196
Other	(234)	(14)	—	—	(248)

Net cash provided by (used in) investing activities	(576)	(377)	1,190	—	237

Cash flows from financing activities
Payment of debt	—	(8)	—	—	(8)
Dividends paid to shareholders	—	—	(500)	—	(500)
Issuance of common stock — employee share options	—	—	270	—	270
Treasury shares acquired — share repurchase authorization	—	—	(1,755)	—	(1,755)
Treasury shares acquired — net employee share-based compensation	—	—	(46)	—	(46)
Excess tax benefits from share-based payment arrangements	—	—	17	—	17
Dividends paid to parent company	(878)	—	—	878	—
Capital contributions, loans and other transactions between subsidiaries	—	10	—	(10)	—

Net cash provided by (used in) financing activities	(878)	2	(2,014)	868	(2,022)

Effect of exchange rate changes on cash	—	(2)	—	—	(2)

Net increase in cash	20	10	1	—	31
Cash at beginning of year	86	110	4	—	200

Cash at end of period	$106	$120	$5	$—	$231

Supplemental disclosure of cash flow information
Income taxes paid (received)	$221	$83	$(27)	$—	$277
Interest paid	$65	$—	$161	$—	$226

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

FINANCIAL HIGHLIGHTS

2011 Third Quarter Consolidated Results of Operations

•                   Net income of $333 million, or $0.80 per share basic and $0.79 diluted

•                   Net earned premiums of $5.61 billion

•                   Catastrophe losses of $606 million ($394 million after-tax)

•                   Net favorable prior year reserve development of $184 million ($124 million after-tax)

•                   GAAP combined ratio of 104.5%

•                   Net investment income of $690 million ($561 million after-tax)

•                   Net realized investment gains of $2 million ($1 million after-tax)

•                   Operating cash flows of $917 million

2011 Third Quarter Consolidated Financial Condition

•                   Total investments of $73.65 billion; fixed maturities and short-term securities comprised 93% of total investments

•                   Total assets of $106.93 billion

•                   Total debt of $6.60 billion, resulting in a debt-to-total capital ratio of 20.8% (22.7% excluding net unrealized investment gains, net of tax)

•                   Repurchased 7.3 million common shares for total cost of $375 million under share repurchase authorization

•                   Shareholders’ equity of $25.17 billion; book value per common share of $60.98, up 3% from September 30, 2010

•                   Holding company liquidity of $2.40 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2011	2010	2011	2010

Revenues
Premiums	$5,605	$5,422	$16,479	$15,992
Net investment income	690	735	2,227	2,250
Fee income	79	64	227	219
Net realized investment gains	2	226	41	220
Other revenues	31	35	99	99
Total revenues	6,407	6,482	19,073	18,780

Claims and expenses
Claims and claim adjustment expenses	4,136	3,213	12,659	10,020
Amortization of deferred acquisition costs	982	966	2,900	2,845
General and administrative expenses	860	837	2,650	2,516
Interest expense	97	95	290	290
Total claims and expenses	6,075	5,111	18,499	15,671

Income before income taxes	332	1,371	574	3,109
Income tax expense (benefit)	(1)	366	(234)	787
Net income	$333	$1,005	$808	$2,322

Net income per share
Basic	$0.80	$2.14	$1.90	$4.73
Diluted	$0.79	$2.11	$1.88	$4.68

GAAP combined ratio
Loss and loss adjustment expense ratio	72.9%	58.7%	76.0%	61.9%
Underwriting expense ratio	31.6	31.9	32.2	32.1
GAAP combined ratio	104.5%	90.6%	108.2%	94.0%
Incremental impact of direct to consumer initiative on GAAP combined ratio	0.9%	0.9%	0.9%	0.7%

The Company’s discussions of net income and segment operating income included in the following discussion are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $0.79 in the third quarter of 2011 decreased by 63% from the same period of 2010, whereas net income of $333 million decreased 67% from the same period of 2010.  The lower rate of decline in diluted net income per share reflected the impact of common share repurchases.  The decline in net income in the third quarter of 2011 compared with the same period of 2010 primarily reflected a significant increase in catastrophe losses, declines in underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), a decline in net realized investment gains, lower net favorable prior year reserve development and a decline in net investment income. The decline in underlying underwriting margins related to previously anticipated earned pricing and loss cost trends, as well as the impact of higher non-catastrophe weather-related losses in the Business Insurance and Personal Insurance segments.

Catastrophe losses in the third quarter of 2011 primarily resulted from Hurricane Irene and Tropical Storm Lee, both of which caused extensive damage throughout the eastern United States.

In the first nine months of 2011, diluted net income per share of $1.88 decreased by 60% from the same period of 2010, whereas net income of $808 million decreased by 65% from the same period of 2010.  The lower rate of decline in diluted net income per share reflected the impact of common share repurchases.  The decrease in net income primarily reflected the impact of a significant increase in catastrophe losses, lower net favorable prior year reserve development, a decline in underlying underwriting margins as described above for the third quarter of 2011 and a decline in net realized investment gains.  Net income in the first nine months of 2011 reflected a $104 million benefit resulting from the favorable resolution of various prior year tax matters recorded in the first quarter of 2011.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2011 were $5.61 billion, an increase of $183 million, or 3%, over the same period of 2010.  Through the first nine months of 2011, earned premiums were $16.48 billion, an increase of $487 million, or 3%, over the same period of 2010.  In the Business Insurance segment, earned premiums in the third quarter and first nine months of 2011 increased by 6% and 5%, respectively, over the same periods of 2010.  In the Financial, Professional & International Insurance segment, earned premiums in the third quarter and first nine months of 2011 decreased by 3% and 5%, respectively, from the same periods of 2010.  In the Personal Insurance segment, earned premiums in the third quarter and first nine months of 2011 increased by 3% and 4%, respectively, over the same periods of 2010.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	2010	2011	2010

Average investments (a)	$70,474	$70,929	$70,619	$71,718
Pretax net investment income	690	735	2,227	2,250
After-tax net investment income	561	597	1,789	1,824
Average pretax yield (b)	3.9%	4.1%	4.2%	4.2%
Average after-tax yield (b)	3.2%	3.4%	3.4%	3.4%

(a)                   Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses, net of tax.

Net investment income of $690 million in the third quarter of 2011 was $45 million, or 6%, lower than in the same period of 2010. Net investment income from fixed maturity investments of $633 million in the third quarter of 2011 declined by $41 million compared with the same period of 2010, primarily resulting from lower long-term reinvestment yields available in the market, as well as lower average levels of long-term fixed maturity invested assets due to the Company’s common share repurchases. Net investment income generated by non-fixed maturity investments of $62 million in the third quarter of 2011 was $3 million lower than in the same period of 2010.  In the first nine months of 2011, net investment income of $2.23 billion was $23 million, or 1%, lower than in the same period of 2010.  Net investment income from fixed maturity investments of $1.91 billion in the first nine months of 2011 declined by $134 million compared with the same period of 2010, primarily reflecting the same factors discussed above.  Net investment income generated by non-fixed maturity investments of $331 million in the first nine months of 2011 was $111 million higher than in the same period of 2010, due to improved investment market conditions experienced during the first two quarters of 2011.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $15 million and $8 million increases in fee income in the third quarter and first nine months of 2011, respectively, compared with the same periods of 2010 are described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains

The following table sets forth information regarding the Company’s net realized investment gains.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Net Realized Investment Gains
Other-than-temporary impairment losses:
Total gains	$9	$8	$16	$9
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(21)	(14)	(36)	(29)
Other-than-temporary impairment losses	(12)	(6)	(20)	(20)
Other net realized investment gains	14	232	61	240
Net realized investment gains	$2	$226	$41	$220

Other net realized investment gains of $61 million in the first nine months of 2011 were primarily driven by sales of fixed maturities, common stocks and other investments, partially offset by realized investment losses associated with U.S. Treasury futures contracts (which require a daily mark-to-market settlement and are used to shorten the duration of the Company’s fixed maturity investment portfolio).  Other net realized investment gains in the third quarter and first nine months of 2010 largely resulted from the Company’s sale of substantially all of its remaining common stock holdings in Verisk Analytics, Inc., which generated a pretax realized investment gain of $205 million.

Other Revenues

Other revenues in the third quarter and first nine months of both 2011 and 2010 primarily consisted of premium installment charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses of $4.14 billion in the third quarter of 2011 were $923 million, or 29%, higher than in the same period of 2010, primarily reflecting the significant increase in catastrophe losses, the impact of anticipated loss cost trends, the impact of higher non-catastrophe weather-related losses in the Business Insurance and Personal Insurance segments and a decrease in net favorable prior year reserve development.  Catastrophe losses in the third quarters of 2011 and 2010 were $606 million and $117 million, respectively.  Catastrophe losses in the third quarter of 2011 primarily resulted from Hurricane Irene and Tropical Storm Lee.  Catastrophe losses in the third quarter of 2010 primarily resulted from several severe wind and hail storms.  Net favorable prior year reserve development in the third quarters of 2011 and 2010 were $184 million and $222 million, respectively.

In the first nine months of 2011, claims and claim adjustment expenses were $12.66 billion, an increase of $2.64 billion, or 26%, compared with the same period of 2010, primarily reflecting the same factors described above, as well as increases in fire-related losses in the Personal Insurance segment.  Catastrophe losses in the first nine months of 2011 and 2010 were $2.46 billion and $1.03 billion, respectively.  Catastrophe losses in the first nine months of 2011 and 2010 reflected the impact of third quarter events described above, as well as numerous tornadoes and hail storms in the second quarter of each year, and wind and hail storms and severe winter storms throughout the United States in the first quarter of each year.  The 2010 year-to-date total also included losses from an earthquake in Chile.  Net favorable prior year reserve development in the first nine months of 2011 and 2010 were $589 million and $900 million, respectively.

The Company’s three business segments each experienced net favorable prior year reserve development in the third quarter and first nine months of both 2011 and 2010.  Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in more detail in the segment discussions that follow.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs were $982 million in the third quarter of 2011, 2% higher than in the same period of 2010.  In the first nine months of 2011, the amortization of deferred acquisition costs were $2.90 billion, 2% higher than in the same 2010 period.  The increases in both periods of 2011 were consistent with the increases in earned premiums.

General and Administrative Expenses

General and administrative expenses were $860 million in the third quarter of 2011, an increase of $23 million, or 3%, over the same period of 2010.  In the first nine months of 2011, general and administrative expenses were $2.65 billion, an increase of $134 million, or 5%, over the same 2010 period.  The increase in the third quarter of 2011 was primarily due to increases in employee- and technology-related costs to enhance operations and support future business growth in the Financial, Professional & International Insurance segment, and advertising and other costs associated with the Company’s direct to consumer initiative in the Personal Insurance segment.  The increase in expenses for the first nine months of 2011 reflected these factors, as well as a higher level of state assessment expenses in the Business Insurance segment.

Interest Expense

Interest expense of $97 million in the third quarter of 2011 was slightly higher than in the same period of 2010.  In the first nine months of 2011, interest expense of $290 million was level with the same period of 2010.

Income Taxes.  The Company’s income tax benefits of $1 million and $234 million in the third quarter and first nine months of 2011, respectively, primarily reflected the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  In addition, the year-to-date income tax benefit in 2011 included the $104 million benefit resulting from the favorable resolution of various prior year tax matters recorded in the first quarter of 2011.

GAAP Combined Ratio

The consolidated GAAP combined ratio of 104.5% in the third quarter of 2011 was 13.9 points higher than the consolidated GAAP combined ratio of 90.6% in the same period of 2010.  The GAAP combined ratio of 108.2% in the first nine months of 2011 was 14.2 points higher than the GAAP combined ratio of 94.0% in the same period of 2010.

The consolidated loss and loss adjustment expense ratio of 72.9% in the third quarter of 2011 was 14.2 points higher than in the same period of 2010.  Catastrophe losses in the third quarters of 2011 and 2010 accounted for 10.8 points and 2.2 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the third quarters of 2011 and 2010 provided 3.3 points and 4.1 points of benefits, respectively, to the loss and loss adjustment expense ratio.  The 2011 third quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 4.8 points higher than the 2010 ratio on the same basis, primarily reflecting the impact of anticipated loss cost trends, and higher non-catastrophe weather-related losses in the Business Insurance and Personal Insurance segments.

The consolidated loss and loss adjustment expense ratio of 76.0% in the first nine months of 2011 was 14.1 points higher than in the same period of 2010.  Catastrophe losses in the first nine months of 2011 and 2010 accounted for 14.9 points and 6.4 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first nine months of 2011 and 2010 provided 3.5 points and 5.6 points of benefits, respectively, to the loss and loss adjustment expense ratio.  The 2011 loss and loss adjustment expense ratio in the first nine months of 2011 excluding catastrophe losses and prior year reserve development was 3.5 points higher than the 2010 ratio on the same basis, primarily reflecting the same factors described above for the third quarter, as well as increases in fire-related losses in the Personal Insurance segment.

The consolidated underwriting expense ratio of 31.6% for the third quarter of 2011 was 0.3 points lower than the third quarter 2010 underwriting expense ratio of 31.9%.  In the first nine months of 2011, the underwriting expense ratio of 32.2% was 0.1 points higher than the underwriting expense ratio of 32.1% in the same 2010 period.  The slight changes in the underwriting expense ratios for the third quarter and first nine months of 2011 compared with the respective periods of 2010 reflected growth in earned premiums discussed above and increases in general and administrative expenses discussed in the segment discussions that follow, the impacts of which were largely offsetting.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Business Insurance	$3,205	$3,027	$9,605	$9,141
Financial, Professional & International Insurance	854	852	2,574	2,665
Personal Insurance	2,167	2,125	6,132	5,975
Total	$6,226	$6,004	$18,311	$17,781

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Business Insurance	$2,826	$2,651	$8,725	$8,280
Financial, Professional & International Insurance	808	808	2,311	2,378
Personal Insurance	2,038	2,003	5,890	5,743
Total	$5,672	$5,462	$16,926	$16,401

Gross and net written premiums in the third quarter of 2011 both increased by 4% over the same period of 2010.  In the first nine months of 2011, gross and net written premiums both increased by 3% over the same period of 2010.  Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	2010	2011	2010

Revenues
Earned premiums	$2,890	$2,736	$8,437	$8,027
Net investment income	487	514	1,584	1,579
Fee income	78	64	226	219
Other revenues	8	10	27	23
Total revenues	$3,463	$3,324	$10,274	$9,848

Total claims and expenses	$3,135	$2,594	$9,353	$7,612

Operating income	$294	$543	$909	$1,677

Loss and loss adjustment expense ratio	74.8%	60.5%	76.3%	59.6%
Underwriting expense ratio	30.6	31.6	31.5	32.2
GAAP combined ratio	105.4%	92.1%	107.8%	91.8%

Overview

Operating income of $294 million in the third quarter of 2011 was $249 million, or 46%, lower than operating income of $543 million in the same period of 2010.  The decline was driven by reduced underlying underwriting margins related to previously anticipated earned pricing and loss cost trends as well as the impact of higher non-catastrophe weather-related losses, an increase in catastrophe losses, a reduction in net favorable prior year reserve development and a decline in net investment income, partially offset by an increase in business volume.  Catastrophe losses in the third quarter of 2011 were $195 million, compared with $53 million in the same period of 2010.  Net favorable prior year reserve development was $26 million in the third quarter of 2011, compared with $102 million in the same 2010 period.

In the first nine months of 2011, operating income of $909 million was $768 million, or 46%, lower than operating income of $1.68 billion in the same period of 2010, primarily reflecting the same factors described above, partially offset by a $76 million benefit resulting from the favorable resolution of various prior year tax matters.  Catastrophe losses in the first nine months of 2011 were $1.00 billion, compared with $367 million in the same period of 2010.  Net favorable prior year reserve development was $196 million in the first nine months of 2011, compared with $647 million in the same 2010 period.

Earned Premiums

Earned premiums of $2.89 billion in the third quarter of 2011 increased by $154 million, or 6%, over the same period of 2010.  In the first nine months of 2011, earned premiums of $8.44 billion increased by $410 million, or 5%, over the same period of 2010.  The increases in both periods of 2011 primarily reflected the impact of an increase in net written premiums over the preceding twelve months.  Earned premiums also benefited from positive audit premium adjustments related to increased insured exposures for existing policyholders, compared with negative audit premium adjustments in the same periods of 2010 related to decreased insured exposures for existing policyholders.

Net Investment Income

Net investment income of $487 million in the third quarter of 2011 decreased by $27 million, or 5%, from the same 2010 period.  In the first nine months of 2011, net investment income of $1.58 billion was slightly higher than in the same period of 2010.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the third quarter and first nine months of 2011 compared with the same periods of 2010.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the third quarter and first nine months of 2011 increased by $14 million and $7 million, respectively, over the same periods of 2010, driven by higher new business volume combined with strong business retention rates.

Claims and Expenses

Claim and Claims Adjustment Expenses

Claims and claim adjustment expenses of $2.20 billion in the third quarter of 2011 were $521 million, or 31%, higher than in the same period of 2010, primarily reflecting anticipated loss cost trends, the impact of higher non-catastrophe weather-related losses, an increase in catastrophe losses and a decline in net favorable prior year reserve development.  Catastrophe losses in the third quarter of 2011 were $195 million, compared with $53 million in the same period of 2010.  Catastrophe losses in the third quarter of 2011 primarily resulted from Hurricane Irene and Tropical Storm Lee.  Catastrophe losses in the third quarter of 2010 resulted from severe wind and hail storms throughout the United States.  Net favorable prior year reserve development in the third quarter of 2011 was $26 million, compared with $102 million in the same period of 2010.  The net favorable prior year reserve development in the third quarter of 2011 was primarily driven by better than expected loss development in the general liability product line, which was concentrated in excess coverages for accident years 2005 - 2008 and reflected what the Company believes are favorable legal and judicial environments, partially offset by a $175 million increase to asbestos reserves, which is discussed in further detail in the “Asbestos Claims and Litigation” section herein.

Net favorable prior year reserve development in the third quarter of 2010 was driven by better than expected loss results in the general liability, workers’ compensation, property and commercial automobile product lines for multiple accident years.  The general liability product line improvement was concentrated in excess coverages and reflected a favorable litigation environment.  Net favorable prior year reserve development in the workers’ compensation product line was concentrated in the 2002-2005 accident years and resulted from lower than expected claim frequency and better than expected loss emergence.  The property product line improvement primarily occurred in the 2009 accident year as a result of better than expected claim emergence trends in the Industry-Focused Underwriting and Target Risk Underwriting groups.  The Company believes that the improvement in the commercial automobile product line, which occurred primarily in the 2009 accident year, resulted from the economic downturn causing fewer vehicles to be on the road and fewer miles being driven, leading to lower than expected frequency and severity of losses.  The net favorable prior year reserve development in these product lines was partially offset by a $140 million increase to asbestos reserves in the third quarter of 2010, which is discussed in further detail in the “Asbestos Claims and Litigation” section herein.

Claims and claim adjustment expenses in the first nine months of 2011 were $6.56 billion, $1.67 billion, or 34%, higher than in the same 2010 period.  The increase primarily reflected the same factors discussed above.  Catastrophe losses in the first nine months of 2011 were $1.00 billion, compared with $367 million in the same period of 2010.  In addition to the events described above for the third quarter of 2011 and 2010, the year-to-date catastrophe loss totals in 2011 and 2010 included the impact of winter storms and severe wind and hail storms throughout the United States in the first six months of each year.  Net favorable prior year reserve development in the first nine months of 2011 was $196 million, compared with $647 million in the same period of 2010.  Net favorable prior year reserve development in the first nine months of 2011 was driven by the same factors described above, as well as net favorable prior year reserve development in the property product line that reflected better than expected loss development for the 2010 accident year in the Inland Marine business unit in Target Risk Underwriting.  These factors were partially offset by a $76 million increase to environmental reserves recorded in the second quarter of 2011, which is discussed in further detail in the “Environmental Claims and Litigation” sections herein.

Net favorable prior year reserve development in the first nine months of 2010 reflected the same factors described above for the third quarter.  In addition, better than expected loss results in this segment in recent years resulted in a favorable re-estimation of reserves for unallocated loss adjustment expenses in the second quarter of 2010.  The Company also recorded a $35 million increase to environmental reserves in the second quarter of 2010, which is discussed in further detail in the “Environmental Claims and Litigation” sections herein.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs was $460 million in the third quarter of 2011, 3% higher than in the same period of 2010.  In the first nine months of 2011, the amortization of deferred acquisition costs was $1.36 billion, 4% higher than in the same 2010 period.  The increases in both periods of 2011 were consistent with the increases in earned premiums.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2011 were $471 million, $8 million, or 2%, higher than in the same period of 2010.  In the first nine months of 2011, general and administrative expenses of $1.44 billion were $23 million, or 2%, higher than in the same period of 2010.  The increase in the first nine months of 2011 was primarily driven by a higher level of state assessment expenses related to workers’ compensation business in New York.

GAAP Combined Ratio

The GAAP combined ratio of 105.4% in the third quarter of 2011 was 13.3 points higher than the GAAP combined ratio of 92.1% in the same period of 2010.  The GAAP combined ratio of 107.8% in the first nine months of 2011 was 16.0 points higher than the GAAP combined ratio of 91.8% in the same period of 2010.

The loss and loss adjustment expense ratio of 74.8% in the third quarter of 2011 was 14.3 points higher than in the same period of 2010.  Catastrophe losses in the third quarters of 2011 and 2010 accounted for 6.8 points and 2.0 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the third quarters of 2011 and 2010 provided 0.9 points and 3.8 points of benefits, respectively, to the loss and loss adjustment expense ratio. The 2011 third quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 6.6 points higher than the 2010 ratio on the same basis, reflecting the impact of reduced underlying underwriting margins as described above.

The loss and loss adjustment expense ratio of 76.3% in the first nine months of 2011 was 16.7 points higher than in the same period of 2010.  Catastrophe losses in the first nine months of 2011 and 2010 accounted for 11.9 points and 4.6 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first nine months of 2011 and 2010 provided 2.3 points and 8.1 points of benefits, respectively, to the loss and loss adjustment expense ratio.  The 2011 loss and loss adjustment expense ratio in the first nine months of 2011 excluding catastrophe losses and prior year reserve development was 3.6 points higher than the 2010 ratio on the same basis, reflecting the same factors discussed above.

The underwriting expense ratio of 30.6% for the third quarter of 2011 was 1.0 points lower than the third quarter 2010 underwriting expense ratio.  In the first nine months of 2011, the underwriting expense ratio of 31.5% was 0.7 points lower than the underwriting expense ratio of 32.2% in the same 2010 period.  The decreases in both periods of 2011 primarily reflected the impact of higher earned premiums.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Select Accounts	$690	$683	$2,171	$2,113
Commercial Accounts	822	722	2,378	2,086
National Accounts	257	253	826	830
Industry-Focused Underwriting	665	609	1,919	1,812
Target Risk Underwriting	534	522	1,616	1,595
Specialized Distribution	236	232	691	695
Total Business Insurance Core	3,204	3,021	9,601	9,131
Business Insurance Other	1	6	4	10
Total Business Insurance	$3,205	$3,027	$9,605	$9,141

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Select Accounts	$666	$664	$2,136	$2,082
Commercial Accounts	747	655	2,228	1,942
National Accounts	176	173	575	593
Industry-Focused Underwriting	649	590	1,856	1,743
Target Risk Underwriting	356	342	1,237	1,223
Specialized Distribution	231	222	686	684
Total Business Insurance Core	2,825	2,646	8,718	8,267
Business Insurance Other	1	5	7	13
Total Business Insurance	$2,826	$2,651	$8,725	$8,280

Gross written premiums in the third quarter of 2011 increased by 6% over the same period of 2010.  Net written premiums in the third quarter of 2011 increased by 7% over the same period of 2010.  In the first nine months of 2011, gross and net written premiums both increased by 5% over the same period of 2010.  The increase in gross and net written premiums in the third quarter and first nine months of 2011 was concentrated in Commercial Accounts and Industry-Focused Underwriting.  In addition, Select Accounts contributed to gross and net written premium growth in the first nine months of 2011.  Gross and net written premiums were favorably impacted by positive audit premium adjustments in 2011 (compared with negative adjustments in 2010).  Overall business retention rates remained strong in the third quarter and first nine months of 2011 and were consistent with the same periods of 2010.  Both components of renewal premium changes - renewal rate changes and insured exposure growth - were positive in the third quarter and first nine months of 2011 and improved over the same periods of 2010.  New business levels declined modestly from the third quarter and first nine months of 2010.

Select Accounts.  Net written premiums of $666 million in the third quarter of 2011 were slightly higher than in the same period of 2010.  In the first nine months of 2011, net written premiums of $2.14 billion increased by 3% over the same period of 2010.  Business retention rates remained strong, declining modestly in the third quarter of 2011 compared with the same period of 2010 and increasing modestly in the first nine months of 2011 compared with the same period of 2010.  Renewal premium changes, comprising both renewal rate changes and insured exposure growth, remained positive in the third quarter and first nine months of 2011.  For the third quarter of 2011, renewal premium changes increased over the same period of 2010 due to an increase in renewal rate changes, partially offset by a slightly lower level of insured exposure growth.  For the first nine months of 2011, renewal premium changes decreased from the first nine months of 2010, as an increase in renewal rate changes was more than offset by lower levels of insured exposure growth.  New business volume in the third quarter and first nine months of 2011 declined from the same periods of 2010.

Commercial Accounts.  Net written premiums of $747 million in the third quarter of 2011 increased by 14% over the same period of 2010.  In the first nine months of 2011, net written premiums of $2.23 billion increased by 15% over the same period of 2010.  The increases in both periods of 2011 were partially due to the benefit of positive audit premium adjustments, compared with negative adjustments in the same periods of 2010.  Business retention rates remained strong, decreasing slightly in the third quarter of 2011 compared with the same period of 2010, and increasing slightly in the first nine months of 2011 compared with in the same period of 2010.  Renewal premium changes were positive in the third quarter and first nine months of 2011 and increased over the same periods of 2010.  New business volume in the third quarter of 2011 declined slightly from the same period of 2010, but in the first nine months of 2011 increased slightly over the same period of 2010.

National Accounts.  Net written premiums of $176 million in the third quarter of 2011 increased by 2% over the same period of 2010.  In the first nine months of 2011, net written premiums of $575 million decreased by 3% from the same period of 2010.  Business retention rates remained high in the third quarter and first nine months of 2011 and increased over the respective periods of 2010, and new business volume increased compared with both periods of 2010.  Renewal premium changes in the third quarter and first nine months of 2011 increased over the same periods of 2010.  The decline in net written premiums in the first nine months of 2011 primarily reflected negative prior year retrospective premium adjustments.

Industry-Focused Underwriting.  Net written premiums of $649 million in the third quarter of 2011 increased by 10% over the same period of 2010, driven by increases in Construction and Public Sector.  In the first nine months of 2011, net written premiums of $1.86 billion increased by 6% over the same period of 2010, also driven by growth in Construction and Public Sector.

Target Risk Underwriting.  Net written premiums of $356 million in the third quarter of 2011 increased by 4% over the same period of 2010, driven by growth in Inland Marine.  In the first nine months of 2011, net written premiums of $1.24 billion increased by 1% over the same period of 2010.

Specialized Distribution.  Net written premiums of $231 million in the third quarter of 2011 increased by 4% over the same period of 2010.  The increase was concentrated in National Programs, driven by increased renewal premium changes.  In the first nine months of 2011, net written premiums of $686 million were slightly higher than in the same period of 2010.

Financial, Professional & International Insurance

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	2010	2011	2010

Revenues
Earned premiums	$799	$820	$2,382	$2,499
Net investment income	101	110	312	331
Fee income	1	—	1	—
Other revenues	6	7	19	20
Total revenues	$907	$937	$2,714	$2,850

Total claims and expenses	$613	$657	$2,043	$2,190

Operating income	$211	$212	$495	$470

Loss and loss adjustment expense ratio	36.8%	42.2%	46.1%	50.8%
Underwriting expense ratio	39.4	37.4	39.2	36.4
GAAP combined ratio	76.2%	79.6%	85.3%	87.2%

Overview

Operating income of $211 million in the third quarter of 2011 was virtually level with operating income in the same 2010 period, primarily reflecting a modest decline in net investment income and a modest increase in the underwriting margin.  The increase in the underwriting margin was due to higher net favorable prior year reserve development and a decline in non-catastrophe weather-related losses, partly offset by a lower level of what the Company defines as large losses in the prior year quarter, lower business volume and higher general and administrative expenses.  Net favorable prior year reserve development in the third quarter of 2011 was $153 million, compared with $97 million in the same 2010 period.  Catastrophe losses in the third quarters of both 2011 and 2010 were not significant.

Operating income of $495 million in the first nine months of 2011 was $25 million, or 5%, higher than operating income in the same 2010 period, primarily reflecting an increase in the underwriting margin, partially offset by a modest decrease in net investment income.  The increase in the underwriting margin was driven by higher net favorable prior year reserve development, a decline in catastrophe losses, a decline in non-catastrophe weather-related losses and a $14 million benefit resulting from the favorable resolution of various prior year tax matters, partially offset by the impact of lower business volume, a higher level of large losses and higher general and administrative expenses.  Catastrophe losses in the first nine months of 2011 were $38 million, compared with $87 million in the same period of 2010.  Net favorable prior year reserve development in the first nine months of 2011 was $288 million, compared with $203 million in the same period of 2010.

Earned Premiums

Earned premiums of $799 million in the third quarter of 2011 decreased by $21 million, or 3%, from the same period of 2010.  In the first nine months of 2011, earned premiums of $2.38 billion decreased by $117 million, or 5%, from the same period of 2010.  The decline in both periods of 2011 primarily reflected the impact of the termination of an exclusive broker relationship in Ireland in the fourth quarter of 2010, lower construction surety premium volume over the preceding twelve months, intentional underwriting actions in the Company’s operations at Lloyd’s intended to improve risk and reward (particularly in the catastrophe-exposed lines of business) and competitive market conditions.  Earned premiums in both periods of 2011 benefited from the favorable impact of foreign currency exchange rates.  In addition, earned premiums in the first nine months of 2010 reflected the impact of a reduction in surety reinsurance costs associated with prior year reinsurance treaties, which resulted in an increase in earned premiums.

Net Investment Income

Net investment income of $101 million in the third quarter of 2011 decreased by $9 million, or 8% from the same period of 2010.  In the first nine months of 2011, net investment income of $312 million decreased by $19 million, or 6%, from the same period of 2010.  Included in the Financial, Professional & International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments.  As a result, reported net investment income in the Financial, Professional & International Insurance segment reflects a significantly smaller proportion of allocated net investment income, including that from the Company’s non-fixed maturity investments.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the change in the Company’s consolidated net investment income in the third quarter and first nine months of 2011 as compared with the same periods of 2010.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2011 were $297 million, a decrease of $53 million, or 15%, from the same period of 2010, due to an increase in net favorable prior year reserve development.  Net favorable prior year reserve development was $153 million and $97 million in the third quarters of 2011 and 2010, respectively.  Both Bond & Financial Products and International contributed to the net favorable prior year reserve development in the third quarter of 2011. The favorable development in Bond & Financial Products primarily reflected better than expected results for accident years 2008 and prior for the contract surety business.  In International, the majority of net favorable prior year reserve development in the third quarter of 2011 occurred in several lines of business in Canada and in the United Kingdom. Several product lines in Ireland and in the Company’s operation at Lloyd’s also experienced net favorable prior year reserve development in the third quarter of 2011.  In the third quarter of 2010, net favorable prior year reserve development in Bond & Financial Products was driven by better than expected development in the surety and management liability lines of business due to lower than expected claim activity and loss severity.  In the International group, the majority of net favorable prior year reserve development in the third quarter of 2010 occurred in several lines of business in Canada.  In addition, several product lines in the United Kingdom and Ireland operations, as well as at the Company’s operation at Lloyd’s, also experienced net favorable prior year reserve development in the third quarter of 2010.  Catastrophe losses in the third quarters of both 2011 and 2010 were not significant.

Claims and claim adjustment expenses in the first nine months of 2011 were $1.11 billion, a decrease of $172 million, or 13%, from the same 2010 period, primarily reflecting an increase in net favorable prior year reserve development, a decline in catastrophe losses, lower non-catastrophe weather-related losses and lower business volume, partially offset by a higher level of large losses.  Net favorable prior year reserve development was $288 million and $203 million in the first nine months of 2011 and 2010, respectively, primarily driven by the same factors described above. The 2010 total also reflected better than expected results for recent accident years for the directors & officers and errors & omissions lines of business. Catastrophe losses in the first nine months of 2011 were $38 million, compared with $87 million in the same period of 2010.  Catastrophe losses in the first nine months of 2011 included losses from an earthquake in Japan.  Catastrophe losses in the first nine months of 2010 primarily resulted from an earthquake in Chile.

Amortization of Deferred Acquisition Expenses

The amortization of deferred acquisition costs was $154 million in the third quarter of 2011, level with the same period of 2010.  In the first nine months of 2011, the amortization of deferred acquisition costs was $453 million, 2% lower than in the same 2010 period.  The decrease in the first nine months of 2011 was less than the decrease in earned premiums, primarily due to the increase to earned premiums in the first nine months of 2010 as a result of a reduction in surety reinsurance costs associated with prior year reinsurance treaties.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2011 were $162 million, $9 million, or 6%, higher than in the same period of 2010.  In the first nine months of 2011, general and administrative expenses of $482 million were $32 million, or 7%, higher than in the same period of 2010.  The increases in both periods of 2011 primarily reflected increases in employee- and technology-related costs in International to enhance operations and support future business growth.

GAAP Combined Ratio

The GAAP combined ratio of 76.2% in the third quarter of 2011 was 3.4 points lower than the GAAP combined ratio of 79.6% in the same period of 2010.  The GAAP combined ratio of 85.3% in the first nine months of 2011 was 1.9 points lower than the GAAP combined ratio of 87.2% in the same period of 2010.

The loss and loss adjustment expense ratio of 36.8% in the third quarter of 2011 was 5.4 points lower than in the same period of 2010.  Net favorable prior year reserve development in the third quarters of 2011 and 2010 provided 19.1 points and 11.8 points of benefits, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the third quarter of 2011 accounted for 0.4 points of the loss and loss adjustment expense ratio, whereas the re-estimation of prior quarter catastrophe losses in the third quarter of 2010 provided 0.3 points of benefit to the loss and loss adjustment expense ratio.  The 2011 third quarter loss and loss adjustment expense ratio excluding prior year reserve development and catastrophe losses was 1.2 points higher than the 2010 ratio on the same basis, primarily reflecting the factors discussed above.

The loss and loss adjustment expense ratio of 46.1% in the first nine months of 2011 was 4.7 points lower than in the same period of 2010.  Net favorable prior year reserve development in the first nine months of 2011 and 2010 provided 12.1 points and 8.1 points of benefits, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first nine months of 2011 and 2010 accounted for 1.6 points and 3.4 points, respectively, of the loss and loss adjustment expense ratio.  The loss and loss adjustment expense ratio in the first nine months of 2011 excluding prior year reserve development and catastrophe losses was 1.1 point higher than the 2010 ratio on the same basis, primarily reflecting the factors discussed above, as well as the increase to earned premiums in the first nine months of 2010 as a result of a reduction in surety reinsurance costs associated with prior year reinsurance treaties.

The underwriting expense ratio of 39.4% for the third quarter of 2011 was 2.0 points higher than the third quarter 2010 underwriting expense ratio of 37.4%.  In the first nine months of 2011, the underwriting expense ratio of 39.2% was 2.8 points higher than the underwriting expense ratio of 36.4% in the same 2010 period.  The increase in both periods of 2011 primarily reflected lower earned premium volumes in International and construction surety and the increase in general and administrative expenses discussed above.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Bond & Financial Products	$552	$556	$1,579	$1,613
International	302	296	995	1,052
Total Financial, Professional & International Insurance	$854	$852	$2,574	$2,665

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Bond & Financial Products	$538	$547	$1,440	$1,468
International	270	261	871	910
Total Financial, Professional & International Insurance	$808	$808	$2,311	$2,378

Gross and net written premiums in the third quarter of 2011 were generally level with the same period of 2010.  In the first nine months of 2011, gross and net written premiums both decreased by 3% from the same period of 2010.

Net written premiums of $538 million in Bond & Financial Products in the third quarter of 2011 were $9 million, or 2%, lower than in the same period of 2010.  In the first nine months of 2011, net written premiums of $1.44 billion were $28 million, or 2%, lower than in the same period of 2010.  Net written premiums in both periods of 2011 reflected lower construction surety premium volume due to the continued slowdown in construction spending and disciplined underwriting.  The decrease in the first nine months of 2011 also reflected the impact of reductions in surety reinsurance costs in the first nine months of 2010 associated with prior year reinsurance treaties.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the third quarter and first nine months of 2011 remained strong and were higher than in the same periods of 2010.  Renewal premium changes in the third quarter of 2011 were slightly positive (compared with slightly negative in the same period of 2010), as growth in insured exposures was partially offset by negative renewal rate changes.  Through the first nine months of 2011, renewal premium changes were slightly negative, as negative renewal rate changes exceeded growth in insured exposures. New business volume in the third quarter and first nine months of 2011 increased over the same periods of 2010.

Net written premiums of $270 million in International in the third quarter of 2011 were $9 million, or 3%, higher than in the same period of 2010, primarily reflecting higher business volume at Lloyd’s and Canada, partly due to positive premium adjustments related to business written in both 2011 and 2010, and the favorable impact of foreign currency exchange rates, partially offset by the impact of the termination of an exclusive broker relationship in Ireland in the fourth quarter of 2010.  In the first nine months of 2011, net written premiums of $871 million were $39 million, or 4%, lower than in the same period of 2010, primarily reflecting intentional underwriting actions taken at the company’s operations at Lloyd’s and the termination of the broker relationship in Ireland.  Excluding the surety line of business, business retention rates in the third quarter and first nine months of 2011 declined from the same periods of 2010, primarily as a result of the termination of the broker relationship in Ireland.  New business volume in International in the third quarter and first nine months of 2011 decreased from same periods of 2010, primarily reflecting the termination of the broker relationship in Ireland and intentional underwriting actions in the Company’s operations at Lloyd’s.  Renewal premium changes in the third quarter of 2011 were positive and increased over the same period of 2010, primarily due to an increase in insured exposures (compared with a decrease in the third quarter of 2010), partially offset by a smaller positive renewal rate change compared with the third quarter of 2010.  Through the first nine months of 2011, renewal premium changes were slightly positive but lower than in the same period of 2010, as a slight increase in renewal rate changes was offset by a greater decline in insured exposures compared with the same period of 2010.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2011	2010	2011	2010

Revenues
Earned premiums	$1,916	$1,866	$5,660	$5,466
Net investment income	102	111	331	340
Other revenues	17	18	53	56
Total revenues	$2,035	$1,995	$6,044	$5,862

Total claims and expenses	$2,225	$1,759	$6,763	$5,558

Operating income (loss)	$(108)	$168	$(409)	$246

Loss and loss adjustment expense ratio	85.3%	63.2%	88.3%	70.5%
Underwriting expense ratio	29.7	29.9	30.1	30.0
GAAP combined ratio	115.0%	93.1%	118.4%	100.5%
Incremental impact of direct to consumer initiative on GAAP combined ratio	2.5%	2.5%	2.6%	2.1%

Overview

The operating loss in the third quarter of 2011 was ($108) million, compared with operating income of $168 million in the same 2010 period, primarily driven by a significant increase in catastrophe losses and, to a lesser extent, reduced underlying underwriting margins related to previously anticipated earned pricing and loss cost trends, as well as the impact of higher non-catastrophe weather-related losses in both the Homeowners and Other and Automobile lines of business.  In addition, net favorable prior year reserve development and net investment income declined from the third quarter of 2010.  These factors were slightly offset by the favorable impact of an increase in business volume compared with the third quarter of 2010.  Catastrophe losses in the third quarter of 2011 were $408 million, primarily resulting from Hurricane Irene and Tropical Storm Lee.  Catastrophe losses in the same period of 2010 were $66 million.  Net favorable prior year reserve development in the third quarter of 2011 was $5 million, compared with $23 million in the same 2010 period.

The operating loss in the first nine months of 2011 was ($409) million, compared with operating income of $246 million in the same 2010 period, driven by the same factors described above.  The operating loss in the first nine months of 2011 also reflected an increase in expenses related to the Company’s direct to consumer initiative and an increase in fire-related losses in the Homeowners and Other line of business, and also included a benefit of $10 million resulting from the favorable resolution of various prior year tax matters.  Catastrophe losses in the first nine months of 2011 were $1.42 billion, compared with $573 million in the same period of 2010.  Net favorable prior year reserve development in the first nine months of 2011 was $105 million, compared with $50 million in the same period of 2010.

Earned Premiums

Earned premiums of $1.92 billion in the third quarter of 2011 increased by $50 million, or 3%, over the same period of 2010.  In the first nine months of 2011, earned premiums of $5.66 billion increased by $194 million, or 4%, over the same period of 2010.  The increases in both periods of 2011 reflected continued strong business retention rates, renewal price increases and growth in new business volume over the preceding twelve months.

Net Investment Income

Net investment income of $102 million in the third quarter of 2011 decreased by $9 million, or 8%, from the same 2010 period.  In the first nine months of 2011, net investment income of $331 million decreased by $9 million, or 3%, from the same period of 2010.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the change in the Company’s consolidated net investment income in the third quarter and first nine months of 2011 compared with the same periods of 2010.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses of $1.64 billion in the third quarter of 2011 were $455 million, or 39%, higher than in the same period of 2010.  The increase primarily reflected the significant increase in catastrophe losses and, to a lesser extent, the impact of anticipated loss cost trends, higher non-catastrophe weather-related losses in both the Homeowners and Other and Automobile lines of business, lower net favorable prior year reserve development and higher business volume.  Catastrophe losses in the third quarter of 2011 were $408 million, compared with $66 million in the same period of 2010.  The 2011 total primarily resulted from Hurricane Irene and Tropical Storm Lee. The 2010 total primarily resulted from severe wind and hail storms throughout the United States.  Net favorable prior year reserve development in the third quarter of 2011 was $5 million, compared with $23 million in the same period of 2010.

Claims and claim adjustment expenses of $5.00 billion in the first nine months of 2011 were $1.14 billion, or 30%, higher than in the same 2010 period, primarily reflecting the significant increase in catastrophe losses and, to a lesser degree, anticipated loss cost trends, higher non-catastrophe weather-related losses in both the Homeowners and Other and Automobile lines of business, higher business volume and fire-related losses in the Homeowners and Other line of business in the second quarter of 2011, partially offset by an increase in net favorable prior year reserve development.  Catastrophe losses in the first nine months of 2011 and 2010 were $1.42 billion and $573 million, respectively.  In addition to the events described above for the third quarter of 2011, the year-to-date catastrophe loss total in 2011 included the impact of multiple tornadoes and hail storms, primarily in the Midwest and Southeast regions of the United States, in the second quarter.

The 2010 year-to-date total was driven by several severe wind and hail storms.  Net favorable prior year reserve development in the first nine months of 2011 and 2010 was $105 million and $50 million, respectively.  The 2011 total was driven by better than expected loss development related to catastrophe losses incurred in the first half of 2010, as well as favorable loss development in the 2006-2010 accident years for the umbrella line of business in the Homeowners and Other product line. The 2010 total was concentrated in the Homeowners and Other product line.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs was $368 million in the third quarter of 2011, 1% higher than in the same period of 2010.  In the first nine months of 2011, the amortization of deferred acquisition costs was $1.09 billion, 1% higher than in the same 2010 period.  The increases in both periods of 2011 were less than the increase in earned premiums, primarily reflecting an increase in the number of agents reverting to a contingent commission compensation program (the costs of which are classified in “general and administrative expenses”) from a fixed-value compensation program (the costs of which are classified in “amortization of deferred acquisition costs”).

General and Administrative Expenses

General and administrative expenses of $222 million in the third quarter of 2011 were $7 million, or 3%, higher than in the same period of 2010.  In the first nine months of 2011, general and administrative expenses of $682 million were $50 million, or 8%, higher than in the same period of 2010.  The increases in both periods of 2011 were primarily driven by advertising and other costs associated with the Company’s direct to consumer initiative, as well as the increase in contingent commission expense due to the increase in the number of agents reverting to a contingent commission compensation program.  The cost of the contingent commission program is not subject to deferred acquisition cost accounting treatment and, therefore, is expensed as incurred.

GAAP Combined Ratio

The GAAP combined ratio of 115.0% in the third quarter of 2011 was 21.9 points higher than the GAAP combined ratio of 93.1% in the same period of 2010.  The GAAP combined ratio of 118.4% in the first nine months of 2011 was 17.9 points higher than the GAAP combined ratio of 100.5% in the same period of 2010.

The loss and loss adjustment expense ratio of 85.3% in the third quarter of 2011 was 22.1 points higher than in the same period of 2010.  Catastrophe losses in the third quarters of 2011 and 2010 accounted for 21.3 points and 3.6 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the third quarters of 2011 and 2010 provided 0.3 points and 1.2 points of benefits, respectively, to the loss and loss adjustment expense ratio.  The 2011 third quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 3.5 points higher than the 2010 ratio on the same basis, primarily reflecting the same factors discussed above.

The loss and loss adjustment expense ratio of 88.3% in the first nine months of 2011 was 17.8 points higher than in the same period of 2010.  Catastrophe losses in the first nine months of 2011 and 2010 accounted for 25.1 points and 10.5 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first nine months of 2011 and 2010 provided 1.9 points and 0.9 points of benefits, respectively, to the loss and loss adjustment expense ratio.  The 2011 loss and loss adjustment expense ratio in the first nine months of 2011 excluding catastrophe losses and prior year reserve development was 4.2 points higher than the 2010 ratio on the same basis, primarily reflecting the same factors discussed above.

The underwriting expense ratio of 29.7% for the third quarter of 2011 was 0.2 points lower than the third quarter 2010 underwriting expense ratio.  In the first nine months of 2011, the underwriting expense ratio of 30.1% was 0.1 points higher than the underwriting expense ratio of 30.0% in the same 2010 period.  The slight changes in the underwriting expense ratios for the third quarter and first nine months of 2011 compared with the respective periods of 2010 reflected growth in earned premiums and increases in advertising and other costs associated with the Company’s direct to consumer initiative, the impacts of which were largely offsetting.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Agency Automobile	$950	$958	$2,825	$2,826
Agency Homeowners and Other	1,179	1,140	3,206	3,078
Total Agency Personal Insurance	$2,129	$2,098	$6,031	$5,904

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Agency Automobile	$946	$952	$2,812	$2,810
Agency Homeowners and Other	1,056	1,024	2,979	2,862
Total Agency Personal Insurance	$2,002	$1,976	$5,791	$5,672

Gross and net agency written premiums in the third quarter of 2011 both increased 1% over the respective totals in the same period of 2010.  In the first nine months of 2011, gross and net agency written premiums both increased 2% over the respective totals in the same period of 2010.

In the Agency Automobile line of business, net written premiums in the third quarter of 2011 were slightly lower than in the same period of 2010.  In the first nine months of 2011, net written premiums were virtually level with the same period of 2010.  Business retention rates remained strong, while new business levels in the third quarter and first nine months of 2011 were lower than in the same periods of 2010.  Renewal premium changes remained positive in the third quarter and first nine months of 2011 and increased over the same periods of 2010.

In the Agency Homeowners and Other line of business, net written premiums in the third quarter of 2011 were 3% higher than in the same period of 2010.  In the first nine months of 2011, net written premiums were 4% higher than in the same period of 2010.  Business retention rates remained strong, while new business levels in the third quarter and first nine months of 2011 were lower than in the same periods of 2010.  Renewal premium changes in the third quarter and first nine months of 2011 remained positive and increased slightly over the same periods of 2010.

For its Agency business, the Personal Insurance segment had approximately 7.7 million and 7.6 million active policies at September 30, 2011 and 2010, respectively.  In both the Agency Automobile and Agency Homeowners and Other lines of business, active policies at September 30, 2011 increased by 1% over the same date in 2010.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010

Operating loss	$(65)	$(65)	$(214)	$(214)

The operating losses for Interest Expense and Other in the third quarter and first nine months of 2011 were level with the same periods of 2010.  After-tax interest expense in the third quarter and first nine months of 2011 was $63 million and $189 million, compared with $62 million and $189 million in the respective periods of 2010.

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

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which are subject to a number of contingencies, in connection with a number of these direct action claims.  These settlement agreements had been approved by the court in connection with proceedings initiated by TPC in the Johns Manville bankruptcy court.  On March 29, 2006, the U.S. District Court for the Southern District of New York substantially affirmed the bankruptcy court’s orders, while vacating that portion of the bankruptcy court’s orders which required all future direct actions against TPC to first be approved by the bankruptcy court before proceeding in state or federal court. Various parties appealed the district court’s ruling to the U.S. Court of Appeals for the Second Circuit.  On February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the district court’s approval of the bankruptcy court’s order that barred the filing of certain direct action claims against TPC in the future. TPC and certain other parties filed Petitions for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s decision. Those petitions were granted and on June 18, 2009, the Supreme Court ruled in favor of the Company, reversing the Second Circuit’s decision. However, since the Second Circuit had not ruled on several additional issues principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues.  On March 22, 2010, the Second Circuit issued an opinion in which it found that the notice of the 1986 Orders provided to the remaining objector was insufficient to bar contribution claims by that objector against TPC. On April 5, 2010, TPC filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit, requesting further review of its March 22, 2010 opinion, which was denied on May 25, 2010.  On August 18, 2010, TPC filed a Petition for Writ of Certiorari in the United States Supreme Court seeking review of the Second Circuit’s March 22, 2010 opinion, and a Petition for a Writ of Mandamus seeking an order from the Supreme Court requiring the Second Circuit to comply with the Supreme Court’s June 18, 2009 ruling in TPC’s favor. The Supreme Court denied the Petitions on November 29, 2010. The plaintiffs in the Statutory and Hawaii actions and the Common Law Claims actions (as defined in note 10 to the unaudited consolidated financial statements) filed Motions to Compel with the bankruptcy court on September 2, 2010 and September 3, 2010, respectively, arguing that all conditions precedent to the settlements have been met and seeking to require TPC to pay the settlement amounts.  On September 30, 2010, TPC filed an Opposition to the plaintiffs’ Motions to Compel on the grounds that the conditions precedent to the settlements, principally the requirement that all contribution claims be barred, have not been met in light of the Second Circuit’s March 22, 2010 opinion.  On December 16, 2010, the bankruptcy court granted the plaintiffs’ motions and ruled that TPC was required to fund the settlements.  On January 20, 2011, the bankruptcy court entered judgment in accordance with its December 16, 2010 ruling and ordered TPC to pay the settlement amounts plus prejudgment interest. On January 21, 2011, TPC filed an appeal with the U.S. District Court for the Southern District of New York from the bankruptcy court’s January 20, 2011 judgment.  On January 24, 2011, certain of the plaintiffs in the Common Law Claims actions appealed that portion of the bankruptcy court’s January 20, 2011 judgment that denied their request for an order of contempt and for sanctions. Oral argument on the appeals has been scheduled for October 26, 2011.  (For a description of these matters, see note 10 of notes to the unaudited consolidated financial statements).

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

In the third quarter of 2011, the Company completed its annual in-depth asbestos claim review and noted the following trends:

•                  continued high level of litigation activity involving individuals alleging serious asbestos-related illness;

•                  an increase in severity for certain policyholders as a result of the continued high level of litigation activity;

•                  stable payment patterns for a significant proportion of policyholders;

•                  a further decrease in the number of large asbestos exposures confronting the Company due to additional settlement activity;

•                  continued moderate level of asbestos-related bankruptcy activity; and

•                  the absence of new theories of liability or new classes of defendants.

While the Company believes that over the past several years there has been a reduction in the volatility associated with the Company’s overall asbestos exposure, there nonetheless remains a high degree of uncertainty with respect to future exposure from asbestos claims.

As in prior years, the annual claim review considered active policyholders and litigation cases for potential product and “non-product” liability.  While the Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, experienced a slight reduction in the number of policyholders with open asbestos claims compared with the prior year period, asbestos-related payments in these categories increased slightly in the first nine months of 2011 compared with the same period in 2010.  Payments on behalf of policyholders in these categories continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target previously peripheral defendants.

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

The completion of these reviews and analyses in the third quarters of 2011 and 2010 resulted in a $175 million and $140 million increase, respectively, in the Company’s net asbestos reserves, primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders and higher projected payments on assumed reinsurance accounts.  The increase in the estimate of projected settlement and defense costs resulted from recent payment trends being moderately higher than previously anticipated due to the impact of the current litigation environment discussed above.  Notwithstanding these trends, the Company’s overall view of the underlying asbestos environment is essentially unchanged from recent periods.  The increase in the third quarter of 2010 also reflected increases in costs of litigating asbestos-related coverage matters and was partially offset by a $70 million benefit from the reduction in the allowance for uncollectible reinsurance resulting from a favorable ruling related to a reinsurance dispute.

Net asbestos paid losses in the first nine months of 2011 were $190 million, compared with $240 million in the same period of 2010.  The decrease in gross and net paid losses in 2011 primarily resulted from completing, during 2010, the final installment payments on a previously reserved settlement.  Net asbestos reserves were $2.53 billion at September 30, 2011, compared with $2.66 billion at September 30, 2010.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2011	2010
Beginning reserves:
Direct	$2,941	$3,097
Ceded	(393)	(339)
Net	2,548	2,758

Incurred losses and loss expenses:
Direct	195	262
Ceded	(20)	(122)
Net	175	140

Losses paid:
Direct	215	301
Ceded	(25)	(61)
Net	190	240

Ending reserves:
Direct	2,921	3,058
Ceded	(388)	(400)
Net	$2,533	$2,658

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

Net environmental paid losses in the first nine months of 2011 and 2010 were $60 million and $51 million, respectively.  At September 30, 2011, approximately 94% of the net environmental reserve (approximately $345 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 6% of the net environmental reserve (approximately $22 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2011	2010
Beginning reserves:
Direct	$354	$389
Ceded	(3)	4
Net	351	393

Incurred losses and loss expenses:
Direct	80	45
Ceded	(4)	(10)
Net	76	35

Losses paid:
Direct	61	51
Ceded	(1)	—
Net	60	51

Ending reserves:
Direct	373	383
Ceded	(6)	(6)
Net	$367	$377

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at September 30, 2011 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the  insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This development will be affected by future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims, as well as changes in applicable legislation.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also see note 10 of notes to the unaudited consolidated financial statements).

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

INVESTMENT PORTFOLIO

The Company’s invested assets at September 30, 2011 were $73.65 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at September 30, 2011 was $64.00 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both September 30, 2011 and December 31, 2010.  Standard & Poor’s recent downgrade of the credit rating of securities issued by the U.S. government had minimal impact on the overall credit quality of the Company’s fixed maturity portfolio at September 30, 2011.  Below investment grade securities represented 3.0% of the total fixed maturity investment portfolio at both September 30, 2011 and December 31, 2010.  The average effective duration of fixed maturities and short-term securities was 3.2 (3.4 excluding short-term securities) and 3.6 (3.9 excluding short-term securities) at September 30, 2011 and December 31, 2010, respectively.  The decline in duration reflected the impact of declining market yields on existing holdings of municipal bonds and mortgage-backed securities (which impact the assumptions related to optional pre-payments and the related estimate of effective duration for callable securities).

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at September 30, 2011 and December 31, 2010 included $39.28 billion and $39.54 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at September 30, 2011 and December 31, 2010 were $7.13 billion and $7.29 billion, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as pre-refunded bonds), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.  Such escrow accounts are verified as to their sufficiency by an external auditor and are almost exclusively comprised of U.S. Treasury securities.  Moody’s Investors Service has assigned negative outlooks to municipal securities in both the state sector and local government sector within the United States.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance.  The downgrade during 2008 and 2009 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of many such securities to the underlying rating of the respective security.  Of the insured municipal securities in the Company’s investment portfolio at September 30, 2011, approximately 99% were rated at A3 or above, and approximately 91% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at September 30, 2011.  The average credit rating of the entire municipal bond portfolio was “Aa1” at September 30, 2011 with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at September 30, 2011 and December 31, 2010 included $3.62 billion and $4.16 billion, respectively, of residential mortgage-backed securities including pass-through-securities and collateralized mortgage obligations (CMO), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that control this risk within expected interest rate ranges.  Included in the totals at September 30, 2011 and December 31, 2010 were $1.84 billion and $2.09 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.78 billion and $2.07 billion at September 30, 2011 and December 31, 2010, respectively.  Approximately 39% and 38% of the Company’s CMO holdings were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at September 30, 2011 and December 31, 2010, respectively.  The average credit rating of all of the above securities was “Aa2” and “Aa1” at September 30, 2011 and December 31, 2010, respectively.

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

Commercial Mortgage-Backed Securities and Project Loans

At September 30, 2011 and December 31, 2010, the Company held commercial mortgage-backed securities (including FHA project loans) of $452 million and $549 million, respectively.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

Alternative Documentation Mortgages and Sub-Prime Mortgages

At September 30, 2011 and December 31, 2010, the Company’s fixed maturity investment portfolio included collateralized mortgage obligations backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $340 million and $297 million, respectively (comprising approximately 0.5% of the Company’s total fixed maturity investments at September 30, 2011 and December 31, 2010).  The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional such securities at discounted prices.  The Company purchased $98 million and $31 million of such securities in the nine months ended September 30, 2011 and year ended December 31, 2010, respectively.  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities’ requirements for credit score but do not meet the government-sponsored entities’ guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Baa1” and “Baa2” at September 30, 2011 and December 31, 2010, respectively.

Other Investments

At September 30, 2011 and December 31, 2010, the carrying value of the Company’s other investments was $3.43 billion and $2.93 billion, respectively.  The Company’s other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, real estate and insurance joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company’s fixed maturity investments.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.

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

During the first quarter of 2011, a new version of a third-party proprietary computer model utilized by the Company, as well as others in the insurance industry, to estimate potential aggregate hurricane losses was released.  The Company is currently assessing the impact that the changes included in the new version of this hurricane model may have on the Company’s estimates of the likelihood of exceedance disclosed below.  The Company expects these estimates will increase, and such increases could be significant.

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

The index-based losses attachment point and maximum limit are reset annually to maintain modeled probabilities of attachment and expected loss on the respective catastrophe bonds equal to the initial modeled probabilities of attachment and expected loss.  The two reinsurance agreements provide protection for covered events occurring before or on December 18, 2012 and December 18, 2013, respectively.  In accordance with the Longpoint Re II program, the index-based losses attachment point was reset on May 1, 2011.  For the period May 1, 2011 through April 30, 2012, the Company will be entitled to begin recovering amounts under the two reinsurance agreements if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $2.208 billion.  The full $250 million coverage amount of each agreement is available on a proportional basis until index-based losses reach a maximum $2.793 billion limit.  The Company has not incurred any losses that have resulted in a recovery under the Longpoint Re II agreements since their inception.  For the period May 1, 2012 through April 30, 2013, the index-based losses attachment point and maximum limit will be based on the new version of the third-party proprietary computer model used to estimate potential aggregate hurricane losses, discussed in the “Catastrophe Modeling” section above.  Because the Company has not yet determined the state weightings for the May 1, 2012 reset, it is not possible to determine the impact that the changes in the new version of this hurricane model may have on the index-based losses attachment point and maximum limit on the reinsurance agreements in the Longpoint Re II program.  However, both the attachment point and the maximum limit are expected to increase significantly.  The Company regularly reviews its catastrophe reinsurance coverage, and may seek additional catastrophe reinsurance coverage, either through general catastrophe reinsurance or through catastrophe bonds, to provide protection against the higher potential exposure to catastrophe losses resulting from the expected increase in the attachment point.

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

The following table summarizes the composition of the Company’s reinsurance recoverable assets:

(in millions)	September 30, 2011	December 31, 2010
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$6,513	$6,934
Allowance for uncollectible reinsurance	(351)	(363)
Net reinsurance recoverables	6,162	6,571
Structured settlements (1)	3,317	3,380
Mandatory pools and associations (2)	2,264	2,043
Total reinsurance recoverables	$11,743	$11,994

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

The $409 million decline in net reinsurance recoverables since December 31, 2010 primarily reflected cash collections and the impact of net favorable prior year reserve development.

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

Given the possibility that more active weather patterns, such as the Company experienced in 2011 and 2010, may continue, as well as the possibility that interest rates may remain low for some period of time, the Company has increased its efforts to actively seek improved pricing as well as improved terms and conditions on many of the insurance products that it sells.  These actions to improve underwriting margins and profitability could result in lower retention and new business levels and therefore lower business volumes. Nonetheless, the Company currently expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain relatively strong.  The Company also expects to continue to achieve renewal price increases during the remainder of 2011 and into 2012.  In the Business Insurance segment, the Company expects a continued increase in renewal premium changes, including increases in both of its components of rate changes and, subject to the economic uncertainties described below, insured exposures, during the remainder of 2011 and into 2012, compared with the first nine months of 2011.  In the Financial, Professional & International Insurance segment, the Company expects that renewal premium changes, including both components of rate changes and insured exposures, will not meaningfully change during the remainder of 2011 and into 2012 compared with the first nine months of 2011.  In the Personal Insurance segment, the Company expects both Agency Automobile and Agency Homeowners and Other renewal premium changes during the remainder of 2011 and into 2012 will remain positive and generally consistent with the first nine months of 2011.

The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business.  While property and casualty insurance market conditions are expected to remain competitive during the remainder of 2011 and into 2012 for new business, the Company believes it is well-positioned to capitalize on new business opportunities as agents, brokers and customers seek to place business with high-quality carriers.  In addition, the Company launched a new distribution channel in 2009 that markets personal insurance products directly to consumers, which is expected to generate modest growth in premium volume for Personal Insurance during the remainder of 2011 and into 2012.

Current economic conditions have been somewhat volatile and there is increased uncertainty as to whether the U.S. or the global economy will grow modestly, remain stagnant or enter a recession.  Economic growth experienced earlier in 2011 may or may not continue, or may continue at a slower rate for an extended period of time.  In addition, some economic conditions, such as the commercial and residential real estate environment and employment rates, may continue to be weak.  If weak economic conditions persist or deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates.  Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could adversely impact net written premiums during the remainder of 2011 and into 2012.  Since earned premiums lag net written premiums, earned premiums could be adversely impacted during the remainder of 2011 and into 2012.

Underwriting Gain/Loss.  The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

Catastrophe and other weather-related losses are inherently unpredictable from period to period. The Company experienced significant catastrophe and other weather-related losses in the first nine months of 2011 which adversely impacted its results of operations. The Company’s results of operations would continue to be adversely impacted if significant catastrophe and other weather-related losses were to continue during the remainder of 2011 and into 2012.

As described above under “Catastrophe Modeling,” the Company is currently assessing the impact of a third-party proprietary computer model that it uses to assist in its process of estimating future hurricane losses.  Currently, the Company is not expecting to increase target capital levels, significantly reduce its exposures or purchase additional reinsurance due to the updated model.  However, the Company’s analysis is still preliminary and may change significantly.

In recent years, the Company has experienced significant amounts of net favorable prior year reserve development, although at lower levels in recent quarters, driven by better than expected loss experience in all of the Company’s segments.  The lower levels of prior year reserve development in recent quarters may be in part due to the estimation process incorporating those factors that led to the higher levels of prior year reserve development in previous years.  If that trend continues, the better than expected loss experience may continue at these recent lower levels, or even lower levels.  However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods.  In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods.

In Business Insurance, the anticipated impact of the improving trend in renewal premium changes coupled with an expected modest increase in underlying losses and weather patterns consistent with the Company’s expectations will likely result in underlying underwriting margins during the remainder of 2011 and into 2012 that are slightly improved over the first nine months of 2011.  In Financial, Professional & International Insurance, the anticipated impact of lower underlying losses, offset by higher employee- and technology-related costs to enhance operations and support future business growth in International, will likely result in underlying underwriting margins during the remainder of 2011 and into 2012 that are generally consistent with the first nine months of 2011.  In Personal Insurance, the Company anticipates increased underlying underwriting margins during the remainder of 2011 and into 2012 as compared with the first nine months of 2011, reflecting the anticipated impact of continued positive renewal premium changes, a modest increase in underlying losses and weather patterns consistent with the Company’s expectations.  Also in Personal Insurance, the Company’s direct to consumer initiative, as discussed above, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.

Net investment income is a material contributor to the Company’s results of operations.  Long-term interest rates declined in the third quarter of 2011 and are at historic lows.  As a result, the Company expects investment returns for its fixed maturity investment portfolio to be slightly lower during the remainder of 2011 and into 2012 than in recent periods due to lower reinvestment yields available for maturing long-term fixed maturity investments. Short-term interest rates are expected to remain at or near historically low levels during the remainder of 2011 and into 2012.  The Company expects full year investment income from its non-fixed maturity portfolio in 2011 to be generally consistent with full year 2010 results.  Given recent unfavorable general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio in 2012 to be lower than in 2011.  If general economic conditions and/or investment market conditions deteriorate in the remainder of 2011 and into 2012, the Company could also experience further reduction in net investment income and/or significant realized investment losses, including impairments.  For further discussion of the Company’s investment portfolio, see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in this report.

Economic uncertainty has been exacerbated by the increased potential for default by one or more European sovereign issuers, including Greece, and the negative impact of such defaults on global financial institutions and capital markets generally. Actions or inactions of European governments may impact the actual or perceived risk of sovereign default. In the United States, Standard & Poor’s recently downgraded the United States’ long-term debt credit rating from AAA.  Future actions or inactions of the United States government, including a shutdown of the federal government, could increase the actual or perceived risk that the United States may not ultimately pay its obligations when due and may disrupt financial markets.  Disruption to financial markets could have a material adverse effect on the value and liquidity of financial assets, including assets in our investment portfolio, and could negatively impact economic conditions, including employment rates. For a discussion of the risks to our business during or following a financial market disruption and risks to our investment portfolio, see the risk factors entitled “During or following period of financial market disruption or economic downturn, our business could be materially and adversely affected” and “Our investment portfolio may suffer reduced returns or material realized or unrealized losses” included in “Risk Factors” in Part I, Item 1A of the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Capital Position.  The Company believes it has a strong capital position and expects to continue its common share repurchase program in the remainder of 2011 as part of its continuing efforts to create shareholder value.  The Company is targeting fourth quarter 2011 common share repurchases to be approximately $1.0 billion.  The actual amount of share repurchases will depend on a variety of factors, including the Company’s earnings, corporate and regulatory requirements, share price, catastrophe losses, funding of the Company’s qualified pension plan, strategic initiatives and other market conditions.  The Company does not expect that it will continue to repurchase shares in excess of its operating income in 2012.

The Company had a net after-tax unrealized investment gain of $2.59 billion in its fixed maturity investment portfolio at September 30, 2011.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

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

At September 30, 2011, total cash and short-term invested assets aggregating $2.40 billion and having a weighted average maturity of 54 days were held in the United States by the holding company.  These assets are sufficient to meet the holding company’s current liquidity requirements and are more than two times the Company’s target level.  These liquidity requirements primarily include shareholder dividends, debt service and contributions to its qualified pension plan from time to time.

The holding company is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been provided on a majority of the undistributed earnings of the Company’s foreign operations, as such earnings are intended to be permanently reinvested in those operations. Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at September 30, 2011.

The Company has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time.  The Company also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in 2013.  This line of credit also supports the Company’s $800 million commercial paper program, of which $100 million was outstanding at September 30, 2011.  The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company currently utilizes uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $538 million to provide much of the capital needed to support its obligations at Lloyd’s.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first nine months of 2011 and 2010 were $1.82 billion and $2.39 billion, respectively.  Cash flows in the first nine months of 2011 reflected an increase in losses paid related to catastrophes and ongoing business (including the impact of increased loss costs) and lower receipts related to net investment income.  These factors were partially offset by a higher level of collected premiums, a lower level of paid operating expenses and a lower level of paid losses related to asbestos claims, as well as operations in runoff.  Operating cash flows in the first nine months of both 2011 and 2010 reflected contributions of $35 million to the Company’s qualified domestic pension plan.

Investing Activities

Net cash flows provided by investing activities in the first nine months of 2011 and 2010 were $237 million and $1.65 billion, respectively.  The book value of the Company’s consolidated total investments (excluding net unrealized appreciation) at September 30, 2011 decreased by $243 million from year-end 2010, driven by the net sales and maturities of fixed maturity investments.  The decrease in total investments primarily reflected the impact of the Company’s common share repurchases of $1.71 billion under its share repurchase authorization in the first nine months of 2011, partially offset by operating cash flows of $1.82 billion.  Net pretax unrealized appreciation of investments of $4.00 billion at September 30, 2011 was $1.17 billion higher than at year-end 2010.

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

Financing Activities

Net cash flows used in financing activities in the first nine months of 2011 and 2010 were $2.02 billion and $4.00 billion, respectively.  The totals in both periods primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.

Dividends.  Dividends paid to shareholders were $500 million and $512 million in the first nine months of 2011 and 2010, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors.  Dividends would be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On October 19, 2011, the Company announced that it declared a regular quarterly dividend of $0.41 per share.  The dividend is payable December 30, 2011 to shareholders of record on December 9, 2011.

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  In January 2011, the board of directors approved a share repurchase authorization that added an additional $5 billion of repurchase capacity to the $1.51 billion of capacity remaining at December 31, 2010.  During the three months and nine months ended September 30, 2011, the Company repurchased 7.3 million and 30.1 million shares, respectively, under its share repurchase authorization, for a total cost of approximately $375 million and $1.71 billion, respectively.  The average cost per share repurchased was $51.77 and $56.94, respectively.  At September 30, 2011, the Company had $4.80 billion of capacity remaining under the share repurchase authorization.

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

Capital Structure.  The following table summarizes the components of the Company’s capital structure at September 30, 2011 and December 31, 2010.

(in millions)	September 30, 2011	December 31, 2010
Debt:
Short-term	$350	$109
Long-term	6,269	6,519
Net unamortized fair value adjustments and debt issuance costs	(15)	(17)
Total debt	6,604	6,611

Preferred shareholders’ equity	—	68
Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	23,140	24,152
Accumulated other changes in equity from nonowner sources	2,032	1,255
Total shareholders’ equity	25,172	25,475
Total capitalization	$31,776	$32,086

The $310 million decrease in total capitalization from December 31, 2010 primarily reflected the impact of common share repurchases under the Company’s share repurchase authorization totaling $1.71 billion and shareholder dividends of $503 million in the first nine months of 2011, partially offset by net income of $808 million.

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	September 30, 2011	December 31, 2010

Total capitalization excluding net unrealized gain on investments	$29,154	$30,228
Net unrealized gain on investments, net of taxes	2,622	1,858
Total capitalization	$31,776	$32,086

Debt-to-total capital ratio	20.8%	20.6%
Debt-to-total capital ratio excluding net unrealized gain on investments	22.7%	21.9%

The debt-to-total capital ratio excluding net unrealized gains on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s debt-to-total capital ratio of 22.7% at September 30, 2011 calculated on this basis was within the Company’s target range.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s Corp. (S&P).  For additional discussion of ratings and the potential impacts of a downgrade in such ratings, see the “Ratings” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The following rating agency actions were taken since July 21, 2011, the date on which the Company’s Form 10-Q for the quarter ended June 30, 2011 was filed with the Securities and Exchange Commission:

•                   On July 28, 2011, S&P upgraded the Company’s debt ratings for The Travelers Companies, Inc. from “A-” to “A” and upgraded the claims-paying ratings for the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers C&S Co. of Europe Ltd. and Travelers Insurance Company Limited from “AA-” to “AA.”  The outlook for all ratings is stable.

•                   On September 8, 2011, Fitch affirmed all ratings of the Company.  The outlook for all ratings is stable.

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

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $3.29 billion at September 30, 2011) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2011			December 31, 2010
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,576	$10,039	$15,615	$5,809	$10,449	$16,258
Property	1,053	721	1,774	945	627	1,572
Commercial multi-peril	2,235	1,788	4,023	1,897	1,766	3,663
Commercial automobile (1)	2,411	1,077	3,488	2,302	1,060	3,362
Workers’ compensation	9,577	7,351	16,928	9,447	7,082	16,529
Fidelity and surety	492	1,084	1,576	542	1,124	1,666
Personal automobile (1)	2,228	655	2,883	1,863	935	2,798
Homeowners and personal—other	822	964	1,786	653	769	1,422
International and other	2,409	1,766	4,175	2,353	1,914	4,267
Property-casualty	26,803	25,445	52,248	25,811	25,726	51,537
Accident and health	59	8	67	61	8	69
Claims and claim adjustment expense reserves	$26,862	$25,453	$52,315	$25,872	$25,734	$51,606

(1) Includes impact from certain reclassifications made to 2010 amounts to conform to 2011 presentation.

The $709 million increase in gross claims and claim adjustment expense reserves since December 31, 2010 primarily reflected the impact of significant catastrophe losses incurred in the first nine months of 2011, partially offset by net favorable prior year reserve development and by payments related to operations in runoff, including asbestos and environmental claims.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

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

•                  loss of or significant restriction on the use of credit scoring in the pricing and underwriting of Personal Insurance products could reduce the Company’s future profitability; and

•                  the Company’s repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, share price, catastrophe losses, funding of the Company’s qualified pension plan, other investment opportunities (including mergers and acquisitions), market conditions and other factors.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2011	July 31, 2011	854,524	$58.70	851,779	$5,122,308,968
August 1, 2011	August 31, 2011	4,898,530	51.08	4,896,263	4,872,214,461
Sept. 1, 2011	Sept. 30, 2011	1,497,687	50.11	1,496,777	4,797,216,330
Total		7,250,741	$51.78	7,244,819	$4,797,216,330

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

The Company repurchased 5,922 shares during the three months ended September 30, 2011 that were not part of the publicly announced share repurchase authorization.  These shares were repurchased to cover payroll withholding taxes in connection with the vesting of restricted stock awards and exercises of stock options, and shares used by employees to cover the exercise price of certain stock options that were exercised.

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

As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer, and Alan D. Schnitzer, Vice Chairman and Chief Legal Officer and Executive Vice President — Financial, Professional and International Insurance, were the only “named executive officers” (i.e., an executive officer named in the compensation disclosures in the Company’s proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect.  The trading plans extend from approximately four to thirteen months from the date of this report.  Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary and Mr. Schnitzer has a target ownership level established as the lesser of 30,000 shares or the equivalent of 300% of base salary (as such amounts are calculated for purposes of the stock ownership guidelines).  See “Executive Compensation—Compensation Discussion and Analysis—Stock Ownership Guidelines” in the Company’s proxy statement filed with the SEC on April 12, 2011.

Item 6.    EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 19, 2011	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman
Senior Vice President
(Authorized Signatory)

Date: October 19, 2011	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the Company), effective as of August 4, 2011, were filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on August 8, 2011, and are incorporated herein by reference.

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

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheet at September 30, 2011 and December 31, 2010; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2011 and 2010; (iv) Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

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