Form 10-K
period 2011-12-31
TRAVELERS COMPANIES, INC.
filed 2012-02-16
CIK 86312

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $24,420,968,874.

As of February 10, 2012, 393,072,145 shares of the registrant's common stock (without par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2011

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS

        The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and method of distribution. Distribution methods include the use of independent agents, exclusive agents, direct marketing (including use of toll-free numbers and the internet) and/or salaried employees. According to A.M. Best, there are approximately 1,036 property and casualty groups in the United States, comprising approximately 2,462 property and casualty companies. Of those groups, the top 150 accounted for approximately 92% of the consolidated industry's total net written premiums in 2010. The Company competes with both foreign and domestic insurers. In addition, several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company's competitive position in the marketplace is based on many factors, including the following:

  •
  premiums charged;

  •
  contract terms and conditions;

  •
  products and services offered;

  •
  claim service;

  •
  agent, broker and client relationships;

  •
  local presence;

  •
  geographic scope of business;

  •
  overall financial strength;

  •
  ratings assigned by independent rating agencies;

  •
  experience and qualifications of employees; and

  •
  technology and information systems.

        In addition, the marketplace is affected by available capacity of the insurance industry, as measured by policyholders' surplus, and the availability of reinsurance. Industry capacity as measured by policyholders' surplus expands and contracts primarily in conjunction with profit levels generated by the industry, less amounts returned to shareholders through dividends and share repurchases. Capital raised by debt and equity offerings may also increase policyholders' surplus.

Pricing and Underwriting

        Pricing of the Company's property and casualty insurance products is generally developed based upon an estimation of expected losses, the expenses associated with producing, issuing and servicing business and managing claims, the time value of money related to the expected loss and expense cash flows, and a reasonable allowance for profit that considers the capital needed to support the Company's business. The Company has a disciplined approach to underwriting and risk management that over the long-term emphasizes profitable growth rather than premium volume or market share. The Company's insurance subsidiaries are subject to state laws and regulations regarding rate and policy form approvals. The applicable state laws and regulations establish standards in certain lines of business to ensure that rates are not excessive, inadequate, unfairly discriminatory, or used to engage in unfair price competition. The Company's ability to increase rates and the relative timing of the process are dependent upon each respective state's requirements, as well as the competitive market environment.

Geographic Distribution

        The following table shows the geographic distribution of the Company's consolidated direct written premiums for the year ended December 31, 2011:

State	% of Total
California	10.1%
New York	9.7
Texas	7.2
Pennsylvania	5.1
Florida	4.6
Illinois	4.0
New Jersey	3.8
Massachusetts	3.5
Georgia	3.1
All other domestic(1)	44.3

Total domestic	95.4
International	4.6

Consolidated total	100.0%

(1)
No other single state accounted for 3.0% or more of the total direct written premiums written in 2011 by the Company's domestic operations.

Catastrophe Exposure

        The wide geographic distribution of the Company's property and casualty insurance operations exposes it to claims arising out of catastrophes. The Company uses various analyses and methods, including sophisticated computer modeling processes, to continually monitor and analyze underwriting risks of business in natural catastrophe-prone areas and target risk areas for conventional terrorist attacks (defined as attacks other than nuclear, biological, chemical or radiological events). The Company relies, in part, upon this analysis to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. For example, the Company has limited the writing of new property and homeowners business in some markets and has selectively taken underwriting actions on existing business. These underwriting actions include tightened underwriting standards, selective price increases and deductibles specific to hurricane-, tornado-, wind- and hail-prone areas. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe

Modeling" and "—Changing Climate Conditions." The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes. See "—Reinsurance."

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

  •
  Commercial Accounts provides mid-sized businesses with property and casualty products, including commercial multi-peril, property, general liability, commercial auto and workers' compensation insurance.

  •
  National Accounts provides large companies with casualty products and services, including workers' compensation, general liability and automobile liability, as well as property coverages, generally utilizing loss-sensitive products, on both a bundled and unbundled basis. National Accounts also includes the Company's commercial residual market business, which primarily offers workers' compensation products and services to the involuntary market.

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

  •
  Technology serves small to large companies involved in telecommunications, information technology, medical technology and electronics manufacturing, offering a comprehensive portfolio of products and services. Products offered include property, commercial auto, general liability, workers' compensation, umbrella, internet liability, technology errors and omissions coverages and global companion products.

  •
  Public Sector Services provides insurance products and services to public entities including municipalities, counties, Indian Nation gaming organizations and selected special government districts such as water and sewer utilities. The policies written by this unit typically cover property, commercial auto, general liability and professional liability exposures.

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

  •
  Global Underwriting provides insurance to foreign organizations with property and liability exposures located in the United States (reverse-flow) as part of a global program.

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

(for the year ended December 31, in millions)	2011	2010	2009	% of Total 2011
By market:
Select Accounts	$2,784	$2,718	$2,756	24.5%
Commercial Accounts	2,890	2,576	2,493	25.5
National Accounts	782	806	902	6.9
Industry-Focused Underwriting	2,407	2,299	2,279	21.2
Target Risk Underwriting	1,587	1,573	1,568	14.0
Specialized Distribution	880	872	889	7.8

Total Business Insurance Core	11,330	10,844	10,887	99.9
Business Insurance Other	10	13	15	0.1

Total Business Insurance by market	$11,340	$10,857	$10,902	100.0%

By product line:
Workers' compensation	$2,959	$2,586	$2,486	26.1%
Commercial automobile	1,955	1,910	1,927	17.2
Property	1,595	1,641	1,727	14.1
General liability	1,705	1,726	1,829	15.0
Commercial multi-peril	3,096	2,995	2,933	27.3
Other	30	(1)	—	0.3

Total Business Insurance by product line	$11,340	$10,857	$10,902	100.0%

Principal Markets and Methods of Distribution

        Business Insurance distributes its products through approximately 10,500 independent agencies and brokers located throughout the United States that are serviced by 120 field offices and three customer service centers. Business Insurance continues to make significant investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with independent agencies and brokers. Business Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Business Insurance considers, among other attributes, each agency's or broker's financial strength, staff experience and strategic fit with the Company's operating and marketing plans. Once an agency or broker is appointed, Business Insurance carefully monitors its performance. The majority of products offered by the Select Accounts, Commercial Accounts, Industry-Focused Underwriting and Target-Risk Underwriting groups are distributed through a common base of independent agents and brokers, many of whom also sell the Company's Personal Insurance products. Additionally, the Industry-Focused Underwriting and Target Risk Underwriting groups may underwrite business with agents that specialize in servicing the needs of certain of the industries served by these groups.

        Select Accounts is a leading provider of property and casualty insurance products to small businesses, generally with fewer than 50 employees. Products offered by Select Accounts are guaranteed-cost policies, including packaged products covering property and liability exposures. Each small business risk is independently evaluated via an automated underwriting platform which in turn enables agents to quote, bind and issue a substantial amount of small business risks at their desktop. Risks with more complex characteristics are underwritten with the assistance of Company personnel. The automated underwriting platform has significantly streamlined the agent desktop underwriting process and, as a result, has allowed the Company to expand the number of distributors affiliated with Select Accounts.

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

        National Accounts sells a variety of casualty products and services to large companies through a network of national and regional brokers, primarily utilizing loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a retrospectively rated or a guaranteed cost insurance policy. National Accounts also provides property and casualty products and services through retail brokers on an unbundled basis, using third-party administrators for insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance. National Accounts provides insurance-related services, such as risk management services, claims administration, loss control and risk management information services, either in addition to, or in lieu of, pure risk coverage, and generated $195 million of fee income in 2011, excluding commercial residual market business. The commercial residual market business of National Accounts sells claims and policy management services to workers' compensation pools throughout the United States, and generated $61 million in fee income in 2011.

        Workers' compensation accounted for approximately 73% of sales to National Accounts customers during 2011, based on direct written premiums and fees.

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

Pricing and Underwriting

        Business Insurance has developed an underwriting and pricing methodology that incorporates underwriting, claims, engineering, actuarial and product development disciplines for particular industries, and enables Business Insurance to facilitate its risk selection process and develop pricing parameters. This approach is designed to maintain high-quality underwriting and pricing discipline utilizing proprietary data gathered and analyzed with respect to business over many years. The underwriters and engineers use this information, which provides specialized knowledge about specific industry segments, to assess and evaluate risks prior to quotation.

        For smaller businesses meeting pre-determined exposure characteristics and thresholds, Select Accounts utilizes an automated underwriting system that enables agents to issue a significant number of policies at their desktop.

        A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and is subject to credit risk until such reimbursement is made. At December 31, 2011, contractholder payables on unpaid losses within the deductible layer of large deductible policies and the associated receivables were each approximately $5.15 billion. Retrospectively rated policies are primarily used for workers' compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premium receivables from holders of retrospectively rated policies totaled approximately $190 million at December 31, 2011. Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral or trusts, is generally requested for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Business Insurance continually monitors the credit exposure on individual accounts and the adequacy of collateral.

Product Lines

        The Business Insurance segment writes the following types of coverages:

  •
  Workers' Compensation.  Provides coverage for employers for specified benefits payable under state or federal law for workplace injuries to employees. There are typically four types of benefits payable under workers' compensation policies: medical benefits, disability benefits, death benefits and vocational rehabilitation benefits. The Company emphasizes managed care cost containment strategies, which involve employers, employees and care providers in a cooperative effort that focuses on the injured employee's early return to work and cost-effective quality care. The Company offers the following types of workers' compensation products:

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

  •
  Commercial Automobile.  Provides coverage for businesses against losses incurred from personal bodily injury, bodily injury to third parties, property damage to an insured's vehicle and property damage to other vehicles and other property resulting from the ownership, maintenance or use of automobiles and trucks in a business.

  •
  Property.  Provides coverage for loss of or damage to buildings, inventory and equipment from a variety of events, including, among others, hurricanes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, volcanic eruptions, theft, vandalism, fires, explosions, terrorism and financial loss due to business interruption resulting from covered property damage. For additional information on terrorism coverages, see "Reinsurance—Catastrophe Reinsurance—Terrorism Risk Insurance Acts." Property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, and ocean and inland marine insurance, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

  •
  General Liability.  Insures businesses against third-party claims arising from accidents occurring on their premises or arising out of their operations, including as a result of injuries sustained from products sold. Specialized liability policies may also include coverage for directors' and officers' liability arising in their official capacities, employment practices liability insurance, fiduciary liability for trustees and sponsors of pension, health and welfare, and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as umbrella and excess insurance.

  •
  Commercial Multi-Peril.  Provides a combination of the property and liability coverages described in the foregoing product line descriptions.

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Business Insurance segment as of January 1, 2012. For third-party liability, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $18.8 million per insured, per occurrence after the Company retains an aggregate layer of expected losses. The net retained amount per risk for property exposures is generally limited to $18.0 million, after reinsurance. The Company generally retains its workers' compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per-risk retentions if the aggregate limits or caps are reached. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Business Insurance's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2011:

State	% of Total
California	13.4%
New York	7.7
Texas	7.4
Illinois	4.9
Florida	4.3
Pennsylvania	4.2
New Jersey	3.6
Massachusetts	3.5
All others(1)	51.0

Total	100.0%

(1)
No other single state accounted for 3.0% or more of the total direct written premiums written in 2011 by the Business Insurance segment.

Competition

        The insurance industry is represented in the commercial marketplace by many insurance companies of varying size as well as other entities offering risk alternatives, such as self-insured retentions or captive programs. Market competition works within the insurance regulatory framework to set the price charged for insurance products and the levels of coverage and service provided. A company's success in the competitive commercial insurance landscape is largely measured by its ability to provide insurance and services, including claims handling and risk control services, at a price and on terms that are reasonable and acceptable to the customer, as well as its ability to retain existing customers and to attract new customers.

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

        In the National Accounts market, competition is based on price, product offerings, claim and loss prevention services, managed care cost containment, risk management information systems and collateral requirements. National Accounts competes with national property and casualty insurance companies, as well as with other underwriters of property and casualty insurance in the alternative risk transfer market, such as risk retention groups, self-insurance plans, captives managed by others, and a variety of other risk-financing vehicles and mechanisms. The residual market group competes for state contracts to provide claims and policy management services. National Accounts services approximately 32% of the total workers' compensation assigned risk market, making the Company one of the largest servicing carriers in the industry.

        There are several other business groups in Business Insurance that compete in focused target markets. Each of these markets is different and requires unique combinations of industry knowledge, customized coverage, specialized risk control and loss handling services, along with partnerships with agents and brokers that also focus on these markets. Some of these business groups compete with national carriers with similarly dedicated underwriting and marketing groups, whereas others compete with smaller regional companies. Each of these business groups has regional structures that allow them to deliver personalized service and local knowledge to their customer base. Specialized agents and brokers, including managing general agents and wholesale agents, supplement this strategy. In all of these business groups, the competitive strategy typically is market leadership attained through focused industry knowledge applied to insurance and risk needs.

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

        On June 17, 2011, the Company acquired 43% of the common stock of J. Malucelli Participações em Seguros e Resseguros S.A ("JMalucelli"). JMalucelli is currently the market leader in surety in Brazil based on market share. The Company's investment in JMalucelli is accounted for using the equity method and is included in "other investments" on the consolidated balance sheet. The Company has an option to increase its interest up to 49.9% of the common stock of J. Malucelli within 18 months of the closing date.

Selected Market and Product Information

        The following table sets forth Financial, Professional & International Insurance net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see "—Principal Markets and Methods of Distribution" and "—Product Lines," respectively.

(for the year ended December 31, in millions)	2011	2010	2009	% of Total 2011
By market:
Bond & Financial Products	$1,953	$1,981	$2,040	63.0%
International	1,149	1,230	1,245	37.0

Total Financial, Professional & International Insurance by market	$3,102	$3,211	$3,285	100.0%

By product line:
Fidelity and surety	$957	$993	$996	30.9%
General liability	836	834	886	27.0
International	1,149	1,230	1,245	37.0
Other	160	154	158	5.1

Total Financial, Professional & International Insurance by product line	$3,102	$3,211	$3,285	100.0%

Principal Markets and Methods of Distribution

        Within the Financial, Professional & International Insurance segment, Bond & Financial Products distributes the vast majority of its products in the United States through approximately 6,200 of the same independent agencies and brokers that distribute the Business Insurance segment's products. These independent agencies and brokers are located throughout the United States. Bond & Financial Products, in conjunction with the Business Insurance segment, continues to make investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with its independent agencies and brokers. Bond & Financial Products builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Bond & Financial Products considers, among other attributes, each agency's or broker's profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is closely monitored. In addition, Bond & Financial Products sells its surety products through independent brokers in the United Kingdom.

        The International market distributes its products principally through brokers in the domestic markets of each of the countries in which it operates. It also writes business at Lloyd's, where its products are distributed through Lloyd's wholesale and retail brokers. By virtue of Lloyd's worldwide licenses, Financial, Professional & International Insurance has access to international markets across the world. In late 2008, the Company commenced an exclusive relationship with a broker in the Republic of Ireland that significantly increased the 2009 volume of personal automobile coverage written and also resulted in the Company writing personal household coverages. The Company ceased writing business through this relationship in the fourth quarter of 2010 and ceased writing all remaining personal insurance business in the Republic of Ireland in the fourth quarter of 2011.

Pricing and Underwriting

        Financial, Professional & International Insurance has developed underwriting and pricing methodologies that incorporate dedicated underwriting, claims, engineering, actuarial and product development disciplines. This approach is designed to maintain high quality underwriting and pricing discipline, based on an in-depth knowledge of the specific account, industry or country. Underwriters use industry and proprietary data gathered and analyzed over many years to assess and evaluate risks prior to quotation, and then use proprietary forms (for non-Lloyd's and non-surety markets) to tailor insurance coverage to insureds within target markets. This methodology enables Financial, Professional & International Insurance to facilitate its risk selection process and develop pricing parameters.

Product Lines

        The Financial, Professional & International Insurance segment writes the following types of coverages:

  •
  Fidelity and Surety.  Provides fidelity insurance coverage, which protects an insured for loss due to embezzlement or misappropriation of funds by an employee, and surety, which is a three-party agreement whereby the insurer agrees to pay a third party or make complete an obligation in response to the default, acts or omissions of an insured. Surety is generally provided for construction performance, legal matters such as appeals, trustees in bankruptcy and probate and other performance bonds.

  •
  General Liability.  Provides coverage for specialized liability exposures as described above in more detail in the "Business Insurance" section of this report.

  •
  International.  Provides coverage for employers' liability (similar to workers' compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), motor (similar to automobile coverage in the United States), property, surety, marine, aviation, personal accident and kidnap & ransom. Marine provides coverage for ship hulls, cargoes carried, private yachts, marine-related liability, offshore energy, ports and terminals, fine art and terrorism. Aviation provides coverage for worldwide aviation risks including physical damage and liabilities for airline, aerospace, general aviation, aviation war and space risks. Personal accident provides financial protection in the event of death or disablement due to accidental bodily injury, while kidnap & ransom provides financial protection against kidnap, hijack, illegal detention and extortion. While the covered hazards may be similar to those in the U.S. market, the different legal environments can make the product risks and coverage terms potentially very different from those the Company faces in the United States.

  •
  Other.  Coverages include Property, Workers' Compensation, Commercial Automobile and Commercial Multi-Peril, which are described above in more detail in the "Business Insurance" section of this report.

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Financial, Professional & International Insurance segment as of January 1, 2012. In the U.S. operations for third party liability, including but not limited to umbrella liability, professional liability, directors' and officers' liability, and employment practices liability, Financial, Professional & International Insurance generally limits net retentions, through the use of reinsurance, to up to $15.2 million per policy after the Company retains an aggregate layer of expected losses. For surety protection, where insured limits are often significant, the Company generally retains up to $55.0 million probable maximum loss (PML) per principal but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. In the International operations, per-risk retentions are usually limited up to $16.0 million, after reinsurance. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Financial, Professional & International's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2011:

State	% of Total
California	6.9%
New York	5.3
Texas	4.6
Florida	3.3
Illinois	3.2
All other domestic(1)	43.5

Total domestic	66.8
Total international	33.2

Total	100.0%

(1)
No other single state within the United States accounted for 3.0% or more of the total direct written premiums written in 2011 by the domestic operations of the Financial, Professional & International Insurance segment.

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

        Bond & Financial Products underwrites and markets its products to national, mid-sized and small businesses and organizations, as well as individuals. The Company believes that its reputation for timely and consistent decision making, a nationwide network of local underwriting, claims and industry experts and strong producer and customer relationships, as well as its ability to offer its customers a full range of products, provides Bond & Financial Products an advantage over many of its competitors and enables it to compete effectively in a complex, dynamic marketplace. The Company believes that the ability of Bond & Financial Products to cross-sell its products to customers of the Business Insurance and Personal Insurance segments provides additional competitive advantages for the Company.

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

PERSONAL INSURANCE

        The Company's Personal Insurance segment writes a broad range of property and casualty insurance covering individuals' personal risks. The primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.

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

(for the year ended December 31, in millions)	2011	2010	2009	% of Total 2011
By product line:
Automobile	$3,788	$3,772	$3,629	48.9%
Homeowners and Other	3,957	3,795	3,520	51.1

Total Personal Insurance	$7,745	$7,567	$7,149	100.0%

Principal Markets and Methods of Distribution

        Personal Insurance products are distributed primarily through approximately 12,500 independent agents located throughout the United States, supported by personnel in 16 marketing regions and seven service centers. While the principal markets for Personal Insurance products continue to be in states along the East Coast, California and Texas, the business continues to expand its geographic presence across the United States.

        In selecting new independent agencies to distribute its products, Personal Insurance considers, among other attributes, each agency's profitability, financial stability, staff experience and strategic fit with the segment's operating and marketing plans. Once an agency is appointed, Personal Insurance carefully monitors its performance.

        Agents can access the Company's agency service portal for a number of resources including customer service, marketing and claims management. In addition, agencies can choose to shift the ongoing service responsibility for Personal Insurance's customers to one of the Company's five Customer Care Centers, where the Company provides, on behalf of an agency, a comprehensive array of direct customer service needs, including response to billing and coverage inquiries, and policy changes. Approximately 1,900 agents take advantage of this service alternative.

        Personal Insurance also distributes its products through additional channels, including sponsoring organizations such as corporations that make the company's product offerings available to their employees primarily through payroll deduction, consumer associations and affinity groups. Personal Insurance handles the sales and service for these programs either through a sponsoring independent agent or through two of the company's call center locations. In addition, since 1995, the Company has had a marketing agreement with GEICO to underwrite homeowners business for their auto customers.

        In 2009, the Company began marketing its insurance products directly to consumers, largely through online channels. The investment in the direct-to-consumer initiative generated modest growth in premium volume for Personal Insurance in 2009, 2010 and 2011, which was consistent with the Company's expectations. However, the direct-to-consumer initiative, while intended to enhance the Company's long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this business grows and matures.

Pricing and Underwriting

        Personal Insurance has developed a product management methodology that integrates the disciplines of underwriting, claim, actuarial and product development. This approach is designed to maintain high quality underwriting discipline and pricing segmentation. Proprietary data accumulated over many years is analyzed, and Personal Insurance uses a variety of proprietary and vendor produced risk differentiation models to facilitate its pricing segmentation. The Company's product management area establishes underwriting guidelines integrated with its filed pricing and rating plans, which enable Personal Insurance to execute its risk selection and pricing processes.

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

        Pricing in the homeowners business is driven in large part by changes in the frequency of claims and by inflation in the cost of building supplies, labor and household possessions. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of homeowners insurance is affected by the incidence of natural disasters, particularly those related to weather and earthquakes. Changes to methods of marketing and underwriting in some jurisdictions are subject to state-imposed restrictions, which can make it more difficult for an insurer to significantly manage catastrophe exposures.

        Personal Insurance utilizes technology to maximize independent agents' ease of doing business with the Company. Automated quote transactions can be submitted online by independent agents either through Personal Insurance's proprietary platform, their own agency management platform or comparative raters (discussed in more detail in the "Competition" section that follows). Nearly all new business policies can be issued online either by using the agents' own platform or Personal Insurance's platform, both of which interface with Personal Insurance's underwriting and rating systems to monitor transactions for compliance with the company's underwriting and pricing programs. All online business is subject to consultative review by Personal Insurance's in-house underwriters, and audits are conducted by an internal peer review team across all of the Company's independent agency-generated business on a systematic sampling basis.

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

Product Lines

        The primary coverages in Personal Insurance are personal automobile and homeowners and other insurance sold to individuals. Personal Insurance had approximately 7.8 million active policies (e.g., policies-in-force) at December 31, 2011.

        The Personal Insurance segment writes the following types of coverages:

  •
  Personal Automobile provides coverage for liability to others for both bodily injury and property damage, uninsured motorist protection, and for physical damage to an insured's own vehicle from collision. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

  •
  Homeowners and Other provides protection against losses to dwellings and contents from a variety of perils (excluding flooding) as well as coverage for personal liability. The Company writes homeowners insurance for dwellings, condominiums and tenants, and rental properties. The Company writes coverage for boats and yachts and valuable personal items such as jewelry, and also writes coverages for umbrella liability, identity fraud, and weddings and special events.

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Personal Insurance segment as of January 1, 2012. The Company generally retains its primary personal auto exposures in their entirety. For personal property insurance, there is an $8.0 million maximum retention per risk. Personal Insurance retains the first $10.0 million of umbrella policies and purchases facultative reinsurance for limits over $10.0 million. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Personal Insurance's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2011:

State	% of Total
New York	14.4%
Texas(1)	8.0
Pennsylvania	7.5
California	6.5
Florida	5.5
New Jersey	5.0
Georgia	4.5
Connecticut	4.2
Massachusetts	4.0
Virginia	3.9
Maryland	3.2
All others(2)	33.3

Total	100.0%

(1)
The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.

(2)
No other single state accounted for 3.0% or more of the total direct written premiums written in 2011 by the Personal Insurance segment.

Competition

        Although national companies write the majority of this business, Personal Insurance also faces competition from many regional and hundreds of local companies. Personal Insurance primarily competes based on service, ease of doing business, price, stability of the insurer and name recognition. Personal Insurance competes for business within each independent agency since these agencies also offer policies of competing companies. At the agency level, competition is primarily based on the level of service, including claims handling, the level of automation and the development of long-term relationships with individual agents, as well as on price. In recent years, many independent personal insurance agents have begun utilizing price comparison rating technology, sometimes referred to as "comparative raters," as a cost-efficient means of obtaining quotes from multiple companies. Comparative raters tend to put additional focus on price over other competitive criteria. Personal Insurance also competes with insurance companies that use exclusive agents or salaried employees to sell their products, as well as those that employ direct marketing strategies, including the use of toll-free numbers and the internet. Personal Insurance believes that its continued focus on underwriting and pricing segmentation, claim settlement effectiveness strategies and expense management practices enables it to price its products competitively in all of its distribution channels.

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

        U.S. field claim management teams located in 21 claim centers and 60 satellite and specialty-only offices in 46 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Company's business segments. Claim teams with specialized skills, required licenses, resources and workflows are matched to the unique exposures of those businesses, with local claims management dedicated to achieving optimal results within each segment. The Company's home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. This structure permits the Company to maintain the economies of scale of a large, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International is generally provided locally by staff in the respective international locations due to local knowledge of applicable laws and regulations, although it is also managed by the Company's U.S. Claims Services organization to leverage that knowledge base and to share best practices.

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

        Claims Services uses technology, management information and data analysis to assist the Company in reviewing its claim practices and results in order to evaluate and improve its claims management performance. The Company's claims management strategy is focused on segmentation of claims and appropriate technical specialization to drive effective claim resolution. The Company continually monitors its investment in claim resources to maintain an effective focus on claim outcomes and a disciplined approach to continual improvement. The Company operates a state-of-the-art claims training facility, offering hands-on experiential learning to help ensure that its claim professionals are properly trained. In recent years, the Company has invested significant additional resources in many of its claim handling operations and routinely monitors the effect of those investments to ensure a consistent optimization among outcomes, cost and service.

        In recent years, Claims Services refined its catastrophe response strategy to increase the Company's ability to respond to a significant catastrophic event using its own personnel, enabling it to minimize reliance on independent adjustors and appraisers. The Company has developed a large dedicated catastrophe response team and trained a large Enterprise Response Team of existing employees who can be deployed on short notice in the event of a catastrophe that generates claim volume exceeding the capacity of the dedicated catastrophe response team. In recent years, these internal resources were successfully deployed to respond to a record number of catastrophe claims.

REINSURANCE

        The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk, except with regard to mandatory pools and associations, and is generally subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after reductions for known insolvencies and after allowances for uncollectible amounts. The Company also holds collateral, including trust agreements, escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices, the price of their product offerings and the value of collateral provided. After reinsurance is purchased, the Company has limited ability to manage the credit risk to a reinsurer. In addition, in a number of jurisdictions, particularly the European Union and the United Kingdom, a reinsurer is permitted to transfer a reinsurance arrangement to another reinsurer, which may be less creditworthy, without a counterparty's consent, provided that the transfer has been approved by the applicable regulatory and/or court authority. For additional information concerning reinsurance, see note 5 of notes to the Company's consolidated financial statements and "Item 1A—Risk Factors."

        The Company utilizes a variety of reinsurance agreements to manage its exposure to large property and casualty losses, including:

  •
  facultative reinsurance, in which reinsurance is provided for all or a portion of the insurance provided by a single policy and each policy reinsured is separately negotiated;

  •
  quota share reinsurance, in which reinsurance is provided for an agreed-upon fixed percentage of liabilities, premiums and losses for each policy covered on a pro rata basis;

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

        Included in reinsurance recoverables are certain amounts related to structured settlements, which comprise annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company's consolidated balance sheet as a liability and as a reinsurance recoverable, as the Company retains the contingent liability to the claimant. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments, if and to the extent the purchased annuities are not covered by state guaranty associations.

Catastrophe Reinsurance

        Catastrophes can be caused by a variety of events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods and volcanic eruptions. Catastrophes can also result from a terrorist attack (including those involving nuclear, biological, chemical or radiological events), explosions, infrastructure failures or as a consequence of political instability. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those areas that are heavily populated. The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes. In addition to the coverage provided under this treaty, the Company also utilizes a catastrophe bond program, as well as a Northeast catastrophe reinsurance treaty, to protect against certain losses resulting from catastrophes in the Northeastern United States.

        General Catastrophe Reinsurance Treaty.    The general catastrophe reinsurance treaty covers the accumulation of net property losses arising out of one occurrence. The treaty covers all of the

Company's exposures in the United States and Canada and their possessions, and waters contiguous thereto, the Caribbean and Mexico. The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks.

        The following table summarizes the Company's coverage under its General Catastrophe Treaty, effective for the period July 1, 2011 through June 30, 2012:

Layer of Loss	Reinsurance Coverage In-Force
$0 - $1.0 billion	Loss 100% retained by the Company, except for certain losses covered by the Earthquake Excess-of-Loss Treaty as described below.
$1.0 billion - $1.5 billion	20.0% ($100 million) of loss covered by treaty; 80.0% ($400 million) of loss retained by Company.
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

        Under the terms of these reinsurance agreements, the Company is obligated to pay annual reinsurance premiums to Longpoint Re II for the reinsurance coverage. The reinsurance agreements utilize a dual trigger that is based upon the Company's covered losses incurred and an index that is created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by a third-party service provider. The reinsurance agreements meet the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. Amounts payable to the Company under the reinsurance agreements with respect to any covered event will be determined by the index-based losses from such event (which are designed to approximate the Company's actual losses), but cannot exceed the Company's actual losses from such event. The Company's actual loss experience may differ from the index-based losses. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreements.

        The attachment point for the index-based losses and the maximum limit are reset annually to maintain modeled probabilities of attachment and expected loss on the respective catastrophe bonds equal to the initial modeled probabilities of attachment and expected loss. The two reinsurance agreements provide protection for covered events occurring before or on December 18, 2012 and December 18, 2013, respectively. In accordance with the Longpoint Re II program, the index-based losses attachment point was reset on May 1, 2011. For the period May 1, 2011 through April 30, 2012, the Company will be entitled to begin recovering amounts under the two reinsurance agreements if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $2.208 billion. The full $250 million coverage amount of each agreement is available on a proportional basis until index-based losses reach a maximum $2.793 billion limit. The Company has not incurred any losses that have resulted or are expected to result in a recovery under the Longpoint Re II agreements since their inception. For the period May 1, 2012 through April 30, 2013, the attachment point for the index-based losses and the maximum limit will be based on the new version of the third-party proprietary computer model used to estimate potential hurricane losses for the entire industry, discussed in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling." The Company has not yet determined the state weightings for the May 1, 2012 reset. However, it is estimated that the attachment point for the index-based losses and the maximum limit on the reinsurance agreements in the Longpoint Re II program will increase by as much as 70%, reflecting increases in the third-party model's industry estimate of covered losses. The Company regularly reviews its catastrophe reinsurance coverage and may seek additional catastrophe reinsurance coverage, either through general catastrophe reinsurance or through catastrophe bonds, to provide protection against the higher potential retention of catastrophe losses resulting from the expected increase in the attachment point.

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

        General Catastrophe Aggregate Excess-of-Loss Reinsurance Treaty.    For the period January 1, 2012 to December 31, 2012, the Company has entered into a reinsurance agreement that covers the accumulation of net property losses arising both out of one occurrence and out of significant retentions from multiple occurrences. Qualifying losses are comprised of various amounts of retained losses in excess of $100 million per event. The treaty provides coverage for 15% of $1.0 billion in excess of $1.5 billion of qualifying losses. The treaty covers all of the Company's exposures in the United States and Canada and their possessions, and waters contiguous thereto, the Caribbean and Mexico.

        Earthquake Excess-of-Loss Reinsurance Treaty.    The Company renewed its earthquake excess-of-loss treaty that provides for up to $142.5 million of coverage, subject to a $125 million retention, for earthquake losses incurred under policies written by the National Property business unit in the Company's Business Insurance segment for the period July 1, 2011 through June 30, 2012.

        International Reinsurance Treaties.    For business underwritten in Canada, the United Kingdom and Republic of Ireland and in the Company's operations at Lloyd's, separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet. The Company conducts an ongoing review of its risk and catastrophe coverages and makes changes as it deems appropriate.

        Terrorism Risk Insurance Program.    The Terrorism Risk Insurance Program (the Program) is a Federal program administered by the Department of the Treasury that provides for a system of shared public and private compensation for certain insured losses resulting from acts of terrorism or war committed by or on behalf of a foreign interest. The Program has been authorized through 2014. For a further description of the Program, including the Company's estimated deductible under the Program in 2012, see note 5 of notes to the Company's consolidated financial statements in this annual report and "Item 1A—Risk Factors—Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance."

CLAIMS AND CLAIM ADJUSTMENT EXPENSE RESERVES

        Claims and claim adjustment expense reserves represent management's estimate of ultimate unpaid costs of losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported.

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

Discounting

        The claims and claim adjustment expense reserves for most long-term disability and annuity claim payments, primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, were discounted to the present value of estimated future payments using a rate of 5% at both December 31, 2011 and 2010. These discounted reserves totaled $2.20 billion and $2.09 billion at December 31, 2011 and 2010, respectively.

Claims and Claim Adjustment Expense Development Table

        The table that follows sets forth the year-end reserves from 2001 through 2011 and the subsequent changes in those reserves, presented on a historical basis. The original estimates, cumulative amounts paid and re-estimated reserves in the table for the years 2001 through 2003 have not been restated to reflect the acquisition by Travelers Property Casualty Corp. (TPC) of The St. Paul Companies, Inc. (SPC) in 2004 (referred to hereafter as the Merger). The table includes SPC reserves beginning at December 31, 2004.

        The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The data in the table is not accident year data, but rather a display of 2001 to 2011 year-end reserves and the subsequent changes in those reserves.

        For instance, the "cumulative deficiency (redundancy)" shown in the table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 2001 included $4 million for a loss that is finally paid in 2006 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 2001 to 2005 shown in the accompanying table.

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

(at December 31, in millions)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Reserves for claims and claim adjustment expense originally estimated	$20,197	$23,268	$24,055	$41,446	$42,895	$42,844	$43,098	$41,312	$40,941	$40,255	$40,919
Cumulative amounts paid as of
One year later	5,018	5,170	4,651	8,871	8,632	7,417	8,146	7,519	7,748	7,653
Two years later	8,745	8,319	8,686	14,666	13,837	13,181	12,798	12,454	12,374
Three years later	11,149	11,312	11,541	18,733	18,466	16,545	16,264	15,668
Four years later	13,402	13,548	13,708	22,514	21,025	19,113	18,524
Five years later	15,115	15,229	15,574	24,572	22,992	20,820
Six years later	16,473	16,836	16,624	26,189	24,423
Seven years later	17,877	17,738	17,558	27,469
Eight years later	18,662	18,563	18,320
Nine years later	19,416	19,236
Ten years later	20,039
Reserves re-estimated as of
One year later	23,228	23,658	24,222	41,706	42,466	42,172	41,373	39,863	39,524	39,413
Two years later	24,083	24,592	25,272	42,565	42,311	40,837	39,925	38,640	38,421
Three years later	25,062	25,553	26,042	42,940	41,692	39,739	38,842	37,613
Four years later	25,953	26,288	26,501	43,148	40,855	38,734	38,223
Five years later	26,670	26,731	26,803	42,655	40,026	38,409
Six years later	27,179	27,055	26,619	42,068	39,849
Seven years later	27,556	27,022	26,342	42,019
Eight years later	27,580	26,815	26,382
Nine years later	27,496	26,911
Ten years later	27,605
Cumulative deficiency (redundancy) (a)(b)	7,408	3,643	2,327	573	(3,046)	(4,435)	(4,875)	(3,699)	(2,520)	(842)
Gross liability—end of year	$30,903	$33,914	$34,760	$59,438	$61,461	$59,677	$58,094	$55,121	$53,529	$51,537	$51,353
Reinsurance recoverables	10,706	10,646	10,705	17,992	18,566	16,833	14,996	13,809	12,588	11,282	10,434

Net liability—end of year	$20,197	$23,268	$24,055	$41,446	$42,895	$42,844	$43,098	$41,312	$40,941	$40,255	$40,919

Gross re-estimated liability—latest	$40,348	$38,892	$37,475	$59,859	$57,860	$54,008	$52,144	$50,233	$50,064	$50,267
Re-estimated reinsurance recoverables—latest	12,743	11,981	11,093	17,840	18,011	15,599	13,921	12,620	11,643	10,854

Net re-estimated liability—latest	$27,605	$26,911	$26,382	$42,019	$39,849	$38,409	$38,223	$37,613	$38,421	$39,413

Gross cumulative deficiency (redundancy)	$9,445	$4,978	$2,715	$421	$(3,601)	$(5,669)	$(5,950)	$(4,888)	$(3,465)	$(1,270)

        For years prior to 2004, the table excludes reserves of SPC, which were acquired in the Merger on April 1, 2004. Accordingly, the reserve development (net reserves for claims and claim adjustment expense re-estimated as of subsequent years less net reserves recorded at the end of the year, as originally estimated) for years prior to 2004 relates only to losses recorded by TPC and does not include reserve development recorded by SPC. For 2004 and subsequent years, the table includes SPC reserves acquired and subsequent development recorded on those reserves. At December 31, 2004, SPC gross reserves were $23,274 million, and net reserves were $15,959 million.

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

        The gross and net cumulative deficiency (redundancy) by year as set forth in the table above includes the following impact of unfavorable prior year reserve development related to asbestos and environmental claims and claim adjustment expenses, in millions:

Asbestos	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Gross	$5,813	$2,153	$2,128	$1,742	$908	$711	$712	$642	$457	$195
Net	$4,430	$1,485	$1,461	$1,557	$726	$570	$570	$500	$315	$175
Environmental	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Gross	$941	$787	$728	$602	$585	$477	$295	$210	$125	$80
Net	$903	$753	$694	$601	$571	$451	$266	$181	$111	$76

Reserves on Statutory Accounting Basis

        At December 31, 2011, 2010 and 2009, claims and claim adjustment expense reserves (net of reinsurance) shown in the preceding table, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves), were $20 million, $20 million and $18 million higher, respectively, than those reported in the Company's respective annual reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves).

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

INTERCOMPANY REINSURANCE POOLING ARRANGEMENTS

        Most of the Company's insurance subsidiaries are members of an intercompany property and casualty reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's policyholders' surplus rather than just on its own policyholder surplus. Under such arrangements, the members share substantially all insurance business that is written and allocate the combined premiums, losses and expenses.

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

Claims—Paying Ratings

        The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Guarantee Company of Canada and Travelers Insurance Company Limited as of February 16, 2012. The table also presents S&P's Lloyd's Syndicate Assessment rating for Travelers Syndicate Management Limited—Syndicate 5000. The table presents the position of each rating in the applicable agency's rating scale.

	A.M. Best	Moody's	S&P	Fitch
Travelers Reinsurance Pool(a)(b)	A+ (2nd of 16)	Aa2 (3rd of 21)	AA (3rd of 21)	AA (3rd of 21)
Travelers C&S Co. of America	A+ (2nd of 16)	Aa2 (3rd of 21)	AA (3rd of 21)	AA (3rd of 21)
First Floridian Auto and Home Ins. Co.	A- (4th of 16)	—	—	AA (3rd of 21)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA (3rd of 21)
The Premier Insurance Company of Massachusetts	A (3rd of 16)	—	—	—
Travelers C&S Co. of Europe, Ltd.	A+ (2nd of 16)	Aa2 (3rd of 21)	AA (3rd of 21)	—
Travelers Guarantee Company of Canada	A+ (2nd of 16)	—	—	—
Travelers Insurance Company Limited	A (3rd of 16)	—	AA (3rd of 21)	—
Travelers Syndicate Management Limited—Syndicate 5000	—	—	3- (9th of 15)	—

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

Debt Ratings

        The following table summarizes the current debt, trust preferred securities and commercial paper ratings of the Company and its subsidiaries as of February 16, 2012. The table also presents the position of each rating in the applicable agency's rating scale.

	A.M. Best	Moody's	S&P	Fitch
Senior debt	a (6th of 22)	A2 (6th of 21)	A (6th of 22)	A (6th of 22)
Subordinated debt	a- (7th of 22)	A3 (7th of 21)	A- (7th of 22)	BBB+ (8th of 22)
Junior subordinated debt	bbb+ (8th of 22)	A3 (7th of 21)	BBB+ (8th of 22)	BBB+ (8th of 22)
Trust preferred securities	a- (7th of 22)	A3 (7th of 21)	BBB+ (8th of 22)	BBB+ (8th of 22)
Commercial paper	AMB-1 (2nd of 6)	P-1 (1st of 4)	A-1 (2nd of 10)	F-1 (2nd of 8)

Rating Agency Actions

        The following rating agency actions were taken with respect to the Company from February 17, 2011 (the date on which the Company filed its Form 10-K for the year ended December 31, 2010), through February 16, 2012:

  •
  On May 26, 2011, A.M. Best affirmed the Company's debt ratings for The Travelers Companies, Inc. and reaffirmed the claims-paying ratings for the Travelers Reinsurance Pool, Travelers C&S Co. of America, First Floridian Auto and Home Ins. Co., First Trenton Indemnity Company, The Premier Insurance Company of Massachusetts, Travelers C&S Co. of Europe Ltd. and Travelers Guarantee Company of Canada. The outlook for all ratings is stable.

  •
  On July 28, 2011, S&P upgraded the claims-paying ratings for the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers C&S Co. of Europe Ltd. and Travelers Insurance Company Limited to "AA." In addition, the ratings for the Company's senior debt, subordinated debt, junior subordinated debt, trust preferred securities and commercial paper were each upgraded one notch. The outlook for all ratings is stable.

  •
  On September 8, 2011, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

  •
  On October 25, 2011, A.M. Best affirmed the financial strength and issuer credit ratings of Travelers Insurance Company Limited. The outlook for both ratings is stable.

INVESTMENT OPERATIONS

        The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds. The Company closely monitors the duration of its fixed maturity investments, and the Company's investment purchases and sales are executed with the objective of having adequate funds available to satisfy its insurance and debt obligations. Generally, the expected principal and interest payments produced by the Company's fixed maturity portfolio adequately fund the estimated runoff of the Company's insurance reserves. The Company's management of the duration of the fixed maturity investment portfolio has historically produced a duration that exceeds the estimated duration of the Company's net insurance liabilities. Recently, the estimated average effective duration of the Company's portfolio of fixed maturity and short-term security investments has declined, primarily due to the impact of declining market yields and tightening investment spreads on existing holdings of mortgage-backed securities (both of which impact the assumptions related to optional pre-payments), an increase in pre-refunded municipal bonds and general portfolio management decisions. The Company has also recently experienced an increase in the estimated average effective duration of its net insurance liabilities, primarily reflecting the impact of declining market interest rates, as well as an increase in workers' compensation insurance business volume. As a result, the estimated average effective duration of the Company's net insurance liabilities exceeded that of its portfolio of fixed maturity and short-term security investments at December 31, 2011. The substantial amount by which the fair value of the fixed maturity portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, contributes to the Company's ability to fund claim payments without having to sell illiquid assets or access credit facilities.

        The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, real estate partnerships, real estate and insurance joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities. These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

        See note 3 of notes to the Company's consolidated financial statements for additional information regarding the Company's investment portfolio.

REGULATION

U.S. State and Federal Regulation

        TRV's insurance subsidiaries are subject to regulation in the various states and jurisdictions in which they transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. In addition, many states have enacted variations of competitive ratemaking laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis. State insurance regulation continues to evolve in response to the changing economic and business environment as well as efforts by regulators internationally to develop a consistent approach to regulations. These changes are evidenced by the recent changes that the states have made to provide greater emphasis on understanding an insurer's corporate governance and control environment, including enterprise risk management (ERM), in conducting financial examinations. Additional requirements are also expected. For example, the National Association of Insurance Commissioners (NAIC) is considering an Own Risk and Solvency Assessment (ORSA) requirement, which if adopted by states would require insurers to perform an ORSA and, upon request, file an ORSA report that describes for the regulators the ERM process used by an insurer. See "Enterprise Risk Management" herein for further discussion of the Company's ERM. TRV's insurance subsidiaries are collectively licensed to transact insurance business in all U.S. states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands.

        Although the U.S. federal government has not historically regulated the insurance business, in 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) established a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. Further, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of nonbank financial services holding companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the Council) as "systemically important financial institutions" (SIFI). While recent rules proposed by the Council support the Company's view that it will not be designated as a SIFI as defined in the Dodd-Frank Act, it is possible that the Council may change its rules or interpretations in the future and conclude that the Company is a SIFI. If the Company were designated as "systemically important," the Federal Reserve's supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding the Company's capital, liquidity and leverage as well as its business and investment conduct. As a result of the foregoing, the Dodd-Frank Act, or other additional state and federal regulation that is adopted in the future, could impose significant burdens on the Company, including impacting the ways in which it conducts its business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to smaller insurers that may not be subject to the same level of regulation.

        Insurance Regulation Concerning Dividends from Insurance Subsidiaries.    TRV's principal insurance subsidiaries are domiciled in the state of Connecticut. The Connecticut insurance holding company laws require notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend from an insurance subsidiary that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurance subsidiary's policyholders' surplus as of the preceding December 31, or the insurance subsidiary's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices.

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

        Insurance Regulatory Information System.    The NAIC developed the Insurance Regulatory Information System (IRIS) to help state regulators identify companies that may require special attention. Financial examiners review annual statements and key financial ratios based on year-end data. These ratios assist state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. Each ratio has an established "usual range" of results.

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

        Based on preliminary 2011 IRIS ratios calculated by the Company for its lead insurance subsidiaries, The Travelers Indemnity Company and St. Paul Fire and Marine Insurance Company had results outside the normal range for one IRIS ratio due to the size of their investments in non-fixed maturity securities. Travelers Casualty and Surety Company and The Standard Fire Insurance Company had results outside the normal range for two IRIS ratios due to the amount of dividends paid to their respective parent. Additionally, Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries.

        In 2010, the following lead insurance subsidiaries had results outside the normal range due to the actions taken by the Company during 2010 to dividend excess capital to the holding company: The Travelers Indemnity Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries and for three IRIS ratios due to the amount of dividends paid to its parent; Travelers Casualty and Surety Company and The Standard Fire Insurance Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from their subsidiaries and for two IRIS ratios due to the amount of dividends paid to their parent; and St. Paul Fire and Marine Insurance Company had results outside the normal range for three IRIS ratios due to the amount of dividends paid to its parent.

        Management does not anticipate regulatory action as a result of the 2011 IRIS ratio results for the lead insurance subsidiaries or their insurance subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

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

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirement. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2011, all of TRV's insurance subsidiaries had total adjusted capital in excess of the RBC requirement.

        Investment Regulation.    Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications. At December 31, 2011, the Company was in compliance with these laws and regulations.

International Regulation

        TRV's insurance underwriting subsidiaries based in the United Kingdom, Travelers Insurance Company Limited and Travelers Casualty and Surety Company of Europe Limited, are regulated by the Financial Services Authority (FSA). The FSA's principal objectives are to maintain market confidence, promote public understanding of the financial system, protect consumers, and fight financial crime. TRV's managing agency (Travelers Syndicate Management Ltd.) of its Lloyd's syndicate is also regulated by the FSA, which has delegated certain regulatory responsibilities to the Council of Lloyd's. The FSA will be merged into the Bank of England during 2012.

        Through Lloyd's, TRV is licensed to write business in over 75 countries throughout the world by virtue of Lloyd's international licenses. In each such country, TRV's managing agency, as part of Lloyd's, is subject to the laws and insurance regulation of that country. In addition, TRV's Lloyd's managing agency has an underwriting agency and a service company in Singapore, the operations of which are regulated by the Monetary Authority of Singapore. A TRV subsidiary, Travelers Casualty and Surety Company, has a representative office in China. The representative office is regulated by the China Insurance Regulatory Commission. A TRV subsidiary, TCI Global Services, Inc., has a liaison office in India. Insurance business in India is regulated by the Insurance Regulatory and Development Authority.

        TRV's insurance operations in the Republic of Ireland are regulated by the Insurance Supervision Departments of the Central Bank of Ireland. Such operations are conducted through an Irish branch of Travelers Insurance Company Limited which, as mentioned above, is regulated by the FSA. In Canada, the conduct of TRV's insurance business is regulated by the Office of the Superintendent of Financial Institutions under provisions of the Insurance Companies Act. TRV has an interest in JMalucelli, a joint venture holding company in Brazil. JMalucelli's subsidiaries operate in the insurance and reinsurance business in Brazil and are regulated by the Superintendencia de Seguros Privados.

        Regulators require insurance companies to maintain certain levels of capital depending on the type and amount of insurance policies in-force.

        The European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to the Company's businesses across the European Union beginning as soon as the first quarter of 2013. However, the European Parliament has scheduled a vote in 2012 on whether to delay the implementation date. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary's capital position is dependent on the parent company and the U.S. company is not already subject to regulations deemed "equivalent" to Solvency II. In addition, regulators in countries where the Company has operations are working with the International Association of Insurance Supervisors (and in the U.S., with the NAIC) to consider changes to insurance company supervision, including group supervision. While it is not certain how or if these actions will impact the Company, it does not currently expect the capital management strategies for its U.S. operating companies or its European Union operating companies will be materially impacted.

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

        Two of TRV's insurance subsidiaries and its operations at Lloyd's are domiciled in the United Kingdom. Insurers in the United Kingdom are subject to change of control restrictions in the Financial Services and Markets Act of 2000 including approval of the FSA. Some of TRV's other insurance subsidiaries are domiciled in, or authorized to conduct insurance business in, Canada. Authorized insurers in Canada are subject to change of control restrictions in Section 407 of the Insurance Companies Act, including approval of the Office of the Superintendent of Financial Institutions.

        These requirements may deter, delay or prevent transactions affecting the control of or the ownership of common stock, including transactions that could be advantageous to TRV's shareholders.

ENTERPRISE RISK MANAGEMENT

        As a large property and casualty insurance enterprise, the Company is exposed to many risks. These risks are a function of the environments within which the Company operates. Since certain risks can be correlated with other risks, an event or a series of events can impact multiple areas of the Company simultaneously and have a material effect on the Company's results of operations, financial position and/or liquidity. These exposures require an entity-wide view of risk and an understanding of the potential impact on all aspects of the Company's operations. It also requires the Company to manage its risk-taking to be within its risk appetite in a prudent and balanced effort to create and preserve value for all of the Company's stakeholders. This approach to Company-wide risk evaluation and management is commonly called Enterprise Risk Management (ERM). ERM activities involve both the identification and assessment of a broad range of risks and the execution of synchronized strategies to effectively manage such risks. Effective ERM also includes the determination of the Company's risk capital needs, which takes into account regulatory requirements and credit rating considerations, in addition to economic and other factors.

        ERM at the Company is an integral part of business operations. All risk owners across all functions, all corporate leaders and the board of directors are engaged in ERM. ERM involves risk-based analytics, as well as reporting and feedback throughout the enterprise in support of the Company's long-term financial strategies and objectives.

        The Company uses various methods, including sophisticated computer modeling processes, to analyze catastrophic events and the risks associated with them. These analyses and methods are used in making underwriting and reinsurance decisions as part of managing the Company's exposure to catastrophic events. In addition to catastrophe modeling and analysis, the Company also models and analyzes its exposure to other extreme events. These analytical techniques are an integral component of the Company's ERM process and further support the Company's long-term financial strategies and objectives.

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

Employees

        At December 31, 2011, the Company had approximately 30,600 employees. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements.

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

Company Website and Availability of SEC Filings

        The Company's Internet website is www.travelers.com. Information on the Company's website is not incorporated by reference herein and is not a part of this Form 10-K. The Company makes available free of charge on its website or provides a link on its website to the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with, or furnished to, the SEC. To access these filings, go to the Company's website, then click on "SEC Filings" under the "For Investors" heading.

        From time to time, the Company may use its website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investor.travelers.com. In addition, you may subscribe to receive e-mail alerts and other information about the Company by providing your e-mail address in the "E-mail Alert Service" section at http://investor.travelers.com.

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
Agent

A licensed individual who sells and services insurance policies, receiving a commission from the insurer for selling the business and a fee for servicing it. An independent agent represents multiple insurance companies and searches the market for the best product for its client.

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
Average value analysis

A conventional actuarial method used to estimate ultimate losses for a given cohort of claims such as an accident year/product line component. If the paid-to-date losses are then subtracted from the estimated ultimate losses, the result is an indication of the unpaid losses.

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
Bornhuetter-Ferguson method

A conventional actuarial method to estimate ultimate losses for a given cohort of claims such as an accident year/product line component. If the paid-to-date losses are then subtracted from the estimated ultimate losses, the result is an indication of the outstanding losses.

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
Case-incurred development method

A conventional actuarial method to estimate ultimate losses for a given cohort of claims such as an accident year/product line component. If the paid-to-date losses are then subtracted from the estimated ultimate losses, the result is an indication of the unpaid losses.

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

Catastrophe

A severe loss, resulting from a variety of events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods and volcanic eruptions. Catastrophes can also result from a terrorist attack (including those involving nuclear, biological, chemical or radiological events), explosions, infrastructure failures or as a consequence of political instability. Each catastrophe has unique characteristics and catastrophes are not predictable as to timing or amount. Their effects are included in net and operating income and claims and claim adjustment expense reserves upon occurrence. A catastrophe may result in the payment of reinsurance reinstatement premiums and assessments from various pools.

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
Ground-up analysis

A method to estimate ultimate claim costs for a given cohort of claims such as an accident year/product line component. It involves analyzing the exposure and claim activity at an individual insured level and then through the use of deterministic or stochastic scenarios and/or simulations, estimating the ultimate losses for those insureds. The total losses for the cohort are then the sum of the losses for each individual insured.

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
Paid development method

A conventional actuarial method to estimate ultimate losses for a given cohort of claims such as an accident year/product line component. If the paid-to-date losses are then subtracted from the estimated ultimate losses, the result is an indication of the unpaid losses.

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
Policyholders' surplus

As determined under SAP, the amount remaining after all liabilities, including loss reserves, are subtracted from all admitted assets. Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet. Policyholders' surplus is also referred to as "surplus" or "statutory surplus" for statutory accounting purposes.

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
Reported claim development method

A conventional actuarial method to estimate ultimate claim counts for a given cohort of claims such as an accident year/product line component. If the reported-to-date counts are then subtracted from the estimated ultimate counts, the result is an indication of the IBNR counts.

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

Retention rate	The percentage of prior period premiums (excluding renewal premium changes), accounts or policies available for renewal in the current period that were renewed.
Retrospective premiums	Premiums related to retrospectively rated policies.
Retrospective rating	A plan or method which permits adjustment of the final premium or commission on the basis of actual loss experience, subject to certain minimum and maximum limits.
Return on equity	The ratio of net income (loss) less preferred dividends to average shareholders' equity.

Risk-based capital (RBC)

A measure adopted by the NAIC and enacted by states for determining the minimum statutory policyholders' surplus requirements of insurers. Insurers having total adjusted capital less than that required by the RBC calculation will be subject to varying degrees of regulatory action depending on the level of capital inadequacy.

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

Umbrella coverage	A form of insurance protection against losses in excess of amounts covered by other liability insurance policies or amounts not covered by the usual liability policies.
Unassigned surplus	The undistributed and unappropriated amount of policyholders' surplus.
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

        Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.    Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods and volcanic eruptions. Catastrophes can also be man-made, such as a terrorist attack (including those involving nuclear, biological, chemical or radiological events), explosions, infrastructure failures or a consequence of political instability. The geographic distribution of our business subjects us to catastrophe exposures in the United States, which include, but are not limited to: hurricanes from Maine through Texas; tornadoes throughout the Central, Mid-Atlantic and Southeastern regions of the United States; earthquakes in California, the New Madrid region and the Pacific Northwest region of North America; wildfires, particularly in the Southwest; and terrorism in major cities in the United States. In addition, our international operations subject us to catastrophe exposures in the United Kingdom, Canada and the Republic of Ireland, as well as to a variety of world-wide catastrophe exposures through our Lloyd's operations.

        The incidence and severity of catastrophes are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Some scientists believe that in recent years changing climate conditions have added to the unpredictability and frequency of natural disasters in certain parts of the world and created additional uncertainty as to future trends and exposures. For example, in recent years hurricane activity has impacted areas further inland than previously experienced, thus expanding our overall hurricane exposure. Additionally, both the frequency and severity of tornadoes and hail storms have increased, especially in 2011.

        All of the catastrophe modeling tools that we use, or that we rely on from outside parties, to help manage certain of our catastrophe exposures are based on assumptions and judgments that are subject to error and mis-estimation and may produce estimates that are materially different than actual results. In addition, compared to models for hurricanes and earthquakes, models for tornadoes and hail storms are newer, less reliable (given the even greater difficulty of predicting the risks), not as extensively tested and used on a much more limited basis by us and the industry. Further, changes in climate conditions could cause our underlying modeling data to be less predictive, thus limiting our ability to effectively evaluate and manage catastrophe risk. See "We may be adversely affected if our pricing and capital models provide materially different indications than actual results" below as well as "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions."

        The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future. For example, the specific geographic location impacted by tornadoes is inherently random and unpredictable and the specific location impacted by a tornado may or may not be highly populated and may or may not have a high concentration of our insured exposures. In addition, states have from time to time passed legislation, and regulators have taken action, that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets. Participation in residual market mechanisms has resulted in, and may continue to result in, significant losses or assessments to insurers, including us, and, in certain states, those losses or assessments may not be commensurate with our direct catastrophe exposure in those states. If our competitors leave those states having residual market mechanisms, remaining insurers, including us, may be subject to significant increases in losses or assessments following a catastrophe. In addition, following catastrophes, there are sometimes legislative and administrative initiatives and court decisions that seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies or seek to prevent the application of deductibles. Also, our ability to adjust terms, including deductible levels, or to increase pricing to the extent necessary to offset rising costs of catastrophes, particularly in the Personal Insurance segment, requires approval of regulatory authorities of certain states. Our ability or our willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment, changes in the general economic climate and/or social responsibilities. We also may choose to write business in catastrophe-prone areas that we might not otherwise write for strategic purposes, such as improving our access to other underwriting activities.

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

        Exposure to catastrophe losses or actual losses resulting from a catastrophe could adversely affect our financial strength and claims-paying ratings and could impair our ability to raise capital on acceptable terms or at all. Also, as a result of our exposure to catastrophe losses or actual losses following a catastrophe, rating agencies may further increase capital requirements, which may require us to raise capital to maintain our ratings or adversely affect our ratings. A ratings downgrade could hurt our ability to compete effectively or attract new business. In addition, catastrophic events could cause us to exhaust our available reinsurance limits and could adversely impact the cost and availability of reinsurance. Such events can also impact the credit of our reinsurers. For a discussion of our catastrophe reinsurance coverage, see "Item 1—Business—Reinsurance—Catastrophe Reinsurance." Catastrophic events could also adversely impact the credit of the issuers of securities, such as states or municipalities, in whom we have invested.

        In addition, coverage in our reinsurance program for terrorism is limited. Although the Terrorism Risk Insurance Program (the Program) provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations. Under this Program, once our losses exceed 20% of our commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us for 85% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $2.17 billion for 2012. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. It is also possible that future legislative action could change the Program. The Program is due to expire at the end of 2014, unless extended.

        Because of the risks set forth above, catastrophes such as those caused by various natural events or man-made events such as a terrorist attack, including "unconventional" acts of terrorism involving nuclear, biological, chemical or radiological events, could materially and adversely affect our results of operations, financial position and/or liquidity. Further, while we seek to manage our exposure to man-made catastrophic events involving conventional means, there can be no assurance that we would have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving nuclear, biological, chemical or radiological means.

        During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected.    Over the past several years, worldwide financial markets have experienced significant disruptions and, during a portion of this period, the United States and many other economies experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. While economic conditions have generally moderated, financial markets continue to experience periodic disruptions, and there is continued uncertainty regarding the duration and strength of any economic recovery. Even if growth continues, it may be at a slow rate for an extended period of time, and other economic conditions, such as the residential and commercial real estate environment and employment rates, may continue to be weak. In addition, while inflation has recently been limited and that trend may continue, it is possible that steps taken by the federal government to stabilize financial markets and improve economic conditions could lead to an inflationary environment. Furthermore, financial markets may again experience significant and prolonged disruption.

        Economic uncertainty has recently been exacerbated by the increased potential for default by one or more European sovereign debt issuers, the potential partial or complete dissolution of the Eurozone and its common currency and the negative impact of such events on global financial institutions and capital markets generally. Actions or inactions of European governments may impact these actual or perceived risks. In the U.S. during 2011, one rating agency downgraded the U.S.'s long-term debt credit rating from AAA. Future actions or inactions of the United States government, including a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets.

        If economic conditions remain weak or deteriorate, or if financial markets experience significant disruption, it could materially adversely affect our results of operations, financial position and/or liquidity. Several of the risk factors discussed below identify risks that result from, or are exacerbated by, an economic slowdown or financial disruption. These include risks discussed below related to our investment portfolio, reinsurance arrangements, other credit exposures, our estimates of claims and claim adjustment expense reserves, emerging claim and coverage issues, the competitive environment, regulatory developments and the impact of rating agency actions. You should also refer to "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation", particularly the "Outlook" section.

        Many of these risks could materialize, and our financial results could be negatively impacted, even after the end of an economic downturn or financial disruption. During or following an economic downturn, lower levels of economic activity could reduce (and historically have reduced) exposure changes at renewal. They also could adversely impact (and historically have adversely impacted) audit premium adjustments, policy endorsements and mid-term cancellations after policies are written, particularly in our business units within Business Insurance, which could adversely impact our written premiums. In addition, because earned premiums lag written premiums, our results can be adversely affected after general economic conditions have improved. An inflationary environment (which may follow government efforts to stabilize the economy) may also, as we discuss below, adversely impact our loss costs and could adversely impact the valuation of our investment portfolio. Finally, as a result of the financial market disruptions over the past several years, we may, as discussed below, face increased regulation.

        If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, our financial results could be materially and adversely affected.    Claims and claim adjustment expense reserves do not

represent an exact calculation of liability, but instead represent management estimates of what the ultimate settlement and administration of claims will cost, generally utilizing actuarial expertise and projection techniques, at a given accounting date.

        The process of estimating claims and claim adjustment expense reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures; adverse changes in loss cost trends, including inflationary pressures on medical costs and auto and home repair costs; economic conditions including general inflation; legal trends and legislative changes; and varying judgments and viewpoints of the individuals involved in the estimation process, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Claims and claim adjustment expense reserve estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer).

        As discussed above, it is possible that steps taken by the federal government to stabilize the economy could lead to an inflationary environment, which could in turn, lead to an increase in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered "long tail", such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of claims and claim adjustment expense reserves, particularly for long tail lines of business. In addition, inflationary pressures in medical costs may be increased by the healthcare reform legislation. The estimation of claims and claim adjustment expense reserves may also be more difficult during times of adverse or uncertain economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims or delays in the reporting of claims.

        We continually refine our claims and claim adjustment expense reserve estimates in a regular, ongoing process as historical loss experience develops, additional claims are reported and settled and the legal, regulatory and economic environment evolves. Business judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. Different experts may choose different assumptions when faced with material uncertainty, based on their individual backgrounds, professional experiences and areas of focus. Hence, such experts may at times produce estimates materially different from each other. This risk may be exacerbated in the context of an acquisition. Experts providing input to the various estimates and underlying assumptions include actuaries, underwriters, claim personnel and lawyers, as well as other members of management. Therefore, management may have to consider varying individual viewpoints as part of its estimation of claims and claim adjustment expense reserves.

        We attempt to consider all significant facts and circumstances known at the time claims and claim adjustment expense reserves are established or reviewed. Due to the inherent uncertainty underlying claims and claim adjustment expense reserve estimates, the final resolution of the estimated liability for claims and claim adjustment expenses will likely be higher or lower than the related claims and claim adjustment expense reserves at the reporting date. Therefore, actual paid losses in the future may yield a materially different amount than is currently reserved.

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

        Our investment portfolio may suffer reduced returns or material realized or unrealized losses.    Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 93% of the carrying value of our investment portfolio as of December 31, 2011. Changes in interest rates caused by inflation or other factors (inclusive of credit spreads) affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments (including those purchased to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income, while rising interest rates reduce the market value of existing fixed maturity investments. Interest rates in recent periods have been at or near historically low levels, and it is possible that rates may remain at low levels for a prolonged period. The value of our fixed maturity and short-term investments is subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer's payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses. During an economic downturn, fixed maturity and short-term investments could be subject to a higher risk of default.

        Our fixed maturity investment portfolio is invested, in substantial part, in obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). Notwithstanding the relatively low historical rates of default on many of these obligations and notwithstanding that we typically seek to invest in high-credit-quality securities (including those with structural protections such as being secured by dedicated or pledged sources of revenue), our municipal bond portfolio could be subject to default or impairment. In particular:

  •
  The prolonged economic downturn that began in 2008, and the limited economic recovery, has resulted in many states and local governments operating under deficits or projected deficits. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of our municipal bond portfolio. These deficits may be exacerbated by the impact of unfunded pension plan obligations or by declining municipal tax bases and revenues in times of financial stress.

  •
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

  •
  The risk of widespread defaults may also increase if there are changes in legislation that permit states, municipalities and political subdivisions to file for bankruptcy protection where they were not permitted before. In addition, the collectability and valuation of municipal bonds may be adversely affected if there are judicial interpretations in a bankruptcy or other proceeding that lessen the value of structural protections. For example, in a recent municipal bankruptcy proceeding the debtor challenged the effectiveness of structural protections thought to be provided by municipal securities backed by a dedicated source of revenue.

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

        Our investment portfolio includes: residential mortgage-backed securities; collateralized mortgage obligations; pass-through securities and asset-backed securities collateralized by sub-prime mortgages; commercial mortgage-backed securities; and wholly-owned real estate, real estate partnerships and mortgage loans, all of which could be adversely impacted by further declines in real estate valuations and/or financial market disruption. In addition, the potential for protracted disruption and/or suspension of foreclosure practices could also impact the returns on certain of these portfolios.

        We also invest a portion of our assets in equity securities, private equity limited partnerships, hedge funds, and real estate partnerships, all of which are subject to greater volatility in their investment returns than fixed maturity investments. General economic conditions, changes in applicable tax laws and many other factors beyond our control can adversely affect the value of our non-fixed maturity investments and the realization of net investment income, and/or result in realized investment losses. As a result of these factors, we may realize reduced returns on these investments, incur losses on sales of these investments and be required to write down the value of these investments, which could reduce our net investment income and result in realized investment losses.

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

        With regard to asbestos claims, we continue to receive a significant number of asbestos claims from policyholders (including others seeking coverage under a policy). Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the focus by plaintiffs on previously peripheral defendants. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years. The bankruptcy of many traditional defendants has prompted plaintiffs to aggressively seek out potential new defendants and has caused increased settlement demands against those policyholders who are not in bankruptcy but who remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on previously peripheral defendants, contributes to the claims and claim adjustment expense payments experienced by us.

        We also continue to be involved in coverage litigation concerning a number of policyholders, some of whom have filed for bankruptcy, who in some instances have asserted that all or a portion of their asbestos-related claims are not subject to aggregate limits on coverage. In these instances, policyholders also may assert that each individual bodily injury claim should be treated as a separate occurrence under the policy. It is difficult to predict whether these policyholders will be successful on both issues. To the extent both issues are resolved in a policyholder's favor and our other defenses are not successful, our coverage obligations under the policies at issue would be materially increased and bounded only by the applicable per-occurrence limits and the number of asbestos bodily injury claims against the policyholders. Accordingly, although we have seen a moderation in the overall risk associated with these lawsuits, it remains difficult to predict the ultimate cost of these claims.

        Further, in addition to asbestos claims against policyholders, proceedings have been launched directly against insurers, including us, by individuals challenging insurers' conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries. It is possible that the filing of other direct actions against insurers, including us, could be made in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.

        With regard to environmental claims, we continue to receive claims from policyholders who allege that they are liable for injury or damage arising out of their alleged disposition of toxic substances. Mostly, these claims are due to various legislative as well as regulatory efforts aimed at environmental remediation. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), enacted in 1980 and later modified, enables private parties as well as federal and state governments to take action with respect to releases and threatened releases of hazardous substances. This federal statute permits the recovery of response costs from some liable parties and may require liable parties to undertake their own remedial action. Liability under CERCLA may be joint and several with other responsible parties.

        The Company has been, and continues to be, involved in litigation involving insurance coverage issues pertaining to environmental claims. The Company believes that some court decisions have interpreted the insurance coverage to be broader than the original intent of the insurers and policyholders. These decisions continue to be inconsistent and vary from jurisdiction to jurisdiction.

        Uncertainties surrounding the final resolution of these asbestos and environmental claims continue, and it is difficult to determine the ultimate exposure for such claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation:

  •
  the risks and lack of predictability inherent in complex litigation;

  •
  any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants;

  •
  a further increase in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated;

  •
  the role of any umbrella or excess policies we have issued;

  •
  the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with our previous assessment of these claims;

  •
  the number and outcome of direct actions against us;

  •
  future developments pertaining to our ability to recover reinsurance for asbestos and environmental claims;

  •
  the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers; and

  •
  uncertainties arising from the insolvency or bankruptcy of policyholders and other defendants.

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

        While the ongoing evaluation of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs' expanded theories of liability and the risks inherent in complex litigation and other uncertainties, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could materially and adversely affect our results of operations. See the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations." Also see "Item 3—Legal Proceedings."

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

  •
  claims under directors' & officers' insurance policies relating to losses from involvement in financial market activities, such as mortgage or financial product origination, distribution, structuring or servicing and foreclosure procedures; failed financial institutions; fraud, including those related to investment management businesses; possible accounting irregularities; and corporate governance issues;

  •
  the assertion of "public nuisance" or similar theories of liability, pursuant to which plaintiffs seek to recover monies spent to administer public health care programs, abate hazards to public health and safety and/or recover damages purportedly attributable to a "public nuisance";

  •
  claims relating to molestation by an employee of an insured;

  •
  medical developments that link health issues to particular causes, resulting in liability claims;

  •
  claims relating to unanticipated consequences of current or new technologies; and

  •
  claims relating to potentially changing climate conditions, including higher frequency and severity of weather-related events.

        In some instances, these emerging issues may not become apparent for some time after we have issued the affected insurance policies. As a result, the full extent of liability under our insurance policies may not be known for many years after the policies are issued.

        In addition, the potential passage of new legislation designed to expand the right to sue, to remove limitations on recovery, to deem by statute the existence of a covered occurrence, to extend the statutes of limitations or otherwise to repeal or weaken tort reforms could have an adverse impact on our business.

        The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict and could harm our business and materially and adversely affect our results of operations.

        The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability.    The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive for the foreseeable future. We compete with both domestic and foreign insurers which may offer products at prices and on terms that are not consistent with our economic standards in an effort to maintain or increase their business. The competitive environment in which we operate could also be impacted by current general economic conditions, which could reduce the volume of business available to us as well as to our competitors. In addition, the competitive environment could be impacted by changes in customer preferences, including customer demand for direct distribution channels. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Outlook."

        A substantial majority of the Company's Personal Insurance business is written after an agent compares quotes using comparative raters, a cost-efficient means of obtaining quotes from multiple companies. The usage of comparative raters tends to increase the focus on price over other competitive criteria. Over time, this increased focus on price may provide a relative advantage to carriers that have more efficient cost structures and that are better able to accurately estimate, and price for, claims and claim adjustment expenses. If we are not able to operate with a competitive cost structure or accurately estimate and price for claims and claim adjustment expenses, our underwriting margins could be adversely affected over time. Additionally, there is potential for similar technology to be used to access comparative rates for small commercial business. Agents and brokers may also create alternate distribution channels for commercial business, such as insurance exchanges, that may adversely impact product differentiation and pricing.

        Our competitive position is based on many factors including but not limited to our:

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

        Included in reinsurance recoverables are certain amounts related to structured settlements. Structured settlements comprise annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where we did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables as we retain the contingent liability to the claimant. In the event that the life insurance company fails to make the required annuity payments, we would be required to make such payments if and to the extent not paid by state guaranty associations.

        Many reinsurance companies and life insurance companies were negatively impacted by the financial markets disruption and the economic downturn over the past several years. A number of these companies, including certain of those with which we conduct business, were downgraded by various rating agencies during this time period. For a discussion of our top reinsurance groups by reinsurance recoverable and the top five groups by amount of structured settlements provided, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables."

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

        We are exposed to credit risk in our surety insurance operations, where we guarantee to a third party that our customer will satisfy certain performance obligations (e.g., a construction contract) or certain financial obligations. If a customer of ours defaults, we may suffer losses and not be reimbursed by that customer. In addition, it is customary practice in the surety business for multiple insurers to participate as co-sureties on large surety bonds. Under these arrangements, the co-surety obligations are typically joint and several, in which case we are also exposed to credit risk with respect to our co-sureties.

        In addition, a portion of our business is written with large deductible insurance policies. Under workers' compensation insurance contracts with deductible features, we are obligated to pay the claimant the full amount of the claim. We are subsequently reimbursed by the contractholder for the deductible amount, and, as a result, we are exposed to credit risk to the policyholder. Moreover, certain policyholders purchase retrospectively rated workers' compensation policies (i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). Retrospectively rated policies expose us to additional credit risk to the extent that the adjusted premium is greater than the original premium.

        Our efforts to mitigate the credit risk that we have to our insureds may not be successful. To reduce such credit risk, we require certain insureds to post collateral for some or all of these obligations, often in the form of pledged securities such as money market funds or letters of credit provided by banks. In cases where we receive pledged securities and the insureds are unable to honor their obligations, we may be exposed to credit risk on the securities pledged and/or the risk that our access to that collateral may be stayed during an insured's bankruptcy. In cases where we receive letters of credit from banks and the insureds are unable to honor their obligations, we are exposed to the credit risk of the banks that issued the letters of credit.

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

        Within the United States, our businesses are heavily regulated by the states in which we conduct business, including licensing and supervision, and changes in regulation may reduce our profitability and limit our growth.    These regulatory systems are generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders and other investors. For example, to protect policyholders whose insurance company becomes financially insolvent, guaranty funds have been established in all 50 states to pay the covered claims of policyholders in the event of an insolvency of an insurer, subject to applicable state limits. The funding of guaranty funds is provided through assessments levied against remaining insurers in the marketplace. As a result, the insolvency of one or more insurance companies could result in additional assessments levied against us.

        These regulatory systems also address authorization for lines of business, policyholders' surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer's business.

        In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators continually reexamine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. In a time of financial uncertainty or a prolonged economic downturn or otherwise, regulators may choose to adopt more restrictive insurance laws and regulations. For example, insurance regulators may choose to restrict the ability of insurance subsidiaries to make payments to their parent companies or reject rate increases due to the economic environment. The state insurance regulators may also increase the statutory capital requirements for our insurance subsidiaries.

        In addition, state tax laws that specifically impact the insurance industry, such as premium taxes or other taxes, may be enacted or changed by states to raise revenues.

        State regulations or laws that are adopted or amended may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs of compliance and thus could materially and adversely affect our results of operations and limit our growth.

        Changes in federal regulation could impose significant burdens on us and otherwise adversely impact our results.    While the U.S. federal government has not historically regulated the insurance business, in 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) established a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. Further, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of nonbank financial services holding companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the Council) as "systemically important financial institutions" (SIFI). While recent rules proposed by the Council support our view that we will not be designated as a SIFI as defined in the Dodd-Frank Act, it is possible that the Council may change its rules or interpretations in the future and conclude that we are a SIFI. If we were designated as "systemically important," the Federal Reserve's supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding our capital, liquidity and leverage as well as our business and investment conduct. As a result of the foregoing, the Dodd-Frank Act, or other additional federal regulation that is adopted in the future, could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to smaller insurers that may not be subject to the same level of regulation.

        Even if we are not subject to additional regulation by the federal government, significant financial sector regulatory reform, including the Dodd-Frank Act, could have a significant impact on us. For example, regulatory reform could have an unexpected impact on our rights as a creditor or on our competitive position. In particular, the Dodd-Frank Act authorizes assessments to pay for the resolution of systemically important financial institutions that have become insolvent. We (as a financial company with more than $50 billion in assets) could be assessed, and, although any such assessment is required to be risk weighted (i.e., riskier firms pay more), such costs could be material to us and are not currently estimable.

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

        The inability of our insurance subsidiaries to pay dividends to our holding company in sufficient amounts would harm our ability to meet our obligations, pay future shareholder dividends or make future share repurchases.    Our holding company relies on dividends from our insurance subsidiaries to meet our obligations for payment of interest and principal on outstanding debt, to pay dividends to shareholders, to make contributions to our qualified domestic pension plan, to pay other corporate expenses and to make share repurchases. The ability of our insurance subsidiaries to pay dividends to our holding company in the future will depend on their statutory surplus, earnings and regulatory restrictions.

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

        Disruptions to our relationships with our independent agents and brokers could adversely affect us.    We market our insurance products primarily through independent agents and brokers. An important part of our business is written through less than a dozen such intermediaries. Further, there has been a trend of increased consolidation by agents and brokers, which could impact our relationships with and fees paid to some agents and brokers. Loss of all or a substantial portion of the business provided through such agents and brokers could materially and adversely affect our future business volume and results of operations.

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

        We rely on internet applications for the marketing and sale of certain of our products, and we may increasingly rely on internet applications and toll-free numbers for distribution. In some instances, our agents and brokers are required to access separate business platforms to execute the sale of our personal insurance or commercial insurance products. Should internet disruptions occur, or frustration with our business platforms or distribution initiatives develop among our independent agents and brokers, the resulting loss of business could materially and adversely affect our future business volume and results of operations. See "If we experience difficulties with technology, data security and/or outsourcing relationships, our ability to conduct our business could be negatively impacted" below.

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

        Any net deferred tax asset could be adversely affected by a reduction in the U.S. Federal corporate income tax rate.    Federal tax legislation could be enacted to reduce the existing statutory U.S. Federal corporate income tax rate from 35%, which would, accordingly, reduce any net deferred tax asset. The amount of any net deferred tax asset is volatile and significantly impacted by changes in unrealized investment gains and losses. The effect of a reduction in a tax rate on net deferred tax assets is required to be recognized, in full, as a reduction of income from continuing operations in the period when enacted and, therefore, could materially and adversely affect our results of operations.

        We may be adversely affected if our pricing and capital models provide materially different indications than actual results.    The profitability of our property and casualty business substantially depends on the extent to which our actual claims experience is consistent with the assumptions we use in pricing our policies. We utilize third-party and proprietary models to help us price business in a manner that is intended to be consistent, over time, with actual results and return objectives. We incorporate the Company's historical loss experience, external industry data and economic indices into our modeling processes, and we use various methods, including predictive modeling, forecasting and sophisticated simulation modeling techniques, to analyze loss trends and the risks associated with our assets and liabilities. We also use these modeling processes, analyses and methods in making underwriting, pricing and reinsurance decisions as part of managing our exposure to catastrophes and other extreme adverse events. These modeling processes incorporate numerous assumptions and forecasts about the future level and variability of: interest rates, inflation, capital requirements, and frequency and severity of losses, among others, that are difficult to make and may differ materially from actual results.

        Whether we use a proprietary or third-party model, future experience may be materially different from past and current experience incorporated in a model's forecasts or simulations. This includes the likelihood of events occurring or continuing or the correlation among events. If we fail to appropriately price the risks we insure, or fail to change our pricing model to appropriately reflect our current experience, or if our claims experience is more frequent or severe than our underlying risk assumptions, our profit margins may be negatively affected. If we underestimate the frequency and/or severity of extreme adverse events occurring, our financial condition may be adversely affected. If we overestimate the risks we are exposed to, we may overprice our products, and new business growth and retention of our existing business may be adversely affected. As we expand into different markets and geographies, we will write more policies in markets and geographical areas where we have less data specific to these new markets and geographies, and, accordingly, we may be more susceptible to error in our models and strategy. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling."

        Third party models may provide substantially different indications than what our proprietary modeling processes provide. For example, during the first quarter of 2011, a new version of a third-party computer model utilized by us, as well as others in the insurance industry, to estimate potential aggregate hurricane losses was released. After evaluating multiple models and calibrating our own historical loss experience and underwriting practices, we increased our estimated modeled loss, using our own proprietary modeling processes, from a single U.S. hurricane by a range of 10% to 24%. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling." Third-party model estimates of losses can be, and often have been, materially different for similar events in comparison to our proprietary estimates. The differences between third-party model estimates and our proprietary estimates are driven by the use of different data sets as well as different assumptions and forecasts regarding the frequency and severity of events and claims arising from the events. These assumptions and forecasts may be difficult to make and may differ materially from actual results.

        We are subject to a number of risks associated with our business outside the United States.    We conduct business outside the United States primarily in the United Kingdom, Canada and the Republic of Ireland. In addition, we have commenced a joint venture in Brazil and may also explore opportunities in other countries, including Latin American countries and other emerging markets such as India and China.

        While our business outside of the United States currently constitutes a relatively small portion of our revenues, in conducting such business we are subject to a number of significant risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions, which could have an adverse effect on our business and our reputation. Our investments outside the United States may also subject us to currency risk and, in some markets, it may be difficult to effectively hedge that risk. In addition, in some markets, we may invest as part of a joint venture with a local counterparty. Because our governance rights may be limited, we may not have control over the ability of the joint venture to make certain decisions and/or mitigate risks it faces, and significant disagreements with a joint venture counterparty may adversely impact our investment. Investments outside the United States also subject us to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, we could suffer civil and criminal penalties and our business and our reputation could be adversely affected. Some countries, particularly emerging economies, have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of, and potential liability under, the local laws. For example, in some jurisdictions, including Brazil, parties to a joint venture may, in some circumstances, have liability for some obligations of the venture and that liability may extend beyond the capital invested. Failure to comply with local laws in a particular market may result in substantial liability and could have a significant and negative effect not only on our business in that market but also on our reputation generally.

        New regulations outside of the U.S., including in the European Union, could adversely impact our results of operations and limit our growth.    Insurance laws or regulations that are adopted or amended in jurisdictions outside the U.S. may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs of compliance and thus could materially and adversely affect our results of operations and limit our growth.

        In particular, the European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to our businesses in the European Union beginning as soon as the first quarter of 2013. Under Solvency II, it is possible that the direct or indirect parent of a European Union subsidiary (including a U.S. parent company) could be subject to certain Solvency II requirements if the regulator determines that the subsidiary's capital position is dependent on an affiliated or parent company and the affiliated or parent company is not already subject to regulations deemed "equivalent" to Solvency II. In addition, regulators in countries where we have operations are working with the International Association of Insurance Supervisors (IAIS) (and in the U.S., with the NAIC) to consider changes to insurance company supervision, including group supervision. While it is not yet known how these actions will impact us, such regulation could result in increased costs of compliance, increased disclosure and less flexibility in our capital management.

        The IAIS is also working with the Financial Stability Board created by the G-20 and is expected to recommend a methodology for determining whether and which, if any, insurance companies pose a systemic risk to the global economy. Such insurers would be designated "globally systemically important financial institutions" (G-SIFIs) and would likely be subject to higher capital requirements, enhanced supervision or both. The IAIS has not yet decided upon the criteria for or the consequences of such designation.

        Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology.    We depend in large part on our technology systems for conducting business and processing claims, as well as for providing the data and analytics we utilize to manage our business, and thus our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost and resource efficient manner. Some system development projects are long-term in nature, may negatively impact our expense ratios as we invest in the projects and may cost more than we expect to complete. In addition, system development projects may not deliver the benefits we expect once they are complete, or may be replaced or become obsolete more quickly than expected, which could result in accelerated recognition of expenses. If we do not effectively and efficiently manage and upgrade our technology portfolio, or if the costs of doing so are higher than we expect, our ability to provide competitive services to new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.

        If we experience difficulties with technology, data security and/or outsourcing relationships, our ability to conduct our business could be negatively impacted.    While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present significant risks. Our business is highly dependent upon our employees' ability to perform, in an efficient and uninterrupted fashion, necessary business functions. A shut-down of, or inability to access, one or more of our facilities; a power outage; or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. In the event of a disaster such as a natural catastrophe, terrorist attack or industrial accident, or due to a computer virus, our systems could be inaccessible for an extended period of time. In addition, because our information technology and telecommunications systems increasingly interface with and depend on third-party systems, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. If our business continuity plans did not sufficiently address such a business interruption, system failure or service denial, this could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

        Our operations rely on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches, cyber attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. While we attempt to develop secure transmission capabilities with third-party vendors and others with whom we do business, we may be unable to put in place secure capabilities with all of such vendors and third parties and, in addition, these third parties may not have appropriate controls in place to protect the confidentiality of the information.

        These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, disruption of service, monetary and reputational damages and significant increases in compliance costs. As a result, our ability to conduct our business might be adversely affected.

        We have increasingly outsourced certain technology and business process functions to third parties and may continue to do so in the future. If we do not effectively develop, implement and monitor our outsourcing relationships, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to enhanced risk related to data security or service disruptions, which could result in monetary and reputational damages. In addition, our ability to receive services from third party providers outside of the United States might be impacted by cultural differences, political instability, unanticipated regulatory requirements or policies inside or outside of the United States. As a result, our ability to conduct our business might be adversely affected.

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

        Changes to existing accounting standards may adversely impact our reported results.    As a U.S.-based SEC reporting company, we are currently required to prepare our financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as promulgated by the Financial Accounting Standards Board (FASB). During the last several years, the Securities and Exchange Commission (SEC) has been evaluating whether, when and how International Financial Reporting Standards (IFRS) should be incorporated into the U.S. financial reporting system, including for companies such as us. The FASB and the IASB have also embarked on a long-term project to converge GAAP and IFRS. Additionally, the IASB and the FASB are in the process of developing a global insurance standard that may involve methodologies for valuing insurance contract liabilities that may be significantly different from the methodologies required by current GAAP. We are not able to predict whether we will choose to, or be required to, adopt IFRS or how the adoption of IFRS (or the convergence of GAAP and IFRS, including the project for valuing insurance contract liabilities) may impact our financial statements in the future. Changes in accounting standards, particularly those that specifically apply to insurance company operations, may impact the content and presentation of our reported financial results and could have adverse consequences to our reported financial results, including lower reported results of operations and shareholders' equity and increased volatility and decreased comparability of our reported results with other insurers.

        We could be adversely affected if our controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective.    Our business is highly dependent on our ability to engage on a daily basis in a large number of insurance underwriting, claim processing and investment activities, many of which are highly complex. These activities often are subject to internal guidelines and policies, as well as legal and regulatory standards. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system's objectives will be met. If our controls are not effective, it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk) or damage to our reputation.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        NONE.

Item 2.    PROPERTIES

        The Company leases its principal executive offices in New York, New York, as well as 199 field and claim offices totaling approximately 5.1 million square feet throughout the United States under leases or subleases with third parties. The Company also leases offices in the United Kingdom, Canada, India, China, Singapore and the Republic of Ireland that house operations (primarily for the Financial, Professional & International Insurance segment) in those locations. The Company owns six buildings in Hartford, Connecticut, consisting of approximately 1.8 million square feet of office space. The Company also owns office buildings located at 385 Washington Street and 130 West Sixth Street in St. Paul, Minnesota. These buildings are adjacent to one another and consist of approximately 1.1 million square feet of gross floor space. The Company also owns other real property, including office buildings in Denver, Colorado and Fall River, Massachusetts, as well as a data center located in Norcross, Georgia.

        The Company owns a building in London, England, which houses a portion of its Financial, Professional & International Insurance segment's operations in the United Kingdom.

        The Company, through its subsidiaries, owns an investment portfolio of income-producing properties and real estate funds. Included in this portfolio are four office buildings in which the Company holds a 50% ownership interest located in New York, New York, which collectively accounted for approximately 12% of the carrying value of the property portfolio at December 31, 2011.

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

Item 4.    MINE SAFETY DISCLOSURES

        NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information about the Company's executive officers is incorporated by reference from Part III, Item 10 of this annual report.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the New York Stock Exchange under the symbol "TRV." The number of holders of record, including individual owners, of the Company's common stock was 69,104 as of February 10, 2012. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners. The following table sets forth the high and low closing sales prices of the Company's common stock for each quarter during the last two fiscal years and the amount of cash dividends declared per share.

	High	Low	Cash Dividend Declared
2011
First Quarter	$60.92	$53.33	$0.36
Second Quarter	64.05	56.68	0.41
Third Quarter	59.11	47.12	0.41
Fourth Quarter	59.68	46.80	0.41
2010
First Quarter	$54.76	$47.94	$0.33
Second Quarter	53.92	48.00	0.36
Third Quarter	53.56	48.54	0.36
Fourth Quarter	57.44	52.12	0.36

        The Company paid cash dividends per share of $1.59 in 2011 and $1.41 in 2010. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, and subject to any other restrictions that may be applicable to the Company.

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

(2)
Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2006.

(3)
Companies in the S&P Property-Casualty Index as of December 31, 2011 were the following: The Travelers Companies, Inc., The Chubb Corporation, Cincinnati Financial Corporation, Progressive Corporation, Allstate Corporation, XL Group, plc., ACE Ltd. and Berkshire Hathaway, Inc.

Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.

 ISSUER PURCHASES OF EQUITY SECURITIES

        The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Oct. 1, 2011	Oct. 31, 2011	3,058,345	$57.92	3,051,200	$4,620,488,381
Nov. 1, 2011	Nov. 30, 2011	9,211,163	56.61	9,208,800	4,099,148,899
Dec. 1, 2011	Dec. 31, 2011	8,678,437	56.45	8,677,476	3,609,307,041

Total		20,947,945	$56.74	20,937,476	$3,609,307,041

        The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, share price, catastrophe losses, funding of the Company's qualified pension plan, other investment opportunities (including mergers and acquisitions), market conditions and other factors.

        The Company acquired 10,469 shares during the three months ended December 31, 2011 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

        Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III—Item 12 of this Report.

Item 6.    SELECTED FINANCIAL DATA

	At and for the year ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share amounts)
Total revenues	$25,446	$25,112	$24,680	$24,477	$26,017

Net income	$1,426	$3,216	$3,622	$2,924	$4,601

Total investments	$72,701	$72,722	$74,965	$70,738	$74,818
Total assets	104,602	105,656	110,035	110,107	115,699
Claims and claim adjustment expense reserves	51,419	51,606	53,602	55,198	58,175
Total long-term debt	6,255	6,502	6,154	5,939	5,590
Total liabilities	80,125	80,181	82,620	84,788	89,083
Total shareholders' equity	24,477	25,475	27,415	25,319	26,616
Net income per share(1):
Basic	$3.40	$6.69	$6.38	$4.87	$7.00

Diluted	$3.36	$6.62	$6.33	$4.81	$6.85

Year-end common shares outstanding	392.8	434.6	520.3	585.1	627.8

Per common share amounts:
Cash dividends	$1.59	$1.41	$1.23	$1.19	$1.13

Book value	$62.32	$58.47	$52.54	$43.12	$42.22

(1)
On January 1, 2009, the Company adopted the FASB's updated accounting guidance related to earnings per share. The impact of the adoption of this guidance was a reduction of previously reported basic earnings per share by $0.03 and $0.04 per share for the years ended December 31, 2008 and 2007, respectively, and a reduction of previously reported diluted earnings per share by $0.01 for each of the years ended December 31, 2008 and 2007.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion and analysis of the financial condition and results of operations of The Travelers Companies, Inc. (together with its subsidiaries, the Company).

2011 FINANCIAL HIGHLIGHTS

2011 Consolidated Results of Operations

  •
  Net income of $1.43 billion, or $3.40 per share basic and $3.36 diluted

  •
  Net earned premiums of $22.09 billion

  •
  Catastrophe losses of $2.56 billion ($1.67 billion after-tax)

  •
  Net favorable prior year reserve development of $715 million ($473 million after-tax)

  •
  GAAP combined ratio of 105.1%

  •
  Net investment income of $2.88 billion ($2.33 billion after-tax)

  •
  Net realized investment gains of $55 million ($36 million after-tax)

  •
  Operating cash flows of $2.17 billion

2011 Consolidated Financial Condition

  •
  Total investments of $72.70 billion; fixed maturities and short-term securities comprise 93% of total investments

  •
  Total assets of $104.60 billion

  •
  Total debt of $6.61 billion, resulting in a debt-to-total capital ratio of 21.3% (23.4% excluding net unrealized investment gains, net of tax)

  •
  Repurchased 51.0 million common shares for total cost of $2.90 billion under share repurchase authorization

  •
  Shareholders' equity of $24.48 billion; book value per common share of $62.32

  •
  Holding company liquidity of $2.39 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

(for the year ended December 31, in millions except per share amounts)	2011	2010	2009
Revenues
Premiums	$22,090	$21,432	$21,418
Net investment income	2,879	3,059	2,776
Fee income	296	287	306
Net realized investment gains	55	264	17
Other revenues	126	70	163

Total revenues	25,446	25,112	24,680

Claims and expenses
Claims and claim adjustment expenses	16,276	13,210	12,408
Amortization of deferred acquisition costs	3,876	3,802	3,813
General and administrative expenses	3,556	3,406	3,366
Interest expense	386	388	382

Total claims and expenses	24,094	20,806	19,969

Income before income taxes	1,352	4,306	4,711
Income tax expense (benefit)	(74)	1,090	1,089

Net income	$1,426	$3,216	$3,622

Net income per share
Basic	$3.40	$6.69	$6.38

Diluted	$3.36	$6.62	$6.33

GAAP combined ratio
Loss and loss adjustment expense ratio	72.9%	61.0%	57.3%
Underwriting expense ratio	32.2	32.2	31.9

GAAP combined ratio	105.1%	93.2%	89.2%

Incremental impact of direct to consumer initiative on GAAP combined ratio	0.9%	0.8%	0.5%

        The following discussions of the Company's net income and segment operating income (loss) are presented on an after-tax basis. Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted. Discussions of earnings per common share are presented on a diluted basis.

Overview

        Diluted net income per share of $3.36 in 2011 decreased by 49% from 2010, while net income of $1.43 billion decreased by 56% from 2010. The lower rate of decline in diluted net income per share reflected the impact of common share repurchases. The decline in net income in 2011 compared with 2010 primarily reflected a significant increase in catastrophe losses and lower net favorable prior year reserve development, along with lower underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins") related to earned pricing and loss cost trends, higher non-catastrophe weather-related losses, and lower net investment income and net realized investment gains. Catastrophe losses in 2011 and 2010 were $2.56 billion and $1.11 billion, respectively. Net favorable prior year reserve development in 2011 and 2010 was $715 million and $1.25 billion, respectively. Net income in 2011 benefited from a reduction in income tax expense of $104 million resulting from the favorable resolution of various prior year tax matters.

        Diluted net income per share of $6.62 in 2010 increased by 5% over 2009, despite a decrease in reported net income, due to the favorable impact of common share repurchases. Net income of $3.22 billion in 2010 was $406 million lower than in 2009, primarily reflecting a significant increase in catastrophe losses, a modest decline in net favorable prior year reserve development and reduced underlying underwriting margins related to earned pricing and loss cost trends, partially offset by increases in net investment income and net realized investment gains. Net income in 2009 reflected a reduction in income tax expense of $89 million resulting from the favorable resolution of various prior year tax matters and an $87 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in 2008. Catastrophe losses in 2010 and 2009 were $1.11 billion and $457 million, respectively. Net favorable prior year reserve development in 2010 and 2009 was $1.25 billion and $1.33 billion, respectively.

Revenues

Earned Premiums

        Earned premiums of $22.09 billion in 2011 were $658 million, or 3%, higher than in 2010. In the Business Insurance segment, earned premiums in 2011 increased by 5% over 2010. In the Financial, Professional & International Insurance segment, earned premiums in 2011 decreased by 4% from 2010. In the Personal Insurance segment, earned premiums in 2011 increased by 3% over 2010.

        Earned premiums of $21.43 billion in 2010 were $14 million, or less than 1%, higher than in 2009. In the Business Insurance segment, earned premiums in 2010 declined 2% from 2009. In the Financial, Professional & International Insurance segment, earned premiums in 2010 decreased by less than 1% from 2009. In the Personal Insurance segment, earned premiums in 2010 increased 3% over 2009.

        Factors contributing to the changes in earned premiums in each segment in 2011 and 2010 compared with the respective prior year are discussed in more detail in the segment discussions that follow.

Net Investment Income

        The following table sets forth information regarding the Company's investments.

(for the year ended December 31, in millions)	2011	2010	2009
Average investments(1)	$70,471	$71,637	$73,130
Pretax net investment income	2,879	3,059	2,776
After-tax net investment income	2,330	2,468	2,290
Average pretax yield(2)	4.1%	4.3%	3.8%
Average after-tax yield(2)	3.3%	3.4%	3.1%

(1)
Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)
Excludes net realized investment gains and losses and net unrealized investment gains and losses.

        Net investment income was $2.88 billion in 2011, $180 million, or 6%, lower than in 2010. Net investment income from fixed maturity investments of $2.54 billion in 2011 declined by $167 million compared with 2010, primarily resulting from lower long-term reinvestment yields available in the market, as well as lower average levels of fixed maturity invested assets due to the Company's common share repurchases. Net investment income generated by non-fixed maturity investments of $355 million in 2011 was $15 million lower than in 2010. The average pretax yield on the total investment portfolio was 4.1% in 2011, compared with 4.3% in 2010, reflecting the decline in both fixed maturity and non-fixed maturity investment income.

        Net investment income was $3.06 billion in 2010, $283 million, or 10%, higher than in 2009. Non-fixed maturity investments generated net investment income of $370 million in 2010, compared with negative net investment income of $40 million in 2009. The increase in net investment income from non-fixed maturity investments in 2010 reflected improved investment market conditions. Investment income from fixed maturity investments in 2010 declined $112 million compared with 2009, primarily resulting from lower long-term reinvestment yields available in the market, as well as a lower average level of fixed maturity invested assets that reflected the impact of the Company's common share repurchases. The average pretax yield on the total investment portfolio was 4.3% in 2010, compared with 3.8% in 2009, reflecting the improvement in non-fixed maturity investment income.

Fee Income

        The National Accounts market in the Business Insurance segment is the primary source of the Company's fee-based business. The changes in fee income in 2011 and 2010 compared with the respective prior years are described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains

        The following table sets forth information regarding the Company's net realized investment gains.

(for the year ended December 31, in millions)	2011	2010	2009
Net Realized Investment Gains
Other-than-temporary impairment losses:
Total gains (losses)	$30	$7	$(323)
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(55)	(33)	65

Other-than-temporary impairment losses	(25)	(26)	(258)
Other net realized investment gains	80	290	275

Net realized investment gains	$55	$264	$17

        In the second quarter of 2009, the Company adopted updated accounting guidance that changed the reporting of other-than-temporary impairments. See note 1 of notes to the Company's consolidated financial statements for a discussion of the impact of the adoption.

        Other-Than-Temporary Impairment Losses on Investments —Investment impairments in 2011 and 2010 were not significant. In 2009, worldwide financial markets experienced significant disruptions, and the United States and many other countries experienced an economic downturn, resulting in heightened credit risks, reduced valuations of investments and decreased economic activity. These factors resulted in $258 million of other-than-temporary impairment losses in 2009. Impairments in the fixed maturity portfolio in 2009 were $169 million and included $81 million related to structured mortgage securities, $70 million related to various issuers' deteriorated financial position and $18 million with respect to securities that the Company either had the intent to sell or did not have the ability to assert an intention to hold until recovery in fair value. Equity impairments in 2009 were $79 million, the majority of which were related to issuers in the financial services industry. Impairments in 2009 also included $10 million related to other investments.

        Other Net Realized Investment Gains—Other net realized investment gains in 2011 were $80 million, primarily driven by $52 million of net realized investment gains related to fixed maturity investments, $46 million of net realized investment gains related to equity securities and $41 million of net realized investment gains related to other investments, partially offset by net realized investment losses of $62 million associated with U.S. Treasury futures contracts (which require daily mark-to-market settlement and are used to shorten the duration of the Company's fixed maturity investment portfolio).

        Other net realized investment gains in 2010 were $290 million, including a $205 million pretax gain resulting from the Company's sale of substantially all of its remaining common stock holdings in Verisk Analytics, Inc. (Verisk) for total proceeds of approximately $230 million as part of a secondary public offering of Verisk. The 2010 total also included $96 million of net realized investment gains related to fixed maturity investments and $25 million of net realized investment gains related to equity securities. These gains were partially offset by $30 million of net realized investment losses related to U.S. Treasury futures contracts.

        Other net realized investment gains in 2009 were $275 million. In October 2009, the Company sold a portion of its common stock holdings in Verisk for total proceeds of approximately $184 million as part of the initial public offering of Verisk. The Company recorded a pretax realized investment gain of $159 million on this sale in 2009. Other net realized investment gains in 2009 also included $100 million of net realized investment gains related to fixed maturity investments, $23 million of net realized investment gains associated with the U.S. Treasury futures contracts and $23 million of net realized investment losses related to foreign exchange.

Other Revenues

        Other revenues primarily consist of premium installment charges. In 2010, this category also included $60 million of expenses related to the Company's purchase and retirement of $885 million of its $1.0 billion 6.25% fixed-to-floating rate junior subordinated debentures.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2011 were $16.28 billion, $3.07 billion, or 23%, higher than in 2010. The increase primarily reflected the significant increase in catastrophe losses, a decrease in net favorable prior year reserve development, the impact of loss cost trends and higher non-catastrophe weather-related losses. Catastrophe losses in 2011 and 2010 were $2.56 billion and $1.11 billion, respectively. Catastrophe losses in 2011 primarily resulted from numerous tornadoes, wind and hail storms and severe winter storms, as well as Hurricane Irene. Net favorable prior year reserve development in 2011 and 2010 was $715 million and $1.25 billion, respectively. With respect to net favorable prior year reserve development in 2011, accident years prior to and including 2009 experienced $1.10 billion of net favorable prior year reserve development, while the 2010 accident year experienced $383 million of net unfavorable prior year reserve development. Factors contributing to net favorable prior year reserve development are discussed in more detail in the segment discussions that follow.

        Claims and claim adjustment expenses were $13.21 billion in 2010, $802 million, or 6%, higher than in 2009. The increase primarily reflected the significant increase in catastrophe losses, the modest decline in net favorable prior year reserve development and the impact of loss cost trends. Catastrophe losses in 2010 and 2009 were $1.11 billion and $457 million, respectively. Catastrophe losses in 2010 primarily resulted from several severe wind and hail storms, as well as severe winter storms and an earthquake in Chile. Catastrophe losses in 2009 primarily resulted from several wind and hail storms, as well as flooding. Net favorable prior year reserve development in 2010 and 2009 were $1.25 billion and $1.33 billion, respectively.

Amortization of Deferred Acquisition Costs

        The amortization of deferred acquisition costs in 2011 was $3.88 billion, $74 million, or 2%, higher than in 2010. The amortization of deferred acquisition costs in 2010 was $3.80 billion, virtually level with the 2009 total. Changes in the amortization of deferred acquisition costs in both 2011 and 2010 were generally consistent with the changes in earned premiums as compared with the respective prior year.

General and Administrative Expenses

        General and administrative expenses in 2011 were $3.56 billion, $150 million, or 4%, higher than in 2010. The increase in 2011 was primarily due to a higher level of state assessment expenses in the Business Insurance segment, increases in employee- and technology-related costs to enhance operations and support future business growth in the Financial, Professional & International Insurance segment and costs associated with the Company's direct to consumer initiative in the Personal Insurance segment.

        General and administrative expenses in 2010 were $3.41 billion, $40 million, or 1%, higher than in 2009. The 2009 total included a reduction of $87 million in the estimate of property windpool assessments due to a decline in estimated insurance industry losses related to Hurricane Ike. Excluding that adjustment in 2009, general and administrative expenses in 2010 were $47 million, or 1%, lower than in 2009. The decline was concentrated in the Business Insurance segment, and was largely offset by higher expenses in the Personal Insurance segment resulting from the Company's direct to consumer initiative and in the Financial, Professional & International Insurance segment due to employee- and technology-related costs to enhance operations and support future business growth.

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

Interest Expense

        Interest expense in 2011, 2010 and 2009 was $386 million, $388 million and $382 million, respectively. The increase in 2010 over 2009 primarily reflected a higher average level of debt outstanding in 2010.

Effective Tax Rate

        The Company's effective tax rate was (5%), 25% and 23% in 2011, 2010 and 2009, respectively. The Company's income tax benefit of $74 million in 2011 primarily reflected the impact of tax-exempt investment income on the calculation of the Company's income tax provision. In addition, the income tax benefit in 2011 included the $104 million benefit resulting from the favorable resolution of various prior year tax matters recorded in the first quarter of 2011. The effective tax rate in 2009 also benefited from the favorable resolution of prior year tax matters. Excluding that benefit in 2009, the effective tax rates in 2010 and 2009 were virtually level.

GAAP Combined Ratios

        The consolidated GAAP combined ratio of 105.1% in 2011 was 11.9 points higher than the consolidated GAAP combined ratio of 93.2% in 2010.

        The consolidated loss and loss adjustment expense ratio of 72.9% in 2011 was 11.9 points higher than the loss and loss adjustment expense ratio of 61.0% in 2010. Catastrophe losses accounted for 11.6 points and 5.2 points of the 2011 and 2010 loss and loss adjustment expense ratios, respectively. Net favorable prior year reserve development provided 3.2 points and 5.8 points of benefit to the consolidated loss and loss adjustment expense ratio in 2011 and 2010, respectively. The consolidated loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development in 2011 was 2.9 points higher than the 2010 ratio on the same basis, primarily reflecting the impact of loss cost trends and higher non-catastrophe weather-related losses.

        The consolidated underwriting expense ratio of 32.2% in 2011 was level with the underwriting expense ratio in 2010.

        The consolidated GAAP combined ratio of 93.2% in 2010 was 4.0 points higher than the consolidated GAAP combined ratio of 89.2% in 2009.

        The consolidated loss and loss adjustment expense ratio of 61.0% in 2010 was 3.7 points higher than the loss and loss adjustment expense ratio of 57.3% in 2009. Catastrophe losses accounted for 5.2 points and 2.1 points of the 2010 and 2009 loss and loss adjustment expense ratios, respectively. Net favorable prior year reserve development provided 5.8 points and 6.2 points of benefit to the consolidated loss and loss adjustment expense ratio in 2010 and 2009, respectively. The consolidated loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development in 2010 was 0.2 points higher than the 2009 ratio on the same basis, primarily reflecting the impact of loss cost trends.

        The consolidated underwriting expense ratio of 32.2% in 2010 was 0.3 points higher than the 2009 consolidated underwriting expense ratio of 31.9%. The 2009 ratio reflected a 0.4 point benefit resulting from the reduction in the estimate of property windpool assessments related to Hurricane Ike. Excluding that factor in 2009, the consolidated underwriting expense ratio in 2010 was 0.1 points lower than in 2009.

Written Premiums

        Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2011	2010	2009
Business Insurance	$12,418	$11,891	$12,098
Financial, Professional & International Insurance	3,408	3,534	3,713
Personal Insurance	8,061	7,877	7,474

Total	$23,887	$23,302	$23,285

	Net Written Premiums
(for the year ended December 31, in millions)	2011	2010	2009
Business Insurance	$11,340	$10,857	$10,902
Financial, Professional & International Insurance	3,102	3,211	3,285
Personal Insurance	7,745	7,567	7,149

Total	$22,187	$21,635	$21,336

        Gross and net written premiums in 2011 both increased by 3% over 2010. In 2010, gross written premiums increased by less than 1% over 2009, while net written premiums increased by 1%. Factors contributing to the changes in gross and net written premiums in each segment in 2011 and 2010 as compared with the respective prior year are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

        Results of the Company's Business Insurance segment were as follows:

(for the year ended December 31, in millions)	2011	2010	2009
Revenues:
Earned premiums	$11,327	$10,766	$10,968
Net investment income	2,041	2,156	1,902
Fee income	295	285	306
Other revenues	31	28	42

Total revenues	$13,694	$13,235	$13,218

Total claims and expenses	$12,206	$10,157	$9,778

Operating income	$1,354	$2,301	$2,590

Loss and loss adjustment expense ratio	73.1%	59.1%	53.9%
Underwriting expense ratio	31.6	32.2	32.2

GAAP combined ratio	104.7%	91.3%	86.1%

Overview

        Operating income of $1.35 billion in 2011 was $947 million, or 41%, lower than in 2010. The decrease in 2011 primarily reflected lower net favorable prior year reserve development and a significant increase in catastrophe losses, along with lower underlying underwriting margins related to earned pricing and loss cost trends, and lower net investment income. These factors were partially offset by an increase in business volumes and a $76 million benefit resulting from the favorable resolution of various prior year tax matters. Net favorable prior year reserve development was $245 million in 2011, compared with $901 million in 2010. Catastrophe losses in 2011 were $1.02 billion, compared with $437 million in 2010.

        Operating income of $2.30 billion in 2010 was $289 million, or 11%, lower than in 2009. The decrease in 2010 primarily reflected a significant increase in catastrophe losses, a modest decline in net favorable prior year reserve development, lower underlying underwriting margins related to earned pricing and loss cost trends, partially offset by an increase in net investment income and a decline in general and administrative expenses. In addition, operating income in 2009 included a benefit of $42 million from the favorable resolution of various prior year tax matters and a $38 million reduction in the estimate of property windpool assessments related to Hurricane Ike. Catastrophe losses in 2010 were $437 million, compared with $176 million in 2009. Net favorable prior year reserve development was $901 million in 2010, compared with $1.03 billion in 2009.

Revenues

Earned Premiums

        Earned premiums of $11.33 billion in 2011 were $561 million, or 5%, higher than in 2010, primarily reflecting the impact of an increase in net written premiums over the preceding twelve months. Earned premiums in 2011 also benefited from positive audit premium adjustments related to increased insured exposures for existing policyholders, compared with negative audit premium adjustments in 2010 related to decreased insured exposures for existing policyholders. In 2010, earned premiums of $10.77 billon were $202 million, or 2%, lower than in 2009, primarily reflecting reduced insured exposures due to lower levels of economic activity in 2010.

Net Investment Income

        Net investment income of $2.04 billion in 2011 was $115 million, or 5%, lower than in 2010. In 2010, net investment income of $2.16 billion was $254 million, or 13% higher than in 2009. Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the changes in the Company's net investment income in 2011 and 2010 as compared with the respective prior year. In addition, refer to note 2 of notes to the Company's consolidated financial statements herein for a discussion of the Company's net investment income allocation methodology.

Fee Income

        National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers' compensation residual market pools. Fee income in 2011 increased by $10 million, or 4%, over 2010, driven by strong business retention rates coupled with higher serviced premium and claim volume in workers' compensation residual market pools. In 2010, fee income decreased $21 million, or 7%, from 2009, primarily reflecting lower new business volume due to lower levels of economic activity and lower serviced premium and claim volume due to the de-population of workers' compensation residual market pools. The decline in 2010 also reflected the impact of both lower claim volume and lower loss costs (as fees are based either on the number of claims serviced or as a percentage of losses) driven by workers' compensation reforms, as well as overall lower claim frequency and increased competition.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2011 were $8.45 billion, $1.94 billion, or 30%, higher than in 2010. The increase in 2011 primarily reflected a significant decline in net favorable prior year reserve development and a significant increase in catastrophe losses, along with the impact of loss cost trends that included slightly higher than expected loss costs in the workers' compensation and commercial auto product lines. Net favorable prior year reserve development in 2011 was $245 million, compared with $901 million in 2010. Net favorable prior year reserve development in 2011 was primarily driven by better than expected loss development in the general liability product line (excluding increases to asbestos and environmental reserves discussed below), which was concentrated in excess coverages for accident years 2005-2008 and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected, as well as better than expected loss development for the 2008 and 2009 accident years in the property product line. The workers' compensation line of business contributed slightly to net favorable prior year reserve development in 2011, as favorable reserve development for the 2003-2009 accident years was largely offset by net unfavorable reserve development for the 2010 accident year related to higher than expected loss frequency. These factors were partially offset by $175 million and $76 million increases to asbestos and environmental reserves in 2011, respectively (discussed in further detail in the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections herein), unfavorable prior year reserve development in the commercial multi-peril product line driven by higher than expected late reported hail claims from 2010 and unfavorable prior year reserve development in the commercial automobile product line that reflected worse than expected severity for the 2009-2010 accident years. Catastrophe losses in 2011 were $1.02 billion, compared with $437 million in 2010. Catastrophe losses in 2011 primarily resulted from winter storms and severe wind and hail storms throughout the United States, as well as Hurricane Irene.

        Claims and claim adjustment expenses in 2010 were $6.50 billion, $467 million, or 8%, higher than in 2009. The increase in 2010 primarily reflected a significant increase in catastrophe losses, a modest decline in net favorable prior year reserve development and the impact of loss cost trends. Catastrophe losses in 2010 and 2009 were $437 million and $176 million, respectively. Catastrophe losses in 2010 primarily resulted from several severe wind and hail storms as well as severe winter storms. Net favorable prior year reserve development in 2010 and 2009 was $901 million and $1.03 billion, respectively. Net favorable prior year reserve development in 2010 was driven by better than expected loss development in the property, general liability (excluding increases to asbestos and environmental reserves discussed below) and workers' compensation product lines for multiple accident years, as well as in assumed reinsurance, which is in runoff. The property product line improvement primarily occurred in the 2008 and 2009 accident years as a result of better than expected loss development in Industry-Focused Underwriting and Target Risk Underwriting. The general liability product line improvement was concentrated in excess coverages for accident years 2006 and prior and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected. Net favorable prior year reserve development in the workers' compensation product line was concentrated in accident years 2007 and prior and resulted from better than expected loss development. The improvement in assumed reinsurance resulted primarily from favorable resolutions of claims and disputes from accident years 2002 and prior. In addition, better than expected loss development in the Business Insurance segment in recent years resulted in a favorable re-estimation of reserves for unallocated loss adjustment expenses in 2010. The net favorable prior year reserve development in these product lines in 2010 was partially offset by $140 million and $35 million increases to asbestos and environmental reserves, respectively (discussed in further detail in the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections herein).

        Net favorable prior year reserve development in 2009 of $1.03 billion was driven by better than expected loss development primarily concentrated in the general liability (excluding increases to asbestos and environmental reserves discussed below), commercial multi-peril, commercial automobile and commercial property product lines for recent accident years, reflecting greater reductions in frequency than the Company expected based upon long-term frequency trends that have been declining. The general liability and commercial multi-peril product lines experienced better than anticipated loss development that was attributable to several factors, including what the Company believes to be improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial automobile line of business experienced better than expected loss development that was attributable to what the Company believes to be more favorable legal and judicial environments than what the Company previously expected, claim handling initiatives and improvements in auto safety technology. The commercial property product line improvement primarily occurred in the 2007 and 2008 accident years as a result of better than expected loss development for certain large national property and inland marine exposures. In addition, the commercial property product line's 2005 accident year experience improved due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The net favorable prior year reserve development in these product lines in 2009 was partially offset by $185 million and $70 million increases to asbestos reserves and environmental reserves, respectively (discussed in more detail in the "Asbestos Claims and Litigation" and "Environmental Claims and Litigation" sections herein).

Amortization of Deferred Acquisition Expenses

        The amortization of deferred acquisition costs in 2011 was $1.82 billion, $66 million, or 4%, higher than in 2010. The amortization of deferred acquisition costs in 2010 was $1.75 billion, $26 million, or 1%, lower than in 2009. The changes in both 2011 and 2010 were consistent with the changes in earned premiums compared to the respective prior year.

General and Administrative Expenses

        General and administrative expenses in 2011 were $1.94 billion, $40 million, or 2%, higher than in 2010, primarily driven by a higher level of state assessment expenses related to workers' compensation business in New York, which more than offset an overall reduction in operating expenses.

        General and administrative expenses in 2010 were $1.90 billion, $62 million, or 3%, lower than in 2009. The 2009 total included a $38 million reduction in the estimate of property windpool assessments related to Hurricane Ike. Adjusting for that reduction in 2009, general and administrative expenses in 2010 were $100 million, or 5%, lower than in 2009, driven by a decline in loss-based assessments that reflected the impact of favorable prior year reserve development and favorable rate changes, as well as a decline in employee-related expenses and a reduction in the amount of the Company's corporate advertising expense allocated to this segment resulting from a change in focus to the Personal Insurance segment's direct to consumer initiative in 2010.

GAAP Combined Ratios

        The GAAP combined ratio of 104.7% in 2011 was 13.4 points higher than the GAAP combined ratio of 91.3% in 2010.

        In 2011, the loss and loss adjustment expense ratio of 73.1% was 14.0 points higher than the 2010 ratio of 59.1%. Catastrophe losses in 2011 and 2010 accounted for 9.0 points and 4.1 points of the loss and loss adjustment expense ratio, respectively. Net favorable prior year reserve development provided 2.2 points and 8.4 points of benefit to the loss and loss adjustment expense ratio in 2011 and 2010, respectively. The loss and loss adjustment expense ratio in 2011 excluding catastrophe losses and prior year reserve development was 2.9 points higher than the 2010 ratio on the same basis, reflecting the impact of loss cost trends described above.

        The underwriting expense ratio of 31.6% in 2011 was 0.6 points lower than the 2010 underwriting expense ratio, primarily reflecting the impact of higher earned premiums.

        The GAAP combined ratio of 91.3% in 2010 was 5.2 points higher than the GAAP combined ratio of 86.1% in 2009.

        In 2010, the loss and loss adjustment expense ratio of 59.1% was 5.2 points higher than the 2009 ratio of 53.9%. Catastrophe losses in 2010 and 2009 accounted for 4.1 points and 1.6 points of the loss and loss adjustment expense ratio, respectively. Net favorable prior year reserve development provided 8.4 points and 9.3 points of benefit to the loss and loss adjustment expense ratio in 2010 and 2009, respectively. The loss and loss adjustment expense ratio in 2010 excluding catastrophe losses and prior year reserve development was 1.8 points higher than the 2009 ratio on the same basis, reflecting the impact of loss cost trends described above.

        The underwriting expense ratio of 32.2% in 2010 was level with the 2009 underwriting expense ratio. The underwriting expense ratio in 2009 included a 0.3 point benefit from the reduction in the estimate of windpool assessments described above. Adjusting for that factor in 2009, the underwriting expense ratio for 2010 was 0.3 points lower than the 2009 underwriting expense ratio. The improvement in the 2010 adjusted underwriting expense ratio reflected the decline in expenses described above.

Written Premiums

        The Business Insurance segment's gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2011	2010	2009
Select Accounts	$2,830	$2,758	$2,804
Commercial Accounts	3,076	2,753	2,687
National Accounts	1,112	1,111	1,321
Industry-Focused Underwriting	2,473	2,368	2,363
Target Risk Underwriting	2,035	2,008	2,014
Specialized Distribution	886	883	901

Total Business Insurance Core	12,412	11,881	12,090
Business Insurance Other	6	10	8

Total Business Insurance	$12,418	$11,891	$12,098

	Net Written Premiums
(for the year ended December 31, in millions)	2011	2010	2009
Select Accounts	$2,784	$2,718	$2,756
Commercial Accounts	2,890	2,576	2,493
National Accounts	782	806	902
Industry-Focused Underwriting	2,407	2,299	2,279
Target Risk Underwriting	1,587	1,573	1,568
Specialized Distribution	880	872	889

Total Business Insurance Core	11,330	10,844	10,887
Business Insurance Other	10	13	15

Total Business Insurance	$11,340	$10,857	$10,902

        In 2011, gross and net written premiums both increased by 4% over 2010. The increase in gross and net written premiums in 2011 was concentrated in Commercial Accounts and Industry-Focused Underwriting and, to a lesser extent, in Select Accounts. Gross and net written premiums were favorably impacted by positive audit premium adjustments in 2011, as compared with negative adjustments in 2010. Overall business retention rates remained strong in 2011 and were consistent with 2010. Both components of renewal premium changes—renewal rate changes and insured exposure growth—were positive in 2011 and improved over 2010. New business levels in 2011 declined modestly from 2010.

        In 2010, gross and net written premiums decreased by 2% and less than 1%, respectively, from 2009. The difference in rates of decline between gross and net written premiums in 2010 was concentrated in National Accounts. A significant portion of gross written premiums for products offered by National Accounts is ceded to other insurers and residual market pools. As a result, the decline in gross written premiums did not have a proportional impact on net written premiums. The decline in gross and net written premiums in 2010 was driven in large part by lower levels of economic activity that impacted exposure changes at renewal, audit premium adjustments, policy endorsements and mid-term cancellations.

        Select Accounts.    Net written premiums of $2.78 billion in 2011 increased by 2% over 2010. Business retention rates remained strong and were consistent with 2010. Renewal premium changes, comprising both renewal rate changes and insured exposure growth, remained positive in 2011. Renewal premium changes in 2011 were level with 2010, as growth in renewal rate changes was offset by a lower level of insured exposure growth. New business volume in 2011 declined from 2010. Net written premiums of $2.72 billion in 2010 decreased 1% from 2009. Business retention rates in 2010 remained strong but were slightly lower than in 2009. Renewal premium changes remained positive in 2010 and increased over 2009, reflecting positive renewal rate changes and modest exposure growth. New business volume in 2010 declined compared with 2009, driven by lower business volumes from larger accounts where marketplace competition remained high.

        Commercial Accounts.    Net written premiums of $2.89 billion in 2011 increased by 12% over 2010. The increase was partially due to the benefit of positive audit premium adjustments, compared with negative adjustments in 2010. Business retention rates remained strong, decreasing slightly in 2011 compared with 2010. Renewal premium changes were positive in 2011 and increased over 2010, primarily driven by positive renewal rate changes. New business volume in 2011 declined slightly from 2010. Net written premiums of $2.58 billion in 2010 were 3% higher than in 2009. Business retention rates in 2010 remained strong and increased slightly over 2009. Renewal premium changes in 2010 were slightly positive, as positive renewal rate changes were largely offset by a modest decline in exposures that reflected the impact of general economic conditions. New business levels also increased over 2009.

        National Accounts.    Net written premiums of $782 million in 2011 decreased by 3% from 2010, primarily reflecting negative retrospective premium adjustments related to prior year policies. Business retention rates remained high in 2011 and increased slightly over 2010, while renewal premium changes in 2011 also increased over 2010. New business volume in 2011 declined slightly from 2010. Net written premiums of $806 million in 2010 were 11% lower than in 2009, reflecting reduced insurance exposures driven by lower levels of economic activity, lower prior year retrospective premium adjustments and the loss of a large account. Despite the loss of that account, business retention rates remained high in 2010.

        Industry-Focused Underwriting.    Net written premiums of $2.41 billion in 2011 increased by 5% over 2010, primarily driven by growth in Construction, Oil & Gas and Technology. Net written premiums of $2.30 billion in 2010 increased 1% over 2009. Premium growth in 2010 was concentrated in the Technology, Agribusiness and Oil & Gas business units.

        Target Risk Underwriting.    Net written premiums of $1.59 billion in 2011 increased slightly over 2010, as premium growth in Inland Marine and Excess Casualty was largely offset by a decline in National Property. Net written premiums of $1.57 billion in 2010 were slightly higher than in 2009, as premium growth in the Boiler & Machinery and Inland Marine business units was largely offset by a decline in National Property premium volume.

        Specialized Distribution.    Net written premiums of $880 million in 2011 increased slightly over 2010, driven by growth in the National Programs business unit. Net written premiums of $872 million in 2010 were 2% lower than in 2009, primarily driven by negative renewal premium changes in both the Northland and National Programs business units. Business retention rates in both business units increased over 2009.

Financial, Professional & International Insurance

        Results of the Company's Financial, Professional & International Insurance segment were as follows:

(for the year ended December 31, in millions)	2011	2010	2009
Revenues:
Earned premiums	$3,174	$3,317	$3,333
Net investment income	414	439	452
Fee income	1	2	—
Other revenues	26	27	27

Total revenues	$3,615	$3,785	$3,812

Total claims and expenses	$2,738	$2,920	$2,948

Operating income	$647	$620	$642

Loss and loss adjustment expense ratio	46.4%	50.9%	52.1%
Underwriting expense ratio	39.4	36.8	36.0

GAAP combined ratio	85.8%	87.7%	88.1%

Overview

        Operating income of $647 million in 2011 was $27 million, or 4%, higher than operating income in 2010, primarily reflecting an increase in underwriting margins, partially offset by a decline in net investment income. The increase in underwriting margins was driven by higher net favorable prior year reserve development, declines in catastrophe and non-catastrophe weather-related losses and a $14 million benefit resulting from the favorable resolution of various prior year tax matters, partially offset by the impact of lower business volume, higher general and administrative expenses and a higher level of what the Company defines as large losses. Net favorable prior year reserve development in 2011 was $360 million, compared with $259 million in 2010. Catastrophe losses in 2011 were $55 million, compared with $82 million in 2010.

        Operating income of $620 million in 2010 was $22 million, or 3%, lower than in 2009, primarily driven by increases in catastrophe losses, non-catastrophe weather-related losses, and general and administrative expenses, as well as lower business volumes, which were partially offset by an increase in net favorable prior year reserve development. Net favorable prior year reserve development in 2010 and 2009 was $259 million and $168 million, respectively. Catastrophe losses in 2010 and 2009 were $82 million and $3 million, respectively.

Revenues

Earned Premiums

        Earned premiums of $3.17 billion in 2011 decreased by $143 million, or 4%, from 2010. The decline primarily reflected the impact of the termination of an exclusive broker relationship in the Republic of Ireland in the fourth quarter of 2010, lower construction surety premium volumes over the preceding twelve months, intentional underwriting actions undertaken in the Company's operations at Lloyd's intended to improve risk and reward (particularly in the catastrophe-exposed lines of business) and competitive market conditions. Earned premiums in 2011 benefited slightly from the favorable impact of foreign currency exchange rates. In addition, earned premiums in 2010 benefited from the impact of a reduction in surety reinsurance costs associated with prior year reinsurance treaties.

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

Net Investment Income

        Net investment income of $414 million in 2011 decreased by $25 million, or 6%, compared with 2010. In 2010, net investment income of $439 million declined by $13 million, or 3%, from 2009. Included in the Financial, Professional & International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. As a result, reported net investment income in the Financial, Professional & International Insurance segment reflects a significantly smaller proportion of allocated net investment income, including that from the Company's non-fixed maturity investments that experienced a substantial increase in investment income in 2010. Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the change in the Company's consolidated net investment income in 2011 and 2010 as compared with the respective prior years. In addition, refer to note 2 of notes to the Company's consolidated financial statements for a discussion of the Company's net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2011 were $1.49 billion, $213 million, or 13%, lower than in 2010, primarily reflecting an increase in net favorable prior year reserve development, a decline in catastrophe losses, lower non-catastrophe weather-related losses and lower business volume, partially offset by a higher level of large losses. Net favorable prior year reserve development was $360 million and $259 million in 2011 and 2010, respectively. Both Bond & Financial Products and International contributed to the net favorable prior year reserve development in 2011. In Bond & Financial Products, net favorable development in 2011 primarily reflected better than expected results for accident years 2008 and prior for the contract surety business, and better than expected loss development for liability lines of business, driven by the fiduciary product for accident years 2008 and prior. In International, net favorable development in 2011 reflected better than expected loss development in Canada, primarily in the surety, directors and officers, and general liability lines of business for recent accident years and better than expected development in the Company's operation at Lloyd's in the aviation, kidnap & ransom, and property lines for recent accident years. Catastrophe losses in 2011 were $55 million, compared with $82 million in 2010. Catastrophe losses in 2011 included losses from floods in Thailand and an earthquake in Japan. Catastrophe losses in 2010 primarily resulted from an earthquake in Chile.

        Claims and claim adjustment expenses in 2010 were $1.70 billion, $47 million, or 3%, lower than in 2009, primarily reflecting an increase in net favorable prior year reserve development, partially offset by increases in catastrophe losses and non-catastrophe weather-related losses. In addition, the 2009 total included an increase in reserves for a non-renewed professional liability program in the Republic of Ireland. Net favorable prior year reserve development was $259 million and $168 million in 2010 and 2009, respectively. In Bond & Financial Products, net favorable prior year reserve development in 2010 was driven by better than expected loss development in the surety and management liability lines of business due to lower than expected claim activity and loss severity in the 2008 and prior accident years. In International, the majority of net favorable prior year reserve development in 2010 occurred at the Company's operation at Lloyd's, in Canada and in the United Kingdom. Net favorable prior year reserve development in 2009 was driven by better than expected loss development in International, particularly in the United Kingdom and Canada. In addition, the Aviation and Property lines of business at Lloyd's experienced net favorable prior year reserve development in 2009. In Bond & Financial Products, better than expected loss development for the contract surety business within the fidelity and surety product line for recent accident years also resulted in net favorable prior year reserve development in 2009. Catastrophe losses in 2010 and 2009 were $82 million and $3 million, respectively.

Amortization of Deferred Acquisition Costs

        The amortization of deferred acquisition costs was $603 million in 2011, $9 million, or 1%, lower than in 2010. The decrease in 2011 was less than the decrease in earned premiums, primarily due to the increase to earned premiums in 2010 as a result of a reduction in surety reinsurance costs associated with prior year reinsurance treaties. The amortization of deferred acquisition costs was $612 million in 2010, $10 million, or 2%, lower than in 2009, consistent with the decline in earned premiums when factoring in the impact on earned premiums in 2010 of the reduction in surety reinsurance costs associated with prior year reinsurance treaties.

General and Administrative Expenses

        General and administrative expenses of $648 million in 2011 were $40 million, or 7%, higher than in 2010. General and administrative expenses of $608 million in 2010 were $29 million, or 5%, higher than the 2009 total of $579 million. The increases in both 2011 and 2010 primarily reflecting increases in employee- and technology-related costs in International to enhance operations and support future business growth.

GAAP Combined Ratios

        The GAAP combined ratio of 85.8% in 2011 was 1.9 points lower than the GAAP combined ratio of 87.7% in 2010.

        The loss and loss adjustment expense ratio of 46.4% in 2011 was 4.5 points lower than the 2010 ratio of 50.9%. Catastrophe losses in 2011 and 2010 accounted for 1.7 and 2.4 points of the loss and loss adjustment expense ratio, respectively. Net favorable prior year reserve development provided 11.3 points and 7.8 points of benefit to the loss and loss adjustment expense ratio in 2011 and 2010, respectively. The loss and loss adjustment expense ratio in 2011 excluding catastrophe losses and prior year reserve development was 0.3 points lower than the 2010 ratio on the same basis, reflecting the factors discussed above.

        The underwriting expense ratio of 39.4% in 2011 was 2.6 points higher than the underwriting expense ratio of 36.8% in 2010. The increase in 2011 primarily reflected lower earned premium volumes in International and construction surety and the increase in general and administrative expenses discussed above.

        The GAAP combined ratio of 87.7% in 2010 was 0.4 points lower than the GAAP combined ratio of 88.1% in 2009.

        The loss and loss adjustment expense ratio of 50.9% in 2010 was 1.2 points lower than the 2009 ratio of 52.1%. Catastrophe losses in 2010 and 2009 accounted for 2.4 and 0.1 points of the loss and loss adjustment expense ratio, respectively. Net favorable prior year reserve development provided 7.8 points and 5.1 points of benefit, to the loss and loss adjustment expense ratio in 2010 and 2009, respectively. The loss and loss adjustment expense ratio in 2010 excluding catastrophe losses and prior year reserve development was 0.8 points lower than the 2009 ratio on the same basis, reflecting the factors discussed above.

        The underwriting expense ratio of 36.8% in 2010 was 0.8 points higher than the underwriting expense ratio of 36.0% in 2009, primarily reflecting the increase in general and administrative expenses discussed above.

Written Premiums

        Financial, Professional & International Insurance gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2011	2010	2009
Bond & Financial Products	$2,092	$2,133	$2,262
International	1,316	1,401	1,451

Total Financial, Professional & International Insurance	$3,408	$3,534	$3,713

	Net Written Premiums
(for the year ended December 31, in millions)	2011	2010	2009
Bond & Financial Products	$1,953	$1,981	$2,040
International	1,149	1,230	1,245

Total Financial, Professional & International Insurance	$3,102	$3,211	$3,285

        Gross and net written premiums in 2011 decreased by 4% and 3%, respectively, compared with 2010. In 2010, gross and net written premiums decreased by 5% and 2%, respectively, compared with 2009.

        Net written premiums of $1.95 billion in Bond & Financial Products in 2011 were $28 million, or 1%, lower than in 2010, reflecting lower construction surety premium volume due to the continued slowdown in construction spending, and disciplined underwriting. The decrease also reflected the impact of reductions in surety reinsurance costs in 2010 associated with prior year reinsurance treaties. Excluding the surety line of business, for which the following are not relevant measures, business retention rates in 2011 remained strong and were higher than in 2010. Renewal premium changes in 2011 were slightly positive (compared with slightly negative in 2010), as the modest growth in insured exposures exceeded negative renewal rate changes. New business volume in 2011 increased considerably over 2010.

        Net written premiums of $1.98 billion in Bond & Financial Products in 2010 were $59 million, or 3% lower than in 2009, primarily reflecting the impact of underwriting actions taken and competitive market conditions in the Professional Liability and Public Company Liability business units. In addition, construction and commercial surety net written premium volume declined in 2010 compared with 2009, reflecting the impact of the economic downturn. These factors were partially offset by a reduction in reinsurance costs. Excluding the surety line of business, business retention rates in 2010 were strong and slightly higher than in 2009. Renewal premium changes in 2010 were negative, reflecting both a decline in renewal rate changes and reduced insured exposures due to intentional underwriting actions taken and lower levels of economic activity. New business volume in 2010 declined from 2009, which reflected increasingly competitive market conditions in 2010.

        Net written premiums of $1.15 billion in International in 2011 were $81 million, or 7%, lower than in 2010, primarily reflecting the Company's withdrawal from personal insurance business in the Republic of Ireland during the preceding twelve months. Excluding the surety line of business, business retention rates in 2011 declined from 2010, primarily as a result of the Company's withdrawal from personal insurance business in the Republic of Ireland. New business volume in International in 2011 decreased from 2010, primarily reflecting the Company's withdrawal from personal insurance business in the Republic of Ireland and intentional underwriting actions in the Company's operations at Lloyd's. Renewal premium changes in 2011 were flat in 2011 (compared with slightly positive in 2010), as positive renewal rate changes were offset by a decline in insured exposures.

        Net written premiums of $1.23 billion in International in 2010 were $15 million, or 1%, lower than in 2009, primarily reflecting the impact of intentional underwriting actions and competitive market conditions. Those factors were largely offset by changes in the structure of the Company's reinsurance that modestly increased retentions to directionally align retentions in the Company's International business with its U.S. practices, as well as the favorable impact of foreign currency exchange rates. In late 2008, the Company commenced an exclusive relationship with a broker in the Republic of Ireland that significantly increased the 2009 volume of personal automobile coverage written and also resulted in the Company writing personal household coverages. The Company ceased writing business through this relationship in the fourth quarter of 2010. Excluding the surety line of business, retention rates in 2010 declined from 2009. New business volume also declined in 2010, primarily due to intentional underwriting actions and the termination of a broker relationship in the Republic of Ireland. Renewal premium changes were slightly positive in 2010, driven by positive renewal rate changes, partially offset by reduced insured exposures.

Personal Insurance

        Results of the Company's Personal Insurance segment were as follows:

(for the year ended December 31, in millions)	2011	2010	2009
Revenues:
Earned premiums	$7,589	$7,349	$7,117
Net investment income	424	464	422
Other revenues	70	75	84

Total revenues	$8,083	$7,888	$7,623

Total claims and expenses	$8,708	$7,314	$6,824

Operating income (loss)	$(332)	$440	$601

Loss and loss adjustment expense ratio	83.5%	68.1%	65.0%
Underwriting expense ratio	30.1	30.2	29.6

GAAP combined ratio	113.6%	98.3%	94.6%

Incremental impact of direct to consumer initiative on GAAP combined ratio	2.5%	2.2%	1.7%

Overview

        An operating loss of ($332) million in 2011 compared with operating income of $440 million in 2010. This decline in operating income was primarily driven by a significant increase in catastrophe losses, along with lower underlying underwriting margins related to earned pricing and loss cost trends, higher than expected non-catastrophe weather-related losses, lower net investment income and an increase in expenses related to the Company's direct to consumer initiative. These factors were partially offset by the favorable impact of increased business volumes, an increase in net favorable prior year reserve development and a $10 million benefit resulting from the favorable resolution of various prior year tax matters. Catastrophe losses in 2011 were $1.49 billion, compared with $594 million in 2010. Net favorable prior year reserve development in 2011 was $110 million, compared with $87 million in 2010.

        In 2010, operating income of $440 million was $161 million, or 27%, lower than in 2009. The decline primarily reflected the significant increase in catastrophe losses, a decline in net favorable prior year reserve development and an increase in expenses related to the Company's direct to consumer initiative. These factors were partially offset by increases in net investment income and business volume, the favorable impact of earned pricing and loss cost trends, as well as a reduction in non-catastrophe weather-related losses. In addition, operating income in 2009 included a $48 million reduction in the estimate of property windpool assessments related to Hurricane Ike that had been recorded in general and administrative expenses in 2008. Catastrophe losses in 2010 and 2009 were $594 million and $278 million, respectively. Net favorable prior year reserve development in 2010 and 2009 was $87 million and $135 million, respectively.

Revenues

Earned Premiums

        Earned premiums of $7.59 billion in 2011 were $240 million, or 3%, higher than in 2010. Earned premiums of $7.35 billion in 2010 were $232 million, or 3%, higher than in 2009. The increases in both years primarily reflected an increase in net written premiums over the preceding twelve months.

Net Investment Income

        Net investment income of $424 million in 2011 decreased by $40 million, or 9%, from 2010. In 2010, net investment income of $464 million increased by $42 million, or 10%, over 2009. Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the change in the Company's net investment income in 2011 and 2010 as compared with the respective prior year. In addition, refer to note 2 of notes to the Company's consolidated financial statements for a discussion of the Company's net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses of $6.34 billion in 2011 were $1.34 billion, or 27%, higher than in 2010. The increase primarily reflected the significant increase in catastrophe losses, along with the impact of loss cost trends, higher than expected non-catastrophe weather-related losses and higher business volumes. These factors were partially offset by an increase in net favorable prior year reserve development. Catastrophe losses in 2011 and 2010 were $1.49 billion and $594 million, respectively. Catastrophe losses in 2011 included the impact of multiple tornadoes and hail storms, primarily in the Midwest and Southeast regions of the United States, as well as Hurricane Irene. Catastrophe losses in 2010 resulted from several severe wind and hail storms. Net favorable prior year reserve development in 2011 and 2010 was $110 million and $87 million, respectively. The 2011 total was driven by better than expected loss development related to catastrophe losses incurred in the first half of 2010, as well as better than expected loss development in the 2006-2010 accident years for the umbrella line of business in the Homeowners and Other product line, partially offset by worse than expected loss development in the Automobile product line for the 2007-2010 accident years.

        Claims and claim adjustment expenses in 2010 were $5.01 billion, $382 million, or 8%, higher than in 2009. The total in 2010 reflected the significant increase in catastrophe losses, the reduction in net favorable prior year reserve development and increased business volume, partially offset by a decline in non-catastrophe weather-related losses and improved loss cost trends. Catastrophe losses in 2010 and 2009 were $594 million and $278 million, respectively. Catastrophe losses in 2009 primarily resulted from several wind and hail storms, as well as flooding. Net favorable prior year reserve development in 2010 and 2009 was $87 million and $135 million, respectively. Net favorable prior year reserve development in 2010 was concentrated in the Homeowners and Other product line, primarily driven by favorable loss development in the 2008 and prior accident years, primarily for the umbrella line of business, partially offset by unfavorable loss development in the 2009 accident year for the homeowners line of business that was driven by higher than anticipated late-reported claims related to storms in

2009. Net favorable prior year reserve development in 2009 primarily reflected favorable loss development related to Hurricanes Ike and Katrina, as well as the 2007 California wildfires.

Amortization of Deferred Acquisition Costs

        The amortization of deferred acquisition costs was $1.46 million in 2011, $17 million, or 1%, higher than in 2010. The increase in 2011 was less than the increase in earned premiums, primarily reflecting an increase in the number of agents reverting to a contingent commission compensation program (the costs of which are classified in "general and administrative expenses") from a fixed-value compensation program (the costs of which are classified in "amortization of deferred acquisition costs"). The amortization of deferred acquisition costs in 2010 was $1.44 billion, $25 million, or 2%, higher than in 2009. The increase in 2010 was consistent with the increase in earned premiums.

General and Administrative Expenses

        General and administrative expenses of $908 million in 2011 were $41 million, or 5%, higher than in 2010. The increase in 2011 was primarily driven by costs associated with the Company's direct to consumer initiative, as well as the increase in contingent commission expense due to the increase in the number of agents reverting to a contingent commission compensation program. The cost of the contingent commission program is not subject to deferred acquisition cost accounting treatment and, therefore, is expensed as incurred.

        General and administrative expenses of $867 million in 2010 were $83 million, or 11%, higher than in 2009. The total in 2009 reflected a $48 million reduction in the estimate of property windpool assessments related to Hurricane Ike, which occurred in 2008. Adjusting for the impact of the reduction in windpool assessments in 2009, general and administrative expenses in 2010 increased $35 million, or 4%, over 2009, primarily reflecting growth in business volume and continued costs supporting business growth and product development, including the Company's direct to consumer initiative.

GAAP Combined Ratio

        The GAAP combined ratio of 113.6% in 2011 was 15.3 points higher than the GAAP combined ratio of 98.3% in 2010.

        The loss and loss adjustment expense ratio of 83.5% in 2011 was 15.4 points higher than the 2010 ratio of 68.1%. Catastrophe losses accounted for 19.6 and 8.1 points of the loss and loss adjustment expense ratio in 2011 and 2010, respectively. Net favorable prior year reserve development provided 1.5 points and 1.2 points of benefit to the loss and loss adjustment expense ratio in 2011 and 2010, respectively. The 2011 loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 4.2 points higher than the 2010 ratio on the same basis, primarily reflecting the impact of higher non-catastrophe weather-related losses.

        The underwriting expense ratio of 30.1% in 2011 was 0.1 points lower than the underwriting expense ratio of 30.2% in 2010. The slight decline in the underwriting expense ratio for 2011 compared with 2010 reflected growth in earned premiums and increases in costs associated with the Company's direct to consumer initiative, the impacts of which were largely offsetting.

        The GAAP combined ratio of 98.3% in 2010 was 3.7 points higher than the GAAP combined ratio of 94.6% in 2009.

        The loss and loss adjustment expense ratio of 68.1% in 2010 was 3.1 points higher than the 2009 ratio of 65.0%. Catastrophe losses accounted for 8.1 and 3.9 points of the loss and loss adjustment expense ratio in 2010 and 2009, respectively. Net favorable prior year reserve development provided 1.2 points and 1.9 points of benefit to the loss and loss adjustment expense ratio in 2010 and 2009, respectively. The 2010 loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 1.8 points lower than the 2009 ratio on the same basis, primarily reflecting lower non-catastrophe weather-related losses.

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

Agency Written Premiums

        Gross and net written premiums by product line were as follows for the Personal Insurance segment's Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the segment's gross and net written premiums:

	Gross Written Premiums
(for the year ended December 31, in millions)	2011	2010	2009
Agency Automobile	$3,706	$3,720	$3,610
Agency Homeowners and Other	4,221	4,060	3,809

Total Agency Personal Insurance	$7,927	$7,780	$7,419

	Net Written Premiums
(for the year ended December 31, in millions)	2011	2010	2009
Agency Automobile	$3,688	$3,698	$3,586
Agency Homeowners and Other	3,923	3,772	3,508

Total Agency Personal Insurance	$7,611	$7,470	$7,094

        In 2011, gross and net Agency written premiums both increased 2% over the respective totals in 2010. Gross and net Agency written premiums in 2010 both increased 5% over the respective totals in 2009.

        In the Agency Automobile line of business, net written premiums in 2011 were slightly lower than in 2010. Business retention rates remained strong, while new business levels in 2011 were lower than in 2010. Renewal premium changes remained positive in 2011 and increased over 2010. In 2010, net written premiums in the Agency Automobile line of business increased 3% over 2009, primarily reflecting the impact of the introduction of twelve-month policy terms in certain markets in 2010. Excluding the impact of the change in policy terms in 2010, Agency Automobile net written premiums were virtually level with 2009. Business retention rates in 2010 remained strong and new business levels increased over 2009. Renewal premium changes were positive in 2010 but declined slightly from 2009.

        In the Agency Homeowners and Other line of business, net written premiums in 2011 were 4% higher than in 2010. Business retention rates remained strong, while new business levels in 2011 were lower than in 2010. Renewal premium changes in 2011 remained positive and increased slightly over 2010. In 2010, net written premiums in the Agency Homeowners and Other line of business increased 8% over 2009, primarily driven by increases in renewal premium changes, business retention rates and new business levels.

        For its Agency business, the Personal Insurance segment had approximately 7.7 million and 7.6 million active policies at December 31, 2011 and 2010, respectively. In the Agency Automobile line of business, active policies at December 31, 2011 were level with the same date in 2010. Active policies in the Agency Homeowners and Other line of business at December 31, 2011 grew by 1% over the same date in 2010.

Interest Expense and Other

(for the year ended December 31, in millions)	2011	2010	2009
Operating loss	$(279)	$(318)	$(233)

        The operating loss for Interest Expense and Other in 2011 was $39 million lower than in 2010, primarily reflecting $39 million of expenses related to the Company's purchase and retirement of a significant portion of its 6.25% fixed-to-floating rate junior subordinated debentures in 2010. After-tax interest expense in 2011 and 2010 was $251 million and $252 million, respectively. The $85 million increase in operating loss for Interest Expense and Other in 2010 compared with 2009 primarily reflected the $39 million of expenses referred to above. The operating loss in 2010 also included a $12 million increase in tax expense associated with recent federal health care legislation and an increase in interest expense. In addition, the operating loss in 2009 included a benefit of $28 million from the favorable resolution of various prior year tax matters. After-tax interest expense in 2010 was $252 million, compared with $248 million in 2009.

ASBESTOS CLAIMS AND LITIGATION

        The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have expanded insurance coverage for asbestos claims far beyond the original intent of insurers and policyholders. The Company continues to receive a significant number of asbestos claims from the Company's policyholders (which includes others seeking coverage under a policy), including claims against the Company's policyholders by individuals who do not appear to be impaired by asbestos exposure. Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the focus by plaintiffs on previously peripheral defendants. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years. In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. The bankruptcy of many traditional defendants has also caused increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on previously peripheral defendants, contributes to the claims and claim adjustment expense payments experienced by the Company. The Company's asbestos-related claims and claim adjustment expense experience also has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.

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

        In addition to claims against policyholders, proceedings have been launched directly against insurers, including the Company, by individuals challenging insurers' conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries. It is possible that the filing of other direct actions against insurers, including the Company, could be made in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions.

        Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which are subject to a number of contingencies, in connection with a number of these direct action claims. For a full discussion of these settlement agreements, including subsequent appeals and court decisions that have delayed their implementation, see the "Asbestos Direct Action Litigation" section of note 15 of notes to the consolidated financial statements.

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

        The Company's quarterly asbestos reserve reviews include an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. The Company also analyzes developing payment patterns among policyholders in the Home Office, Field Office and Assumed Reinsurance and Other categories as well as projected reinsurance billings and recoveries. In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company's evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.

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

        While the Company believes that over the past several years there has been a reduction in the volatility associated with the Company's overall asbestos exposure, there nonetheless remains a high degree of uncertainty with respect to future exposure from asbestos claims.

        As in prior years, the annual claim review considered active policyholders and litigation cases for potential product and "non-product" liability. While the Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, experienced a slight reduction in the number of policyholders with open asbestos claims compared with the prior year period, gross asbestos-related payments in these categories increased slightly in 2011 compared with 2010. Payments on behalf of policyholders in these categories continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target previously peripheral defendants.

        The completion of these reviews and analyses in 2011 and 2010 resulted in $175 million and $140 million increases, respectively, in the Company's net asbestos reserves, primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders and higher projected payments on assumed reinsurance accounts. The increase in the estimate of projected settlement and defense costs resulted from recent payment trends being moderately higher than previously anticipated due to the impact of the current litigation environment discussed above. Notwithstanding these trends, the Company's overall view of the underlying asbestos environment is essentially unchanged from recent periods. The increase in 2010 also reflected increases in costs of litigating asbestos-related coverage matters and was partially offset by a $70 million benefit from the reduction in the allowance for uncollectible reinsurance resulting from a favorable ruling related to a reinsurance dispute. In 2009, the Company recorded a $185 million increase in asbestos reserves, primarily driven by a slight increase in the Company's assumption for projected defense costs related to many policyholders.

        Net asbestos losses paid in 2011, 2010 and 2009 were $284 million, $350 million and $341 million, respectively. The decrease in gross and net paid losses in 2011 primarily resulted from completing, during 2010, the final installment payments on a previously reserved settlement. Approximately 19%, 32% and 41% of total net paid losses in 2011, 2010 and 2009, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

        The Company categorizes its asbestos reserves as follows:

	Number of Policyholders		Total Net Paid		Net Asbestos Reserves
(at and for the year ended December 31, $ in millions)	2011	2010	2011	2010	2011	2010
Policyholders with settlement agreements	15	17	$54	$112	$588	$583
Home office and field office	1,616	1,705	199	209	1,660	1,778
Assumed reinsurance and other	—	—	31	29	191	187

Total	1,631	1,722	$284	$350	$2,439	$2,548

        The "policyholders with settlement agreements" category includes structured settlements, coverage in place arrangements and, with respect to TPC, Wellington accounts. Reserves are based on the expected payout for each policyholder under the applicable agreement. Structured settlements are arrangements under which policyholders and/or plaintiffs agree to fixed financial amounts to be paid at scheduled times. Included in this category are TPC's reserves for the settlements of the Statutory and Hawaii Actions and the Common Law Claims, which are described in the "Asbestos Direct Action Litigation" section of note 15 of notes to the consolidated financial statements. Coverage in place arrangements represent agreements with policyholders on specified amounts of coverage to be provided. Payment obligations may be subject to annual maximums and are only made when valid claims are presented. Wellington accounts refer to the 35 defendants that are parties to a 1985 agreement settling certain disputes concerning insurance coverage for their asbestos claims. Many of the aspects of the Wellington agreement are similar to those of coverage in place arrangements in which the parties have agreed on specific amounts of coverage and the terms under which the coverage can be accessed.

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

        On January 29, 2009, the Company and PPG Industries, Inc ("PPG"), along with approximately 30 other insurers of PPG, agreed in principle to an agreement to settle asbestos-related coverage litigation under insurance policies issued to PPG. The tentative settlement agreement has been incorporated into the Modified Third Amended Plan of Reorganization ("Amended Plan") proposed as part of the Pittsburgh Corning Corp. ("PCC", which is 50% owned by PPG) bankruptcy proceeding. Pursuant to the proposed Amended Plan, which was filed on January 30, 2009, PCC, along with enumerated other companies (including PPG as well as the Company as a participating insurer), are to receive protections afforded by Section 524(g) of the Bankruptcy Code from certain asbestos-related bodily injury claims. Under the agreement in principle, the Company has the option to make a series of payments over the next 20 years totaling approximately $620 million to the Trust to be created under the Amended Plan, or it may elect to make a one-time discounted payment, which, as of March 31, 2012, would total approximately $468 million (approximately $439 million after reinsurance). The agreement in principle with PPG is subject to numerous contingencies, including final court approval of the Amended Plan, and the Company has no obligation to make the settlement payment until all contingencies are satisfied. The Company's obligations under this agreement in principle are included in the "home office and field office" category in the preceding table.

        The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2011	2010	2009
Beginning reserves:
Direct	$2,941	$3,097	$3,299
Ceded	(393)	(339)	(385)

Net	2,548	2,758	2,914

Incurred losses and loss expenses:
Direct	195	262	185
Ceded	(20)	(122)	—

Net	175	140	185

Losses paid:
Direct	356	418	387
Ceded	(72)	(68)	(46)

Net	284	350	341

Ending reserves:
Direct	2,780	2,941	3,097
Ceded	(341)	(393)	(339)

Net	$2,439	$2,548	$2,758

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

        In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any. In the course of this analysis, the Company generally considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as: the nature of the alleged activities of the policyholder at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of the alleged environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims in any resolution process; and the applicable law in each jurisdiction. The evaluation of the exposure presented by a policyholder can change as information concerning that policyholder and the many variables presented is developed. Conventional actuarial techniques are not used to estimate these reserves.

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

        The Company continues to receive notices from policyholders tendering claims for the first time. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in overall environmental claim payments, in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, in 2011, the Company increased its net environmental reserves by $76 million, primarily because the degree to which those favorable trends continued was less than anticipated. In 2010, the Company increased its net environmental reserves by $35 million due to a modest upward development in the expected defense and settlement costs for certain of its pending policyholders. The Company increased its net environmental reserves by $70 million in 2009, due to a slight increase in the number of policyholders tendering claims for the first time and upward development in the expected defense and settlement costs for certain of its pending policyholders.

        Net environmental losses paid in 2011, 2010 and 2009 were $86 million, $77 million and $91 million, respectively. At December 31, 2011, approximately 93% of the net environmental reserve (approximately $316 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $25 million), consists of case reserves.

        The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2011	2010	2009
Beginning reserves:
Direct	$354	$389	$400
Ceded	(3)	4	14

Net	351	393	414

Incurred losses and loss expenses:
Direct	80	45	85
Ceded	(4)	(10)	(15)

Net	76	35	70

Losses paid:
Direct	88	80	96
Ceded	(2)	(3)	(5)

Net	86	77	91

Ending reserves:
Direct	346	354	389
Ceded	(5)	(3)	4

Net	$341	$351	$393

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

        As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2011 are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments. (Also see note 15 of notes to the consolidated financial statements).

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

INVESTMENT PORTFOLIO

        The Company's invested assets at December 31, 2011 were $72.70 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 5% in other investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

        The carrying value of the Company's fixed maturity portfolio at December 31, 2011 was $64.23 billion. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's insurance and debt obligations. The weighted average credit quality of the Company's fixed maturity portfolio, both including and excluding U.S. Treasury securities, was "Aa2" at both December 31, 2011 and 2010. Standard & Poor's recent downgrade of the credit rating of securities issued by the U.S. government had minimal impact on the overall credit quality of the Company's fixed maturity portfolio at December 31, 2011. Below investment grade securities represented 3.1% and 3.0% of the total fixed maturity investment portfolio at December 31, 2011 and 2010, respectively. The average effective duration of fixed maturities and short-term securities was 3.2 (3.4 excluding short-term securities) at December 31, 2011 and 3.6 (3.9 excluding short-term securities) at December 31, 2010. The decline in duration reflected the impact of declining market yields on existing holdings of municipal bonds and mortgage-backed securities (which impact the assumptions related to optional pre-payments and the related estimate of effective duration for callable securities).

        The carrying values of investments in fixed maturities classified as available for sale at December 31, 2011 and 2010 were as follows:

(at December 31, 2011, in millions)	Carrying Value		Average Credit Quality(1)
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities		$2,497	Aaa/Aa1
Obligations of states, municipalities and political subdivisions:
Pre-refunded	$7,332		Aa1
All other	31,690		Aa1

Total obligations of states, municipalities and political subdivisions		39,022
Debt securities issued by foreign governments		2,318	Aaa
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities		3,515	Aa3
All other corporate bonds and redeemable preferred stock:
Financial:
Bank	1,452		A1
Insurance	386		A2
Finance/leasing	42		Baa3
Brokerage and asset management	39		A3

Total financial	1,919
Industrial	9,961		Baa1
Public utility	2,116		A3
Sovereign corporate securities(2)	1,407		Aaa
Canadian municipal securities	639		Aa1
Commercial mortgage-backed securities and project loans(3)	446		Aaa
Asset-backed and other	392		Baa1

Total all other corporate bonds and redeemable preferred stock		16,880

Total fixed maturities		$64,232	Aa2

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

(2)
Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Temporary Liquidity Guaranty and the Federal Ship Financing Programs.

(3)
Included in commercial mortgage-backed securities and project loans are $66 million of securities guaranteed by the U.S. government and $15 million by government sponsored enterprises.

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

        The following table sets forth the Company's fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2011, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$28,849	44.9%
Aa	20,351	31.7
A	7,887	12.2
Baa	5,187	8.1

Total investment grade	62,274	96.9
Below investment grade	1,958	3.1

Total fixed maturities	$64,232	100.0%

Obligations of States, Municipalities and Political Subdivisions

        The Company's fixed maturity investment portfolio at December 31, 2011 and 2010 included $39.02 billion and $39.54 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. Included in the municipal bond portfolio at December 31, 2011 and 2010 were $7.33 billion and $7.29 billion, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as pre-refunded bonds), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. Such escrow accounts are verified as to their sufficiency by an external auditor and are almost exclusively comprised of U.S. Treasury securities. Moody's Investors Service has assigned negative outlooks to municipal securities in both the state sector and local government sector within the United States.

        The following table shows the geographic distribution of the $31.69 billion of municipal bonds at December 31, 2011 that were not pre-refunded.

(at December 31, 2011, in millions)	State General Obligation	Local General Obligation	Revenue	Total Carrying Value	Average Credit Quality(1)
State:
Texas	$437	$2,454	$1,349	$4,240	Aaa/Aa1
California	55	1,759	370	2,184	Aa2
Illinois	175	1,002	529	1,706	Aa1
Washington	403	876	388	1,667	Aa1
Virginia	193	658	692	1,543	Aaa/Aa1
Florida	422	68	838	1,328	Aa1
Minnesota	300	762	137	1,199	Aaa/Aa1
Arizona	—	543	634	1,177	Aa1
Colorado	—	793	217	1,010	Aa1
Massachusetts	176	9	810	995	Aaa/Aa1
Georgia	252	401	291	944	Aaa/Aa1
Ohio	331	302	298	931	Aa1
Maryland	309	449	156	914	Aaa/Aa1
Michigan	127	338	442	907	Aa2
New York	12	198	691	901	Aa1
North Carolina	261	460	138	859	Aaa
All Others(2)	2,208	3,093	3,884	9,185	Aa1

Total	$5,661	$14,165	$11,864	$31,690	Aa1

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

        The following table displays the funding sources for the $11.86 billion of municipal bonds identified as revenue bonds in the foregoing table at December 31, 2011.

(at December 31, 2011, in millions)	Carrying Value	Average Credit Quality(1)
Source:
Water and sewer	$3,658	Aaa/Aa1
Higher education	1,601	Aaa/Aa1
Transportation	1,485	Aa2
Power and utilities	1,169	Aa2
Special tax	1,090	Aa1
Lease	636	Aa2
Housing	147	Aaa/Aa1
Property tax	64	Aa2
General fund	63	Aa2
Other revenue sources	1,951	Aaa/Aa1

Total	$11,864	Aa1

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

        The Company bases its investment decision on the underlying credit characteristics of the municipal security. While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance. The downgrade during 2008 and 2009 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of many such securities to the underlying rating of the respective security. Of the insured municipal securities in the Company's investment portfolio at December 31, 2011, approximately 99% were rated at A3 or above, and approximately 92% were rated at Aa3 or above, without the benefit of insurance. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company's results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company's ability and intent to hold the securities. The average credit rating of the underlying issuers of these securities was "Aa2" at December 31, 2011. The average credit rating of the entire municipal bond portfolio was "Aa1" at December 31, 2011 with and without the enhancement provided by third-party insurance.

Debt Securities Issued by Foreign Governments

        The following table shows the geographic distribution of the Company's long-term fixed maturity investments in debt securities issued by foreign governments at December 31, 2011.

(at December 31, 2011, in millions)	Carrying Value	Average Credit Quality(1)
Foreign Government:
United Kingdom	$993	Aaa
Canada	971	Aaa
Germany	119	Aaa
Norway	80	Aaa
All Others(2)(3)	155	Aa1

Total	$2,318

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

(2)
Includes $2 million of sovereign debt issued by Spain with an average credit rating of Aa3. The Company does not have direct exposure to sovereign debt issued by the Republic of Ireland, Italy, Greece or Portugal.

(3)
No other country accounted for 2.5% or more of total debt securities issued by foreign governments.

        The following table shows the Company's Eurozone exposure at December 31, 2011 to all debt securities issued by foreign governments, financial companies, sovereign corporations (including sovereign banks) whose securities are backed by the respective country's government and all other corporate securities (comprised of industrial corporations and utility companies) which could be affected if economic conditions deteriorated due to a prolonged recession.

			Corporate Securities
	Debt Securities Issued by Foreign Governments
			Financial		Sovereign Corporates		All Other
(at December 31, 2011, in millions)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)
Eurozone Periphery
Spain	$2	Aa3	$13	A2	$—	—	$28	Baa1
Ireland	—	—	2	Aa1	—	—	36	Baa1
Italy	—	—	—	—	—	—	20	Baa1
Greece	—	—	—	—	—	—	13	A3
Portugal	—	—	—	—	—	—	—	—

Subtotal	2		15		—		97

Eurozone Non-Periphery
Germany	124	Aaa	13	Aa3	532	Aaa	193	A3
France	50	Aaa	43	A1	—	—	133	A2
Netherlands	—	—	56	Aa3	130	Aaa	150	A2
Austria	1	Aaa	—	—	115	Aaa	—	—
Finland	17	Aaa	—	—	—	—	13	Baa2
Belgium	—	—	—	—	—	—	117	Baa1
Luxembourg	—	—	—	—	—	—	29	Baa2

Subtotal	192		112		777		635

Total	$194		$127		$777		$732

(1)
Rated using external rating agencies or by the Company when a public rating does not exist. The table includes $150 million of short-term securities which have the highest ratings issued by external rating agencies for short-term issuances. For purposes of this table, the short-term securities, which are rated "A-1+" and/or "P-1," are included as "Aaa" rated securities.

        On January 13, 2012, Standard & Poor's downgraded the sovereign ratings of nine Eurozone countries, including France (from "AAA" to "AA+"), Austria (from "AAA" to "AA+"), and Spain (from "AA-" to "A"). On January 27, 2012, Fitch downgraded the sovereign ratings of five Eurozone countries, including Spain (from "AA-" to "A"). If these downgrades were in effect at December 31, 2011, the average credit rating of Spain for "debt securities issued by foreign governments" in the foregoing table would have been "A2." The downgrades of the remaining four countries did not alter their average credit quality ratings shown in the foregoing table.

        In addition to fixed maturities noted in the foregoing table, the Company has exposure totaling $262 million to private equity limited partnerships and real estate partnerships (both of which are included in other investments in the Company's consolidated balance sheet) whose primary investing focus is across Europe. The Company has unfunded commitments totaling $134 million to these partnerships. The Company also has $4 million of nonredeemable preferred stock (included in equity securities on the Company's consolidated balance sheet) issued by companies in the Eurozone.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

        The Company's fixed maturity investment portfolio at December 31, 2011 and 2010 included $3.52 billion and $4.16 billion, respectively, of residential mortgage-backed securities including pass-through-securities and collateralized mortgage obligations (CMO), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for both guaranteed and non-guaranteed securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company's investment strategy generally favors securities that control this risk within expected interest rate ranges. Included in the totals at December 31, 2011 and 2010 were $1.82 billion and $2.09 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.70 billion and $2.07 billion, at December 31, 2011 and 2010, respectively.

        Approximately 38% of the Company's CMO holdings were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at both December 31, 2011 and 2010. The average credit rating of the $1.05 billion and $1.28 billion of non-guaranteed CMO holdings at December 31, 2011 and 2010, respectively, was "Ba1" and "Baa1," respectively. The average credit rating of all of the above securities was "Aa3" and "Aa1" at December 31, 2011 and 2010, respectively.

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

Commercial Mortgage-Backed Securities and Project Loans

        At December 31, 2011 and 2010, the Company held commercial mortgage-backed securities (including FHA project loans) of $446 million and $549 million, respectively. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio's relatively small size and the underlying credit strength of these securities.

Alternative Documentation Mortgages and Sub-Prime Mortgages

        At December 31, 2011 and 2010, the "mortgage-backed securities, collateralized mortgage obligations and pass-through securities" and "asset-backed and other" categories in the foregoing table included collateralized mortgage obligations backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $351 million and $297 million, respectively (comprising approximately 0.5% of the Company's total fixed maturity investments at both dates). The disruption in secondary investment markets provided the Company with the opportunity to selectively acquire additional mortgage-backed securities at discounted prices. The Company purchased $128 million and $31 million of such securities in the years ended December 31, 2011 and 2010, respectively. The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities' requirements for credit score but do not meet the government-sponsored entities' guidelines for documentation, property type, debt and loan-to-value ratios. The average credit rating on these securities and obligations held by the Company was "Baa2" at both December 31, 2011 and 2010.

Equity Securities Available for Sale, Real Estate and Short-Term Securities

        See note 1 of notes to the Company's consolidated financial statements for further information about these invested asset classes.

Other Investments

        At December 31, 2011 and 2010, the carrying value of the Company's other investments was $3.45 billion and $2.93 billion, respectively. The Company's other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company's fixed maturity investments. These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility. Net investment income provided by these asset classes was $292 million and $304 million in 2011 and 2010, respectively, compared with negative net investment income of $106 million in 2009. The negative net investment income in 2009 reflected market conditions.

Securities Lending

        The Company has engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time. The Company has not incurred any investment losses in its securities lending program for the years ended December 31, 2011, 2010 and 2009.

Net Unrealized Investment Gains

        The net unrealized investment gains that were included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(at December 31, in millions)	2011	2010	2009
Fixed maturities	$4,238	$2,650	$2,536
Equity securities	145	147	78
Other investments	16	30	208

Unrealized investment gains before tax	4,399	2,827	2,822
Tax expense	1,528	968	966

Net unrealized investment gains at end of year	$2,871	$1,859	$1,856

        Net pretax unrealized investment gains were $4.40 billion, $2.83 billion and $2.82 billion at December 31, 2011, 2010 and 2009, respectively. The Company's fixed maturities portfolio at December 31, 2011 experienced an increase in valuation compared with the prior year-end, primarily due to the continuing decline in market interest rates. The Company's fixed maturities and equity securities portfolios at December 31, 2010 experienced increases in valuations compared with the prior year-end, which were offset by a decrease in net unrealized appreciation on other investments that primarily resulted from the Company's sale of substantially all of its common stock holdings in Verisk Analytics, Inc. That sale generated a pretax realized investment gain of $205 million in 2010.

        The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2011, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$2	$—	$—	$—	$2
Other	—	5	6	9	20

Total fixed maturities	2	5	6	9	22
Equity securities	—	—	—	—	—

Total	$2	$5	$6	$9	$22

        These unrealized investment losses at December 31, 2011 represent less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders' equity on an after-tax basis.

        For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.

        At December 31, 2011, below investment grade securities comprised 3.1% of the Company's fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2011 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $741 million and a fair value of $699 million, resulting in a net pretax unrealized investment loss of $42 million. These securities in an unrealized loss position represented approximately 1% of both the total amortized cost and the fair value of the fixed maturity portfolio at December 31, 2011 and accounted for 47% of the total gross pretax unrealized investment loss in the fixed maturity portfolio at December 31, 2011.

Impairment Charges

        Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2011	2010	2009
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13	4	81
All other corporate bonds	5	9	88
Redeemable preferred stock	—	—	—

Total fixed maturities	18	13	169

Equity securities
Common stock	6	2	15
Non-redeemable preferred stock	—	1	64

Total equity securities	6	3	79

Other investments	1	10	10

Total	$25	$26	$258

        Investment impairments in 2011 and 2010 were not significant. In 2009, worldwide financial markets experienced significant disruptions, and the United States and many other countries experienced an economic downturn, resulting in heightened credit risks, reduced valuations of investments and decreased economic activity. Those factors resulted in the higher level of other-than-temporary investment impairments recognized by the Company in 2009.

        Following are the pretax realized losses on investments sold during the year ended December 31, 2011:

(for the year ended December 31, in millions)	Loss	Fair Value
Fixed maturities	$10	$214
Equity securities	2	34
Other	1	2

Total	$13	$250

        Purchases and sales of investments are based on cash requirements, the characteristics of the insurance liabilities and current market conditions. The Company identifies investments to be sold to achieve its primary investment goals of assuring the Company's ability to meet policyholder obligations as well as to optimize investment returns, given these obligations.

CATASTROPHE MODELING

        The Company uses various analyses and methods, including computer modeling processes, to analyze catastrophic events and the risks associated with them. The Company uses these analyses and methods to make underwriting and reinsurance decisions designed to manage its exposure to catastrophic events. There are no industry-standard methodologies or assumptions for projecting catastrophe exposure. Accordingly, catastrophe estimates provided by different insurers may not be comparable.

        During the first quarter of 2011, a new version of a third-party proprietary computer model utilized by the Company, as well as others in the insurance industry, to estimate potential aggregate hurricane losses was released. After evaluating multiple third-party models and calibrating its own historical loss experience and underwriting practices, the Company increased its estimated modeled loss, using its own proprietary modeling processes, from a single U.S. hurricane by a range of 10% to 24%. For each modeled event, the percentage magnitude of the loss increase within this range will vary based on this evaluation.

        The tables below set forth the probabilities that estimated losses from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars and as a percentage of the Company's common equity), based on the current version of the proprietary computer model utilized by the Company at December 31, 2011. For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company's loss from a single U.S. hurricane in a one-year timeframe would equal or exceed $1.4 billion, or 6% of the Company's common equity at December 31, 2011.

	Dollars (in billions)
Likelihood of Exceedance(1)	Single U.S. Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	$1.0	$0.5
1.0% (1-in-100)	$1.4	$0.6
0.4% (1-in-250)	$2.4	$0.9
0.1% (1-in-1,000)	$5.4	$2.0

	Percentage of Common Equity(2)
Likelihood of Exceedance	Single U.S. Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	5%	2%
1.0% (1-in-100)	6%	3%
0.4% (1-in-250)	11%	4%
0.1% (1-in-1,000)	25%	9%

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

(2)
The percentage of common equity is calculated by dividing (a) indicated loss amounts in dollars by (b) total common equity excluding net unrealized investment gains and losses, net of taxes. Net unrealized investment gains and losses can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends. Accordingly, the Company's management uses the percentage of common equity calculated on this basis as a metric to evaluate the potential impact of a single hurricane or single earthquake on the Company's financial position for purposes of making underwriting and reinsurance decisions.

        The threshold loss amounts in the tables above, which are based on the Company's in-force portfolio at December 31, 2011 and catastrophic reinsurance program at January 1, 2012, are net of reinsurance, after-tax and exclude most loss adjustment expenses, which historically have been less than 10% of loss estimates. The amounts for hurricanes reflect U.S. exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures. The amounts for earthquakes reflect U.S. and Canadian exposures and include property exposures and workers' compensation exposures. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated threshold loss amounts.

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

        Moreover, the Company is exposed to the risk of material losses from other than property and workers' compensation coverages arising out of hurricanes and earthquakes, and it is exposed to catastrophe losses from perils other than hurricanes and earthquakes, such as tornadoes and other windstorms, hail, wildfires, severe winter weather, floods, volcanic eruptions and acts of terrorism. For these other perils, in contrast to hurricanes and earthquakes, models are less widely used, or are not used, by the Company and by the industry. Further, compared to models for hurricanes and earthquakes, models, if any, for the other perils are newer, less reliable (given the even greater difficulty of predicting the risks) and not as extensively tested.

        For more information about the Company's exposure to catastrophe losses, see "Item 1A—Risk Factors—Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance" and "Item 1A—Risk Factors—We may be adversely affected if our pricing and capital models provide materially different indications than actual results."

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

        The Company discusses how potentially changing climate conditions may present other issues for its business under "Risk Factors" in Item 1A of this report and under "—Outlook" herein. For example, among other things:

  •
  Increasingly unpredictable and severe weather conditions could result in increased frequency and severity of claims under policies issued by the Company. See "Risk Factors—Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance" and "—Outlook—Underwriting Gain/Loss."

  •
  Changing climate conditions could also impact the creditworthiness of issuers of securities in which the Company invests. For example, water supply adequacy could impact the creditworthiness of bond issuers in the Southwestern United States, and more frequent and/or severe hurricanes could impact the creditworthiness of issuers in the Southeastern United States, among other areas. See "Risk Factors—Our investment portfolio may suffer reduced returns or material realized or unrealized losses."

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

  •
  The full range of potential liability exposures related to climate change continues to evolve. Through the Company's Emerging Issues Committee and its Committee on Climate, Energy and the Environment, the Company works with its business units and corporate groups, as appropriate, to identify and try to assess climate change-related liability issues, which are continually evolving and often hard to fully evaluate. See "Risk Factors—The effects of emerging claim and coverage issues on our business are uncertain."

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

        The following table summarizes the composition of the Company's reinsurance recoverables:

(at December 31, in millions)	2011	2010
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$6,216	$6,934
Allowance for uncollectible reinsurance	(345)	(363)

Net reinsurance recoverables	5,871	6,571
Mandatory pools and associations(1)	2,020	2,043
Structured settlements	3,291	3,380

Total reinsurance recoverables	$11,182	$11,994

(1)
Includes impact from certain reclassifications made to 2010 amounts to conform to 2011 presentation.

        The $700 million decline in net reinsurance recoverables since December 31, 2010 reflected cash collections and the impact of net favorable prior year reserve development.

        The following table presents the Company's top five reinsurer groups by reinsurance recoverable at December 31, 2011 (in millions). Also included is the A.M. Best rating of each reinsurer group at February 16, 2012:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group's Predominant Reinsurer
Munich Re Group	$670	A+	second highest of 16 ratings
Swiss Re Group	626	A+	second highest of 16 ratings
Transatlantic Holdings, Inc.(1)	349	A	third highest of 16 ratings
Berkshire Hathaway Group	289	A++	highest of 16 ratings
XL Capital Group	281	A	third highest of 16 ratings

(1)
Transatlantic Holdings, Inc. has entered into a merger agreement with Alleghany Corporation in a transaction expected to be finalized in the first quarter of 2012.

        At December 31, 2011, the Company held $1.9 billion of collateral in the form of letters of credit, trust agreements and funds held to fully or partially collateralize certain reinsurance recoverables.

        Also included in reinsurance recoverables are certain amounts related to structured settlements, which are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company's consolidated balance sheet as a liability and as a reinsurance recoverable, as the Company retains the contingent liability to the claimant. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments if and to the extent the purchased annuities are not covered by state guaranty associations. The following table presents the Company's top five groups by structured settlements at December 31, 2011 (in millions). Also included is the A.M. Best rating of the Company's predominant insurer from each insurer group at February 16, 2012:

Group	Structured Settlements	A.M. Best Rating of Group's Predominant Insurer
Fidelity & Guaranty Life(1)	$1,007	B++	fifth highest of 16 ratings
MetLife	488	A+	second highest of 16 ratings
Genworth	449	A	third highest of 16 ratings
Symetra	264	A	third highest of 16 ratings
ING Group	222	A	third highest of 16 ratings

(1)
Fidelity & Guaranty Life was previously a subsidiary of Old Mutual U.S. Life Holdings, Inc. prior to being sold by its U.K. parent company to Harbinger Group Inc. and being renamed.

        Reinsurance companies and life insurance companies continued to be negatively impacted by turbulent economic conditions, significant catastrophe events and investment portfolio challenges during 2011. A number of such companies have been subjected to downgrades and/or negative outlook changes by various ratings agencies, including those with which the Company conducts business. The Company considers these factors in assessing the adequacy of its allowance for uncollectible amounts.

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

        Given the possibility that more active weather patterns such as the Company experienced in 2011 and 2010 may continue, as well as the possibility that interest rates may remain low for some period of time, along with the current level of profitability in certain of its product lines, the Company is undertaking efforts to improve its underwriting margins. These efforts include seeking improved rates, as well as improved terms and conditions on many of its insurance products, and may also include other initiatives, such as reducing operating expenses and acquisition costs. These efforts may not be successful and may result in lower retention and new business levels and therefore lower business volumes. Nonetheless, the Company currently expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong relative to historical experience. The Company also expects to continue to achieve renewal price increases during 2012. In the Business Insurance segment, the Company expects a continued increase in renewal premium changes, including increases in both of its components of rate changes and, subject to the economic uncertainties described below, insured exposures, during 2012, compared with 2011. In the Financial, Professional & International Insurance segment, the Company expects that renewal premium changes, primarily due to the insured exposure component, will modestly improve during 2012 compared with 2011. In the Personal Insurance segment, the Company expects both Agency Automobile and Agency Homeowners and Other renewal premium changes during 2012 will remain positive and will be slightly higher than in 2011 based on the Company's actions to file for rate increases. The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

        The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business. Property and casualty insurance market conditions are expected to remain competitive during 2012 for new business, not only in Business Insurance and Financial, Professional & International Insurance, but also in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as "comparative raters", has increased the focus on price over other competitive factors. See "Risk Factors—The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability." In addition, the Company launched a new distribution channel in 2009 that markets personal insurance products directly to consumers, which is expected to generate modest growth in premium volume for Personal Insurance during 2012.

        Current economic conditions have been somewhat volatile and there is increased uncertainty as to whether the U.S. or the global economy will grow modestly, remain stagnant or enter a recession. Economic growth experienced in 2011 may or may not continue, or may continue at a slower rate for an extended period of time. In addition, some economic conditions, such as the commercial and residential real estate environment and employment rates, may continue to be weak. If weak economic conditions persist or deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company's ability to write business at acceptable rates. Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could adversely impact net written premiums during 2012 and, since earned premiums lag net written premiums, earned premiums could be adversely impacted during and following 2012.

        Underwriting Gain/Loss.    The Company's underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

        Catastrophe and other weather-related losses are inherently unpredictable from period to period. The Company experienced significant catastrophe and other weather-related losses in 2011 which adversely impacted its results of operations. The Company's results of operations would continue to be adversely impacted if significant catastrophe and other weather-related losses were to occur during 2012.

        The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes. In addition to the coverage provided under this treaty, the Company also utilizes a catastrophe bond program, as well as a Northeast catastrophe reinsurance treaty, to protect against certain losses resulting from catastrophes in the Northeastern United States. For additional information regarding the Company's catastrophe reinsurance program, see "Item 1—Business—Reinsurance" in this report.

        As discussed in more detail in Item 1, the attachment point for index-based losses and the maximum limit of the Company's catastrophe bond program are reset annually to maintain modeled probabilities of attachment and expected loss on the respective catastrophe bonds equal to the initial modeled probabilities of attachment and expected loss. For the period May 1, 2012 through April 30, 2013, the attachment point for the index-based losses and the maximum limit will be based on the new version of the third-party proprietary computer model used to estimate potential hurricane losses for the entire industry, discussed in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling." The Company estimates that the attachment point for the index-based losses and the maximum limit on the reinsurance agreements in the catastrophe bond program will increase by as much as 70%, reflecting increases in the third-party model's industry estimate of covered losses. The Company regularly reviews its catastrophe reinsurance coverage and may seek additional catastrophe reinsurance coverage, either through general catastrophe reinsurance or through catastrophe bonds, to provide protection against the higher potential retention of catastrophe losses resulting from the expected increase in the attachment point.

        Increased late reporting of weather-related losses by claimants over the last several years, particularly losses from hail damage, has also adversely impacted the Company's results of operations. Actions that the Company has taken in response, including increased pricing in some areas, changes to terms and conditions and an increased focus on fraud detection, may not be successful.

        In recent years, the Company's results have included significant amounts of net favorable prior year reserve development, although at lower levels in recent quarters, driven by better than expected loss experience in all of the Company's segments. The lower levels of prior year reserve development in recent quarters may be in part due to the estimation process incorporating those factors that led to the higher levels of prior year reserve development in previous years. If that trend continues, the better than expected loss experience may continue at these recent lower levels, or even lower levels. However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods. In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods.

        In Business Insurance, the Company expects that the anticipated impact of the improving trend in renewal premium changes, partially offset by an expected modest increase in underlying losses, and weather patterns consistent with the Company's expectations will likely result in underlying underwriting margins during 2012 that are higher than in 2011, beginning in the first half of 2012. In Financial, Professional & International Insurance, the Company expects that the anticipated impact of lower underlying losses, partially offset by higher employee- and technology-related costs to enhance operations and support future business growth in International, will likely result in underlying underwriting margins during 2012 that are modestly higher than in 2011, beginning in the first half of 2012. In Personal Insurance, the Company anticipates increased underlying underwriting margins during 2012 as compared with 2011, beginning in the first half of 2012, reflecting the anticipated impact of continued positive renewal premium changes, partially offset by a modest increase in underlying losses, and weather patterns consistent with the Company's expectations. Also in Personal Insurance, the Company's direct to consumer initiative, as discussed above, while intended to enhance the Company's long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

        Investment Portfolio.    The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The Company continually evaluates its investment alternatives and mix. Currently, the majority of the Company's investments are comprised of a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds. The Company reduced its short-term investment holdings from $5.62 billion at December 31, 2010 to $3.59 billion at December 31, 2011.

        The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, real estate partnerships, real estate and insurance joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities. These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

        Net investment income is a material contributor to the Company's results of operations. Long-term interest rates declined in the second half of 2011 and are very low by historic standards. As a result, the Company expects investment returns for its fixed maturity investment portfolio to be slightly lower during 2012 than in recent periods due to lower reinvestment yields available for maturing long-term fixed maturity investments. Short-term interest rates are expected to remain at or near historically low levels during 2012. Given recent unfavorable general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio in 2012 to be lower than in 2011. If general economic conditions and/or investment market conditions deteriorate in 2012, the Company could also experience further reduction in net investment income and/or significant realized investment losses, including impairments. For further discussion of the Company's investment portfolio, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio" in this report. For a discussion of the risks to our business during or following a financial market disruption and risks to our investment portfolio, see the risk factors entitled "During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected" and "Our investment portfolio may suffer reduced returns or material realized or unrealized losses" included in "Risk Factors" in Part I, Item 1A of this report.

        Capital Position.    The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders. In recent years, the Company has returned capital to its shareholders, comprising dividends to common shareholders and common share repurchases, in amounts that have exceeded its operating income. In 2012, the Company expects that the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income. In addition, actual amounts of common share repurchases will also depend on a variety of additional factors, including corporate and regulatory requirements, maintaining capital levels commensurate with the Company's existing ratings from independent rating agencies, share price, funding of the Company's qualified pension plan, strategic initiatives and other market conditions. For information regarding the Company's common share repurchases in 2011, see "Liquidity and Capital Resources—Share Repurchases" in this report.

        The Company had a net after-tax unrealized investment gain of $2.77 billion in its fixed maturity investment portfolio at December 31, 2011. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders' equity, and a declining interest rate environment would have the opposite effects.

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

        At December 31, 2011, total cash and short-term invested assets aggregating $2.39 billion and having a weighted average maturity of 74 days were held in the United States by the holding company. These assets are sufficient to meet the holding company's current liquidity requirements and are more than two times the Company's minimum target level. These liquidity requirements primarily include shareholder dividends, debt service and contributions to its qualified pension plan from time to time.

        The holding company is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. U.S. income taxes have not been recognized on $649 million of the Company's foreign operations' undistributed earnings as of December 31, 2011, as such earnings are intended to be permanently reinvested in those operations. Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company. The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company's financial position or liquidity at December 31, 2011.

        The Company has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time. The Company also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in 2013. This line of credit also supports the Company's $800 million commercial paper program, of which $100 million was outstanding at December 31, 2011. The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

        The Company currently utilizes uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $432 million to provide much of the capital needed to support its obligations at Lloyd's. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd's, which could include utilizing holding company funds on hand.

Operating Activities

        Net cash flows provided by operating activities were $2.17 billion, $3.05 billion and $4.23 billion in 2011, 2010 and 2009, respectively. Cash flows in 2011 reflected an increase in losses paid related to catastrophes and ongoing business (including the impact of increased loss costs), a higher level of contributions to the Company's qualified domestic pension plan and lower receipts related to net investment income as compared with 2010. These factors were partially offset by a higher level of collected premiums, a lower level of paid operating expenses and a lower level of paid losses related to asbestos claims and operations in runoff. Cash flows in 2010 reflected a higher level of claims and claim adjustment expense payments due to the impact of loss cost trends and a higher level of catastrophe loss payments, as well as a lower level of reinsurance recoveries, partially offset by declines in the amount of contributions to the Company's qualified domestic pension plan and lower claims and claim adjustment expense payments related to operations in runoff as compared with 2009. In the years ended December 31, 2011, 2010 and 2009, the Company contributed $185 million, $35 million and $260 million, respectively, to its qualified domestic pension plan.

Investing Activities

        Net cash flows provided by investing activities were $1.15 billion and $2.11 billion in 2011 and 2010, respectively, compared with net cash flows used in investing activities of $899 million in 2009. The Company's consolidated total investments at December 31, 2011 decreased by $21 million from year-end 2010, primarily reflecting the impact of the Company's common share repurchases of $2.90 billion under its share repurchase authorization and shareholder dividends of $665 million, largely offset by operating cash flows of $2.17 billion and a $1.57 billion increase in net pretax unrealized appreciation of investments.

        On June 17, 2011, the Company acquired 43% of the common stock of J. Malucelli Participações em Seguros e Resseguros S.A, a Brazilian company ("JMalucelli"). JMalucelli is currently the market leader in surety in Brazil based on market share. The Company's investment was approximately $410 million in U.S. dollars, which was funded with cash provided internally from an operating subsidiary of the Company. The Company has an option to increase its interest in JMalucelli up to 49.9% within 18 months from the date of the consummation of the transaction.

        The primary goals of the Company's asset—liability management process are to satisfy the insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows. Generally, the expected principal and interest payments produced by the Company's fixed maturity portfolio adequately fund the estimated runoff of the Company's insurance reserves. Although this is not an exact cash flow match in each period, the substantial amount by which the market value of the fixed maturity portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, contributes to the Company's ability to fund claim payments without having to sell illiquid assets or access credit facilities.

Financing Activities

        Net cash flows used in financing activities were $3.31 billion, $5.22 billion and $3.44 billion in 2011, 2010 and 2009, respectively. The totals in each year reflected common share repurchases, dividends to shareholders and the repayment of debt, partially offset by the proceeds from employee stock option exercises and, in 2010 and 2009, the issuance of debt.

Debt Transactions.

        2011.    On June 1, 2011, the Company repaid the remaining $9 million principal balance on its 7.22% real estate non-recourse debt.

        2010.    On November 1, 2010, the Company issued $500 million aggregate principal amount 3.90% senior notes that will mature on November 1, 2020, and $750 million aggregate principal amount 5.35% senior notes that will mature on November 1, 2040. The net proceeds of these issuances, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, were approximately $496 million and $738 million, respectively. Interest on the senior notes is payable semi-annually in arrears on November 1 and May 1 of each year. The senior notes are redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined) plus 15 basis points for the 2020 senior notes and 20 basis points for the 2040 notes.

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

        2009.    On June 2, 2009, the Company issued $500 million aggregate principal amount of 5.90% senior notes that will mature on June 2, 2019. The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, were approximately $494 million. Interest on the senior notes is payable semi-annually in arrears on June 2 and December 2 of each year. The senior notes are redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current Treasury rate (as defined) plus 35 basis points.

        On March 3, 2009, the Company's zero coupon convertible notes with an effective yield of 4.17% and a remaining principal balance of $141 million matured and were fully paid.

        The amounts of debt obligations, other than commercial paper, that becomes due in 2012 and 2013 are $250 million and $500 million, respectively. In 2014, no debt obligations become due.

        Dividends.    Dividends paid to shareholders were $665 million, $673 million and $693 million in 2011, 2010 and 2009, respectively. On January 24, 2012, the Company's board of directors declared a regular quarterly dividend of $0.41 per share, payable March 30, 2012 to shareholders of record on March 9, 2012. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Company's board of directors and will depend upon many factors, including the Company's financial position, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.

        Share Repurchases.    The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, catastrophe losses, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors. The following table summarizes repurchase activity in 2011 and remaining repurchase capacity at December 31, 2011.

Quarterly Period Ending (in millions, except per share amounts)	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2011	18.9	$1,100	$58.23	$5,409
June 30, 2011	3.9	237	60.27	5,172
September 30, 2011	7.3	375	51.77	4,797
December 31, 2011	20.9	1,188	56.74	3,609

Total	51.0	$2,900	$56.86	$3,609

        From the inception of the first authorization in May 2006 through December 31, 2011, the Company repurchased a cumulative total of 340.0 million shares for a total cost of $17.39 billion, or an average of $51.16 per share.

        In 2011, 2010 and 2009, the Company acquired 1.4 million, 1.3 million and 1.5 million shares, respectively, of common stock from employees as treasury stock primarily to cover payroll withholding taxes related to the vesting of restricted stock awards and exercises of stock options.

        Conversion of Preferred Stock to Common Stock.    In May 2011, the Company's board of directors authorized the redemption of the Company's preferred stock held by The Travelers 401(k) Savings Plan (the Savings Plan) and gave notice of that redemption to the appropriate fiduciaries of the Savings Plan. Following a fiduciary review, the Savings Plan exercised its right to convert each preferred share into eight shares of the Company's common stock. As a result, all preferred shares outstanding on June 7, 2011 (190,083 shares) were converted into a total of 1.52 million shares of the Company's common stock.

Capital Resources

        Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company's capital structure at December 31, 2011 and 2010.

(at December 31, in millions)	2011	2010
Debt:
Short-term	$350	$109
Long-term	6,269	6,519
Net unamortized fair value adjustments and debt issuance costs	(14)	(17)

Total debt	6,605	6,611

Preferred shareholders' equity	—	68
Common shareholders' equity:
Common stock and retained earnings, less treasury stock	22,472	24,152
Accumulated other changes in equity from nonowner sources	2,005	1,255

Total shareholders' equity	24,477	25,475

Total capitalization	$31,082	$32,086

        The $1.00 billion decrease in total capitalization from December 31, 2010 primarily reflected the impact of common share repurchases under the Company's share repurchase authorization of $2.90 billion and shareholder dividends of $669 million, partially offset by net income of $1.43 billion and a $1.01 billion increase in net unrealized appreciation on investments.

        The following table provides a reconciliation of total capitalization excluding net unrealized gains on investments to total capitalization presented in the foregoing table.

(at December 31, dollars in millions)	2011	2010
Total capitalization excluding net unrealized gains on investments	$28,211	$30,227
Net unrealized gain on investments, net of taxes	2,871	1,859

Total capitalization	$31,082	$32,086

Debt-to-total capital ratio	21.3%	20.6%

Debt-to-total capital ratio excluding net unrealized gains on investments	23.4%	21.9%

        The debt-to-total capital ratio excluding net unrealized gains on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes. Net unrealized gains and losses on investments can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends. Accordingly, in the opinion of the Company's management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company's financial leverage position. The Company's debt-to-total capital ratio of 23.4% at December 31, 2011 calculated on this basis was within the Company's target range.

        Line of Credit Agreement.    The Company is party to a three-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires in June 2013. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth (generally defined as shareholders' equity plus certain trust preferred and mandatorily convertible securities, reduced for goodwill and other intangible assets) of $14.35 billion. The Company must also maintain a ratio of total debt to the sum of total debt plus consolidated net worth of not greater than 0.40 to 1.00. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company's voting stock and certain changes in the composition of the Company's board of directors. At December 31, 2011, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from LIBOR plus 100 basis points to LIBOR plus 175 basis points depending on the Company's credit ratings. At December 31, 2011, that cost would have been LIBOR plus 125 basis points had there been any amounts outstanding under the credit agreement. This line of credit also supports the Company's commercial paper program.

        Shelf Registration.    In December 2011, the Company filed with the Securities and Exchange Commission a universal shelf registration statement for the potential offering and sale of securities to replace the Company's previous registration statement that had expired in the normal course of business. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering. During 2010, the Company issued securities with a principal amount of $1.25 billion under the prior shelf registration statement.

        Share Repurchase Authorization.    At December 31, 2011, the Company had $3.61 billion of capacity remaining under its share repurchase authorization approved by the board of directors.

Contractual Obligations

        The following table summarizes, as of December 31, 2011, the Company's future payments under contractual obligations and estimated claims and claim-related payments. The table excludes short-term obligations and includes only liabilities at December 31, 2011 that are expected to be settled in cash.

        The table below includes the amount and estimated future timing of claims and claim-related payments. The amounts do not represent the exact liability, but instead represent estimates, generally utilizing actuarial projections techniques, at a given accounting date. These estimates include expectations of what the ultimate settlement and administration of claims will cost based on the Company's assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation or deflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer. The future cash flows related to the items contained in the table below required estimation of both amount (including severity considerations) and timing. Amount and timing are frequently estimated separately. An estimation of both amount and timing of future cash flows related to claims and claim-related payments is generally reliable only in the aggregate with some unavoidable estimation uncertainty.

        The contractual obligations related to debt, operating leases, purchase obligations, long-term unfunded investment commitments, estimated claims and claim-related payments (gross of the estimated reinsurance recoveries) and liabilities related to unrecognized tax benefits, at December 31, 2011 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt
Senior notes	$6,150	$250	$500	$800	$4,600
Junior subordinated debentures	369	—	—	—	369

Total debt principal	6,519	250	500	800	4,969
Interest	5,562	375	698	651	3,838

Total long-term debt obligations(1)	12,081	625	1,198	1,451	8,807

Operating leases(2)	520	143	203	133	41

Purchase obligations
Information systems administration and maintenance commitments(3)	32	29	3	—	—
Reinsurance brokerage commitment(4)	2	2	—	—	—
Other purchase commitments(5)	126	78	13	7	28

Total purchase obligations	160	109	16	7	28

Long-term unfunded investment commitments(6)	1,154	255	344	366	189

Estimated claims and claim-related payments
Claims and claim adjustment expenses(7)	49,388	10,766	12,906	7,397	18,319
Claims from large deductible policies(8)	—	—	—	—	—
Loss-based assessments(9)	201	36	46	20	99
Reinsurance contracts accounted for as deposits(10)	1	1	—	—	—
Payout from ceded funds withheld(11)	282	29	120	32	101

Total estimated claims and claim-related payments	49,872	10,832	13,072	7,449	18,519

Liabilities related to unrecognized tax benefits(12)	356	—	356	—	—

Total	$64,143	$11,964	$15,189	$9,406	$27,584

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

(5)
Includes commitments to vendors entered into in the ordinary course of business for goods and services including property, plant and equipment, office supplies, archival services, etc.

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

The estimated future cash inflows from the Company's reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Reinsurance recoverables	$7,453	$1,420	$1,770	$1,189	$3,074

The Company manages its business and evaluates its liabilities for claims and claim adjustment expense on a net of reinsurance basis. The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Claims and claim adjustment expenses, net	$41,935	$9,346	$11,136	$6,208	$15,245

For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2011.

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

The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables for workers' compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/receivables	$5,186	$1,247	$1,407	$777	$1,755
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

(12)
The Company's current liabilities related to unrecognized tax benefits from uncertain tax positions are $356 million. Offsetting these liabilities are deferred tax assets of $324 million associated with the temporary differences that would exist if these positions become realized.

        The above table does not include an analysis of liabilities reported for structured settlements for which the Company has purchased annuities and remains contingently liable in the event of default by the company issuing the annuity. The Company is not reasonably likely to incur material future payment obligations under such agreements. In addition, the Company is not currently subject to any minimum funding requirements for its qualified pension plan. Accordingly, future contributions are not included in the foregoing table.

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

        The insurance holding company laws of other states in which the Company's subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $1.96 billion is available by the end of 2012 for such dividends without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2012 and/or increase the amount of dividends from its insurance subsidiaries in 2012, which could result in certain dividends being subject to approval by the Connecticut Insurance Department. The holding company received $2.33 billion of dividends from its domestic insurance subsidiaries in 2011.

Pension and Other Postretirement Benefit Plans

        The Company sponsors a qualified non-contributory pension plan (the Qualified Plan), which covers substantially all employees and provides benefits primarily under a cash balance formula. In addition, the Company sponsors a nonqualified defined benefit pension plan which covers certain highly compensated employees and also sponsors a postretirement health and life insurance benefit plan for employees satisfying certain age and service requirements and for certain retirees.

        The Qualified Plan is subject to regulations under the Employee Retirement Income Act of 1974 as amended (ERISA), which requires plans to meet minimum standards of funding and requires such plans to subscribe to plan termination insurance through the Pension Benefit Guaranty Corporation (PBGC). The Company does not have a minimum funding requirement for the Qualified Plan for 2012 and does not anticipate having a minimum funding requirement in 2013. The Company has significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. The Company made discretionary contributions to the Qualified Plan of $185 million, $35 million, and $260 million in 2011, 2010 and 2009, respectively. In determining future contributions, the Company considers the performance of the plan's investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and the Company's other capital requirements. The Company has not determined whether or not additional discretionary funding will be made in the current year or beyond. However, the Company currently believes, subject to actual plan performance and funded status at the time, that it may make discretionary pension contributions of approximately $75 million to $100 million annually over the next few years.

        The Qualified Plan assets are managed to maximize long-term total return. The Company's overall strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. For 2012, the Company plans to apply an expected long-term rate of return on plan assets of 7.50%, down from 8.00% in 2011. The reduction reflects the Company's current expectations of long-term returns on the plan's invested assets, taking into account the current low level of long-term interest rates as well as the Federal Reserve's commentary in January 2012 regarding expected interest rate levels through 2014, and projecting a return to more normal levels of long-term interest rates in the future.

        For further discussion of the Pension and Other Postretirement Benefit Plans, see note 13 of notes to the consolidated financial statements.

Risk-Based Capital

        The NAIC adopted RBC requirements for property casualty companies to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2011, all of the Company's insurance subsidiaries had adjusted capital in excess of amounts requiring any company or regulatory action.

Off-Balance Sheet Arrangements

        The Company has entered into certain contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications, including those related to the sale of business entities. See note 15 of notes to the Company's consolidated financial statements. The Company does not expect these arrangements to have a material effect on the Company's financial position, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES

        The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments and goodwill and other intangible assets impairments.

Claims and Claim Adjustment Expense Reserves

        Gross claims and claim adjustment expense reserves by product line were as follows:

	2011			2010
(at December 31, in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,571	$9,657	$15,228	$5,809	$10,449	$16,258
Property	1,025	643	1,668	945	627	1,572
Commercial multi-peril	2,153	1,792	3,945	1,897	1,766	3,663
Commercial automobile(1)	2,388	1,121	3,509	2,302	1,060	3,362
Workers' compensation	9,649	7,348	16,997	9,447	7,082	16,529
Fidelity and surety	500	1,029	1,529	542	1,124	1,666
Personal automobile(1)	2,038	736	2,774	1,863	935	2,798
Homeowners and personal—other	778	814	1,592	653	769	1,422
International and other	2,370	1,741	4,111	2,353	1,914	4,267

Property-casualty	26,472	24,881	51,353	25,811	25,726	51,537
Accident and health	58	8	66	61	8	69

Claims and claim adjustment expense reserves	$26,530	$24,889	$51,419	$25,872	$25,734	$51,606

(1)
Includes impact from certain reclassifications made to 2010 amounts to conform to 2011 presentation.

        The $187 million decrease in gross claims and claim adjustment expense reserves since December 31, 2010 primarily reflected the impact of net favorable prior year reserve development and payments related to operations in runoff, including asbestos and environmental claims, partially offset by the significant catastrophe losses incurred in 2011 and growth in business volume.

        Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the foregoing summary table. Asbestos and environmental reserves are discussed separately; see "Asbestos Claims and Litigation", "Environmental Claims and Litigation" and "Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves."

        Claims and claim adjustment expense reserves represent management's estimate of ultimate unpaid costs of losses and loss adjustment expenses for claims that have been reported and claims that have been incurred but not yet reported (IBNR). Claims and claim adjustment expense reserves do not represent an exact calculation of liability, but instead represent management estimates, generally utilizing actuarial expertise and projection techniques, at a given accounting date. These estimates are expectations of what the ultimate settlement and administration of claims will cost upon final resolution in the future, based on the Company's assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity and frequency, expected interpretations of legal theories of liability and other factors. In establishing gross claims and claim adjustment expense reserves, the Company also considers salvage and subrogation. Estimated recoveries from reinsurance are included in "Reinsurance Recoverables" as an asset on the Company's consolidated balance sheet. The claims and claim adjustment expense reserves are reviewed regularly by qualified actuaries employed by the Company.

        The process of estimating claims and claim adjustment expense reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as changes in claims handling procedures, changes in individuals involved in the reserve estimation process, economic inflation, legal trends and legislative changes, among others. The impact of many of these items on ultimate costs for claims and claim adjustment expenses is difficult to estimate. Estimation difficulties also differ significantly by product line due to differences in claim complexity, the volume of claims, the potential severity of individual claims, the determination of occurrence date for a claim and reporting lags (the time between the occurrence of the policyholder event and when it is actually reported to the insurer). Informed judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. The Company continually refines its estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. The Company rigorously attempts to consider all significant facts and circumstances known at the time claims and claim adjustment expense reserves are established. Due to the inherent uncertainty underlying these estimates including, but not limited to, the future settlement environment, final resolution of the estimated liability for claims and claim adjustment expenses may be higher or lower than the related claims and claim adjustment expense reserves at the reporting date. Therefore, actual paid losses, as claims are settled in the future, may be materially different than the amount currently recorded—favorable or unfavorable.

        Because establishment of claims and claim adjustment expense reserves is an inherently uncertain process involving estimates, currently established claims and claim adjustment expense reserves may change. The Company reflects adjustments to the reserves in the results of operations in the period the estimates are changed.

        There are also additional risks which impact the estimation of ultimate costs for catastrophes. For example, the estimation of reserves related to hurricanes, tornadoes and other catastrophic events can be affected by the inability of the Company and its insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; estimating the impact of demand surge, infrastructure disruption, fraud, the effect of mold damage and business interruption costs; and reinsurance collectibility. The timing of a catastrophe, such as at or near the end of a reporting period, can also affect the information available to the Company in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge.

        A portion of the Company's claims and claim adjustment expense reserves (totaling $3.13 billion at December 31, 2011) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs' expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company's management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the

Company's future operating results. See the preceding discussion of "Asbestos Claims and Litigation" and "Environmental Claims and Litigation."

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

        Informed judgment is applied throughout the reserving process. This includes the application of various individual experiences and expertise to multiple sets of data and analyses. In addition to actuaries, experts involved with the reserving process also include underwriting and claims personnel and lawyers, as well as other company management. Therefore, management may have to consider varying individual viewpoints as part of its estimation of claims and claim adjustment expense reserves. It is also likely that during periods of significant change, such as a merger, consistent application of informed judgment becomes even more complicated and difficult.

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

        A major component of the claim tail is the reporting lag. The reporting lag, which is the time between the event triggering a claim and the reporting of the claim to the insurer, makes estimating IBNR inherently more uncertain. In addition, the greater the reporting lag, the greater the proportion of IBNR to the total claim liability for the product line. Writing new products with material reporting lags can result in adding several years' worth of IBNR claim exposure before the reporting lag exposure becomes clearly observable, thereby increasing the risk associated with pricing and reserving such products. The most extreme example of claim liabilities with long reporting lags are asbestos claims.

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

Actuarial methods for analyzing and estimating claims and claim adjustment expense reserves

        The principal estimation and analysis methods utilized by the Company's actuaries are the paid development method, the case incurred development method, the Bornhuetter-Ferguson (BF) method, and average value analysis combined with the reported claim development method. The BF method is usually utilized for more recent accident periods, with a transition to other methods as the underlying claim data becomes more voluminous and therefore more credible. These are typically referred to as conventional actuarial methods. (See Glossary for an explanation of these methods).

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

        Some components of product line reserves are susceptible to relatively infrequent large claims that can materially impact the total estimate for that component. In such cases, the Company's actuarial analysis generally isolates and analyzes separately such large claims. The reserves excluding such large claims are generally analyzed using the conventional methods described above. The reserves associated with large claims are then analyzed utilizing various methods, such as:

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

  •
  Utilizing historic longer-term average ratios of large claims to small claims, and applying such ratios to the estimated ultimate small claims from conventional analysis.

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

        In order to provide information on reasonably possible reserving changes by product line, the historical changes in year-end claims and claim adjustment expense reserves over a one-year period are provided for the U.S. product lines. This information is provided for both the Company and the industry for the nine most recent years, and is based on the most recent publicly available data for the reported line(s) that most closely match the individual product line being discussed. These changes were calculated, net of reinsurance, from statutory annual statement data found in Schedule P of those statements, and represent the reported reserve development on the beginning-of-the-year claim liabilities divided by the beginning claim liabilities, all accident years combined, excluding non-defense related claim adjustment expense. Data presented for the Company includes history for the entire Travelers group (U.S. companies only), whether or not the individual subsidiaries were originally part of SPC or TPC. This treatment is required by the statutory reporting instructions promulgated by state regulatory authorities for Schedule P. Comparable data for non-U.S. companies is not available.

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

        General liability reserves are generally analyzed as two components: primary and excess/umbrella, with the primary component generally analyzed separately for bodily injury and property damage. Bodily injury liability payments reimburse the claimant for damages pertaining to physical injury as a result of the policyholder's legal obligation arising from non-intentional acts such as negligence, subject to the insurance policy provisions. In some cases the damages can include future wage loss (which is a function of future earnings power and wage inflation) and future medical treatment costs. Property damage liability payments result from damages to the claimant's private property arising from the policyholder's legal obligation for non-intentional acts. In most cases, property damage losses are a function of costs as of the loss date, or soon thereafter. In addition, sizable or unique exposures are reviewed separately. These exposures include asbestos, environmental, other mass torts, construction defect, medical malpractice and large unique accounts that would otherwise distort the analysis. These unique categories often require a very high degree of judgment and require reserve analyses that do not rely on conventional actuarial methods.

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

        In addition to the conventional actuarial methods mentioned in the general discussion section, the company utilizes various report year development and S-curve methods for the construction defect components of this product line. The Construction Defect report year development analysis is supplemented with projected claim counts and average values for IBNR claim counts. For components with greater lags in claim reporting, such as excess and umbrella components of this product line, the company relies more heavily on the BF method than on the paid and case incurred development methods.

        Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required general liability reserves (beyond those included in the general discussion section) include:

General liability risk factors

  •
  Changes in claim handling philosophies

  •
  Changes in policy provisions or court interpretation of such provisions

  •
  New theories of liability

  •
  Trends in jury awards

  •
  Changes in the propensity to sue, in general with specificity to particular issues

  •
  Changes in the propensity to litigate rather than settle a claim

  •
  Changes in statutes of limitations

  •
  Changes in the underlying court system

  •
  Distortions from losses resulting from large single accounts or single issues

  •
  Changes in tort law

  •
  Shifts in law suit mix between federal and state courts

  •
  Changes in claim adjuster office structure (causing distortions in the data)

  •
  Changes in settlement patterns (e.g., medical malpractice)

General liability book of business risk factors

  •
  Changes in policy provisions (e.g., deductibles, policy limits, endorsements)

  •
  Changes in underwriting standards

  •
  Product mix (e.g., size of account, industries insured, jurisdiction mix)

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for general liability (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.5% increase (decrease) in claims and claim adjustment expense reserves.

        Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -8% to 14% (averaging 1%) for the Company and from -5% to 7% (averaging 0%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. Because the high end of the Company's range of historical adverse development comes from certain businesses that the Company has since exited, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. General liability reserves (excluding asbestos and environmental) represent approximately 25% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line, excluding estimated asbestos and environmental amounts, was -8% for 2011, -5% for 2010 and -5% for 2009. The 2011 change was concentrated in excess coverages for accident years 2005-2008 and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected. The 2010 change was primarily concentrated in excess coverages for accident years 2006 and prior and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected. The 2009 change was driven by several factors, including improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives.

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

Property risk factors

  •
  Physical concentration of policyholders

  •
  Availability and cost of local contractors

  •
  For the more severe catastrophic events, "demand surge" inflation, which refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services

  •
  Local building codes

  •
  Amount of time to return property to full usage (for business interruption claims)

  •
  Frequency of claim re-openings on claims previously closed

  •
  Court interpretation of policy provisions (such as occurrence definition, or wind versus flooding)

  •
  Lags in reporting claims (e.g., winter damage to summer homes, hidden damage after an earthquake, hail damage to roofs and/or equipment on roofs)

  •
  Court or legislative changes to the statute of limitations

Property book of business risk factors

  •
  Policy provisions mix (e.g., deductibles, policy limits, endorsements)

  •
  Changes in underwriting standards

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for property, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.1% increase (decrease) in claims and claim adjustment expense reserves.

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -34% to 26% (averaging -13%) for the Company, and from -14% to 7% (averaging -7%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. Because the high end of the Company's range of historical adverse development comes from certain businesses that the Company has since exited, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Property reserves represent approximately 3% of the Company's total claims and claim adjustment expense reserves.

        Since property is considered a short tail coverage, the one year change for property can be more volatile than that for the longer tail product lines. This is due to the fact that the majority of the reserve for property relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to property because of weather related events which, notwithstanding 2010 and 2011 experience, tend to be concentrated in the second half of the year, and generally are not completely resolved until the following year. Reserve estimates associated with major catastrophes may take even longer to resolve. The reserve estimates for this product line are also potentially subject to material changes due to uncertainty in measuring ultimate losses for unprecedented significant catastrophes such as the events of September 11, 2001 and Hurricane Katrina.

        The Company's change in reserve estimate for this product line was -5% for 2011, -25% for 2010 and -9% for 2009. The 2011 change primarily reflected better than expected development in the 2008 and 2009 accident years for certain large national property and ocean marine exposures. The 2010 change primarily occurred in the 2008 and 2009 accident years as a result of better than expected loss development in Industry-Focused Underwriting and Target Risk Underwriting. The 2009 change was primarily driven by better than expected loss development in the 2007 and 2008 accident years for certain large national property and inland marine exposures. In addition, the 2005 accident year experience improved due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina.

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

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for commercial multi-peril (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.2% increase (decrease) in claims and claim adjustment expense reserves.

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -16% to 3% (averaging -5%) for the Company, and from -5% to 6% (averaging 0%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves (excluding asbestos and environmental reserves) represent approximately 7% of the Company's total claims and claim adjustment expense reserves.

        As discussed above, this line combines general liability and property coverages and it has been impacted in the past by many of the same events as those two lines.

        The Company's change in reserve estimate for this product line was 3% for 2011, 0% for 2010 and -8% for 2009. The 2011 change reflected unfavorable loss development driven by late reporting of hail claims incurred in 2010. The 2009 change was attributable to several factors, including improved legal and judicial environments, and enhanced risk control, underwriting and claim process initiatives. Also contributing to the change was improvement in the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina.

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

        The Company utilizes the conventional actuarial methods mentioned in the general discussion above in estimating claim liabilities for this line. This is supplemented with detailed custom analyses where needed.

        Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required commercial automobile reserves (beyond those included in the general discussion section) include:

Bodily injury and property damage liability risk factors

  •
  Trends in jury awards

  •
  Changes in the underlying court system

  •
  Changes in case law

  •
  Litigation trends

  •
  Frequency of claims with payment capped by policy limits

  •
  Change in average severity of accidents, or proportion of severe accidents

  •
  Changes in auto safety technology

  •
  Subrogation opportunities

  •
  Changes in claim handling philosophies

  •
  Frequency of visits to health providers

  •
  Number of medical procedures given during visits to health providers

  •
  Types of health providers used

  •
  Types of medical treatments received

  •
  Changes in cost of medical treatments

  •
  Degree of patient responsiveness to treatment

Commercial automobile book of business risk factors

  •
  Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.)

  •
  Changes in mix of insured vehicles (e.g., long haul trucks versus local and smaller vehicles, fleet risks versus non-fleets)

  •
  Changes in underwriting standards

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for commercial automobile, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.2% increase (decrease) in claims and claim adjustment expense reserves.

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -10% to 5% (averaging -3%) for the Company, and from -3% to 5% (averaging -1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 7% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was 5% for 2011, -1% for 2010 and -6% for 2009. The 2011 change reflected worse than expected severity for the 2009 and 2010 accident years. The 2009 change was a result of better than expected loss development, primarily for recent accident years, which was attributable to several factors, including improved legal and judicial environments, and enhanced risk control, underwriting and claim process initiatives.

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

Indemnity risk factors

  •
  Time required to recover from the injury

  •
  Degree of available transitional jobs

  •
  Degree of legal involvement

  •
  Changes in the interpretations and processes of the workers' compensation commissions' oversight of claims(1)

  •
  Future wage inflation for states that index benefits

  •
  Changes in the administrative policies of second injury funds

Medical risk factors

  •
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

  •
  Frequency of visits to health providers

  •
  Number of medical procedures given during visits to health providers

  •
  Types of health providers used

  •
  Type of medical treatments received

  •
  Use of preferred provider networks and other medical cost containment practices

  •
  Availability of new medical processes and equipment

  •
  Changes in the use of pharmaceutical drugs

  •
  Degree of patient responsiveness to treatment

General workers' compensation risk factors

  •
  Frequency of claim reopenings on claims previously closed

  •
  Mortality trends of injured workers with lifetime benefits and medical treatment

  •
  Degree of cost shifting between workers' compensation and health insurance

Workers' compensation book of business risk factors

  •
  Product mix

  •
  Injury type mix

  •
  Changes in underwriting standards

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for workers' compensation, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.3% increase (decrease) in claims and claim adjustment expense reserves.

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -1% to 2% (averaging 0%) for the Company, and from -1% to 4% (averaging 1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers' compensation reserves represent approximately 33% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was 0% in 2011, -1% in 2010 and -1% for 2009.

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

        Surety has certain components that are generally considered short tail coverages with short reporting lags, although large individual construction and commercial surety contracts can result in a long settlement tail, based on the length and complexity of the construction project or commercial transaction being insured. (Large construction projects can take many years to complete.) The frequency of losses in surety generally correlates with economic cycles as the primary cause of surety loss is the inability of an insured contractor to fulfill its contractual obligations. The Company actively seeks to mitigate this exposure to loss through disciplined risk selection and adherence to underwriting standards. The volatility of surety losses is generally related to the type of business performed by the insured, the type of bonded obligation, the amount of limit exposed to loss and the amount of assets available to the insurer to mitigate losses, such as unbilled contract funds, collateral, first and third party indemnity, and other security positions of an insured's assets. Certain classes of surety claims are very high severity, low frequency in nature. These can include large construction contractors involved with one or multiple large, complex projects as well as certain large commercial surety exposures. Other claim factors affecting reserve variability of surety include litigation related to amounts owed by and due the insured (e.g., salvage and subrogation efforts) and the results of financial restructuring of an insured.

        Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required fidelity and surety reserves (beyond those included in the general discussion section) include:

Fidelity risk factors

  •
  Type of business of insured

  •
  Policy limit and attachment points

  •
  Third-party claims

  •
  Coverage litigation

  •
  Complexity of claims

  •
  Growth in insureds' operations

Surety risk factors

  •
  Economic trends, including the general level of construction activity

  •
  Concentration of reserves in a relatively few large claims

  •
  Type of business insured

  •
  Type of obligation insured

  •
  Cumulative limits of liability for insured

  •
  Assets available to mitigate loss

  •
  Defective workmanship/latent defects

  •
  Financial strategy of insured

  •
  Changes in statutory obligations

  •
  Geographic spread of business

Fidelity and Surety book of business risk factors

  •
  Changes in policy provisions (e.g., deductibles, limits, endorsements)

  •
  Changes in underwriting standards

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for fidelity and surety, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.3% increase (decrease) in claims and claim adjustment expense reserves.

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -11% to 138% (averaging 14%) for the Company, and from -13% to 24% (averaging 4%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. Because the high end of the Company's range was due to acquired business in 2004, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Fidelity and surety reserves represent approximately 3% of the Company's total claims and claim adjustment expense reserves.

        In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

        The Company's change in reserve estimate for this product line was -11% for 2011, -6% for 2010 and -7% for 2009. The 2011 change primarily reflected better than expected development for accident years 2008 and prior for the contract surety business. The 2010 change was driven by better than expected loss development due to lower than expected claim activity and loss severity, primarily for the contract surety business in this product line for the 2008 and prior accident years. The 2009 change was a result of better than expected loss development for the contract surety business within this product line, primarily driven by favorable settlements on large claims from older accident years.

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

Bodily injury and property damage liability risk factors

  •
  Trends in jury awards

  •
  Changes in the underlying court system and its philosophy

  •
  Changes in case law

  •
  Litigation trends

  •
  Frequency of claims with payment capped by policy limits

  •
  Change in average severity of accidents, or proportion of severe accidents

  •
  Subrogation opportunities

  •
  Degree of patient responsiveness to treatment

  •
  Changes in claim handling philosophies

No-fault risk factors (for selected states and time periods)

  •
  Effectiveness of no-fault laws

  •
  Frequency of visits to health providers

  •
  Number of medical procedures given during visits to health providers

  •
  Types of health providers used

  •
  Types of medical treatments received

  •
  Changes in cost of medical treatments

  •
  Degree of patient responsiveness to treatment

Personal automobile book of business risk factors

  •
  Changes in policy provisions (e.g., deductibles, policy limits, endorsements, etc.)

  •
  Changes in underwriting standards

  •
  Changes in the use of credit data for rating and underwriting

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for personal automobile, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.1% increase (decrease) in claims and claim adjustment expense reserves.

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -9% to 3% (averaging -3%) for the Company, and from -4% to 0% (averaging -2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 5% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was 3% for 2011, 0% for 2010 and 0% for 2009. The 2011 change reflected worse than expected severity for the 2007 - 2010 accident years.

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

        Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required homeowners reserves (beyond those included in the general discussion section) include:

Non-catastrophe risk factors

  •
  Salvage opportunities

  •
  Amount of time to return property to residential use

  •
  Changes in weather patterns

  •
  Local building codes

  •
  Litigation trends

  •
  Trends in jury awards

  •
  Court interpretation of policy provisions (such as occurrence definition, or wind versus flooding)

  •
  Lags in reporting claims (e.g., winter damage to summer homes, hidden damage after an earthquake, hail damage to roofs and/or equipment on roofs)

  •
  Court or legislative changes to the statute of limitations

Catastrophe risk factors

  •
  Physical concentration of policyholders

  •
  Availability and cost of local contractors

  •
  Local building codes

  •
  Quality of construction of damaged homes

  •
  Amount of time to return property to residential use

  •
  For the more severe catastrophic events, "demand surge" inflation, which refers to significant short-term increases in building material and labor costs due to a sharp increase in demand for those materials and services

Homeowners book of business risk factors

  •
  Policy provisions mix (e.g., deductibles, policy limits, endorsements, etc.)

  •
  Degree of concentration of policyholders

  •
  Changes in underwriting standards

  •
  Changes in the use of credit data for rating and underwriting

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for homeowners and personal lines other, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.1% increase (decrease) in claims and claim adjustment expense reserves.

        Historically, the one-year change in the reserve estimate for this product line (excluding the umbrella line of business, which for statutory reporting purposes is included with the general liability line of business) over the last nine years has varied from -31% to 3% (averaging -12%) for the

Company, and from -8% to 11% (averaging -3%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Homeowners and personal lines other reserves represent approximately 3% of the Company's total claims and claim adjustment expense reserves.

        This line combines both liability and property coverages; however, the majority of the reserves relate to property. While property is considered a short tail coverage, the one year change for property can be more volatile than that for the longer tail product lines. This is due to the fact that the majority of the reserve for property relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to property because of weather related events which, notwithstanding 2010 and 2011 experience, tend to be concentrated in the second half of the year, and generally are not completely resolved until the following year. Reserve estimates associated with major catastrophes may take even longer to resolve.

        The Company's change in reserve estimate for this product line (excluding the umbrella line of business) was -7% for 2011, 2% for 2010 and -14% for 2009. The Company's change in reserve estimate for this product line including the umbrella line of business was -11% for 2011, -4% for 2010 and -12% for 2009. The 2011 change reflected better than expected loss development related to catastrophe losses incurred in the first half of 2010, as well as better than expected loss development in the 2006 - 2010 accident years for the umbrella line of business. The 2010 change reflected favorable loss development in the 2008 and prior accident years, primarily for the umbrella line of business, partially offset by unfavorable loss development in the 2009 accident year for the homeowners' line of business that was driven by higher than anticipated late-reported claims related to storms in 2009. The 2009 change primarily reflected favorable loss development related to Hurricanes Ike and Katrina, as well as the 2007 California wildfires.

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

        International and other reserves are generally analyzed by program/pool, country and general coverage category (e.g., U.S. Liability—excess of loss reinsurance, or General Liability—Municipalities—by country). The business is also generally split by direct versus assumed reinsurance for a given coverage/jurisdiction. Where the underlying insured hazard is outside the United States, the underlying coverages are generally similar to those described under the General Liability and Property discussion above, provided that reserves relating to insured hazards outside the United States are analyzed taking into account differences in the legal environment and differences in terms and conditions, including, for example and where applicable, that in some jurisdictions there are no aggregate policy limits on certain liability coverages. Where the underlying hazard is within the U.S., the coverage involved is typically that of General Liability and Property, but on an excess or excess-of-loss reinsurance basis. Excess exposure requires the insured to "prove" not only claims under the policy, but also the prior payment of claims reaching up to the excess policy's attachment point.

        Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required International and other reserves (beyond those included in the general discussion section) include:

International and other risk factors

  •
  Changes in claim handling procedures, including those of the primary carriers

  •
  Changes in policy provisions or court interpretation of such provision

  •
  New theories of liability

  •
  Trends in jury awards

  •
  Changes in the propensity to sue

  •
  Changes in statutes of limitations

  •
  Changes in the underlying court system

  •
  Distortions from losses resulting from large single accounts or single issues

  •
  Changes in tort law

  •
  Changes in claim adjuster office structure (causing distortions in the data)

International and other book of business risk factors

  •
  Changes in policy provisions (e.g., deductibles, policy limits, endorsements, "claims-made" language)

  •
  Changes in underwriting standards

  •
  Product mix (e.g., size of account, industries insured, jurisdiction mix)

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for International and other (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.3% increase (decrease) in claims and claim adjustment expense reserves. International and other reserves (excluding asbestos and environmental) represent approximately 8% of the Company's total claims and claim adjustment expense reserves.

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

Reinsurance Recoverables

        The following table summarizes the composition of the Company's reinsurance recoverables:

(at December 31, in millions)	2011	2010
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$6,216	$6,934
Allowance for uncollectible reinsurance	(345)	(363)

Net reinsurance recoverables	5,871	6,571
Mandatory pools and associations(1)	2,020	2,043
Structured settlements(2)	3,291	3,380

Total reinsurance recoverables	$11,182	$11,994

(1)
Includes impact from certain reclassifications made to 2010 amounts to conform to 2011 presentation.

(2)
Included in the Company's reinsurance recoverables are certain structured settlements issued by Fidelity & Guaranty Life, which was previously a subsidiary of Old Mutual U.S. Life Holdings, Inc. prior to being sold by its U.K. parent company to Harbinger Group Inc. and being renamed.

        The $700 million decline in net reinsurance recoverables since December 31, 2010 reflected cash collections and the impact of net favorable prior year reserve development.

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

        The reinsurance agreements that the Company entered into as part of its catastrophe bond programs are dual trigger contracts and meet the requirements to be accounted for as reinsurance in accordance with guidance for accounting for reinsurance contracts. The Company's catastrophe bond programs are described in more detail in "Item 1—Business—Catastrophe Reinsurance."

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

        On August 20, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and on October 25, 2010, entered judgment against American Re-Insurance Company, a subsidiary of Munich Re (American Re) and three other reinsurers, awarding USF&G $251 million plus pre-judgment interest in the amount of $169 million. The judgment, including the award of interest, was appealed to the New York Supreme Court, Appellate Division, First Department. On January 24, 2012, the Appellate Division affirmed the judgment, which, as of that date, totaled $467 million, comprising the judgment of $251 million and interest of $216 million (including post-judgment interest). Post-judgment interest continues to accrue (without compounding) at the rate of 9% until the judgment is paid. On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of Appeals. Whether the Appellate Division grants permission to appeal is within its discretion. The $251 million awarded by the court represents the amount owed to USF&G under the terms of the disputed reinsurance agreements and is reported as part of reinsurance recoverables in the Company's consolidated balance sheet. The interest awarded by the Court, including post-judgment interest, is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company's consolidated financial statements.

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

        The Company reviews the estimates of fair value provided by the pricing service and compares the estimates to the Company's knowledge of the market to determine if the estimates obtained are representative of the prices in the market. In addition, the Company has periodic discussions with the pricing service to discuss any changes in their process and reactions to overall markets. The Company produces a report monthly that lists all price changes from the previous month in excess of 10%. The Company reviews the report and will challenge any prices deemed not to be representative of fair value. In addition, the Company has implemented various other processes including randomly selecting purchased or sold securities and comparing execution prices to the estimates from the pricing service as well as reviewing reports that contain securities whose valuation did not change from their previous valuation (stale price review). The Company also uses an additional independent pricing service to further test the primary pricing service's valuation of the Company's fixed maturity portfolio. These processes have not highlighted any significant issues with the fair value estimates received from the pricing service.

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

Non-Fixed Maturities and Other Investments Not Reported at Fair Value

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

        The Company is currently required to prepare its financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as promulgated by the Financial Accounting Standards Board (FASB). During the last several years, the Securities and Exchange Commission (SEC) has been evaluating whether, when and how International Financial Reporting Standards (IFRS) should be incorporated into the U.S. financial reporting system. Before making a decision, the SEC is completing its work plan to evaluate the remaining differences between GAAP and IFRS and examine the variations in the way IFRS was applied by various foreign companies that file financial statements with the SEC. In December 2011, the SEC staff provided an update of its progress but declined to provide a timetable for completing its analysis and making a recommendation.

        The International Accounting Standards Board (IASB) and the FASB continue to work on a joint project to develop a global insurance standard that involves methodologies for valuing insurance contract liabilities that may be significantly different from the methodologies required by current

GAAP. The FASB and the IASB have also embarked on a long-term project to converge GAAP and IFRS. The Company is not able to predict whether it will choose to, or be required to, adopt IFRS or how the adoption of IFRS (or the convergence of GAAP and IFRS, including the joint project for valuing insurance contract liabilities) may impact the Company's financial statements in the future.

FORWARD-LOOKING STATEMENTS

        This report contains, and management may make, certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as "may," "will," "should," "likely," "anticipates," "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify these forward-looking statements. Specifically, statements about the Company's share repurchase plans, expected margin improvement, future pension plan contributions and the potential impact of investment markets and other economic conditions on the Company's investment portfolio and underwriting results, among others, are forward looking, and the Company may also make forward-looking statements about, among other things:

  •
  its results of operations and financial condition (including, among other things, premium volume, premium rates, net and operating income, investment income and performance, return on equity, and expected current returns and combined ratios);

  •
  the sufficiency of the Company's asbestos and other reserves;

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of December 31, 2011. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

        The carrying value of the Company's investment portfolio at December 31, 2011 and 2010 was $72.70 billion and $72.72 billion, respectively, of which 88% and 86% was invested in fixed maturity securities, respectively. At December 31, 2011 and 2010, approximately 6.2% and 6.0%, respectively, of the Company's invested assets were denominated in foreign currencies. The Company's exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.

        The primary market risks to the investment portfolio are interest rate risk and credit risk associated with investments in fixed maturity securities. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions and treasury futures transactions.

        At December 31, 2011 and 2010, the Company's fixed maturity investment portfolio included collateralized mortgage obligations backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $351 million and $297 million, respectively (comprising approximately 0.5% of the Company's total fixed maturity investments at both dates). The disruption in secondary investment markets for mortgage-backed securities provided the Company with the opportunity to selectively acquire additional asset-backed securities collateralized by sub-prime mortgages at discounted prices. The Company purchased $128 million and $31 million of such securities in 2011 and 2010, respectively. The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities' requirements for credit score but do not meet the government-sponsored entities' guidelines for documentation, property type, debt and loan-to-value ratios. The average credit rating on these securities and obligations held by the Company was "Baa2" at both December 31, 2011 and 2010.

        The Company's fixed maturity investment portfolio at December 31, 2011 included securities issued by numerous states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio), a number of which were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. The downgrade of credit ratings of insurers of these securities in recent years has resulted in a corresponding downgrade in the ratings of the securities to the underlying rating of the respective security. Of the insured municipal securities in the Company's investment portfolio at December 31, 2011, approximately 99% were rated at A3 or above, and approximately 92% were rated at Aa3 or above, without the benefit of insurance. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company's results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company's ability and intent to hold the securities. The average credit rating of the underlying issuers of these securities was "Aa2" at December 31, 2011. The average credit rating of the entire municipal bond portfolio was "Aa1" at December 31, 2011 with and without the third-party insurance.

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

        The Company's tax-exempt fixed maturity investment portfolio was $38.52 billion and $39.03 billion at December 31, 2011 and 2010, respectively. Federal and/or state tax legislation could be enacted that would lessen or improve some or all of the tax advantages currently benefiting the Company and result in an adverse or favorable impact on the value of these holdings.

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

        The Company's foreign exchange market risk exposure is concentrated in the Company's invested assets and insurance reserves denominated in foreign currencies. Cash flows from the Company's foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the British Pound Sterling comprised approximately 2.4% and 2.5% of the total invested assets at December 31, 2011 and 2010, respectively. Invested assets denominated in the Canadian dollar comprised approximately 2.4% and 2.3% of the total invested assets at December 31, 2011 and 2010, respectively. Invested assets denominated in other currencies at December 31, 2011 and 2010 were not material.

        There were no other significant changes in the Company's primary market risk exposures or in how those exposures were managed for the year ended December 31, 2011 compared to the year ended December 31, 2010. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

Interest Rate Risk

        In this sensitivity analysis model, the Company uses fair values to measure its potential loss. The sensitivity analysis model includes the following financial instruments entered into for purposes other than trading: fixed maturities, non-redeemable preferred stocks, mortgage loans, short-term securities, debt and derivative financial instruments. The primary market risk to the Company's market sensitive instruments is interest rate risk (inclusive of credit spreads). The sensitivity analysis model uses various basis point changes in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.

        For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value weighted basis, including accrued interest, using holdings as of December 31, 2011 and 2010.

        For debt, the change in fair value is determined by calculating hypothetical December 31, 2011 and 2010 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

        The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $1.79 billion and $2.00 billion based on a 100 basis point increase in interest rates at December 31, 2011 and 2010, respectively.

        The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.

Foreign Currency Exchange Rate Risk

        The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company's analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $452 million and $434 million at December 31, 2011 and 2010, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Companies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities as of April 1, 2009 due to the adoption of new FASB guidance.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Travelers Companies, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP KPMG LLP

New York, New York
February 16, 2012

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

For the year ended December 31,	2011	2010	2009
Revenues
Premiums	$22,090	$21,432	$21,418
Net investment income	2,879	3,059	2,776
Fee income	296	287	306
Net realized investment gains	55	264	17
Other revenues	126	70	163

Total revenues	25,446	25,112	24,680

Claims and expenses
Claims and claim adjustment expenses	16,276	13,210	12,408
Amortization of deferred acquisition costs	3,876	3,802	3,813
General and administrative expenses	3,556	3,406	3,366
Interest expense	386	388	382

Total claims and expenses	24,094	20,806	19,969

Income before income taxes	1,352	4,306	4,711
Income tax expense (benefit)	(74)	1,090	1,089

Net income	$1,426	$3,216	$3,622

Net income per share
Basic	$3.40	$6.69	$6.38

Diluted	$3.36	$6.62	$6.33

Weighted average number of common shares outstanding
Basic	415.8	476.5	563.2

Diluted	420.5	482.5	568.6

For the year ended December 31,	2011	2010	2009
Net Realized Investment Gains
Other-than-temporary impairment losses:
Total gains (losses)	$30	$7	$(323)
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(55)	(33)	65

Other-than-temporary impairment losses	(25)	(26)	(258)
Other net realized investment gains	80	290	275

Net realized investment gains	$55	$264	$17

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

At December 31,	2011	2010
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,994 and $60,170)	$64,232	$62,820
Equity securities, available for sale, at fair value (cost $414 and $372)	559	519
Real estate investments	865	838
Short-term securities	3,594	5,616
Other investments	3,451	2,929

Total investments	72,701	72,722

Cash	214	200
Investment income accrued	768	791
Premiums receivable	5,730	5,497
Reinsurance recoverables	11,182	11,994
Ceded unearned premiums	828	813
Deferred acquisition costs	1,786	1,782
Deferred taxes	7	493
Contractholder receivables	5,186	5,343
Goodwill	3,365	3,365
Other intangible assets	433	502
Other assets	2,402	2,154

Total assets	$104,602	$105,656

Liabilities
Claims and claim adjustment expense reserves	$51,419	$51,606
Unearned premium reserves	11,102	10,921
Contractholder payables	5,186	5,343
Payables for reinsurance premiums	389	407
Debt	6,605	6,611
Other liabilities	5,424	5,293

Total liabilities	80,125	80,181

Shareholders' equity
Preferred Stock Savings Plan—convertible preferred stock (0.0 and 0.2 shares issued and outstanding)	—	68
Common stock (1,750.0 and 1,748.6 shares authorized; 392.8 and 434.6 shares issued and outstanding)	20,732	20,162
Retained earnings	19,579	18,847
Accumulated other changes in equity from nonowner sources	2,005	1,255
Treasury stock, at cost (349.0 and 296.6 shares)	(17,839)	(14,857)

Total shareholders' equity	24,477	25,475

Total liabilities and shareholders' equity	$104,602	$105,656

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in millions)

For the year ended December 31,	2011	2010	2009
Convertible preferred stock—savings plan
Balance, beginning of year	$68	$79	$89
Redemptions	(5)	(11)	(10)
Conversion to common stock	(63)	—	—

Balance, end of year	—	68	79

Common stock
Balance, beginning of year	20,162	19,593	19,242
Employee share-based compensation	328	420	210
Common shares issued—conversion of preferred stock	93	—	—
Compensation amortization under share-based plans and other changes	149	149	141

Balance, end of year	20,732	20,162	19,593

Retained earnings
Balance, beginning of year	18,847	16,315	13,314
Cumulative effect of adoption of updated accounting guidance at April 1, 2009	—	—	71
Net income	1,426	3,216	3,622
Dividends	(669)	(677)	(696)
Premium on preferred stock converted to common stock	(30)	—	—
Other	5	(7)	4

Balance, end of year	19,579	18,847	16,315

Accumulated other changes in equity from nonowner sources, net of tax
Balance, beginning of year	1,255	1,219	(900)
Cumulative effect of adoption of updated accounting guidance at April 1, 2009	—	—	(71)
Change in net unrealized gain (loss) on investment securities:
Having no credit losses recognized in the consolidated statement of income	1,010	(77)	1,942
Having credit losses recognized in the consolidated statement of income	2	80	131
Net change in benefit plan assets and obligations recognized in equity	(201)	27	(88)
Net change in unrealized foreign currency translation and other changes	(61)	6	205

Balance, end of year	2,005	1,255	1,219

Treasury stock (at cost)
Balance, beginning of year	(14,857)	(9,791)	(6,426)
Treasury shares acquired—share repurchase authorization	(2,900)	(5,000)	(3,300)
Net shares acquired related to employee share-based compensation plans	(82)	(66)	(65)

Balance, end of year	(17,839)	(14,857)	(9,791)

Total common shareholders' equity	24,477	25,407	27,336

Total shareholders' equity	$24,477	$25,475	$27,415

Common shares outstanding
Balance, beginning of year	434.6	520.3	585.1
Treasury shares acquired—share repurchase authorization	(51.0)	(95.7)	(69.4)
Net shares issued under employee share-based compensation plans	7.7	10.0	4.6
Common shares issued—conversion of preferred stock	1.5	—	—

Balance, end of year	392.8	434.6	520.3

Summary of changes in equity from nonowner sources
Net income	$1,426	$3,216	$3,622
Other changes in equity from nonowner sources, net of tax	750	36	2,190

Total changes in equity from nonowner sources	$2,176	$3,252	$5,812

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

For the year ended December 31,	2011	2010	2009
Cash flows from operating activities
Net income	$1,426	$3,216	$3,622
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(55)	(264)	(17)
Depreciation and amortization	802	812	797
Deferred federal income tax expense	63	178	213
Amortization of deferred acquisition costs	3,876	3,802	3,813
Equity in (income) loss from other investments	(281)	(283)	126
Premiums receivable	(237)	(29)	364
Reinsurance recoverables	807	1,300	1,416
Deferred acquisition costs	(3,881)	(3,826)	(3,797)
Claims and claim adjustment expense reserves	(152)	(1,968)	(1,596)
Unearned premium reserves	188	63	(96)
Other	(387)	53	(614)

Net cash provided by operating activities	2,169	3,054	4,231

Cash flows from investing activities
Proceeds from maturities of fixed maturities	7,404	5,896	5,316
Proceeds from sales of investments:
Fixed maturities	1,161	3,713	2,805
Equity securities	135	201	65
Real estate	1	10	—
Other investments	594	717	511
Purchases of investments:
Fixed maturities	(8,704)	(6,785)	(9,647)
Equity securities	(131)	(61)	(24)
Real estate	(66)	(21)	(15)
Other investments	(889)	(514)	(349)
Net sales (purchases) of short-term securities	2,018	(699)	370
Securities transactions in course of settlement	—	(30)	395
Other	(371)	(318)	(326)

Net cash provided by (used in) investing activities	1,152	2,109	(899)

Cash flows from financing activities
Payment of debt	(8)	(1,160)	(143)
Issuance of debt	—	1,234	494
Dividends paid to shareholders	(665)	(673)	(693)
Issuance of common stock—employee share options	314	408	180
Treasury stock acquired—share repurchase authorization	(2,919)	(4,998)	(3,259)
Treasury stock acquired—net employee share-based compensation	(46)	(40)	(29)
Excess tax benefits from share-based payment arrangements	18	8	8

Net cash used in financing activities	(3,306)	(5,221)	(3,442)

Effect of exchange rate changes on cash	(1)	3	15

Net increase (decrease) in cash	14	(55)	(95)
Cash at beginning of year	200	255	350

Cash at end of year	$214	$200	$255

Supplemental disclosure of cash flow information
Income taxes paid	$218	$784	$876
Interest paid	$382	$397	$385

See notes to consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 2010 and 2009 financial statements to conform to the 2011 presentation. All material intercompany transactions and balances have been eliminated.

Adoption of Accounting Standards Updates

Creditors' Evaluation of Whether a Restructuring is a Troubled Debt Restructuring

        In April 2011, the FASB issued updated guidance to clarify whether a modification or restructuring of a receivable is considered a troubled debt restructuring, i.e., whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties. A modification or restructuring that is considered a troubled debt restructuring will result in the creditor having to account for the receivable as being impaired and will also result in additional disclosure of the creditors' troubled debt restructuring activities. The provisions of the guidance were effective for the quarter ended September 30, 2011 on a retrospective basis to the beginning of the year. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

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

        The updated guidance is effective for the quarter ending March 31, 2012. The adoption of this guidance is not expected to have any effect on the Company's results of operations, financial position or liquidity.

Transfers and Servicing

        In April 2011, the FASB issued updated guidance related to the accounting for repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The updated guidance eliminates the criteria to assess whether a transferor is required to have the ability to repurchase or redeem the financial assets in order to demonstrate effective control over the transferred asset. Transferors that maintain effective control over a transferred asset are required to account for the transaction as a secured borrowing rather than a sale.

        The updated guidance is effective for the quarter ending March 31, 2012. The updated guidance applies to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this guidance is not expected to have any effect on the Company's results of operations, financial position or liquidity.

Presentation of Comprehensive Income

        In June 2011, the FASB issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders' equity. The updated guidance requires that all nonowner changes in shareholders' equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is to be applied retrospectively and is effective for the quarter ending March 31, 2012. Early adoption is permitted.

        The updated guidance will result in a change in the presentation of the Company's consolidated financial statements but will not have any impact on the Company's results of operations, financial position or liquidity.

Intangibles—Goodwill and Other

        In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology, or customers) that may impact a reporting unit's fair value and lead to the determination that it is more

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If an entity determines that it is more likely than not, it must perform an impairment test.

        The first step of the impairment test involves comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, a second step must be performed to measure the amount of goodwill impairment, if any. In the second step, the implied fair value of the reporting unit's goodwill is determined in the same manner as goodwill is measured in a business combination (i.e., by measuring the fair value of the reporting unit's assets, liabilities and unrecognized intangible assets and determining the remaining amount ascribed to goodwill) and comparing the amount of the implied goodwill to the carrying amount of the goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

        The updated guidance is effective for the quarter ending March 31, 2012. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Accounting Policies

Investments

Fixed Maturity and Equity Securities

        Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities, including instruments subject to securities lending agreements, are classified as available for sale and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to accumulated other changes in equity from nonowner sources. Equity securities, which include public common and non-redeemable preferred stocks, are classified as available for sale with changes in fair value, net of income taxes, charged or credited directly to accumulated other changes in equity from nonowner sources.

Real Estate Investments

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

        Investments in Private Equity Limited Partnerships, Hedge Funds and Real Estate Partnerships

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company uses the equity method of accounting for private equity limited partnerships, hedge funds and real estate partnerships. The partnerships and the hedge funds generally report investments on their balance sheet at fair value. The financial statements prepared by the investee are received by the Company on a lag basis, with the lag period generally dependent upon the type of underlying investments. The private equity and real estate partnerships provide financial information quarterly which is generally available to investors, including the Company, within three to six months following the date of the reporting period. The hedge funds provide financial information monthly, which is generally available to investors within one month following the date of the reporting period. The Company regularly requests financial information from the partnerships prior to the receipt of the partnerships' financial statements and records any material information obtained from these requests in its consolidated financial statements.

Common Stock with Transfer Restrictions and Other

        Also included in other investments are common stock with transfer restrictions, non-public common and preferred equities, mortgage loans, trading securities and derivatives. Common stock with transfer restrictions and non-public common and preferred equities are reported at fair value with changes in fair value, net of income taxes, charged or credited directly to accumulated other changes in equity from nonowner sources. Mortgage loans are carried at amortized cost. Trading securities are marked to market with the change in fair value recognized in net investment income during the current period. The Company's derivative financial instruments are carried at fair value, with the changes in fair value reflected in the consolidated statement of income in net realized investment gains (losses). For a further discussion of the derivatives used by the Company, see note 3.

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

Other-Than-Temporary Impairments of Fixed Maturities and Equity Securities

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

        For equity securities (including public common, non-redeemable preferred stock and common stock with transfer restrictions) and for fixed maturity investments the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery in value, the full amount of the impairment is included in net realized investment gains (losses).

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(3) loss severity. The key assumptions made for the Prime, Alt-A and Sub-Prime mortgage-backed securities at December 31, 2011 were as follows:

(at December 31, 2011)	Prime	Alt-A	Sub-Prime
Voluntary prepayment rates	3% - 37%	0% - 17%	0% - 8%
Percentage of remaining pool liquidated due to defaults	1% - 46%	7% - 78%	19% - 87%
Loss severity	30% - 65%	35% - 70%	58% - 90%

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

Mortgage Loans

        A mortgage loan is considered impaired when it is probable that the Company will be unable to collect principal and interest amounts due. For mortgage loans that are determined to be impaired, a reserve is established for the difference between the amortized cost and the fair value of the underlying collateral. In estimating fair value, the Company uses interest rates reflecting the current real estate financing market returns.

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

Goodwill and Other Intangible Assets

        The Company performs a review, on at least an annual basis, of goodwill held by the reporting units which are the Company's three operating and reportable segments: Business Insurance; Financial, Professional & International Insurance; and Personal Insurance. The Company estimates the fair value

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of its reporting units and compares it to their carrying value, including goodwill. If the carrying values of the reporting units were to exceed their fair value, the amount of the impairment would be calculated and goodwill adjusted accordingly.

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

        The Company's review did not result in an impairment of its goodwill, other indefinite-lived intangibles or finite-lived intangible assets, and none of the Company's reporting units had a reasonable risk of failing the initial impairment test for the years ended December 31, 2011, 2010 and 2009.

Claims and Claim Adjustment Expense Reserves

        Claims and claim adjustment expense reserves represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for most long-term disability and annuity claim payments, primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, were discounted using a rate of 5% at both December 31, 2011 and 2010. These discounted reserves totaled $2.20 billion and $2.09 billion at December 31, 2011 and 2010, respectively.

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

Other Liabilities

        Included in other liabilities in the consolidated balance sheet is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2011 and 2010, the Company had a liability of $293 million and $294 million, respectively, for guaranty

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fund and other insurance-related assessments and related recoverables of $19 million and $24 million, respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers' compensation claimants and the recoveries are expected to occur over the same period of time.

        Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers' compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1% of total Company net written premiums for each of the years ended December 31, 2011, 2010 and 2009. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. The liability accrued for policyholder dividends totaled $54 million and $45 million at December 31, 2011 and 2010, respectively.

Treasury Stock

        Treasury stock represents the cost of common stock repurchased by the Company, which stock represents authorized and unissued shares of the Company under the Minnesota Business Corporation Act.

Statutory Accounting Practices

        The Company's insurance subsidiaries, domiciled principally in the state of Connecticut, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The impact of any permitted accounting practices on policyholders' surplus of the Company is not material.

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

  •
  Commercial Accounts provides mid-sized businesses with property and casualty products, including commercial multi-peril, property, general liability, commercial auto and workers' compensation insurance.

  •
  National Accounts provides large companies with casualty products and services, including workers' compensation, general liability and automobile liability, as well as property coverages, generally utilizing loss-sensitive products, on both a bundled and unbundled basis. National Accounts also includes the Company's commercial residual market business, which primarily offers workers' compensation products and services to the involuntary market.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    •
    Technology serves small to large companies involved in telecommunications, information technology, medical technology and electronics manufacturing, offering a comprehensive portfolio of products and services. Products offered include property, commercial auto, general liability, workers' compensation, umbrella, internet liability, technology errors and omissions coverages and global companion products.

    •
    Public Sector Services provides insurance products and services to public entities including municipalities, counties, Indian Nation gaming organizations and selected special government districts such as water and sewer utilities. The policies written by this unit typically cover property, commercial auto, general liability and professional liability exposures.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    •
    Global Underwriting provides insurance to foreign organizations with property and liability exposures located in the United States (reverse-flow), as part of a global program.

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

        On June 17, 2011, the Company acquired 43% of the common stock of J. Malucelli Participações em Seguros e Resseguros S.A ("JMalucelli"). JMalucelli is currently the market leader in surety in

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Brazil based on market share. The Company's investment in JMalucelli is accounted for using the equity method and is included in "other investments" on the consolidated balance sheet.

Personal Insurance

        The Personal Insurance segment writes a broad range of property and casualty insurance covering individuals' personal risks. The primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.

        Automobile policies provide coverage for liability to others for both bodily injury and property damage, uninsured motorist protection, and for physical damage to an insured's own vehicle from collision. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

        Homeowners policies provide protection against losses to dwellings and contents from a variety of perils (excluding flooding) as well as coverage for personal liability. The Company writes homeowners insurance for dwellings, condominiums and tenants, and rental properties. The Company writes coverage for boats and yachts and valuable personal items such as jewelry, and also writes coverages for umbrella liability, identity fraud, and weddings and special events.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        The following tables summarize the components of the Company's revenues, operating income and total assets by reportable business segments:

(for the year ended December 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2011
Premiums	$11,327	$3,174	$7,589	$22,090
Net investment income	2,041	414	424	2,879
Fee income	295	1	—	296
Other revenues	31	26	70	127

Total operating revenues(1)	$13,694	$3,615	$8,083	$25,392

Amortization and depreciation	$2,313	$740	$1,615	$4,668
Income tax expense (benefit)	134	230	(293)	71
Operating income (loss)(1)	1,354	647	(332)	1,669
2010
Premiums	$10,766	$3,317	$7,349	$21,432
Net investment income	2,156	439	464	3,059
Fee income	285	2	—	287
Other revenues	28	27	75	130

Total operating revenues(1)	$13,235	$3,785	$7,888	$24,908

Amortization and depreciation	$2,253	$754	$1,601	$4,608
Income tax expense	777	245	134	1,156
Operating income(1)	2,301	620	440	3,361
2009
Premiums	$10,968	$3,333	$7,117	$21,418
Net investment income	1,902	452	422	2,776
Fee income	306	—	—	306
Other revenues	42	27	84	153

Total operating revenues(1)	$13,218	$3,812	$7,623	$24,653

Amortization and depreciation	$2,279	$763	$1,567	$4,609
Income tax expense	850	222	198	1,270
Operating income(1)	2,590	642	601	3,833

(1)
Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2011	2010	2009
Business Insurance:
Select Accounts	$2,784	$2,718	$2,756
Commercial Accounts	2,890	2,576	2,493
National Accounts	782	806	902
Industry-Focused Underwriting	2,407	2,299	2,279
Target Risk Underwriting	1,587	1,573	1,568
Specialized Distribution	880	872	889

Total Business Insurance Core	11,330	10,844	10,887
Business Insurance Other	10	13	15

Total Business Insurance	11,340	10,857	10,902

Financial, Professional & International Insurance:
Bond & Financial Products	1,953	1,981	2,040
International	1,149	1,230	1,245

Total Financial, Professional & International Insurance	3,102	3,211	3,285

Personal Insurance:
Automobile	3,788	3,772	3,629
Homeowners and Other	3,957	3,795	3,520

Total Personal Insurance	7,745	7,567	7,149

Total consolidated net written premiums	$22,187	$21,635	$21,336

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

Business Segment Reconciliations

(for the year ended December 31, in millions)	2011	2010	2009
Revenue reconciliation
Earned premiums
Business Insurance:
Workers' compensation	$2,899	$2,489	$2,457
Commercial automobile	1,940	1,912	1,956
Property	1,607	1,669	1,761
General liability	1,738	1,739	1,899
Commercial multi-peril	3,126	2,958	2,894
Other	17	(1)	1

Total Business Insurance	11,327	10,766	10,968

Financial, Professional & International Insurance:
Fidelity and surety	970	1,020	1,012
General liability	832	866	908
International	1,218	1,276	1,255
Other	154	155	158

Total Financial, Professional & International Insurance	3,174	3,317	3,333

Personal Insurance:
Automobile	3,720	3,693	3,696
Homeowners and Other	3,869	3,656	3,421

Total Personal Insurance	7,589	7,349	7,117

Total earned premiums	22,090	21,432	21,418
Net investment income	2,879	3,059	2,776
Fee income	296	287	306
Other revenues	127	130	153

Total operating revenues for reportable segments	25,392	24,908	24,653
Other revenues	(1)	(60)	10
Net realized investment gains	55	264	17

Total consolidated revenues	$25,446	$25,112	$24,680

Income reconciliation, net of tax
Total operating income for reportable segments	$1,669	$3,361	$3,833
Interest Expense and Other(1)	(279)	(318)	(233)

Total operating income	1,390	3,043	3,600
Net realized investment gains	36	173	22

Total consolidated net income	$1,426	$3,216	$3,622

(1)
The primary component of Interest Expense and Other is after-tax interest expense of $251 million, $252 million and $248 million in 2011, 2010 and 2009, respectively. Interest Expense and Other in 2010 included $39 million of after-tax expenses related to the Company's purchase

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

  and retirement of a significant portion of its 6.25% fixed-to-floating rate junior subordinated debentures. Interest Expense and Other in 2009 included a benefit of $28 million from the favorable resolution of various prior year tax matters.

(at December 31, in millions)	2011	2010
Asset reconciliation:
Business Insurance	$76,870	$78,165
Financial, Professional & International Insurance	13,355	13,461
Personal Insurance	13,614	13,423

Total assets for reportable segments	103,839	105,049
Other assets(1)	763	607

Total consolidated assets	$104,602	$105,656

(1)
The major components of other assets at December 31, 2011 and 2010 were other intangible assets and deferred taxes.

Enterprise-Wide Disclosures

        Revenues from internal customers for the years ended December 31, 2011, 2010 and 2009 were not material. Foreign assets at December 31, 2011 and 2010 also were not material. The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

        The following table presents revenues of the Company's operations based on location:

(for the year ended December 31, in millions)	2011	2010	2009
U.S.	$24,408	$24,049	$23,674
Non-U.S.	1,038	1,063	1,006

Total revenues	$25,446	$25,112	$24,680

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS

Fixed Maturities

        The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2011, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,396	$101	$—	$2,497
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,820	513	1	7,332
All other	29,391	2,303	4	31,690

Total obligations of states, municipalities and political subdivisions	36,211	2,816	5	39,022
Debt securities issued by foreign governments	2,228	91	1	2,318
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,288	249	22	3,515
All other corporate bonds	15,845	1,066	61	16,850
Redeemable preferred stock	26	4	—	30

Total	$59,994	$4,327	$89	$64,232

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2010, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,914	$94	$—	$2,008
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,787	505	1	7,291
All other	31,277	1,121	154	32,244

Total obligations of states, municipalities and political subdivisions	38,064	1,626	155	39,535
Debt securities issued by foreign governments	2,156	50	4	2,202
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,952	248	36	4,164
All other corporate bonds	14,051	876	51	14,876
Redeemable preferred stock	33	2	—	35

Total	$60,170	$2,896	$246	$62,820

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2011, in millions)	Amortized Cost	Fair Value
Due in one year or less	$5,829	$5,901
Due after 1 year through 5 years	19,843	21,144
Due after 5 years through 10 years	17,107	18,694
Due after 10 years	13,927	14,978

	56,706	60,717
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,288	3,515

Total	$59,994	$64,232

        Pre-refunded bonds of $7.33 billion and $7.29 billion at December 31, 2011 and 2010, respectively, were bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

        The Company's fixed maturity investment portfolio at December 31, 2011 and 2010 included $3.52 billion and $4.16 billion, respectively, of residential mortgage-backed securities, which include pass-through-securities and collateralized mortgage obligations (CMO). Included in the totals at December 31, 2011 and 2010 were $1.82 billion and $2.09 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.70 billion and $2.07 billion, respectively. Approximately 38% of the Company's CMO holdings were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at both December 31, 2011 and 2010. The average credit rating of the $1.05 billion and $1.28 billion of non-guaranteed CMO holdings at December 31, 2011 and 2010, respectively, was "Ba1" and "Baa1," respectively. The average credit rating of all of the above securities was "Aa3" and "Aa1" at December 31, 2011 and 2010, respectively.

        At December 31, 2011 and 2010, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $446 million and $549 million, respectively, which are included in "All other corporate bonds" in the tables above. At December 31, 2011 and 2010, approximately $81 million and $155 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise, and $10 million and $20 million at December 31, 2011 and 2010, respectively, were comprised of Canadian non-guaranteed securities. The average credit rating of the $365 million of non-guaranteed securities at December 31, 2011 was "Aaa," and 71% of those securities were issued in 2004 and prior years. The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The average credit rating of the CMBS portfolio was "Aaa" at both December 31, 2011 and 2010.

        At December 31, 2011 and 2010, the Company had $126 million and $186 million, respectively, of securities on loan as part of a tri-party lending agreement.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        Proceeds from sales of fixed maturities classified as available for sale were $1.16 billion, $3.71 billion and $2.81 billion in 2011, 2010 and 2009, respectively. Gross gains of $63 million, $106 million and $119 million and gross losses of $10 million, $11 million and $19 million were realized on sales in 2011, 2010 and 2009, respectively.

        At December 31, 2011 and 2010, the Company's insurance subsidiaries had $4.70 billion and $4.51 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states' insurance regulatory requirements. Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $90 million and $86 million at December 31, 2011 and 2010, respectively. Other investments pledged as collateral securing outstanding letters of credit had a fair value of $59 million and $88 million at December 31, 2011 and 2010, respectively.

Equity Securities

        The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized
				Fair Value
(at December 31, 2011, in millions)	Cost	Gains	Losses
Common stock	$311	$120	$3	$428
Non-redeemable preferred stock	103	29	1	131

Total	$414	$149	$4	$559

		Gross Unrealized
				Fair Value
(at December 31, 2010, in millions)	Cost	Gains	Losses
Common stock	$198	$106	$—	$304
Non-redeemable preferred stock	174	46	5	215

Total	$372	$152	$5	$519

        Proceeds from sales of equity securities were $135 million, $201 million and $65 million in 2011, 2010 and 2009, respectively. Gross gains of $48 million, $128 million and $13 million and gross realized losses of $2 million, less than $1 million and $2 million were realized on those sales in 2011, 2010 and 2009, respectively. In 2010, proceeds from the sales of equity securities and gross gains realized on those sales included $115 million and $102 million, respectively, from the sale of substantially all of the Company's remaining common stock holdings in Verisk Analytics, Inc. (Verisk), a portion of which was classified as an equity security at the time of sale.

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

        In 2011 and 2009, there were no sales of real estate investments. Proceeds from the sale of real estate investments totaled $10 million in 2010. Gross gains of $3 million were realized on those sales and there were no gross losses. The Company had no real estate held for sale at December 31, 2011 and 2010. Accumulated depreciation on real estate held for investment purposes was $226 million and $200 million at December 31, 2011 and 2010, respectively.

        Future minimum rental income expected on operating leases relating to the Company's real estate properties is $80 million, $72 million, $62 million, $53 million, $36 million for 2012, 2013, 2014, 2015 and 2016, respectively, and $56 million for 2017 and thereafter.

Short-term Securities

        The Company's short-term securities consist of Aaa-rated registered money market funds, U.S. Treasury securities and high-quality commercial paper (primarily A1/P1) with a combined average of 79 days to maturity at December 31, 2011. The amortized cost of these securities, which totaled $3.59 billion and $5.62 billion at December 31, 2011 and 2010, respectively, approximated their fair value.

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

        The Company is a passive investor in limited partner equity interests issued by third party VIEs. These include certain of the Company's investments in private equity limited partnerships, hedge funds and real estate partnerships where the Company is not related to the general partner. These investments are generally accounted for under the equity method and reported in the Company's consolidated balance sheet as other investments unless the Company is deemed the primary beneficiary. These equity interests generally cannot be redeemed. Distributions from these investments are received by the Company as a result of liquidation of the underlying investments of the funds and/or as income

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

distribution. The Company's maximum exposure to loss with respect to these investments is limited to the investment carrying amounts reported in the Company's consolidated balance sheet and any unfunded commitment. Neither the carrying amounts nor the unfunded commitments related to these VIEs are material.

Unrealized Investment Losses

        The following tables summarize, for all investments in an unrealized loss position at December 31, 2011 and 2010, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at December 31, 2011, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$356	$—	$—	$—	$356	$—
Obligations of states, municipalities and political subdivisions	27	—	191	5	218	5
Debt securities issued by foreign governments	96	1	2	—	98	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	362	12	155	10	517	22
All other corporate bonds	1,295	42	105	19	1,400	61

Total fixed maturities	2,136	55	453	34	2,589	89

Equity securities
Common stock	64	3	—	—	64	3
Non-redeemable preferred stock	37	1	7	—	44	1

Total equity securities	101	4	7	—	108	4

Total	$2,237	$59	$460	$34	$2,697	$93

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

	Less than 12 months		12 months or longer		Total
(at December 31, 2010, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$155	$—	$—	$—	$155	$—
Obligations of states, municipalities and political subdivisions	5,364	149	139	6	5,503	155
Debt securities issued by foreign governments	419	4	13	—	432	4
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	77	1	420	35	497	36
All other corporate bonds	1,230	32	185	19	1,415	51
Redeemable preferred stock	—	—	3	—	3	—

Total fixed maturities	7,245	186	760	60	8,005	246

Equity securities
Common stock	3	—	3	—	6	—
Non-redeemable preferred stock	45	1	49	4	94	5

Total equity securities	48	1	52	4	100	5

Total	$7,293	$187	$812	$64	$8,105	$251

        The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2011, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$2	$—	$—	$—	$2
Other	—	5	6	9	20

Total fixed maturities	2	5	6	9	22
Equity securities	—	—	—	—	—

Total	$2	$5	$6	$9	$22

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        These unrealized losses at December 31, 2011 represented less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders' equity on an after-tax basis.

Impairment Charges

        Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2011	2010	2009
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	13	4	81
All other corporate bonds	5	9	88
Redeemable preferred stock	—	—	—

Total fixed maturities	18	13	169

Equity securities
Common stock	6	2	15
Non-redeemable preferred stock	—	1	64

Total equity securities	6	3	79

Other investments	1	10	10

Total	$25	$26	$258

        In the second quarter of 2009, the Company adopted updated accounting guidance that changed the reporting of other-than-temporary impairments (OTTI). As a result, the credit component of OTTI on fixed maturities was reported separately effective April 1, 2009, the date of adoption.

        The following tables present a roll-forward of the credit component of OTTI on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

accumulated other changes in equity from nonowner sources for the years ended December 31, 2011 and 2010:

Year ended December 31, 2011 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$47	$—	$12	$—	$(1)	$58
All other corporate bonds	88	2	2	(4)	6	94

Total fixed maturities	$135	$2	$14	$(4)	$5	$152

Year ended December 31, 2010 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$46	$—	$4	$(3)	$—	$47
All other corporate bonds	93	—	5	(13)	3	88

Total fixed maturities	$139	$—	$9	$(16)	$3	$135

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

        At December 31, 2011 and 2010, other than U.S. Treasury securities and obligations of U.S. government and government agencies and authorities, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of shareholders' equity of the Company.

        Included in fixed maturities are below investment grade assets totaling $1.96 billion and $1.88 billion at December 31, 2011 and 2010, respectively. The Company defines its below investment grade assets as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Net Investment Income

(for the year ended December 31, in millions)	2011	2010	2009
Gross investment income (loss)
Fixed maturities	$2,543	$2,710	$2,822
Equity securities	29	31	30
Short-term securities	12	13	27
Real estate	34	35	36
Other investments	292	304	(106)

Gross investment income	2,910	3,093	2,809
Investment expenses	31	34	33

Net investment income	$2,879	$3,059	$2,776

        Changes in net unrealized gains (losses) on investment securities that are included as a separate component of accumulated other changes in equity from nonowner sources were as follows:

(at and for the year ended December 31, in millions)	2011	2010	2009
Change in net unrealized investment gains (losses)
Fixed maturities	$1,588	$114	$2,830
Equity securities	(2)	69	160
Other investments	(14)	(178)	87

	1,572	5	3,077
Related tax expense	560	2	1,075

Change in net unrealized gain on investment securities	1,012	3	2,002
Balance, beginning of year	1,859	1,856	(146)

Balance, end of year	$2,871	$1,859	$1,856

Derivative Financial Instruments

        The Company uses U.S. Treasury note futures transactions to modify the effective duration of specific assets within the investment portfolio and enters into 90-day futures contracts on 2-year, 5-year, 10-year and 30-year U.S. Treasury notes which require a daily mark-to-market and settlement with the broker. The notional value of the open U.S. Treasury futures contracts was $900 million and $400 million at December 31, 2011 and 2010, respectively. Net realized investment gains in 2011, 2010 and 2009 included net losses of $62 million, net losses of $30 million and net gains of $23 million, respectively, related to U.S. Treasury futures contracts.

        In 2010 and 2009, the Company recorded net realized investment gains of $5 million and $7 million, respectively, related to its holdings of six million stock purchase warrants of Platinum Underwriters Holdings, Ltd., a publicly-held company. These warrants were not designated and did not qualify for hedge accounting, and, as such, the mark-to-market changes in fair value were reflected in net realized investment gains (losses). In October 2010, the Company sold these stock purchase warrants for proceeds that approximated their carrying value at the date of sale.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        The Company purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in net realized investment gains (losses). Derivatives embedded in convertible debt securities are reported on a combined basis with their host instrument and are classified as fixed maturity securities. The Company recorded a net realized investment loss of $2 million in 2011, a net realized investment loss of $1 million in 2010 and a net realized investment gain of $1 million in 2009 related to these embedded derivatives.

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

        At December 31, 2010, the estimated fair value of stocks having transfer restrictions that expired within one year was determined by adjusting the observed market price of the securities for a liquidity discount which takes into consideration the restrictions that existed at December 31, 2010 and was based on market observable inputs. As a result of adjusting the market price to reflect the impact of the transfer restrictions on estimated fair value, the Company disclosed these holdings in Level 2 at December 31, 2010. At December 31, 2011, the Company held no stocks having transfer restrictions that expired within one year.

Other Investments

        The Company holds investments in various publicly-traded securities which are reported in other investments. These investments include securities in the Company's trading portfolio, mutual funds and other small holdings. The $42 million fair value of these investments at both December 31, 2011 and 2010 was disclosed in Level 1. At December 31, 2011 and 2010, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $44 million and $57 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2011 and 2010 in the amount disclosed in Level 3.

Derivatives

        At December 31, 2011 and 2010, the Company held $22 million and $37 million, respectively, of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2—fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

Fair Value Hierarchy

        The following tables present the level within the fair value hierarchy at which the Company's financial assets and financial liabilities are measured on a recurring basis at December 31, 2011 and 2010.

(at December 31, 2011, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,497	$2,465	$32	$—
Obligations of states, municipalities and political subdivisions	39,022	—	39,002	20
Debt securities issued by foreign governments	2,318	—	2,318	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,515	—	3,514	1
All other corporate bonds	16,850	—	16,621	229
Redeemable preferred stock	30	29	1	—

Total fixed maturities	64,232	2,494	61,488	250

Equity securities
Common stock	428	428	—	—
Non-redeemable preferred stock	131	96	35	—

Total equity securities	559	524	35	—

Other investments	86	42	—	44

Total	$64,877	$3,060	$61,523	$294

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

(at December 31, 2010, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,008	$1,991	$17	$—
Obligations of states, municipalities and political subdivisions	39,535	—	39,433	102
Debt securities issued by foreign governments	2,202	—	2,202	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4,164	—	4,163	1
All other corporate bonds	14,876	—	14,749	127
Redeemable preferred stock	35	34	1	—

Total fixed maturities	62,820	2,025	60,565	230

Equity securities
Common stock	304	281	23	—
Non-redeemable preferred stock	215	131	84	—

Total equity securities	519	412	107	—

Other investments	99	42	—	57

Total	$63,438	$2,479	$60,672	$287

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

        The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2011 and 2010.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2010	$230	$57	$287
Total realized and unrealized investment gains (losses):
Included in net realized investment gains(1)	1	38	39
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	—	(9)	(9)
Purchases, sales and settlements/maturities:
Purchases	154	5	159
Sales	(15)	(47)	(62)
Settlements/maturities	(43)	—	(43)
Gross transfers into Level 3	19	—	19
Gross transfers out of Level 3(2)	(96)	—	(96)

Balance at December 31, 2011	$250	$44	$294

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)
Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(2)
During the year ended December 31, 2011, approximately $81 million of municipal fixed maturity securities were valued using observable market data which resulted in a transfer out of Level 3 into Level 2. In prior periods, these securities were valued internally using unobservable inputs.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2009	$240	$154	$394
Total realized and unrealized investment gains (losses):
Included in net realized investment gains(1)	5	2	7
Included in increases (decreases) in accumulated other changes in equity from nonowner sources	10	11	21
Purchases, sales and settlements/maturities:
Purchases	44	3	47
Sales	(9)	(113)	(122)
Settlements/maturities	(41)	—	(41)
Gross transfers into Level 3	13	—	13
Gross transfers out of Level 3	(32)	—	(32)

Balance at December 31, 2010	$230	$57	$287

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)
Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

        The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2011 and 2010.

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

        The carrying values of $552 million and $647 million of financial instruments classified as other assets approximated their fair values at December 31, 2011 and 2010, respectively. The carrying values of $3.93 billion and $3.75 billion of financial instruments classified as other liabilities at December 31, 2011 and 2010, respectively, also approximated their fair values. Fair value is determined using various methods including discounted cash flows, as appropriate for the various financial instruments.

        The carrying value and fair value of the Company's debt at December 31, 2011 was $6.61 billion and $7.71 billion, respectively. The respective totals at December 31, 2010 were $6.61 billion and $7.21 billion. The Company utilized a pricing service to estimate fair value measurements for approximately 93% and 94% of its debt, other than commercial paper, at December 31, 2011 and 2010, respectively. The pricing service utilizes market quotations for debt that have quoted prices in active markets. For the small amount of the Company's debt securities for which a pricing service is not used, the Company utilizes pricing estimates from a nationally recognized broker/dealer to estimate fair value. If estimates of fair value are unavailable from the pricing service or the broker/dealer, the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs.

        The fair value of commercial paper included in debt outstanding at December 31, 2011 and 2010 approximated its book value because of its short-term nature.

5. REINSURANCE

        The Company's consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) the Company has underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to protect the Company, at a cost, from losses in excess of the amount it is prepared to accept. Reinsurance is placed on both a quota-share and excess of loss basis. Ceded reinsurance arrangements do not discharge the Company as the primary insurer, except for instances where the primary policy or policies have been novated.

        The Company utilizes general catastrophe reinsurance treaties with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes. In addition to the coverage provided under these treaties, the Company also utilizes a catastrophe bond program and a Northeast catastrophe reinsurance treaty to protect against losses resulting from catastrophes in the Northeastern United States. The Company also utilizes an excess-of-loss treaty in its National Property business unit of the Business Insurance segment to protect against earthquake losses up to a certain threshold.

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

        Included in reinsurance recoverables are certain amounts related to involuntary reinsurance arrangements. The Company is required to participate in various involuntary reinsurance arrangements through assumed reinsurance, principally with regard to residual market mechanisms in workers' compensation and automobile insurance, as well as homeowners' insurance in certain coastal areas. In addition, the Company provides services for several of these involuntary arrangements ("mandatory pools and associations") under which it writes such residual market business directly, then cedes 100% of this business to the mandatory pool. Such participations and servicing arrangements are arranged to mitigate credit risk to the Company, as any ceded balances are jointly backed by all the pool members.

        Also included in reinsurance recoverables are certain amounts related to structured settlements. Structured settlements are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables as the Company retains the contingent liability to the claimant. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments if and to the extent not paid by state guaranty associations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE (Continued)

        The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2011	2010	2009
Written premiums
Direct	$23,220	$22,634	$22,545
Assumed	667	668	740
Ceded	(1,700)	(1,667)	(1,949)

Total net written premiums	$22,187	$21,635	$21,336

Earned premiums
Direct	$23,146	$22,533	$22,658
Assumed	641	664	762
Ceded	(1,697)	(1,765)	(2,002)

Total net earned premiums	$22,090	$21,432	$21,418

Percentage of assumed earned premiums to net earned premiums	2.9%	3.1%	3.6%

Ceded claims and claim adjustment expenses incurred	$737	$404	$582

        Ceded premiums included the premiums paid to Longpoint Re Ltd. and Longpoint Re Ltd. II for coverage under the Company's catastrophe bond programs.

        Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and were as follows:

(at December 31, in millions)	2011	2010
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$6,216	$6,934
Allowance for uncollectible reinsurance	(345)	(363)

Net reinsurance recoverables	5,871	6,571
Mandatory pools and associations	2,020	2,043
Structured settlements	3,291	3,380

Total reinsurance recoverables	$11,182	$11,994

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

        The deductible for any calendar year is equal to 20% of the insurer's direct earned premiums for covered lines for the preceding calendar year. The Company's estimated deductible under the Program is $2.17 billion for 2012. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the Program for additional covered terrorism losses for that program year. The Company has had no terrorism-related losses since the Program was established. Since the interpretation of this law is untested, there is substantial uncertainty as to how they will be applied to specific circumstances. It is also possible that future legislative action could change the Program. Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company's own reinsurance program, future losses from acts of terrorism, particularly involving nuclear, biological, chemical or radiological events, could be material to the Company's operating results, financial position and/or liquidity in future periods. While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, there can be no assurance that the Company would have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving nuclear, biological, chemical or radiological means.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        The following table presents the carrying amount of the Company's goodwill by segment at December 31, 2011 and 2010:

(in millions)	2011	2010
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	557
Personal Insurance	613	613
Other	27	27

Total	$3,365	$3,365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

        The following presents a summary of the Company's other intangible assets by major asset class at December 31, 2011 and 2010:

(at December 31, 2011, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$830	$105
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables(1)	191	79	112

Total intangible assets subject to amortization	1,126	909	217
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$909	$433

(at December 31, 2010, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$783	$152
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables(1)	191	57	134

Total intangible assets subject to amortization	1,126	840	286
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$840	$502

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following presents a summary of the Company's amortization expense for other intangible assets by major asset class:

(for the year ended December 31, in millions)	2011	2010	2009
Customer-related	$47	$61	$72
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	22	25	28

Total amortization expense	$69	$86	$100

        Intangible asset amortization expense is estimated to be $52 million in 2012, $45 million in 2013, $43 million in 2014, $23 million in 2015 and $9 million in 2016.

7. INSURANCE CLAIM RESERVES

        Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2011	2010
Property-casualty	$51,353	$51,537
Accident and health	66	69

Total	$51,419	$51,606

        The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

(at and for the year ended December 31, in millions)	2011	2010	2009
Claims and claim adjustment expense reserves at beginning of year	$51,537	$53,529	$55,121
Less reinsurance recoverables on unpaid losses	11,282	12,588	13,809

Net reserves at beginning of year	40,255	40,941	41,312

Estimated claims and claim adjustment expenses for claims arising in the current year	16,937	14,452	13,681
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(842)	(1,417)	(1,449)

Total increases	16,095	13,035	12,232

Claims and claim adjustment expense payments for claims arising in:
Current year	7,751	5,949	5,399
Prior years	7,653	7,748	7,519

Total payments	15,404	13,697	12,918

Unrealized foreign exchange (gain) loss	(27)	(24)	315

Net reserves at end of year	40,919	40,255	40,941
Plus reinsurance recoverables on unpaid losses	10,434	11,282	12,588

Claims and claim adjustment expense reserves at end of year	$51,353	$51,537	$53,529

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        Gross claims and claim adjustment expense reserves at December 31, 2011 and 2010 decreased by $184 million and $1.99 billion from the respective prior year-end, primarily reflecting ongoing claims and claim adjustment expense activity, including losses incurred and payments made, as well as net favorable prior year reserve development and payments related to operations in runoff, partially offset by the significant catastrophe losses incurred in 2011 and growth in business volume.

        The $848 million decline in reinsurance recoverables at December 31, 2011 compared with the prior year reflected cash collections and the impact of net favorable prior year reserve development. The $1.31 billion decline in reinsurance recoverables at December 31, 2010 compared with the prior year-end primarily reflected cash collections and the impact of net favorable prior year reserve development, partially offset by a reduction in the allowance for uncollectible reinsurance.

Prior Year Reserve Development

        The following disclosures regarding reserve development are on a "net of reinsurance" basis.

2011.

        In 2011, estimated claims and claim adjustment expenses incurred included $842 million of net favorable development for claims arising in prior years, including $715 million of net favorable prior year reserve development impacting the Company's results of operations, which excludes $45 million of accretion of discount. Overall, accident years prior to and including 2009 experienced $1.10 billion of net favorable reserve development, while the 2010 accident year experienced $383 million of net unfavorable reserve development.

        Business Insurance.    Net favorable prior year reserve development in 2011 was $245 million, primarily driven by better than expected loss development in the general liability product line (excluding increases to asbestos and environmental reserves discussed below) which was concentrated in excess coverages for accident years 2005-2008 and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected, as well as net favorable prior year reserve development in the property product line that reflected better than expected loss development for the 2008 and 2009 accident years. The workers' compensation line of business also contributed slightly to net favorable prior year reserve development in 2011, as favorable loss development for the 2003-2009 accident years was largely offset by net unfavorable loss development for the 2010 accident year. These factors were partially offset by $175 million and $76 million increases to asbestos and environmental reserves in 2011, respectively (discussed in further detail in the "Asbestos and Environmental Reserves" section below), unfavorable prior year reserve development in the commercial multi-peril product line driven by late reporting of hail claims incurred in 2010 and unfavorable prior year reserve development in the commercial automobile product line that reflected worse than expected severity for the 2009-2010 accident years.

        Financial, Professional & International Insurance.    Net favorable prior year reserve development in 2011 was $360 million. In Bond & Financial Products, net favorable development in 2011 primarily reflected better than expected results for accident years 2008 and prior for the contract surety business, and better than expected loss development for liability lines of business, driven by the fiduciary product for accident years 2008 and prior. In International, net favorable development in 2011 reflected better than expected loss development in Canada, primarily in the surety, directors and officers, and general liability lines of business for recent accident years and better than expected development in the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Company's operation at Lloyd's in the aviation, kidnap & ransom, and property lines for recent accident years.

        Personal Insurance.    Net favorable prior year reserve development in 2011 was $110 million, driven by better than expected loss development related to catastrophe losses incurred in the first half of 2010, as well as better than expected loss development in the 2006-2010 accident years for the umbrella line of business in the Homeowners and Other product line, partially offset by unfavorable prior year reserve development in the Automobile product line that was driven by worse than expected loss experience for the 2007-2010 accident years.

2010.

        In 2010, estimated claims and claim adjustment expenses incurred included $1.42 billion of net favorable development for claims arising in prior years, including $1.25 billion of net favorable prior year reserve development impacting the Company's results of operations, which excludes $45 million of accretion of discount.

        Business Insurance.    Net favorable prior year reserve development in 2010 totaled $901 million, driven by better than expected loss development in the property, general liability (excluding increases to asbestos and environmental reserves discussed below) and workers' compensation product lines for multiple accident years, as well as in assumed reinsurance, which is in runoff. The property product line improvement primarily occurred in the 2008 and 2009 accident years as a result of better than expected loss development in Industry-Focused Underwriting and Target Risk Underwriting. The general liability product line improvement was concentrated in excess coverages for accident years 2006 and prior and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected. Net favorable prior year reserve development in the workers' compensation product line was concentrated in accident years 2007 and prior and resulted from better than expected loss development. The improvement in assumed reinsurance resulted primarily from favorable resolutions of claims and disputes from accident years 2002 and prior. In addition, better than expected loss development in the Business Insurance segment in recent years resulted in a favorable re-estimation of reserves for unallocated loss adjustment expenses in 2010. The net favorable prior year reserve development in these product lines in 2010 was partially offset by $140 million and $35 million increases to asbestos and environmental reserves, respectively.

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

        Business Insurance.    Net favorable prior year reserve development totaled $1.03 billion in 2009, driven by better than expected loss development primarily concentrated in the general liability (excluding increases to asbestos and environmental reserves discussed below), commercial multi-peril, commercial automobile and commercial property product lines for recent accident years. The general liability and commercial multi-peril product lines experienced better than anticipated loss development that was attributable to several factors, including what the Company believes is improved legal and judicial environments, as well as enhanced risk control, underwriting and claim process initiatives. The commercial automobile line of business experienced better than expected loss development that was attributable to what the Company believes are more favorable legal and judicial environments than what the Company previously expected, claim handling initiatives and improvements in auto safety technology. The commercial property product line improvement primarily occurred in the 2007 and 2008 accident years as a result of better than expected loss development for certain large national property and inland marine exposures. In addition, the commercial property product line's 2005 accident year experience improved due to the litigation environment relating to, and ongoing claim settlements for, Hurricane Katrina. The net favorable prior year reserve development in these product lines in 2009 was partially offset by a $185 million increase to asbestos reserves and a $70 million increase to environmental reserves.

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

Asbestos and Environmental Reserves

        At December 31, 2011 and 2010, the Company's claims and claim adjustment expense reserves included $2.78 billion and $2.90 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.

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

        The Company's quarterly asbestos reserve reviews include an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions. The Company also analyzes developing payment patterns among policyholders in the Home Office, Field Office and Assumed Reinsurance and Other categories as well as projected reinsurance billings and recoveries. In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity. Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company's evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.

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

        While the Company believes that over the past several years there has been a reduction in the volatility associated with the Company's overall asbestos exposure, there nonetheless remains a high degree of uncertainty with respect to future exposure from asbestos claims.

        As in prior years, the annual claim review considered active policyholders and litigation cases for potential product and "non-product" liability. While the Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, experienced a slight reduction in the number of policyholders with open asbestos claims compared with the prior year period, gross asbestos-related payments in these categories increased slightly in 2011 compared with 2010. Payments on behalf of policyholders in these categories continue to be influenced by the high

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target previously peripheral defendants.

        The completion of these reviews and analyses in 2011 and 2010 resulted in $175 million and $140 million increases, respectively, in the Company's net asbestos reserves, primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders and higher projected payments on assumed reinsurance accounts. The increase in the estimate of projected settlement and defense costs resulted from recent payment trends being moderately higher than previously anticipated due to the impact of the current litigation environment discussed above. Notwithstanding these trends, the Company's overall view of the underlying asbestos environment is essentially unchanged from recent periods. The increase in 2010 also reflected increases in costs of litigating asbestos-related coverage matters and was partially offset by a $70 million benefit from the reduction in the allowance for uncollectible reinsurance resulting from a favorable ruling related to a reinsurance dispute. In 2009, the Company recorded a $185 million increase in asbestos reserves, primarily driven by a slight increase in the Company's assumption for projected defense costs related to many policyholders.

        Net asbestos losses paid in 2011, 2010 and 2009 were $284 million, $350 million and $341 million, respectively. Approximately 19%, 32% and 41% of total net paid losses in 2011, 2010 and 2009, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

        Environmental Reserves.    In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any. In the course of this analysis, the Company generally considers the probable liability, available coverage, relevant judicial interpretations and historical value of similar exposures. In addition, the Company considers the many variables presented, such as: the nature of the alleged activities of the policyholder at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of the alleged environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims in any resolution process; and the applicable law in each jurisdiction. The evaluation of the exposure presented by a policyholder can change as information concerning that policyholder and the many variables presented is developed. Conventional actuarial techniques are not used to estimate these reserves.

        The Company continues to receive notices from policyholders tendering claims for the first time. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in overall environmental claim payments, in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, in 2011, the Company increased its net environmental reserves by $76 million, primarily because the degree to which those favorable trends continued was less than anticipated. In 2010, the Company

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

increased its net environmental reserves by $35 million due to a modest upward development in the expected defense and settlement costs for certain of its pending policyholders. The Company increased its net environmental reserves by $70 million in 2009, due to a slight increase in the number of policyholders tendering claims for the first time and upward development in the expected defense and settlement costs for certain of its pending policyholders.

        Asbestos and Environmental Reserves.    As a result of the processes and procedures described above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2011 are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.

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

Catastrophe Exposure

        The Company has geographic exposure to catastrophe losses, which can be caused by a variety of events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods and volcanic eruptions. Catastrophes can also result from a

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

terrorist attack (including those involving nuclear, biological, chemical or radiological events), explosions, infrastructure failures or as a consequence of political instability. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those that are heavily populated. The Company generally seeks to mitigate its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT

        Debt outstanding was as follows:

(at December 31, in millions)	2011	2010
Short-term:
Commercial paper	$100	$100
5.375% Senior notes due June 15, 2012	250	—
7.22% Real estate non-recourse debt due September 1, 2011	—	9

Total short-term debt	350	109

Long-term:
5.375% Senior notes due June 15, 2012	—	250
5.00% Senior notes due March 15, 2013	500	500
5.50% Senior notes due December 1, 2015	400	400
6.25% Senior notes due June 20, 2016	400	400
5.75% Senior notes due December 15, 2017	450	450
5.80% Senior notes due May 15, 2018	500	500
5.90% Senior notes due June 2, 2019	500	500
3.90% Senior notes due November 1, 2020	500	500
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	800
5.35% Senior notes due November 1, 2040	750	750
8.50% Junior subordinated debentures due December 15, 2045	56	56
8.312% Junior subordinated debentures due July 1, 2046	73	73
6.25% Fixed-to-floating rate junior subordinated debentures due March 15, 2067	115	115

Total long-term debt	6,269	6,519

Total debt principal	6,619	6,628
Unamortized fair value adjustment	53	54
Unamortized debt issuance costs	(67)	(71)

Total debt	$6,605	$6,611

        2011 Debt Repayment.    On June 1, 2011, the Company repaid the remaining $9 million principal balance on its 7.22% real estate non-recourse debt.

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

Description of Debt

        Commercial Paper—The Company maintains an $800 million commercial paper program, supported by a $1.0 billion bank credit agreement that expires on June 10, 2013. (See "Line of Credit Agreement" discussion that follows). Interest rates on commercial paper issued in 2011 ranged from 0.1% to 0.3%, and in 2010 ranged from 0.2% to 0.3%.

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

        The Company's consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $1 million and $4 million for the years ended December 31, 2011 and 2010, respectively.

        The following table presents merger-related unamortized fair value adjustments and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at December 31,
					Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	2011	2010
Subordinated debentures	7.625%	Dec. 2027	$18	$19	6.147%
	8.500%	Dec. 2045	16	16	6.362%
	8.312%	Jul. 2046	19	19	6.362%

Total			$53	$54

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

        Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2012, $250 million; 2013, $500 million; 2014, none; 2015, $400 million; and 2016, $400 million.

Line of Credit Agreement

        The Company is party to a three-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires in June 2013. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth (generally defined as shareholders' equity plus certain trust preferred and mandatorily convertible securities, reduced for goodwill and other intangible assets) of $14.35 billion. The Company must also maintain a ratio of total debt to the sum of total debt plus consolidated net worth of not greater than 0.40 to 1.00. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company's voting stock and certain changes in the composition of the Company's board of directors. At December 31, 2011, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from LIBOR plus 100 basis points to LIBOR plus 175 basis points depending on the Company's credit ratings. At December 31, 2011, that cost would have been LIBOR plus 125 basis points had there been any amounts outstanding under the credit agreement. This line of credit also supports the Company's commercial paper program.

Shelf Registration

        In December 2011, the Company filed with the Securities and Exchange Commission a universal shelf registration statement for the potential offering and sale of securities to replace the Company's previous registration statement that had expired in the normal course of business. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering. During 2010, the Company issued securities with a principal amount of $1.25 billion under the prior shelf registration statement.

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY

Common Stock

        The Company is governed by the Minnesota Business Corporation Act. All authorized shares of voting common stock have no par value. Shares of common stock reacquired are considered authorized and unissued shares. The number of authorized shares of the company is 1.75 billion, consisting of 1.745 billion shares of voting common stock and five million undesignated shares. The Company's articles of incorporation authorize the board of directors to establish, from the undesignated shares, one or more classes and series of shares, and to further designate the type of shares and terms thereof.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

Treasury Stock

        The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, catastrophe losses, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors. The following table summarizes repurchase activity in 2011 and remaining repurchase capacity at December 31, 2011.

Quarterly Period Ending (in millions, except per share amounts)	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2011	18.9	$1,100	$58.23	$5,409
June 30, 2011	3.9	237	60.27	5,172
September 30, 2011	7.3	375	51.77	4,797
December 31, 2011	20.9	1,188	56.74	3,609

Total	51.0	$2,900	$56.86	$3,609

        The Company's Amended and Restated 2004 Stock Incentive Plan provides settlement alternatives to employees in which the Company retains shares to cover tax withholding costs and exercise costs. During the years ended December 31, 2011 and 2010, the Company acquired $82 million and $66 million, respectively, of its common stock under this plan.

        Common shares acquired are reported as treasury stock in the consolidated balance sheet.

Preferred Stock

        The Company's preferred shareholders' equity at December 31, 2010 represented the par value of preferred shares outstanding related to a legacy Stock Ownership Plan (SOP) Trust which was subsequently merged into The Travelers 401(k) Savings Plan (the Savings Plan). The SOP Trust could at any time convert any or all of the preferred shares into shares of the Company's common stock at a rate of eight shares of common stock for each preferred share. In May 2011, the Company's board of directors authorized the redemption of the Company's preferred stock held by the Savings Plan and gave notice of that redemption to the appropriate fiduciaries of the Savings Plan. Following a fiduciary review, the Savings Plan exercised its right to convert each preferred share into eight shares of the Company's common stock. As a result, all preferred shares outstanding on June 7, 2011 (190,083 shares) were converted into a total of 1.52 million shares of the Company's common stock.

Dividend Availability

        The Company's insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. A maximum of $1.96 billion is available by the end of 2012 for such dividends

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2012 and/or increase the amount of dividends from its insurance subsidiaries in 2012, which could result in certain dividends being subject to approval by the Connecticut Insurance Department. The holding company received $2.33 billion of dividends from its domestic insurance subsidiaries in 2011.

Statutory Net Income and Policyholder Surplus

        Statutory net income of the Company's domestic and international insurance subsidiaries was $1.50 billion, $3.69 billion and $3.90 billion for the years ended December 31, 2011, 2010 and 2009, respectively. Policyholder surplus of the Company's domestic and international insurance subsidiaries was $19.17 billion and $20.07 billion at December 31, 2011 and 2010, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

Accumulated Other Changes in Equity from Nonowner Sources, Net of Tax

        Changes in each component of Accumulated Other Changes in Equity from Nonowner Sources were as follows:

(at and for the year ended December 31, in millions)	Net Unrealized Gains (Losses) on Investment Securities	Net Benefit Plan Assets and Obligations Recognized in Equity	Net Unrealized Foreign Currency Translation and Other	Accumulated Other Changes in Equity from Nonowner Sources
Balance, December 31, 2008	$(146)	$(549)	$(205)	$(900)
Cumulative effect of adoption of updated accounting guidance at April 1, 2009 net of tax benefit of $(38) (see note 1)	(71)	—	—	(71)
Net change in unrealized gains on investment securities, net of tax expense of $1,119	2,085	—	—	2,085
Less: Reclassification adjustment for net realized gains included in net income, net of tax benefit of $(6)	(12)	—	—	(12)
Net change in benefit plan assets and obligations recognized in equity, net of tax benefit of $(47)	—	(88)	—	(88)
Change in other, net of tax expense of $46	—	—	205	205

Current period change	2,002	(88)	205	2,119

Balance, December 31, 2009	1,856	(637)	—	1,219
Net change in unrealized gains on investment securities, net of tax expense of $110	204	—	—	204
Less: Reclassification adjustment for net realized gains included in net income, net of tax benefit of $(108)	(201)	—	—	(201)
Net change in benefit plan assets and obligations recognized in equity, net of tax expense of $12	—	27	—	27
Change in other, net of tax expense of $6	—	—	6	6

Current period change	3	27	6	36

Balance, December 31, 2010	1,859	(610)	6	1,255
Net change in unrealized gains on investment securities, net of tax expense of $600	1,083	—	—	1,083
Less: Reclassification adjustment for net realized gains included in net income, net of tax benefit of $(38)	(71)	—	—	(71)
Net change in benefit plan assets and obligations recognized in equity, net of tax benefit of $(106)	—	(201)	—	(201)
Change in other, net of tax benefit of $(29)	—	—	(61)	(61)

Current period change	1,012	(201)	(61)	750

Balance, December 31, 2011	$2,871	$(811)	$(55)	$2,005

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

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2011	2010	2009
Basic
Net income, as reported	$1,426	$3,216	$3,622
Preferred stock dividends	(1)	(3)	(3)
Participating share-based awards—allocated income	(11)	(25)	(26)

Net income available to common shareholders—basic	$1,414	$3,188	$3,593

Diluted
Net income available to common shareholders	$1,414	$3,188	$3,593
Effect of dilutive securities:
Convertible preferred stock	1	3	3
Participating share-based awards—re-allocated income	—	2	2
Zero coupon convertible notes	—	—	1

Net income available to common shareholders—diluted	$1,415	$3,193	$3,599

Common Shares
Basic
Weighted average shares outstanding	415.8	476.5	563.2

Diluted
Weighted average shares outstanding	415.8	476.5	563.2
Weighted average effects of dilutive securities:
Convertible preferred stock	0.7	1.8	2.0
Stock options and performance shares	4.0	4.2	3.0
Zero coupon convertible notes	—	—	0.4

Total	420.5	482.5	568.6

Net income Per Common Share
Basic	$3.40	$6.69	$6.38

Diluted	$3.36	$6.62	$6.33

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES

(for the year ended December 31, in millions)	2011	2010	2009
Composition of income tax expense (benefit) included in consolidated statement of income
Current expense (benefit):
Federal	$(176)	$846	$822
Foreign	34	78	75
State	3	10	(8)

Total current tax expense (benefit)	(139)	934	889

Deferred expense (benefit):
Federal	63	178	213
Foreign	2	(22)	(13)

Total deferred tax expense	65	156	200

Total income tax expense (benefit) included in consolidated statement of income	(74)	1,090	1,089
Composition of income tax included in common shareholders' equity
Expense (benefit) relating to stock-based compensation, the change in unrealized appreciation on investments, unrealized loss on foreign exchange and unrealized loss on derivatives, and other comprehensive income	399	(2)	1,099

Total income tax expense included in consolidated financial statements	$325	$1,088	$2,188

(for the year ended December 31, in millions)	2011	2010	2009
Effective tax rate
Income before federal, foreign and state income taxes	$1,352	$4,306	$4,711
Statutory tax rate	35%	35%	35%

Expected federal income tax expense	473	1,507	1,649
Tax effect of:
Nontaxable investment income	(449)	(476)	(480)
Favorable resolution of prior year tax matters	(104)	—	(89)
Other, net	6	59	9

Total income tax expense (benefit)	$(74)	$1,090	$1,089

Effective tax rate	(5)%	25%	23%

        The current income tax receivable was $119 million at December 31, 2011 and is included in other assets in the consolidated balance sheet. The current income tax payable was $265 million at December 31, 2010 and is included in other liabilities in the consolidated balance sheet.

        Income, before income taxes, from domestic operations for the years ended December 31, 2011, 2010 and 2009 was $1.23 billion, $4.20 billion and $4.54 billion, respectively. Income, before income taxes, from foreign opererations for the years ended December 31, 2011, 2010 and 2009 was $122 million, $106 million and $171 million, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2011	2010
Deferred tax assets
Claims and claim adjustment expense reserves	$936	$996
Unearned premium reserves	680	662
Other	844	713

Total gross deferred tax assets	2,460	2,371

Deferred tax liabilities
Deferred acquisition costs	585	575
Investments	1,650	1,128
Internally developed software	128	122
Other	90	53

Total gross deferred tax liabilities	2,453	1,878

Total deferred taxes	$7	$493

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

        For tax return purposes, as of December 31, 2011, the Company had net operating loss (NOL) carryforwards on a regular tax basis and an alternative minimum tax (AMT) basis of approximately $59 million and $14 million, respectively. These NOL carryforwards expire, if unused, in 2018. In addition, the Company has AMT credit carryforwards of $95 million which are available to reduce future federal regular income taxes over an indefinite period. The amount and timing of realizing the benefits of NOL and AMT credit carryforwards depend on future taxable income and limitations imposed by tax laws. The benefits of the NOL and AMT credit carryforwards have been recognized in the consolidated financial statements and are included in net deferred tax assets.

        U.S. income taxes have not been recognized on $649 million of the Company's foreign operations' undistributed earnings as of December 31, 2011, as such earnings are intended to be permanently reinvested in those operations. Furthermore, any taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on any dividend distributions from such earnings.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011 and 2010:

(in millions)	2011	2010
Balance at January 1	$103	$100
Additions for tax positions of prior years	1	9
Reductions for tax positions of prior years	(68)	(7)
Additions based on tax positions related to current year	1	1

Balance at December 31	$37	$103

        Included in the balances at December 31, 2011 and 2010 were $2 million and $3 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balances at those dates were $35 million and $100 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility would not affect the annual effective tax rate.

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes. During the years ended December 31, 2011 and 2010, the Company recognized approximately $(122) million and $79 million in interest, respectively. The Company had approximately $48 million and $170 million accrued for the payment of interest at December 31, 2011 and 2010, respectively.

        The IRS is conducting an examination of the Company's U.S. income tax returns for 2009 and 2010. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.

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

        The Company also has a compensation program for non-employee directors (the Director Compensation Program). Under the Director Compensation Program, non-employee directors' compensation consists of an annual retainer, a deferred stock award, committee chair fees and a lead director fee. Each non-employee director may choose to receive all or a portion of his or her annual retainer in the form of cash or deferred stock units which vest upon grant. The annual deferred stock awards vest in full one day prior to the date of the Company's annual meeting of shareholders occurring in the year following the year of the grant date, subject to continued service. Any of the deferred stock awards may accumulate, including reinvestment dividends, until distribution either in a lump sum six months after termination of service as a director or, if the director so elects, in annual installments beginning at least six months following termination of service as a director. The shares of deferred stock units issued under the Director Compensation Program are awarded under the 2004 Incentive Plan.

Stock Option Awards

        Stock option awards granted to eligible officers and key employees have a ten-year term. Prior to January 1, 2007, stock options were granted with an exercise price equal to the fair market value of the Company's common stock on the day preceding the date of grant. Beginning January 1, 2007, all stock options are granted with an exercise price equal to the closing price of the Company's common stock on the date of grant. The stock options granted generally vest upon meeting certain years of service criteria. Except as the Compensation Committee of the Board may allow in the future, stock options cannot be sold or transferred by the participant. The stock options granted under the 2004 Incentive Plan vest three years after grant date (cliff vest).

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is the time to vest plus half the remaining time to expiration. This considers the vesting restriction and represents an even pattern of exercise behavior over the remaining term. Reload options are exercisable for the remaining term of the original option and therefore would generally have a shorter expected term. Beginning in April 2010, due to the Company having attained sufficient history with respect to changes in its stock prices over time, the expected volatility assumption is based on the historical volatility of the Company's common stock for the same period as the estimated option term based on the mid-month of the option grant. Prior to April 2010, the expected volatility was based on the average historical volatility of the common stock of an industry peer group of entities due to the limited Company stock history. The expected dividend is based upon the Company's current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for each option is the interpolated market yield for the mid-month of the option grant on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option. Shares received through option exercises under the reload program are subject to either a one-year or two-year restriction on sale. A discount, as measured by the estimated cost of protecting against changes in market value, 5% for one year sales restrictions and 10% for two year sales restrictions, has been applied to the fair value of reload options granted to reflect these sales restrictions. The following assumptions were used in estimating the fair value of options on grant date for the years ended December 31, 2011, 2010 and 2009:

2011	Original Grants	Reload Grants
Expected term of stock options	6 years	1 year
Expected volatility of the Company's stock	28.0% - 28.6%	15.7% - 17.6%
Weighted average volatility	28.2%	15.9%
Expected annual dividend per share	$1.44 - $1.64	$1.44 - $1.64
Risk-free rate	1.19% - 2.62%	0.10% - 0.29%

2010	Original Grants	Reload Grants
Expected term of stock options	6 years	1 - 2 years
Expected volatility of the Company's stock	28.3% - 29.1%	18.3% - 41.6%
Weighted average volatility	28.4%	21.1%
Expected annual dividend per share	$1.32 - $1.44	$1.32 - $1.44
Risk-free rate	1.68% - 2.71%	0.20% - 0.95%

2009	Original Grants	Reload Grants
Expected term of stock options	6 years	1 - 2 years
Expected volatility of the Company's stock	28.2% - 34.1%	36.5% - 55.1%
Weighted average volatility	32.4%	42.9%
Expected annual dividend per share	$1.20 - $1.32	$1.20 - $1.32
Risk-free rate	2.07% - 2.85%	0.29% - 1.21%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        A summary of stock option activity under the Company's 2004 Incentive Plan and legacy share-based incentive compensation plans as of and for the year ended December 31, 2011 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	22,476,981	$46.52
Granted:
Original	2,380,199	56.85
Reload	574,815	62.25
Exercised	(6,845,142)	46.03
Forfeited or expired	(2,373,892)	56.61

Outstanding, end of year	16,212,961	$47.33	5.4 Years	$194

Vested at end of year(1)	12,218,772	$46.71	4.5 Years	$154

Exercisable at end of year	8,625,125	$45.22	3.4 Years	$121

(1)
Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

        The following table presents additional information regarding original and reload grants for the years ended December 31, 2011, 2010 and 2009.

2011	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$12.94	$3.19
Total intrinsic value of options exercised during the year (in millions)	$76	$11

2010	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$11.94	$3.46
Total intrinsic value of options exercised during the year (in millions)	$77	$3

2009	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$9.54	$8.95
Total intrinsic value of options exercised during the year (in millions)	$52	$—

        On February 7, 2012, the Company, under the 2004 Stock Incentive Plan, granted 2,437,433 stock option awards with an exercise price of $59.74 per share. The fair value attributable to the stock option awards on the date of grant was $12.08 per share.

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

        The Company also has a Performance Share Awards Program pursuant to the 2004 Incentive Plan which became effective beginning in 2006. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance awards provide the recipient the right to earn shares of the Company's common stock based upon the Company's attainment of certain performance goals. The performance goals for performance awards are based on the Company's adjusted return on equity over a three-year performance period. Vesting of any performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity. If the performance period return on equity is below the minimum threshold, none of the shares will vest. If performance meets or exceeds the minimum performance threshold, a range of performance shares will vest (50%—160% for awards granted prior to and including February 2009; 50%—150% for awards granted in February 2010; 50%—130% for awards granted in February 2011 and 50%—130% for awards granted in February 2012), depending on the actual return on equity attained.

        The fair value of restricted stock units, deferred stock and performance shares is measured at the market price of the Company stock at date of grant.

        The total fair value of shares that vested during the years ended December 31, 2011, 2010 and 2009 was $121 million, $113 million and $78 million, respectively.

        A summary of restricted stock units, deferred stock awards and performance share activity under the Company's 2004 Incentive Plan and legacy plans as of and for the year ended December 31, 2011 is as follows:

	Restricted and Deferred Shares			Performance Shares
Other Equity Instruments	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Outstanding, beginning of year	3,086,352		$45.46	1,743,890		$44.52
Granted	1,034,387		56.39	801,095		56.11
Vested	(1,158,649	)(1)	48.67	(1,010,765	)(2)	40.21
Forfeited	(181,586)		47.90	(99,405)		49.57
Performance-based adjustment	—		—	112,587	(3)	46.01

Outstanding, end of year	2,780,504		$48.03	1,547,402		$53.79

(1)
Represents awards for which the requisite service has been rendered.

(2)
Reflects the number of performance shares attributable to the performance goals attained over the completed performance period (3 years) and for which service conditions have been met.

(3)
Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2008 through 2011.

        On February 7, 2012, the Company, under the 2004 Stock Incentive Plan, granted 1,556,874 common stock awards in the form of restricted stock units, deferred stock and performance share

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SHARE-BASED INCENTIVE COMPENSATION (Continued)

awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock awards totaled 882,764 shares while the performance share awards totaled 674,110 shares. The fair value per share attributable to the common stock awards on the date of grant was $59.74.

Share-Based Compensation Cost Recognition

        The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period). Awards granted to retiree-eligible employees or to employees who become retiree-eligible before an award's vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted. The compensation cost reflects an estimated annual forfeiture rate from 3.5% to 4% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates. Compensation costs for awards are recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2011, 2010 and 2009 was $121 million, $128 million and $127 million, respectively. Included in these amounts are compensation cost adjustments of $4 million, $10 million and $11 million, for the years ended December 31, 2011, 2010 and 2009, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards. The related tax benefits recognized in earnings were $42 million, $44 million and $44 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        At December 31, 2011, there was $114 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted stock, restricted stock units, deferred stock and performance shares granted under the Company's 2004 Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

        Cash received from the exercise of employee stock options under share-based compensation plans totaled $314 million and $408 million in 2011 and 2010, respectively. The tax benefit realized for tax deductions from employee stock options exercised during 2011 and 2010 totaled $30 million and $28 million, respectively.

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

	Qualified Domestic Pension Plan		Nonqualified and Foreign Pension Plans		Total
(at and for the year ended December 31, in millions)	2011	2010	2011	2010	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$2,399	$2,214	$173	$173	$2,572	$2,387
Benefits earned	93	91	5	5	98	96
Interest cost on benefit obligation	125	119	10	9	135	128
Actuarial loss	207	82	7	1	214	83
Benefits paid	(118)	(107)	(12)	(13)	(130)	(120)
Foreign currency exchange rate change	—	—	—	(2)	—	(2)

Benefit obligation at end of year	$2,706	$2,399	$183	$173	$2,889	$2,572

Change in plan assets:
Fair value of plan assets at beginning of year	$2,342	$2,180	$83	$78	$2,425	$2,258
Actual return on plan assets	5	234	3	7	8	241
Company contributions	185	35	12	13	197	48
Benefits paid	(118)	(107)	(12)	(13)	(130)	(120)
Foreign currency exchange rate change	—	—	—	(2)	—	(2)

Fair value of plan assets at end of year	2,414	2,342	86	83	2,500	2,425

Funded status of plan at end of year	$(292)	$(57)	$(97)	$(90)	$(389)	$(147)

Amounts recognized in the statement of financial position consist of:
Accrued under-funded benefit plan liabilities	$(292)	$(57)	$(97)	$(90)	$(389)	$(147)

Amounts recognized in accumulated other changes in equity from nonowner sources consist of:
Prior service benefit	$—	$—	$—	$—	$—	$—
Net actuarial loss	1,220	915	55	49	1,275	964

Total	$1,220	$915	$55	$49	$1,275	$964

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2011	2010
Change in projected benefit obligation:
Benefit obligation at beginning of year	$254	$264
Benefits earned	—	1
Interest cost on benefit obligation	13	14
Actuarial gain	(4)	(8)
Benefits paid	(17)	(17)

Benefit obligation at end of year	$246	$254

Change in plan assets:
Fair value of plan assets at beginning of year	$20	$20
Actual return on plan assets	1	1
Company contributions	15	16
Benefits paid	(17)	(17)

Fair value of plan assets at end of year	19	20

Funded status of plan at end of year	$(227)	$(234)

Amounts recognized in the statement of financial position consist of:
Accrued under-funded benefit plan liability	$(227)	$(234)

Amounts recognized in accumulated other changes in equity from nonowner sources consist of:
Net actuarial gain	$(31)	$(27)

        The total accumulated benefit obligation for the Company's defined benefit pension plans was $2.83 billion and $2.54 billion at December 31, 2011 and 2010, respectively. The Qualified Domestic Plan accounted for $2.65 billion and $2.37 billion of the total accumulated benefit obligation at December 31, 2011 and 2010, respectively, whereas the Nonqualified and Foreign Plans accounted for $0.18 billion and $0.17 billion of the total accumulated benefit obligation at December 31, 2011 and 2010, respectively.

        For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $2.88 billion and the aggregate accumulated benefit obligation was $2.82 billion at December 31, 2011. The fair value of plan assets for the above plans was $2.49 billion and $2.42 billion at December 31, 2011 and 2010, respectively.

        The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified pension plan. In 2011 and 2010, the Company voluntarily made contributions totaling $185 million and $35 million, respectively, to the qualified pension plan. The Company has not determined whether or not additional funding will be made during 2012. There is no required contribution to the qualified pension plan during 2012.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The following table summarizes the components of net periodic benefit cost and other amounts recognized in accumulated other changes in equity from nonowner sources related to the benefit plans for the years ended December 31, 2011, 2010 and 2009.

	Pension Plans			Postretirement Benefit Plans
(in millions)	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Cost:
Service cost	$98	$96	$80	$—	$1	$1
Interest cost on benefit obligation	135	128	125	13	14	17
Expected return on plan assets	(182)	(185)	(176)	(1)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	—	(3)	(6)	—	—	—
Net actuarial loss	76	60	22	—	—	—

Net benefit expense	$127	$96	$45	$12	$14	$17

Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Accumulated Other Changes in Equity from Nonowner Sources:
Prior service benefit	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	388	27	147	(5)	(8)	(5)
Amortization of prior service benefit	—	3	6	—	—	—
Amortization of net actuarial loss	(76)	(60)	(22)	—	—	—

Total other changes recognized in accumulated other changes in equity from nonowner sources	312	(30)	131	(5)	(8)	(5)

Total other changes recognized in net benefit expense and accumulated other changes in equity from nonowner sources	$439	$66	$176	$7	$6	$12

        For the defined benefit pension plans, the estimated net actuarial loss that will be amortized from other changes in equity from nonowner sources into net periodic benefit cost over the next fiscal year is $89 million, and the estimated prior service benefit to be amortized over the next fiscal year is less than $1 million. For the postretirement benefit plans, the estimated net actuarial gain that will be amortized from other changes in equity from nonowner sources into net periodic benefit cost over the next fiscal year is less than $1 million, and there is no estimated prior service benefit or cost to be amortized over the next fiscal year.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Assumptions and Health Care Cost Trend Rate Sensitivity

(at and for the year ended December 31,)	2011	2010
Assumptions used to determine benefit obligations
Discount rate	4.90%	5.37%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate	5.37%	5.55%
Expected long-term rate of return on pension plans' assets	8.00%	8.00%
Expected long-term rate of return on postretirement benefit plans' assets	5.00%	5.00%
Assumed health care cost trend rates
Following year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018

        The discount rate assumption used to determine the benefit obligation was based on a yield-curve approach. Under this approach, a weighted average yield is determined from a hypothetical portfolio of high quality fixed maturity corporate bonds (rated Aa or higher) available at the year-end valuation date for which the timing and amount of cash outflows correspond with the timing and amount of the estimated benefit payouts of the Company's benefit plan.

        In choosing the expected long-term rate of return on plan assets, the Company's Pension Plan Investment Committee considered the historical returns of equity and fixed maturity markets in conjunction with prevailing economic and financial market conditions.

        As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation by $25 million at December 31, 2011, and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2011. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation at December 31, 2011 by $21 million and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2011.

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

        The Company's overall investment strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a wide

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. Equity securities primarily include investments in large, medium and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, U.S. Treasury securities and debt securities issued by foreign governments. Other investments include a hedge fund and two private equity funds held by the Company's qualified defined benefit pension plan. The hedge fund is a "fund of funds" that is multi-strategy. One private equity fund is focused on financial companies, and the other is focused on real estate-related investments.

        At December 31, 2010, equity securities included 797,600 shares of the Company's common stock with a market value of $44 million. In January 2011, the Company purchased these shares from the pension plan under the Company's share repurchase authorization for a total cost of approximately $45 million, the market value on that date.

Fair Value Measurement—Pension Plans and Other Postretirement Benefit Assets

        For a discussion of the methods employed by the Company to measure the fair value of invested assets, see note 4. The following discussion of fair value measurements applies exclusively to the Company's pension plans and other postretirement benefit assets.

        Fair value estimates for equity and bond mutual funds held by the pension plans reflect prices received from an external pricing service that are based on observable market transactions. These estimates are included in Level 1.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Fair Value Hierarchy—Pension Plans

        The following tables present the level within the fair value hierarchy at which the financial assets of the Company's pension plans are measured on a recurring basis at December 31, 2011 and 2010.

(at December 31, 2011, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$15	$15	$—	$—
Debt securities issued by foreign governments	13	—	13	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	14	—	12	2
All other corporate bonds	214	—	214	—

Total fixed maturities	256	15	239	2

Mutual funds
Equity mutual funds	932	932	—	—
Bond mutual funds	443	443	—	—

Total mutual funds	1,375	1,375	—	—

Equity securities	352	352	—	—

Other investments(1)	16	—	—	16

Cash and short-term securities
U.S. Treasury securities	141	141	—	—
Money market mutual funds	50	50	—	—
Other	310	12	298	—

Total cash and short-term securities	501	203	298	—

Total	$2,500	$1,945	$537	$18

(1)
The fair value estimates of the hedge fund and two private equity funds comprising these investments are determined by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

  fundamentals. Due to the significant unobservable inputs in these valuations, the total fair value estimates are disclosed in Level 3.

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

(1)
See footnote (1) in the foregoing table.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The following table presents the changes in the Level 3 fair value category for the years ended December 31, 2011 and 2010.

	Other Investments
(at and for the year ended December 31, in millions)	2011	2010
Balance at beginning of year	$18	$17
Actual return on plan assets:
Relating to assets still held	(1)	3
Relating to assets sold during the year	—	—
Purchases, sales, settlements and maturities:
Purchases	2	—
Sales	(1)	(2)
Settlements/maturities	—	—
Gross transfers into Level 3	—	—
Gross transfers out of Level 3	—	—

Balance at end of year	$18	$18

Other Postretirement Benefit Plan

        The Company's overall investment strategy is to achieve a mix of approximately 35% to 65% of investments for long-term growth and 35% to 60% for near-term insurance payments with a wide diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 25% to 75% fixed income securities, with the remainder allocated to short-term securities. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities and U.S. Treasuries.

Fair Value—Other Postretirement Benefit Plan

        The Company's other postretirement benefit plan had financial assets of $19 million and $20 million at December 31, 2011 and 2010, respectively, which are measured at fair value on a recurring basis. The assets are primarily short-term securities and corporate bonds, and categorized as level 2 in the fair value hierarchy.

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

	Benefits Expected to be Paid		Medicare Part D Drug Subsidy Expected to be Received
(in millions)	Pension Plans	Postretirement Benefit Plans
2012	$166	$19	$3
2013	171	20	3
2014	185	21	3
2015	195	21	3
2016	208	21	3
2017 through 2021	1,154	102	17

Savings Plan

        The Company has a savings plan, The Travelers 401(k) Savings Plan (the Savings Plan), in which substantially all Company employees are eligible to participate. Under the Savings Plan, the Company matches employee contributions up to 5% of eligible pay, with a maximum annual match of $5,000 which becomes 100% vested after three years of service. For the year ended December 31, 2011, existing employees whose annual base salary on December 31, 2010 was $175,000 or more, and employees hired during 2011 at an annual base salary of $175,000 or more, were not eligible for the Company's matching contribution. The Company's matching contribution is made in cash and invested according to the employee's current investment elections. The Company's matching contribution can be reinvested at any time into any other investment option. The total expense related to the Savings Plan was $89 million, $93 million and $98 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Included in the Savings Plan are a legacy Savings Plus Plan (SPP) and a Stock Ownership Plan (SOP) in which substantially all employees who were hired by legacy SPC before April 1, 2004 were eligible to participate. In 2004 under the SPP, the Company matched 100% of employees' contributions up to a maximum of 6% of their salary. The match was in the form of preferred shares, to the extent available in the SOP, or in the Company's common shares. Also allocated to participants were preferred shares equal to the value of dividends on previously allocated shares. Each share of preferred stock paid a dividend of $11.72 annually and was convertible into eight shares of the Company's common stock. The SOP has no preferred shares available for future allocations. As described in more detail in note 9 above, all preferred shares outstanding on June 7, 2011 (190,083 shares) were converted into a total of 1.52 million shares of the Company's common stock.

        All common shares held by the Savings Plan are considered outstanding for diluted EPS computations and dividends paid on all shares are charged to retained earnings.

14. LEASES

        Rent expense was $191 million, $206 million and $211 million in 2011, 2010 and 2009, respectively.

        Future minimum annual rental payments under noncancellable operating leases for 2012, 2013, 2014, 2015 and 2016 are $143 million, $114 million, $89 million, $77 million, $56 million, respectively,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LEASES (Continued)

and $41 million for 2017 and thereafter. Future sublease rental income aggregating approximately $8 million will partially offset these commitments.

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

        This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company's properties is subject.

Asbestos- and Environmental-Related Proceedings

        In the ordinary course of its insurance business, the Company receives claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation, including, among others, the litigation described below. The Company is defending asbestos-and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

        The plaintiffs in the Statutory and Hawaii actions and the Common Law Claims actions filed Motions to Compel with the bankruptcy court on September 2, 2010 and September 3, 2010, respectively, arguing that all conditions precedent to the settlements have been met and seeking to require TPC to pay the settlement amounts. On September 30, 2010, TPC filed an Opposition to the plaintiffs' Motions to Compel on the grounds that the conditions precedent to the settlements, principally the requirement that all contribution claims be barred, have not been met in light of the Second Circuit's March 22, 2010 opinion. On December 16, 2010, the bankruptcy court granted the plaintiffs' motions and ruled that TPC was required to fund the settlements. On January 20, 2011, the bankruptcy court entered judgment in accordance with its December 16, 2010 ruling and ordered TPC to pay the settlement amounts plus prejudgment interest. On January 21, 2011, TPC filed an appeal with the U.S. District Court for the Southern District of New York from the bankruptcy court's January 20, 2011 judgment. On January 24, 2011, certain of the plaintiffs in the Common Law Claims actions appealed that portion of the bankruptcy court's January 20, 2011 judgment that denied their request for an order of contempt and for sanctions. Oral argument on the appeals took place on January 9, 2012, and the parties await the court's decision.

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

Other Proceedings Not Arising Under Insurance Contracts or Reinsurance Agreements

        Broker Anti-Trust Litigation—In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers. The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

and insurers, including the Company, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys' fees. All defendants moved to dismiss the complaint for failure to state a claim. After giving plaintiffs multiple opportunities to replead, the court dismissed the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the district court's decisions to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed the district court's dismissal of all Sherman Act and RICO claims against certain defendants, including the Company, except for Sherman Act and RICO claims involving the sale of excess casualty insurance through a single defendant broker, as well as all state law claims, which they remanded to the district court for further proceedings. On October 1, 2010, defendants, including the Company, filed renewed motions to dismiss the remanded claims. On March 18, 2011, the Company and certain other defendants entered into an agreement with the plaintiffs to settle the lawsuit. The settlement, under which the Company agreed to pay $6.75 million, is subject to court approval. Preliminary approval of the settlement was granted on June 27, 2011. On September 14, 2011, the court conducted a final fairness hearing and the settling parties await the court's decision.

        Other—In addition to those described above, the Company is involved in other lawsuits, including lawsuits alleging extra-contractual damages relating to insurance contracts or reinsurance agreements, that do not arise under insurance contracts or reinsurance agreements. Based upon currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits would be material to the Company's results of operations or have a material adverse effect on the Company's financial position or liquidity.

Gain Contingencies

        On August 20, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and on October 25, 2010, entered judgment against American Re-Insurance Company, a subsidiary of Munich Re (American Re) and three other reinsurers, awarding USF&G $251 million plus pre-judgment interest in the amount of $169 million. The judgment, including the award of interest, was appealed to the New York Supreme Court, Appellate Division, First Department. On January 24, 2012, the Appellate Division affirmed the judgment, which, as of that date, totaled $467 million, comprising the judgment of $251 million and interest of $216 million (including post-judgment interest). Post-judgment interest continues to accrue (without compounding) at the rate of 9% until the judgment is paid. On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of Appeals. Whether the Appellate Division grants permission to appeal is within its discretion. The $251 million awarded by the court represents the amount owed to USF&G under the terms of the disputed reinsurance agreements and is reported as part of reinsurance recoverables in the Company's consolidated balance sheet. The interest awarded by the Court, including post-judgment interest, is treated for accounting purposes as a gain contingency

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company's consolidated financial statements.

        In an unrelated action, The Travelers Indemnity Company is one of the Settlement Class plaintiffs and a class member in a class action lawsuit captioned Safeco Insurance Company of America, et al. v. American International Group, Inc. et al. (U.S. District Court, N.D. Ill.) in which the defendants are alleged to have engaged in the under-reporting of workers' compensation premium in connection with a workers' compensation reinsurance pool in which several subsidiaries of the Company participate. On July 26, 2011, the court granted preliminary approval of a class settlement pursuant to which the defendants agreed to pay $450 million to the class. The settlement includes a plan of allocation of the settlement proceeds among the class members. On December 21, 2011, the court entered an order granting final approval of the settlement. On January 19, 2012, three parties who objected to the settlement filed notices of appeal from the court's orders approving the settlement with the U.S. Court of Appeals for the Seventh Circuit. The Company anticipates that its allocation from the settlement fund, in the event the court's approval of the class settlement is affirmed, will be approximately $90 million. This amount is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company's consolidated financial statements.

Other Commitments and Guarantees

Commitments

        Investment Commitments—The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests. These commitments totaled $1.15 billion and $1.26 billion at December 31, 2011 and 2010, respectively.

Guarantees

        The Company has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various other indemnifications, including those related to the sale of business entities. The Company also provides standard indemnifications to service providers in the normal course of business. The indemnification clauses are often standard contractual terms. Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements. The maximum amount of the Company's obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $126 million at December 31, 2011, approximately $63 million of which is indemnified by a third party. The maximum amount of the Company's obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at December 31, 2011, all of which is indemnified by a third party.

        In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

interpretation of the tax law, or certain named litigation. Such indemnification provisions generally survive for periods ranging from seven years following the applicable closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be other agreed upon term limitations or no term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments. The maximum amount of the Company's contingent obligation for indemnifications related to the sale of business entities that are quantifiable was $1.22 billion at December 31, 2011, of which $9 million was recognized on the balance sheet at that date.

16. NONCASH INVESTING AND FINANCING ACTIVITIES

        There were no material noncash financing or investing activities during the years ended December 31, 2011, 2010 and 2009.

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

        The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.20 billion at December 31, 2011.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$14,903	$7,187	$—	$—	$22,090
Net investment income	1,933	938	8	—	2,879
Fee income	294	2	—	—	296
Net realized investment gains (losses)	10	50	(5)	—	55
Other revenues	103	23	—	—	126

Total revenues	17,243	8,200	3	—	25,446

Claims and expenses
Claims and claim adjustment expenses	10,906	5,370	—	—	16,276
Amortization of deferred acquisition costs	2,594	1,282	—	—	3,876
General and administrative expenses	2,377	1,152	27	—	3,556
Interest expense	73	—	313	—	386

Total claims and expenses	15,950	7,804	340	—	24,094

Income (loss) before income taxes	1,293	396	(337)	—	1,352
Income tax expense (benefit)	111	14	(199)	—	(74)
Equity in net income of subsidiaries	—	—	1,564	(1,564)	—

Net income	$1,182	$382	$1,426	$(1,564)	$1,426

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$15	$15	$—	$—	$30
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	(30)	(25)	—	—	(55)

Other-than-temporary impairment losses	(15)	(10)	—	—	(25)
Other net realized investment gains (losses)	25	60	(5)	—	80

Net realized investment gains (losses)	$10	$50	$(5)	$—	$55

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

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2009

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Revenues
Premiums	$14,459	$6,959	$—	$—	$21,418
Net investment income	1,839	913	24	—	2,776
Fee income	310	(4)	—	—	306
Net realized investment gains (losses)	(54)	(57)	128	—	17
Other revenues	118	48	—	(3)	163

Total revenues	16,672	7,859	152	(3)	24,680

Claims and expenses
Claims and claim adjustment expenses	8,293	4,115	—	—	12,408
Amortization of deferred acquisition costs	2,560	1,253	—	—	3,813
General and administrative expenses	2,272	1,097	(3)	—	3,366
Interest expense	74	—	311	(3)	382

Total claims and expenses	13,199	6,465	308	(3)	19,969

Income (loss) before income taxes	3,473	1,394	(156)	—	4,711
Income tax expense (benefit)	840	344	(95)	—	1,089
Equity in net income of subsidiaries	—	—	3,683	(3,683)	—

Net income	$2,633	$1,050	$3,622	$(3,683)	$3,622

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$(192)	$(130)	$(1)	$—	$(323)
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	35	30	—	—	65

Other-than-temporary impairment losses	(157)	(100)	(1)	—	(258)
Other net realized investment gains	103	43	129	—	275

Net realized investment gains (losses)	$(54)	$(57)	$128	$—	$17

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (amortized cost $59,994)	$43,438	$20,761	$33	$—	$64,232
Equity securities, available for sale, at fair value (cost $414)	146	319	94	—	559
Real estate investments	33	832	—	—	865
Short-term securities	879	376	2,339	—	3,594
Other investments	2,446	1,004	1	—	3,451

Total investments	46,942	23,292	2,467	—	72,701

Cash	114	98	2	—	214
Investment income accrued	517	251	—	—	768
Premiums receivable	3,865	1,865	—	—	5,730
Reinsurance recoverables	7,399	3,783	—	—	11,182
Ceded unearned premiums	656	172	—	—	828
Deferred acquisition costs	1,536	250	—	—	1,786
Deferred taxes	(82)	(47)	136	—	7
Contractholder receivables	3,891	1,295	—	—	5,186
Goodwill	2,411	954	—	—	3,365
Other intangible assets	297	136	—	—	433
Investment in subsidiaries	—	—	27,565	(27,565)	—
Other assets	1,983	52	367	—	2,402

Total assets	$69,529	$32,101	$30,537	$(27,565)	$104,602

Liabilities
Claims and claim adjustment expense reserves	$33,754	$17,665	$—	$—	$51,419
Unearned premium reserves	7,644	3,458	—	—	11,102
Contractholder payables	3,891	1,295	—	—	5,186
Payables for reinsurance premiums	178	211	—	—	389
Debt	1,190	—	5,415	—	6,605
Other liabilities	3,910	859	655	—	5,424

Total liabilities	50,567	23,488	6,070	—	80,125

Shareholders' equity
Common stock (1,750.0 shares authorized; 392.8 shares issued and outstanding)	—	390	20,732	(390)	20,732
Additional paid-in capital	11,135	6,501	—	(17,636)	—
Retained earnings	5,900	882	19,569	(6,772)	19,579
Accumulated other changes in equity from nonowner sources	1,927	840	2,005	(2,767)	2,005
Treasury stock, at cost (349.0 shares)	—	—	(17,839)	—	(17,839)

Total shareholders' equity	18,962	8,613	24,467	(27,565)	24,477

Total liabilities and shareholders' equity	$69,529	$32,101	$30,537	$(27,565)	$104,602

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2010

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale at fair value (amortized cost $60,170)	$42,415	$20,385	$20	$—	$62,820
Equity securities, available for sale, at fair value (cost $372)	190	263	66	—	519
Real estate investments	1	837	—	—	838
Short-term securities	1,596	436	3,584	—	5,616
Other investments	1,982	946	1	—	2,929

Total investments	46,184	22,867	3,671	—	72,722

Cash	86	110	4	—	200
Investment income accrued	532	259	—	—	791
Premiums receivable	3,691	1,806	—	—	5,497
Reinsurance recoverables	7,868	4,126	—	—	11,994
Ceded unearned premiums	648	165	—	—	813
Deferred acquisition costs	1,511	271	—	—	1,782
Deferred taxes	294	125	74	—	493
Contractholder receivables	4,050	1,293	—	—	5,343
Goodwill	2,411	954	—	—	3,365
Other intangible assets	326	176	—	—	502
Investment in subsidiaries	—	—	27,422	(27,422)	—
Other assets	1,904	237	60	(47)	2,154

Total assets	$69,505	$32,389	$31,231	$(27,469)	$105,656

Liabilities
Claims and claim adjustment expense reserves	$33,770	$17,836	$—	$—	$51,606
Unearned premium reserves	7,478	3,443	—	—	10,921
Contractholder payables	4,050	1,293	—	—	5,343
Payables for reinsurance premiums	214	193	—	—	407
Debt	1,189	9	5,460	(47)	6,611
Other liabilities	3,906	1,089	298	—	5,293

Total liabilities	50,607	23,863	5,758	(47)	80,181

Shareholders' equity
Preferred Stock Savings Plan—convertible preferred stock (0.2 shares issued and outstanding)	—	—	68	—	68
Common stock (1,748.6 shares authorized; 434.6 shares issued and outstanding)	—	390	20,162	(390)	20,162
Additional paid-in capital	11,135	7,016	—	(18,151)	—
Retained earnings	6,489	576	18,845	(7,063)	18,847
Accumulated other changes in equity from nonowner sources	1,274	544	1,255	(1,818)	1,255
Treasury stock, at cost (296.6 shares)	—	—	(14,857)	—	(14,857)

Total shareholders' equity	18,898	8,526	25,473	(27,422)	25,475

Total liabilities and shareholders' equity	$69,505	$32,389	$31,231	$(27,469)	$105,656

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,182	$382	$1,426	$(1,564)	$1,426
Net adjustments to reconcile net income to net cash provided by operating activities	736	98	635	(726)	743

Net cash provided by operating activities	1,918	480	2,061	(2,290)	2,169

Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,902	2,502	—	—	7,404
Proceeds from sales of investments:
Fixed maturities	720	440	1	—	1,161
Equity securities	82	53	—	—	135
Real estate	1	—	—	—	1
Other investments	343	251	—	—	594
Purchases of investments:
Fixed maturities	(5,714)	(2,978)	(12)	—	(8,704)
Equity securities	(30)	(71)	(30)	—	(131)
Real estate	(24)	(42)	—	—	(66)
Other investments	(711)	(178)	—	—	(889)
Net sales (purchases) of short-term securities	717	25	1,276	—	2,018
Securities transactions in course of settlement	(46)	46	—	—	—
Other	(351)	(20)	—	—	(371)

Net cash provided by (used in) investing activities	(111)	28	1,235	—	1,152

Cash flows from financing activities
Payment of debt	—	(8)	—	—	(8)
Dividends paid to shareholders	—	—	(665)	—	(665)
Issuance of common stock—employee share options	—	—	314	—	314
Treasury shares acquired—share repurchase authorization	—	—	(2,919)	—	(2,919)
Treasury shares acquired—net employee share-based compensation	—	—	(46)	—	(46)
Excess tax benefits from share-based payment arrangements	—	—	18	—	18
Dividends paid to parent company	(1,779)	(521)	—	2,300	—
Capital contributions, loans and other transactions between subsidiaries	—	10	—	(10)	—

Net cash used in financing activities	(1,779)	(519)	(3,298)	2,290	(3,306)

Effect of exchange rate changes on cash	—	(1)	—	—	(1)

Net increase (decrease) in cash	28	(12)	(2)	—	14
Cash at beginning of year	86	110	4	—	200

Cash at end of year	$114	$98	$2	$—	$214

Supplemental disclosure of cash flow information
Income taxes paid (received)	$206	$109	$(97)	$—	$218
Interest paid	$73	$—	$309	$—	$382

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2010

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,464	$1,033	$3,216	$(3,497)	$3,216
Net adjustments to reconcile net income to net cash provided by operating activities	(77)	(514)	3,626	(3,197)	(162)

Net cash provided by operating activities	2,387	519	6,842	(6,694)	3,054

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,920	1,966	10	—	5,896
Proceeds from sales of investments:
Fixed maturities	2,289	1,424	—	—	3,713
Equity securities	29	148	24	—	201
Real estate	—	10	—	—	10
Other investments	338	280	99	—	717
Purchases of investments:
Fixed maturities	(4,201)	(2,576)	(8)	—	(6,785)
Equity securities	(2)	(33)	(26)	—	(61)
Real estate	—	(21)	—	—	(21)
Other investments	(305)	(209)	—	—	(514)
Net sales (purchases) of short-term securities	632	392	(1,723)	—	(699)
Securities transactions in course of settlement	(4)	(26)	—	—	(30)
Other	(313)	(5)	—	—	(318)

Net cash provided by (used in) investing activities	2,383	1,350	(1,624)	—	2,109

Cash flows from financing activities
Payment of debt	(4)	—	(1,156)	—	(1,160)
Issuance of debt	—	—	1,234	—	1,234
Dividends paid to shareholders	—	—	(673)	—	(673)
Issuance of common stock—employee share options	—	—	408	—	408
Treasury shares acquired—share repurchase authorization	—	—	(4,998)	—	(4,998)
Treasury shares acquired—net employee share-based compensation	—	—	(40)	—	(40)
Excess tax benefits from share-based payment arrangements	—	—	8	—	8
Dividends paid to parent company	(4,827)	(1,849)	—	6,676	—
Capital contributions, loans and other transactions between subsidiaries	15	(35)	2	18	—

Net cash used in financing activities	(4,816)	(1,884)	(5,215)	6,694	(5,221)

Effect of exchange rate changes on cash	—	3	—	—	3

Net increase (decrease) in cash	(46)	(12)	3	—	(55)

Cash at beginning of year	132	122	1	—	255

Cash at end of year	$86	$110	$4	$—	$200

Supplemental disclosure of cash flow information
Income taxes paid (received)	$579	$321	$(116)	$—	$784
Interest paid	$73	$—	$324	$—	$397

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2009

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,633	$1,050	$3,622	$(3,683)	$3,622
Net adjustments to reconcile net income to net cash provided by operating activities	510	276	(345)	168	609

Net cash provided by operating activities	3,143	1,326	3,277	(3,515)	4,231

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,903	2,376	37	—	5,316
Proceeds from sales of investments:
Fixed maturities	1,342	1,457	6	—	2,805
Equity securities	20	45	—	—	65
Other investments	253	116	142	—	511
Purchases of investments:
Fixed maturities	(5,368)	(4,277)	(2)	—	(9,647)
Equity securities	—	(24)	—	—	(24)
Real estate	—	(15)	—	—	(15)
Other investments	(224)	(125)	—	—	(349)
Net sales (purchases) of short-term securities	(28)	419	(21)	—	370
Securities transactions in course of settlement	372	23	—	—	395
Other	(305)	(21)	—	—	(326)

Net cash provided by (used in) investing activities	(1,035)	(26)	162	—	(899)

Cash flows from financing activities
Payment of debt	(2)	—	(141)	—	(143)
Issuance of debt	—	—	494	—	494
Dividends paid to shareholders	—	—	(693)	—	(693)
Issuance of common stock—employee share options	—	—	180	—	180
Treasury shares acquired—share repurchase authorization	—	—	(3,259)	—	(3,259)
Treasury shares acquired—net employee share-based compensation	—	—	(29)	—	(29)
Excess tax benefits from share-based payment arrangements	—	—	8	—	8
Dividends paid to parent company	(2,157)	(1,340)	—	3,497	—
Capital contributions, loans and other transactions between subsidiaries	—	(20)	2	18	—

Net cash used in financing activities	(2,159)	(1,360)	(3,438)	3,515	(3,442)

Effect of exchange rate changes on cash	—	15	—	—	15

Net increase (decrease) in cash	(51)	(45)	1	—	(95)
Cash at beginning of year	183	167	—	—	350

Cash at end of year	$132	$122	$1	$—	$255

Supplemental disclosure of cash flow information
Income taxes paid (received)	$799	$302	$(225)	$—	$876
Interest paid	$73	$—	$312	$—	$385

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2011 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,278	$6,388	$6,407	$6,373	$25,446
Total expenses	5,309	7,115	6,075	5,595	24,094

Income (loss) before income taxes	969	(727)	332	778	1,352
Income tax expense (benefit)	130	(363)	(1)	160	(74)

Net income (loss)	$839	$(364)	$333	$618	$1,426

Net income (loss) per share(1):
Basic	$1.94	$(0.88)	$0.80	$1.52	$3.40
Diluted	1.92	(0.88)	0.79	1.51	3.36

2010 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,119	$6,179	$6,482	$6,332	$25,112
Total expenses	5,262	5,298	5,111	5,135	20,806

Income before income taxes	857	881	1,371	1,197	4,306
Income tax expense	210	211	366	303	1,090

Net income	$647	$670	$1,005	$894	$3,216

Net income per share(1):
Basic	$1.26	$1.37	$2.14	$1.98	$6.69
Diluted	1.25	1.35	2.11	1.95	6.62

(1)
Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2011. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

        In addition, there was no change in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management has assessed the Company's internal control over financial reporting as of December 31, 2011. The standard measures adopted by management in making its evaluation are the measures in the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2011, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

        KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting which follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited The Travelers Companies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 16, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP

New York, New York
February 16, 2012

Item 9B.    OTHER INFORMATION

        Executive Ownership and Sales.    All of the Company's executive officers hold equity in the Company in excess of the required level under the Company's executive stock ownership policy. For a summary of this policy as currently in effect, see "Stock Ownership Guidelines" under "Executive Compensation—Compensation Discussion and Analysis" in the Company's proxy statement filed with the SEC on April 12, 2011. From time to time, some of the Company's executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell shares of common stock of the Company in the open market, in private transactions or to the Company. To effect such sales, some of the Company's executives have entered into, and may in the future enter into, trading plans designed to comply with the Company's Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives' ownership of the Company's shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

        As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer, and Jay S. Benet, Vice Chairman and Chief Financial Officer, were the only "named executive officers" (i.e., an executive officer named in the compensation disclosures in the Company's proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect. The trading plans extend from approximately four to thirteen months from the date of this report. Under the Company's stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary and Mr. Benet has a target ownership level established as the lesser of 30,000 shares or the equivalent of 300% of base salary (as such amounts are calculated for purposes of the stock ownership guidelines). See "Executive Compensation—Compensation Discussion and Analysis—Stock Ownership Guidelines" in the Company's proxy statement filed with the SEC on April 12, 2011.

        Annual Meeting and Record Date.    The Board of Directors has set the date of the 2012 Annual Meeting of Shareholders and the related record date. The Annual Meeting will be held in Hartford, CT on May 23, 2012, and the shareholders entitled to receive notice of and vote at the meeting will be the shareholders of record at the close of business on March 26, 2012.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

        Set forth below is information concerning the Company's executive officers as of February 16, 2012.

Name	Age	Office
Jay S. Fishman	59	Chairman of the Board of Directors and Chief Executive Officer
Jay S. Benet	59	Vice Chairman and Chief Financial Officer
Charles J. Clarke	76	Vice Chairman
William H. Heyman	63	Vice Chairman and Chief Investment Officer
Alan D. Schnitzer	46	Vice Chairman, Chief Legal Officer and Executive Vice President—Financial, Professional and International Insurance
Brian W. MacLean	58	President and Chief Operating Officer
Andy F. Bessette	58	Executive Vice President and Chief Administrative Officer
Kenneth F. Spence, III	56	Executive Vice President and General Counsel
Doreen Spadorcia	54	Executive Vice President—Personal Insurance and Claim Services
Maria Olivo	47	Executive Vice President—Treasurer
William E. Cunningham, Jr.	46	Executive Vice President—Business Insurance
John P. Clifford, Jr.	56	Executive Vice President—Human Resources

        Jay S. Fishman, 59, has been Chairman since September 2005 and Chief Executive Officer of the Company since joining SPC in October 2001. He held the additional title of President from October 2001 until June 2008 and Chairman of SPC from October 2001 until the Merger. Mr. Fishman held several key executive posts at Citigroup Inc. from 1998 to October 2001, including Chairman, Chief Executive Officer and President of the Travelers insurance businesses. Starting in 1989, Mr. Fishman worked as an executive for Primerica, which became part of Citigroup.

        Jay S. Benet, 59, has been Vice Chairman and Chief Financial Officer since August 2005, and before that, he was Executive Vice President and Chief Financial Officer of the Company since the Merger, and from February 2002 until the Merger, he held those same offices at TPC. From March 2001 until January 2002, Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup and Chief Financial Officer for Citigroup's Global Consumer Europe, Middle East and Africa unit between April 2000 and March 2001. Before that, Mr. Benet spent ten years in various executive positions with Travelers Life & Annuity, including Chief Financial Officer of Travelers Life & Annuity and Executive Vice President, Group Annuity from December 1998 to April 2000, and Senior Vice President Group Annuity from December 1996 to December 1998. Prior to joining Travelers Life & Annuity, Mr. Benet was a partner of Coopers & Lybrand (now PricewaterhouseCoopers).

        Charles J. "Chuck" Clarke, 76, has been Vice Chairman of the Company since the Merger at which time he was serving in the roles of President, Vice Chairman and Director of TPC. Mr. Clarke joined Travelers in 1958 as an assistant underwriter. During his tenure at Travelers, Mr. Clarke progressed through positions of increasing responsibility. Of note, he was appointed Senior Vice President for the National Accounts Group's property-casualty business in 1985 and subsequently assumed the responsibility of Chairman of Commercial Lines in 1990.

        William H. Heyman, 63, has been Chief Investment Officer of the Company since the Merger and Vice Chairman since May 2005. Prior to May 2005, he was Executive Vice President and Chief

Investment Officer of the Company since the Merger. Prior to the Merger, he held those same offices with SPC since he joined SPC in May 2002. Mr. Heyman held various executive positions with Citigroup from 1995 through 2002, including the position of chairman of Citigroup Investments from 2000 to 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.

        Alan D. Schnitzer, 46, has been Vice Chairman and Chief Legal Officer since joining the Company in April 2007 and Executive Vice President—Financial, Professional and International Insurance since May 2008. Prior to that time, he was a partner at the law firm of Simpson Thacher & Bartlett LLP, where he advised corporate clients on a variety of transactions and general corporate law matters. Mr. Schnitzer joined Simpson Thacher in 1991.

        Brian W. MacLean, 58, has been Chief Operating Officer since May 2005 and President since June 2008. Prior to that, he had been Executive Vice President and Chief Operating Officer since May 2005. Prior to that, he had been Co-Chief Operating Officer of the Company since February 1, 2005. Before that, he was Executive Vice President, Claim Services for the Company, and prior thereto, for TPC. Prior to that, Mr. MacLean served as President of Select Accounts for TIGHI from July 1999 to January 2002. He also served as Chief Financial Officer of Claim Services from March 1993 to June 1996. From June 1996 to July 1999, Mr. MacLean was Chief Financial Officer for Commercial Lines. He joined TIGHI in 1988.

        Andy F. Bessette, 58, has been Executive Vice President and Chief Administrative Officer of the Company since the Merger, and prior to that, he held the same offices with SPC since joining SPC in January 2002. Before that, he was Vice President of Corporate Real Estate and Services for TPC. From 1980 to December 2001, Mr. Bessette held a number of management positions at TIGHI.

        Kenneth F. Spence, III, 56, has been Executive Vice President and General Counsel of the Company since January 2005. From August 2004 to January 2005, he was Senior Vice President and General Counsel. Prior to that, Mr. Spence served in several leadership positions in the Company's Legal Services group, and from April 1998 until the Merger, in SPC's Legal Services Group. Mr. Spence joined SPC in April 1998, upon SPC's merger with USF&G Corporation, where he had served as legal counsel.

        Doreen Spadorcia, 54, has been Chief Executive Officer—Personal Insurance and Executive Vice President—Claim Services, since July 15, 2009. From March 2, 2005 to July 15, 2009, she was Executive Vice President—Claim Services. Prior to that, she was President and Chief Executive Officer of Bond operations for the Company since the Merger and, before that, for TPC since June 2002. From 1994 to May 2002, she managed the TPC Bond claim operation and served as General Counsel of that business unit. She joined TIGHI in 1986 as a claim attorney.

        Maria Olivo, 47, has been Executive Vice President—Treasurer since June 2009 and head of Strategic Development since July 2010. Prior to that, she was Executive Vice President—Market Development since October 2007. Since joining the company in 2002, Ms. Olivo has held a number of executive positions, including leading Corporate Development, Investor Relations and Corporate Communications. Prior to joining Travelers in 2002, Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 to June 2002. Prior to that, she was a director in Salomon Smith Barney's Investment Bank.

        William E. Cunningham, Jr., 46, has been Executive Vice President—Business Insurance since March 1, 2010. Prior to that, he served as Senior Vice President—Business Insurance where he was responsible for Commercial Accounts, Construction, Technology, Public Sector Services, Global Accounts, Excess Casualty and Oil & Gas since September 2007. In July 2006, he was named President and CEO of Commercial Accounts. He had been promoted to President of National Accounts in 2005 and President of Travelers Construction in April 2001. Prior to that, Mr. Cunningham served as Regional Vice President for the Northeast Region of National Accounts since July 1997, after serving as Managing Director of the Northeastern territory for National Accounts since 1996. He began his career with Travelers in 1987 as an account executive in the Commercial Accounts marketing department in Albany, New York.

        John P. Clifford, Jr., 56, has been Executive Vice President—Human Resources since May 2007, and before that he was Senior Vice President—Human Resources of the Company since the Merger, and from February 2002 until the Merger, he held that same office at SPC. From January 1994 through February 2002 he managed compensation and benefits for SPC and was named Vice President in 1999. He joined SPC in 1984 as a compensation analyst.

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

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 23, 2012 are incorporated herein by reference: "Item 1—Election of Directors—Nominees for Election as Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors Information."

Item 11.    EXECUTIVE COMPENSATION

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 23, 2012 are incorporated herein by reference: "Compensation Discussion and Analysis," "Compensation Committee Report," "Tabular Executive Compensation Disclosure" and "Non-Employee Director Compensation."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The "Share Ownership Information" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 23, 2012 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2011 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan (the 2004 Incentive Plan) which replaced prior share-based incentive plans (legacy plans). In connection with the adoption of the 2004 Incentive Plan, legacy share-based compensation plans were terminated. Outstanding grants were not affected by the termination of these legacy plans, including the reload method of option exercise related to prior option grants under the legacy plans, and these option holders may continue to use the reload exercise method.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	19,735,857	$38.86 per share	55,319,620	(3)
Equity compensation plans not approved by security holders(2)	7,750	$44.67 per share	—

Total	19,743,607	$38.84 per share	55,319,620	(3)

(1)
In addition to the 2004 Incentive Plan, these numbers also include the St. Paul Global Stock Option Plan and certain plans for St. Paul's employees in the United Kingdom and the Republic of Ireland. Shares of deferred stock or phantom stock units that may be settled in shares of common stock are included in column (a) of the table, but are not included in column (b) for purposes of the weighted average exercise price of stock options.

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

(3)
These shares are available for grant as of December 31, 2011 under the 2004 Incentive Plan pursuant to which the Compensation Committee of the board of directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company's common stock. The 2004 Incentive Plan had 35 million shares initially authorized for issuance. In addition to these 35 million shares, the following shares will become available for grant under the 2004 Incentive Plan, and, to the extent such shares became available as of December 31, 2011, they are included in the table as available for grant: (i) shares covered by outstanding awards under the 2004 Incentive Plan and legacy plans that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally; and (iii) shares purchased by the Company on the open market using cash from option exercises, as limited by the 2004 Incentive Plan.

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

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The "Item 1—Election of Directors—Nominees for Election of Directors," "Director Independence and Independence Determinations," "Transactions with Related Persons and Certain Control Persons—Related Person Transaction Approval," "Employment Relationships" and "Third-Party Transactions" sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 23, 2012 is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The "Item 2—Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 23, 2012 is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          Documents filed as a part of the report:

  (1)
  Financial Statements. See Index to Consolidated Financial Statements on page 157 hereof.

  (2)
  Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 261 hereof.

  (3)
  Exhibits:

    See Exhibit Index on pages 270-274 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRAVELERS COMPANIES, INC. (Registrant)
Date: February 16, 2012	By	/s/ MATTHEW S. FURMAN Matthew S. Furman Senior Vice President (Authorized Signatory)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ JAY S. FISHMAN Jay S. Fishman	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 16, 2012
By	/s/ JAY S. BENET Jay S. Benet	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 16, 2012
By	/s/ DOUGLAS K. RUSSELL Douglas K. Russell	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 16, 2012
By	* Alan L. Beller	Director	February 16, 2012
By	* John H. Dasburg	Director	February 16, 2012
By	* Janet M. Dolan	Director	February 16, 2012
By	* Kenneth M. Duberstein	Director	February 16, 2012
By	* Lawrence G. Graev	Director	February 16, 2012
By	* Patricia L. Higgins	Director	February 16, 2012

Date
By	* Thomas R. Hodgson	Director	February 16, 2012
By	* Cleve L. Killingsworth, Jr.	Director	February 16, 2012
By	* Donald J. Shepard	Director	February 16, 2012
By	* Laurie J. Thomsen	Director	February 16, 2012
*By	/s/ MATTHEW S. FURMAN Matthew S. Furman, Attorney-in-fact		February 16, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        Under date of February 16, 2012, we reported on the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

/s/ KPMG LLP KPMG LLP

New York, New York
February 16, 2012

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2011	2010	2009
Revenues
Net investment income	$8	$11	$24
Net realized investment gains (losses)	(5)	7	128
Other revenues	—	(60)	—

Total revenues	3	(42)	152

Expenses
Interest	313	315	311
Other	27	14	(3)

Total expenses	340	329	308

Loss before income taxes and equity in net income of subsidiaries	(337)	(371)	(156)
Income tax benefit	(199)	(90)	(95)

Loss before equity in net income of subsidiaries	(138)	(281)	(61)
Equity in net income of subsidiaries	1,564	3,497	3,683

Net income	$1,426	$3,216	$3,622

For the year ended December 31,	2011	2010	2009
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total losses	$—	$—	$(1)
Non-credit component of impairments recognized in accumulated other changes in equity from nonowner sources	—	—	—

Other-than-temporary impairment losses	—	—	(1)
Other net realized investment gains (losses)	(5)	7	129

Net realized investment gains (losses)	$(5)	$7	$128

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

At December 31,	2011	2010
Assets
Fixed maturities	$33	$20
Equity securities	94	66
Short-term securities	2,339	3,584
Investment in subsidiaries	27,565	27,422
Other assets	506	139

Total assets	$30,537	$31,231

Liabilities
Debt	$5,415	$5,460
Other liabilities	655	298

Total liabilities	6,070	5,758

Shareholders' equity
Preferred Stock Savings Plan—convertible preferred stock (0.0 and 0.2 shares issued and outstanding)	—	68
Common stock (1,750.0 and 1,748.6 shares authorized, 392.8 and 434.6 shares issued and outstanding)	20,732	20,162
Retained earnings	19,569	18,845
Accumulated other changes in equity from nonowner sources	2,005	1,255
Treasury stock, at cost (349.0 and 296.6 shares)	(17,839)	(14,857)

Total shareholders' equity	24,467	25,473

Total liabilities and shareholders' equity	$30,537	$31,231

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2011	2010	2009
Cash flows from operating activities
Net income	$1,426	$3,216	$3,622
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(1,564)	(3,497)	(3,683)
Dividends received from consolidated subsidiaries	2,300	6,676	3,497
Capital (contributed to) repaid from subsidiaries	(10)	19	20
Deferred federal income tax (benefit) expense	43	(46)	100
Change in income taxes payable	(162)	63	22
Other	28	411	(301)

Net cash provided by operating activities	2,061	6,842	3,277

Cash flows from investing activities
Net sales (purchases) of short-term securities	1,276	(1,723)	(21)
Other investments, net	(41)	99	183

Net cash provided by (used in) investing activities	1,235	(1,624)	162

Cash flows from financing activities
Issuance of debt	—	1,234	494
Payment of debt	—	(1,156)	(141)
Dividends paid to shareholders	(665)	(673)	(693)
Treasury stock acquired—share repurchase authorization	(2,919)	(4,998)	(3,259)
Treasury stock acquired—net employee share-based compensation	(46)	(40)	(29)
Issuance of common stock—employee share options	314	408	180
Other	18	10	10

Net cash used in financing activities	(3,298)	(5,215)	(3,438)

Net increase (decrease) in cash	(2)	3	1
Cash at beginning of year	4	1	—

Cash at end of year	$2	$4	$1

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$97	$116	$225
Cash paid during the year for interest	$309	$324	$312

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

NOTES TO THE CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1.     OTHER REVENUES

        In 2010, other revenues included $60 million of expenses related to the Company's purchase and retirement of $885 million of its $1.0 billion 6.25% fixed-to-floating rate junior subordinated debentures.

2.     GUARANTEES

        The Travelers Companies, Inc. (TRV) has contingent obligations for guarantees related to its subsidiary's debt obligations and various other indemnifications, including those related to the sale of business entities. TRV also provides standard indemnifications to service providers in the normal course of business. The indemnification clauses are often standard contractual terms. Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, TRV is unable to develop an estimate of the maximum potential payments for such arrangements.

        In the ordinary course of selling business entities to third parties, TRV has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of TRV and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation. Such indemnification provisions generally survive for periods ranging from eight years following the applicable closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be other agreed upon term limitations or no term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before TRV is obligated to make payments. The maximum amount of TRV's contingent obligation for indemnifications related to the sale of business entities that are quantifiable was $93 million at December 31, 2011, of which $9 million was recognized on the balance sheet at that date.

        TRV has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.20 billion at December 31, 2011. Prior to the merger of TPC and SPC in 2004, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary TIGHI. TRV has fully and unconditionally guaranteed such guarantee obligations of TPC. See note 17 of notes to the Company's consolidated financial statements.

SCHEDULE III

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Insurance Information
2009-2011
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income(1)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Written Premiums
2011
Business Insurance	$816	$40,129	$5,482	$11,327	$2,041	$8,447	$1,815	$1,944	$11,340
Financial, Professional & International Insurance	332	6,857	2,043	3,174	414	1,487	603	648	3,102
Personal Insurance	638	4,367	3,577	7,589	424	6,342	1,458	908	7,745

Total—Reportable Segments	1,786	51,353	11,102	22,090	2,879	16,276	3,876	3,500	22,187
Other	—	66	—	—	—	—	—	442	—

Consolidated	$1,786	$51,419	$11,102	$22,090	$2,879	$16,276	$3,876	$3,942	$22,187

2010
Business Insurance	$806	$40,318	$5,364	$10,766	$2,156	$6,504	$1,749	$1,904	$10,857
Financial, Professional & International Insurance	352	6,999	2,139	3,317	439	1,700	612	608	3,211
Personal Insurance	624	4,220	3,418	7,349	464	5,006	1,441	867	7,567
Total—Reportable Segments	1,782	51,537	10,921	21,432	3,059	13,210	3,802	3,379	21,635
Other	—	69	—	—	—	—	—	415	—

Consolidated	$1,782	$51,606	$10,921	$21,432	$3,059	$13,210	$3,802	$3,794	$21,635

2009
Business Insurance	$791	$42,103	$5,380	$10,968	$1,902	$6,037	$1,775	$1,966	$10,902
Financial, Professional & International Insurance	369	7,197	2,276	3,333	452	1,747	622	579	3,285
Personal Insurance	598	4,229	3,205	7,117	422	4,624	1,416	784	7,149

Total—Reportable Segments	1,758	53,529	10,861	21,418	2,776	12,408	3,813	3,329	21,336
Other	—	73	—	—	—	—	—	419	—

Consolidated	$1,758	$53,602	$10,861	$21,418	$2,776	$12,408	$3,813	$3,748	$21,336

(1)
See note 2 to the consolidated financial statements for discussion of the method used to allocate net investment income and invested assets to the identified segments.

(2)
Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE V

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2011
Reinsurance recoverables	$363	$—	$—	$18	$345
Allowance for uncollectible:
Premiums receivable from underwriting activities	$116	$23	$—	$56	$83
Deductibles	$37	$6	$—	$3	$40
2010
Reinsurance recoverables	$523	$—	$—	$160	$363
Allowance for uncollectible:
Premiums receivable from underwriting activities	$130	$45	$(1)	$58	$116
Deductibles	$49	$(8)	$—	$4	$37
2009
Reinsurance recoverables	$618	$—	$—	$95	$523
Allowance for uncollectible:
Premiums receivable from underwriting activities	$130	$61	$2	$63	$130
Deductibles	$66	$(4)	$—	$13	$49

(1)
Charged to claims and claim adjustment expenses in the consolidated statement of income.

(2)
Credited to the related asset account.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE VI

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations(1)
2009-2011
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:
										Paid Claims and Claim Adjustment Expenses
			Discount From Reserves for Unpaid Claims(3)						Amortization of Deferred Acquisition Costs
Affiliation with Registrant(2)	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves		Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Net Written Premiums
2011	$1,786	$51,353	$1,194	$11,102	$22,090	$2,879	$16,937	$(842)	$3,876	$15,404	$22,187
2010	$1,782	$51,537	$1,188	$10,921	$21,432	$3,059	$14,452	$(1,417)	$3,802	$13,697	$21,635
2009	$1,758	$53,529	$1,163	$10,861	$21,418	$2,776	$13,681	$(1,449)	$3,813	$12,918	$21,336

(1)
Excludes accident and health insurance business.

(2)
Consolidated property-casualty insurance operations.

(3)
For a discussion of types of reserves discounted and discount rates used, see "Item 1—Business—Discounting."

See the accompanying Report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the "Company"), effective as of August 4, 2011, were filed as Exhibit 3.1 to the Company's current report on Form 8-K filed on August 8, 2011, and are incorporated herein by reference.
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
10.2
Amended and Restated Tax Allocation Agreement, dated as of March 27, 2002, between TPC and Citigroup Inc., was filed as Exhibit 10.2 to TPC's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2002, and is incorporated herein by reference.
10.3	*
The Travelers Companies, Inc. Policy Regarding Executive Incentive Recoupment was filed as Exhibit 10.42 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.4	*
Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated as of December 19, 2008, was filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.5	*
Amended and Restated Time Sharing Agreement, effective August 3, 2010, by and between the Company and Jay S. Fishman, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2010, and is incorporated herein by reference.
10.6	*
Letter Agreement between Alan D. Schnitzer and the Company, dated April 15, 2007, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.
10.7	*
The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.8	*
TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.9	*
The St. Paul Companies, Inc. ("SPC") Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.
10.10	*
Current Director Compensation Program, effective as of August 3, 2010, was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2010, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.11	*	The Company's Amended and Restated Deferred Compensation Plan for Non-Employee Directors was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.12	*
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
10.15	*
The SPC Directors' Charitable Award Program, as amended, was filed as Exhibit 10(d) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.
10.16	*
The Travelers Severance Plan (as amended through May 10, 2007) was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.
10.17	*
Fifth Amendment to the Travelers Severance Plan was filed as Exhibit 10.35 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.18	*
Sixth Amendment to The Travelers Severance Plan was filed as Exhibit 10.39 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.19	*
Seventh Amendment to The Travelers Severance Plan was filed as Exhibit 10.41 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.20	*
Eighth Amendment to The Travelers Severance Plan was filed as Exhibit 10.43 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010, and in incorporated herein by reference.
10.21	*
The Company's Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.
10.22	*
First Amendment to the Company's Senior Executive Performance Plan was filed as Exhibit 10.40 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.23	*
The Travelers Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009, was filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-157091) dated February 4, 2009, and is incorporated herein by reference.
10.24	*
First Amendment to The Travelers Deferred Compensation Plan was filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.25	*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.26	*
The Travelers Benefit Equalization Plan, as Amended and Restated effective as of January 1, 2009, was filed as Exhibit 10.36 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.27	*
First Amendment to The Travelers Benefit Equalization Plan was filed as Exhibit 10.38 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.28	†*	Second Amendment to The Travelers Benefit Equalization Plan is filed herewith.
10.29	*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.
10.30	*
The SPC Benefit Equalization Plan—2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.
10.31	*
The SPC Annual Incentive Plan was filed as an exhibit to the SPC Proxy Statement relating to the SPC 1999 Annual Meeting of Shareholders that was held on May 4, 1999 and is incorporated herein by reference.
10.32	*
The SPC Deferred Management Incentive Awards Plan was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.
10.33	*	Form of Non-Competition Agreement was filed as Exhibit 10.43 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.34	*
Form of Non-Solicitation and Non-Disclosure Agreement for Executive Officers, amending The St. Paul Travelers Companies, Inc. Severance Plan, was filed as Exhibit 99 to the Company's Form 8-K filed on February 16, 2006, and is incorporated herein by reference.
10.35	*
Form of Executive Officer Capital Accumulation Program Restricted Stock Award Notification and Agreement was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.
10.36	*
Form of Restricted Stock Unit Award Notification and Agreement (For Management Committee Member Executing Non-Compete) was filed as Exhibit 10.44 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.
10.37	†*	Form of Stock Option Grant Notification and Agreement is filed herewith.
10.38	†*	Form of Restricted Stock Unit Award Notification and Agreement is filed herewith.
10.39	*
Form of Performance Share Award Notification and Agreement (2009) was filed as Exhibit 10.31 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.40	*	Form of Performance Share Award Notification and Agreement for Jay S. Fishman (2009) was filed as Exhibit 10.33 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.
10.41	*
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
10.43	*
Form of Performance Share Award Notification and Agreement (2011) was filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010, and is incorporated herein by reference.
10.44	*
Form of Performance Share Award Notification and Agreement for Jay S. Fishman (2011) was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010, and is incorporated herein by reference.
10.45	†*	Form of Performance Shares Award Notification and Agreement (2012) is filed herewith.
10.46	†*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2012) is filed herewith.
10.47	†*	Form of Non-Employee Director Notification and Agreement of Annual Deferred Stock Award is filed herewith.
12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.
21.1	†	A list of the subsidiaries of the Company is filed herewith.
23.1	†
Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP's audit report into Registration Statements on Forms S-8 of the Company (SEC File No. 33-56987, No. 333-50943, No. 333-63114, No. 333-63118, No. 333-65726, No. 333-107698, No. 333-107699, No. 333-114135, No. 333-117726, No. 333-120998, No. 333-128026, No. 333-157091, No. 333-157092, No. 333-164972 and No. 333-176002) and Form S-3 (SEC File No. 333-178507) is filed herewith.
24.1	†	Power of Attorney is filed herewith.
31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.
32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

Exhibit Number		Description of Exhibit
101.1	†	The following financial information from The Travelers Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheet at December 31, 2011 and 2010; (iii) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (v) Notes to Consolidated Financial Statements; and (vi) Financial Statement Schedules.

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

        The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs at the date they were made or at any other time.