Form 10-Q
period 2012-03-31
TRAVELERS COMPANIES, INC.
filed 2012-04-19
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 13, 2012 was 389,039,262.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2012

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

For the three months ended March 31,	2012	2011
Revenues
Premiums	$5,523	$5,371
Net investment income	740	779
Fee income	82	74
Net realized investment gains	10	20
Other revenues	37	34

Total revenues	6,392	6,278

Claims and expenses
Claims and claim adjustment expenses	3,364	3,382
Amortization of deferred acquisition costs	971	948
General and administrative expenses	884	883
Interest expense	96	96

Total claims and expenses	5,315	5,309

Income before income taxes	1,077	969
Income tax expense	271	130

Net income	$806	$839

Net income per share
Basic	$2.04	$1.94
Diluted	$2.02	$1.92

Weighted average number of common shares outstanding
Basic	392.0	428.2
Diluted	395.8	434.4

For the three months ended March 31,	2012	2011
Net Realized Investment Gains
Other-than-temporary impairment losses:
Total gains	$—	$2
Non-credit component of impairments recognized in accumulated other comprehensive income	(4)	(6)
Other-than-temporary impairment losses	(4)	(4)
Other net realized investment gains	14	24

Net realized investment gains	$10	$20

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

For the three months ended March 31,	2012	2011

Net income	$806	$839

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(77)	(106)
Having credit losses recognized in the consolidated statement of income	25	28
Net changes in benefit plan assets and obligations	20	18
Net changes in unrealized foreign currency translation and other changes	64	70

Other comprehensive income before income taxes	32	10
Income tax benefit	(2)	(7)

Other comprehensive income, net of taxes	34	17

Comprehensive income	$840	$856

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,777 and $59,994)	$64,943	$64,232
Equity securities, available for sale, at fair value (cost $419 and $414)	583	559
Real estate investments	860	865
Short-term securities	3,373	3,594
Other investments	3,485	3,451

Total investments	73,244	72,701

Cash	258	214
Investment income accrued	717	768
Premiums receivable	5,884	5,730
Reinsurance recoverables	10,696	11,182
Ceded unearned premiums	955	828
Deferred acquisition costs	1,801	1,786
Deferred taxes	—	7
Contractholder receivables	5,263	5,186
Goodwill	3,365	3,365
Other intangible assets	417	433
Other assets	2,266	2,402

Total assets	$104,866	$104,602

Liabilities
Claims and claim adjustment expense reserves	$50,973	$51,419
Unearned premium reserves	11,232	11,102
Contractholder payables	5,263	5,186
Payables for reinsurance premiums	511	389
Deferred taxes	120	—
Debt	6,606	6,605
Other liabilities	5,289	5,424

Total liabilities	79,994	80,125

Shareholders’ equity
Common stock (1,750.0 shares authorized; 389.8 and 392.8 shares issued and outstanding)	20,851	20,732
Retained earnings	20,223	19,579
Accumulated other comprehensive income	2,039	2,005
Treasury stock, at cost (355.8 and 349.0 shares)	(18,241)	(17,839)

Total shareholders’ equity	24,872	24,477

Total liabilities and shareholders’ equity	$104,866	$104,602

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the three months ended March 31,	2012	2011
Convertible preferred stock—savings plan
Balance, beginning of year	$—	$68
Redemptions during period	—	(2)

Balance, end of period	—	66

Common stock
Balance, beginning of year	20,732	20,162
Employee share-based compensation	68	156
Compensation amortization under share-based plans and other changes	51	52

Balance, end of period	20,851	20,370

Retained earnings
Balance, beginning of year	19,579	18,847
Net income	806	839
Dividends	(162)	(156)
Other	—	8

Balance, end of period	20,223	19,538

Accumulated other comprehensive income, net of tax
Balance, beginning of year	2,005	1,255
Other comprehensive income	34	17

Balance, end of period	2,039	1,272

Treasury stock (at cost)
Balance, beginning of year	(17,839)	(14,857)
Treasury shares acquired — share repurchase authorization	(350)	(1,100)
Net shares acquired related to employee share-based compensation plans	(52)	(46)

Balance, end of period	(18,241)	(16,003)

Total common shareholders’ equity	24,872	25,177

Total shareholders’ equity	$24,872	$25,243

Common shares outstanding
Balance, beginning of year	392.8	434.6
Treasury shares acquired — share repurchase authorization	(6.0)	(18.9)
Net shares issued under employee share-based compensation plans	3.0	4.6

Balance, end of period	389.8	420.3

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the three months ended March 31,	2012	2011
Cash flows from operating activities
Net income	$806	$839
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(10)	(20)
Depreciation and amortization	216	208
Deferred federal income tax expense	119	153
Amortization of deferred acquisition costs	971	948
Equity in income from other investments	(114)	(122)
Premiums receivable	(151)	(167)
Reinsurance recoverables	494	218
Deferred acquisition costs	(984)	(964)
Claims and claim adjustment expense reserves	(503)	(251)
Unearned premium reserves	117	175
Other	(147)	(384)

Net cash provided by operating activities	814	633

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,615	1,849
Proceeds from sales of investments:
Fixed maturities	223	490
Equity securities	15	8
Other investments	203	161
Purchases of investments:
Fixed maturities	(2,604)	(1,824)
Equity securities	(10)	(51)
Real estate investments	(5)	(30)
Other investments	(114)	(107)
Net (purchases) sales of short-term securities	226	(31)
Securities transactions in course of settlement	248	134
Other	(92)	(69)

Net cash provided by (used in) investing activities	(295)	530

Cash flows from financing activities
Dividends paid to shareholders	(161)	(155)
Issuance of common stock — employee share options	77	168
Treasury stock acquired — share repurchase authorization	(354)	(1,104)
Treasury stock acquired — net employee share-based compensation	(52)	(44)
Excess tax benefits from share-based payment arrangements	12	7

Net cash used in financing activities	(478)	(1,128)

Effect of exchange rate changes on cash	3	4

Net increase in cash	44	39
Cash at beginning of year	214	200

Cash at end of period	$258	$239

Supplemental disclosure of cash flow information
Income taxes paid	$20	$112
Interest paid	$35	$35

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  Certain reclassifications have been made to the 2011 consolidated financial statements and notes to conform to the 2012 presentation.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2011 Annual Report on Form 10-K.

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

Adoption of Accounting Standards Updates

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders’ equity.  The updated guidance requires that all nonowner changes in shareholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance was effective for the quarter ended March 31, 2012 and was applied retrospectively.

The Company’s adoption of the updated guidance resulted in a change in the presentation of the Company’s consolidated financial statements but did not have any impact on the Company’s results of operations, financial position or liquidity.

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

The updated guidance was effective for the quarter ended March 31, 2012.  The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

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

The updated guidance was effective for the quarter ended March 31, 2012.  The updated guidance applies to transactions or modifications of existing transactions that occur on or after the effective date.  The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

1.                                      BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

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

The updated guidance was effective for the quarter ended March 31, 2012.  The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

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

Personal Insurance

The Personal Insurance segment writes a broad range of property and casualty insurance covering individuals’ personal risks. The primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

2.                                      SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended March 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2012
Premiums	$2,876	$737	$1,910	$5,523
Net investment income	532	104	104	740
Fee income	82	—	—	82
Other revenues	14	8	19	41

Total operating revenues (1)	$3,504	$849	$2,033	$6,386

Operating income (1)	$612	$149	$108	$869

2011
Premiums	$2,745	$773	$1,853	$5,371
Net investment income	556	106	117	779
Fee income	74	—	—	74
Other revenues	9	7	18	34

Total operating revenues (1)	$3,384	$886	$1,988	$6,258

Operating income (1)	$604	$120	$170	$894

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                                      SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2012	2011
Revenue reconciliation
Earned premiums
Business Insurance:
Workers’ compensation	$783	$680
Commercial automobile	486	473
Property	392	401
General liability	432	428
Commercial multi-peril	775	762
Other	8	1

Total Business Insurance	2,876	2,745

Financial, Professional & International Insurance:
Fidelity and surety	223	234
General liability	207	204
International	266	298
Other	41	37

Total Financial, Professional & International Insurance	737	773

Personal Insurance:
Automobile	928	915
Homeowners and other	982	938

Total Personal Insurance	1,910	1,853

Total earned premiums	5,523	5,371
Net investment income	740	779
Fee income	82	74
Other revenues	41	34

Total operating revenues for reportable segments	6,386	6,258
Other revenues	(4)	—
Net realized investment gains	10	20

Total consolidated revenues	$6,392	$6,278

Income reconciliation, net of tax
Total operating income for reportable segments	$869	$894
Interest Expense and Other (1)	(68)	(68)

Total operating income	801	826
Net realized investment gains	5	13

Total consolidated net income	$806	$839

(1)          The primary component of Interest Expense and Other is after-tax interest expense of $62 million in each of the three months ended March 31, 2012 and 2011.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                                      SEGMENT INFORMATION, Continued

(in millions)	March 31, 2012	December 31, 2011
Asset reconciliation:
Business Insurance	$77,299	$76,870
Financial, Professional & International Insurance	13,547	13,355
Personal Insurance	13,495	13,614

Total assets for reportable segments	104,341	103,839
Other assets (1)	525	763

Total consolidated assets	$104,866	$104,602

(1)                  The primary components of other assets at both dates were other intangible assets and, at December 31, 2011, deferred taxes.

3.                                      INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2012, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,373	$89	$—	$2,462
Obligations of states, municipalities and political subdivisions:
Pre-refunded	7,362	571	—	7,933
All other	28,971	2,137	26	31,082

Total obligations of states, municipalities and political subdivisions	36,333	2,708	26	39,015
Debt securities issued by foreign governments	2,314	78	1	2,391
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,227	253	11	3,469
All other corporate bonds	16,504	1,111	39	17,576
Redeemable preferred stock	26	4	—	30

Total	$60,777	$4,243	$77	$64,943

	Amortized	Gross Unrealized		Fair
(at December 31, 2011, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,396	$101	$—	$2,497
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,820	513	1	7,332
All other	29,391	2,303	4	31,690

Total obligations of states, municipalities and political subdivisions	36,211	2,816	5	39,022
Debt securities issued by foreign governments	2,228	91	1	2,318
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,288	249	22	3,515
All other corporate bonds	15,845	1,066	61	16,850
Redeemable preferred stock	26	4	—	30

Total	$59,994	$4,327	$89	$64,232

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                                      INVESTMENTS, Continued

Pre-refunded bonds of $7.93 billion and $7.33 billion at March 31, 2012 and December 31, 2011, respectively, were bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at March 31, 2012, in millions)	Cost	Gains	Losses	Value
Common stock	$320	$133	$2	$451
Non-redeemable preferred stock	99	34	1	132

Total	$419	$167	$3	$583

		Gross Unrealized		Fair
(at December 31, 2011, in millions)	Cost	Gains	Losses	Value
Common stock	$311	$120	$3	$428
Non-redeemable preferred stock	103	29	1	131

Total	$414	$149	$4	$559

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at March 31, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at March 31, 2012, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$1,072	$—	$—	$—	$1,072	$—
Obligations of states, municipalities and political subdivisions	941	22	93	4	1,034	26
Debt securities issued by foreign governments	145	1	—	—	145	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	207	4	135	7	342	11
All other corporate bonds	1,204	23	110	16	1,314	39

Total fixed maturities	3,569	50	338	27	3,907	77

Equity securities
Common stock	56	2	—	—	56	2
Non-redeemable preferred stock	32	1	7	—	39	1

Total equity securities	88	3	7	—	95	3

Total	$3,657	$53	$345	$27	$4,002	$80

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                                      INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2011, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$356	$—	$—	$—	$356	$—
Obligations of states, municipalities and political subdivisions	27	—	191	5	218	5
Debt securities issued by foreign governments	96	1	2	—	98	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	362	12	155	10	517	22
All other corporate bonds	1,295	42	105	19	1,400	61

Total fixed maturities	2,136	55	453	34	2,589	89

Equity securities
Common stock	64	3	—	—	64	3
Non-redeemable preferred stock	37	1	7	—	44	1

Total equity securities	101	4	7	—	108	4

Total	$2,237	$59	$460	$34	$2,697	$93

The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at March 31, 2012, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$1	$—	$—	$1
Other	—	—	2	12	14

Total fixed maturities	—	1	2	12	15
Equity securities	—	—	—	—	—

Total	$—	$1	$2	$12	$15

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                                      INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the three months ended March 31, in millions)	2012	2011
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—
Obligations of states, municipalities and political subdivisions	—	—
Debt securities issued by foreign governments	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1	2
All other corporate bonds	2	2
Redeemable preferred stock	—	—

Total fixed maturities	3	4

Equity securities
Common stock	—	—
Non-redeemable preferred stock	—	—

Total equity securities	—	—

Other investments	1	—

Total	$4	$4

The following tables present the changes during the reporting period in the credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in other comprehensive income:

(for the three months ended March 31, 2012, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Year	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$58	$—	$1	$—	$—	$59
All other corporate bonds	94	—	2	—	1	97

Total fixed maturities	$152	$—	$3	$—	$1	$156

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                                      INVESTMENTS, Continued

(for the three months ended March 31, 2011, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Year	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$47	$—	$2	$—	$—	$49
All other corporate bonds	88	1	1	(1)	1	90

Total fixed maturities	$135	$1	$3	$(1)	$1	$139

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

The Company also holds certain fixed maturity investments which are not priced by the pricing service and, accordingly, estimates the fair value of such fixed maturities using an internal matrix that is based on market information regarding interest rates, credit spreads and liquidity.  The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are the BofA Merrill Lynch U.S. Corporate Index and the BofA Merrill Lynch High Yield BB Rated Index.  The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable.

While the vast majority of the Company’s municipal bonds and corporate bonds are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $97 million and $88 million at March 31, 2012 and December 31, 2011, respectively. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $153 million and $162 million at March 31, 2012 and December 31, 2011, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

Other Investments

The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include securities in the Company’s trading portfolio, mutual funds and other small holdings.  The $41 million and $42 million fair value of these investments at March 31, 2012 and December 31, 2011, respectively, was disclosed in Level 1.  At March 31, 2012 and December 31, 2011, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $44 million at each date, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at March 31, 2012 and December 31, 2011 in the amount disclosed in Level 3.

Derivatives

At March 31, 2012 and December 31, 2011, the Company held $23 million and $22 million, respectively, of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2 — fixed maturities.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities reported at fair value are measured on a recurring basis at March 31, 2012 and December 31, 2011.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

(at March 31, 2012, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,462	$2,437	$25	$—
Obligations of states, municipalities and political subdivisions	39,015	—	38,997	18
Debt securities issued by foreign governments	2,391	—	2,391	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,469	—	3,468	1
All other corporate bonds	17,576	—	17,345	231
Redeemable preferred stock	30	29	1	—

Total fixed maturities	64,943	2,466	62,227	250

Equity securities
Common stock	451	451	—	—
Non-redeemable preferred stock	132	100	32	—

Total equity securities	583	551	32	—

Other investments	85	41	—	44

Total	$65,611	$3,058	$62,259	$294

The Company did not have any material transfers between Levels 1 and 2 during the quarter ended March 31, 2012.

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

The Company did not have any material transfers between Levels 1 and 2 during the year ended December 31, 2011.

The following tables present the changes in the Level 3 fair value category during the three months ended March 31, 2012 and the twelve months ended December 31, 2011.

(in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2011	$250	$44	$294
Total realized and unrealized investment gains (losses):
Included in realized investment gains (1)	1	(1)	—
Included in increases (decreases) in other comprehensive income	4	1	5
Purchases, sales and settlements/maturities:
Purchases	17	—	17
Sales	—	—	—
Settlements/maturities	(20)	—	(20)
Gross transfers into Level 3	—	—	—
Gross transfers out of Level 3	(2)	—	(2)

Balance at March 31, 2012	$250	$44	$294

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)          Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

(in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2010	$230	$57	$287
Total realized and unrealized investment gains (losses):
Included in realized investment gains (1)	1	38	39
Included in increases (decreases) in other comprehensive income	—	(9)	(9)
Purchases, sales and settlements/maturities:
Purchases	154	5	159
Sales	(15)	(47)	(62)
Settlements/maturities	(43)	—	(43)
Gross transfers into Level 3	19	—	19
Gross transfers out of Level 3 (2)	(96)	—	(96)

Balance at December 31, 2011	$250	$44	$294

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

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

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2012 or twelve months ended December 31, 2011.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below.  The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value at March 31, 2012 and December 31, 2011, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.

(at March 31, 2012, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$258	$258	$258	$—	$—
Short-term securities	3,373	3,373	1,961	1,238	174
Investment income accrued	717	717	—	—	717
Other financial assets	526	526	—	—	526

Total financial assets	$4,874	$4,874	$2,219	$1,238	$1,417

Financial liabilities:
Debt	$6,506	$7,660	$—	$7,345	$315
Commercial paper	100	100	—	—	100
Other financial liabilities	3,619	3,619	—	—	3,619

Total financial liabilities	$10,225	$11,379	$—	$7,345	$4,034

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

(at December 31, 2011, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash	$214	$214	$214	$—	$—
Short-term securities	3,594	3,594	2,472	1,029	93
Investment income accrued	768	768	—	—	768
Other financial assets	552	552	—	—	552

Total financial assets	$5,128	$5,128	$2,686	$1,029	$1,413

Financial liabilities:
Debt	$6,505	$7,609	$—	$7,057	$552
Commercial paper	100	100	—	—	100
Other financial liabilities	3,931	3,931	—	—	3,931

Total financial liabilities	$10,536	$11,640	$—	$7,057	$4,583

The carrying values of investment income accrued, commercial paper and financial instruments classified as other financial assets and liabilities approximated their fair values and are disclosed in Level 3 of the hierarchy.

The Company utilized a pricing service to estimate fair value for approximately 93% and 94% of its short term securities at March 31, 2012 and December 31, 2011, respectively. A description of the process and inputs used by the pricing service to estimate fair value is discussed in the “Fixed Maturities” section above. Estimates of fair value for U.S. Treasury securities and money market funds are based on market quotations received from the pricing service and are disclosed in Level 1 of the hierarchy. The fair value of other short-term fixed maturity securities is estimated by the pricing service using observable market inputs and is disclosed in Level 2 of the hierarchy. For short-term securities where an estimate is not obtained from the pricing service, the carrying value approximates fair value and is included in Level 3 of the hierarchy.

The Company utilized a pricing service to estimate fair value for approximately 96% and 93% of its debt, other than commercial paper, at March 31, 2012 and December 31, 2011, respectively. The pricing service utilizes market quotations for debt that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the fair value estimates are based on market observable inputs and disclosed at Level 2 in the hierarchy. For the small amount of the Company’s debt securities for which a pricing service is not used, the Company utilizes pricing estimates from a nationally recognized broker/dealer to estimate fair value. If estimates of fair value are unavailable from the pricing service or the broker/dealer, the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs. Estimates of fair value developed internally and from broker quotes are disclosed in Level 3 of the hierarchy.

5.                                      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at March 31, 2012 and December 31, 2011:

(in millions)	March 31, 2012	December 31, 2011
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	557
Personal Insurance	613	613
Other	27	27

Total	$3,365	$3,365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                                      GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at March 31, 2012 and December 31, 2011:

(at March 31, 2012, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related (1)	$455	$361	$94
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (2)	191	84	107

Total intangible assets subject to amortization	646	445	201
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$862	$445	$417

(at December 31, 2011, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$830	$105
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (2)	191	79	112

Total intangible assets subject to amortization	1,126	909	217
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$909	$433

(1)       Certain intangible assets related to renewal rights became fully amortized during the first quarter of 2012.

(2)                    The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

(for the three months ended March 31, in millions)	2012	2011
Customer-related	$11	$14
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	5	6

Total amortization expense	$16	$20

Intangible asset amortization expense is estimated to be $36 million for the remainder of 2012, $45 million in 2013, $43 million in 2014, $23 million in 2015 and $9 million in 2016.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME

The following tables present the pretax components of the Company’s other comprehensive income, and the related income tax expense (benefit) for each component, for the three months ended March 31, 2012 and 2011.

(for the three months ended March 31, 2012, in millions)	Pretax	Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(77)	$(27)	$(50)
Having credit losses recognized in the consolidated statement of income	25	9	16
Net changes in benefit plan assets and obligations	20	7	13
Net changes in unrealized foreign currency translation and other changes	64	9	55

Other comprehensive income	$32	$(2)	$34

(for the three months ended March 31, 2011, in millions)	Pretax	Tax Expense (Benefit)	Net of Tax
Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(106)	$(35)	$(71)
Having credit losses recognized in the consolidated statement of income	28	10	18
Net changes in benefit plan assets and obligations	18	6	12
Net changes in unrealized foreign currency translation and other changes	70	12	58

Other comprehensive income	$10	$(7)	$17

7.                                      SHARE REPURCHASE AUTHORIZATION

The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors. During the three months ended March 31, 2012, the Company repurchased 6.0 million shares under its share repurchase authorization, for a total cost of approximately $350 million. The average cost per share repurchased was $58.73. At March 31, 2012, the Company had $3.26 billion of capacity remaining under the share repurchase authorization.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                                      EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
(in millions, except per share amounts)	2012	2011

Basic
Net income, as reported	$806	$839
Participating share-based awards — allocated income	(6)	(7)
Preferred stock dividends	—	(1)

Net income available to common shareholders — basic	$800	$831

Diluted
Net income available to common shareholders	$800	$831
Effect of dilutive securities:
Convertible preferred stock	—	1

Net income available to common shareholders — diluted	$800	$832

Common Shares
Basic
Weighted average shares outstanding	392.0	428.2

Diluted
Weighted average shares outstanding	392.0	428.2
Weighted average effects of dilutive securities:
Stock options and performance shares	3.8	4.6
Convertible preferred stock	—	1.6

Total	395.8	434.4

Net Income per Common Share
Basic	$2.04	$1.94

Diluted	$2.02	$1.92

9.                                      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at March 31, 2012:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	12,819,392	$47.28	5.1 years	$155

Exercisable at end of period	9,283,250	$43.82	4.1 years	$143

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $38 million and $37 million for the three months ended March 31, 2012 and 2011, respectively. The related tax benefits recognized in earnings was $13 million for the each of the three months ended March 31, 2012 and 2011.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                                      SHARE-BASED INCENTIVE COMPENSATION, Continued

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2012 was $185 million, which is expected to be recognized over a weighted-average period of 2.2 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2011 was $114 million, which was expected to be recognized over a weighted-average period of 1.7 years.

10.                               PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2012	2011	2012	2011

Net Periodic Benefit Cost:
Service cost	$28	$25	$—	$—
Interest cost on benefit obligation	35	34	3	3
Expected return on plan assets	(47)	(46)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	—	—
Net actuarial loss	22	19	—	—

Net benefit expense	$38	$32	$3	$3

11.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

The major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company’s properties is subject are described below.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

The plaintiffs in the Statutory and Hawaii actions and the Common Law Claims actions filed Motions to Compel with the bankruptcy court on September 2, 2010 and September 3, 2010, respectively, arguing that all conditions precedent to the settlements have been met and seeking to require TPC to pay the settlement amounts.  On September 30, 2010, TPC filed an Opposition to the plaintiffs’ Motions to Compel on the grounds that the conditions precedent to the settlements, principally the requirement that all contribution claims be barred, have not been met in light of the Second Circuit’s March 22, 2010 opinion.  On December 16, 2010, the bankruptcy court granted the plaintiffs’ motions and ruled that TPC was required to fund the settlements.  On January 20, 2011, the bankruptcy court entered judgment in accordance with its December 16, 2010 ruling and ordered TPC to pay the settlement amounts plus prejudgment interest. On January 21, 2011, TPC filed an appeal with the U.S. District Court for the Southern District of New York from the bankruptcy court’s January 20, 2011 judgment.  On January 24, 2011, certain of the plaintiffs in the Common Law Claims actions appealed that portion of the bankruptcy court’s January 20, 2011 judgment that denied their request for an order of contempt and for sanctions.  On March 1, 2012, the district court ruled in TPC’s favor and reversed the bankruptcy court, finding that the conditions to the settlements had not been met, and that TPC is not obligated to pay the settlement amounts. The district court also upheld the bankruptcy court’s order denying the plaintiffs’ motion for an order of contempt and for sanctions.  The district court further ruled that, since TPC is not obligated to go forward with the settlements, it was unnecessary to address the issue of pre-judgment interest.  The plaintiffs have appealed the district court’s March 1, 2012 decision to the Second Circuit Court of Appeals.

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

Outcome and Impact of Asbestos and Environmental Claims and Litigation.  Currently, it is not possible to predict legal outcomes and their impact on the future development of claims and litigation relating to asbestos and environmental claims. Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company’s current reserves. In addition, the Company’s estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s results of operations in future periods.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed the district court’s dismissal of all Sherman Act and RICO claims against certain defendants, including the Company, except for Sherman Act and RICO claims involving the sale of excess casualty insurance through a single defendant broker, as well as all state law claims, which they remanded to the district court for further proceedings. On October 1, 2010, defendants, including the Company, filed renewed motions to dismiss the remanded claims.  On March 18, 2011, the Company and certain other defendants entered into an agreement with the plaintiffs to settle the lawsuit, under which the Company agreed to pay $6.75 million.  Preliminary approval of the settlement was granted on June 27, 2011.  On September 14, 2011, the court conducted a final fairness hearing, and on March 30, 2012, the court granted final approval of the settlement.

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

Gain Contingencies

On August 20, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and on October 25, 2010, entered judgment against American Re-Insurance Company, a subsidiary of Munich Re (American Re) and three other reinsurers, awarding USF&G $251 million plus pre-judgment interest in the amount of $169 million.  The judgment, including the award of interest, was appealed by the reinsurers to the New York Supreme Court, Appellate Division, First Department.  On January 24, 2012, the Appellate Division affirmed the judgment, which, as of that date, totaled $467 million, comprising the judgment of $251 million and interest of $216 million (including post-judgment interest).  Post-judgment interest continues to accrue (without compounding) at the rate of 9% until the judgment is paid.  On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of Appeals, and on March 12, 2012, the Appellate Division granted the reinsurers’ motion.  The $251 million awarded by the court represents the amount owed to USF&G under the terms of the disputed reinsurance agreements and is reported as part of reinsurance recoverables in the Company’s consolidated balance sheet.  The interest awarded by the Court, including post-judgment interest, is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.

In an unrelated action, The Travelers Indemnity Company is one of the Settlement Class plaintiffs and a class member in a class action lawsuit captioned Safeco Insurance Company of America, et al. v. American International Group, Inc. et al. (U.S. District Court, N.D. Ill.) in which the defendants are alleged to have engaged in the under-reporting of workers’ compensation premium in connection with a workers’ compensation reinsurance pool in which several subsidiaries of the Company participate.  On July 26, 2011, the court granted preliminary approval of a class settlement pursuant to which the defendants agreed to pay $450 million to the class.  The settlement includes a plan of allocation of the settlement proceeds among the class members.  On December 21, 2011, the court entered an order granting final approval of the settlement, and on February 28, 2012, the district court issued a written opinion regarding its approval of the settlement.  Three parties who objected to the settlement have appealed the court’s orders approving the settlement to the U.S. Court of Appeals for the Seventh Circuit.  The Company anticipates that its allocation from the settlement fund, in the event the court’s approval of the class settlement is affirmed, will be approximately $90 million.  This amount is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.20 billion and $1.15 billion at March 31, 2012 and December 31, 2011, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Guarantees

The Company has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various other indemnifications, including those related to the sale of business entities.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.  The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $126 million at March 31, 2012, approximately $63 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at March 31, 2012, all of which is indemnified by a third party.

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from seven years following the applicable closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be other agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of business entities that are quantifiable was $1.22 billion at March 31, 2012, of which $9 million was recognized on the balance sheet at that date.

12.                               CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.20 billion at March 31, 2012.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,743	$1,780	$—	$—	$5,523
Net investment income	494	244	2	—	740
Fee income	82	—	—	—	82
Net realized investment gains (losses)	12	(2)	—	—	10
Other revenues	27	10	—	—	37

Total revenues	4,358	2,032	2	—	6,392

Claims and expenses
Claims and claim adjustment expenses	2,272	1,092	—	—	3,364
Amortization of deferred acquisition costs	646	325	—	—	971
General and administrative expenses	599	282	3	—	884
Interest expense	18	—	78	—	96

Total claims and expenses	3,535	1,699	81	—	5,315

Income (loss) before income taxes	823	333	(79)	—	1,077
Income tax expense (benefit)	205	84	(18)	—	271
Equity in net income of subsidiaries	—	—	867	(867)	—

Net income	$618	$249	$806	$(867)	$806

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$1	$(1)	$—	$—	$—
Non-credit component of impairments recognized in accumulated other comprehensive income	(4)	—	—	—	(4)

Other-than-temporary impairment losses	(3)	(1)	—	—	(4)
Other net realized investment gains (losses)	15	(1)	—	—	14

Net realized investment gains (losses)	$12	$(2)	$—	$—	$10

(1)                                 The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,625	$1,746	$—	$—	$5,371
Net investment income	532	244	3	—	779
Fee income	74	—	—	—	74
Net realized investment gains (losses)	9	12	(1)	—	20
Other revenues	30	4	—	—	34

Total revenues	4,270	2,006	2	—	6,278

Claims and expenses
Claims and claim adjustment expenses	2,234	1,148	—	—	3,382
Amortization of deferred acquisition costs	626	322	—	—	948
General and administrative expenses	596	290	(3)	—	883
Interest expense	18	—	78	—	96

Total claims and expenses	3,474	1,760	75	—	5,309

Income (loss) before income taxes	796	246	(73)	—	969
Income tax expense (benefit)	196	57	(123)	—	130
Equity in net income of subsidiaries	—	—	789	(789)	—

Net income	$600	$189	$839	$(789)	$839

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$2	$—	$—	$—	$2
Non-credit component of impairments recognized in accumulated other comprehensive income	(5)	(1)	—	—	(6)

Other-than-temporary impairment losses	(3)	(1)	—	—	(4)
Other net realized investment gains (losses)	12	13	(1)	—	24

Net realized investment gains (losses)	$9	$12	$(1)	$—	$20

(1)                                 The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended March 31, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$618	$249	$806	$(867)	$806

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(54)	(32)	(77)	86	(77)
Having credit losses recognized in the consolidated statement of income	16	9	25	(25)	25
Net changes in benefit plan assets and obligations	—	(1)	20	1	20
Net changes in unrealized foreign currency translation and other changes	21	43	64	(64)	64

Other comprehensive income (loss) before income taxes	(17)	19	32	(2)	32
Income tax benefit	(7)	(5)	(2)	12	(2)

Other comprehensive income (loss), net of taxes	(10)	24	34	(14)	34

Comprehensive income	$608	$273	$840	$(881)	$840

(1)                                 The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended March 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$600	$189	$839	$(789)	$839

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(70)	(39)	(106)	109	(106)
Having credit losses recognized in the consolidated statement of income	10	18	28	(28)	28
Net changes in benefit plan assets and obligations	—	—	18	—	18
Net changes in unrealized foreign currency translation and other changes	22	47	70	(69)	70

Other comprehensive income (loss) before income taxes	(38)	26	10	12	10
Income tax benefit	(14)	(1)	(7)	15	(7)

Other comprehensive income (loss), net of taxes	(24)	27	17	(3)	17

Comprehensive income	$576	$216	$856	$(792)	$856

(1)                                 The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At March 31, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,777)	$44,023	$20,887	$33	$—	$64,943
Equity securities, available for sale, at fair value (cost $419)	149	332	102	—	583
Real estate investments	33	827	—	—	860
Short-term securities	942	265	2,166	—	3,373
Other investments	2,424	1,060	1	—	3,485

Total investments	47,571	23,371	2,302	—	73,244

Cash	110	148	—	—	258
Investment income accrued	492	225	—	—	717
Premiums receivable	3,936	1,948	—	—	5,884
Reinsurance recoverables	7,033	3,663	—	—	10,696
Ceded unearned premiums	738	217	—	—	955
Deferred acquisition costs	1,548	253	—	—	1,801
Contractholder receivables	3,903	1,360	—	—	5,263
Goodwill	2,411	954	—	—	3,365
Other intangible assets	290	127	—	—	417
Investment in subsidiaries	—	—	28,234	(28,234)	—
Other assets	2,102	(181)	345	—	2,266

Total assets	$70,134	$32,085	$30,881	$(28,234)	$104,866

Liabilities
Claims and claim adjustment expense reserves	$33,470	$17,503	$—	$—	$50,973
Unearned premium reserves	7,718	3,514	—	—	11,232
Contractholder payables	3,903	1,360	—	—	5,263
Payables for reinsurance premiums	269	242	—	—	511
Deferred taxes	184	70	(134)	—	120
Debt	1,190	—	5,416	—	6,606
Other liabilities	3,984	568	737	—	5,289

Total liabilities	50,718	23,257	6,019	—	79,994

Shareholders’ equity
Common stock (1,750.0 shares authorized; 389.8 shares issued and outstanding)	—	390	20,851	(390)	20,851
Additional paid-in capital	11,135	6,501	—	(17,636)	—
Retained earnings	6,364	1,073	20,213	(7,427)	20,223
Accumulated other comprehensive income	1,917	864	2,039	(2,781)	2,039
Treasury stock, at cost (355.8 shares)	—	—	(18,241)	—	(18,241)

Total shareholders’ equity	19,416	8,828	24,862	(28,234)	24,872

Total liabilities and shareholders’ equity	$70,134	$32,085	$30,881	$(28,234)	$104,866

(1)                                 The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.                               CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,994)	$43,438	$20,761	$33	$—	$64,232
Equity securities, available for sale, at fair value (cost $414)	146	319	94	—	559
Real estate investments	33	832	—	—	865
Short-term securities	879	376	2,339	—	3,594
Other investments	2,446	1,004	1	—	3,451

Total investments	46,942	23,292	2,467	—	72,701

Cash	114	98	2	—	214
Investment income accrued	517	251	—	—	768
Premiums receivable	3,865	1,865	—	—	5,730
Reinsurance recoverables	7,399	3,783	—	—	11,182
Ceded unearned premiums	656	172	—	—	828
Deferred acquisition costs	1,536	250	—	—	1,786
Deferred taxes	(82)	(47)	136	—	7
Contractholder receivables	3,891	1,295	—	—	5,186
Goodwill	2,411	954	—	—	3,365
Other intangible assets	297	136	—	—	433
Investment in subsidiaries	—	—	27,565	(27,565)	—
Other assets	1,983	52	367	—	2,402

Total assets	$69,529	$32,101	$30,537	$(27,565)	$104,602

Liabilities
Claims and claim adjustment expense reserves	$33,754	$17,665	$—	$—	$51,419
Unearned premium reserves	7,644	3,458	—	—	11,102
Contractholder payables	3,891	1,295	—	—	5,186
Payables for reinsurance premiums	178	211	—	—	389
Debt	1,190	—	5,415	—	6,605
Other liabilities	3,910	859	655	—	5,424

Total liabilities	50,567	23,488	6,070	—	80,125

Shareholders’ equity
Common stock (1,750.0 shares authorized; 392.8 shares issued and outstanding)	—	390	20,732	(390)	20,732
Additional paid-in capital	11,135	6,501	—	(17,636)	—
Retained earnings	5,900	882	19,569	(6,772)	19,579
Accumulated other comprehensive income	1,927	840	2,005	(2,767)	2,005
Treasury stock, at cost (349.0 shares)	—	—	(17,839)	—	(17,839)

Total shareholders’ equity	18,962	8,613	24,467	(27,565)	24,477

Total liabilities and shareholders’ equity	$69,529	$32,101	$30,537	$(27,565)	$104,602

(1)                                 The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$618	$249	$806	$(867)	$806
Net adjustments to reconcile net income to net cash provided by operating activities	20	(164)	(503)	655	8

Net cash provided by operating activities	638	85	303	(212)	814

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,034	581	—	—	1,615
Proceeds from sales of investments:
Fixed maturities	189	34	—	—	223
Equity securities	12	3	—	—	15
Other investments	162	41	—	—	203
Purchases of investments:
Fixed maturities	(1,876)	(728)	—	—	(2,604)
Equity securities	(1)	(9)	—	—	(10)
Real estate investments	—	(5)	—	—	(5)
Other investments	(66)	(48)	—	—	(114)
Net (purchases) sales of short-term securities	(63)	116	173	—	226
Securities transactions in course of settlement	209	39	—	—	248
Other	(88)	(4)	—	—	(92)

Net cash provided by (used in) investing activities	(488)	20	173	—	(295)

Cash flows from financing activities
Dividends paid to shareholders	—	—	(161)	—	(161)
Issuance of common stock — employee share options	—	—	77	—	77
Treasury shares acquired — share repurchase authorization	—	—	(354)	—	(354)
Treasury shares acquired — net employee share-based compensation	—	—	(52)	—	(52)
Excess tax benefits from share-based payment arrangements	—	—	12	—	12
Dividends paid to parent company	(154)	(58)	—	212	—

Net cash used in financing activities	(154)	(58)	(478)	212	(478)

Effect of exchange rate changes on cash	—	3	—	—	3

Net increase (decrease) in cash	(4)	50	(2)	—	44
Cash at beginning of year	114	98	2	—	214

Cash at end of period	$110	$148	$—	$—	$258

Supplemental disclosure of cash flow information
Income taxes paid (received)	$48	$18	$(46)	$—	$20
Interest paid	$28	$—	$7	$—	$35

(1)                                 The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$600	$189	$839	$(789)	$839
Net adjustments to reconcile net income to net cash provided by operating activities	(3)	(186)	(453)	436	(206)

Net cash provided by operating activities	597	3	386	(353)	633

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,132	717	—	—	1,849
Proceeds from sales of investments:
Fixed maturities	230	259	1	—	490
Equity securities	1	7	—	—	8
Other investments	102	59	—	—	161
Purchases of investments:
Fixed maturities	(1,210)	(612)	(2)	—	(1,824)
Equity securities	—	(23)	(28)	—	(51)
Real estate investments	(24)	(6)	—	—	(30)
Other investments	(65)	(42)	—	—	(107)
Net sales (purchases) of short-term securities	(384)	(418)	771	—	(31)
Securities transactions in course of settlement	79	55	—	—	134
Other	(68)	(1)	—	—	(69)

Net cash provided by (used in) investing activities	(207)	(5)	742	—	530

Cash flows from financing activities
Dividends paid to shareholders	—	—	(155)	—	(155)
Issuance of common stock — employee share options	—	—	168	—	168
Treasury shares acquired — share repurchase authorization	—	—	(1,104)	—	(1,104)
Treasury shares acquired — net employee share-based compensation	—	—	(44)	—	(44)
Excess tax benefits from share-based payment arrangements	—	—	7	—	7
Dividends paid to parent company	(353)	—	—	353	—

Net cash used in financing activities	(353)	—	(1,128)	353	(1,128)

Effect of exchange rate changes on cash	—	4	—	—	4

Net increase in cash	37	2	—	—	39
Cash at beginning of year	86	110	4	—	200

Cash at end of period	$123	$112	$4	$—	$239

Supplemental disclosure of cash flow information
Income taxes paid	$75	$36	$1	$—	$112
Interest paid	$28	$—	$7	$—	$35

(1)                                 The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2012 First Quarter Consolidated Results of Operations

•                   Net income of $806 million, or $2.04 per share basic and $2.02 per share diluted

•                   Net earned premiums of $5.52 billion

•                   Catastrophe losses of $168 million ($109 million after-tax)

•                   Net favorable prior year reserve development of $304 million ($200 million after-tax)

•                   GAAP combined ratio of 92.2%

•                   Net investment income of $740 million ($593 million after-tax)

•                   Net realized investment gains of $10 million ($5 million after-tax)

•                   Operating cash flows of $814 million

2012 First Quarter Consolidated Financial Condition

•                   Total investments of $73.24 billion; fixed maturities and short-term securities comprise 93% of total investments

•                   Total assets of $104.87 billion

•                   Total debt of $6.61 billion, resulting in a debt-to-total capital ratio of 21.0% (23.1% excluding net unrealized investment gains, net of tax)

•                   Repurchased 6.0 million common shares for total cost of $350 million under share repurchase authorization

•                   Shareholders’ equity of $24.87 billion; book value per common share of $63.81, up 7% from March 31, 2011

•                   Holding company liquidity of $2.22 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

(for the three months ended March 31, in millions except ratio and per share amounts)	2012	2011
Revenues
Premiums	$5,523	$5,371
Net investment income	740	779
Fee income	82	74
Net realized investment gains	10	20
Other revenues	37	34

Total revenues	6,392	6,278

Claims and expenses
Claims and claim adjustment expenses	3,364	3,382
Amortization of deferred acquisition costs	971	948
General and administrative expenses	884	883
Interest expense	96	96

Total claims and expenses	5,315	5,309

Income before income taxes	1,077	969
Income tax expense	271	130

Net income	$806	$839

Net income per share
Basic	$2.04	$1.94

Diluted	$2.02	$1.92

GAAP combined ratio
Loss and loss adjustment expense ratio	60.1%	62.1%
Underwriting expense ratio	32.1	32.6

GAAP combined ratio	92.2%	94.7%

Incremental impact of direct to consumer initiative on GAAP combined ratio	0.8%	0.9%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The following discussions of the Company’s net income and segment operating income are presented on an after-tax basis. Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted. Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $2.02 in the first quarter of 2012 increased by 5% over the same period of 2011, despite a decrease in reported net income, due to the favorable impact of common share repurchases. Net income of $806 million in the first quarter of 2012 was $33 million lower than in the same period of 2011, primarily reflecting a $104 million benefit in the first quarter of 2011 resulting from the favorable resolution of various prior year tax matters and lower net investment income, partially offset by higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), an increase in net favorable prior year reserve development and a decline in catastrophe losses. Net favorable prior year reserve development in the first quarters of 2012 and 2011 was $304 million and $237 million, respectively. Catastrophe losses in the first quarters of 2012 and 2011 were $168 million and $186 million, respectively.

Revenues

Earned Premiums

Earned premiums in the first quarter of 2012 were $5.52 billion, $152 million, or 3%, higher than in the same period of 2011. In the Business Insurance segment, earned premiums in the first quarter of 2012 increased by 5% over the same period of 2011. In the Financial, Professional & International Insurance segment, earned premiums in the first quarter of 2012 decreased by 5% from the same 2011 period. In the Personal Insurance segment, earned premiums in the first quarter of 2012 increased by 3% over the same period of 2011. Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

(for the three months ended March 31, in millions)	2012	2011
Average investments (1)	$69,494	$70,771
Pretax net investment income	740	779
After-tax net investment income	593	622
Average pretax yield (2)	4.3%	4.4%
Average after-tax yield (2)	3.4%	3.5%

(1)                  Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses, net of tax.

Net investment income in the first quarter of 2012 was $740 million, $39 million, or 5%, lower than in the same period of 2011. Net investment income from fixed maturity investments of $620 million in the first quarter of 2012 declined by $22 million from the same period in 2011, primarily resulting from lower long-term reinvestment yields available in the market. Net investment income generated by non-fixed maturity investments of $128 million in the first quarter of 2012 was $12 million lower than in the same period of 2011. The average pretax yield on the total investment portfolio was 4.3% in the first quarter of 2012, compared with 4.4% in the same period of 2011, reflecting the decline in both fixed maturity and non-fixed maturity investment income.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business. The $8 million increase in fee income in the first quarter of 2012 compared with the same period of 2011 is discussed in the Business Insurance segment discussion that follows.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Net Realized Investment Gains

The following table sets forth information regarding the Company’s net realized investment gains.

(for the three months ended March 31, in millions)	2012	2011
Net Realized Investment Gains
Other-than-temporary impairment losses:
Total gains	$—	$2
Non-credit component of impairments recognized in accumulated other comprehensive income	(4)	(6)

Other-than-temporary impairment losses	(4)	(4)
Other net realized investment gains	14	24

Net realized investment gains	$10	$20

Other Revenues

Other revenues in the first quarters of 2012 and 2011 primarily consisted of premium installment charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2012 were $3.36 billion, $18 million, or less than 1%, lower than in the same period of 2011. The decrease primarily reflected an increase in net favorable prior year reserve development and lower levels of (i) what the Company defines as large losses, (ii) non-catastrophe weather-related losses and (iii) catastrophe losses, largely offset by the impact of loss cost trends and increases in claim and claim adjustment expenses related to increased business volumes. Net favorable prior year reserve development in the first quarters of 2012 and 2011 was $304 million and $237 million, respectively. Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in more detail in the segment discussions that follow. Catastrophe losses in the first quarters of 2012 and 2011 were $168 million and $186 million, respectively. Catastrophe losses in the first quarter of 2012 primarily resulted from tornadoes and hail storms in the Midwest and Southeast regions of the United States, while catastrophes in the first quarter of 2011 primarily resulted from winter storms in the United States.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs in the first quarter of 2012 was $971 million, $23 million, or 2%, higher than the same period of 2011, generally consistent with the increase in earned premiums.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2012 were $884 million, virtually level with the same period of 2011. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the first quarter of 2012 was $96 million, level with the same period of 2011.

GAAP Combined Ratio

The consolidated GAAP combined ratio of 92.2% in the first quarter of 2012 was 2.5 points lower than the consolidated GAAP combined ratio of 94.7% in the same period of 2011.

The consolidated loss and loss adjustment expense ratio of 60.1% in the first quarter of 2012 was 2.0 points lower than the consolidated loss and loss adjustment expense ratio of 62.1% in the same period of 2011. The 2012 and 2011 first quarter loss and loss adjustment expense ratios included 5.5 points and 4.4 points of benefit from net favorable prior year reserve development, respectively. Catastrophe losses accounted for 3.1 points and 3.4 points of the 2012 and 2011 first quarter loss and loss adjustment expense ratios, respectively. The loss and loss adjustment expense ratio excluding prior year reserve development and catastrophe losses in the first quarter of 2012 was 0.6 points lower than the 2011 first quarter ratio on the same basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The consolidated underwriting expense ratio of 32.1% for the first quarter of 2012 was 0.5 points lower than the consolidated underwriting expense ratio of 32.6% in the same period of 2011, reflecting the impact of the increase in earned premiums.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2012	2011

Business Insurance	$3,429	$3,306
Financial, Professional & International Insurance	791	810
Personal Insurance	1,853	1,845

Total	$6,073	$5,961

	Net Written Premiums
(for the three months ended March 31, in millions)	2012	2011

Business Insurance	$3,100	$3,020
Financial, Professional & International Insurance	604	624
Personal Insurance	1,793	1,793

Total	$5,497	$5,437

Gross and net written premiums in the first quarter of 2012 increased 2% and 1%, respectively, over the same period of 2011. Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

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

Business Insurance

Results of the Company’s Business Insurance segment were as follows:

(for the three months ended March 31, in millions)	2012	2011
Revenues
Earned premiums	$2,876	$2,745
Net investment income	532	556
Fee income	82	74
Other revenues	14	9

Total revenues	$3,504	$3,384

Total claims and expenses	$2,674	$2,690

Operating income	$612	$604

Loss and loss adjustment expense ratio	57.8%	63.1%
Underwriting expense ratio	31.8	31.8

GAAP combined ratio	89.6%	94.9%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Overview

Operating income in the first quarter of 2012 was $612 million, $8 million, or 1%, higher than operating income of $604 million in the same period of 2011. The increase in operating income in the first quarter of 2012 primarily reflected an increase in net favorable prior year reserve development and lower catastrophe losses, partially offset by the impact of a $76 million benefit in the first quarter of 2011 resulting from the favorable resolution of various prior year tax matters, lower net investment income and slightly lower underlying underwriting margins resulting from earned pricing and loss cost trends. Net favorable prior year reserve development was $248 million in the first quarter of 2012, compared with $143 million in the same period of 2011. Catastrophe losses in the first quarter of 2012 were $53 million, compared with $112 million in the same period of 2011.

Earned Premiums

Earned premiums in the first quarter of 2012 were $2.88 billion, $131 million, or 5%, higher than in the same period of 2011, primarily reflecting the impact of an increase in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the first quarter of 2012 was $532 million, $24 million, or 4%, lower than in the same 2011 period. Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2012 compared with the same period of 2011. In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools. Fee income in the first quarter of 2012 was $82 million, $8 million higher than in the same period of 2011, reflecting higher serviced premium and claim volume in workers’ compensation residual market pools.

Claims and Expenses

Claim and Claims Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2012 were $1.71 billion, $64 million, or 4%, lower than in the same 2011 period. The decrease in 2012 primarily reflected an increase in net favorable prior year reserve development and a decline in catastrophe losses, partially offset by the impact of loss cost trends and increases in claim and claim adjustment expenses related to increased business volumes. Net favorable prior year reserve development in the first quarters of 2012 and 2011 was $248 million and $143 million, respectively. Net favorable prior year reserve development in the first quarter of 2012 was primarily driven by better than expected loss development in the general liability product line for accident years 2004-2009 and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected, and better than expected loss development for the 2010 accident year in the property product line. This improvement was partially offset by unfavorable prior year reserve development in the commercial automobile product line for the 2011 accident year resulting from higher than expected frequency and severity. Catastrophe losses in the first quarters of 2012 and 2011 were $53 million and $112 million, respectively.

Net favorable prior year reserve development in the first quarter of 2011 was driven by better than expected loss development in the general liability and property product lines, partially offset by higher than expected loss development in the commercial auto product line. The general liability product line improvement was concentrated in excess coverages for accident years 2008 and prior and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected. The improvement in the property product line primarily reflected better than expected loss development for the 2010 accident year in the Inland Marine business unit in Target Risk Underwriting. The net unfavorable prior year reserve development in the commercial auto product line was concentrated in National Accounts, primarily for accident years 2002 and prior.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs in the first quarter of 2012 was $467 million, $23 million, or 5%, higher than in the same period of 2011, consistent with the increase in earned premiums.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2012 were $498 million, $25 million, or 5%, higher than in the same period of 2011.

GAAP Combined Ratio

The GAAP combined ratio of 89.6% in the first quarter of 2012 was 5.3 points lower than the GAAP combined ratio of 94.9% in the same period of 2011.

The loss and loss adjustment expense ratio of 57.8% in the first quarter of 2012 was 5.3 points lower than the loss and loss adjustment expense ratio of 63.1% in the same period of 2011. Net favorable prior year reserve development in the first quarters of 2012 and 2011 provided 8.6 points and 5.2 points of benefit, respectively, to the loss and loss adjustment expense ratio. Catastrophe losses in the first quarters of 2012 and 2011 accounted for 1.8 points and 4.1 points, respectively, of the loss and loss adjustment expense ratio. The 2012 first quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 0.4 points higher than the 2011 ratio on the same basis.

The underwriting expense ratio of 31.8% for the first quarter of 2012 was level with the underwriting expense ratio in the same period of 2011, primarily reflecting the impact of higher earned premiums offset by the impact of higher general and administrative expenses.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2012	2011

Select Accounts	$731	$738
Commercial Accounts	904	867
National Accounts	372	316
Industry-Focused Underwriting	685	666
Target Risk Underwriting	527	505
Specialized Distribution	208	209

Total Business Insurance Core	3,427	3,301
Business Insurance Other	2	5

Total Business Insurance	$3,429	$3,306

	Net Written Premiums
(for the three months ended March 31, in millions)	2012	2011

Select Accounts	$718	$732
Commercial Accounts	861	822
National Accounts	235	211
Industry-Focused Underwriting	648	628
Target Risk Underwriting	429	413
Specialized Distribution	208	209

Total Business Insurance Core	3,099	3,015
Business Insurance Other	1	5

Total Business Insurance	$3,100	$3,020

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

In Business Insurance Core, gross and net written premiums in the first quarter of 2012 increased by 4% and 3%, respectively, over the same period of 2011. The increases in gross and net written premiums in the first quarter of 2012 were concentrated in Commercial Accounts, National Accounts and Industry-Focused Underwriting, and were largely driven by positive audit premium adjustments and rate increases. Overall business retention rates remained strong but declined modestly from the first quarter of 2011. Renewal premium changes — comprising both renewal rate changes and insured exposure growth — remained positive in the first quarter of 2012 and increased over the same period of 2011. New business levels declined from the first quarter of 2011.

Select Accounts. Net written premiums of $718 million in the first quarter of 2012 declined by 2% from the same period of 2011. Business retention rates remained strong but were lower than in the first quarter of 2011. Renewal premium changes, comprising both renewal rate changes and insured exposure growth, remained positive and increased over the first quarter of 2011. New business volumes also declined compared with the same period of 2011.

Commercial Accounts. Net written premiums of $861 million in the first quarter of 2012 increased by 5% over the same period of 2011. Net written premiums in the first quarter of 2012 were favorably impacted by positive audit premium adjustments, as compared with negative adjustments in the first quarter of 2011. Business retention rates remained strong but were modestly lower than in the first quarter of 2011. Renewal premium changes remained positive in the first quarter of 2012 and increased over the same period of 2011, reflecting positive renewal rate changes and insured exposure growth. New business volumes also declined compared with the same period of 2011.

National Accounts. Net written premiums of $235 million in the first quarter of 2012 increased by 11% over the same 2011 period, primarily reflecting an increase in new business volume. Business retention rates remained high in the first quarter of 2012 but were lower than in the same period of 2011. Renewal premium changes remained positive and increased over the same period of 2011.

Industry-Focused Underwriting. Net written premiums of $648 million in the first quarter of 2012 increased by 3% over the same period of 2011. Premium growth in the first quarter of 2012 was concentrated in the Oil & Gas business unit.

Target Risk Underwriting. Net written premiums of $429 million in the first quarter of 2012 increased by 4% over the same period of 2011. Premium growth in the first quarter of 2012 was concentrated in the National Property business unit.

Specialized Distribution. Net written premiums of $208 million in the first quarter of 2012 were virtually level with the same period of 2011.

Financial, Professional & International Insurance

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

(for the three months ended March 31, in millions)	2012	2011
Revenues
Earned premiums	$737	$773
Net investment income	104	106
Other revenues	8	7

Total revenues	$849	$886

Total claims and expenses	$649	$740

Operating income	$149	$120

Loss and loss adjustment expense ratio	46.0%	55.6%
Underwriting expense ratio	41.8	39.7

GAAP combined ratio	87.8%	95.3%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Overview

Operating income in the first quarter of 2012 was $149 million, $29 million, or 24%, higher than operating income of $120 million in the same period of 2011, primarily reflecting an increase in underwriting margins.  The increase in underwriting margins was driven by a lower level of what the Company defines as large losses, lower catastrophe losses and an increase in net favorable prior year reserve development, partially offset by the impact of a $14 million benefit in the first quarter of 2011 resulting from the favorable resolution of various prior year tax matters, lower business volumes and higher general and administrative expenses.  Large losses in the first quarter of 2011 included losses related to an earthquake in New Zealand that did not meet the Company’s threshold for classification as catastrophe losses.  No catastrophe losses were incurred in the first quarter of 2012, compared with $21 million of catastrophe losses in the same period of 2011.  Net favorable prior year reserve development in the first quarter of 2012 was $46 million, compared with $39 million in the same period of 2011.

Earned Premiums

Earned premiums in the first quarter of 2012 were $737 million, $36 million, or 5%, lower than in the same period of 2011, primarily reflecting the impact of a decrease in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the first quarter of 2012 was $104 million, $2 million, or 2%, lower than in the same period of 2011.  Included in the Financial, Professional & International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the change in the Company’s consolidated net investment income in the first quarter of 2012 as compared with the same period of 2011.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2012 were $341 million, $92 million, or 21%, lower than in the same period of 2011, primarily reflecting lower levels of (i) what the Company defines as large losses and (ii) catastrophe losses, an increase in net favorable prior year reserve development and decreases in claim and claim adjustment expenses related to lower business volumes.  Large losses in the first quarter of 2011 included losses related to an earthquake in New Zealand that did not meet the Company’s threshold for classification as catastrophe losses.  No catastrophe losses were incurred in the first quarter of 2012, compared with catastrophe losses of $21 million in the same period of 2011 that primarily resulted from an earthquake in Japan.  Net favorable prior year reserve development was $46 million and $39 million in the first quarters of 2012 and 2011, respectively.  Both Bond & Financial Products and International contributed to the net favorable prior year reserve development in the first quarter of 2012.  In Bond & Financial Products, net favorable development primarily reflected better than expected results for the 2006-2008 accident years for the contract surety business.  In International, net favorable development reflected better than expected loss development in Canada, primarily in the surety and property lines of business for recent accident years and better than expected development in the Company’s operation at Lloyd’s in the marine and accident and special risks business units for recent accident years.  Net favorable prior year reserve development in the first quarter of 2011 was concentrated in Bond & Financial Products and primarily reflected better than expected results for accident years 2004 and prior for fidelity and surety coverages, including favorable loss development related to one large commercial surety claim.

Amortization of Deferred Acquisition Expenses

The amortization of deferred acquisition costs in the first quarter of 2012 was $143 million, $4 million, or 3%, lower than in the same period of 2011, generally consistent with the decrease in earned premiums.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2012 were $165 million, $5 million, or 3%, higher than in the same period of 2011, primarily reflecting an increase in technology-related costs in International to enhance operations and support future business growth.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

GAAP Combined Ratio

The GAAP combined ratio of 87.8% in the first quarter of 2012 was 7.5 points lower than the GAAP combined ratio of 95.3% in the same period of 2011.

The loss and loss adjustment expense ratio of 46.0% in the first quarter of 2012 was 9.6 points lower than the loss and loss adjustment expense ratio of 55.6% in the same period of 2011.  There were no catastrophe losses incurred in the first quarter of 2012, whereas catastrophe losses in the first quarter of 2011 accounted for 2.7 points of the loss and loss adjustment expense ratio.  The 2012 and 2011 first quarter ratios included 6.1 points and 5.1 points of benefit, respectively, from net favorable prior year reserve development.  The 2012 first quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 5.9 points lower than the 2011 ratio on the same basis, reflecting the factors discussed above.

The underwriting expense ratio of 41.8% in the first quarter of 2012 was 2.1 points higher than the underwriting expense ratio of 39.7% in the same period of 2011, primarily reflecting a decline in earned premiums and, to a lesser extent, an increase in general and administrative expenses.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2012	2011

Bond & Financial Products	$485	$508
International	306	302

Total Financial, Professional & International Insurance	$791	$810

	Net Written Premiums
(for the three months ended March 31, in millions)	2012	2011

Bond & Financial Products	$357	$369
International	247	255

Total Financial, Professional & International Insurance	$604	$624

The Financial, Professional & International Insurance segment’s gross and net written premiums in the first quarter of 2012 decreased by 2% and 3%, respectively, from the same period of 2011.

Net written premiums in Bond & Financial Products in the first quarter of 2012 were $357 million, $12 million, or 3%, lower than in the same period of 2011, primarily driven by the continued slowdown in construction spending and disciplined underwriting, partially offset by growth in management liability business volume.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the first quarter of 2012 remained strong and were higher than in the same period of 2011.  Renewal premium changes in the first quarter of 2012 were positive (compared with flat in the same period of 2011), driven by positive renewal rate changes and growth in insured exposures.  New business volume in the first quarter of 2012 increased over the same period of 2011.

Net written premiums in International in the first quarter of 2012 were $247 million, $8 million, or 3%, lower than in the same period of 2011, primarily reflecting a change in certain ceded reinsurance programs for the Company’s operations at Lloyd’s.  Excluding the surety line of business, business retention rates in the first quarter of 2012 were strong and higher than in the same period of 2011.  Renewal premium changes in the first quarter of 2012 were flat (compared with negative in the same period of 2011), as positive renewal rate changes were offset by a decline in insured exposures.  New business volume in International in the first quarter of 2012 increased over the same period of 2011.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

(for the three months ended March 31, in millions)	2012	2011
Revenues
Earned premiums	$1,910	$1,853
Net investment income	104	117
Other revenues	19	18

Total revenues	$2,033	$1,988

Total claims and expenses	$1,889	$1,768

Operating income	$108	$170

Loss and loss adjustment expense ratio	68.8%	63.4%
Underwriting expense ratio	29.0	30.8

GAAP combined ratio	97.8%	94.2%

Incremental impact of direct to consumer initiative on GAAP combined ratio	2.1%	2.8%

Overview

Operating income in the first quarter of 2012 was $108 million, $62 million, or 36%, lower than in the same period of 2011.  The decrease in 2012 primarily reflected an increase in catastrophe losses, lower net favorable prior year reserve development, lower net investment income and the impact of a $10 million benefit in the first quarter of 2011 resulting from the favorable resolution of various prior year tax matters, partially offset by a decline in general and administrative expenses.  Catastrophe losses in the first quarters of 2012 and 2011 were $115 million and $53 million, respectively.  Net favorable prior year reserve development in the first quarters of 2012 and 2011 was $10 million and $55 million, respectively.

Earned Premiums

Earned premiums in the first quarter of 2012 were $1.91 billion, $57 million, or 3%, higher than in the same period of 2011.  The increase reflected growth in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the first quarter of 2012 was $104 million, $13 million, or 11%, lower than in the same period of 2011.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2012 compared with the same period of 2011.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2012 were $1.31 billion, $138 million, or 12%, higher than in the same period of 2011. The increase primarily reflected higher catastrophe losses, lower net favorable prior year reserve development, the impact of loss cost trends and increases in claim and claim adjustment expenses related to higher business volumes, partially offset by lower non-catastrophe weather-related losses.  Catastrophe losses in the first quarters of 2012 and 2011 were $115 million and $53 million, respectively.  Net favorable prior year reserve development in the first quarters of 2012 and 2011 was $10 million and $55 million, respectively.  The 2011 total was driven by better than expected loss

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

development related to catastrophe losses incurred in 2010, as well as favorable loss development in the 2006 — 2008 accident years for the umbrella line of business in the Homeowners and Other product line.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs in the first quarter of 2012 was $361 million, $4 million, or 1%, higher than in the same period of 2011.  The increase in 2012 was less than the increase in earned premiums, primarily reflecting lower fixed-value commission expense and growth in the Company’s direct to consumer business (for which no commission expense is incurred).

General and Administrative Expenses

General and administrative expenses in the first quarter of 2012 were $214 million, $21 million, or 9%, lower than in the same period of 2011, primarily driven by lower advertising and other costs associated with the Company’s direct to consumer initiative.

GAAP Combined Ratio

The GAAP combined ratio of 97.8% in the first quarter of 2012 was 3.6 points higher than the GAAP combined ratio of 94.2% in the same period of 2011.

The loss and loss adjustment expense ratio of 68.8% in the first quarter of 2012 was 5.4 points higher than the loss and loss adjustment expense ratio of 63.4% in the same period of 2011.  Catastrophe losses accounted for 6.0 points and 2.8 points of the loss and loss adjustment expense ratios in the first quarters of 2012 and 2011, respectively.  The loss and loss adjustment expense ratio for the first quarters of 2012 and 2011 included 0.5 points and 3.0 points of benefit, respectively, from net favorable prior year reserve development.  The 2012 first quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 0.3 points lower than the 2011 ratio on the same basis.

The underwriting expense ratio of 29.0% in the first quarter of 2012 was 1.8 points lower than the underwriting expense ratio of 30.8% in the same period of 2011, reflecting growth in earned premiums and the decrease in general and administrative expenses discussed above.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2012	2011

Agency Automobile	$904	$923
Agency Homeowners and Other	912	891

Total Agency Personal Insurance	$1,816	$1,814

	Net Written Premiums
(for the three months ended March 31, in millions)	2012	2011

Agency Automobile	$900	$918
Agency Homeowners and Other	855	845

Total Agency Personal Insurance	$1,755	$1,763

Gross and net agency written premiums in the first quarter of 2012 approximated the levels in the same period of 2011.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

In the Agency Automobile line of business, net written premiums in the first quarter of 2012 were 2% lower than in the same period of 2011.  Business retention rates remained strong, while new business levels were lower than in the same period of 2011. Renewal premium changes remained positive in the first quarter of 2012 and increased over the same period of 2011.

In the Agency Homeowners and Other line of business, net written premiums in the first quarter of 2012 were 1% higher than in the same period of 2011.  Business retention rates remained strong, while new business levels were lower than in the same period of 2011.  Renewal premium changes remained positive in the first quarter of 2012 and increased over the same period of 2011.

For its Agency business, the Personal Insurance segment had approximately 7.6 million active policies at both March 31, 2012 and 2011.

In its direct to consumer business, net written premiums in the first quarter of 2012 were $38 million, $8 million, or 27%, higher than in the same period of 2011.  Active policies were 148,000 at March 31, 2012, an increase of 35% over the same date in 2011.

Interest Expense and Other

(for the three months ended March 31, in millions)	2012	2011
Operating loss	$(68)	$(68)

The operating loss for Interest Expense and Other in the first quarter of 2012 was $68 million, level with the same period of 2011.  The 2011 total included a $4 million reduction in income tax expense due to the favorable resolution of various prior year tax matters.  After-tax interest expense was $62 million in the both the first quarters of 2012 and 2011.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

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

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which are subject to a number of contingencies, in connection with a number of these direct action claims.  For a full discussion of these settlement agreements, including subsequent appeals and court decisions that have delayed their implementation, see the “Asbestos Direct Action Litigation” section of note 11 of notes to the unaudited consolidated financial statements.

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

The Company’s quarterly asbestos reserve reviews include an analysis of exposure and claim payment patterns by policyholder category, as well as recent settlements, policyholder bankruptcies, judicial rulings and legislative actions.  The Company also analyzes developing payment patterns among policyholders in the Home Office, Field Office and Assumed Reinsurance and Other categories as well as projected reinsurance billings and recoveries.  In addition, the Company reviews its historical gross and net loss and expense paid experience, year-by-year, to assess any emerging trends, fluctuations, or characteristics suggested by the aggregate paid activity.  Conventional actuarial methods are not utilized to establish asbestos reserves nor have the Company’s evaluations resulted in any way of determining a meaningful average asbestos defense or indemnity payment.

Net asbestos paid losses in the first three months of 2012 were $55 million, compared with $46 million in the same period of 2011.  Net asbestos reserves were $2.38 billion at March 31, 2012, compared with $2.50 billion at March 31, 2011.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2012	2011
Beginning reserves:
Direct	$2,780	$2,941
Ceded	(341)	(393)

Net	2,439	2,548

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—

Net	—	—

Losses paid:
Direct	56	65
Ceded	(1)	(19)

Net	55	46

Ending reserves:
Direct	2,724	2,876
Ceded	(340)	(374)

Net	$2,384	$2,502

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

Net environmental paid losses in the first quarters of 2012 and 2011 were $24 million and $15 million, respectively.  At March 31, 2012, approximately 93% of the net environmental reserve (approximately $294 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $23 million), consists of case reserves.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2012	2011
Beginning reserves:
Direct	$346	$354
Ceded	(5)	(3)
Net	341	351

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—

Losses paid:
Direct	25	15
Ceded	(1)	—
Net	24	15

Ending reserves:
Direct	321	339
Ceded	(4)	(3)
Net	$317	$336

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures discussed above, management believes that the reserves carried for asbestos and environmental claims at March 31, 2012 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments. (Also see note 11 of notes to the unaudited consolidated financial statements in this report).

Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the Company’s current reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change.  These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

INVESTMENT PORTFOLIO

The Company’s invested assets at March 31, 2012 were $73.24 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at March 31, 2012 was $64.94 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both March 31, 2012 and December 31, 2011.  Standard & Poor’s downgrade in 2011 of the credit rating of securities issued by the U.S. government had minimal impact on the overall credit quality of the Company’s fixed maturity portfolio at March 31, 2012.  Below investment grade securities represented 3.2% and 3.1% of the total fixed maturity investment portfolio at March 31, 2012 and December 31, 2011, respectively.  The average effective duration of fixed maturities and short-term securities was 3.4 (3.5 excluding short-term securities) at March 31, 2012 and 3.2 (3.4 excluding short-term securities) at December 31, 2011.  The increase in duration reflected the impact of higher market yields at March 31, 2012 on existing holdings of municipal bonds and mortgage-backed securities (which impact the assumptions related to optional pre-payments and the related estimate of effective duration for callable securities).

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at both March 31, 2012 and December 31, 2011 included $39.02 billion of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at March 31, 2012 and December 31, 2011 were $7.93 billion and $7.33 billion, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as pre-refunded bonds), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. Such escrow accounts are verified as to their sufficiency by an external auditor and are almost exclusively comprised of U.S. Treasury securities.  Moody’s Investors Service has assigned negative outlooks to municipal securities in both the state sector and local government sector within the United States.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance.  The downgrade during 2008 and 2009 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of many such securities to the underlying rating of the respective security.  Of the insured municipal securities in the Company’s investment portfolio at March 31, 2012, approximately 99% were rated at A3 or above, and approximately 92% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at March 31, 2012.  The average credit rating of the entire municipal bond portfolio was “Aa1” at March 31, 2012 with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at March 31, 2012 and December 31, 2011 included $3.47 billion and $3.52 billion, respectively, of residential mortgage-backed securities including pass-through-securities and collateralized mortgage obligations (CMO), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for both guaranteed and non-guaranteed securities and its effect on income cannot be fully controlled,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that control this risk within expected interest rate ranges.  Included in the totals at March 31, 2012 and December 31, 2011 were $1.83 billion and $1.82 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.64 billion and $1.70 billion, at March 31, 2012 and December 31, 2011, respectively.

Approximately 37% and 38% of the Company’s CMO holdings were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at March 31, 2012 and December 31, 2011, respectively.  The average credit rating of the $1.04 billion and $1.05 billion of non-guaranteed CMO holdings at March 31, 2012 and December 31, 2011, respectively, was “Ba1” at both dates.  The average credit rating of all of the above securities was “Aa3” at both March 31, 2012 and December 31, 2011.

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

Alternative Documentation Mortgages and Sub-Prime Mortgages

At March 31, 2012 and December 31, 2011, the Company’s fixed maturity investment portfolio included collateralized mortgage obligations backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $348 million and $351 million, respectively (comprising approximately 0.5% of the Company’s total fixed maturity investments at both dates).  The disruption in secondary investment markets provided the Company with the opportunity to selectively acquire additional mortgage-backed securities at discounted prices.  The Company purchased $3 million and $128 million of such securities in the quarter ended March 31, 2012 and year ended December 31, 2011, respectively.  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities’ requirements for credit score but do not meet the government-sponsored entities’ guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Baa2” at both March 31, 2012 and December 31, 2011.

Commercial Mortgage-Backed Securities and Project Loans

At March 31, 2012 and December 31, 2011, the Company held commercial mortgage-backed securities (including FHA project loans) of $442 million and $446 million, respectively.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information about these invested asset classes.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Other Investments

At March 31, 2012 and December 31, 2011, the carrying value of the Company’s other investments was $3.49 billion and $3.45 billion, respectively.  The Company’s other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company’s fixed maturity investments.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  Net investment income provided by these asset classes was $115 million and $125 million in the quarters ended March 31, 2012 and 2011, respectively.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Reinsurance Recoverables” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	March 31, 2012	December 31, 2011
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$5,735	$6,216
Allowance for uncollectible reinsurance	(305)	(345)
Net reinsurance recoverables	5,430	5,871
Mandatory pools and associations	1,985	2,020
Structured settlements	3,281	3,291
Total reinsurance recoverables	$10,696	$11,182

The $441 million decline in net reinsurance recoverables since December 31, 2011 primarily reflected the impact of cash collections, including a commutation agreement, and the impact of net favorable prior year reserve development in the first quarter of 2012.

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

Given the possibility that more active weather patterns such as the Company experienced in 2011 and 2010 may continue, as well as the possibility that interest rates may remain low for some period of time, along with the current level of profitability in certain of its product lines, the Company is undertaking efforts to improve its underwriting margins.  These efforts include seeking improved rates, as well as improved terms and conditions on many of its insurance products, and may also include other initiatives, such as reducing operating expenses and acquisition costs.  These efforts may not be successful and/or may result in lower retention and new business levels and therefore lower business volumes.  Nonetheless, the Company currently expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong relative to historical experience.  The Company also expects to continue to achieve renewal price increases during the remainder of 2012.  In the Business Insurance segment, the Company expects that renewal premium changes

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

during the remainder of 2012 compared with 2011 will be broadly consistent with the higher levels attained in the first quarter of 2012 and will be driven by increases in both renewal rate changes and, subject to the economic uncertainties discussed below, insured exposures.  In the Financial, Professional & International Insurance segment, the Company expects that renewal premium changes will modestly improve during the remainder of 2012 compared with 2011.  In the Personal Insurance segment, the Company expects both Agency Automobile and Agency Homeowners and Other renewal premium changes during the remainder of 2012 will remain positive and will be slightly higher than in 2011 based on the Company’s actions to file for rate increases.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business.  Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2012 for new business, not only in Business Insurance and Financial, Professional & International Insurance, but also in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as “comparative raters,” has increased the focus on price over other competitive factors.  In addition, in Personal Insurance the Company’s efforts to seek improved rates and terms and conditions have impacted, and are likely to continue to impact, the level of new business.  See “Item 1A—Risk Factors—The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In addition, the Company launched a new distribution channel in 2009 that markets personal insurance products directly to consumers, which is expected to generate modest growth in premium volume for Personal Insurance during the remainder of 2012.

Current economic conditions have been somewhat volatile and there is increased uncertainty as to whether the U.S. or the global economy will grow modestly, remain stagnant or enter a recession.  Economic growth experienced in 2011 may or may not continue, or may continue at a slower rate for an extended period of time.  In addition, some economic conditions, such as the commercial and residential real estate environment and employment rates, may continue to be weak.  If weak economic conditions persist or deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates.  Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could adversely impact net written premiums during the remainder of 2012 and, since earned premiums lag net written premiums, earned premiums could be adversely impacted during the remainder of and following 2012.

Underwriting Gain/Loss.  The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

Catastrophe and other weather-related losses are inherently unpredictable from period to period.  The Company experienced significant catastrophe and other weather-related losses in 2011 which adversely impacted its results of operations. The Company’s results of operations would continue to be adversely impacted if significant catastrophe and other weather-related losses were to occur during the remainder of 2012.  Increased late reporting of weather-related losses by claimants over the last several years, particularly losses from hail damage, has also given rise to higher losses than the Company previously expected and has adversely impacted the Company’s results of operations. Actions that the Company has taken in response to increased catastrophe and other weather-related losses, including increased pricing in some areas, changes to terms and conditions and an increased focus on fraud detection, may not be successful.

The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes.  In addition to the coverage provided under this treaty, the Company also utilizes a catastrophe bond program, as well as a Northeast catastrophe reinsurance treaty, to protect against certain losses resulting from catastrophes in the Northeastern United States.  The Company regularly reviews its catastrophe reinsurance coverage and may seek additional catastrophe reinsurance coverage, either through general catastrophe reinsurance or through catastrophe bonds, to provide protection against the higher retention of catastrophe losses resulting from the increase in the attachment point under the Company’s current catastrophe bond program as discussed in the “Catastrophe Reinsurance Coverage” section herein.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

In recent years, the Company’s results have included significant amounts of net favorable prior year reserve development, although at lower levels in 2011, driven by better than expected loss experience in all of the Company’s segments.  The lower level of net favorable prior year reserve development in 2011 may have been in part due to the estimation process incorporating those factors that led to the higher levels of net favorable prior year reserve development in previous years.  If that trend continues, the better than expected loss experience may continue at these recent lower levels, or even lower levels.  However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods.  In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods.

In Business Insurance, the Company expects that the anticipated impact of the improving trend in renewal premium changes, partially offset by an expected modest increase in underlying losses, and weather patterns consistent with the Company’s expectations will likely result in underlying underwriting margins during the remainder of 2012 that are higher than in 2011.  In Financial, Professional & International Insurance, the Company expects that the anticipated impact of lower underlying losses, partially offset by higher employee- and technology-related costs to enhance operations and support future business growth in International, will likely result in underlying underwriting margins during the remainder of 2012 that are modestly higher than in 2011.  In Personal Insurance, the Company anticipates higher underlying underwriting margins during the remainder of 2012 as compared with 2011, reflecting the anticipated impact of continued positive renewal premium changes, partially offset by a modest increase in underlying losses, and weather patterns consistent with the Company’s expectations. Also in Personal Insurance, the Company’s direct to consumer initiative, as discussed above, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, real estate partnerships, real estate and insurance joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations.  Long-term interest rates declined in the second half of 2011 and remain at very low levels by historical standards.  As a result, the Company expects investment returns for its fixed maturity investment portfolio to be slightly lower during the remainder of 2012 than in recent periods due to lower reinvestment yields available for maturing long-term fixed maturity investments. Short-term interest rates are expected to remain at or near historically low levels during the remainder of 2012.  Given recent general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio in 2012 to be generally consistent with 2011.  If general economic conditions and/or investment market conditions deteriorate in the remainder of 2012, the Company could also experience a reduction in net investment income and/or significant realized investment losses, including impairments.  For further discussion of the Company’s investment portfolio, see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in this report.  For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected” and “Our investment portfolio may suffer reduced returns or material realized or unrealized losses” included in “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders.  In recent years, the Company has returned capital to its shareholders, comprising dividends to common shareholders and common share repurchases, in amounts that have exceeded its operating income.  During the remainder of 2012, the Company expects that the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income.  In addition, actual amounts of common share repurchases will also depend on a variety of additional factors, including corporate and regulatory requirements, maintaining capital levels commensurate with the Company’s existing ratings from independent rating agencies, share price, funding of the Company’s qualified pension plan, strategic initiatives and other market conditions.  For information regarding the Company’s common share repurchases in 2012, see “Liquidity and Capital Resources” in this report.

The Company had a net after-tax unrealized investment gain of $2.72 billion in its fixed maturity investment portfolio at March 31, 2012.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

Many of the statements in this “Outlook” section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this report.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.  The liquidity requirements of the Company have been met primarily by funds generated from operations, asset maturities and income received on investments.  Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses, and in recent years, for common share repurchases.  The timing and amount of catastrophe claims are inherently unpredictable.  Such claims increase liquidity requirements.  The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and reinsurance coverage disputes.  Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements.  It is the opinion of the Company’s management that the Company’s future liquidity needs will be adequately met from all of the above sources.

At March 31, 2012, total cash and short-term invested assets aggregating $2.22 billion and having a weighted average maturity of 69 days were held in the United States by the holding company.  These assets are sufficient to meet the holding company’s current liquidity requirements and are more than two times the Company’s minimum target level.  These liquidity requirements primarily include shareholder dividends, debt service and contributions to its qualified pension plan from time to time.  The Company’s maturing $250 million, 5.375% senior notes due June 15, 2012 are expected to be funded by existing holding company liquidity.  In addition, the Company’s $500 million, 5.00% senior notes will mature on March 15, 2013.

The holding company is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of March 31, 2012, as such earnings are intended to be permanently reinvested in those operations. Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at March 31, 2012.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

The Company has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time.  The Company also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in 2013.  This line of credit also supports the Company’s $800 million commercial paper program, of which $100 million was outstanding at March 31, 2012.  The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company currently utilizes uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $436 million to provide much of the capital needed to support its obligations at Lloyd’s.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first three months of 2012 and 2011 were $814 million and $633 million, respectively.  Cash flows in the first quarter of 2012 compared with the same period of 2011 reflected a higher level of collected premiums, higher collections on reinsurance recoverables, lower levels of paid operating expenses and income taxes, and a lower level of paid losses related to operations in runoff.  These factors were partially offset by an increase in losses paid on ongoing business (including the impact of increased loss costs) and lower receipts related to net investment income.

Investing Activities

Net cash flows used in investing activities in the first three months of 2012 were $295 million, compared with net cash flows provided by investing activities of $530 million in the same period of 2011.  The Company’s consolidated total investments at March 31, 2012 increased by $543 million from year-end 2011, driven by operating cash flows of $814 million, partially offset by the impact of the Company’s common share repurchases of $350 million under its share repurchase authorization and common shareholder dividends of $161 million in the first quarter of 2012.  Net pretax unrealized appreciation of investments of $4.35 billion at March 31, 2012 was slightly lower than at year-end 2011.

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

Financing Activities

Net cash flows used in financing activities in the first three months of 2012 and 2011 were $478 million and $1.13 billion, respectively.  The totals in both periods primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.

Dividends.  Dividends paid to shareholders were $161 million and $155 million in the first three months of 2012 and 2011, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On April 19, 2012, the Company announced that it increased its regular quarterly dividend from $0.41 per share to $0.46 per share, a 12% increase.  The increased dividend is payable June 29, 2012 to shareholders of record on June 8, 2012.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  During the three months ended March 31, 2012, the Company repurchased 6.0 million shares under its share repurchase authorization for a total cost of approximately $350 million.  The average cost per share repurchased was $58.73.  At March 31, 2012, the Company had $3.26 billion of capacity remaining under its share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at March 31, 2012 and December 31, 2011.

(in millions)	March 31, 2012	December 31, 2011
Debt:
Short-term	$850	$350
Long-term	5,769	6,269
Net unamortized fair value adjustments and debt issuance costs	(13)	(14)

Total debt	6,606	6,605

Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	22,833	22,472
Accumulated other comprehensive income	2,039	2,005

Total shareholders’ equity	24,872	24,477

Total capitalization	$31,478	$31,082

The $396 million increase in total capitalization from December 31, 2011 primarily reflected the impact of net income of $806 million, partially offset by common share repurchases under the Company’s share repurchase authorization totaling $350 million and shareholder dividends of $162 million in the first quarter of 2012.

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	March 31, 2012	December 31, 2011

Total capitalization excluding net unrealized gain on investments	$28,640	$28,211
Net unrealized gain on investments, net of taxes	2,838	2,871

Total capitalization	$31,478	$31,082

Debt-to-total capital ratio	21.0%	21.3%

Debt-to-total capital ratio excluding net unrealized gain on investments	23.1%	23.4%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s debt-to-total capital ratio of 23.1% at March 31, 2012 calculated on this basis was within the Company’s target range.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Federal Stability Oversight Council’s Rules and Interpretive Guidance on Systemically Important Financial Institutions.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) gives the Federal Reserve supervisory authority over a number of nonbank financial services holding companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the Council) as “systemically important financial institutions” (SIFI).  Based on rules and interpretive guidance recently adopted by the Council, the Company does not expect that it will be designated as a SIFI; nonetheless, it is possible that the Council may change its rules or guidance in the future, or exercise the discretion granted to the Council by the Dodd-Frank Act, and conclude that the Company is a SIFI.  If the Company were designated as “systemically important,” the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding the Company’s capital, liquidity and leverage as well as its business and investment conduct.  As a result of the foregoing, the Dodd-Frank Act, or other additional state and federal regulation that may be adopted in the future, could impose significant burdens on the Company, including impacting the ways in which the Company conducts its business, increasing capital requirements or compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to smaller insurers that may not be subject to the same level of regulation.

CATASTROPHE REINSURANCE COVERAGE

The Company’s catastrophe reinsurance coverage is discussed in the “Reinsurance” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Except as discussed below, there have been no material changes to the Company’s catastrophe reinsurance coverage from that reported in the Annual Report.

With respect to the Company’s catastrophe bond program, the attachment point for index-based losses and the maximum limit in the program’s two reinsurance agreements are reset annually using a third-party proprietary computer model to estimate potential hurricane losses for the entire industry.  The purpose of the annual reset is to maintain modeled probabilities of attachment and expected loss on the respective catastrophe bonds equal to their initial modeled probabilities. The attachment point for the indexed-based losses and maximum limit were reset in April 2012 using a new version of the third-party proprietary computer model which resulted in a significant increase in the attachment point and maximum limit.  Accordingly, for the period May 1, 2012 through April 30, 2013, the Company will be entitled to begin recovering amounts under the two reinsurance agreements if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $3.500 billion, up from $2.208 billion.  The full $250 million coverage amount of each agreement is available on a proportional basis until index-based losses reach a maximum $4.358 billion limit, up from $2.793 billion. The Company regularly reviews its catastrophe reinsurance coverage and may seek additional catastrophe reinsurance coverage, either through general catastrophe reinsurance agreements or through catastrophe bonds, to provide protection against the higher potential retention of catastrophe losses resulting from the increase in the attachment point discussed above.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  There were no rating agency actions taken with respect to the Company since February 16, 2012, the date on which the Company’s Annual Report on Form 10-K was filed with the Securities and Exchange Commission.  For additional discussion of ratings and the potential impacts of a downgrade in such ratings, see the “Ratings” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments. Except as discussed below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2011.

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $3.05 billion at March 31, 2012) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS, Continued

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2012			December 31, 2011
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,494	$9,385	$14,879	$5,571	$9,657	$15,228
Property	952	615	1,567	1,025	643	1,668
Commercial multi-peril	2,065	1,805	3,870	2,153	1,792	3,945
Commercial automobile	2,389	1,162	3,551	2,388	1,121	3,509
Workers’ compensation	9,712	7,432	17,144	9,649	7,348	16,997
Fidelity and surety	479	1,061	1,540	500	1,029	1,529
Personal automobile	2,013	690	2,703	2,038	736	2,774
Homeowners and personal—other	700	877	1,577	778	814	1,592
International and other	2,317	1,759	4,076	2,370	1,741	4,111

Property-casualty	26,121	24,786	50,907	26,472	24,881	51,353
Accident and health	58	8	66	58	8	66

Claims and claim adjustment expense reserves	$26,179	$24,794	$50,973	$26,530	$24,889	$51,419

The $446 million decrease in gross claims and claim adjustment expense reserves since December 31, 2011 primarily reflected the impact of net favorable prior year reserve development and payments related to significant catastrophe losses incurred in 2011 as well as operations in runoff, including asbestos and environmental claims, partially offset by the growth in business volume.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the Company’s unaudited consolidated financial statements contained in this quarterly report for a discussion of recently issued accounting pronouncements.

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. Specifically, statements about the Company’s share repurchase plans, expected margin improvement and the potential impact of investment markets and other economic conditions on the Company’s investment portfolio and underwriting results, among others, are forward looking, and the Company may also make forward-looking statements about, among other things:

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

•                  strategic initiatives.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

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

•                  if actual claims exceed the Company’s claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, the Company’s financial results could be materially and adversely affected;

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

•                  within the United States, the Company’s businesses are heavily regulated by the states in which it conducts business, including licensing and supervision, and changes in regulation may reduce the Company’s profitability and limit its growth;

•                  changes in federal regulation could impose significant burdens on the Company and otherwise adversely impact the Company’s results;

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

•                  any net deferred tax asset could be adversely affected by a reduction in the U.S. Federal corporate income tax rate;

•                  the Company may be adversely affected if its pricing and capital models provide materially different indications than actual results;

•                  the Company is subject to a number of risks associated with its business outside the United States;

•                  new regulations outside of the U.S., including in the European Union, could adversely impact the Company’s results of operations and limit its growth;

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

•                  changes to existing accounting standards may adversely impact the Company’s reported results;

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS, Continued

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  There have been no material changes to the Company’s disclosures about market risk in Part II, Item 7A of the Company’s 2011 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 11 of notes to the Company’s unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and “— Critical Accounting Estimates” herein and in the 2011 Form 10-K.  There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2011 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2012	January 31, 2012	576,429	$58.40	574,100	$3,575,782,841
February 1, 2012	February 29, 2012	3,630,514	$59.28	2,773,300	$3,411,685,019
March 1, 2012	March 31, 2012	2,621,752	$58.33	2,612,676	$3,259,293,030

Total		6,828,695	$58.84	5,960,076	$3,259,293,030

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

The Company acquired 868,619 shares during the three months ended March 31, 2012 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

Item 5.   OTHER INFORMATION

Executive Ownership and Sales.  All of the Company’s executive officers hold equity in the Company in excess of the required level under the Company’s executive stock ownership policy.  For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis—Stock Ownership Guidelines” in the Company’s proxy statement filed with the SEC on April 10, 2012.  From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell shares of common stock of the Company in the open market, in private transactions or to the Company.  To effect such sales, some of the Company’s executives have entered into, and may in the future enter into, trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934.  The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines.  The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 5.   OTHER INFORMATION, Continued

As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer, and Jay S. Benet, Vice Chairman and Chief Financial Officer, were the only “named executive officers” (i.e., an executive officer named in the compensation disclosures in the Company’s proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect.  The trading plans extend from approximately two to eleven months from the date of this report.  Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary, and Mr. Benet has a target ownership level established as the lesser of 30,000 shares or the equivalent of 300% of base salary (as such amounts are calculated for purposes of the stock ownership guidelines).  See “Compensation Discussion and Analysis—Stock Ownership Guidelines” in the Company’s proxy statement filed with the SEC on April 10, 2012.

Item 6.   EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 19, 2012	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman Senior Vice President (Authorized Signatory)

Date: April 19, 2012	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

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

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2012 and 2011; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Balance Sheet at March 31, 2012 and December 31, 2011; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

†                          Filed herewith.

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