Form 10-Q
period 2012-06-30
TRAVELERS COMPANIES, INC.
filed 2012-07-19
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 16, 2012 was 385,358,110.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2012

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (LOSS) (Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues
Premiums	$5,529	$5,503	$11,052	$10,874
Net investment income	738	758	1,478	1,537
Fee income	59	74	141	148
Net realized investment gains	4	19	14	39
Other revenues	29	34	66	68

Total revenues	6,359	6,388	12,751	12,666

Claims and expenses
Claims and claim adjustment expenses	3,786	5,141	7,150	8,523
Amortization of deferred acquisition costs	976	970	1,947	1,918
General and administrative expenses	893	907	1,777	1,790
Interest expense	96	97	192	193

Total claims and expenses	5,751	7,115	11,066	12,424

Income (loss) before income taxes	608	(727)	1,685	242
Income tax expense (benefit)	109	(363)	380	(233)

Net income (loss)	$499	$(364)	$1,305	$475

Net income (loss) per share
Basic	$1.27	$(0.88)	$3.32	$1.11

Diluted	$1.26	$(0.88)	$3.29	$1.10

Weighted average number of common shares outstanding
Basic	388.0	418.6	390.0	423.3

Diluted	391.6	418.6	393.5	429.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Realized Investment Gains
Other-than-temporary impairment losses:
Total gains	$11	$5	$11	$7
Non-credit component of impairments recognized in accumulated other comprehensive income	(15)	(9)	(19)	(15)

Other-than-temporary impairment losses	(4)	(4)	(8)	(8)
Other net realized investment gains	8	23	22	47

Net realized investment gains	$4	$19	$14	$39

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$499	$(364)	$1,305	$475

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	216	645	139	539
Having credit losses recognized in the consolidated statement of income	5	(10)	30	18
Net changes in benefit plan assets and obligations	22	19	42	37
Net changes in unrealized foreign currency translation and other changes	(86)	16	(22)	86

Other comprehensive income before income taxes	157	670	189	680
Income tax expense	66	231	64	224

Other comprehensive income, net of taxes	91	439	125	456

Comprehensive income	$590	$75	$1,430	$931

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,313 and $59,994)	$64,705	$64,232
Equity securities, available for sale, at fair value (cost $436 and $414)	595	559
Real estate investments	899	865
Short-term securities	3,275	3,594
Other investments	3,470	3,451

Total investments	72,944	72,701

Cash	230	214
Investment income accrued	751	768
Premiums receivable	6,197	5,730
Reinsurance recoverables	10,404	11,155
Ceded unearned premiums	874	828
Deferred acquisition costs	1,839	1,786
Deferred taxes	—	7
Contractholder receivables	4,903	5,186
Goodwill	3,365	3,365
Other intangible assets	405	433
Other assets	2,418	2,402

Total assets	$104,330	$104,575

Liabilities
Claims and claim adjustment expense reserves	$50,793	$51,392
Unearned premium reserves	11,449	11,102
Contractholder payables	4,903	5,186
Payables for reinsurance premiums	413	389
Deferred taxes	194	—
Debt	6,349	6,605
Other liabilities	5,180	5,424

Total liabilities	79,281	80,098

Shareholders’ equity
Common stock (1,750.0 shares authorized; 386.0 and 392.8 shares issued and outstanding)	20,970	20,732
Retained earnings	20,541	19,579
Accumulated other comprehensive income	2,130	2,005
Treasury stock, at cost (361.4 and 349.0 shares)	(18,592)	(17,839)

Total shareholders’ equity	25,049	24,477

Total liabilities and shareholders’ equity	$104,330	$104,575

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the six months ended June 30,	2012	2011
Convertible preferred stock—savings plan
Balance, beginning of year	$—	$68
Redemptions during period	—	(5)
Conversion to common stock	—	(63)

Balance, end of period	—	—

Common stock
Balance, beginning of year	20,732	20,162
Employee share-based compensation	149	263
Common shares issued — conversion of preferred stock	—	93
Compensation amortization under share-based plans and other changes	89	89

Balance, end of period	20,970	20,607

Retained earnings
Balance, beginning of year	19,579	18,847
Net income	1,305	475
Dividends	(343)	(331)
Premium on preferred stock converted to common stock	—	(30)
Other	—	5

Balance, end of period	20,541	18,966

Accumulated other comprehensive income, net of tax
Balance, beginning of year	2,005	1,255
Other comprehensive income	125	456

Balance, end of period	2,130	1,711

Treasury stock (at cost)
Balance, beginning of year	(17,839)	(14,857)
Treasury shares acquired — share repurchase authorization	(700)	(1,337)
Net shares acquired related to employee share-based compensation plans	(53)	(82)

Balance, end of period	(18,592)	(16,276)

Total common shareholders’ equity	25,049	25,008

Total shareholders’ equity	$25,049	$25,008

Common shares outstanding
Balance, beginning of year	392.8	434.6
Treasury shares acquired — share repurchase authorization	(11.6)	(22.8)
Common shares issued — conversion of preferred stock	—	1.5
Net shares issued under employee share-based compensation plans	4.8	6.2

Balance, end of period	386.0	419.5

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the six months ended June 30,	2012	2011
Cash flows from operating activities
Net income	$1,305	$475
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(14)	(39)
Depreciation and amortization	412	405
Deferred federal income tax expense	125	137
Amortization of deferred acquisition costs	1,947	1,918
Equity in income from other investments	(228)	(231)
Premiums receivable	(468)	(542)
Reinsurance recoverables	752	225
Deferred acquisition costs	(2,000)	(1,973)
Claims and claim adjustment expense reserves	(599)	889
Unearned premium reserves	346	395
Other	(313)	(758)

Net cash provided by operating activities	1,265	901

Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,167	3,234
Proceeds from sales of investments:
Fixed maturities	542	736
Equity securities	22	47
Real estate investments	3	—
Other investments	386	285
Purchases of investments:
Fixed maturities	(5,200)	(3,547)
Equity securities	(33)	(103)
Real estate investments	(58)	(35)
Other investments	(221)	(629)
Net sales of short-term securities	367	597
Securities transactions in course of settlement	77	213
Other	(133)	(143)

Net cash provided by (used in) investing activities	(81)	655

Cash flows from financing activities
Payment of debt	(258)	(8)
Dividends paid to shareholders	(341)	(329)
Issuance of common stock — employee share options	170	245
Treasury stock acquired — share repurchase authorization	(707)	(1,360)
Treasury stock acquired — net employee share-based compensation	(52)	(46)
Excess tax benefits from share-based payment arrangements	19	11

Net cash used in financing activities	(1,169)	(1,487)

Effect of exchange rate changes on cash	1	4

Net increase in cash	16	73
Cash at beginning of year	214	200

Cash at end of period	$230	$273

Supplemental disclosure of cash flow information
Income taxes paid	$296	$291
Interest paid	$191	$191

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

The updated guidance was effective for the quarter ended March 31, 2012 and was applied retrospectively.  The Company’s adoption of this guidance resulted in a change in the presentation of the Company’s consolidated financial statements but did not have any effect on the Company’s results of operations, financial position or liquidity.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), (Continued)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Intangibles - Goodwill and Other

In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied.  Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact a reporting unit’s fair value and lead to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.  If an entity determines that it is more likely than not, it must perform an impairment test.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), (Continued)

2.                                      SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income (loss) and total assets by reportable business segments:

(for the three months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2012
Premiums	$2,860	$766	$1,903	$5,529
Net investment income	536	99	103	738
Fee income	58	1	—	59
Other revenues	8	5	16	29

Total operating revenues (1)	$3,462	$871	$2,022	$6,355

Operating income (1)	$362	$182	$17	$561

2011
Premiums	$2,802	$810	$1,891	$5,503
Net investment income	541	105	112	758
Fee income	74	—	—	74
Other revenues	10	6	18	34

Total operating revenues (1)	$3,427	$921	$2,021	$6,369

Operating income (loss) (1)	$11	$164	$(471)	$(296)

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income (loss) for reportable business segments equals net income (loss) excluding the after-tax impact of net realized investment gains (losses).

(for the six months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2012
Premiums	$5,736	$1,503	$3,813	$11,052
Net investment income	1,068	203	207	1,478
Fee income	140	1	—	141
Other revenues	22	13	35	70

Total operating revenues (1)	$6,966	$1,720	$4,055	$12,741

Operating income (1)	$974	$331	$125	$1,430

2011
Premiums	$5,547	$1,583	$3,744	$10,874
Net investment income	1,097	211	229	1,537
Fee income	148	—	—	148
Other revenues	19	13	36	68

Total operating revenues (1)	$6,811	$1,807	$4,009	$12,627

Operating income (loss) (1)	$615	$284	$(301)	$598

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income (loss) for reportable business segments equals net income (loss) excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Revenue reconciliation
Earned premiums
Business Insurance:
Workers’ compensation	$754	$712	$1,537	$1,392
Commercial automobile	488	480	974	953
Property	401	401	793	802
General liability	437	429	869	857
Commercial multi-peril	773	778	1,548	1,540
Other	7	2	15	3

Total Business Insurance	2,860	2,802	5,736	5,547

Financial, Professional & International Insurance:
Fidelity and surety	236	249	459	483
General liability	210	211	417	415
International	278	311	544	609
Other	42	39	83	76

Total Financial, Professional & International Insurance	766	810	1,503	1,583

Personal Insurance:
Automobile	918	931	1,846	1,846
Homeowners and other	985	960	1,967	1,898

Total Personal Insurance	1,903	1,891	3,813	3,744

Total earned premiums	5,529	5,503	11,052	10,874
Net investment income	738	758	1,478	1,537
Fee income	59	74	141	148
Other revenues	29	34	70	68

Total operating revenues for reportable segments	6,355	6,369	12,741	12,627
Other revenues	—	—	(4)	—
Net realized investment gains	4	19	14	39

Total consolidated revenues	$6,359	$6,388	$12,751	$12,666

Income reconciliation, net of tax
Total operating income (loss) for reportable segments	$561	$(296)	$1,430	$598
Interest Expense and Other (1)	(66)	(81)	(134)	(149)

Total operating income (loss)	495	(377)	1,296	449
Net realized investment gains	4	13	9	26

Total consolidated net income (loss)	$499	$(364)	$1,305	$475

(1)         The primary component of Interest Expense and Other is after-tax interest expense of $63 million in each of the three months ended June 30, 2012 and 2011, and $125 million in each of the six months ended June 30, 2012 and 2011.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	June 30, 2012	December 31, 2011
Asset reconciliation:
Business Insurance	$76,968	$76,909
Financial, Professional & International Insurance	13,491	13,355
Personal Insurance	13,527	13,614

Total assets for reportable segments	103,986	103,878
Other assets (1)	344	697

Total consolidated assets	$104,330	$104,575

(1)                  The primary components of other assets at both dates were other intangible assets.  The December 31, 2011 total also included deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2012, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,072	$85	$—	$2,157
Obligations of states, municipalities and political subdivisions:
Pre-refunded	7,720	585	—	8,305
All other	28,430	2,231	15	30,646

Total obligations of states, municipalities and political subdivisions	36,150	2,816	15	38,951
Debt securities issued by foreign governments	2,250	85	1	2,334
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,075	250	7	3,318
All other corporate bonds	16,740	1,207	33	17,914
Redeemable preferred stock	26	5	—	31

Total	$60,313	$4,448	$56	$64,705

	Amortized	Gross Unrealized		Fair
(at December 31, 2011, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,396	$101	$—	$2,497
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,820	513	1	7,332
All other	29,391	2,303	4	31,690

Total obligations of states, municipalities and political subdivisions	36,211	2,816	5	39,022
Debt securities issued by foreign governments	2,228	91	1	2,318
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,288	249	22	3,515
All other corporate bonds	15,845	1,066	61	16,850
Redeemable preferred stock	26	4	—	30

Total	$59,994	$4,327	$89	$64,232

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Pre-refunded bonds of $8.31 billion and $7.33 billion at June 30, 2012 and December 31, 2011, respectively, were bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at June 30, 2012, in millions)	Cost	Gains	Losses	Value
Common stock	$340	$130	$3	$467
Non-redeemable preferred stock	96	33	1	128

Total	$436	$163	$4	$595

		Gross Unrealized		Fair
(at December 31, 2011, in millions)	Cost	Gains	Losses	Value
Common stock	$311	$120	$3	$428
Non-redeemable preferred stock	103	29	1	131

Total	$414	$149	$4	$559

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at June 30, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at June 30, 2012, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$919	$—	$—	$—	$919	$—
Obligations of states, municipalities and political subdivisions	1,286	12	30	3	1,316	15
Debt securities issued by foreign governments	151	1	—	—	151	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	70	1	145	6	215	7
All other corporate bonds	803	16	137	17	940	33

Total fixed maturities	3,229	30	312	26	3,541	56

Equity securities
Common stock	56	2	4	1	60	3
Non-redeemable preferred stock	34	1	5	—	39	1

Total equity securities	90	3	9	1	99	4

Total	$3,319	$33	$321	$27	$3,640	$60

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2011, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$356	$—	$—	$—	$356	$—
Obligations of states, municipalities and political subdivisions	27	—	191	5	218	5
Debt securities issued by foreign governments	96	1	2	—	98	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	362	12	155	10	517	22
All other corporate bonds	1,295	42	105	19	1,400	61

Total fixed maturities	2,136	55	453	34	2,589	89

Equity securities
Common stock	64	3	—	—	64	3
Non-redeemable preferred stock	37	1	7	—	44	1

Total equity securities	101	4	7	—	108	4

Total	$2,237	$59	$460	$34	$2,697	$93

The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at June 30, 2012, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	2	—	—	9	11

Total fixed maturities	2	—	—	9	11
Equity securities	—	—	—	—	—

Total	$2	$—	$—	$9	$11

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—	—
Debt securities issued by foreign governments	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2	2	3	4
All other corporate bonds	1	1	3	3
Redeemable preferred stock	—	—	—	—

Total fixed maturities	3	3	6	7

Equity securities
Common stock	—	1	—	1
Non-redeemable preferred stock	—	—	—	—

Total equity securities	—	1	—	1
Other investments	1	—	2	—

Total	$4	$4	$8	$8

The following tables present the changes during the reporting period in the credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income (loss) for which a portion of the OTTI was recognized in other comprehensive income:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	2012
(for the three months ended June 30, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$59	$—	$2	$—	$—	$61
All other corporate bonds	97	—	1	—	1	99

Total fixed maturities	$156	$—	$3	$—	$1	$160

(for the six months ended June 30, in millions)
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$58	$—	$3	$—	$—	$61
All other corporate bonds	94	—	3	—	2	99

Total fixed maturities	$152	$—	$6	$—	$2	$160

	2011
(for the three months ended June 30, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$49	$—	$2	$—	$—	$51
All other corporate bonds	90	—	1	—	1	92

Total fixed maturities	$139	$—	$3	$—	$1	$143

(for the six months ended June 30, in millions)
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$47	$—	$4	$—	$—	$51
All other corporate bonds	88	1	2	(1)	2	92

Total fixed maturities	$135	$1	$6	$(1)	$2	$143

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

While the vast majority of the Company’s municipal bonds and corporate bonds are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $103 million and $88 million at June 30, 2012 and December 31, 2011, respectively. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $151 million and $162 million at June 30, 2012 and December 31, 2011, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

Other Investments

The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include securities in the Company’s trading portfolio, mutual funds and other small holdings.  The $42 million fair value of these investments at both June 30, 2012 and December 31, 2011 was disclosed in Level 1.  At June 30, 2012 and December 31, 2011, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $44 million at both dates reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at June 30, 2012 and December 31, 2011 in the amount disclosed in Level 3.

Derivatives

At both June 30, 2012 and December 31, 2011, the Company held $22 million of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2 — fixed maturities.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities reported at fair value are measured on a recurring basis at June 30, 2012 and December 31, 2011.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

(at June 30, 2012, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,157	$2,137	$20	$—
Obligations of states, municipalities and political subdivisions	38,951	—	38,922	29
Debt securities issued by foreign governments	2,334	—	2,334	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,318	—	3,313	5
All other corporate bonds	17,914	10	17,684	220
Redeemable preferred stock	31	30	1	—

Total fixed maturities	64,705	2,177	62,274	254

Equity securities
Common stock	467	467	—	—
Non-redeemable preferred stock	128	94	34	—

Total equity securities	595	561	34	—

Other investments	86	42	—	44

Total	$65,386	$2,780	$62,308	$298

The Company did not have any transfers between Levels 1 and 2 during the six months ended June 30, 2012.

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

The following tables present the changes in the Level 3 fair value category during the three months and six months ended June 30, 2012 and the twelve months ended December 31, 2011.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

Three Months Ended June 30, 2012 (in millions)	Fixed Maturities	Other Investments	Total

Balance at March 31, 2012	$250	$44	$294
Total realized and unrealized investment gains (losses):
Reported in realized investment gains (losses) (1)	1	—	1
Reported in increases (decreases) in other comprehensive income	—	—	—
Purchases, sales and settlements/maturities:
Purchases	33	—	33
Sales	—	—	—
Settlements/maturities	(25)	—	(25)
Gross transfers into Level 3	6	—	6
Gross transfers out of Level 3	(11)	—	(11)

Balance at June 30, 2012	$254	$44	$298

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income (loss) attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                 Includes impairments on investments held at the end of the period.

Six Months Ended June 30, 2012 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2011	$250	$44	$294
Total realized and unrealized investment gains (losses):
Reported in realized investment gains (losses) (1)	2	(1)	1
Reported in increases (decreases) in other comprehensive income	4	1	5
Purchases, sales and settlements/maturities:
Purchases	50	—	50
Sales	—	—	—
Settlements/maturities	(45)	—	(45)
Gross transfers into Level 3	6	—	6
Gross transfers out of Level 3	(13)	—	(13)

Balance at June 30, 2012	$254	$44	$298

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income (loss) attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                 Includes impairments on investments held at the end of the period.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

Twelve Months Ended December 31, 2011 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2010	$230	$57	$287
Total realized and unrealized investment gains (losses):
Reported in realized investment gains (losses) (1)	1	38	39
Reported in increases (decreases) in other comprehensive income	—	(9)	(9)
Purchases, sales and settlements/maturities:
Purchases	154	5	159
Sales	(15)	(47)	(62)
Settlements/maturities	(43)	—	(43)
Gross transfers into Level 3	19	—	19
Gross transfers out of Level 3 (2)	(96)	—	(96)

Balance at December 31, 2011	$250	$44	$294

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)          Includes impairments on investments held at the end of the period.

(2)          During the year ended December 31, 2011, approximately $81 million of municipal fixed maturity securities were valued using observable market data which resulted in a transfer out of Level 3 into Level 2.  In prior periods, these securities were valued internally using unobservable inputs.

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2012 or twelve months ended December 31, 2011.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below.  The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value at June 30, 2012 and December 31, 2011, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.

(at June 30, 2012, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,275	$3,275	$1,464	$1,728	$83

Financial liabilities:
Debt	$6,249	$7,608	$—	$7,266	$342
Commercial paper	100	100	—	100	—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

(at December 31, 2011, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,594	$3,594	$2,472	$1,029	$93

Financial liabilities:
Debt	$6,505	$7,609	$—	$7,057	$552
Commercial paper	100	100	—	100	—

Included in Level 1 short-term securities at June 30, 2012 and December 31, 2011 were amounts held in liquidity investment pools.  The Company utilized a pricing service to estimate fair value for approximately 96% and 94% of short-term securities at June 30, 2012 and December 31, 2011, respectively.  A description of the process and inputs used by the pricing service to estimate fair value is discussed in the “Fixed Maturities” section above.  Estimates of fair value for U.S. Treasury securities and money market funds are based on market quotations received from the pricing service and are disclosed in Level 1 of the hierarchy.  The fair value of other short-term fixed maturity securities is estimated by the pricing service using observable market inputs and is disclosed in Level 2 of the hierarchy.  For short-term securities where an estimate is not obtained from the pricing service, the carrying value approximates fair value and is included in Level 3 of the hierarchy.

The Company utilized a pricing service to estimate fair value for approximately 96% and 93% of its debt, including commercial paper, at June 30, 2012 and December 31, 2011, respectively.  The pricing service utilizes market quotations for debt that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the fair value estimates are based on market observable inputs and disclosed at Level 2 in the hierarchy.  For the small amount of the Company’s debt securities for which a pricing service is not used, the Company utilizes pricing estimates from a nationally recognized broker/dealer to estimate fair value.  If estimates of fair value are unavailable from the pricing service or the broker/dealer, the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs.  Estimates of fair value developed internally and from broker quotes are disclosed in Level 3 of the hierarchy.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at June 30, 2012 and December 31, 2011:

(in millions)	June 30, 2012	December 31, 2011
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	557
Personal Insurance	613	613
Other	27	27

Total	$3,365	$3,365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at June 30, 2012 and December 31, 2011:

(at June 30, 2012, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related (1)	$455	$368	$87
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (2)	191	89	102

Total intangible assets subject to amortization	646	457	189
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$862	$457	$405

(at December 31, 2011, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$830	$105
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (2)	191	79	112

Total intangible assets subject to amortization	1,126	909	217
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$909	$433

(1)	Certain intangible assets related to renewal rights became fully amortized during the first quarter of 2012.

(2)

The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Customer-related	$7	$11	$18	$25
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	5	6	10	12

Total amortization expense	$12	$17	$28	$37

Intangible asset amortization expense is estimated to be $24 million for the remainder of 2012, $45 million in 2013, $43 million in 2014, $23 million in 2015 and $9 million in 2016.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME

The following tables present the pretax components of the Company’s other comprehensive income, and the related income tax expense (benefit) for each component, for the three months and six months ended June 30, 2012 and 2011.

(for the three months ended June 30, in	Pretax		Tax Expense (Benefit)		Net of Tax
millions)	2012	2011	2012	2011	2012	2011

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$216	$645	$77	$224	$139	$421
Having credit losses recognized in the consolidated statement of income	5	(10)	1	(4)	4	(6)
Net changes in benefit plan assets and obligations	22	19	8	7	14	12
Net changes in unrealized foreign currency translation and other changes	(86)	16	(20)	4	(66)	12

Other comprehensive income	$157	$670	$66	$231	$91	$439

(for the six months ended June 30, in	Pretax		Tax Expense (Benefit)		Net of Tax
millions)	2012	2011	2012	2011	2012	2011

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$139	$539	$50	$189	$89	$350
Having credit losses recognized in the consolidated statement of income	30	18	10	6	20	12
Net changes in benefit plan assets and obligations	42	37	15	13	27	24
Net changes in unrealized foreign currency translation and other changes	(22)	86	(11)	16	(11)	70

Other comprehensive income	$189	$680	$64	$224	$125	$456

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.                                      SHAREHOLDERS’ EQUITY

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, common share price, catastrophe losses, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  During the three months and six months ended June 30, 2012, the Company repurchased 5.6 million and 11.6 million shares, respectively, under its share repurchase authorization, for a total cost of approximately $350 million and $700 million, respectively.  The average cost per share repurchased was $62.40 and $60.51, respectively.  At June 30, 2012, the Company had $2.91 billion of capacity remaining under the share repurchase authorization.

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

8.                                        DEBT

On May 29, 2012, the Company purchased and retired $8.5 million aggregate principal amount of its 6.25% fixed-to-floating rate junior subordinated debentures due March 15, 2067.  On June 15, 2012, the Company’s $250 million, 5.375% senior notes matured and were fully paid.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       EARNINGS PER SHARE

The following is a reconciliation of the net income (loss) and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2012	2011	2012	2011

Basic
Net income (loss), as reported	$499	$(364)	$1,305	$475
Participating share-based awards — allocated income	(4)	(2)	(10)	(4)
Preferred stock dividends	—	—	—	(1)

Net income (loss) available to common shareholders — basic	$495	$(366)	$1,295	$470

Diluted
Net income (loss) available to common shareholders	$495	$(366)	$1,295	$470
Effect of dilutive securities:
Convertible preferred stock	—	—	—	1

Net income (loss) available to common shareholders — diluted	$495	$(366)	$1,295	$471

Common Shares
Basic
Weighted average shares outstanding	388.0	418.6	390.0	423.3

Diluted
Weighted average shares outstanding	388.0	418.6	390.0	423.3
Weighted average effects of dilutive securities:
Stock options and performance shares	3.6	—	3.5	4.4
Convertible preferred stock	—	—	—	1.4

Total	391.6	418.6	393.5	429.1

Net Income (Loss) per Common Share
Basic	$1.27	$(0.88)	$3.32	$1.11

Diluted	$1.26	$(0.88)	$3.29	$1.10

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at June 30, 2012:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	11,030,213	$47.95	5.2 years	$175

Exercisable at end of period	8,017,683	$45.05	3.9 years	$151

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $28 million and $30 million for the three months ended June 30, 2012 and 2011, respectively, and $66 million and $67 million for the six months ended June 30, 2012 and 2011, respectively.  The related tax benefits recognized in the consolidated statement of income (loss) was $10 million for each of the three months ended June 30, 2012 and 2011, and $23 million for each of the six months ended June 30, 2012 and 2011.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2012 was $161 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2011 was $114 million, which was expected to be recognized over a weighted-average period of 1.7 years.

11.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income (loss).

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2012	2011	2012	2011

Net Periodic Benefit Cost:
Service cost	$29	$24	$—	$—
Interest cost on benefit obligation	34	34	3	4
Expected return on plan assets	(47)	(45)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	—	—	—	—
Net actuarial loss	23	19	—	—

Net benefit expense	$39	$32	$2	$3

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2012	2011	2012	2011

Net Periodic Benefit Cost:
Service cost	$57	$49	$—	$—
Interest cost on benefit obligation	69	68	6	7
Expected return on plan assets	(94)	(91)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	—	—	—	—
Net actuarial loss	45	38	—	—

Net benefit expense	$77	$64	$5	$6

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

The plaintiffs in the Statutory and Hawaii actions and the Common Law Claims actions filed Motions to Compel with the bankruptcy court on September 2, 2010 and September 3, 2010, respectively, arguing that all conditions precedent to the settlements have been met and seeking to require TPC to pay the settlement amounts.  On September 30, 2010, TPC filed an Opposition to the plaintiffs’ Motions to Compel on the grounds that the conditions precedent to the settlements, principally the requirement that all contribution claims be barred, have not been met in light of the Second Circuit’s March 22, 2010 opinion.  On December 16, 2010, the bankruptcy court granted the plaintiffs’ motions and ruled that TPC was required to fund the settlements.  On January 20, 2011, the bankruptcy court entered judgment in accordance with its December 16, 2010 ruling and ordered TPC to pay the settlement amounts plus prejudgment interest. On January 21, 2011, TPC filed an appeal with the U.S. District Court for the Southern District of New York from the bankruptcy court’s January 20, 2011 judgment.  On January 24, 2011, certain of the plaintiffs in the Common Law Claims actions appealed that portion of the bankruptcy court’s January 20, 2011 judgment that denied their request for an order of contempt and for sanctions.  On March 1, 2012, the district court ruled in TPC’s favor and reversed the bankruptcy court, finding that the conditions to the settlements had not been met, and that TPC is not obligated to pay the settlement amounts. The district court also upheld the bankruptcy court’s order denying the plaintiffs’ motion for an order of contempt and for sanctions.  The district court further ruled that, since TPC is not obligated to go forward with the settlements, it was unnecessary to address the issue of pre-judgment interest.  The plaintiffs appealed the district court’s March 1, 2012 decision to the Second Circuit Court of Appeals, and those appeals are pending.

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

Other Proceedings Not Arising Under Insurance Contracts or Reinsurance Agreements

Broker Anti-Trust Litigation — In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers.  The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys’ fees.  All defendants moved to dismiss the complaint for failure to state a claim.  After giving plaintiffs multiple opportunities to replead, the court dismissed the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the district court’s decisions to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed the district court’s dismissal of all Sherman Act and RICO claims against certain defendants, including the Company, except for Sherman Act and RICO claims involving the sale of excess casualty insurance through a single defendant broker, as well as all state law claims, which they remanded to the district court for further proceedings. On October 1, 2010, defendants, including the Company, filed renewed motions to dismiss the remanded claims.  On March 18, 2011, the Company and certain other defendants entered into an agreement with the plaintiffs to settle the lawsuit, under which the Company agreed to pay $6.75 million.  Preliminary approval of the settlement was granted on June 27, 2011.  On September 14, 2011, the court conducted a final fairness hearing, and on March 30, 2012, the court granted final approval of the settlement.  On April 27, 2012, three members of the settlement class appealed the court’s order granting final approval of the settlement to the U.S. Court of Appeals for the Third Circuit.  Those appeals are pending.

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

Gain Contingencies

On August 20, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and on October 25, 2010, entered judgment against American Re-Insurance Company, a subsidiary of Munich Re (American Re) and three other reinsurers, awarding USF&G $251 million plus pre-judgment interest in the amount of $169 million.  The judgment, including the award of interest, was appealed by the reinsurers to the New York Supreme Court, Appellate Division, First Department.  On January 24, 2012, the Appellate Division affirmed the judgment, which, as of that date, totaled $467 million, comprising the judgment of $251 million and interest of $216 million (including post-judgment interest).  Post-judgment interest continues to accrue (without

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.          CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

compounding) at the rate of 9% until the judgment is paid. At June 30, 2012, the judgment, including post-judgment interest, totaled $484 million.  On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of Appeals, and on March 12, 2012, the Appellate Division granted the reinsurers’ motion.  The reinsurers’ appeal is pending.  The $251 million awarded by the court represents the amount owed to USF&G under the terms of the disputed reinsurance agreements and is reported as part of reinsurance recoverables in the Company’s consolidated balance sheet.  The interest awarded by the Court, including post-judgment interest, is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.18 billion and $1.15 billion at June 30, 2012 and December 31, 2011, respectively.

Guarantees

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from seven years following the applicable closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be other agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of business entities that are quantifiable was $1.22 billion at June 30, 2012, of which $9 million was recognized on the balance sheet at that date.

The Company also has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various other indemnifications.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.  The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $126 million at June 30, 2012, approximately $63 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at June 30, 2012, all of which is indemnified by a third party.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.20 billion at June 30, 2012.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,745	$1,784	$—	$—	$5,529
Net investment income	507	229	2	—	738
Fee income	58	1	—	—	59
Net realized investment gains	3	1	—	—	4
Other revenues	22	7	—	—	29

Total revenues	4,335	2,022	2	—	6,359

Claims and expenses
Claims and claim adjustment expenses	2,549	1,237	—	—	3,786
Amortization of deferred acquisition costs	647	329	—	—	976
General and administrative expenses	608	284	1	—	893
Interest expense	18	—	78	—	96

Total claims and expenses	3,822	1,850	79	—	5,751

Income (loss) before income taxes	513	172	(77)	—	608
Income tax expense (benefit)	119	27	(37)	—	109
Equity in net income of subsidiaries	—	—	539	(539)	—

Net income	$394	$145	$499	$(539)	$499

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains
Other-than-temporary impairment losses:
Total gains (losses)	$(1)	$12	$—	$—	$11
Non-credit component of impairments recognized in accumulated other comprehensive income	(2)	(13)	—	—	(15)

Other-than-temporary impairment losses	(3)	(1)	—	—	(4)
Other net realized investment gains	6	2	—	—	8

Net realized investment gains	$3	$1	$—	$—	$4

(1)                                 The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (LOSS) (Unaudited)

For the three months ended June 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,710	$1,793	$—	$—	$5,503
Net investment income	511	245	2	—	758
Fee income	73	1	—	—	74
Net realized investment gains (losses)	12	11	(4)	—	19
Other revenues	27	7	—	—	34

Total revenues	4,333	2,057	(2)	—	6,388

Claims and expenses
Claims and claim adjustment expenses	3,431	1,710	—	—	5,141
Amortization of deferred acquisition costs	641	329	—	—	970
General and administrative expenses	591	290	26	—	907
Interest expense	18	—	79	—	97

Total claims and expenses	4,681	2,329	105	—	7,115

Loss before income taxes	(348)	(272)	(107)	—	(727)
Income tax benefit	(204)	(126)	(33)	—	(363)
Equity in net loss of subsidiaries	—	—	(290)	290	—

Net loss	$(144)	$(146)	$(364)	$290	$(364)

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$(3)	$8	$—	$—	$5
Non-credit component of impairments recognized in accumulated other comprehensive income	—	(9)	—	—	(9)

Other-than-temporary impairment losses	(3)	(1)	—	—	(4)
Other net realized investment gains (losses)	15	12	(4)	—	23

Net realized investment gains (losses)	$12	$11	$(4)	$—	$19

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$7,488	$3,564	$—	$—	$11,052
Net investment income	1,001	473	4	—	1,478
Fee income	140	1	—	—	141
Net realized investment gains (losses)	15	(1)	—	—	14
Other revenues	49	17	—	—	66

Total revenues	8,693	4,054	4	—	12,751

Claims and expenses
Claims and claim adjustment expenses	4,821	2,329	—	—	7,150
Amortization of deferred acquisition costs	1,293	654	—	—	1,947
General and administrative expenses	1,207	566	4	—	1,777
Interest expense	36	—	156	—	192

Total claims and expenses	7,357	3,549	160	—	11,066

Income (loss) before income taxes	1,336	505	(156)	—	1,685
Income tax expense (benefit)	324	111	(55)	—	380
Equity in net income of subsidiaries	—	—	1,406	(1,406)	—

Net income	$1,012	$394	$1,305	$(1,406)	$1,305

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$—	$11	$—	$—	$11
Non-credit component of impairments recognized in accumulated other comprehensive income	(6)	(13)	—	—	(19)

Other-than-temporary impairment losses	(6)	(2)	—	—	(8)
Other net realized investment gains (losses)	21	1	—	—	22

Net realized investment gains (losses)	$15	$(1)	$—	$—	$14

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$7,335	$3,539	$—	$—	$10,874
Net investment income	1,043	489	5	—	1,537
Fee income	147	1	—	—	148
Net realized investment gains (losses)	21	23	(5)	—	39
Other revenues	57	11	—	—	68

Total revenues	8,603	4,063	—	—	12,666

Claims and expenses
Claims and claim adjustment expenses	5,665	2,858	—	—	8,523
Amortization of deferred acquisition costs	1,267	651	—	—	1,918
General and administrative expenses	1,187	580	23	—	1,790
Interest expense	36	—	157	—	193

Total claims and expenses	8,155	4,089	180	—	12,424

Income (loss) before income taxes	448	(26)	(180)	—	242
Income tax benefit	(8)	(69)	(156)	—	(233)
Equity in net income of subsidiaries	—	—	499	(499)	—

Net income	$456	$43	$475	$(499)	$475

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$(1)	$8	$—	$—	$7
Non-credit component of impairments recognized in accumulated other comprehensive income	(5)	(10)	—	—	(15)

Other-than-temporary impairment losses	(6)	(2)	—	—	(8)
Other net realized investment gains (losses)	27	25	(5)	—	47

Net realized investment gains (losses)	$21	$23	$(5)	$—	$39

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended June 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$394	$145	$499	$(539)	$499

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	167	52	216	(219)	216
Having credit losses recognized in the consolidated statement of income	5	—	5	(5)	5
Net changes in benefit plan assets and obligations	—	1	22	(1)	22
Net changes in unrealized foreign currency translation and other changes	(54)	(32)	(86)	86	(86)

Other comprehensive income before income taxes	118	21	157	(139)	157
Income tax expense	43	16	66	(59)	66

Other comprehensive income, net of taxes	75	5	91	(80)	91

Comprehensive income	$469	$150	$590	$(619)	$590

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended June 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net loss	$(144)	$(146)	$(364)	$290	$(364)

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss)	441	204	645	(645)	645
Having credit losses recognized in the consolidated statement of income (loss)	(8)	(2)	(10)	10	(10)
Net changes in benefit plan assets and obligations	—	—	19	—	19
Net changes in unrealized foreign currency translation and other changes	13	4	16	(17)	16

Other comprehensive income before income taxes	446	206	670	(652)	670
Income tax expense	154	71	231	(225)	231

Other comprehensive income, net of taxes	292	135	439	(427)	439

Comprehensive income (loss)	$148	$(11)	$75	$(137)	$75

(1)                      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the six months ended June 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$1,012	$394	$1,305	$(1,406)	$1,305

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	113	20	139	(133)	139
Having credit losses recognized in the consolidated statement of income	21	9	30	(30)	30
Net changes in benefit plan assets and obligations	—	—	42	—	42
Net changes in unrealized foreign currency translation and other changes	(33)	11	(22)	22	(22)

Other comprehensive income before income taxes	101	40	189	(141)	189
Income tax expense	36	11	64	(47)	64

Other comprehensive income, net of taxes	65	29	125	(94)	125

Comprehensive income	$1,077	$423	$1,430	$(1,500)	$1,430

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the six months ended June 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$456	$43	$475	$(499)	$475

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (loss)	371	165	539	(536)	539
Having credit losses recognized in the consolidated statement of income (loss)	2	16	18	(18)	18
Net changes in benefit plan assets and obligations	—	—	37	—	37
Net changes in unrealized foreign currency translation and other changes	35	51	86	(86)	86

Other comprehensive income before income taxes	408	232	680	(640)	680
Income tax expense	140	70	224	(210)	224

Other comprehensive income, net of taxes	268	162	456	(430)	456

Comprehensive income	$724	$205	$931	$(929)	$931

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At June 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,313)	$44,014	$20,657	$34	$—	$64,705
Equity securities, available for sale, at fair value (cost $436)	147	348	100	—	595
Real estate investments	33	866	—	—	899
Short-term securities	1,095	269	1,911	—	3,275
Other investments	2,395	1,074	1	—	3,470

Total investments	47,684	23,214	2,046	—	72,944

Cash	110	116	4	—	230
Investment income accrued	509	242	—	—	751
Premiums receivable	4,130	2,067	—	—	6,197
Reinsurance recoverables	6,825	3,579	—	—	10,404
Ceded unearned premiums	670	204	—	—	874
Deferred acquisition costs	1,586	253	—	—	1,839
Contractholder receivables	3,563	1,340	—	—	4,903
Goodwill	2,411	954	—	—	3,365
Other intangible assets	283	122	—	—	405
Investment in subsidiaries	—	—	28,353	(28,353)	—
Other assets	2,064	22	332	—	2,418

Total assets	$69,835	$32,113	$30,735	$(28,353)	$104,330

Liabilities
Claims and claim adjustment expense reserves	$33,415	$17,378	$—	$—	$50,793
Unearned premium reserves	7,835	3,614	—	—	11,449
Contractholder payables	3,563	1,340	—	—	4,903
Payables for reinsurance premiums	198	215	—	—	413
Deferred taxes	229	93	(128)	—	194
Debt	1,191	—	5,158	—	6,349
Other liabilities	3,869	645	666	—	5,180

Total liabilities	50,300	23,285	5,696	—	79,281

Shareholders’ equity
Common stock (1,750.0 shares authorized; 386.0 shares issued and outstanding)	—	390	20,970	(390)	20,970
Additional paid-in capital	11,135	6,501	—	(17,636)	—
Retained earnings	6,408	1,067	20,531	(7,465)	20,541
Accumulated other comprehensive income	1,992	870	2,130	(2,862)	2,130
Treasury stock, at cost (361.4 shares)	—	—	(18,592)	—	(18,592)

Total shareholders’ equity	19,535	8,828	25,039	(28,353)	25,049

Total liabilities and shareholders’ equity	$69,835	$32,113	$30,735	$(28,353)	$104,330

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,994)	$43,438	$20,761	$33	$—	$64,232
Equity securities, available for sale, at fair value (cost $414)	146	319	94	—	559
Real estate investments	33	832	—	—	865
Short-term securities	879	376	2,339	—	3,594
Other investments	2,446	1,004	1	—	3,451

Total investments	46,942	23,292	2,467	—	72,701

Cash	114	98	2	—	214
Investment income accrued	517	251	—	—	768
Premiums receivable	3,865	1,865	—	—	5,730
Reinsurance recoverables	7,372	3,783	—	—	11,155
Ceded unearned premiums	656	172	—	—	828
Deferred acquisition costs	1,536	250	—	—	1,786
Deferred taxes	(82)	(47)	136	—	7
Contractholder receivables	3,891	1,295	—	—	5,186
Goodwill	2,411	954	—	—	3,365
Other intangible assets	297	136	—	—	433
Investment in subsidiaries	—	—	27,565	(27,565)	—
Other assets	1,983	52	367	—	2,402

Total assets	$69,502	$32,101	$30,537	$(27,565)	$104,575

Liabilities
Claims and claim adjustment expense reserves	$33,727	$17,665	$—	$—	$51,392
Unearned premium reserves	7,644	3,458	—	—	11,102
Contractholder payables	3,891	1,295	—	—	5,186
Payables for reinsurance premiums	178	211	—	—	389
Debt	1,190	—	5,415	—	6,605
Other liabilities	3,910	859	655	—	5,424

Total liabilities	50,540	23,488	6,070	—	80,098

Shareholders’ equity
Common stock (1,750.0 shares authorized; 392.8 shares issued and outstanding)	—	390	20,732	(390)	20,732
Additional paid-in capital	11,135	6,501	—	(17,636)	—
Retained earnings	5,900	882	19,569	(6,772)	19,579
Accumulated other comprehensive income	1,927	840	2,005	(2,767)	2,005
Treasury stock, at cost (349.0 shares)	—	—	(17,839)	—	(17,839)

Total shareholders’ equity	18,962	8,613	24,467	(27,565)	24,477

Total liabilities and shareholders’ equity	$69,502	$32,101	$30,537	$(27,565)	$104,575

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,012	$394	$1,305	$(1,406)	$1,305
Net adjustments to reconcile net income to net cash provided by operating activities	109	(283)	(560)	694	(40)

Net cash provided by operating activities	1,121	111	745	(712)	1,265

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,817	1,350	—	—	4,167
Proceeds from sales of investments:
Fixed maturities	368	173	1	—	542
Equity securities	15	7	—	—	22
Real estate	—	3	—	—	3
Other investments	297	89	—	—	386
Purchases of investments:
Fixed maturities	(3,744)	(1,454)	(2)	—	(5,200)
Equity securities	(2)	(30)	(1)	—	(33)
Real estate	—	(58)	—	—	(58)
Other investments	(139)	(82)	—	—	(221)
Net sales (purchases) of short-term securities	(176)	115	428	—	367
Securities transactions in course of settlement	87	(10)	—	—	77
Other	(144)	11	—	—	(133)

Net cash provided by (used in) investing activities	(621)	114	426	—	(81)

Cash flows from financing activities
Payment of debt	—	—	(258)	—	(258)
Dividends paid to shareholders	—	—	(341)	—	(341)
Issuance of common stock — employee share options	—	—	170	—	170
Treasury shares acquired — share repurchase authorization	—	—	(707)	—	(707)
Treasury shares acquired — net employee share-based compensation	—	—	(52)	—	(52)
Excess tax benefits from share-based payment arrangements	—	—	19	—	19
Dividends paid to parent company	(504)	(208)	—	712	—

Net cash used in financing activities	(504)	(208)	(1,169)	712	(1,169)

Effect of exchange rate changes on cash	—	1	—	—	1

Net increase (decrease) in cash	(4)	18	2	—	16
Cash at beginning of year	114	98	2	—	214

Cash at end of period	$110	$116	$4	$—	$230

Supplemental disclosure of cash flow information
Income taxes paid (received)	$286	$113	$(103)	$—	$296
Interest paid	$36	$—	$155	$—	$191

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$456	$43	$475	$(499)	$475
Net adjustments to reconcile net income to net cash provided by operating activities	355	99	(174)	146	426

Net cash provided by operating activities	811	142	301	(353)	901

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,969	1,265	—	—	3,234
Proceeds from sales of investments:
Fixed maturities	382	353	1	—	736
Equity securities	15	32	—	—	47
Other investments	183	102	—	—	285
Purchases of investments:
Fixed maturities	(2,342)	(1,204)	(1)	—	(3,547)
Equity securities	—	(74)	(29)	—	(103)
Real estate investments	(24)	(11)	—	—	(35)
Other investments	(549)	(80)	—	—	(629)
Net sales (purchases) of short-term securities	(108)	(500)	1,205	—	597
Securities transactions in course of settlement	150	63	—	—	213
Other	(135)	(8)	—	—	(143)

Net cash provided by (used in) investing activities	(459)	(62)	1,176	—	655

Cash flows from financing activities
Payment of debt	—	(8)	—	—	(8)
Dividends paid to shareholders	—	—	(329)	—	(329)
Issuance of common stock — employee share options	—	—	245	—	245
Treasury shares acquired — share repurchase authorization	—	—	(1,360)	—	(1,360)
Treasury shares acquired — net employee share-based compensation	—	—	(46)	—	(46)
Excess tax benefits from share-based payment arrangements	—	—	11	—	11
Dividends paid to parent company	(353)	—	—	353	—

Net cash used in financing activities	(353)	(8)	(1,479)	353	(1,487)

Effect of exchange rate changes on cash	—	4	—	—	4

Net increase (decrease) in cash	(1)	76	(2)	—	73
Cash at beginning of year	86	110	4	—	200

Cash at end of period	$85	$186	$2	$—	$273

Supplemental disclosure of cash flow information
Income taxes paid (received)	$199	$114	$(22)	$—	$291
Interest paid	$36	$—	$155	$—	$191

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2012 Second Quarter Consolidated Results of Operations

•                   Net income of $499 million, or $1.27 per share basic and $1.26 per share diluted

•                   Net earned premiums of $5.53 billion

•                   Catastrophe losses of $549 million ($357 million after-tax)

•                   Net favorable prior year reserve development of $221 million ($147 million after-tax)

•                   GAAP combined ratio of 100.5%

•                   Net investment income of $738 million ($589 million after-tax)

•                   Operating cash flows of $451 million

2012 Second Quarter Consolidated Financial Condition

•                   Total investments of $72.94 billion; fixed maturities and short-term securities comprised 93% of total investments

•                   Total assets of $104.33 billion

•                   Total debt of $6.35 billion, resulting in a debt-to-total capital ratio of 20.2% (22.3% excluding net unrealized investment gains, net of tax)

•                   Repurchased 5.6 million common shares for total cost of $350 million under share repurchase authorization

•                   Shareholders’ equity of $25.05 billion

•                   Book value per common share of $64.90, up 9% from June 30, 2011

•                   Holding company liquidity of $1.98 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2012	2011	2012	2011

Revenues
Premiums	$5,529	$5,503	$11,052	$10,874
Net investment income	738	758	1,478	1,537
Fee income	59	74	141	148
Net realized investment gains	4	19	14	39
Other revenues	29	34	66	68
Total revenues	6,359	6,388	12,751	12,666

Claims and expenses
Claims and claim adjustment expenses	3,786	5,141	7,150	8,523
Amortization of deferred acquisition costs	976	970	1,947	1,918
General and administrative expenses	893	907	1,777	1,790
Interest expense	96	97	192	193
Total claims and expenses	5,751	7,115	11,066	12,424

Income (loss) before income taxes	608	(727)	1,685	242
Income tax expense (benefit)	109	(363)	380	(233)
Net income (loss)	$499	$(364)	$1,305	$475

Net income (loss) per share
Basic	$1.27	$(0.88)	$3.32	$1.11
Diluted	$1.26	$(0.88)	$3.29	$1.10

GAAP combined ratio
Loss and loss adjustment expense ratio	68.1%	92.6%	64.1%	77.6%
Underwriting expense ratio	32.4	32.4	32.2	32.5
GAAP combined ratio	100.5%	125.0%	96.3%	110.1%
Incremental impact of direct to consumer initiative on GAAP combined ratio	0.7%	0.9%	0.7%	1.0%

The following discussions of the Company’s net income (loss) and segment operating income (loss) are presented on an after-tax basis.  Discussions of the components of net income (loss) and segment operating income (loss) are presented on a pretax basis, unless otherwise noted.  Discussions of net income (loss) per common share are presented on a diluted basis.

Overview

Diluted net income per share in the second quarter of 2012 was $1.26, compared with diluted net loss per share of $(0.88) in the second quarter of 2011, reflecting net income in the second quarter of 2012 of $499 million, compared with a net loss of $(364) million in the same period of 2011 and the favorable impact of common share repurchases.  The improvement in net income in the second quarter of 2012 compared with the prior year quarter primarily reflected (i) a significant decline in catastrophe losses and, to a lesser extent, (ii) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”) primarily resulting from earned pricing that exceeded loss costs and (iii) an increase in net favorable prior year reserve development, partially offset by slightly lower net investment income.  Catastrophe losses in the second quarter of 2012 were $549 million, compared with $1.67 billion in the same period of 2011.  Net favorable prior year reserve development in the second quarter of 2012 was $221 million, compared with $168 million in the same period of 2011.

Diluted net income per share in the first six months of 2012 was $3.29, compared with diluted net income per share of $1.10 in the same period of 2011, reflecting net income in the first six months of 2012 of $1.31 billion, compared with net income of $475 million in the same period of 2011 and the favorable impact of common share repurchases.  The increase in net income primarily reflected the same factors discussed above.  Catastrophe losses in the first six months of 2012 were $717 million, compared with $1.85 billion in the same period of 2011.  Net favorable prior year reserve development in the first six months of 2012 was $525 million, compared with $405 million in the same period of 2011.  In addition, net income in the first six months of 2011 reflected a $104 million benefit resulting from the favorable resolution of various prior year tax matters recorded in the first quarter of 2011.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2012 were $5.53 billion, $26 million or less than 1% higher than in the same period of 2011.  Earned premiums in the first six months of 2012 were $11.05 billion, $178 million or 2% higher than in the same period of 2011.  In the Business Insurance segment, earned premiums in the second quarter and first six months of 2012 increased by 2% and 3% over the respective periods of 2011.  In the Financial, Professional & International Insurance segment, earned premiums in the second quarter and first six months of 2012 both decreased by 5% from the same 2011 periods.  In the Personal Insurance segment, earned premiums in the second quarter and first six months of 2012 increased by 1% and 2% over the respective periods of 2011.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011

Average investments (a)	$69,623	$70,476	$69,555	$70,659
Pretax net investment income	738	758	1,478	1,537
After-tax net investment income	589	606	1,182	1,228
Average pretax yield (b)	4.2%	4.3%	4.2%	4.4%
Average after-tax yield (b)	3.4%	3.4%	3.4%	3.5%

(a)                   Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses, net of tax.

Net investment income in the second quarter of 2012 was $738 million, $20 million or 3% lower than in the same period of 2011.  Net investment income in the first six months of 2012 was $1.48 billion, $59 million or 4% lower than in the same period of 2011.  Net investment income from fixed maturity investments in the second quarter and first six months of 2012 was $611 million and $1.23 billion, respectively, $23 million and $45 million lower, respectively, than in the same periods of 2011.  The declines in both periods primarily resulted from lower long-term reinvestment yields available in the market.  Net investment income generated by non-fixed maturity investments in the second quarter and first six months of 2012 was $133 million and $261 million, respectively, $4 million higher and $8 million lower, respectively, than in the same periods of 2011.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $15 million and $7 million decreases in fee income in the second quarter and first six months of 2012, respectively, compared with the same periods of 2011 are discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains

The following table sets forth information regarding the Company’s net realized investment gains.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Net Realized Investment Gains
Other-than-temporary impairment losses:
Total gains	$11	$5	$11	$7
Non-credit component of impairments recognized in accumulated other comprehensive income	(15)	(9)	(19)	(15)
Other-than-temporary impairment losses	(4)	(4)	(8)	(8)
Other net realized investment gains	8	23	22	47
Net realized investment gains	$4	$19	$14	$39

Other Revenues

Other revenues in the second quarter and first six months of both 2012 and 2011 primarily consisted of premium installment charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2012 were $3.79 billion, $1.36 billion or 26% lower than in the same period of 2011.  The decrease primarily reflected (i) the significant decline in catastrophe losses and, to a much lesser extent, (ii) lower levels of what the Company defines as large losses and non-catastrophe weather-related losses, and (iii) an increase in net favorable prior year reserve development, partially offset by the impact of loss cost trends.  Catastrophe losses in the second quarters of 2012 and 2011 were $549 million and $1.67 billion, respectively.  Catastrophe losses in the second quarter of 2012 primarily resulted from wind and hail storms in several regions of the United States.  Catastrophe losses in the second quarter of 2011 resulted from multiple tornadoes and hail storms, primarily in the Midwest and Southeast regions of the United States.  Net favorable prior year reserve development in the second quarters of 2012 and 2011 was $221 million and $168 million, respectively.

Claims and claim adjustment expenses in the first six months of 2012 were $7.15 billion, $1.37 billion or 16% lower than in the same period of 2011, primarily reflecting the same factors described above.  Catastrophe losses in the first six months of 2012 and 2011 were $717 million and $1.85 billion, respectively.  Catastrophe losses in the first six months of 2012 included the second quarter storms described above, as well as tornadoes and hail storms in the Midwest and Southeast regions of the United States in the first quarter of 2012.  Catastrophe losses in the first six months of 2011 included the second quarter storms described above, as well severe winter storms throughout the United States in the first quarter of 2011.  Net favorable prior year reserve development in the first six months of 2012 and 2011 was $525 million and $405 million, respectively.  Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in more detail in the segment discussions that follow.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs in the second quarter of 2012 was $976 million, $6 million or 1% higher than in the same period of 2011.  The amortization of deferred acquisition costs in the first six months of 2012 was $1.95 billion, $29 million or 2% higher than in the same 2011 period.  The increases in both periods of 2012 were generally consistent with the increases in earned premiums.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2012 were $893 million, $14 million or 2% lower than in the same period of 2011.  General and administrative expenses in the first six months of 2012 were $1.78 billion, $13 million or 1% lower than in the same period of 2011.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the second quarter and first six months of 2012 was $96 million and $192 million, respectively, virtually level with the same periods of 2011.

Income Taxes.  The Company’s effective tax rates in the second quarter and first six months of 2012 were 18% and 23%, respectively, lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  The Company’s income tax benefits of $363 million and $233 million in the second quarter and first six months of 2011, respectively, primarily reflected the pretax net loss in the second quarter of 2011, as well as the impact of tax-exempt investment income on the calculation of the Company’s tax provision in both periods.  In addition, the year-to-date income tax benefit in 2011 included the $104 million benefit resulting from the favorable resolution of various prior year tax matters recorded in the first quarter of 2011.

GAAP Combined Ratio

The consolidated GAAP combined ratio of 100.5% in the second quarter of 2012 was 24.5 points lower than the consolidated GAAP combined ratio of 125.0% in the same period of 2011.  The consolidated GAAP combined ratio of 96.3% in the first six months of 2012 was 13.8 points lower than the consolidated GAAP combined ratio of 110.1% in the same period of 2011.

The consolidated loss and loss adjustment expense ratio of 68.1% in the second quarter of 2012 was 24.5 points lower than the consolidated loss and loss adjustment expense ratio of 92.6% in the same period of 2011.  Catastrophe losses accounted for 10.0 points and 30.3 points of the 2012 and 2011 second quarter loss and loss adjustment expense ratios, respectively.  The 2012 and 2011 second quarter loss and loss adjustment expense ratios included 4.0 and 3.1 points of benefit from net favorable prior year reserve development, respectively.  The 2012 second quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 3.3 points lower than the 2011 ratio on the same basis, primarily reflecting earned pricing that exceeded loss cost trends, as well as lower levels of what the Company defines as large losses and non-catastrophe weather-related losses.

The consolidated loss and loss adjustment expense ratio of 64.1% in the first six months of 2012 was 13.5 points lower than the consolidated loss and loss adjustment expense ratio of 77.6% in the same period of 2011.  Catastrophe losses accounted for 6.5 points and 17.1 points of the 2012 and 2011 six month loss and loss adjustment expense ratios, respectively.  The 2012 and 2011 six month loss and loss adjustment expense ratios included 4.8 and 3.7 points of benefit from net favorable prior year reserve development, respectively.  The 2012 six month loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 1.8 points lower than the 2011 ratio on the same basis, also reflecting the same factors discussed above for the second quarter of 2012.

The consolidated underwriting expense ratio of 32.4% for the second quarter of 2012 was level with the consolidated underwriting expense ratio in the same period of 2011.  In the first six months of 2012, the consolidated underwriting expense ratio of 32.2% was 0.3 points lower than the consolidated underwriting expense ratio of 32.5% in the same 2011 period.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Business Insurance	$3,280	$3,094	$6,709	$6,400
Financial, Professional & International Insurance	882	910	1,673	1,720
Personal Insurance	2,078	2,120	3,931	3,965
Total	$6,240	$6,124	$12,313	$12,085

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Business Insurance	$3,026	$2,879	$6,126	$5,899
Financial, Professional & International Insurance	840	879	1,444	1,503
Personal Insurance	2,002	2,059	3,795	3,852
Total	$5,868	$5,817	$11,365	$11,254

Gross and net written premiums in the second quarter of 2012 increased by 2% and 1%, respectively, over the same period of 2011.  Gross and net written premiums in the first six months of 2012 also increased by 2% and 1%, respectively, over the same period of 2011.  Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011

Revenues
Earned premiums	$2,860	$2,802	$5,736	$5,547
Net investment income	536	541	1,068	1,097
Fee income	58	74	140	148
Other revenues	8	10	22	19
Total revenues	$3,462	$3,427	$6,966	$6,811

Total claims and expenses	$3,018	$3,528	$5,692	$6,218

Operating income	$362	$11	$974	$615

Loss and loss adjustment expense ratio	71.0%	90.6%	64.4%	77.0%
Underwriting expense ratio	32.0	32.3	31.9	32.0
GAAP combined ratio	103.0%	122.9%	96.3%	109.0%

Overview

Operating income in the second quarter of 2012 was $362 million, $351 million higher than operating income of $11 million in the same period of 2011.  The increase was driven by a significant decline in (i) catastrophe losses and, to a lesser extent, (ii) higher underlying underwriting margins primarily resulting from earned pricing that exceeded loss cost trends, (iii) higher net favorable prior year reserve development and (iv) lower levels of what the Company defines as large losses, partially offset by lower net investment income.  Catastrophe losses in the second quarter of 2012 were $252 million, compared with $697 million in the same period of 2011.  Net favorable prior year reserve development was $58 million in the second quarter of 2012, compared with $27 million in the same 2011 period.

Operating income in the first six months of 2012 was $974 million, $359 million or 58% higher than operating income of $615 million in the same period of 2011, primarily reflecting the same factors described above.  In addition, operating income in the first six months of 2011 included a $76 million benefit in the first quarter of 2011 resulting from the favorable resolution of various prior year tax matters.  Catastrophe losses in the first six months of 2012 were $305 million, compared with $809 million in the same period of 2011.  Net favorable prior year reserve development in the first six months of 2012 was $306 million, compared with $170 million in the same period of 2011.

Earned Premiums

Earned premiums in the second quarter of 2012 were $2.86 billion, $58 million or 2% higher than in the same period of 2011.  Earned premiums in the first six months of 2012 were $5.74 billion, $189 million or 3% higher than in the same period of 2011.  The increases in both periods of 2012 primarily reflected the impact of an increase in net written premiums over the preceding twelve months, partially offset by the impact of a reduction in earned premiums resulting from net favorable prior year reserve development on certain retrospectively-rated business in National Accounts.

Net Investment Income

Net investment income in the second quarter of 2012 was $536 million, $5 million or 1% lower than in the same 2011 period.  Net investment income in the first six months of 2012 was $1.07 billion, $29 million or 3% lower than in the same period of 2011.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decline in the Company’s consolidated net investment income in the second quarter and first six months of 2012 compared with the same periods of 2011.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the second quarter and first six months of 2012 decreased by $16 million and $8 million from the respective periods of 2011, reflecting the impact of net favorable prior year reserve development in National Accounts (since fees are principally based on a percentage of losses or number of claims serviced), which reduced fee income by $26 million in both the second quarter and first six months of 2012, partially offset by higher serviced premium volume in workers’ compensation residual market pools.

Claims and Expenses

Claim and Claims Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2012 were $2.05 billion, $530 million or 21% lower than in the same period of 2011, primarily reflecting (i) a significant decline in catastrophe losses and, to a lesser extent, (ii) higher net favorable prior year reserve development and (iii) lower levels of what the Company defines as large losses, partially offset by the impact of loss cost trends.  Catastrophe losses in the second quarter of 2012 were $252 million, compared with $697 million in the same period of 2011.  Net favorable prior year reserve development in the second quarter of 2012 was $58 million, compared with $27 million in the same period of 2011.  Net favorable prior year reserve development in the second quarter of 2012 was concentrated in the workers’ compensation product line, primarily driven by better than expected frequency and severity related to lifetime medical claims, managed care savings and better than expected loss development for accident years 2008 and prior.  Net favorable prior year reserve development in the second quarter of 2012 also reflected better than expected loss development in the property product line related to catastrophe losses incurred in 2011 and lower than expected claim department expenses.  These factors were partially offset by a $90 million increase to environmental reserves, which is discussed in further detail in the “Environmental Claims and Litigation” section herein.  Net favorable prior year reserve development in the second quarter of 2011 was driven by better than expected loss development in the general liability product line, which was concentrated in excess coverages for accident years 2008 and prior and reflected what the Company believes are favorable legal and judicial environments, partially offset by a $76 million increase to environmental reserves, which is discussed in further detail in the “Environmental Claims and Litigation” section herein.

Claims and claim adjustment expenses in the first six months of 2012 were $3.76 billion, $594 million or 14% lower than in the same 2011 period.  The decrease primarily reflected the same factors discussed above.  Catastrophe losses in the first six months of 2012 were $305 million, compared with $809 million in the same period of 2011.  Net favorable prior year reserve development in the first six months of 2012 was $306 million, compared with $170 million in the same period of 2011.  Net favorable prior year reserve development in the first six months of 2012 was driven by the same factors described above, and by better than expected loss development in the general liability product line for accident years 2004-2009, which reflected what the Company believes are more favorable legal and judicial environments than the Company previously expected.  Net favorable prior year reserve development in the first six months of 2011 was driven by the same factors described above, as well as better than expected loss development in the property product line for the 2010 accident year in the Inland Marine business unit in Target Risk Underwriting.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs in the second quarter of 2012 was $465 million, $8 million or 2% higher than in the same period of 2011.  The amortization of deferred acquisition costs in the first six months of 2012 was $932 million, $31 million or 3% higher than in the same 2011 period.  The increases in both periods of 2012 were consistent with the increases in earned premiums.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2012 were $504 million, $12 million or 2% higher than in the same period of 2011.  General and administrative expenses in the first six months of 2012 were $1.00 billion, $37 million or 4% higher than in the same period of 2011.

GAAP Combined Ratio

The GAAP combined ratio of 103.0% in the second quarter of 2012 was 19.9 points lower than the GAAP combined ratio of 122.9% in the same period of 2011.  The GAAP combined ratio of 96.3% in the first six months of 2012 was 12.7 points lower than the GAAP combined ratio of 109.0% in the same period of 2011.

The loss and loss adjustment expense ratio of 71.0% in the second quarter of 2012 was 19.6 points lower than the loss and loss adjustment expense ratio of 90.6% in the same period of 2011.  Catastrophe losses in the second quarters of 2012 and 2011 accounted for 8.8 points and 24.9 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the second quarters of 2012 and 2011 provided 2.0 points and 1.0 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2012 second quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 2.5 points lower than the 2011 ratio on the same basis, primarily reflecting earned pricing that exceeded loss cost trends and lower levels of what the Company defines as large losses.

The loss and loss adjustment expense ratio of 64.4% in the first six months of 2012 was 12.6 points lower than the loss and loss adjustment expense ratio of 77.0% in the same period of 2011.  Catastrophe losses in the first six months of 2012 and 2011 accounted for 5.3 points and 14.6 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first six months of 2012 and 2011 provided 5.3 points and 3.1 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The loss and loss adjustment expense ratio in the first six months of 2012 excluding catastrophe losses and prior year reserve development was 1.1 points lower than the 2011 ratio on the same basis, primarily reflecting earned pricing that exceeded loss cost trends and lower levels of what the Company defines as large losses.

The underwriting expense ratio of 32.0% for the second quarter of 2012 was 0.3 points lower than the underwriting expense ratio of 32.3% in the same period of 2011.  In the first six months of 2012, the underwriting expense ratio of 31.9% was 0.1 points lower than the underwriting expense ratio of 32.0% in the same 2011 period.  In both periods of 2012, the impact of higher earned premiums was largely offset by the impact of higher general and administrative expenses.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Select Accounts	$730	$743	$1,461	$1,481
Commercial Accounts	748	689	1,652	1,556
National Accounts	328	253	700	569
Industry-Focused Underwriting	646	588	1,331	1,254
Target Risk Underwriting	591	577	1,118	1,082
Specialized Distribution	243	246	451	455
Total Business Insurance Core	3,286	3,096	6,713	6,397
Business Insurance Other	(6)	(2)	(4)	3
Total Business Insurance	$3,280	$3,094	$6,709	$6,400

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Select Accounts	$721	$738	$1,439	$1,470
Commercial Accounts	717	659	1,578	1,481
National Accounts	226	188	461	399
Industry-Focused Underwriting	636	579	1,284	1,207
Target Risk Underwriting	486	468	915	881
Specialized Distribution	242	246	450	455
Total Business Insurance Core	3,028	2,878	6,127	5,893
Business Insurance Other	(2)	1	(1)	6
Total Business Insurance	$3,026	$2,879	$6,126	$5,899

In Business Insurance Core, gross and net written premiums in the second quarter of 2012 increased by 6% and 5%, respectively, over the same period of 2011.  Gross and net written premiums in the first six months of 2012 increased by 5% and 4%, respectively, over the same period of 2011.  The increases in gross and net written premiums in the second quarter and first six months of 2012 were concentrated in Commercial Accounts, Industry-Focused Underwriting and National Accounts, and were largely driven by positive audit premium adjustments (which were higher than in the same periods of 2011) and rate increases.  Overall business retention rates remained strong in the second quarter and first six months of 2012 but declined modestly from the respective periods of 2011.  Renewal premium changes — comprising both renewal rate changes and insured exposure growth — remained positive in the second quarter and first six months of 2012 and increased over the respective periods of 2011.  New business levels declined from the second quarter and first six months of 2011.

Select Accounts.  Net written premiums of $721 million in the second quarter of 2012 declined by 2% from the same period of 2011.  Net written premiums of $1.44 billion in the first six months of 2012 also declined by 2% from the same period of 2011.  Business retention rates in the second quarter and first six months of 2012 remained strong but were lower than in the same periods of 2011.  Renewal premium changes remained positive in the second quarter and first six months of 2012 and increased over the same periods of 2011, primarily due to renewal rate increases.  New business volume in the second quarter and first six months of 2012 declined from the same periods of 2011.

Commercial Accounts.  Net written premiums of $717 million in the second quarter of 2012 increased by 9% over the same period of 2011.  Net written premiums of $1.58 billion in the first six months of 2012 increased by 7% over the same period of 2011.  Net written premiums in the second quarter and first six months of 2012 were favorably impacted by positive audit premium adjustments.  Business retention rates remained strong but were lower than in the second quarter and first six months of 2011.  Renewal premium changes remained positive in the second quarter and first six months of 2012 and increased over the same periods of 2011, primarily due to renewal rate increases.  New business volumes declined compared with the second quarter and first six months of 2011.

National Accounts.  Net written premiums of $226 million in the second quarter of 2012 increased by 20% over the same period of 2011.  Net written premiums of $461 million in the first six months of 2012 increased by 16% over the same period of 2011.  Business retention rates remained high in the second quarter and first six months of 2012 and increased over the same periods of 2011.  Renewal premium changes were positive and increased over the second quarter and first six months of 2011, driven by payroll exposure growth.  New business volumes also increased over the second quarter and first six months of 2011.  In addition, the re-population of workers’ compensation residual market pools contributed to premium growth in both periods of 2012.

Industry-Focused Underwriting.  Net written premiums of $636 million in the second quarter of 2012 increased by 10% over the same period of 2011.  Net written premiums of $1.28 billion in the first six months of 2012 increased by 6% over the same period of 2011.  Premium increases in both periods of 2012 were driven by growth in the Construction and Oil & Gas business units.

Target Risk Underwriting.  Net written premiums of $486 million in the second quarter of 2012 increased by 4% over the same period of 2011.  Net written premiums of $915 million in the first six months of 2012 also increased by 4% over the same period of 2011.  Premium growth in the second quarter of 2012 was concentrated in the National Property business unit, while premium growth in the first six months of 2012 was concentrated in the National Property and Excess Casualty business units.

Specialized Distribution. Net written premiums of $242 million in the second quarter of 2012 decreased by 2% from the same period of 2011.  Net written premiums of $450 million in the first six months of 2012 also decreased by 1% from the same period of 2011.

Financial, Professional & International Insurance

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011

Revenues
Earned premiums	$766	$810	$1,503	$1,583
Net investment income	99	105	203	211
Fee income	1	—	1	—
Other revenues	5	6	13	13
Total revenues	$871	$921	$1,720	$1,807

Total claims and expenses	$616	$690	$1,265	$1,430

Operating income	$182	$164	$331	$284

Loss and loss adjustment expense ratio	39.1%	46.2%	42.5%	50.8%
Underwriting expense ratio	40.9	38.6	41.3	39.1
GAAP combined ratio	80.0%	84.8%	83.8%	89.9%

Overview

Operating income in the second quarter of 2012 was $182 million, $18 million or 11% higher than operating income of $164 million in the second quarter of 2011, primarily reflecting higher underlying underwriting margins resulting from (i) earned pricing that exceeded loss cost trends, as well as lower levels of (ii) what the Company defines as large losses, (iii) non-catastrophe weather-related losses and (iv) catastrophe losses, partially offset by the impact of lower business volumes and higher general and administrative expenses.  Catastrophe losses in the second quarter of 2012 were $4 million, compared with $14 million in the same 2011 period.  Net favorable prior year reserve development in the second quarter of 2012 was $96 million, compared with $96 million in the same 2011 period.

Operating income in the first six months of 2012 was $331 million, $47 million or 17% higher than operating income of $284 million in the same period of 2011, primarily reflecting the same factors described above.  In addition, operating income in the first six months of 2011 included a $14 million benefit resulting from the favorable resolution of various prior year tax matters.  Catastrophe losses in the first six months of 2012 were $4 million, compared with $35 million in the same period of 2011.  Net favorable prior year reserve development in the first six months of 2012 was $142 million, compared with $135 million in the same period of 2011.

Earned Premiums

Earned premiums in the second quarter of 2012 were $766 million, $44 million or 5% lower than in the same period of 2011.  Earned premiums in the first six months of 2012 were $1.50 billion, $80 million or 5% lower than in the same period of 2011.  The declines in both periods of 2012 primarily reflected the impact of a decrease in net written premiums over the preceding twelve months and, to a lesser extent, the impact of foreign currency rates of exchange.

Net Investment Income

Net investment income in the second quarter of 2012 was $99 million, $6 million or 6% lower than in the same period of 2011.  Net investment income in the first six months of 2012 was $203 million, $8 million or 4% lower than in the same period of 2011.  Included in the Financial, Professional & International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the change in the Company’s consolidated net investment income in the second quarter and first six months of 2012 as compared with the same periods of 2011.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2012 were $302 million, $76 million or 20% lower than in the same period of 2011, primarily reflecting lower levels of (i) what the Company defines as large losses, (ii) non-catastrophe weather-related losses, (iii) catastrophe losses, and (iv) claims and claim adjustment expenses related to lower business volumes.  Catastrophe losses in the second quarter of 2012 were $4 million, compared with $14 million in the same period of 2011.  Net favorable prior year reserve development in the second quarters of both 2012 and 2011 was $96 million.  Both Bond & Financial Products and International contributed to the net favorable prior year reserve development in the second quarter of 2012.  In Bond & Financial Products, net favorable prior year reserve development primarily reflected better than expected results for the surety business for accident years 2008-2010, and better than expected results for the management liability business for accident years 2007 and prior.  In International, net favorable development primarily reflected better than expected loss development in the Company’s operation at Lloyd’s in the marine and aviation business units across multiple accident years.  Net favorable prior year reserve development in the second quarter of 2011 was concentrated in Bond & Financial Products and primarily reflected better than expected results for accident years 2008 and prior for the contract surety business, and for accident years 2007 and prior for the public company directors’ & officers’ line of business.  Several product lines throughout the International group’s operations also experienced net favorable prior year development for recent accident years in the second quarter of 2011.

Claims and claim adjustment expenses in the first six months of 2012 were $643 million, $168 million or 21% lower than in the same 2011 period, primarily reflecting the same factors described above.  Catastrophe losses in the first six months of 2012 were $4 million, compared with $35 million in the same period of 2011.  Catastrophe losses in the first six months of 2011 included losses from an earthquake in Japan, as well as severe wind and hail storms throughout the United States.  Net favorable prior year reserve development in the first six months of 2012 was $142 million and was driven by the factors described above for the second quarter, as well as net favorable prior year reserve development in the first quarter of 2012 in both Bond & Financial Products and International.  In Bond & Financial Products, net favorable prior year reserve development in the first quarter of 2012 primarily reflected better than expected results for the 2006 — 2008 accident years for the contract surety business.  In International, net favorable prior year reserve development in the first quarter of 2012 reflected better than expected loss development in Canada, primarily in the surety and property lines of business for recent accident years and better than expected development in the Company’s operation at Lloyd’s in the marine and accident and special risks business units for recent accident years.  Net favorable prior year reserve development in the first six months of 2011 was $135 million, driven by the factors described above for the second quarter, as well as net favorable prior year reserve development in the first quarter of 2011 that was concentrated in Bond & Financial Products and primarily reflected better than expected results for accident years 2004 and prior for fidelity and surety coverages, including favorable loss development related to one large commercial surety claim.

Amortization of Deferred Acquisition Expenses

The amortization of deferred acquisition costs in the second quarter of 2012 was $149 million, $3 million or 2% lower than in the same period of 2011.  The amortization of deferred acquisition costs in the first six months of 2012 was $292 million, $7 million or 2% lower than in the same 2011 period.  The decreases in both periods of 2012 were generally consistent with the decrease in earned premiums.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2012 were $165 million, $5 million or 3% higher than in the same period of 2011.  General and administrative expenses in the first six months of 2012 were $330 million, $10 million or 3% higher than in the same period of 2011.  The increases in both periods of 2012 primarily reflected an increase in technology-related costs to enhance operations and support future business growth.

GAAP Combined Ratio

The GAAP combined ratio of 80.0% in the second quarter of 2012 was 4.8 points lower than the GAAP combined ratio of 84.8% in the same period of 2011.  The GAAP combined ratio of 83.8% in the first six months of 2012 was 6.1 points lower than the GAAP combined ratio of 89.9% in the same period of 2011.

The loss and loss adjustment expense ratio of 39.1% in the second quarter of 2012 was 7.1 points lower than the loss and loss adjustment expense ratio of 46.2% in the same period of 2011.  Catastrophe losses in the second quarters of 2012 and 2011 accounted for 0.4 points and 1.7 points, respectively, of the loss and loss adjustment expense ratio.  The 2012 and 2011 second quarter ratios included 12.5 points and 11.7 points of benefit, respectively, from net favorable prior year reserve development.  The 2012 second quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 5.0 points lower than the 2011 ratio on the same basis, reflecting the impact of earned pricing that exceeded loss cost trends, as well as lower levels of what the Company defines as large losses and non-catastrophe weather-related losses.

The loss and loss adjustment expense ratio of 42.5% in the first six months of 2012 was 8.3 points lower than the loss and loss adjustment expense ratio of 50.8% in the same period of 2011.  Catastrophe losses in the first six months of 2012 and 2011 accounted for 0.2 points and 2.2 points, respectively, of the loss and loss adjustment expense ratio.  The 2012 and 2011 year-to-date ratios included 9.4 points and 8.6 points of benefit, respectively, from net favorable prior year reserve development.  The loss and loss adjustment expense ratio in the first six months of 2012 excluding catastrophe losses and prior year reserve development was 5.5 points lower than the 2011 ratio on the same basis, also reflecting the same factors discussed above for the second quarter of 2012.

The underwriting expense ratio of 40.9% in the second quarter of 2012 was 2.3 points higher than the underwriting expense ratio of 38.6% in the same period of 2011.  In the first six months of 2012, the underwriting expense ratio of 41.3% was 2.2 points higher than the underwriting expense ratio of 39.1% in the same period of 2011.  The increase in both periods of 2012 primarily reflected a decline in earned premiums and, to a lesser extent, an increase in general and administrative expenses.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Bond & Financial Products	$525	$519	$1,010	$1,027
International	357	391	663	693
Total Financial, Professional & International Insurance	$882	$910	$1,673	$1,720

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Bond & Financial Products	$524	$533	$881	$902
International	316	346	563	601
Total Financial, Professional & International Insurance	$840	$879	$1,444	$1,503

The Financial, Professional & International Insurance segment’s gross and net written premiums in the second quarter of 2012 decreased by 3% and 4%, respectively, from the same period of 2011.  In the first six months of 2012, gross and net written premiums also decreased by 3% and 4%, respectively, from the same period of 2011.

Net written premiums in Bond & Financial Products in the second quarter of 2012 were $524 million, $9 million or 2% lower than in the same period of 2011.  Net written premiums in the first six months of 2012 were $881 million, $21 million or 2% lower than in the same period of 2011.  The decreases in both periods of 2012 were primarily driven by the continued slowdown in construction spending and the timing of certain reinsurance transactions, partially offset by growth in management liability business volume.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the second quarter and first six months of 2012 remained strong and were higher than in the respective periods of 2011.  Renewal premium changes in the second quarter and first six months of 2012 remained positive and were higher than in the respective periods of 2011, primarily driven by positive renewal rate changes.  New business volume in the second quarter and first six months of 2012 also increased over the same periods of 2011.

Net written premiums in International in the second quarter of 2012 were $316 million, $30 million or 9% lower than in the same period of 2011.  Net written premiums in the first six months of 2012 were $563 million, $38 million or 6% lower than in the same period of 2011.  The decreases in both periods of 2012 largely reflected the impact of the Company’s withdrawal from personal insurance business in the Republic of Ireland and the impact of foreign currency rates of exchange.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the second quarter and first six months of 2012 were strong and higher than in the respective periods of 2011.  Renewal premium changes in the second quarter of 2012 were positive and higher than in the same period of 2011, reflecting continued positive renewal rate changes combined with a smaller decline in insured exposures.  Renewal premium changes in the first six months of 2012 were slightly positive and slightly higher than in the same period of 2011, as positive renewal rate changes were largely offset by a decline in insured exposures.  New business volume in the second quarter and first six months of 2012 declined compared with the same periods of 2011.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2012	2011	2012	2011

Revenues
Earned premiums	$1,903	$1,891	$3,813	$3,744
Net investment income	103	112	207	229
Other revenues	16	18	35	36
Total revenues	$2,022	$2,021	$4,055	$4,009

Total claims and expenses	$2,016	$2,770	$3,905	$4,538

Operating income (loss)	$17	$(471)	$125	$(301)

Loss and loss adjustment expense ratio	75.4%	115.6%	72.1%	89.8%
Underwriting expense ratio	29.4	29.9	29.2	30.3
GAAP combined ratio	104.8%	145.5%	101.3%	120.1%

Incremental impact of direct to consumer initiative on GAAP combined ratio	1.9%	2.3%	2.0%	2.6%

Overview

Operating income in the second quarter of 2012 was $17 million, compared with an operating loss of $(471) million in the same period of 2011.  The improvement over the prior year quarter reflected (i) a significant decline in catastrophe losses and, to a lesser extent, (ii) lower non-catastrophe weather-related losses and fire-related losses, and (iii) an increase in net favorable prior year reserve development, partially offset by lower net investment income.  Catastrophe losses in the second quarter of 2012 were $293 million, compared with $957 million in the same 2011 period.  Net favorable prior year reserve development in the second quarter of 2012 was $67 million, compared with $45 million in the same 2011 period.

Operating income in the first six months of 2012 was $125 million, compared with an operating loss of $(301) million in the same 2011 period.  The improvement was driven by the same factors described above, except that net favorable prior year reserve development in the first six months of 2012 was lower than in the same period of 2011.  In addition, operating income in the first six months of 2011 included the impact of a $10 million benefit in the first quarter of 2011 resulting from the favorable resolution of various prior year tax matters.  Catastrophe losses in the first six months of 2012 were $408 million, compared with $1.01 billion in the same period of 2011.  Net favorable prior year reserve development in the first six months of 2012 was $77 million, compared with $100 million in the same period of 2011.

Earned Premiums

Earned premiums in the second quarter of 2012 were $1.90 billion, $12 million or 1% higher than in the same period of 2011.  Earned premiums in the first six months of 2012 were $3.81 billion, $69 million or 2% higher than in the same period of 2011.  The increases in both periods of 2012 reflected growth in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the second quarter of 2012 was $103 million, $9 million or 8% lower than in the same period of 2011.  Net investment income in the first six months of 2012 was $207 million, $22 million or 10% lower than in the same period of 2011.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decline in the Company’s consolidated net investment income in the second quarter and first six months of 2012 compared with the same periods of 2011.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2012 were $1.43 billion, $749 million or 34% lower than in the same period of 2011.  The decrease primarily reflected (i) a significant decline in catastrophe losses and, to a lesser extent, lower (ii) non-catastrophe weather-related losses and fire-related losses, and (iii) higher net favorable prior year reserve development, partially offset by the impact of loss cost trends.  Catastrophe losses in the second quarter of 2012 were $293 million, compared with $957 million in the same period of 2011.  Net favorable prior year reserve development in the second quarter of 2012 was $67 million, compared with $45 million in the same period of 2011. Net favorable prior year reserve development in the second quarter of 2012 was primarily driven by better than expected development related to catastrophe losses incurred in 2011, as well as favorable loss development in the 2007 — 2011 accident years for the umbrella line of business in the Homeowners and Other product line.  The 2011 total was driven by better than expected loss development related to catastrophe losses incurred in the first half of 2010, as well as favorable loss development in the 2006 — 2008 accident years for the umbrella line of business in the Homeowners and Other product line.

Claims and claim adjustment expenses in the first six months of 2012 were $2.75 billion, $611 million or 18% lower than in the same period of 2011, primarily reflecting the same factors described above, except that net favorable prior year reserve development in the first six months of 2012 was lower than in the same period of 2011.  Catastrophe losses in the first six months of 2012 and 2011 were $408 million and $1.01 billion, respectively.  Net favorable prior year reserve development in the first six months of 2012 and 2011 was $77 million and $100 million, respectively, driven by the same factors described above.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs in the second quarter of 2012 was $362 million, virtually level with the same period of 2011.  The amortization of deferred acquisition costs in the first six months of 2012 was $723 million, $5 million or 1% higher than in the same 2011 period.  The changes in both periods of 2012 were less than the increases in earned premiums for both periods, primarily reflecting lower fixed-value commission expense and growth in the Company’s direct to consumer business (for which no commission expense is incurred).

General and Administrative Expenses

General and administrative expenses in the second quarter of 2012 were $219 million, $6 million or 3% lower than in the same period of 2011.  General and administrative expenses in the first six months of 2012 were $433 million, $27 million, or 6%, lower than in the same period of 2011.  The decreases in both periods of 2012 were primarily driven by the timing of advertising and other costs associated with the Company’s direct to consumer business.

GAAP Combined Ratio

The GAAP combined ratio of 104.8% in the second quarter of 2012 was 40.7 points lower than the GAAP combined ratio of 145.5% in the same period of 2011.  The GAAP combined ratio of 101.3% in the first six months of 2012 was 18.8 points lower than the GAAP combined ratio of 120.1% in the same period of 2011.

The loss and loss adjustment expense ratio of 75.4% in the second quarter of 2012 was 40.2 points lower than the loss and loss adjustment expense ratio of 115.6% in the same period of 2011.  Catastrophe losses accounted for 15.3 points and 50.7 points of the loss and loss adjustment expense ratios in the second quarters of 2012 and 2011, respectively.  The loss and loss adjustment expense ratio for the second quarters of 2012 and 2011 included 3.5 points and 2.4 points of benefit, respectively, from net favorable prior year reserve development.  The 2012 second quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 3.7 points lower than the 2011 ratio on the same basis, reflecting declines in non-catastrophe weather-related losses and fire-related losses.

The loss and loss adjustment expense ratio of 72.1% in the first six months of 2012 was 17.7 points lower than the loss and loss adjustment expense ratio of 89.8% in the same period of 2011.  Catastrophe losses accounted for 10.7 points and 27.0 points of the loss and loss adjustment expense ratios in the first six months of 2012 and 2011, respectively.  The loss and loss adjustment expense ratio for the first six months of 2012 and 2011 included 2.1 points and 2.7 points of benefit, respectively, from net favorable prior year reserve development.  The 2012 six-month loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 2.0 points lower than the 2011 ratio on the same basis, also reflecting the same factors discussed above for the second quarter of 2012.

The underwriting expense ratio of 29.4% for the second quarter of 2012 was 0.5 points lower than the underwriting expense ratio of 29.9% in the same period of 2011.  In the first six months of 2012, the underwriting expense ratio of 29.2% was 1.1 points lower than the underwriting expense ratio of 30.3% in the same 2011 period.  The decreases in both periods of 2012 reflected growth in earned premiums and decreases in general and administrative expenses, primarily driven by the timing of advertising and other costs associated with the Company’s direct to consumer business.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Agency Automobile	$903	$952	$1,807	$1,875
Agency Homeowners and Other	1,135	1,136	2,047	2,027
Total Agency Personal Insurance	$2,038	$2,088	$3,854	$3,902

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Agency Automobile	$899	$948	$1,799	$1,866
Agency Homeowners and Other	1,064	1,078	1,919	1,923
Total Agency Personal Insurance	$1,963	$2,026	$3,718	$3,789

Gross agency written premiums in the second quarter and first six months of 2012 were 2% and 1% lower than in the respective periods of 2011.  Net agency written premiums in the second quarter and first six months of 2012 were 3% and 2% lower than in the respective periods of 2011.

In the Agency Automobile line of business, net written premiums in the second quarter and first six months of 2012 were 5% and 4% lower, respectively, than in the same periods of 2011.  Business retention rates remained strong, while new business levels in the second quarter and first six months of 2012 declined from the same periods of 2011.  Renewal premium changes remained positive in the second quarter and first six months of 2012 and increased over the same periods of 2011.

In the Agency Homeowners and Other line of business, net written premiums in the second quarter of 2012 were 1% lower than in the same period of 2011.  Net written premiums in the first six months of 2012 were virtually level with the same period of 2011. Adjusting for the impact of the written premiums ceded related to the Company’s new catastrophe bond program discussed in the “Catastrophe Reinsurance Coverage” section herein, net written premiums in the second quarter and first six months of 2012 were level with and slightly higher than the respective periods of 2011.  Business retention rates remained strong, while new business levels in the second quarter and first six months of 2012 declined from the same periods of 2011.  Renewal premium changes remained positive in the second quarter and first six months of 2012 and increased over the same periods of 2011.

For its Agency business, the Personal Insurance segment had approximately 7.5 million and 7.7 million active policies at June 30, 2012 and 2011, respectively.

In its direct to consumer business, net written premiums in the second quarter and first six months of 2012 were $39 million and $77 million, respectively, 18% and 22% higher than in the respective periods of 2011.  Active policies were 154,000 at June 30, 2012, an increase of 27% over the same date in 2011.

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011

Operating loss	$(66)	$(81)	$(134)	$(149)

The operating losses for Interest Expense and Other in the second quarter and first six months of 2012 were both $15 million lower than in the same periods of 2011.  After-tax interest expense in the second quarter and first six months of both 2012 and 2011 was $63 million and $125 million, respectively.

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

Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements, which are subject to a number of contingencies, in connection with a number of these direct action claims.  For a full discussion of these settlement agreements, including subsequent appeals and court decisions that have delayed their implementation, see the “Asbestos Direct Action Litigation” section of note 12 of notes to the unaudited consolidated financial statements.

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

Net asbestos paid losses in the first six months of 2012 were $114 million, compared with $110 million in the same period of 2011.  Net asbestos reserves were $2.33 billion at June 30, 2012, compared with $2.44 billion at June 30, 2011.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2012	2011
Beginning reserves:
Direct	$2,780	$2,941
Ceded	(341)	(393)
Net	2,439	2,548

Incurred losses and loss expenses:
Direct	—	—
Ceded	—	—
Net	—	—

Losses paid:
Direct	120	133
Ceded	(6)	(23)
Net	114	110

Ending reserves:
Direct	2,660	2,808
Ceded	(335)	(370)
Net	$2,325	$2,438

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

The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980’s.  These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants.  Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies.  Over the past several years, the Company has experienced generally favorable trends in overall environmental claim payments, in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters.  However, the degree to which those favorable trends have continued has been less than anticipated.  As a result, in the second quarters of 2012 and 2011, the Company increased its net environmental reserves by $90 million and $76 million, respectively.

Net environmental paid losses in the first six months of 2012 and 2011 were $44 million and $39 million, respectively.  At June 30, 2012, approximately 94% of the net environmental reserve (approximately $365 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 6% of the net environmental reserve (approximately $22 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2012	2011
Beginning reserves:
Direct	$346	$354
Ceded	(5)	(3)
Net	341	351

Incurred losses and loss expenses:
Direct	96	80
Ceded	(6)	(4)
Net	90	76

Losses paid:
Direct	46	40
Ceded	(2)	(1)
Net	44	39

Ending reserves:
Direct	396	394
Ceded	(9)	(6)
Net	$387	$388

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures discussed above, management believes that the reserves carried for asbestos and environmental claims at June 30, 2012 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments. (Also see note 12 of notes to the unaudited consolidated financial statements in this report).

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

INVESTMENT PORTFOLIO

The Company’s invested assets at June 30, 2012 were $72.94 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at June 30, 2012 was $64.71 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both June 30, 2012 and December 31, 2011.  In 2011, Standard & Poor’s downgraded the credit rating of securities issued by the U.S. government.  The downgrade had minimal impact on the overall credit quality of the Company’s fixed maturity portfolio.  Below investment grade securities represented 3.1% of the total fixed maturity investment portfolio at both June 30, 2012 and December 31, 2011.  The average effective duration of fixed maturities and short-term securities was 3.3 (3.5 excluding short-term securities) at June 30, 2012 and 3.2 (3.4 excluding short-term securities) at December 31, 2011.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at June 30, 2012 and December 31, 2011 included $38.95 billion and $39.02 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at June 30, 2012 and December 31, 2011 were $8.31 billion and $7.33 billion, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as pre-refunded bonds), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. Such escrow accounts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee and are almost exclusively comprised of U.S. Treasury securities.  Moody’s Investors Service has assigned negative outlooks to municipal securities in both the state sector and local government sector within the United States.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  The downgrade during 2008 and 2009 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of many such securities to the underlying rating of the respective security.  Of the insured municipal securities in the Company’s investment portfolio at June 30, 2012, approximately 98% were rated at A3 or above, and approximately 92% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at June 30, 2012.  The average credit rating of the entire municipal bond portfolio was “Aa1” at June 30, 2012 with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at June 30, 2012 and December 31, 2011 included $3.32 billion and $3.52 billion, respectively, of residential mortgage-backed securities including pass-through securities and collateralized mortgage obligations (CMO), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at June 30, 2012 and December 31, 2011 were $1.72 billion and $1.82 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.60 billion and $1.70 billion, at June 30, 2012 and December 31, 2011, respectively. Approximately 38% of the Company’s CMO holdings were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at both June 30, 2012 and December 31, 2011.  The average credit rating of the $996 million and $1.05 billion of non-guaranteed CMO holdings at June 30, 2012 and December 31, 2011, respectively, was “Ba2” and “Ba1,” respectively.  The average credit rating of all of the above securities was “Aa3” at both June 30, 2012 and December 31, 2011.

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

Alternative Documentation Mortgages and Sub-Prime Mortgages

At June 30, 2012 and December 31, 2011, the Company’s fixed maturity investment portfolio included collateralized mortgage obligations backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $345 million and $351 million, respectively (comprising approximately 0.5% of the Company’s total fixed maturity investments at both dates).  The continued disruption in secondary investment markets provided the Company with the opportunity to selectively acquire additional mortgage-backed securities at discounted prices in recent years.  The Company purchased $11 million and $128 million of such securities in the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities’ requirements for credit score but do not meet the government-sponsored entities’ guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Baa3” and “Baa2” at June 30, 2012 and December 31, 2011, respectively.

Commercial Mortgage-Backed Securities and Project Loans

At June 30, 2012 and December 31, 2011, the Company held commercial mortgage-backed securities (including FHA project loans) of $431 million and $446 million, respectively.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information about these invested asset classes.

Other Investments

At June 30, 2012 and December 31, 2011, the carrying value of the Company’s other investments was $3.47 billion and $3.45 billion, respectively.  The Company’s other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company’s fixed maturity investments.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  Net investment income provided by these asset classes was $230 million and $237 million in the six months ended June 30, 2012 and 2011, respectively.

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

The following table summarizes the Company’s coverage under its General Catastrophe Reinsurance Treaty, effective for the period July 1, 2012 through June 30, 2013, as well as certain other catastrophe-related coverages:

Layer of Loss	Reinsurance Coverage In-Force
$0 - $1.5 billion	Loss 100% retained by the Company, except for certain losses covered by the Earthquake Excess-of-Loss Treaty as described below.

$1.5 billion - $2.25 billion

53.3% ($400 million) of loss covered by treaty; 46.7% ($350 million) of loss retained by the Company. Additionally, certain losses incurred in the Northeastern United States are covered by the Catastrophe Bond Programs as described below.

Greater than $2.25 billion

100% of loss retained by the Company, except for certain losses incurred in the Northeastern United States, which are covered by the Catastrophe Bond Programs and Northeast Catastrophe Treaty as described below.

Catastrophe Bond Program.  With respect to Longpoint Re II, one of the Company’s catastrophe bond programs, the attachment point for index-based losses and the maximum limit in the program’s two reinsurance agreements are reset annually using a third-party proprietary computer model to estimate potential hurricane losses for the entire industry.  Each reinsurance agreement provides up to $250 million of coverage on a proportional basis from losses resulting from certain hurricane events in the northeastern United States.  The two reinsurance agreements expire in December 2012 and 2013, respectively.  The purpose of the annual reset is to maintain modeled probabilities of attachment and expected loss on the respective catastrophe bonds equal to their initial modeled probabilities. The attachment point for the indexed-based losses and maximum limit were reset in April 2012 using a new version of the third-party proprietary computer model.  Accordingly, for the period May 1, 2012 through December 18, 2012, the Company will be entitled to begin recovering amounts under the two reinsurance agreements if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $3.500 billion, up from $2.208 billion.  For the period December 19, 2012 through December 18, 2013, the Company will be able to collect up to $250 million from the remaining reinsurance contract that expires in December 2013.  The full $250 million coverage amount of each agreement is available on a proportional basis until index-based losses reach a maximum $4.358 billion limit, up from $2.793 billion.  Covered losses under the agreement are limited to the following geographic locations: Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.

On June 6, 2012, Long Point Re III Ltd. (“Long Point Re III”), a newly formed independent Cayman Islands insurance company, completed an offering of $250 million aggregate principal amount of catastrophe bonds to investors.  In connection with the offering, the Company and Long Point Re III entered into a three-year reinsurance agreement providing coverage to the Company for losses from a hurricane in the northeastern United States.  Coverage under the agreement is subject to a $2.0 billion retention, after which the Company is entitled to recover 50% of losses, up to a maximum recovery of $250 million.  The attachment point, maximum limit and insurance percentage are reset annually to maintain modeled probabilities of attachment and expected loss on the respective catastrophe bonds equal to the initial modeled probabilities of attachment and expected loss.  The business covered by the reinsurance agreement comprises specified property and related coverages in the Company’s Personal Insurance segment, and within the “Select Accounts” and the “Commercial Accounts” business groups within the Company’s Business Insurance segment.  Covered losses under the agreement are limited to the following geographic locations: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Vermont.  Similar to Longpoint Re II, in Long Point Re III the proceeds of the offering were deposited in a reinsurance trust account.  In addition, the permitted investments for such proceeds are of the same type as in Longpoint Re II in all material respects, except that in Long Point Re III the money market funds must have been rated AAAm by Standard & Poor’s on the issuance date of the bonds and thereafter must only be rated by S&P.  Long Point Re III was structured similarly to Longpoint Re II but does not utilize a dual trigger reinsurance agreement that is based on an index.  Accordingly, the Company is not the primary beneficiary of Long Point Re III (i.e., does not consolidate that entity in the Company’s consolidated financial statements) and the reinsurance agreement is accounted for as reinsurance.  See the “Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the structure of and accounting for Longpoint Re II.

Other Catastrophe Reinsurance Treaties.  In addition to its general catastrophe treaty and its multi-year catastrophe bond program, the Company also is party to a northeast general catastrophe treaty, a general catastrophe aggregate excess-of-loss reinsurance treaty, an earthquake excess-of-loss reinsurance treaty and several international reinsurance treaties.

Northeast General Catastrophe Reinsurance Treaty.  The northeast general catastrophe treaty provides up to $600 million of coverage, subject to a $2.25 billion retention, for losses arising from hurricanes, tornadoes, hailstorms, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2012 through June 30, 2013.  Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico and waters contiguous thereto may be used to satisfy the retention.  Recoveries under the catastrophe bond programs (if any) would be first applied to reduce losses subject to this treaty.

General Catastrophe Aggregate Excess-of-Loss Reinsurance Treaty — See “Reinsurance” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Earthquake Excess-of-Loss Reinsurance Treaty. The earthquake excess-of-loss treaty provides for up to $142.5 million of coverage, subject to a $125 million retention, for earthquake losses incurred under policies written by the National Property business unit in the Company’s Business Insurance segment for the period July 1, 2012 through June 30, 2013.

The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Reinsurance Recoverables” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	June 30, 2012	December 31, 2011
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$5,522	$6,255
Allowance for uncollectible reinsurance	(270)	(345)
Net reinsurance recoverables	5,252	5,910
Mandatory pools and associations	1,961	2,020
Structured settlements	3,191	3,225
Total reinsurance recoverables	$10,404	$11,155

The $658 million decline in net reinsurance recoverables since December 31, 2011 primarily reflected the impact of cash collections, including commutation agreements, and the impact of net favorable prior year reserve development in the first six months of 2012.

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

Given the possibility that more active weather patterns such as the Company experienced in recent periods may continue, as well as the possibility that interest rates may remain low for some period of time, along with the current level of profitability in certain of its product lines, the Company is undertaking efforts to improve its underwriting margins.  These efforts include seeking improved rates, as well as improved terms and conditions on many of its insurance products, and may also include other initiatives, such as reducing operating expenses and acquisition costs.  These efforts may not be successful and/or may result in lower retention and new business levels and therefore lower business volumes.  Nonetheless, the Company currently expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong relative to historical experience.  The Company also expects to continue to achieve renewal price increases during the remainder of 2012 and into 2013.  In the Business Insurance segment, the Company expects that renewal premium changes during the remainder of 2012 and into 2013 will be broadly consistent with the higher levels attained in the first six months of 2012 and will be driven by increases in both renewal rate changes and, subject to the economic uncertainties discussed below, insured exposures.  In the Financial, Professional & International Insurance segment, the Company expects that renewal premium changes will modestly improve during the remainder of 2012 and into 2013 compared to the first six months of 2012.  In the Personal Insurance segment, the Company expects both Agency Automobile and Agency Homeowners and Other renewal premium changes during the remainder of 2012 and into 2013 will remain positive and will be slightly higher than in the first six months of 2012 based on the Company’s actions to file for rate increases.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business.  Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2012 and into 2013 for new business, not only in Business Insurance and Financial, Professional & International Insurance, but especially in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as “comparative raters,” has increased the focus on price over other competitive factors.  In addition, in Personal Insurance, as in other segments, the need to keep pace with technological changes, such as telematics and other usage-based methods of determining premiums, may become an increasingly important competitive factor.  In Personal Insurance, the Company’s efforts to seek improved rates and terms and conditions have impacted, and are likely to continue to impact, the level of new business.  See “Item 1A—Risk Factors—The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In addition, the Company launched a new distribution channel in 2009 that markets personal insurance products directly to consumers, which is expected to generate modest growth in premium volume for Personal Insurance during the remainder of 2012 and into 2013.

Current economic conditions have been somewhat volatile and there is increased uncertainty as to whether the U.S. or the global economy will grow modestly, remain stagnant or enter a recession.  Economic growth experienced in 2011 and the first six months of 2012 may or may not continue, or may continue at a slower rate for an extended period of time.  In addition, some economic conditions, such as the commercial and residential real estate environment and employment rates, may continue to be weak.  If weak economic conditions persist or deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates.  Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could adversely impact net written premiums during the remainder of 2012 and into 2013 and, since earned premiums lag net written premiums, earned premiums could be adversely impacted during the remainder of and following 2012.

Underwriting Gain/Loss.  The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

Catastrophe and other weather-related losses are inherently unpredictable from period to period.  The Company experienced significant catastrophe and other weather-related losses in recent periods which adversely impacted its results of operations. The Company’s results of operations would continue to be adversely impacted if significant catastrophe and other weather-related losses were to occur during the remainder of 2012 and into 2013.  Increased late reporting of weather-related losses by claimants over the last several years, particularly losses from hail damage, has also given rise to higher losses than the Company previously expected and has adversely impacted the Company’s results of operations. Actions that the Company has taken in response to increased catastrophe and other weather-related losses, including increased pricing in some areas, changes to terms and conditions and an increased focus on fraud detection, may not be successful.

The Company utilizes reinsurance treaties with unaffiliated reinsurers and catastrophe bonds to manage its exposure to losses resulting from catastrophes, as discussed in the “Catastrophe Reinsurance Coverage” section herein.

In recent years, the Company’s results have included significant amounts of net favorable prior year reserve development, although at lower levels in recent periods, driven by better than expected loss experience in all of the Company’s segments.  The lower level of net favorable prior year reserve development in recent periods may have been in part due to the Company’s reserve estimation process incorporating those factors that led to the higher levels of net favorable prior year reserve development in previous years.  If that trend continues, the better than expected loss experience may continue at these recent lower levels, or even lower levels.  However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods.  In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods.

In Business Insurance, the Company expects that the anticipated impact of increases in renewal premium changes, partially offset by an expected modest increase in underlying losses, and weather patterns consistent with the Company’s expectations will likely result in underlying underwriting margins during the remainder of 2012 and into 2013 that are higher than in 2011 and the first six months of 2012.  In Financial, Professional & International Insurance, the Company expects that the anticipated impact of lower underlying losses in the segment and the improving trend in renewal premium changes in Bond & Financial Products, partially offset by higher employee- and technology-related costs to enhance operations and support future business growth in International, will likely result in underlying underwriting margins during the remainder of 2012 and into 2013 that are modestly higher than in 2011 and the first six months of 2012.  In Personal Insurance, the Company anticipates higher underlying underwriting margins during the remainder of 2012 and into 2013 as compared with the corresponding prior period quarters, reflecting the anticipated impact of continued positive renewal premium changes, partially offset by an increase in underlying losses, and weather patterns consistent with the Company’s expectations. Also in Personal Insurance, the Company’s direct to consumer initiative, as discussed above, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

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

Net investment income is a material contributor to the Company’s results of operations.  Long-term interest rates remain at very low levels by historical standards.  As a result, the Company expects investment returns for its fixed maturity investment portfolio to be slightly lower during the remainder of 2012 and into 2013 than in recent periods due to lower reinvestment yields available for maturing long-term fixed maturity investments. Short-term interest rates are expected to remain at or near historically low levels during the remainder of 2012 and into 2013.  Given recent general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio for the remainder of 2012 to be generally consistent with the second half of 2011.  If general economic conditions and/or investment market conditions deteriorate in the remainder of 2012, the Company could also experience a reduction in net investment income and/or significant realized investment losses, including impairments.  For further discussion of the Company’s investment portfolio, see “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in this report.  For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected” and “Our investment portfolio may suffer reduced returns or material realized or unrealized losses” included in “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders.  In recent years, the Company has returned capital to its shareholders, comprising dividends to common shareholders and common share repurchases, in amounts that have exceeded its operating income.  During the remainder of 2012 and into 2013, the Company expects that the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income.  In addition, actual amounts of common share repurchases will also depend on a variety of additional factors, including corporate and regulatory requirements, maintaining capital levels commensurate with the Company’s existing ratings from independent rating agencies, share price, funding of the Company’s qualified pension plan, strategic initiatives and other market conditions.  For information regarding the Company’s common share repurchases in 2012, see “Liquidity and Capital Resources” in this report.

The Company had a net after-tax unrealized investment gain of $2.87 billion in its fixed maturity investment portfolio at June 30, 2012.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

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

At June 30, 2012, total cash and short-term invested assets aggregating $1.98 billion and having a weighted average maturity of 66 days were held in the United States by the holding company.  These assets are sufficient to meet the holding company’s current liquidity requirements and are in excess of the Company’s minimum target level, comprising the Company’s estimated annual pretax interest expense and common shareholder dividends, and currently totaling approximately $1.1 billion.  These liquidity requirements primarily include shareholder dividends, debt service and contributions to its qualified pension plan from time to time.

The holding company is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of June 30, 2012, as such earnings are intended to be permanently reinvested in those operations. Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at June 30, 2012.

The Company has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time.  The Company also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in 2013.  This line of credit also supports the Company’s $800 million commercial paper program, of which $100 million was outstanding at June 30, 2012.  The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company currently utilizes uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $433 million to provide much of the capital needed to support its obligations at Lloyd’s.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first six months of 2012 and 2011 were $1.27 billion and $901 million, respectively.  Cash flows in the first six months of 2012 compared with the same period of 2011 reflected a lower level of paid losses (including the impact of lower catastrophe losses), higher collections on reinsurance recoverables, a higher level of collected premiums and lower levels of paid operating expenses.  These factors were partially offset by lower receipts related to net investment income.

Investing Activities

Net cash flows used in investing activities in the first six months of 2012 were $81 million, compared with net cash flows provided by investing activities in the first six months of 2011 of $655 million.  The Company’s consolidated total investments at June 30, 2012 increased by $243 million from year-end 2011, driven by operating cash flows of $1.27 billion and a $169 million pretax increase in net pretax unrealized appreciation of investments in the first six months of 2012, largely offset by the Company’s common share repurchases of $707 million under its share repurchase authorization, common shareholder dividends of $341 million and debt repayments of $258 million in the first six months of 2012.

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

Financing Activities

Net cash flows used in financing activities in the first six months of 2012 and 2011 were $1.17 billion and $1.49 billion, respectively.  The totals in both periods primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.  In addition, the 2012 total included debt repayments of $258 million.

Dividends.  Dividends paid to shareholders were $341 million and $329 million in the first six months of 2012 and 2011, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On July 19, 2012, the Company announced that it declared a regular quarterly dividend of $0.46 per share, payable September 28, 2012 to shareholders of record on September 10, 2012.

Debt Maturities.  On May 29, 2012, the Company purchased and retired $8.5 million aggregate principal amount of its 6.25% fixed-to-floating rate junior subordinated debentures due March 15, 2067 in an open market transaction. The Company’s $250 million, 5.375% senior notes matured on June 15, 2012 and were paid from existing holding company liquidity.

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, common share price, catastrophe losses, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  During the three months and six months ended June 30, 2012, the Company repurchased 5.6 million and 11.6 million shares, respectively, under its share repurchase authorization, for a total cost of approximately $350 million and $700 million, respectively.  The average cost per share repurchased was $62.40 and $60.51, respectively.  At June 30, 2012, the Company had $2.91 billion of capacity remaining under the share repurchase authorization.

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

Capital Structure.  The following table summarizes the components of the Company’s capital structure at June 30, 2012 and December 31, 2011.

(in millions)	June 30, 2012	December 31, 2011
Debt:
Short-term	$600	$350
Long-term	5,761	6,269
Net unamortized fair value adjustments and debt issuance costs	(12)	(14)
Total debt	6,349	6,605

Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	22,919	22,472
Accumulated other comprehensive income	2,130	2,005
Total shareholders’ equity	25,049	24,477
Total capitalization	$31,398	$31,082

The $316 million increase in total capitalization from December 31, 2011 primarily reflected the impact of net income of $1.31 billion, partially offset by common share repurchases under the Company’s share repurchase authorization totaling $700 million and shareholder dividends of $343 million in the first six months of 2012.

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	June 30, 2012	December 31, 2011

Total capitalization excluding net unrealized gain on investments	$28,418	$28,211
Net unrealized gain on investments, net of taxes	2,980	2,871
Total capitalization	$31,398	$31,082

Debt-to-total capital ratio	20.2%	21.3%
Debt-to-total capital ratio excluding net unrealized gain on investments	22.3%	23.4%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s debt-to-total capital ratio of 22.3% at June 30, 2012 calculated on this basis was within the Company’s target range.

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

International Association of Insurance Supervisors Guidance for Determining Global Systemically Important Insurers.  The IAIS is working with the Financial Stability Board created by the G-20 and is developing a methodology for determining whether and which, if any, insurance companies pose a systemic risk to the global economy.  Such insurers would be designated “global systemically important insurers” (G-SIIs) and would likely be subject to higher capital requirements, enhanced supervision or both.  The IAIS has released for comment proposed methodology for identifying potential G-SIIs but has not yet decided upon the criteria for or the consequences of such designation. A determination of the criteria is expected later in 2012.  See “Risk Factors—New regulations outside of the U.S., including in the European Union, could adversely impact our results of operations and limit our growth” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  The following rating agency actions were taken with respect to the Company since April 19, 2012, the date on which the Company’s Form 10-Q for the quarter ended March 31, 2012 was filed with the Securities and Exchange Commission.  For additional discussion of ratings and the potential impacts of a downgrade in such ratings, see the “Ratings” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

•                  On May 4, 2012, Moody’s affirmed all ratings of the Company.  The outlook for all ratings is stable.

•                  On May 10, 2012, A.M. Best affirmed all ratings of the Company.  The outlook for all ratings is stable.

•                  On June 15, 2012, Fitch affirmed all ratings of the Company.  The outlook for all ratings is stable.

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

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $3.06 billion at June 30, 2012) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2012			December 31, 2011
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,424	$9,275	$14,699	$5,571	$9,657	$15,228
Property	926	634	1,560	1,025	643	1,668
Commercial multi-peril	2,023	1,874	3,897	2,153	1,792	3,945
Commercial automobile	2,384	1,199	3,583	2,388	1,121	3,509
Workers’ compensation	9,753	7,490	17,243	9,649	7,348	16,997
Fidelity and surety	490	1,050	1,540	500	1,029	1,529
Personal automobile	1,989	699	2,688	2,038	736	2,774
Homeowners and personal—other	653	989	1,642	778	814	1,592
International and other	2,220	1,685	3,905	2,370	1,741	4,111
Property-casualty	25,862	24,895	50,757	26,472	24,881	51,353
Accident and health	36	—	36	39	—	39

Claims and claim adjustment expense reserves	$25,898	$24,895	$50,793	$26,511	$24,881	$51,392

The $599 million decrease in gross claims and claim adjustment expense reserves since December 31, 2011 primarily reflected the impact of net favorable prior year reserve development and payments related to significant catastrophe losses incurred in 2011 as well as operations in runoff, including asbestos and environmental claims, partially offset by the increase in loss cost trends and catastrophe losses incurred in the first six months of 2012.

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

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. Specifically, statements about the Company’s share repurchase plans, expected margin improvement, future pension plan contributions and the potential impact of investment markets and other economic conditions on the Company’s investment portfolio and underwriting results, among others, are forward looking, and the Company may also make forward-looking statements about, among other things:

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

•                  the intense competition that the Company faces could harm its ability to maintain or increase its business volumes, its pricing levels and/or its profitability;

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

FORWARD-LOOKING STATEMENTS, Continued

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

•                  the Company could be adversely affected if its controls designed to ensure compliance with guidelines, policies and legal and regulatory standards are not effective;

•                  the Company’s businesses may be adversely affected if it is unable to hire and retain qualified employees;

•                  loss of or significant restriction on the use of credit scoring in the pricing and underwriting of Personal Insurance products could reduce the Company’s future profitability; and

•                  the Company’s repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, common share price, catastrophe losses, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 12 of notes to the Company’s unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2012	April 30, 2012	1,432,522	$60.72	1,426,863	$3,172,676,248
May 1, 2012	May 31, 2012	2,106,618	$63.61	2,105,356	$3,038,754,417
June 1, 2012	June 30, 2012	2,078,964	$62.33	2,077,706	$2,909,251,858
Total		5,618,104	$62.40	5,609,925	$2,909,251,858

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, Continued

The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, common share price, catastrophe losses, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.

The Company acquired 8,179 shares during the three months ended June 30, 2012 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

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

As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer, was the only “named executive officer” (i.e., an executive officer named in the compensation disclosures in the Company’s proxy statement) that has entered into a Rule 10b5-1 trading plan that remains in effect.  The trading plan extends approximately eight months from the date of this report.  Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary (as such amount is calculated for purposes of the stock ownership guidelines).  See “Compensation Discussion and Analysis—Stock Ownership Guidelines” in the Company’s proxy statement filed with the SEC on April 10, 2012.

Item 6.   EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 19, 2012	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman
Senior Vice President
(Authorized Signatory)

Date: July 19, 2012	By	/S/ DOUGLAS K. RUSSELL
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

10.1	†	Current Director Compensation Program, effective as of May 23, 2012.

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends.

31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Statement of Income (Loss) for the three months and six months ended June 30, 2012 and 2011; (ii) Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2012 and 2011; (iii) Consolidated Balance Sheet at June 30, 2012 and December 31, 2011; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

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