Form 10-Q
period 2012-09-30
TRAVELERS COMPANIES, INC.
filed 2012-10-18
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 15, 2012 was 381,449,123.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2012

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues
Premiums	$5,666	$5,605	$16,718	$16,479
Net investment income	722	690	2,200	2,227
Fee income	92	79	233	227
Net realized investment gains (losses)	(2)	2	12	41
Other revenues	34	31	100	99

Total revenues	6,512	6,407	19,263	19,073

Claims and expenses
Claims and claim adjustment expenses	3,359	4,136	10,509	12,659
Amortization of deferred acquisition costs	986	982	2,933	2,900
General and administrative expenses	904	860	2,681	2,650
Interest expense	93	97	285	290

Total claims and expenses	5,342	6,075	16,408	18,499

Income before income taxes	1,170	332	2,855	574
Income tax expense (benefit)	306	(1)	686	(234)

Net income	$864	$333	$2,169	$808

Net income per share
Basic	$2.23	$0.80	$5.55	$1.90

Diluted	$2.21	$0.79	$5.50	$1.88

Weighted average number of common shares outstanding
Basic	384.0	415.0	388.0	420.4

Diluted	387.9	418.5	391.5	425.6

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$17	$9	$28	$16
Non-credit component of impairments recognized in accumulated other comprehensive income	(20)	(21)	(39)	(36)

Other-than-temporary impairment losses	(3)	(12)	(11)	(20)
Other net realized investment gains	1	14	23	61

Net realized investment gains (losses)	$(2)	$2	$12	$41

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$864	$333	$2,169	$808

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	470	687	609	1,226
Having credit losses recognized in the consolidated statement of income	41	(9)	71	9
Net changes in benefit plan assets and obligations	22	20	64	57
Net changes in unrealized foreign currency translation and other changes	65	(180)	43	(94)

Other comprehensive income before income taxes	598	518	787	1,198
Income tax expense	192	197	256	421

Other comprehensive income, net of taxes	406	321	531	777

Comprehensive income	$1,270	$654	$2,700	$1,585

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $61,003 and $59,994)	$65,873	$64,232
Equity securities, available for sale, at fair value (cost $439 and $414)	629	559
Real estate investments	893	865
Short-term securities	3,641	3,594
Other investments	3,454	3,451

Total investments	74,490	72,701

Cash	220	214
Investment income accrued	705	768
Premiums receivable	6,040	5,730
Reinsurance recoverables	10,240	11,155
Ceded unearned premiums	987	828
Deferred acquisition costs	1,860	1,786
Deferred taxes	—	7
Contractholder receivables	4,886	5,186
Goodwill	3,365	3,365
Other intangible assets	393	433
Other assets	2,259	2,402

Total assets	$105,445	$104,575

Liabilities
Claims and claim adjustment expense reserves	$50,258	$51,392
Unearned premium reserves	11,624	11,102
Contractholder payables	4,886	5,186
Payables for reinsurance premiums	479	389
Deferred taxes	487	—
Debt	6,350	6,605
Other liabilities	5,456	5,424

Total liabilities	79,540	80,098

Shareholders’ equity
Common stock (1,750.0 shares authorized; 382.0 and 392.8 shares issued and outstanding)	21,085	20,732
Retained earnings	21,226	19,579
Accumulated other comprehensive income	2,536	2,005
Treasury stock, at cost (366.8 and 349.0 shares)	(18,942)	(17,839)

Total shareholders’ equity	25,905	24,477

Total liabilities and shareholders’ equity	$105,445	$104,575

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the nine months ended September 30,	2012	2011
Convertible preferred stock—savings plan
Balance, beginning of year	$—	$68
Redemptions during period	—	(5)
Conversion to common stock	—	(63)

Balance, end of period	—	—

Common stock
Balance, beginning of year	20,732	20,162
Employee share-based compensation	219	286
Common shares issued — conversion of preferred stock	—	93
Compensation amortization under share-based plans and other changes	134	123

Balance, end of period	21,085	20,664

Retained earnings
Balance, beginning of year	19,579	18,847
Net income	2,169	808
Dividends	(522)	(503)
Premium on preferred stock converted to common stock	—	(30)
Other	—	5

Balance, end of period	21,226	19,127

Accumulated other comprehensive income, net of tax
Balance, beginning of year	2,005	1,255
Other comprehensive income	531	777

Balance, end of period	2,536	2,032

Treasury stock (at cost)
Balance, beginning of year	(17,839)	(14,857)
Treasury shares acquired — share repurchase authorization	(1,050)	(1,712)
Net shares acquired related to employee share-based compensation plans	(53)	(82)

Balance, end of period	(18,942)	(16,651)

Total common shareholders’ equity	25,905	25,172

Total shareholders’ equity	$25,905	$25,172

Common shares outstanding
Balance, beginning of year	392.8	434.6
Treasury shares acquired — share repurchase authorization	(17.0)	(30.1)
Net shares issued under employee share-based compensation plans	6.2	6.8
Common shares issued — conversion of preferred stock	—	1.5

Balance, end of period	382.0	412.8

See notes to consolidated financial statements (unaudited).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the nine months ended September 30,	2012	2011
Cash flows from operating activities
Net income	$2,169	$808
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(12)	(41)
Depreciation and amortization	618	599
Deferred federal income tax expense	221	159
Amortization of deferred acquisition costs	2,933	2,900
Equity in income from other investments	(271)	(279)
Premiums receivable	(307)	(439)
Reinsurance recoverables	926	246
Deferred acquisition costs	(3,005)	(2,988)
Claims and claim adjustment expense reserves	(1,196)	740
Unearned premium reserves	506	612
Other	184	(499)

Net cash provided by operating activities	2,766	1,818

Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,855	5,241
Proceeds from sales of investments:
Fixed maturities	724	842
Equity securities	31	51
Real estate investments	3	1
Other investments	516	482
Purchases of investments:
Fixed maturities	(7,677)	(6,224)
Equity securities	(39)	(118)
Real estate investments	(62)	(41)
Other investments	(292)	(758)
Net sales (purchases) of short-term securities	(41)	813
Securities transactions in course of settlement	53	196
Other	(229)	(248)

Net cash provided by (used in) investing activities	(1,158)	237

Cash flows from financing activities
Payment of debt	(258)	(8)
Dividends paid to shareholders	(519)	(500)
Issuance of common stock — employee share options	247	270
Treasury stock acquired — share repurchase authorization	(1,056)	(1,755)
Treasury stock acquired — net employee share-based compensation	(52)	(46)
Excess tax benefits from share-based payment arrangements	32	17

Net cash used in financing activities	(1,606)	(2,022)

Effect of exchange rate changes on cash	4	(2)

Net increase in cash	6	31
Cash at beginning of year	214	200

Cash at end of period	$220	$231

Supplemental disclosure of cash flow information
Income taxes paid	$310	$277
Interest paid	$226	$226

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

Adoption of Accounting Standards Updates

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (FASB) issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied.  Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact a reporting unit’s fair value and lead to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill.  If an entity determines that it is more likely than not, it must perform an impairment test.

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

Reconsideration of Effective Control for Repurchase Agreements

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

Accounting Standards Not Yet Adopted

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB issued updated guidance regarding the impairment test applicable to indefinite-lived intangible assets that is similar to the impairment guidance applicable to goodwill.  Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value.  If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed.  The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset.  If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess.

The updated guidance is effective for the quarter ending March 31, 2013.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                                      SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income (loss) and total assets by reportable business segments:

(for the three months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2012
Premiums	$2,982	$772	$1,912	$5,666
Net investment income	524	97	101	722
Fee income	92	—	—	92
Other revenues	9	8	17	34

Total operating revenues (1)	$3,607	$877	$2,030	$6,514

Operating income (1)	$543	$180	$206	$929

2011
Premiums	$2,890	$799	$1,916	$5,605
Net investment income	487	101	102	690
Fee income	78	1	—	79
Other revenues	8	6	17	31

Total operating revenues (1)	$3,463	$907	$2,035	$6,405

Operating income (loss) (1)	$294	$211	$(108)	$397

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income (loss) for reportable business segments equals net income (loss) excluding the after-tax impact of net realized investment gains (losses).

(for the nine months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2012
Premiums	$8,718	$2,275	$5,725	$16,718
Net investment income	1,592	300	308	2,200
Fee income	232	1	—	233
Other revenues	31	21	52	104

Total operating revenues (1)	$10,573	$2,597	$6,085	$19,255

Operating income (1)	$1,517	$511	$331	$2,359

2011
Premiums	$8,437	$2,382	$5,660	$16,479
Net investment income	1,584	312	331	2,227
Fee income	226	1	—	227
Other revenues	27	19	53	99

Total operating revenues (1)	$10,274	$2,714	$6,044	$19,032

Operating income (loss) (1)	$909	$495	$(409)	$995

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income (loss) for reportable business segments equals net income (loss) excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Revenue reconciliation
Earned premiums
Business Insurance:
Workers’ compensation	$841	$750	$2,378	$2,142
Commercial automobile	488	491	1,462	1,444
Property	414	405	1,207	1,207
General liability	444	442	1,313	1,299
Commercial multi-peril	785	796	2,333	2,336
Other	10	6	25	9

Total Business Insurance	2,982	2,890	8,718	8,437

Financial, Professional & International Insurance:
Fidelity and surety	240	241	699	724
General liability	216	208	633	623
International	274	311	818	920
Other	42	39	125	115

Total Financial, Professional & International Insurance	772	799	2,275	2,382

Personal Insurance:
Automobile	916	935	2,762	2,781
Homeowners and other	996	981	2,963	2,879

Total Personal Insurance	1,912	1,916	5,725	5,660

Total earned premiums	5,666	5,605	16,718	16,479
Net investment income	722	690	2,200	2,227
Fee income	92	79	233	227
Other revenues	34	31	104	99

Total operating revenues for reportable segments	6,514	6,405	19,255	19,032
Other revenues	—	—	(4)	—
Net realized investment gains (losses)	(2)	2	12	41

Total consolidated revenues	$6,512	$6,407	$19,263	$19,073

Income reconciliation, net of tax
Total operating income for reportable segments	$929	$397	$2,359	$995
Interest Expense and Other (1)	(62)	(65)	(196)	(214)

Total operating income	867	332	2,163	781
Net realized investment gains (losses)	(3)	1	6	27

Total consolidated net income	$864	$333	$2,169	$808

(1)                  The primary component of Interest Expense and Other was after-tax interest expense of $60 million and $63 million for the three months ended September 30, 2012 and 2011, respectively, and $185 million and $189 million for the nine months ended September 30, 2012 and 2011, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	September 30, 2012	December 31, 2011

Asset reconciliation:
Business Insurance	$77,634	$76,909
Financial, Professional & International Insurance	13,620	13,355
Personal Insurance	13,681	13,614

Total assets for reportable segments	104,935	103,878
Other assets (1)	510	697

Total consolidated assets	$105,445	$104,575

(1)                  The primary components of other assets at both dates were other intangible assets.  The December 31, 2011 total also included deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at September 30, 2012, in millions)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,088	$83	$—	$2,171
Obligations of states, municipalities and political subdivisions:
Pre-refunded	8,199	599	—	8,798
All other	28,042	2,415	3	30,454

Total obligations of states, municipalities and political subdivisions	36,241	3,014	3	39,252
Debt securities issued by foreign governments	2,281	85	—	2,366
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,872	284	2	3,154
All other corporate bonds	17,495	1,419	17	18,897
Redeemable preferred stock	26	7	—	33

Total	$61,003	$4,892	$22	$65,873

	Amortized	Gross Unrealized		Fair
(at December 31, 2011, in millions)	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,396	$101	$—	$2,497
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,820	513	1	7,332
All other	29,391	2,303	4	31,690

Total obligations of states, municipalities and political subdivisions	36,211	2,816	5	39,022
Debt securities issued by foreign governments	2,228	91	1	2,318
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,288	249	22	3,515
All other corporate bonds	15,845	1,066	61	16,850
Redeemable preferred stock	26	4	—	30

Total	$59,994	$4,327	$89	$64,232

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Pre-refunded bonds of $8.80 billion and $7.33 billion at September 30, 2012 and December 31, 2011, respectively, were bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at September 30, 2012, in millions)	Cost	Gains	Losses	Value

Common stock	$343	$155	$2	$496
Non-redeemable preferred stock	96	37	—	133

Total	$439	$192	$2	$629

		Gross Unrealized		Fair
(at December 31, 2011, in millions)	Cost	Gains	Losses	Value

Common stock	$311	$120	$3	$428
Non-redeemable preferred stock	103	29	1	131

Total	$414	$149	$4	$559

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at September 30, 2012 and December 31, 2011, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 months		12 months or longer		Total
(at September 30, 2012, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$51	$—	$—	$—	$51	$—
Obligations of states, municipalities and political subdivisions	228	—	45	3	273	3
Debt securities issued by foreign governments	37	—	—	—	37	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	8	—	37	2	45	2
All other corporate bonds	468	8	113	9	581	17

Total fixed maturities	792	8	195	14	987	22

Equity securities
Common stock	26	2	—	—	26	2
Non-redeemable preferred stock	17	—	—	—	17	—

Total equity securities	43	2	—	—	43	2

Total	$835	$10	$195	$14	$1,030	$24

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2011, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$356	$—	$—	$—	$356	$—
Obligations of states, municipalities and political subdivisions	27	—	191	5	218	5
Debt securities issued by foreign governments	96	1	2	—	98	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	362	12	155	10	517	22
All other corporate bonds	1,295	42	105	19	1,400	61

Total fixed maturities	2,136	55	453	34	2,589	89

Equity securities
Common stock	64	3	—	—	64	3
Non-redeemable preferred stock	37	1	7	—	44	1

Total equity securities	101	4	7	—	108	4

Total	$2,237	$59	$460	$34	$2,697	$93

The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at September 30, 2012, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	1	—	—	3	4

Total fixed maturities	1	—	—	3	4
Equity securities	—	—	—	—	—

Total	$1	$—	$—	$3	$4

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—	—
Debt securities issued by foreign governments	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	5	3	9
All other corporate bonds	1	2	4	5
Redeemable preferred stock	—	—	—	—

Total fixed maturities	1	7	7	14

Equity securities
Common stock	1	5	1	6
Non-redeemable preferred stock	1	—	1	—

Total equity securities	2	5	2	6
Other investments	—	—	2	—

Total	$3	$12	$11	$20

The following tables present the changes during the reporting period in the credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in other comprehensive income:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	2012
(for the three months ended September 30, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$61	$—	$—	$(1)	$1	$61
All other corporate bonds	99	—	1	—	1	101

Total fixed maturities	$160	$—	$1	$(1)	$2	$162

(for the nine months ended September 30, in millions)
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$58	$—	$3	$(1)	$1	$61
All other corporate bonds	94	—	4	—	3	101

Total fixed maturities	$152	$—	$7	$(1)	$4	$162

	2011
(for the three months ended September 30, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$51	$—	$4	$—	$—	$55
All other corporate bonds	92	—	1	—	2	95

Total fixed maturities	$143	$—	$5	$—	$2	$150

(for the nine months ended September 30, in millions)
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$47	$—	$8	$—	$—	$55
All other corporate bonds	88	2	2	(1)	4	95

Total fixed maturities	$135	$2	$10	$(1)	$4	$150

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

While the vast majority of the Company’s municipal bonds and corporate bonds are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $104 million and $88 million at September 30, 2012 and December 31, 2011, respectively. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $129 million and $162 million at September 30, 2012 and December 31, 2011, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

Other Investments

The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include securities in the Company’s trading portfolio, mutual funds and other small holdings.  The $42 million fair value of these investments at both September 30, 2012 and December 31, 2011 was disclosed in Level 1.  At September 30, 2012 and December 31, 2011, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $47 million and $44 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at September 30, 2012 and December 31, 2011 in the amount disclosed in Level 3.

Derivatives

At September 30, 2012 and December 31, 2011, the Company held $23 million and $22 million, respectively, of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2 — fixed maturities.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities reported at fair value are measured on a recurring basis at September 30, 2012 and December 31, 2011.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

(at September 30, 2012, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,171	$2,154	$17	$—
Obligations of states, municipalities and political subdivisions	39,252	—	39,224	28
Debt securities issued by foreign governments	2,366	—	2,366	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,154	—	3,149	5
All other corporate bonds	18,897	8	18,689	200
Redeemable preferred stock	33	32	1	—

Total fixed maturities	65,873	2,194	63,446	233

Equity securities
Common stock	496	496	—	—
Non-redeemable preferred stock	133	95	38	—

Total equity securities	629	591	38	—

Other investments	89	42	—	47

Total	$66,591	$2,827	$63,484	$280

The Company did not have any material transfers between Levels 1 and 2 during the nine months ended September 30, 2012.

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

The following tables present the changes in the Level 3 fair value category during the three months and nine months ended September 30, 2012 and the twelve months ended December 31, 2011.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

Three Months Ended September 30, 2012 (in millions)	Fixed Maturities	Other Investments	Total

Balance at June 30, 2012	$254	$44	$298
Total realized and unrealized investment gains (losses):
Reported in realized investment gains (losses) (1)	1	—	1
Reported in increases (decreases) in other comprehensive income	1	2	3
Purchases, sales and settlements/maturities:
Purchases	13	1	14
Sales	—	—	—
Settlements/maturities	(28)	—	(28)
Gross transfers into Level 3	3	—	3
Gross transfers out of Level 3	(11)	—	(11)

Balance at September 30, 2012	$233	$47	$280

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                 Includes impairments on investments held at the end of the period.

Nine Months Ended September 30, 2012 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2011	$250	$44	$294
Total realized and unrealized investment gains (losses):
Reported in realized investment gains (losses) (1)	3	(1)	2
Reported in increases (decreases) in other comprehensive income	5	3	8
Purchases, sales and settlements/maturities:
Purchases	63	1	64
Sales	—	—	—
Settlements/maturities	(73)	—	(73)
Gross transfers into Level 3	9	—	9
Gross transfers out of Level 3	(24)	—	(24)

Balance at September 30, 2012	$233	$47	$280

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

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

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2012 or twelve months ended December 31, 2011.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below.  The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value at September 30, 2012 and December 31, 2011, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.

(at September 30, 2012, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,641	$3,641	$1,518	$2,039	$84

Financial liabilities:
Debt	$6,250	$7,797	$—	$7,442	$355
Commercial paper	100	100	—	100	—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

(at December 31, 2011, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,594	$3,594	$2,472	$1,029	$93

Financial liabilities:
Debt	$6,505	$7,609	$—	$7,057	$552
Commercial paper	100	100	—	100	—

Included in Level 1 short-term securities at September 30, 2012 and December 31, 2011 were amounts held in liquidity investment pools.  The Company utilized a pricing service to estimate fair value for approximately 97% and 94% of short-term securities at September 30, 2012 and December 31, 2011, respectively.  A description of the process and inputs used by the pricing service to estimate fair value is discussed in the “Fixed Maturities” section above.  Estimates of fair value for U.S. Treasury securities and money market funds are based on market quotations received from the pricing service and are disclosed in Level 1 of the hierarchy.  The fair value of other short-term fixed maturity securities is estimated by the pricing service using observable market inputs and is disclosed in Level 2 of the hierarchy.  For short-term securities where an estimate is not obtained from the pricing service, the carrying value approximates fair value and is included in Level 3 of the hierarchy.

The Company utilized a pricing service to estimate fair value for approximately 96% and 93% of its debt, including commercial paper, at September 30, 2012 and December 31, 2011, respectively.  The pricing service utilizes market quotations for debt that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the fair value estimates are based on market observable inputs and disclosed at Level 2 in the hierarchy.  For the small amount of the Company’s debt securities for which a pricing service is not used, the Company utilizes pricing estimates from a nationally recognized broker/dealer to estimate fair value.  If estimates of fair value are unavailable from the pricing service or the broker/dealer, the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs.  Estimates of fair value developed internally and from broker quotes are disclosed in Level 3 of the hierarchy.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at September 30, 2012 and December 31, 2011:

(in millions)	September 30, 2012	December 31, 2011
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	557
Personal Insurance	613	613
Other	27	27

Total	$3,365	$3,365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at September 30, 2012 and December 31, 2011:

(at September 30, 2012, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related (1)	$455	$376	$79
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (2)	191	93	98

Total intangible assets subject to amortization	646	469	177
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$862	$469	$393

(at December 31, 2011, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$830	$105
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (2)	191	79	112

Total intangible assets subject to amortization	1,126	909	217
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$909	$433

(1)     Certain intangible assets related to renewal rights became fully amortized during the first quarter of 2012.

(2)    The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Customer-related	$8	$11	$26	$36
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	4	5	14	17

Total amortization expense	$12	$16	$40	$53

Intangible asset amortization expense is estimated to be $12 million for the remainder of 2012, $45 million in 2013, $43 million in 2014, $23 million in 2015 and $9 million in 2016.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME

The following tables present the pretax components of the Company’s other comprehensive income, and the related income tax expense (benefit) for each component, for the three months and nine months ended September 30, 2012 and 2011.

(for the three months ended September 30,	Pretax		Tax Expense (Benefit)		Net of Tax
in millions)	2012	2011	2012	2011	2012	2011

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$470	$687	$162	$239	$308	$448
Having credit losses recognized in the consolidated statement of income	41	(9)	15	(3)	26	(6)
Net changes in benefit plan assets and obligations	22	20	7	7	15	13
Net changes in unrealized foreign currency translation and other changes.	65	(180)	8	(46)	57	(134)

Other comprehensive income	$598	$518	$192	$197	$406	$321

(for the nine months ended September 30,	Pretax		Tax Expense (Benefit)		Net of Tax
in millions)	2012	2011	2012	2011	2012	2011

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$609	$1,226	$212	$428	$397	$798
Having credit losses recognized in the consolidated statement of income	71	9	25	3	46	6
Net changes in benefit plan assets and obligations	64	57	22	20	42	37
Net changes in unrealized foreign currency translation and other changes.	43	(94)	(3)	(30)	46	(64)

Other comprehensive income	$787	$1,198	$256	$421	$531	$777

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.                                      SHAREHOLDERS’ EQUITY

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, common share price, catastrophe losses, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  During the three months and nine months ended September 30, 2012, the Company repurchased 5.4 million and 17.0 million shares, respectively, under its share repurchase authorization, for a total cost of approximately $350 million and $1.05 billion, respectively.  The average cost per share repurchased was $65.00 and $61.93, respectively.  At September 30, 2012, the Company had $2.56 billion of capacity remaining under the share repurchase authorization.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2012	2011	2012	2011

Basic
Net income, as reported	$864	$333	$2,169	$808
Participating share-based awards — allocated income	(6)	(2)	(17)	(6)
Preferred stock dividends	—	—	—	(1)

Net income available to common shareholders — basic	$858	$331	$2,152	$801

Diluted
Net income available to common shareholders	$858	$331	$2,152	$801
Effect of dilutive securities:
Convertible preferred stock	—	—	—	1

Net income available to common shareholders — diluted	$858	$331	$2,152	$802

Common Shares
Basic
Weighted average shares outstanding	384.0	415.0	388.0	420.4

Diluted
Weighted average shares outstanding	384.0	415.0	388.0	420.4
Weighted average effects of dilutive securities:
Stock options and performance shares	3.9	3.5	3.5	4.3
Convertible preferred stock	—	—	—	0.9

Total	387.9	418.5	391.5	425.6

Net Income per Common Share
Basic	$2.23	$0.80	$5.55	$1.90

Diluted	$2.21	$0.79	$5.50	$1.88

10.                               SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at September 30, 2012:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	9,797,024	$47.98	5.5 years	$199

Exercisable at end of period	6,598,012	$44.25	4.1 years	$158

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                               SHARE-BASED INCENTIVE COMPENSATION, Continued

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $26 million and $27 million for the three months ended September 30, 2012 and 2011, respectively, and $92 million and $94 million for the nine months ended September 30, 2012 and 2011, respectively.  The related tax benefits recognized in the consolidated statement of income was $9 million for each of the three months ended September 30, 2012 and 2011, and $32 million for each of the nine months ended September 30, 2012 and 2011.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2012 was $136 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2011 was $114 million, which was expected to be recognized over a weighted-average period of 1.7 years.

11.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

(for the three months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2012	2011	2012	2011

Net Periodic Benefit Cost:
Service cost	$28	$25	$—	$1
Interest cost on benefit obligation	34	33	3	3
Expected return on plan assets	(46)	(46)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	—	—
Net actuarial loss	22	20	—	—

Net benefit expense	$38	$32	$3	$4

(for the nine months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2012	2011	2012	2011

Net Periodic Benefit Cost:
Service cost	$85	$74	$—	$1
Interest cost on benefit obligation	103	101	9	10
Expected return on plan assets	(140)	(137)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	—	—	—	—
Net actuarial loss	67	58	—	—

Net benefit expense	$115	$96	$8	$10

Employer Contribution

In September 2012 and August 2011, the Company made voluntary contributions of $67 million and $35 million, respectively, to its qualified domestic pension plan.

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

Gain Contingencies

On August 20, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and on October 25, 2010, entered judgment against American Re-Insurance Company, a subsidiary of Munich Re (American Re) and three other reinsurers, awarding USF&G $251 million plus pre-judgment interest in the amount of $169 million.   The judgment, including the award of interest, was appealed by the reinsurers to the New York Supreme Court, Appellate Division, First Department.  On January 24, 2012, the Appellate Division affirmed the judgment, which, as of that date, totaled $467 million, comprising the judgment of $251 million and interest of $216 million (including post-judgment interest).  Post-judgment interest continues to accrue (without

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

compounding) at the rate of 9% until the judgment is paid.  At September 30, 2012, the judgment, including post-judgment interest, totaled $493 million.  On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of Appeals, and on March 12, 2012, the Appellate Division granted the reinsurers’ motion.  The reinsurers’ appeal is pending.  The $251 million awarded by the court represents the amount owed to USF&G under the terms of the disputed reinsurance agreements and is reported as part of reinsurance recoverables in the Company’s consolidated balance sheet.  The interest awarded by the Court, including post-judgment interest, is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.22 billion and $1.15 billion at September 30, 2012 and December 31, 2011, respectively.

Guarantees

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from seven years following the applicable closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be other agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of business entities that are quantifiable was $471 million at September 30, 2012, of which $8 million was recognized on the balance sheet at that date.

The Company also has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various other indemnifications.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.  The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $126 million at September 30, 2012, approximately $63 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at September 30, 2012, all of which is indemnified by a third party.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.20 billion at September 30, 2012.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,845	$1,821	$—	$—	$5,666
Net investment income	443	277	2	—	722
Fee income	92	—	—	—	92
Net realized investment gains (losses)	2	(4)	—	—	(2)
Other revenues	21	13	—	—	34

Total revenues	4,403	2,107	2	—	6,512

Claims and expenses
Claims and claim adjustment expenses	2,292	1,067	—	—	3,359
Amortization of deferred acquisition costs	660	326	—	—	986
General and administrative expenses	622	284	(2)	—	904
Interest expense	19	—	74	—	93

Total claims and expenses	3,593	1,677	72	—	5,342

Income (loss) before income taxes	810	430	(70)	—	1,170
Income tax expense (benefit)	212	120	(26)	—	306
Equity in net income of subsidiaries	—	—	908	(908)	—

Net income	$598	$310	$864	$(908)	$864

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$15	$2	$—	$—	$17
Non-credit component of impairments recognized in accumulated other comprehensive income	(17)	(3)	—	—	(20)

Other-than-temporary impairment losses	(2)	(1)	—	—	(3)
Other net realized investment gains (losses)	4	(3)	—	—	1

Net realized investment gains (losses)	$2	$(4)	$—	$—	$(2)

(1)                                 The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$3,780	$1,825	$—	$—	$5,605
Net investment income	460	228	2	—	690
Fee income	78	1	—	—	79
Net realized investment gains (losses)	(13)	15	—	—	2
Other revenues	24	7	—	—	31

Total revenues	4,329	2,076	2	—	6,407

Claims and expenses
Claims and claim adjustment expenses	2,815	1,321	—	—	4,136
Amortization of deferred acquisition costs	654	328	—	—	982
General and administrative expenses	579	279	2	—	860
Interest expense	19	—	78	—	97

Total claims and expenses	4,067	1,928	80	—	6,075

Income (loss) before income taxes	262	148	(78)	—	332
Income tax expense (benefit)	8	18	(27)	—	(1)
Equity in net income of subsidiaries	—	—	384	(384)	—

Net income	$254	$130	$333	$(384)	$333

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains (losses)	$13	$(4)	$—	$—	$9
Non-credit component of impairments recognized in accumulated other comprehensive income	(19)	(2)	—	—	(21)

Other-than-temporary impairment losses	(6)	(6)	—	—	(12)
Other net realized investment gains (losses)	(7)	21	—	—	14

Net realized investment gains (losses)	$(13)	$15	$—	$—	$2

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$11,333	$5,385	$—	$—	$16,718
Net investment income	1,444	750	6	—	2,200
Fee income	232	1	—	—	233
Net realized investment gains (losses)	17	(5)	—	—	12
Other revenues	70	30	—	—	100

Total revenues	13,096	6,161	6	—	19,263

Claims and expenses
Claims and claim adjustment expenses	7,113	3,396	—	—	10,509
Amortization of deferred acquisition costs	1,953	980	—	—	2,933
General and administrative expenses	1,829	850	2	—	2,681
Interest expense	55	—	230	—	285

Total claims and expenses	10,950	5,226	232	—	16,408

Income (loss) before income taxes	2,146	935	(226)	—	2,855
Income tax expense (benefit)	536	231	(81)	—	686
Equity in net income of subsidiaries	—	—	2,314	(2,314)	—

Net income	$1,610	$704	$2,169	$(2,314)	$2,169

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$15	$13	$—	$—	$28
Non-credit component of impairments recognized in accumulated other comprehensive income	(23)	(16)	—	—	(39)

Other-than-temporary impairment losses	(8)	(3)	—	—	(11)
Other net realized investment gains (losses)	25	(2)	—	—	23

Net realized investment gains (losses)	$17	$(5)	$—	$—	$12

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Revenues
Premiums	$11,115	$5,364	$—	$—	$16,479
Net investment income	1,503	717	7	—	2,227
Fee income	225	2	—	—	227
Net realized investment gains (losses)	8	38	(5)	—	41
Other revenues	81	18	—	—	99

Total revenues	12,932	6,139	2	—	19,073

Claims and expenses
Claims and claim adjustment expenses	8,480	4,179	—	—	12,659
Amortization of deferred acquisition costs	1,921	979	—	—	2,900
General and administrative expenses	1,766	859	25	—	2,650
Interest expense	55	—	235	—	290

Total claims and expenses	12,222	6,017	260	—	18,499

Income (loss) before income taxes	710	122	(258)	—	574
Income tax benefit	—	(51)	(183)	—	(234)
Equity in net income of subsidiaries	—	—	883	(883)	—

Net income	$710	$173	$808	$(883)	$808

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$12	$4	$—	$—	$16
Non-credit component of impairments recognized in accumulated other comprehensive income	(24)	(12)	—	—	(36)

Other-than-temporary impairment losses	(12)	(8)	—	—	(20)
Other net realized investment gains (losses)	20	46	(5)	—	61

Net realized investment gains (losses)	$8	$38	$(5)	$—	$41

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended September 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$598	$310	$864	$(908)	$864

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	338	127	470	(465)	470
Having credit losses recognized in the consolidated statement of income	28	13	41	(41)	41
Net changes in benefit plan assets and obligations	1	—	22	(1)	22
Net changes in unrealized foreign currency translation and other changes	13	52	65	(65)	65

Other comprehensive income before income taxes	380	192	598	(572)	598
Income tax expense	129	54	192	(183)	192

Other comprehensive income, net of taxes	251	138	406	(389)	406

Comprehensive income	$849	$448	$1,270	$(1,297)	$1,270

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended September 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$254	$130	$333	$(384)	$333

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	500	198	687	(698)	687
Having credit losses recognized in the consolidated statement of income	(9)	—	(9)	9	(9)
Net changes in benefit plan assets and obligations	—	1	20	(1)	20
Net changes in unrealized foreign currency translation and other changes	(110)	(70)	(180)	180	(180)

Other comprehensive income before income taxes	381	129	518	(510)	518
Income tax expense	140	54	197	(194)	197

Other comprehensive income, net of taxes	241	75	321	(316)	321

Comprehensive income	$495	$205	$654	$(700)	$654

(1)                      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the nine months ended September 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$1,610	$704	$2,169	$(2,314)	$2,169

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	451	147	609	(598)	609
Having credit losses recognized in the consolidated statement of income	49	22	71	(71)	71
Net changes in benefit plan assets and obligations	1	—	64	(1)	64
Net changes in unrealized foreign currency translation and other changes	(20)	63	43	(43)	43

Other comprehensive income before income taxes	481	232	787	(713)	787
Income tax expense	165	65	256	(230)	256

Other comprehensive income, net of taxes	316	167	531	(483)	531

Comprehensive income	$1,926	$871	$2,700	$(2,797)	$2,700

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the nine months ended September 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$710	$173	$808	$(883)	$808

Other comprehensive income:
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	871	363	1,226	(1,234)	1,226
Having credit losses recognized in the consolidated statement of income	(7)	16	9	(9)	9
Net changes in benefit plan assets and obligations	—	1	57	(1)	57
Net changes in unrealized foreign currency translation and other changes	(75)	(19)	(94)	94	(94)

Other comprehensive income before income taxes	789	361	1,198	(1,150)	1,198
Income tax expense	280	124	421	(404)	421

Other comprehensive income, net of taxes	509	237	777	(746)	777

Comprehensive income	$1,219	$410	$1,585	$(1,629)	$1,585

(1)          The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At September 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $61,003)	$44,883	$20,951	$39	$—	$65,873
Equity securities, available for sale, at fair value (cost $439)	152	372	105	—	629
Real estate investments	33	860	—	—	893
Short-term securities	1,185	481	1,975	—	3,641
Other investments	2,374	1,079	1	—	3,454

Total investments	48,627	23,743	2,120	—	74,490

Cash	118	101	1	—	220
Investment income accrued	481	223	1	—	705
Premiums receivable	4,074	1,966	—	—	6,040
Reinsurance recoverables	6,695	3,545	—	—	10,240
Ceded unearned premiums	809	178	—	—	987
Deferred acquisition costs	1,618	242	—	—	1,860
Contractholder receivables	3,573	1,313	—	—	4,886
Goodwill	2,411	954	—	—	3,365
Other intangible assets	275	118	—	—	393
Investment in subsidiaries	—	—	29,150	(29,150)	—
Other assets	1,886	11	362	—	2,259

Total assets	$70,567	$32,394	$31,634	$(29,150)	$105,445

Liabilities
Claims and claim adjustment expense reserves	$33,063	$17,195	$—	$—	$50,258
Unearned premium reserves	8,060	3,564	—	—	11,624
Contractholder payables	3,573	1,313	—	—	4,886
Payables for reinsurance premiums	244	235	—	—	479
Deferred taxes	427	157	(97)	—	487
Debt	1,191	—	5,159	—	6,350
Other liabilities	3,975	804	677	—	5,456

Total liabilities	50,533	23,268	5,739	—	79,540

Shareholders’ equity
Common stock (1,750.0 shares authorized; 382.0 shares issued and outstanding)	—	390	21,085	(390)	21,085
Additional paid-in capital	11,135	6,501	—	(17,636)	—
Retained earnings	6,656	1,228	21,216	(7,874)	21,226
Accumulated other comprehensive income	2,243	1,007	2,536	(3,250)	2,536
Treasury stock, at cost (366.8 shares)	—	—	(18,942)	—	(18,942)

Total shareholders’ equity	20,034	9,126	25,895	(29,150)	25,905

Total liabilities and shareholders’ equity	$70,567	$32,394	$31,634	$(29,150)	$105,445

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

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,610	$704	$2,169	$(2,314)	$2,169
Net adjustments to reconcile net income to net cash provided by operating activities	552	(136)	(921)	1,102	597

Net cash provided by operating activities	2,162	568	1,248	(1,212)	2,766

Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,123	1,731	1	—	5,855
Proceeds from sales of investments:
Fixed maturities	494	228	2	—	724
Equity securities	18	13	—	—	31
Real estate investments	—	3	—	—	3
Other investments	389	127	—	—	516
Purchases of investments:
Fixed maturities	(5,645)	(2,023)	(9)	—	(7,677)
Equity securities	(1)	(37)	(1)	—	(39)
Real estate investments	—	(62)	—	—	(62)
Other investments	(187)	(105)	—	—	(292)
Net sales (purchases) of short-term securities	(306)	(99)	364	—	(41)
Securities transactions in course of settlement	46	7	—	—	53
Other	(235)	6	—	—	(229)

Net cash provided by (used in) investing activities	(1,304)	(211)	357	—	(1,158)

Cash flows from financing activities
Payment of debt	—	—	(258)	—	(258)
Dividends paid to shareholders	—	—	(519)	—	(519)
Issuance of common stock — employee share options	—	—	247	—	247
Treasury shares acquired — share repurchase authorization	—	—	(1,056)	—	(1,056)
Treasury shares acquired — net employee share-based compensation	—	—	(52)	—	(52)
Excess tax benefits from share-based payment arrangements	—	—	32	—	32
Dividends paid to parent company	(854)	(358)	—	1,212	—

Net cash used in financing activities	(854)	(358)	(1,606)	1,212	(1,606)

Effect of exchange rate changes on cash	—	4	—	—	4

Net increase (decrease) in cash	4	3	(1)	—	6
Cash at beginning of year	114	98	2	—	214

Cash at end of period	$118	$101	$1	$—	$220

Supplemental disclosure of cash flow information
Income taxes paid (received)	$343	$110	$(143)	$—	$310
Interest paid	$65	$—	$161	$—	$226

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2011

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$710	$173	$808	$(883)	$808
Net adjustments to reconcile net income to net cash provided by operating activities	764	214	17	15	1,010

Net cash provided by operating activities	1,474	387	825	(868)	1,818

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,490	1,751	—	—	5,241
Proceeds from sales of investments:
Fixed maturities	452	389	1	—	842
Equity securities	15	36	—	—	51
Real estate investments	1	—	—	—	1
Other investments	301	181	—	—	482
Purchases of investments:
Fixed maturities	(4,131)	(2,092)	(1)	—	(6,224)
Equity securities	(6)	(73)	(39)	—	(118)
Real estate investments	(24)	(17)	—	—	(41)
Other investments	(622)	(136)	—	—	(758)
Net sales (purchases) of short-term securities	54	(470)	1,229	—	813
Securities transactions in course of settlement	128	68	—	—	196
Other	(234)	(14)	—	—	(248)

Net cash provided by (used in) investing activities	(576)	(377)	1,190	—	237

Cash flows from financing activities
Payment of debt	—	(8)	—	—	(8)
Dividends paid to shareholders	—	—	(500)	—	(500)
Issuance of common stock — employee share options	—	—	270	—	270
Treasury shares acquired — share repurchase authorization	—	—	(1,755)	—	(1,755)
Treasury shares acquired — net employee share-based compensation	—	—	(46)	—	(46)
Excess tax benefits from share-based payment arrangements	—	—	17	—	17
Dividends paid to parent company	(878)	—	—	878	—
Capital contributions, loans and other transactions between subsidiaries	—	10	—	(10)	—

Net cash provided by (used in) financing activities	(878)	2	(2,014)	868	(2,022)

Effect of exchange rate changes on cash	—	(2)	—	—	(2)

Net increase in cash	20	10	1	—	31
Cash at beginning of year	86	110	4	—	200

Cash at end of period	$106	$120	$5	$—	$231

Supplemental disclosure of cash flow information
Income taxes paid (received)	$221	$83	$(27)	$—	$277
Interest paid	$65	$—	$161	$—	$226

(1)           The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2012 Third Quarter Consolidated Results of Operations

•                   Net income of $864 million, or $2.23 per share basic and $2.21 per share diluted

•                   Net earned premiums of $5.67 billion

•                   Catastrophe losses of $91 million ($59 million after-tax)

•                   Net favorable prior year reserve development of $193 million ($129 million after-tax)

•                   GAAP combined ratio of 90.3%

•                   Net investment income of $722 million ($578 million after-tax)

•                   Operating cash flows of $1.50 billion

2012 Third Quarter Consolidated Financial Condition

•                   Total investments of $74.49 billion; fixed maturities and short-term securities comprised 93% of total investments

•                   Total assets of $105.45 billion

•                   Total debt of $6.35 billion, resulting in a debt-to-total-capital ratio of 19.7% (21.9% excluding net unrealized investment gains, net of tax)

•                   Repurchased 5.4 million common shares for total cost of $350 million under share repurchase authorization

•                   Shareholders’ equity of $25.91 billion

•                   Book value per common share of $67.81

•                   Holding company liquidity of $2.04 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2012	2011	2012	2011

Revenues
Premiums	$5,666	$5,605	$16,718	$16,479
Net investment income	722	690	2,200	2,227
Fee income	92	79	233	227
Net realized investment gains (losses)	(2)	2	12	41
Other revenues	34	31	100	99
Total revenues	6,512	6,407	19,263	19,073

Claims and expenses
Claims and claim adjustment expenses	3,359	4,136	10,509	12,659
Amortization of deferred acquisition costs	986	982	2,933	2,900
General and administrative expenses	904	860	2,681	2,650
Interest expense	93	97	285	290
Total claims and expenses	5,342	6,075	16,408	18,499

Income before income taxes	1,170	332	2,855	574
Income tax expense (benefit)	306	(1)	686	(234)
Net income	$864	$333	$2,169	$808

Net income per share
Basic	$2.23	$0.80	$5.55	$1.90
Diluted	$2.21	$0.79	$5.50	$1.88

GAAP combined ratio
Loss and loss adjustment expense ratio	58.4%	72.9%	62.1%	76.0%
Underwriting expense ratio	31.9	31.6	32.2	32.2
GAAP combined ratio	90.3%	104.5%	94.3%	108.2%
Incremental impact of direct to consumer initiative on GAAP combined ratio	1.0%	0.9%	0.8%	0.9%

The following discussions of the Company’s net income and segment operating income (loss) are presented on an after-tax basis.  Discussions of the components of net income and segment operating income (loss) are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share in the third quarter of 2012 was $2.21, an increase of 180% over diluted net income per share of $0.79 in the same period of 2011.  Net income in the third quarter of 2012 was $864 million, an increase of 159% over net income of $333 million in the same period of 2011.  The higher rate of increase in diluted net income per share reflected the impact of common share repurchases.  The improvement in net income in the third quarter of 2012 compared with the same period of 2011 primarily reflected (i) a significant decline in catastrophe losses and, to a lesser extent, (ii) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”) primarily resulting from lower non-catastrophe weather-related losses in the Business Insurance and Personal Insurance segments, and the impact of earned pricing that exceeded loss cost trends in the Business Insurance and Financial, Professional & International Insurance segments.  Catastrophe losses in the third quarter of 2012 were $91 million, compared with $606 million in the same period of 2011.  Net favorable prior year reserve development in the third quarter of 2012 was $193 million, compared with $184 million in the same period of 2011.

Diluted net income per share in the first nine months of 2012 was $5.50, an increase of 193% over diluted net income per share of $1.88 in the same period of 2011.  Net income in the first nine months of 2012 was $2.17 billion, an increase of 168% over net income of $808 million in the same period of 2011.  The higher rate of increase in diluted net income per share reflected the impact of common share repurchases.  The increase in net income primarily reflected the same factors discussed above, as well as an increase in net favorable prior year reserve development and a decline in what the Company defines as large losses (“large losses”).  Catastrophe losses in the first nine months of 2012 were $808 million, compared with $2.46 billion in the same period of 2011.  Net favorable prior year reserve development in the first nine months of 2012 was $718 million, compared with $589 million in the same period of 2011.  In addition, net income in the first nine months of 2011 reflected a $104 million benefit resulting from the favorable resolution of various prior year tax matters recorded in the first quarter of 2011.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2012 were $5.67 billion, $61 million or 1% higher than in the same period of 2011.  Earned premiums in the first nine months of 2012 were $16.72 billion, $239 million or 1% higher than in the same period of 2011.  In the Business Insurance segment, earned premiums in the third quarter and first nine months of 2012 each increased by 3% over the respective periods of 2011.  In the Financial, Professional & International Insurance segment, earned premiums in the third quarter and first nine months of 2012 decreased by 3% and 4% from the respective 2011 periods.  In the Personal Insurance segment, earned premiums in the third quarter were virtually level with the same period of 2011.  Earned premiums in the Personal Insurance segment in the first nine months of 2012 increased by 1% over the same period of 2011.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011

Average investments (a)	$69,813	$70,474	$69,684	$70,619
Pretax net investment income	722	690	2,200	2,227
After-tax net investment income	578	561	1,760	1,789
Average pretax yield (b)	4.1%	3.9%	4.2%	4.2%
Average after-tax yield (b)	3.3%	3.2%	3.4%	3.4%

(a)                  Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses, net of tax.

Net investment income in the third quarter of 2012 was $722 million, $32 million or 5% higher than in the same period of 2011.  Net investment income in the first nine months of 2012 was $2.20 billion, $27 million or 1% lower than in the same period of 2011.  Net investment income from fixed maturity investments in the third quarter and first nine months of 2012 was $604 million and $1.84 billion, respectively, $29 million and $74 million lower, respectively, than in the same periods of 2011.  The declines in both periods primarily resulted from lower long-term reinvestment yields available in the market.  Net investment income generated by non-fixed maturity investments in the third quarter and first nine months of 2012 was $124 million and $385 million, respectively, $62 million and $54 million higher, respectively, than in the same periods of 2011.  The increases in both periods of 2012 was driven by improved results from the Company’s real estate partnerships and hedge fund investments, partially offset by lower returns from the Company’s private equity fund investments.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $13 million and $6 million increases in fee income in the third quarter and first nine months of 2012, respectively, compared with the same periods of 2011 are discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses:
Total gains	$17	$9	$28	$16
Non-credit component of impairments recognized in accumulated other comprehensive income	(20)	(21)	(39)	(36)
Other-than-temporary impairment losses	(3)	(12)	(11)	(20)
Other net realized investment gains	1	14	23	61
Net realized investment gains (losses)	$(2)	$2	$12	$41

Other Revenues

Other revenues in the third quarter and first nine months of both 2012 and 2011 primarily consisted of premium installment charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2012 were $3.36 billion, $777 million or 19% lower than in the same period of 2011.  The decrease primarily reflected (i) the significant decline in catastrophe losses and, to a lesser extent, (ii) lower levels of non-catastrophe weather-related losses, partially offset by (iii) the impact of loss cost trends.  Catastrophe losses in the third quarters of 2012 and 2011 were $91 million and $606 million, respectively.  Catastrophe losses in the third quarter of 2012 primarily resulted from increases in estimated losses related to wind and hail storms in several regions of the United States that occurred in the second quarter of 2012.  Catastrophe losses in the third quarter of 2011 primarily resulted from Hurricane Irene and Tropical Storm Lee.  Net favorable prior year reserve development in the third quarters of 2012 and 2011 was $193 million and $184 million, respectively.

Claims and claim adjustment expenses in the first nine months of 2012 were $10.51 billion, $2.15 billion or 17% lower than in the same period of 2011, primarily reflecting the same factors described above.  Catastrophe losses in the first nine months of 2012 and 2011 were $808 million and $2.46 billion, respectively.  Catastrophe losses in the first nine months of 2012 primarily resulted from wind and hail storms in several regions of the United States in the second quarter of 2012 and tornadoes and hail storms in the Midwest and Southeast regions of the United States in the first quarter of 2012.  Catastrophe losses in the first nine months of 2011 included the third quarter of 2011 storms described above, as well as multiple tornadoes and hail storms in the Midwest and Southeast regions of the United States in the second quarter of 2011, and severe winter storms throughout the United States in the first quarter of 2011.  Net favorable prior year reserve development in the first nine months of 2012 and 2011 was $718 million and $589 million, respectively.  Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in more detail in the segment discussions that follow.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs in the third quarter of 2012 was $986 million, $4 million or less than 1% higher than in the same period of 2011.  The amortization of deferred acquisition costs in the first nine months of 2012 was $2.93 billion, $33 million or 1% higher than in the same 2011 period.  The increases in both periods of 2012 were generally consistent with the increases in earned premiums.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2012 were $904 million, $44 million or 5% higher than in the same period of 2011.  General and administrative expenses in the first nine months of 2012 were $2.68 billion, $31 million or 1% higher than in the same period of 2011.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the third quarter and first nine months of 2012 was $93 million and $285 million, respectively, compared with $97 million and $291 million in the same periods of 2011.  The declines in both periods of 2012 reflected the repayment of $258 million of debt in the second quarter of 2012.

Income Taxes.  The Company’s effective tax rates in the third quarter and first nine months of 2012 were 26% and 24%, respectively, lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  The Company’s income tax benefits of $1 million and $234 million in the third quarter and first nine months of 2011, respectively, primarily reflected the impact of tax-exempt investment income on the calculation of the Company’s tax provision in both periods.  In addition, the year-to-date income tax benefit in 2011 included the $104 million benefit resulting from the favorable resolution of various prior year tax matters recorded in the first quarter of 2011.

GAAP Combined Ratio

The consolidated GAAP combined ratio of 90.3% in the third quarter of 2012 was 14.2 points lower than the consolidated GAAP combined ratio of 104.5% in the same period of 2011.  The consolidated GAAP combined ratio of 94.3% in the first nine months of 2012 was 13.9 points lower than the consolidated GAAP combined ratio of 108.2% in the same period of 2011.

The consolidated loss and loss adjustment expense ratio of 58.4% in the third quarter of 2012 was 14.5 points lower than the consolidated loss and loss adjustment expense ratio of 72.9% in the same period of 2011.  Catastrophe losses accounted for 1.6 points and 10.8 points of the 2012 and 2011 third quarter loss and loss adjustment expense ratios, respectively.  The 2012 and 2011 third quarter loss and loss adjustment expense ratios included 3.4 points and 3.3 points of benefit from net favorable prior year reserve development, respectively.  The 2012 third quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 5.2 points lower than the 2011 ratio on the same basis, primarily reflecting lower levels of non-catastrophe weather-related losses in the Business Insurance and Personal Insurance segments, as well as earned pricing that exceeded loss cost trends in the Business Insurance and Financial, Professional & International Insurance segments.

The consolidated loss and loss adjustment expense ratio of 62.1% in the first nine months of 2012 was 13.9 points lower than the consolidated loss and loss adjustment expense ratio of 76.0% in the same period of 2011.  Catastrophe losses accounted for 4.9 points and 14.9 points of the 2012 and 2011 nine month loss and loss adjustment expense ratios, respectively.  The 2012 and 2011 nine month loss and loss adjustment expense ratios included 4.3 and 3.5 points of benefit from net favorable prior year reserve development, respectively.  The 2012 nine-month loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 3.1 points lower than the 2011 ratio on the same basis, also reflecting the same factors discussed above for the third quarter of 2012.

The consolidated underwriting expense ratio of 31.9% for the third quarter of 2012 was 0.3 points higher than the consolidated underwriting expense ratio of 31.6% in the same period of 2011.  The impact of an increase in general and administrative expenses in the third quarter of 2012 was largely offset by the impact of an increase in earned premiums.  In the first nine months of 2012, the consolidated underwriting expense ratio of 32.2% was level with the consolidated underwriting expense ratio in the same 2011 period.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Business Insurance	$3,382	$3,205	$10,091	$9,605
Financial, Professional & International Insurance	763	854	2,436	2,574
Personal Insurance	2,126	2,167	6,057	6,132
Total	$6,271	$6,226	$18,584	$18,311

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Business Insurance	$2,962	$2,826	$9,088	$8,725
Financial, Professional & International Insurance	729	808	2,173	2,311
Personal Insurance	2,006	2,038	5,801	5,890
Total	$5,697	$5,672	$17,062	$16,926

Gross and net written premiums in the third quarter of 2012 both increased by less than 1% over the same period of 2011.  Gross and net written premiums in the first nine months of 2012 both increased by 1% over the same period of 2011.  Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Revenues
Earned premiums	$2,982	$2,890	$8,718	$8,437
Net investment income	524	487	1,592	1,584
Fee income	92	78	232	226
Other revenues	9	8	31	27
Total revenues	$3,607	$3,463	$10,573	$10,274
Total claims and expenses	$2,887	$3,135	$8,579	$9,353
Operating income	$543	$294	$1,517	$909
Loss and loss adjustment expense ratio	62.3%	74.8%	63.7%	76.3%
Underwriting expense ratio	31.0	30.6	31.6	31.5
GAAP combined ratio	93.3%	105.4%	95.3%	107.8%

Overview

Operating income in the third quarter of 2012 was $543 million, $249 million or 85% higher than operating income of $294 million in the same period of 2011.  The increase was driven by (i) higher underlying underwriting margins primarily resulting from earned pricing that exceeded loss cost trends and lower non-catastrophe weather-related losses, (ii) a significant decline in catastrophe losses and (iii) higher net investment income.  Catastrophe losses in the third quarter of 2012 were $50 million, compared with $195 million in the same period of 2011.  Net favorable prior year reserve development was $41 million in the third quarter of 2012, compared with $26 million in the same period of 2011.

Operating income in the first nine months of 2012 was $1.52 billion, $608 million or 67% higher than operating income of $909 million in the same period of 2011, primarily reflecting the same factors described above, as well as an increase in net favorable prior year reserve development.  In addition, operating income in the first nine months of 2011 included a $76 million benefit in the first quarter of 2011 resulting from the favorable resolution of various prior year tax matters.  Catastrophe losses in the first nine months of 2012 were $355 million, compared with $1.00 billion in the same period of 2011.  Net favorable prior year reserve development in the first nine months of 2012 was $347 million, compared with $196 million in the same period of 2011.

Earned Premiums

Earned premiums in the third quarter of 2012 were $2.98 billion, $92 million or 3% higher than in the same period of 2011.  Earned premiums in the first nine months of 2012 were $8.72 billion, $281 million or 3% higher than in the same period of 2011.  The increases in both periods of 2012 primarily reflected the impact of an increase in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the third quarter of 2012 was $524 million, $37 million or 8% higher than in the same 2011 period.  Net investment income in the first nine months of 2012 was $1.59 billion, $8 million or less than 1% higher than in the same period of 2011.  For the third quarter and first nine months of 2012, net investment income in the Business Insurance segment increased over the comparative periods of 2011, primarily due to higher net investment income generated by non-fixed maturity investments, partially offset by lower net investment income from fixed maturity investments.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the third quarter and first nine months of 2012 compared with the same periods of 2011.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the third quarter of 2012 increased by $14 million over the same period of 2011, primarily reflecting higher serviced premium volume in workers’ compensation residual market pools.  Fee income in the first nine months of 2012 was $6 million higher than in the same period of 2011.

Claims and Expenses

Claim and Claims Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2012 were $1.91 billion, $298 million or 14% lower than in the same period of 2011, primarily reflecting (i) a significant decline in catastrophe losses and (ii) lower non-catastrophe weather-related losses, partially offset by (iii) the impact of loss cost trends.  Catastrophe losses in the third quarter of 2012 were $50 million, compared with $195 million in the same period of 2011.  Net favorable prior year reserve development in the third quarter of 2012 was $41 million, compared with $26 million in the same period of 2011.  Net favorable prior year reserve development in the third quarter of 2012 was concentrated in the property product line and the property coverages in the commercial multi-peril product line primarily for accident years 2009 through 2011, driven by favorable loss development related to losses incurred in 2011, and by higher than expected subrogation recoveries for accident years 2009 through 2011. Also contributing to the net favorable prior year reserve development was the general liability product line for accident years 2003 through 2009, which reflected what the Company believes are more favorable legal and judicial environments than the Company previously expected.  These factors were partially offset by a $167 million increase to asbestos reserves, which is discussed in further detail in the “Asbestos Claims and Litigation” section herein.  Net favorable prior year reserve development in the third quarter of 2011 was driven by better than expected loss development in the general liability product line, which was concentrated in excess coverages for accident years 2005 through 2008 and reflected what the Company believes are favorable legal and judicial environments, partially offset by a $175 million increase to asbestos reserves, which is discussed in further detail in the “Asbestos Claims and Litigation” section herein.

Claims and claim adjustment expenses in the first nine months of 2012 were $5.66 billion, $892 million or 14% lower than in the same period of 2011.  The decrease primarily reflected the same factors discussed above, as well as an increase in net favorable prior year reserve development.  Catastrophe losses in the first nine months of 2012 were $355 million, compared with $1.00 billion in the same period of 2011.  Net favorable prior year reserve development in the first nine months of 2012 was $347 million, compared with $196 million in the same period of 2011. Net favorable prior year reserve development in the first nine months of 2012 was driven by the same factors described above, as well as net favorable prior year reserve development in the workers’ compensation product line, primarily driven by better than expected frequency and severity related to lifetime medical claims for accident years 2008 and prior.  These factors were partially offset by a $90 million increase to environmental reserves, which is discussed in further detail in the “Environmental Claims and Litigation” section herein, as well as net unfavorable prior year reserve development in the commercial automobile line of business, driven by higher than expected frequency and severity in the bodily injury coverage primarily for accident years 2010 through 2011.  Net favorable prior year reserve development in the first nine months of 2011 was driven by the same factors described above, as well as better than expected loss development in the property product line that reflected better than expected loss development for the 2010 accident year in the Inland Marine business unit in Target Risk Underwriting.  These factors were partially offset by a $76 million increase to environmental reserves, which is discussed in further detail in the “Environmental Claims and Litigation” section herein.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs in the third quarter of 2012 was $477 million, $17 million or 4% higher than in the same period of 2011.  The amortization of deferred acquisition costs in the first nine months of 2012 was $1.41 billion, $48 million or 4% higher than in the same 2011 period.  The increases in both periods of 2012 were consistent with the increases in earned premiums.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2012 were $504 million, $33 million or 7% higher than in the same period of 2011.  General and administrative expenses in the first nine months of 2012 were $1.51 billion, $70 million or 5% higher than in the same period of 2011.  The increases in both periods of 2012 included the impact of higher employee-related costs.

GAAP Combined Ratio

The GAAP combined ratio of 93.3% in the third quarter of 2012 was 12.1 points lower than the GAAP combined ratio of 105.4% in the same period of 2011.  The GAAP combined ratio of 95.3% in the first nine months of 2012 was 12.5 points lower than the GAAP combined ratio of 107.8% in the same period of 2011.

The loss and loss adjustment expense ratio of 62.3% in the third quarter of 2012 was 12.5 points lower than the loss and loss adjustment expense ratio of 74.8% in the same period of 2011.  Catastrophe losses in the third quarters of 2012 and 2011 accounted for 1.7 points and 6.8 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the third quarters of 2012 and 2011 provided 1.4 points and 0.9 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2012 third quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 6.9 points lower than the 2011 ratio on the same basis, primarily reflecting earned pricing that exceeded loss cost trends and lower levels of non-catastrophe weather-related losses.

The loss and loss adjustment expense ratio of 63.7% in the first nine months of 2012 was 12.6 points lower than the loss and loss adjustment expense ratio of 76.3% in the same period of 2011.  Catastrophe losses in the first nine months of 2012 and 2011 accounted for 4.1 points and 11.9 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first nine months of 2012 and 2011 provided 4.0 points and 2.3 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The loss and loss adjustment expense ratio in the first nine months of 2012 excluding catastrophe losses and prior year reserve development was 3.1 points lower than the 2011 ratio on the same basis, primarily reflecting the same factors described above for the third quarter.

The underwriting expense ratio of 31.0% for the third quarter of 2012 was 0.4 points higher than the underwriting expense ratio of 30.6% in the same period of 2011.  In the first nine months of 2012, the underwriting expense ratio of 31.6% was 0.1 points higher than the underwriting expense ratio of 31.5% in the same 2011 period.  The increases in both periods of 2012 included the impact of higher employee-related costs, largely offset by the impact of an increase in earned premiums.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Select Accounts	$699	$690	$2,160	$2,171
Commercial Accounts	879	822	2,531	2,378
National Accounts	321	257	1,021	826
Industry-Focused Underwriting	692	665	2,023	1,919
Target Risk Underwriting	563	534	1,681	1,616
Specialized Distribution	226	236	677	691
Total Business Insurance Core	3,380	3,204	10,093	9,601
Business Insurance Other	2	1	(2)	4
Total Business Insurance	$3,382	$3,205	$10,091	$9,605

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Select Accounts	$679	$666	$2,118	$2,136
Commercial Accounts	805	747	2,383	2,228
National Accounts	202	176	663	575
Industry-Focused Underwriting	671	649	1,955	1,856
Target Risk Underwriting	382	356	1,297	1,237
Specialized Distribution	222	231	672	686
Total Business Insurance Core	2,961	2,825	9,088	8,718
Business Insurance Other	1	1	—	7
Total Business Insurance	$2,962	$2,826	$9,088	$8,725

In Business Insurance Core, gross and net written premiums in the third quarter of 2012 both increased by 5% over the same period of 2011.  Gross and net written premiums in the first nine months of 2012 increased by 5% and 4%, respectively, over the same period of 2011.  The increases in gross and net written premiums in the third quarter and first nine months of 2012 were concentrated in Commercial Accounts, Industry-Focused Underwriting and National Accounts, and were largely driven by rate increases and positive audit premium adjustments (which were higher than in the same periods of 2011).  Overall business retention rates remained strong in the third quarter and first nine months of 2012 but were lower than in the same periods of 2011.  Renewal premium changes — comprising both renewal rate changes and insured exposure growth — remained positive in the third quarter and first nine months of 2012 and increased over the respective periods of 2011.  New business levels declined from the third quarter and first nine months of 2011.

Select Accounts.  Net written premiums of $679 million in the third quarter of 2012 increased by 2% over the same period of 2011.  Net written premiums of $2.12 billion in the first nine months of 2012 declined by 1% from the same period of 2011.  Business retention rates in the third quarter and first nine months of 2012 remained strong but were lower than in the same periods of 2011.  Renewal premium changes remained positive in the third quarter and first nine months of 2012 and increased over the same periods of 2011, primarily due to renewal rate increases.  New business volume in the third quarter and first nine months of 2012 declined from the same periods of 2011.  Net written premiums in the third quarter and first nine months of 2012 were favorably impacted by positive audit premium adjustments.

Commercial Accounts.  Net written premiums of $805 million in the third quarter of 2012 increased by 8% over the same period of 2011.  Net written premiums of $2.38 billion in the first nine months of 2012 increased by 7% over the same period of 2011.  Business retention rates remained strong but were lower than in the third quarter and first nine months of 2011.  Renewal premium changes remained positive in the third quarter and first nine months of 2012 and increased over the same periods of 2011, primarily due to renewal rate increases.  New business volumes declined compared with the third quarter and first nine months of 2011.  Net written premiums in the third quarter and first nine months of 2012 were favorably impacted by positive audit premium adjustments.

National Accounts.  Net written premiums of $202 million in the third quarter of 2012 increased by 15% over the same period of 2011.  Net written premiums of $663 million in the first nine months of 2012 increased by 15% over the same period of 2011.  Business retention rates remained high in the third quarter and first nine months of 2012 and were virtually level with the same periods of 2011.  Renewal premium changes were positive and increased over the third quarter and first nine months of 2011, driven by payroll exposure growth.  New business volumes also increased over the third quarter and first nine months of 2011.  In addition, the re-population of workers’ compensation residual market pools contributed to premium growth in both periods of 2012.

Industry-Focused Underwriting.  Net written premiums of $671 million in the third quarter of 2012 increased by 3% over the same period of 2011.  Net written premiums of $1.96 billion in the first nine months of 2012 increased by 5% over the same period of 2011.  Premium increases in both periods of 2012 were driven by growth in the Construction and Oil & Gas business units.

Target Risk Underwriting.  Net written premiums of $382 million in the third quarter of 2012 increased by 7% over the same period of 2011.  Net written premiums of $1.30 billion in the first nine months of 2012 increased by 5% over the same period of 2011.  Premium increases in both periods of 2012 were concentrated in the National Property business unit.

Specialized Distribution. Net written premiums of $222 million in the third quarter of 2012 decreased by 4% from the same period of 2011.  Net written premiums of $672 million in the first nine months of 2012 decreased by 2% from the same period of 2011.  Premium decreases in both periods of 2012 were concentrated in the Northland business unit.

Financial, Professional & International Insurance

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011

Revenues
Earned premiums	$772	$799	$2,275	$2,382
Net investment income	97	101	300	312
Fee income	—	1	1	1
Other revenues	8	6	21	19
Total revenues	$877	$907	$2,597	$2,714
Total claims and expenses	$623	$613	$1,888	$2,043
Operating income	$180	$211	$511	$495
Loss and loss adjustment expense ratio	39.7%	36.8%	41.5%	46.1%
Underwriting expense ratio	40.5	39.4	41.1	39.2
GAAP combined ratio	80.2%	76.2%	82.6%	85.3%

Overview

Operating income in the third quarter of 2012 was $180 million, $31 million or 15% lower than operating income of $211 million in the third quarter of 2011, primarily reflecting a decline in net favorable prior year reserve development, partially offset by higher underlying underwriting margins.  The higher underlying underwriting margins resulted from lower levels of large losses and earned pricing that exceeded loss cost trends, partially offset by higher non-catastrophe weather-related losses and the impact of lower business volumes.  Net favorable prior year reserve development in the third quarter of 2012 was $87 million, compared with $153 million in the same 2011 period.  Catastrophe losses in the third quarter of 2012 were $1 million, compared with $3 million in the same period of 2011.

Operating income in the first nine months of 2012 was $511 million, $16 million or 3% higher than operating income of $495 million in the same period of 2011, primarily reflecting higher underlying underwriting margins resulting from (i) lower levels of large losses and (ii) earned pricing that exceeded loss cost trends, as well as a decline in catastrophe losses, partially offset by a decline in net favorable prior year reserve development and the impact of lower business volumes.  In addition, operating income in the first nine months of 2011 included a $14 million benefit resulting from the favorable resolution of various prior year tax matters.  Net favorable prior year reserve development in the first nine months of 2012 was $229 million, compared with $288 million in the same period of 2011.  Catastrophe losses in the first nine months of 2012 were $5 million, compared with $38 million in the same period of 2011.

Earned Premiums

Earned premiums in the third quarter of 2012 were $772 million, $27 million or 3% lower than in the same period of 2011.  Earned premiums in the first nine months of 2012 were $2.28 billion, $107 million or 4% lower than in the same period of 2011.  The declines in both periods of 2012 primarily reflected the impact of a decrease in net written premiums over the preceding twelve months and, to a lesser extent, the impact of foreign currency rates of exchange.

Net Investment Income

Net investment income in the third quarter of 2012 was $97 million, $4 million or 4% lower than in the same period of 2011.  Net investment income in the first nine months of 2012 was $300 million, $12 million or 4% lower than in the same period of 2011.  For the third quarter and first nine months of 2012, net investment income in the Financial, Professional & International Insurance segment decreased from the same periods of 2011, primarily due to lower net investment income from fixed maturity investments, partially offset by higher net investment income generated by non-fixed maturity investments.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the third quarter and first nine months of 2012 compared with the same periods of 2011.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2012 were $309 million, $12 million or 4% higher than in the same period of 2011, primarily reflecting a decline in net favorable prior year reserve development and higher non-catastrophe weather-related losses, partially offset by (i) lower levels of large losses and (ii) the impact of lower business volumes.  Net favorable prior year reserve development in the third quarter of 2012 was $87 million, compared with $153 million in the same period of 2011.  In Bond & Financial Products, net favorable prior year reserve development in the third quarter of 2012 primarily reflected better than expected results for the contract surety business for accident years 2006 through 2007.  In International, net favorable prior year reserve development in the third quarter of 2012 occurred in several lines of business in the United Kingdom and in Canada, as well as in the Company’s operations at Lloyd’s, partially offset by an $8 million increase to asbestos reserves.  Net favorable prior year reserve development in Bond & Financial Products in the third quarter of 2011 primarily reflected better than expected results for accident years 2008 and prior for the contract surety business.  In International, net favorable prior year reserve development in the third quarter of 2011 primarily occurred in several lines of business in Canada and in the United Kingdom, as well as in several product lines in Ireland and in the Company’s operation at Lloyd’s.  Catastrophe losses in the third quarter of 2012 were $1 million, compared with $3 million in the same period of 2011.

Claims and claim adjustment expenses in the first nine months of 2012 were $952 million, $156 million or 14% lower than in the same period of 2011, primarily reflecting the same factors described above.  In addition, catastrophe losses in the first nine months of 2012 were lower than in the same period of 2011.  Net favorable prior year reserve development in the first nine months of 2012 was $229 million, compared with $288 million in the same period of 2011.  In Bond & Financial Products, net favorable prior year reserve development in the first nine months of 2012 primarily reflected better than expected results for the surety line of business for accident years 2006 through 2010, and better than expected results for management liability business for accident years 2007 and prior.  In International, net favorable prior year reserve development in the first nine months of 2012 primarily reflected the factors described above for the third quarter.  Net favorable prior year reserve development in the first nine months of 2011 was driven by the factors described above for the third quarter, as well as better than expected results for accident years 2004 and prior for fidelity and surety coverages, including favorable loss development related to one large commercial surety claim, and better than expected loss development for accident years 2007 and prior for the public company directors’ & officers’ line of business.  Catastrophe losses in the first nine months of 2012 were $5 million, compared with $38 million in the same period of 2011.  Catastrophe losses in the first nine months of 2011 included losses from an earthquake in Japan, as well as severe wind and hail storms throughout the United States.

Amortization of Deferred Acquisition Expenses

The amortization of deferred acquisition costs in the third quarter of 2012 was $149 million, $5 million or 3% lower than in the same period of 2011.  The amortization of deferred acquisition costs in the first nine months of 2012 was $441 million, $12 million or 3% lower than in the same 2011 period.  The decreases in both periods of 2012 were generally consistent with the decrease in earned premiums.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2012 were $165 million, $3 million or 2% higher than in the same period of 2011.  General and administrative expenses in the first nine months of 2012 were $495 million, $13 million or 3% higher than in the same period of 2011.  The increases in both periods of 2012 primarily reflected an increase in technology-related costs to enhance operations and support future business growth, as well as higher employee-related costs.

GAAP Combined Ratio

The GAAP combined ratio of 80.2% in the third quarter of 2012 was 4.0 points higher than the GAAP combined ratio of 76.2% in the same period of 2011.  The GAAP combined ratio of 82.6% in the first nine months of 2012 was 2.7 points lower than the GAAP combined ratio of 85.3% in the same period of 2011.

The loss and loss adjustment expense ratio of 39.7% in the third quarter of 2012 was 2.9 points higher than the loss and loss adjustment expense ratio of 36.8% in the same period of 2011.  The 2012 and 2011 third quarter ratios included 11.3 points and 19.1 points of benefit, respectively, from net favorable prior year reserve development.  Catastrophe losses in the third quarters of 2012 and 2011 accounted for 0.1 points and 0.4 points, respectively, of the loss and loss adjustment expense ratio.  The 2012 third quarter loss and loss adjustment expense ratio excluding prior year reserve development and catastrophe losses was 4.6 points lower than the 2011 ratio on the same basis, reflecting the impact of lower levels of large losses, as well as earned pricing that exceeded loss cost trends, partially offset by higher non-catastrophe weather-related losses.

The loss and loss adjustment expense ratio of 41.5% in the first nine months of 2012 was 4.6 points lower than the loss and loss adjustment expense ratio of 46.1% in the same period of 2011.  The 2012 and 2011 year-to-date ratios included 10.0 points and 12.1 points of benefit, respectively, from net favorable prior year reserve development.  Catastrophe losses in the first nine months of 2012 and 2011 accounted for 0.2 points and 1.6 points, respectively, of the loss and loss adjustment expense ratio.  The loss and loss adjustment expense ratio in the first nine months of 2012 excluding prior year reserve development and catastrophe losses was 5.3 points lower than the 2011 ratio on the same basis, also reflecting the same factors discussed above for the third quarter of 2012.

The underwriting expense ratio of 40.5% in the third quarter of 2012 was 1.1 points higher than the underwriting expense ratio of 39.4% in the same period of 2011.  In the first nine months of 2012, the underwriting expense ratio of 41.1% was 1.9 points higher than the underwriting expense ratio of 39.2% in the same period of 2011.  The increase in both periods of 2012 primarily reflected the impact of a decline in earned premiums and, to a much lesser extent, the impact of an increase in general and administrative expenses.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Bond & Financial Products	$537	$552	$1,547	$1,579
International	226	302	889	995
Total Financial, Professional & International Insurance	$763	$854	$2,436	$2,574

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Bond & Financial Products	$529	$538	$1,410	$1,440
International	200	270	763	871
Total Financial, Professional & International Insurance	$729	$808	$2,173	$2,311

The Financial, Professional & International Insurance segment’s gross and net written premiums in the third quarter of 2012 decreased by 11% and 10%, respectively, from the same period of 2011.  In the first nine months of 2012, gross and net written premiums decreased by 5% and 6%, respectively, from the same period of 2011.

Net written premiums in Bond & Financial Products in the third quarter of 2012 were $529 million, $9 million or 2% lower than in the same period of 2011.  Net written premiums in the first nine months of 2012 were $1.41 billion, $30 million or 2% lower than in the same period of 2011.  The decreases in both periods of 2012 were primarily driven by lower business volume in construction surety reflecting the continued slowdown in construction spending, partially offset by growth in management liability business volume.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the third quarter and first nine months of 2012 remained strong and were slightly lower than in the third quarter of 2011, but slightly higher than in the first nine months of 2011.  Renewal premium changes in the third quarter and first nine months of 2012 were positive and significantly higher than in the respective periods of 2011, primarily driven by positive renewal rate changes.  New business volume in the third quarter of 2012 was lower than in the same period of 2011, while new business volume in the first nine months of 2012 was virtually level with the same period of 2011.

Net written premiums in International in the third quarter of 2012 were $200 million, $70 million or 26% lower than in the same period of 2011.  Net written premiums in the first nine months of 2012 were $763 million, $108 million or 12% lower than in the same period of 2011.  The decreases in both periods of 2012 primarily reflected the impact of policies written in the third quarter of 2011 that, because their terms were generally 18 months, were not up for renewal in the third quarter of 2012, lower surety volumes in Canada and the impact of the Company’s withdrawal from personal insurance business in the Republic of Ireland.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the third quarter and first nine months of 2012 were strong and higher than in the respective periods of 2011.  Renewal premium changes in the third quarter of 2012 were negative and lower than in the same period of 2011, primarily reflecting declines in insured exposures and lower levels of positive renewal rate changes.  Renewal premium changes in the first nine months of 2012 were flat and slightly lower than in the same period of 2011, as positive renewal rate changes were largely offset by a decline in insured exposures.  New business volumes in the third quarter and first nine months of 2012 were lower than in the same periods of 2011.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011

Revenues
Earned premiums	$1,912	$1,916	$5,725	$5,660
Net investment income	101	102	308	331
Other revenues	17	17	52	53
Total revenues	$2,030	$2,035	$6,085	$6,044
Total claims and expenses	$1,734	$2,225	$5,639	$6,763
Operating income (loss)	$206	$(108)	$331	$(409)
Loss and loss adjustment expense ratio	59.8%	85.3%	68.0%	88.3%
Underwriting expense ratio	29.9	29.7	29.4	30.1
GAAP combined ratio	89.7%	115.0%	97.4%	118.4%
Incremental impact of direct to consumer initiative on GAAP combined ratio	2.9%	2.5%	2.3%	2.6%

Overview

Operating income in the third quarter of 2012 was $206 million, compared with an operating loss of $(108) million in the same period of 2011.  The improvement over the prior year quarter reflected (i) a significant decline in catastrophe losses and, to a lesser extent, (ii) an increase in net favorable prior year reserve development and (iii) higher underlying underwriting margins resulting from lower non-catastrophe weather-related losses.  Catastrophe losses in the third quarter of 2012 were $40 million, compared with $408 million in the same period of 2011.  Net favorable prior year reserve development in the third quarter of 2012 was $65 million, compared with $5 million in the same period of 2011.

Operating income in the first nine months of 2012 was $331 million, compared with an operating loss of $(409) million in the same period of 2011.  The improvement was driven by the same factors described above.  In addition, operating income in the first nine months of 2011 included the impact of a $10 million benefit in the first quarter of 2011 resulting from the favorable resolution of various prior year tax matters.  Catastrophe losses in the first nine months of 2012 were $448 million, compared with $1.42 billion in the same period of 2011.  Net favorable prior year reserve development in the first nine months of 2012 was $142 million, compared with $105 million in the same period of 2011.

Earned Premiums

Earned premiums in the third quarter of 2012 were $1.91 billion, $4 million or less than 1% lower than in the same period of 2011.  Earned premiums in the first nine months of 2012 were $5.73 billion, $65 million or 1% higher than in the same period of 2011.

Net Investment Income

Net investment income in the third quarter of 2012 was $101 million, slightly lower than in the same period of 2011.  Net investment income in the first nine months of 2012 was $308 million, $23 million or 7% lower than in the same period of 2011.  For the third quarter and first nine months of 2012, net investment income in the Personal Insurance segment decreased from the comparative periods of 2011, primarily due to lower net investment income from fixed maturity investments, partially offset by higher net investment income generated by non-fixed maturity investments.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the third quarter and first nine months of 2012 compared with the same periods of 2011.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2012 were $1.14 billion, $491 million or 30% lower than in the same period of 2011.  The decrease primarily reflected (i) a significant decline in catastrophe losses and, to a lesser extent, (ii) lower non-catastrophe weather-related losses and (iii) higher net favorable prior year reserve development, partially offset by (iv) the impact of loss cost trends.  Catastrophe losses in the third quarter of 2012 were $40 million, compared with $408 million in the same period of 2011.  Net favorable prior year reserve development in the third quarter of 2012 was $65 million, compared with $5 million in the same period of 2011. Net favorable prior year reserve development in the third quarter of 2012 was concentrated in the Homeowners and Other product line and was primarily driven by better than expected loss development related to catastrophe and non-catastrophe weather-related losses incurred in 2011, as well as favorable loss development in the 2007 through 2010 accident years for the umbrella line of business.

Claims and claim adjustment expenses in the first nine months of 2012 were $3.89 billion, $1.10 billion or 22% lower than in the same period of 2011, primarily reflecting the same factors described above.  Catastrophe losses in the first nine months of 2012 and 2011 were $448 million and $1.42 billion, respectively.  Net favorable prior year reserve development in the first nine months of 2012 and 2011 was $142 million and $105 million.  The 2012 total was driven by the same factors described above, whereas the 2011 total was also concentrated in the Homeowners and Other product line, driven by better than expected loss development related to catastrophe losses incurred in the first half of 2010, as well as favorable loss development in the 2006 through 2010 accident years for the umbrella line of business.

Amortization of Deferred Acquisition Costs

The amortization of deferred acquisition costs in the third quarter of 2012 was $360 million, $8 million or 2% lower than in the same period of 2011.  The amortization of deferred acquisition costs in the first nine months of 2012 was $1.08 billion, slightly lower than in the same 2011 period.  The changes in both periods of 2012 were less than the changes in earned premiums for both periods, primarily reflecting lower fixed-value commission expense and growth in the Company’s direct to consumer business (for which no commission expense is incurred).

General and Administrative Expenses

General and administrative expenses in the third quarter of 2012 were $230 million, $8 million or 4% higher than in the same period of 2011.  General and administrative expenses in the first nine months of 2012 were $663 million, $19 million or 3%, lower than in the same period of 2011.  The changes in both periods of 2012 included the impact of the timing of advertising and other costs associated with the Company’s direct to consumer business.

GAAP Combined Ratio

The GAAP combined ratio of 89.7% in the third quarter of 2012 was 25.3 points lower than the GAAP combined ratio of 115.0% in the same period of 2011.  The GAAP combined ratio of 97.4% in the first nine months of 2012 was 21.0 points lower than the GAAP combined ratio of 118.4% in the same period of 2011.

The loss and loss adjustment expense ratio of 59.8% in the third quarter of 2012 was 25.5 points lower than the loss and loss adjustment expense ratio of 85.3% in the same period of 2011.  Catastrophe losses accounted for 2.1 points and 21.3 points of the loss and loss adjustment expense ratios in the third quarters of 2012 and 2011, respectively.  The loss and loss adjustment expense ratio for the third quarters of 2012 and 2011 included 3.4 points and 0.3 points of benefit, respectively, from net favorable prior year reserve development.  The 2012 third quarter loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 3.2 points lower than the 2011 ratio on the same basis, primarily reflecting the decline in non-catastrophe weather-related losses.

The loss and loss adjustment expense ratio of 68.0% in the first nine months of 2012 was 20.3 points lower than the loss and loss adjustment expense ratio of 88.3% in the same period of 2011.  Catastrophe losses accounted for 7.8 points and 25.1 points of the loss and loss adjustment expense ratios in the first nine months of 2012 and 2011, respectively.  The loss and loss adjustment expense ratio for the first nine months of 2012 and 2011 included 2.5 points and 1.9 points of benefit, respectively, from net favorable prior year reserve development.  The 2012 nine-month loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development was 2.4 points lower than the 2011 ratio on the same basis, also reflecting the same factors discussed above for the third quarter of 2012.

The underwriting expense ratio of 29.9% in the third quarter of 2012 was 0.2 points higher than the underwriting expense ratio of 29.7% in the same period of 2011.  In the first nine months of 2012, the underwriting expense ratio of 29.4% was 0.7 points lower than the underwriting expense ratio of 30.1% in the same 2011 period.  The decrease in the underwriting expense ratio for the first nine months of 2012 compared with the same period of 2011 primarily reflected the impact of an increase in earned premiums combined with the impact of a decline in general and administrative expenses.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Agency Automobile	$911	$950	$2,718	$2,825
Agency Homeowners and Other	1,171	1,179	3,218	3,206

Total Agency Personal Insurance	$2,082	$2,129	$5,936	$6,031

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Agency Automobile	$906	$946	$2,705	$2,812
Agency Homeowners and Other	1,056	1,056	2,975	2,979

Total Agency Personal Insurance	$1,962	$2,002	$5,680	$5,791

Gross and net agency written premiums in the third quarter and first nine months of 2012 were 2% lower than in the same periods of 2011.

In the Agency Automobile line of business, net written premiums in the third quarter and first nine months of 2012 were 4% lower than in the same periods of 2011.  Business retention rates remained strong but were lower than in the same periods of 2011, while new business levels in the third quarter and first nine months of 2012 declined from the same periods of 2011.  Renewal premium changes remained positive in the third quarter and first nine months of 2012 and increased over the same periods of 2011.

In the Agency Homeowners and Other line of business, net written premiums in the third quarter and first nine months of 2012 were virtually level with the same periods of 2011.  Business retention rates remained strong but were lower than in the same periods of 2011, while new business levels in the third quarter and first nine months of 2012 declined from the same periods of 2011.  Renewal premium changes remained positive in the third quarter and first nine months of 2012 and increased over the same periods of 2011.

For its Agency business, the Personal Insurance segment had approximately 7.3 million and 7.7 million active policies at September 30, 2012 and 2011, respectively.

In its direct to consumer business, net written premiums in the third quarter and first nine months of 2012 were $44 million and $121 million, respectively, both 22% higher than in the respective periods of 2011.  Active policies were 158,000 at September 30, 2012, an increase of 20% over the same date in 2011.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011

Operating loss	$(62)	$(65)	$(196)	$(214)

The operating loss for Interest Expense and Other in the third quarter of 2012 was $3 million lower than in the same period of 2011.  The operating loss in the first nine months of 2012 was $18 million lower than in the same period of 2011.  After-tax interest expense in the third quarter and first nine months of 2012 was $60 million and $185 million, respectively, compared with  $63 million and $189 million in the respective periods of 2011.  The decline in interest expense in both periods of 2012 reflected the repayment of $258 million of debt in the second quarter of 2012.

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have expanded insurance coverage for asbestos claims far beyond the original intent of insurers and policyholders. The Company continues to receive a significant number of asbestos claims from the Company’s policyholders (which includes others seeking coverage under a policy).  Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the focus by plaintiffs on previously peripheral defendants.  The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years.  In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. The bankruptcy of many traditional defendants has also caused increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on previously peripheral defendants, contributes to the claims and claim adjustment expense payments experienced by the Company.  The Company’s asbestos-related claims and claim adjustment expense experience also has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.

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

In the third quarter of 2012, the Company completed its annual in-depth asbestos claim review and noted the following trends:

•                  continued high level of litigation activity in certain jurisdictions involving individuals alleging serious asbestos-related illness;

•                  while overall payment patterns have been generally stable, there has been an increase in severity for certain policyholders due to the continued high level of litigation activity;

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

As in prior years, the annual claim review considered active policyholders and litigation cases for potential product and “non-product” liability.  The Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, again experienced a slight reduction in the number of policyholders with open asbestos claims compared with the prior year period.  Asbestos-related payments in these categories decreased slightly in the first nine months of 2012 compared with the same period in 2011.  Payments on behalf of policyholders in these categories continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target previously peripheral defendants.

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

The completion of these reviews and analyses in the third quarters of 2012 and 2011 resulted in a $175 million increase in the Company’s net asbestos reserves in each period.  In both 2012 and 2011, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category and by higher projected payments on assumed reinsurance accounts.  The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be moderately higher than previously anticipated due to the impact of the current litigation environment discussed above.  Notwithstanding these trends, the Company’s overall view of the underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

Net asbestos paid losses in the first nine months of 2012 were $167 million, compared with $190 million in the same period of 2011.  Net asbestos reserves were $2.45 billion at September 30, 2012, compared with $2.53 billion at September 30, 2011.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2012	2011
Beginning reserves:
Gross	$2,780	$2,941
Ceded	(341)	(393)

Net	2,439	2,548

Incurred losses and loss expenses:
Gross	171	195
Ceded	4	(20)

Net	175	175

Losses paid:
Gross	180	215
Ceded	(13)	(25)

Net	167	190

Ending reserves:
Gross	2,771	2,921
Ceded	(324)	(388)

Net	$2,447	$2,533

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

Net environmental paid losses in the first nine months of 2012 and 2011 were $58 million and $60 million, respectively.  At September 30, 2012, approximately 94% of the net environmental reserve (approximately $351 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 6% of the net environmental reserve (approximately $22 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2012	2011
Beginning reserves:
Gross	$346	$354
Ceded	(5)	(3)

Net	341	351

Incurred losses and loss expenses:
Gross	99	80
Ceded	(9)	(4)

Net	90	76

Losses paid:
Gross	65	61
Ceded	(7)	(1)

Net	58	60

Ending reserves:
Gross	380	373
Ceded	(7)	(6)

Net	$373	$367

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures discussed above, management believes that the reserves carried for asbestos and environmental claims at September 30, 2012 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments. (Also see note 12 of notes to the unaudited consolidated financial statements in this report).

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

INVESTMENT PORTFOLIO

The Company’s invested assets at September 30, 2012 were $74.49 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at September 30, 2012 was $65.87 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both September 30, 2012 and December 31, 2011.  In 2011, Standard & Poor’s downgraded the credit rating of securities issued by the U.S. government.  The downgrade had minimal impact on the overall credit quality of the Company’s fixed maturity portfolio.  Below investment grade securities represented 3.0% and 3.1% of the total fixed maturity investment portfolio at September 30, 2012 and December 31, 2011, respectively.  The average effective duration of fixed maturities and short-term securities was 3.2 (3.3 excluding short-term securities) at September 30, 2012 and 3.2 (3.4 excluding short-term securities) at December 31, 2011.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at September 30, 2012 and December 31, 2011 included $39.25 billion and $39.02 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at September 30, 2012 and December 31, 2011 were $8.80 billion and $7.33 billion, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as pre-refunded bonds), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.  Such escrow accounts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee and are almost exclusively comprised of U.S. Treasury securities.  Moody’s Investors Service has assigned negative outlooks to municipal securities in both the state sector and local government sector within the United States.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  The downgrade during 2008 and 2009 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of many such securities to the underlying rating of the respective security.  Of the insured municipal securities in the Company’s investment portfolio at September 30, 2012, approximately 98% were rated at A3 or above, and approximately 91% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at September 30, 2012.  The average credit rating of the entire municipal bond portfolio was “Aa1” at September 30, 2012 with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at September 30, 2012 and December 31, 2011 included $3.15 billion and $3.52 billion, respectively, of residential mortgage-backed securities including pass-through securities and collateralized mortgage obligations (CMO), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at September 30, 2012 and December 31, 2011 were $1.59 billion and $1.82 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.56 billion and $1.70 billion, at September 30, 2012 and December 31, 2011, respectively. Approximately 38% of the Company’s CMO holdings were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at both September 30, 2012 and December 31, 2011.  The average credit rating of the $962 million and $1.05 billion of non-guaranteed CMO holdings at September 30, 2012 and December 31, 2011, respectively, was “Ba2” and “Ba1,” respectively.  The average credit rating of all of the above securities was “Aa3” at both September 30, 2012 and December 31, 2011.

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

Alternative Documentation Mortgages and Sub-Prime Mortgages

At September 30, 2012 and December 31, 2011, the Company’s fixed maturity investment portfolio included collateralized mortgage obligations backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $354 million and $351 million, respectively (comprising approximately 0.5% of the Company’s total fixed maturity investments at both dates).  The continued disruption in secondary investment markets provided the Company with the opportunity to selectively acquire additional mortgage-backed securities at discounted prices in recent years.  The Company purchased $11 million and $128 million of such securities in the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities’ requirements for credit score but do not meet the government-sponsored entities’ guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Baa3” and “Baa2” at September 30, 2012 and December 31, 2011, respectively.

Commercial Mortgage-Backed Securities and Project Loans

At September 30, 2012 and December 31, 2011, the Company held commercial mortgage-backed securities (including FHA project loans) of $439 million and $446 million, respectively.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further information about these invested asset classes.

Other Investments

At both September 30, 2012 and December 31, 2011, the carrying value of the Company’s other investments was $3.45 billion.  The Company’s other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company’s fixed maturity investments.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  Net investment income provided by these asset classes was $339 million and $285 million in the nine months ended September 30, 2012 and 2011, respectively.  The increase in 2012 was primarily driven by improved results from the Company’s real estate partnerships and hedge fund investments.

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

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	September 30, 2012	December 31, 2011
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$5,383	$6,255
Allowance for uncollectible reinsurance	(280)	(345)

Net reinsurance recoverables	5,103	5,910
Mandatory pools and associations	1,960	2,020
Structured settlements	3,177	3,225

Total reinsurance recoverables	$10,240	$11,155

The $807 million decline in net reinsurance recoverables since December 31, 2011 primarily reflected the impact of cash collections, including commutation agreements, and the impact of net favorable prior year reserve development in the first nine months of 2012.

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

Given the possibility that more active weather patterns such as the Company experienced in recent periods may continue, as well as the possibility that interest rates may remain low for some period of time, along with the current level of profitability in certain of its product lines, the Company has undertaken efforts to improve its underwriting margins.  These efforts include seeking improved rates, as well as improved terms and conditions on many of its insurance products, and also include other initiatives, such as reducing operating expenses and acquisition costs.  These efforts may not be successful and/or may result in lower retention and new business levels and therefore lower business volumes.  Nonetheless, the Company currently expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong relative to historical experience.  The Company also expects to continue to achieve renewal price increases during the remainder of 2012 and into 2013.  In the Business Insurance segment, the Company expects that renewal premium changes during the remainder of 2012 and into 2013 will be broadly consistent with the higher levels attained in the first nine months of 2012 and will be driven by increases in both renewal rate changes and, subject to the economic uncertainties discussed below, insured exposures.  In the Financial, Professional & International Insurance segment, the Company expects that renewal premium changes will modestly improve during the remainder of 2012 and into 2013 compared to the first nine months of 2012.  In the Personal Insurance segment, the Company expects both Agency Automobile and Agency Homeowners and Other renewal premium changes during the remainder of 2012 and into 2013 will remain positive and will be slightly higher than in the first nine months of 2012 based on the Company’s actions to file for rate increases.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business.  Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2012 and into 2013 for new business, not only in Business Insurance and Financial, Professional & International Insurance, but especially in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as “comparative raters,” has increased the focus on price over other competitive factors.  In addition, in Personal Insurance, as in other segments, the need to keep pace with technological changes, such as telematics and other usage-based methods of determining premiums, may become an increasingly important competitive factor.  In Personal Insurance, the Company’s efforts to seek improved rates and terms and conditions have impacted, and are likely to continue to impact, the level of new business.  Refer to “Part I — Item 1A—Risk Factors—The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In addition, the Company launched a new distribution channel in 2009 that markets personal insurance products directly to consumers, which is expected to generate modest growth in premium volume for Personal Insurance during the remainder of 2012 and into 2013.

Current economic conditions have been somewhat volatile and there is increased uncertainty as to whether the U.S. or the global economy will grow modestly, remain stagnant or enter a recession. Economic growth experienced in 2011 and the first nine months of 2012 may or may not continue, or may continue at a slower rate for an extended period of time. In addition, some economic conditions, such as the commercial and residential real estate environment and employment rates, may continue to be weak. Uncertainty regarding the U.S. Federal budget and taxes has added to the uncertainty regarding economic conditions generally, and those conditions could be negatively impacted by the occurrence or threat of a so-called “fiscal cliff” consisting of, among other things, mandatory Federal budget reductions and the expiration of Federal individual tax rate reductions.

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

Catastrophe and other weather-related losses are inherently unpredictable from period to period.  The Company experienced significant catastrophe and other weather-related losses in a number of recent periods which adversely impacted its results of operations. The Company’s results of operations would continue to be adversely impacted if significant catastrophe and other weather-related losses were to occur during the remainder of 2012 and into 2013.

The Company utilizes reinsurance treaties with unaffiliated reinsurers and catastrophe bonds to manage its exposure to losses resulting from catastrophes, as discussed in the “Catastrophe Reinsurance Coverage” section herein.

For the last several years, the Company’s results have included significant amounts of net favorable prior year reserve development, although at lower levels in more recent periods, driven by better than expected loss experience in all of the Company’s segments.  The lower level of net favorable prior year reserve development in a number of recent periods may have been in part due to the Company’s reserve estimation process incorporating those factors that led to the higher levels of net favorable prior year reserve development in previous years.  If that trend continues, the better than expected loss experience may continue at these recent lower levels, or even lower levels.  However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods.  In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods.

In Business Insurance, the Company expects that the anticipated impact of increases in renewal premium changes, partially offset by an expected modest increase in underlying losses, and weather patterns consistent with the Company’s expectations will likely result in underlying underwriting margins during the remainder of 2012 and into 2013 that are higher than the corresponding prior year periods in 2011 and 2012.  In Financial, Professional & International Insurance, the Company expects that the anticipated impact of lower underlying losses due to recent underwriting actions in the segment and increases in renewal premium changes in Bond & Financial Products, partially offset by higher employee- and technology-related costs to enhance operations and support future business growth in International, will likely result in underlying underwriting margins during the remainder of 2012 and into 2013 that are modestly higher than the corresponding prior year periods in 2011 and 2012.  In Personal Insurance, the Company anticipates higher underlying underwriting margins during the remainder of 2012 and into 2013 as compared with the corresponding prior period quarters, reflecting the anticipated impact of continued positive renewal premium changes, partially offset by an increase in underlying losses, and weather patterns consistent with the Company’s expectations. Also in Personal Insurance, the Company’s direct to consumer initiative, as discussed above, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

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

Net investment income is a material contributor to the Company’s results of operations.  Interest rates remain at very low levels by historical standards.  Based on the current interest rate environment, the Company estimates that the impact of lower reinvestment yields on the Company’s fixed maturity portfolio could result in approximately $25 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding quarter of the prior year during the remainder of 2012 and into 2013.  Given recent general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio for the remainder of 2012 to be generally consistent with the fourth quarter of 2011.  If general economic conditions and/or investment market conditions deteriorate in the remainder of 2012, the Company could also experience a reduction in net investment income and/or significant realized investment losses, including impairments.  For further discussion of the Company’s investment portfolio, see “Part I — Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in this report.  For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected” and “Our investment portfolio may suffer reduced returns or material realized or unrealized losses” included in “Part I — Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders.  In recent years, the Company has returned capital to its shareholders, comprising dividends to common shareholders and common share repurchases, in amounts that have exceeded its operating income.  The Company now expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income.  In addition, actual amounts of common share repurchases will also depend on a variety of additional factors, including corporate and regulatory requirements, maintaining capital levels commensurate with the Company’s existing ratings from independent rating agencies, share price, funding of the Company’s qualified pension plan, strategic initiatives and other market conditions.  For information regarding the Company’s common share repurchases in 2012, see “Liquidity and Capital Resources” in this report.

The Company had a net after-tax unrealized investment gain of $3.18 billion in its fixed maturity investment portfolio at September 30, 2012.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

Many of the statements in this “Outlook” section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.  Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I — Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and “Part I — Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this report.

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

At September 30, 2012, total cash and short-term invested assets aggregating $2.04 billion and having a weighted average maturity of 65 days were held in the United States by the holding company.  These assets are sufficient to meet the holding company’s current liquidity requirements and are in excess of the Company’s minimum target level, comprising the Company’s estimated annual pretax interest expense and common shareholder dividends, and currently totaling approximately $1.1 billion.  These liquidity requirements primarily include shareholder dividends, debt service and contributions to its qualified domestic pension plan from time to time.

The holding company is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of September 30, 2012, as such earnings are intended to be permanently reinvested in those operations. Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at September 30, 2012.

The Company has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time.  The Company also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in 2013.  This line of credit also supports the Company’s $800 million commercial paper program, of which $100 million was outstanding at September 30, 2012.  The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company currently utilizes uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $437 million to provide much of the capital needed to support its obligations at Lloyd’s.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first nine months of 2012 and 2011 were $2.77 billion and $1.82 billion, respectively.  Cash flows in the first nine months of 2012 compared with the same period of 2011 primarily reflected a lower level of paid losses due to significantly lower catastrophe losses.  Operating cash flows in the first nine months of 2012 and 2011 reflected contributions of $67 million and $35 million, respectively, to the Company’s qualified domestic pension plan.

Investing Activities

Net cash flows used in investing activities in the first nine months of 2012 were $1.16 billion, compared with net cash flows provided by investing activities in the first nine months of 2011 of $237 million.  The Company’s consolidated total investments at September 30, 2012 increased by $1.79 billion from year-end 2011, driven by operating cash flows of $2.77 billion and a $680 million increase in net pretax unrealized appreciation of investments in the first nine months of 2012, partially offset by the Company’s common share repurchases of $1.06 billion under its share repurchase authorization, common shareholder dividends of $519 million and debt repayments of $258 million in the first nine months of 2012.

The Company’s investment portfolio is managed to support its insurance operations; accordingly, the portfolio is positioned to meet obligations to policyholders.  As such, the primary goals of the Company’s asset - liability management process are to satisfy the insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows.  Generally, the expected principal and interest payments produced by the Company’s fixed maturity portfolio adequately fund the estimated runoff of the Company’s insurance reserves.  Although this is not an exact cash flow match in each period, the substantial amount by which the market value of the fixed maturity portfolio exceeds the expected present value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, contributes to the Company’s ability to fund claim payments without having to sell illiquid assets or access credit facilities.

Financing Activities

Net cash flows used in financing activities in the first nine months of 2012 and 2011 were $1.61 billion and $2.02 billion, respectively.  The totals in both periods primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.  In addition, the 2012 total included debt repayments of $258 million.

Dividends.  Dividends paid to shareholders were $519 million and $500 million in the first nine months of 2012 and 2011, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On October 18, 2012, the Company announced that it declared a regular quarterly dividend of $0.46 per share, payable December 31, 2012 to shareholders of record on December 10, 2012.

Debt Maturities.  On May 29, 2012, the Company purchased and retired $8.5 million aggregate principal amount of its 6.25% fixed-to-floating rate junior subordinated debentures due March 15, 2067 in an open market transaction. The Company’s $250 million, 5.375% senior notes matured on June 15, 2012 and were paid from existing holding company liquidity.

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, common share price, catastrophe losses, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  During the three months and nine months ended September 30, 2012, the Company repurchased 5.4 million and 17.0 million shares, respectively, under its share repurchase authorization, for a total cost of approximately $350 million and $1.05 billion, respectively.  The average cost per share repurchased was $65.00 and $61.93, respectively.  At September 30, 2012, the Company had $2.56 billion of capacity remaining under the share repurchase authorization.

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

Capital Structure.  The following table summarizes the components of the Company’s capital structure at September 30, 2012 and December 31, 2011.

(in millions)	September 30, 2012	December 31, 2011
Debt:
Short-term	$600	$350
Long-term	5,761	6,269
Net unamortized fair value adjustments and debt issuance costs	(11)	(14)

Total debt	6,350	6,605

Common shareholders’ equity:
Common stock and retained earnings, less treasury stock	23,369	22,472
Accumulated other comprehensive income	2,536	2,005

Total shareholders’ equity	25,905	24,477

Total capitalization	$32,255	$31,082

The $1.17 billion increase in total capitalization from December 31, 2011 primarily reflected the impact of net income of $2.17 billion and an increase in net unrealized appreciation of investments, partially offset by common share repurchases under the Company’s share repurchase authorization totaling $1.05 billion, shareholder dividends of $522 million and debt repayments of $258 million in the first nine months of 2012.

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	September 30, 2012	December 31, 2011

Total capitalization excluding net unrealized gain on investments	$28,940	$28,211
Net unrealized gain on investments, net of taxes	3,315	2,871

Total capitalization	$32,255	$31,082

Debt-to-total capital ratio	19.7%	21.3%

Debt-to-total capital ratio excluding net unrealized gain on investments	21.9%	23.4%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s debt-to-total capital ratio of 21.9% at September 30, 2012 calculated on this basis was within the Company’s target range.

Federal Stability Oversight Council’s Rules and Interpretive Guidance on Systemically Important Financial Institutions.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) gives the Federal Reserve supervisory authority over a number of nonbank financial services holding companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the Council) as “systemically important financial institutions” (SIFI).  Based on rules and interpretive guidance adopted by the Council, the Company does not expect that it will be designated as a SIFI.  Consistent with that expectation, the Company has not received a notice from the Council that it will be reviewed for systemic risk designation.  Nonetheless, it is possible that the Council may change its rules or guidance in the future, or exercise the discretion granted to the Council by the Dodd-Frank Act, and conclude that the Company is a SIFI.  If the Company were designated as “systemically important,” the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding the Company’s capital, liquidity and leverage as well as its business and investment conduct.  As a result of the foregoing, the Dodd-Frank Act, or other additional state and federal regulation that may be adopted in the future, could impose significant burdens on the Company, including impacting the ways in which the Company conducts its business, increasing capital requirements or compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to smaller insurers that may not be subject to the same level of regulation.

International Association of Insurance Supervisors (IAIS) Guidance for Determining Global Systemically Important Insurers.  The IAIS is working with the Financial Stability Board (FSB) created by the G-20 and is developing a methodology for determining whether and which, if any, insurance companies pose a systemic risk to the global economy.  Such insurers would be designated “global systemically important insurers” (G-SIIs) and would likely be subject to higher capital requirements, enhanced supervision or both.  The IAIS has released for comment proposed methodology for identifying potential G-SIIs but has not yet decided upon the criteria for or the consequences of such designation.  Upon finalizing the assessment methodology and determining the consequences of a G-SII designation, the FSB along with national authorities expect to publish the list of G-SIIs in April 2013.  See “Part I — Item 1A — Risk Factors---New regulations outside of the U.S., including in the European Union, could adversely impact our results of operations and limit our growth” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  For additional discussion of ratings and the potential impacts of a downgrade in such ratings, refer to the “Ratings” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The following rating agency action was taken with respect to the Company since July 19, 2012, the date on which the Company’s Form 10-Q for the quarter ended June 30, 2012 was filed with the Securities and Exchange Commission.

•                  On October 3, 2012, S&P affirmed its “3-” Lloyd’s Syndicate assessment on Travelers Syndicate Management — Syndicate 5000, and subsequently withdrew the assessment at the Company’s request.

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

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $3.15 billion at September 30, 2012) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2012			December 31, 2011
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,466	$9,192	$14,658	$5,571	$9,657	$15,228
Property	887	543	1,430	1,025	643	1,668
Commercial multi-peril	2,060	1,691	3,751	2,153	1,792	3,945
Commercial automobile	2,365	1,223	3,588	2,388	1,121	3,509
Workers’ compensation	9,753	7,544	17,297	9,649	7,348	16,997
Fidelity and surety	438	1,052	1,490	500	1,029	1,529
Personal automobile	1,990	695	2,685	2,038	736	2,774
Homeowners and personal—other	659	777	1,436	778	814	1,592
International and other	2,206	1,681	3,887	2,370	1,741	4,111

Property-casualty	25,824	24,398	50,222	26,472	24,881	51,353
Accident and health	36	—	36	39	—	39

Claims and claim adjustment expense reserves	$25,860	$24,398	$50,258	$26,511	$24,881	$51,392

The $1.13 billion decrease in gross claims and claim adjustment expense reserves since December 31, 2011 primarily reflected the impact of net favorable prior year reserve development and payments related to significant catastrophe losses incurred in 2011 as well as operations in runoff, including asbestos and environmental claims, partially offset by the increase in loss cost trends and catastrophe losses incurred in the first nine months of 2012.

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

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see “Part I — Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.  There have been no material changes to the Company’s disclosures about market risk in Part II, Item 7A of the Company’s 2011 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 12 of notes to the Company’s unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I — Item 1A — Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and “— Critical Accounting Estimates” herein and in the Annual Report on Form 10-K for the year ended December 31, 2011.  There have been no material changes to the risk factors disclosed in Part I — Item 1A of the Company’s 2011 Annual Report on Form 10-K.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2012	July 31, 2012	1,336,749	$62.72	1,334,204	$2,825,565,602
August 1, 2012	August 31, 2012	2,171,966	$64.32	2,165,600	$2,686,277,165
Sept. 1, 2012	Sept. 30, 2012	1,885,932	$67.41	1,884,903	$2,559,219,317

Total		5,394,647	$65.00	5,384,707	$2,559,219,317

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

The Company acquired 9,940 shares during the three months ended September 30, 2012 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

Item 5.         OTHER INFORMATION

Executive Ownership and Sales.  All of the Company’s executive officers hold equity in the Company in excess of the required level under the Company’s executive stock ownership policy.  For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis—Stock Ownership Guidelines” in the Company’s proxy statement filed with the Securities and Exchange Commission (SEC) on April 10, 2012.  From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell shares of common stock of the Company in the open market, in private transactions or to the Company.  To effect such sales, some of the Company’s executives have entered into, and may in the future enter into, trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934.  The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines.  The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer, and Alan D. Schnitzer, Vice Chairman — Financial, Professional & International Insurance and Field Management; Chief Legal Officer were the only “named executive officers” (i.e., an executive officer named in the compensation disclosures in the Company’s proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect.  The trading plans extend from approximately one to thirteen months from the date of this report.  Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary and Mr. Schnitzer has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amounts are calculated for purposes of the stock ownership guidelines).  See “Compensation Discussion and Analysis—Stock Ownership Guidelines” in the Company’s proxy statement filed with the SEC on April 10, 2012.

Item 6.         EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 18, 2012	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman Senior Vice President (Authorized Signatory)

Date: October 18, 2012	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2012 and 2011; (ii) Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2012 and 2011; (iii) Consolidated Balance Sheet at September 30, 2012 and December 31, 2011; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

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