Form 10-K
period 2012-12-31
TRAVELERS COMPANIES, INC.
filed 2013-02-19
CIK 86312

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $24,560,884,330.

As of February 11, 2013, 377,954,687 shares of the registrant's common stock (without par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2012

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS

        The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and methods of distribution. Distribution methods include the use of independent agents, exclusive agents, direct marketing (including use of toll-free numbers and the internet) and/or salaried employees. According to A.M. Best, there are approximately 1,326 property and casualty groups in the United States, comprising approximately 2,778 property and casualty companies. Of those groups, the top 150 accounted for approximately 92% of the consolidated industry's total net written premiums in 2011. The Company competes with both foreign and domestic insurers. In addition, several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company's competitive position in the marketplace is based on many factors, including the following:

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

 Pricing and Underwriting

        Pricing of the Company's property and casualty insurance products is generally developed based upon an estimation of expected losses, the expenses associated with producing, issuing and servicing business and managing claims, the time value of money related to the expected loss and expense cash flows, and a reasonable allowance for profit that considers the capital needed to support the Company's business. The Company has a disciplined approach to underwriting and risk management that over the long-term emphasizes product returns and profitable growth rather than premium volume or market share. The Company's insurance subsidiaries are subject to state laws and regulations regarding rate and policy form approvals. The applicable state laws and regulations establish standards in certain lines of business to ensure that rates are not excessive, inadequate, unfairly discriminatory, or used to engage in unfair price competition. The Company's ability to increase rates and the relative timing of the process are dependent upon each respective state's requirements, as well as the competitive market environment.

Geographic Distribution

        The following table shows the geographic distribution of the Company's consolidated direct written premiums for the year ended December 31, 2012:

State	% of Total
California	10.1%
New York	9.8
Texas	7.3
Pennsylvania	5.1
Florida	4.5
Illinois	4.0
New Jersey	3.9
Massachusetts	3.4
Georgia	3.1
All other domestic(1)	44.8

Total domestic	96.0
International	4.0

Consolidated total	100.0%

(1)
No other single state accounted for 3.0% or more of the total direct written premiums written in 2012 by the Company's domestic operations.

Catastrophe Exposure

        The wide geographic distribution of the Company's property and casualty insurance operations exposes it to claims arising out of catastrophes. The Company uses various analyses and methods, including proprietary and third-party computer modeling processes, to continually monitor and analyze underwriting risks of business in natural catastrophe-prone areas and target risk areas for conventional terrorist attacks (defined as attacks other than nuclear, biological, chemical or radiological events). The Company relies, in part, upon this analysis to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. For example, the Company has limited the writing of new property and homeowners business in some markets and has selectively taken underwriting actions on new and existing business. These underwriting actions on new and existing business include tightened underwriting standards, selective price increases and changes to deductibles specific to hurricane-, tornado-, wind- and hail-prone areas. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions."

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

BUSINESS INSURANCE

        The Business Insurance segment offers a broad array of property and casualty insurance and insurance-related services to its clients primarily in the United States. Business Insurance is organized into the following six groups, which collectively comprise Business Insurance Core operations:

  •
  Select Accounts provides small businesses with property and casualty products, including commercial multi-peril, commercial property, general liability, commercial auto and workers' compensation insurance.

  •
  Commercial Accounts provides mid-sized businesses with property and casualty products, including commercial multi-peril, commercial property, general liability, commercial auto and workers' compensation insurance.

  •
  National Accounts provides large companies with casualty products and services, including workers' compensation, general liability and automobile liability, generally utilizing loss-sensitive products, on both a bundled and unbundled basis. National Accounts also includes the Company's commercial residual market business, which primarily offers workers' compensation products and services to the involuntary market.

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

  •
  Technology serves small to large companies involved in telecommunications, information technology, medical technology and electronics manufacturing, offering a comprehensive portfolio of products and services. Products offered include commercial property, commercial auto, general liability, workers' compensation, umbrella, internet liability, technology errors and omissions coverages and global companion products.

  •
  Public Sector Services provides insurance products and services to public entities including municipalities, counties, Indian Nation gaming organizations and selected special government districts such as water and sewer utilities. The policies written by this unit typically cover commercial property, commercial auto, general liability, professional liability and workers' compensation exposures.

  •
  Oil & Gas provides specialized property and liability products and services for customers involved in the exploration and production of oil and natural gas, including operators and drilling contractors, as well as various service and supply companies and manufacturers that support upstream operations. The policies written by this business group cover risks including physical damage, liability, business interruption and workers' compensation.

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

  •
  Global Partner Services provides insurance to foreign organizations with property and liability exposures located in the United States (reverse-flow) as part of a global program.

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

        Business Insurance also includes the Special Liability Group (which manages the Company's asbestos and environmental liabilities) and the assumed reinsurance and certain other runoff operations, which are collectively referred to as Business Insurance Other.

 Selected Market and Product Information

        The following table sets forth Business Insurance net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see "—Principal Markets and Methods of Distribution" and "—Product Lines," respectively.

(for the year ended December 31, in millions)	2012	2011	2010	% of Total 2012
By market:
Select Accounts	$2,775	$2,784	$2,718	23.4%
Commercial Accounts	3,101	2,890	2,576	26.1
National Accounts	907	782	806	7.7
Industry-Focused Underwriting	2,554	2,407	2,299	21.5
Target Risk Underwriting	1,666	1,587	1,573	14.0
Specialized Distribution	870	880	872	7.3

Total Business Insurance Core	11,873	11,330	10,844	100.0
Business Insurance Other	(1)	10	13	—

Total Business Insurance by market	$11,872	$11,340	$10,857	100.0%

By product line:
Workers' compensation	$3,400	$2,959	$2,586	28.6%
Commercial automobile	1,924	1,955	1,910	16.2
Commercial property	1,647	1,595	1,641	13.9
General liability	1,765	1,705	1,726	14.9
Commercial multi-peril	3,100	3,096	2,995	26.1
Other	36	30	(1)	0.3

Total Business Insurance by product line	$11,872	$11,340	$10,857	100.0%

Principal Markets and Methods of Distribution

        Business Insurance distributes its products through approximately 10,500 independent agencies and brokers located throughout the United States that are serviced by 118 field offices and three customer service centers. Business Insurance continues to make significant investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with independent agencies and brokers. Business Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Business Insurance considers, among other attributes, each agency's or broker's financial strength, staff experience and strategic fit with the Company's operating and marketing plans. Once an agency or broker is appointed, Business Insurance carefully monitors its performance. The majority of products offered by the Select Accounts, Commercial Accounts, Industry-Focused Underwriting and Target-Risk Underwriting groups are distributed through a common base of independent agents and brokers, many of whom also sell the Company's Personal Insurance products. Additionally, the Industry-Focused Underwriting and Target Risk Underwriting groups may underwrite business with agents that specialize in servicing the needs of certain of the industries served by these groups.

        Select Accounts is a leading provider of commercial property and casualty insurance products to small businesses, generally with fewer than 50 employees. Products offered by Select Accounts are guaranteed-cost policies, including packaged products covering property and liability exposures. Each small business risk is independently evaluated via an automated underwriting platform which in turn enables agents to quote, bind and issue a substantial amount of new small business risks at their desktop. Risks with more complex characteristics are underwritten with the assistance of Company personnel. The automated underwriting platform has significantly streamlined the agent desktop underwriting process.

        Commercial Accounts sells a broad range of commercial property and casualty insurance products through a large network of independent agents and brokers, primarily targeting mid-sized businesses with 50 to 1,000 employees. The Company offers a full line of products to its Commercial Accounts customers with an emphasis on guaranteed cost programs. Each account is underwritten based on the unique risk characteristics, loss history and coverage needs of the account. The ability to underwrite at this detailed level allows Commercial Accounts to have a broad risk appetite and a diversified customer base.

        National Accounts sells a variety of casualty products and services to large companies through a network of national and regional brokers, primarily utilizing loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a retrospectively rated or a guaranteed cost insurance policy. National Accounts also provides casualty products and services through retail brokers on an unbundled basis, using third-party administrators for insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance. National Accounts provides insurance-related services, such as risk management services, claims administration, loss control and risk management information services, either in addition to, or in lieu of, pure risk coverage, and generated $193 million of fee income in 2012, excluding commercial residual market business. The commercial residual market business of National Accounts sells claims and policy management services to workers' compensation pools throughout the United States, and generated $82 million in fee income in 2012.

        Workers' compensation accounted for approximately 73% of sales to National Accounts customers during 2012, based on direct written premiums and fees.

        Industry-Focused Underwriting markets commercial property and casualty insurance products and services through a large network of agents and brokers. These products and services are tailored to targeted industry segments of significant size and complexity that require unique underwriting, claim, risk management or other insurance-related products and services.

        Target Risk Underwriting markets commercial property and casualty insurance products and services through a large network of agents and brokers to a wide customer base having specialized property and casualty coverage requirements.

        Specialized Distribution distributes admitted and excess and surplus lines property and casualty products predominantly through selected wholesale agents, both on a brokerage and managing general underwriting basis, and through selected program agents. These brokers, general agents and program agents operate in certain markets that are not typically served by the Company's appointed retail agents, or they maintain certain affinity arrangements in specialized market segments. The wholesale excess and surplus lines market, which is characterized by the absence of rate and form regulation, allows for more flexibility to write certain classes of business. In working with wholesale or program agents on a brokerage basis, Specialized Distribution underwrites the business and sets the premium level. In working with wholesale or program agents on a managing general underwriting or program manager basis, the agents produce and underwrite business subject to underwriting guidelines that have been specifically designed for each facility or program.

Pricing and Underwriting

        Business Insurance has developed an underwriting and pricing methodology that incorporates underwriting, claims, engineering, actuarial and product development disciplines for particular industries, and enables Business Insurance to facilitate its risk selection process and develop pricing parameters. This approach is designed to maintain high-quality underwriting and pricing discipline utilizing proprietary data gathered and analyzed with respect to business over many years. The underwriters and engineers use this information, which provides specialized knowledge about specific industry segments, to assess and evaluate risks. The Company utilizes both standard industry forms and proprietary forms for the insurance policies it issues.

        For smaller businesses meeting pre-determined exposure characteristics and thresholds, Select Accounts utilizes an automated underwriting system that enables agents to issue a significant number of new policies at their desktop.

        A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and is subject to credit risk until such reimbursement is made. At December 31, 2012, contractholder payables on unpaid losses within the deductible layer of large deductible policies and the associated receivables were each approximately $4.78 billion. Retrospectively rated policies are primarily used for workers' compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premium receivables from holders of retrospectively rated policies totaled approximately $116 million at December 31, 2012. Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral or trusts, is generally requested for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Business Insurance continually monitors the credit exposure on individual accounts and the adequacy of collateral.

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

  •
  Commercial Property.  Provides coverage for loss of or damage to buildings, inventory and equipment from a variety of events, including, among others, hurricanes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, volcanic eruptions, tsunamis, theft, vandalism, fires, explosions, terrorism and financial loss due to business interruption resulting from covered property damage. For additional information on terrorism coverages, see "Reinsurance—Catastrophe Reinsurance—Terrorism Risk Insurance Program." Property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, and ocean and inland marine insurance, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

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

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Business Insurance segment as of January 1, 2013. For third-party liability, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $18.8 million per insured, per occurrence. The net retained amount per risk for property exposures is generally limited to $18.0 million per occurrence, after reinsurance. The Company generally retains its workers' compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per-risk retentions if the aggregate limits or caps are reached. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Business Insurance's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2012:

State	% of Total
California	13.3%
New York	7.7
Texas	7.5
Illinois	5.0
Florida	4.2
Pennsylvania	4.1
New Jersey	3.7
Massachusetts	3.5
All others(1)	51.0

Total	100.0%

(1)
No other single state accounted for 3.0% or more of the total direct written premiums written in 2012 by the Business Insurance segment.

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

        Select Accounts business is typically written through independent agents and, to a lesser extent, regional brokers and direct writers. Both national and regional property and casualty insurance companies compete in the Select Accounts market which generally comprises lower-hazard, "Main Street" business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on product offerings, service levels, ease of doing business and price. Select Accounts has established a strong marketing relationship with its distribution network and has provided this network with defined underwriting policies, a broad array of products, competitive prices and a highly efficient, automated platform that significantly reduces the time period between quoting a price on a new policy and issuing that policy. In addition, the Company has established centralized service centers to help agents perform many service functions, in return for a fee.

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

        In the National Accounts market, competition is based on price, product offerings, claim and loss prevention services, managed care cost containment, risk management information systems and collateral requirements. National Accounts primarily competes with national property and casualty insurance companies, as well as with other underwriters of property and casualty insurance in the alternative risk transfer market, such as self-insurance plans, captives managed by others, and a variety of other risk-financing vehicles and mechanisms. The residual market division competes for state contracts to provide claims and policy management services. National Accounts services approximately 33% of the total workers' compensation assigned risk market, making the Company one of the largest servicing carriers in the industry.

        There are several other business groups in Business Insurance that compete in focused target markets. Each of these markets is different and requires unique combinations of industry knowledge, customized coverage, specialized risk control and loss handling services, along with partnerships with agents and brokers that also focus on these markets. Some of these business groups compete with national carriers with similarly dedicated underwriting and marketing groups, whereas others compete with smaller regional companies. Each of these business groups has regional structures that allow them to deliver personalized service and local knowledge to their customer base. Specialized agents and brokers, including managing general agents and wholesale agents, supplement this strategy. In all of these business groups, the competitive strategy typically is the application of focused industry knowledge to insurance and risk needs.

 FINANCIAL, PROFESSIONAL & INTERNATIONAL INSURANCE

        The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which primarily use credit-based underwriting processes, as well as property and casualty products that are primarily marketed on a domestic basis in the United Kingdom, Canada and the Republic of Ireland, and on an international basis as a corporate member of Lloyd's. The segment includes the following groups:

  •
  Bond & Financial Products provides a wide range of customers with bond and insurance products and risk management services. The range of coverages includes performance, payment and commercial surety and fidelity bonds for construction and general commercial enterprises; management liability coverages for losses caused by the actual or alleged negligence or misconduct of directors and officers or employee dishonesty; employment practices liability coverages and fiduciary coverages for public corporations, private companies and not-for-profit organizations; professional liability coverage for actual or alleged errors and omissions committed in the course of professional conduct or practice for a variety of professionals including, among others, lawyers, design professionals and real estate agents; and professional and management liability, property, workers' compensation, auto and general liability and fidelity insurance for financial institutions.

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

        In addition, the Company owns 49.5% of the common stock of J. Malucelli Participações em Seguros e Resseguros S.A. (JMalucelli), its joint venture in Brazil. JMalucelli is currently the market leader in surety in Brazil based on market share, and commenced writing other property and casualty insurance business in 2012. The Company's investment in JMalucelli is accounted for using the equity method and is included in "other investments" on the consolidated balance sheet.

Selected Market and Product Information

        The following table sets forth Financial, Professional & International Insurance net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see "—Principal Markets and Methods of Distribution" and "—Product Lines," respectively.

(for the year ended December 31, in millions)	2012	2011	2010	% of Total 2012
By market:
Bond & Financial Products	$1,924	$1,953	$1,981	64.5%
International	1,057	1,149	1,230	35.5

Total Financial, Professional & International Insurance by market	$2,981	$3,102	$3,211	100.0%

By product line:
Fidelity and surety	$895	$957	$993	30.0%
General liability	859	836	834	28.8
International	1,057	1,149	1,230	35.5
Other	170	160	154	5.7

Total Financial, Professional & International Insurance by product line	$2,981	$3,102	$3,211	100.0%

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

Pricing and Underwriting

        Financial, Professional & International Insurance has developed underwriting and pricing methodologies that incorporate dedicated underwriting, claims, engineering, actuarial and product development disciplines. This approach is designed to maintain high quality underwriting and pricing discipline, based on an in-depth knowledge of the specific account, industry or country. Underwriters use industry and proprietary data gathered and analyzed over many years to assess and evaluate risks prior to quotation. The Company utilizes both standard industry forms and proprietary forms for the insurance policies it issues. This methodology enables Financial, Professional & International Insurance to facilitate its risk selection process and develop pricing parameters.

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

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Financial, Professional & International Insurance segment as of January 1, 2013. In the U.S. operations for third party liability, including but not limited to umbrella liability, professional liability, directors' and officers' liability, and employment practices liability, Financial, Professional & International Insurance generally limits net retentions, through the use of reinsurance, to up to $16.6 million per policy after the Company retains an aggregate layer of expected losses. For surety protection, where insured limits are often significant, the Company generally retains up to $55.0 million probable maximum loss (PML) per principal but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. In the International operations, per-risk retentions are usually limited up to $18.8 million, after reinsurance. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

 Geographic Distribution

        The following table shows the geographic distribution of Financial, Professional & International's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2012:

State	% of Total
California	6.8%
New York	5.3
Texas	5.0
Florida	3.4
Illinois	3.1
All other domestic(1)	45.9

Total domestic	69.5
Total international	30.5

Total	100.0%

(1)
No other single state within the United States accounted for 3.0% or more of the total direct written premiums written in 2012 by the domestic operations of the Financial, Professional & International Insurance segment.

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

        Bond & Financial Products underwrites and markets its products to all sizes of businesses and other organizations, as well as individuals. The Company believes that its reputation for timely and consistent decision making, a nationwide network of local underwriting, claims and industry experts and strong producer and customer relationships, as well as its ability to offer its customers a full range of products, provides Bond & Financial Products an advantage over many of its competitors and enables it to compete effectively in a complex, dynamic marketplace. The Company believes that the ability of Bond & Financial Products to cross-sell its products to customers of the Business Insurance and Personal Insurance segments provides additional competitive advantages for the Company.

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

(for the year ended December 31, in millions)	2012	2011	2010	% of Total 2012
By product line:
Automobile	$3,642	$3,788	$3,772	48.0%
Homeowners and Other	3,952	3,957	3,795	52.0

Total Personal Insurance	$7,594	$7,745	$7,567	100.0%

Principal Markets and Methods of Distribution

        Personal Insurance products are distributed primarily through approximately 12,000 active independent agents located throughout the United States, supported by personnel in 13 sales regions and seven service centers. While the principal markets for Personal Insurance products continue to be in states along the East Coast, California and Texas, the business continues to expand its geographic presence across the United States.

        In selecting new independent agencies to distribute its products, Personal Insurance considers, among other attributes, each agency's profitability, financial stability, staff experience and strategic fit with the segment's operating and marketing plans. Once an agency is appointed, Personal Insurance carefully monitors its performance.

        Agents can access the Company's agency service portal for a number of resources including customer service, marketing and claims management. In addition, agencies can choose to shift the ongoing service responsibility for Personal Insurance's customers to one of the Company's five Customer Care Centers, where the Company provides, on behalf of an agency, a comprehensive array of customer service needs, including response to billing and coverage inquiries, and policy changes. Approximately 1,800 agents take advantage of this service alternative.

        Personal Insurance also distributes its products through additional channels, including corporations that make the company's product offerings available to their employees primarily through payroll deduction, consumer associations and affinity groups. Personal Insurance handles the sales and service for these programs either through a sponsoring independent agent or through two of the Company's call center locations. In addition, since 1995, the Company has had a marketing agreement with GEICO to underwrite homeowners business for their auto customers.

        In 2009, the Company began marketing its insurance products directly to consumers, largely through online channels. The investment in the direct-to-consumer initiative generated modest premium volume for Personal Insurance in recent years, which was consistent with the Company's expectations. However, the direct-to-consumer initiative, while intended to enhance the Company's long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as the Company continues to develop, test and evaluate this distribution channel.

Pricing and Underwriting

        Personal Insurance has developed a product management methodology that integrates the disciplines of underwriting, claim, actuarial and product development. This approach is designed to maintain high quality underwriting discipline and pricing segmentation. Proprietary data accumulated over many years is analyzed and Personal Insurance uses a variety of risk differentiation models to facilitate its pricing segmentation. The Company's product management area establishes underwriting guidelines integrated with its filed pricing and rating plans, which enable Personal Insurance to effectively execute its risk selection and pricing processes.

        Pricing for personal automobile insurance is driven in large part by changes in the frequency of claims and by inflation in the cost of automobile repairs, medical care and litigation of liability claims. Pricing in the homeowners business is driven in large part by changes in the frequency of claims and by inflation in the cost of building supplies, labor and household possessions. In addition to the normal risks associated with any multiple peril coverage, the profitability and pricing of both homeowners and automobile insurance are affected by the incidence of natural disasters, particularly those related to weather and, for homeowners insurance, earthquakes. Insurers writing personal lines property and casualty policies may be unable to increase prices until some time after the costs associated with coverage have increased, primarily because of state insurance rate regulation. The pace at which an insurer can change rates in response to increased costs depends, in part, on whether the applicable state law requires prior approval of rate increases or notification to the regulator either before or after a rate change is imposed. In states with prior approval laws, rates must be approved by the regulator before being used by the insurer. In states having "file-and-use" laws, the insurer must file rate changes with the regulator, but does not need to wait for approval before using the new rates. A "use-and-file" law requires an insurer to file rates within a period of time after the insurer begins using the new rate. Approximately one-half of the states require prior approval of most rate changes. In addition, changes to methods of marketing and underwriting in some jurisdictions are subject to state-imposed restrictions, which can make it more difficult for an insurer to significantly manage catastrophe exposures.

        The Company's ability or willingness to raise prices, modify underwriting terms or reduce exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment, changes in the general economic climate and/or social responsibilities. The Company also may choose to write business it might not otherwise write in some states for strategic purposes, such as improving access to other commercial or personal underwriting opportunities. In choosing to write business in some states, the Company also considers the costs and benefits of those states' residual markets and guaranty funds, as well as other property and casualty business the Company writes in those states.

        Personal Insurance utilizes technology intended to maximize independent agents' ease of doing business with the Company. Automated quote transactions can be submitted online by independent agents either through Personal Insurance's proprietary platform, their own agency management platform or comparative raters (discussed in more detail in the "Competition" section that follows). Nearly all new business policies can be issued online either by using the agents' own platform or Personal Insurance's platform, both of which interface with Personal Insurance's underwriting and rating systems to monitor transactions for compliance with the company's underwriting and pricing programs. All online business is subject to consultative review by Personal Insurance's in-house underwriters. Audits of on-line business are conducted by an internal review team using systematic sampling across all of the Company's distribution channels.

Product Lines

        The primary coverages in Personal Insurance are personal automobile and homeowners and other insurance sold to individuals. Personal Insurance had approximately 7.3 million active policies (e.g., policies-in-force) at December 31, 2012.

        The Personal Insurance segment writes the following types of coverages:

  •
  Personal Automobile provides coverage for liability to others for both bodily injury and property damage, uninsured motorist protection, and for physical damage to an insured's own vehicle from collision, fire, flood, hail and theft. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

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

Net Retention Policy

        The following describes the Company's retention policy with respect to the Personal Insurance segment as of January 1, 2013. The Company generally retains its primary personal auto exposures in their entirety. For personal property insurance, there is an $8.0 million maximum retention per risk. Personal Insurance retains the first $10.0 million of umbrella policies and purchases facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based on the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Personal Insurance's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2012:

State	% of Total
New York	14.9%
Texas(1)	7.8
Pennsylvania	7.6
California	6.3
Florida	5.4
New Jersey	5.1
Georgia	4.4
Connecticut	4.2
Virginia	4.1
Massachusetts	3.7
Maryland	3.4
All others(2)	33.1

Total	100.0%

(1)
The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.

(2)
No other single state accounted for 3.0% or more of the total direct written premiums written in 2012 by the Personal Insurance segment.

Competition

        Although national companies write the majority of this business, Personal Insurance also faces competition from many regional and hundreds of local companies. Personal Insurance primarily competes based on breadth of product offerings, price, service (including claims handling), ease of doing business, stability of the insurer and name recognition. Personal Insurance competes for business within each independent agency since these agencies also offer policies of competing companies. At the agency level, competition is primarily based on price, service (including claims handling), the level of automation and the development of long-term relationships with individual agents. In recent years, most independent personal insurance agents have begun utilizing price comparison rating technology, sometimes referred to as "comparative raters," as a cost-efficient means of obtaining quotes from multiple companies. Because the use of this technology facilitates the process of generating multiple quotes, the technology has increased price comparison on new business and, increasingly, on renewal business. Personal Insurance also competes with insurance companies that use exclusive agents or salaried employees to sell their products, as well as those that employ direct marketing strategies, including the use of toll-free numbers and the internet. See "Item 1A—Risk Factors—The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability."

CLAIMS MANAGEMENT

        The Company's claim functions are managed through its Claims Services operation, with locations in the United States and in the countries where it does business. With more than 13,000 employees, Claims Services employs a diverse group of professionals, including claim adjusters, appraisers, attorneys, investigators, engineers, accountants, system specialists and training, management and support personnel. Approved external service providers, such as investigators, attorneys and, in the rare circumstances when necessary, independent adjusters and appraisers, are available for use as appropriate.

        U.S. field claim management teams located in 21 claim centers and 58 satellite and specialty-only offices in 45 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Company's business segments. Claim teams with specialized skills, required licenses, resources and workflows are matched to the unique exposures of those businesses, with local claims management dedicated to achieving optimal results within each segment. The Company's home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. This structure permits the Company to maintain the economies of scale of a large, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International, while generally provided locally by staff in the respective international locations due to local knowledge of applicable laws and regulations, is also managed by the Company's U.S. Claims Services organization to leverage that knowledge base and to share best practices.

        An integral part of the Company's strategy to benefit customers and shareholders is its continuing industry leadership in the fight against insurance fraud through its Investigative Services unit. The Company has a nationwide staff of experts who investigate a wide array of insurance fraud schemes using in-house forensic resources and other technological tools. This staff also has specialized expertise in fire scene examinations, medical provider fraud schemes and data mining. The Company also dedicates investigative resources to ensure that violations of law are reported to and prosecuted by law enforcement agencies.

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

        In recent years, Claims Services refined its catastrophe response strategy to increase the Company's ability to respond to a significant catastrophic event using its own personnel, enabling it to minimize reliance on independent adjusters and appraisers. The Company has developed a large dedicated catastrophe response team and trained a large Enterprise Response Team of existing employees who can be deployed on short notice in the event of a catastrophe that generates claim volume exceeding the capacity of the dedicated catastrophe response team. In recent years, these internal resources were successfully deployed to respond to a record number of catastrophe claims, including those related to Storm Sandy in 2012.

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

        For a description of reinsurance-related litigation, see note 16 of notes to the Company's consolidated financial statements.

        Included in reinsurance recoverables are amounts related to structured settlements, which comprise annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company's consolidated balance sheet as a liability and as a reinsurance recoverable, as the Company retains the contingent liability to the claimant. In the event that the life insurance company fails to make the required annuity payments, the

Company would be required to make such payments, if and to the extent the purchased annuities are not covered by state guaranty associations.

Catastrophe Reinsurance

        Catastrophes can be caused by a variety of events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis and volcanic eruptions. Catastrophes can also result from a terrorist attack (including those involving nuclear, biological, chemical or radiological events), explosions, infrastructure failures or as a consequence of political instability. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those areas that are heavily populated. The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes. In addition to the coverage provided under this treaty, the Company also utilizes a catastrophe bond program, as well as a Northeast catastrophe reinsurance treaty, to protect against certain losses resulting from catastrophes in the Northeastern United States. In addition, the Company also has a general catastrophe aggregate excess-of-loss reinsurance treaty, an earthquake excess-of-loss reinsurance treaty and several reinsurance treaties specific to its international operations.

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

        The following table summarizes the Company's coverage under its General Catastrophe Reinsurance Treaty, effective for the period July 1, 2012 through June 30, 2013, as well as certain other catastrophe-related coverages:

Layer of Loss	Reinsurance Coverage In-Force
$0 - $1.5 billion	Loss 100% retained by the Company, except for certain losses covered by the Earthquake Excess-of-Loss Treaty as described below.
$1.5 billion - $2.25 billion
53.3% ($400 million) of loss covered by treaty; 46.7% ($350 million) of loss retained by the Company. Additionally, certain losses incurred in the Northeastern United States are covered by the Catastrophe Bond Program as described below.
Greater than $2.25 billion
100% of loss retained by the Company, except for certain losses incurred in the Northeastern United States, which are covered by the Catastrophe Bond Program and Northeast Catastrophe Treaty as described below.

        In addition to the general catastrophe reinsurance treaty described above, the Company also maintains a General Catastrophe Aggregate Excess-of-Loss Treaty, the coverage terms of which are described below.

        Catastrophe Bond Program.    On December 18, 2009, Longpoint Re II, Ltd. (Longpoint Re II), a newly formed independent Cayman Islands company licensed as a Class B insurer in the Cayman Islands, completed an offering to unrelated investors of $500 million aggregate principal amount of catastrophe bonds. In connection with the offering, the Company and Longpoint Re II entered into two reinsurance agreements (covering a three-year and four-year period, respectively), each providing up to $250 million of reinsurance on a proportional basis from certain losses resulting from certain hurricane events in the northeastern United States. The three-year term reinsurance agreement expired in December 2012, and the remaining reinsurance agreement expires in December 2013.

        Under the terms of the remaining reinsurance agreement, the Company is obligated to pay annual reinsurance premiums to Longpoint Re II for the reinsurance coverage. The reinsurance agreement utilizes a dual trigger that is based upon the Company's covered losses incurred and an index that is created by applying predetermined percentages to insured industry losses in each state in the covered area as reported by a third-party service provider. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. Amounts payable to the Company under the reinsurance agreement with respect to any covered event will be determined by the index-based losses from such event (which are designed to approximate the Company's actual losses), but cannot exceed the Company's actual losses from such event. The Company's actual loss experience may differ from the index-based losses. The principal amount of the catastrophe bonds will be reduced by any amounts paid to the Company under the reinsurance agreement.

        The attachment point for index-based losses and the maximum limit in the program's remaining reinsurance agreement are reset annually using a third-party proprietary computer model to estimate potential hurricane losses for the entire industry. The purpose of the annual reset is to maintain modeled probabilities of attachment and expected loss on the respective catastrophe bonds equal to their initial modeled probabilities. The attachment point for the indexed-based losses and maximum limit were increased significantly on May 1, 2012. Through April 30, 2013, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $3.500 billion. The full $250 million coverage amount of the reinsurance agreement is available on a proportional basis until index-based losses reach a maximum $4.358 billion limit. In accordance with the Longpoint Re II program, the attachment point for the index-based losses and the maximum limit will be reset again for the period May 1, 2013 through December 18, 2013. Covered losses under the agreement are limited to the following geographic locations: Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.

        As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers. With regard to Longpoint Re II, the credit risk is mitigated by a reinsurance trust account that has been funded by Longpoint Re II with money market funds that invest solely in direct government obligations backed by the U.S. government with maturities of no more than 13 months. The money market funds must have a principal stability rating of at least AAAm by Standard & Poor's. Other permissible investments include repurchase and reverse repurchase agreements collateralized by direct government obligations backed by the U.S. government with terms of no more than 397 calendar days, and cash.

        On June 6, 2012, Long Point Re III Ltd.(Long Point Re III), a newly formed independent Cayman Islands company licensed as a Class B insurer in the Cayman Islands, completed an offering to unrelated investors of $250 million aggregate principal amount of catastrophe bonds. In connection with the offering, the Company and Long Point Re III entered into a three-year reinsurance agreement providing coverage to the Company for certain losses from a hurricane in the northeastern United States. Long Point Re III was structured similarly to Longpoint Re II but does not utilize a dual trigger reinsurance agreement that is based on index-based losses. The business covered by the reinsurance agreement comprises specified property and related coverages in the Company's Personal Insurance segment, and within the "Select Accounts" and the "Commercial Accounts" business groups within the Company's Business Insurance segment. Covered losses under the agreement are limited to the following geographic locations: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Vermont. Coverage under the agreement is subject to a $2.0 billion retention, after which the Company is entitled to recover 50% of losses, up to a maximum recovery of $250 million. The attachment point, maximum limit and insurance percentage are reset annually to maintain modeled probabilities of attachment and expected loss on the respective catastrophe bonds equal to the initial modeled probabilities of attachment and expected loss. Similar to Longpoint Re II, in Long Point Re III the proceeds of the offering were deposited in a reinsurance trust account. In addition, the permitted investments for such proceeds are of the same type as in Longpoint Re II in all material respects, except that in Long Point Re II the money market funds must always be rated at least AAAm by Standard & Poor's, and in Long Point Re III, the money market funds must have been rated AAAm by Standard & Poor's on the issuance date of the bonds and thereafter must be rated by Standard & Poor's. The reinsurance agreement meets the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts.

        At the time the agreements were entered into with Longpoint Re II and Long Point Re III, the Company evaluated the applicability of the accounting guidance that addresses variable interest entities or VIEs. Under this guidance, an entity that is formed for business purposes is considered a VIE if: (a) the equity investors lack the direct or indirect ability through voting rights or similar rights to make decisions about an entity's activities that have a significant effect on the entity's operations, or (b) the equity investors do not provide sufficient financial resources for the entity to support its activities. Additionally, a company that absorbs a majority of the expected losses from a VIE's activities or is entitled to receive a majority of the entity's expected residual returns, or both, is considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in the company's financial statements.

        As a result of the evaluation of the reinsurance agreements with Longpoint Re II and Long Point Re III, the Company concluded that they were VIEs because the conditions described in items (a) and (b) above were present. However, while Longpoint Re II and Long Point Re III were determined to be VIEs, the Company concluded that it did not have a variable interest in the entities, as the variability in their results, caused by the reinsurance agreements, is expected to be absorbed entirely by the investors in the catastrophe bonds issued by Longpoint Re II and Long Point Re III and residual amounts earned by them, if any, are expected to be absorbed by the equity investors (the Company has neither an equity nor a residual interest in Longpoint Re II or Long Point Re III).

        Accordingly, the Company is not the primary beneficiary of Longpoint Re II or Long Point Re III and does not consolidate those entities in the Company's consolidated financial statements. Additionally, because the Company has no intention to pursue any transaction that would result in it acquiring interest in and becoming the primary beneficiary of Longpoint Re II or Long Point Re III, the consolidation of those entities in the Company's consolidated financial statements in future periods is unlikely.

        The Company has not incurred any losses that have resulted or are expected to result in a recovery under the Longpoint Re II or Long Point Re III agreements since their inception.

        Northeast General Catastrophe Reinsurance Treaty.    In addition to its general catastrophe treaty and its multi-year catastrophe bond program, the Company also is party to a northeast general catastrophe reinsurance treaty which provides up to $600 million of coverage, subject to a $2.25 billion retention, for certain losses arising from hurricanes, tornados, hail storms, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2012 through June 30, 2013. Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bond programs (if any) would be first applied to reduce losses subject to this treaty.

        General Catastrophe Aggregate Excess-of-Loss Reinsurance Treaty.    For the period January 1, 2013 to December 31, 2013, the Company has entered into a reinsurance agreement that covers the accumulation of certain property losses arising from multiple occurrences. For each occurrence, qualifying losses are 90% of $1.4 billion in excess of $100 million. The treaty covers aggregate qualifying losses during 2013 for 40% of $1.0 billion in excess of $1.5 billion. The treaty covers all of the Company's exposures in the United States and Canada and their possessions, and waters contiguous thereto, the Caribbean and Mexico.

        Earthquake Excess-of-Loss Reinsurance Treaty.    For the period July 1, 2012 through June 30, 2013, the Company has entered into an earthquake excess-of-loss treaty that provides for up to $142.5 million of coverage, subject to a $125 million retention, for earthquake losses incurred under policies written by the National Property business unit in the Company's Business Insurance segment.

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

Discounting

        The claims and claim adjustment expense reserves for most long-term disability and annuity claim payments, primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, were discounted to the present value of estimated future payments using a rate of 5% at both December 31, 2012 and 2011. These discounted reserves totaled $2.01 billion and $2.20 billion at December 31, 2012 and 2011, respectively.

Claims and Claim Adjustment Expense Development Table

        The table that follows sets forth the year-end reserves from 2002 through 2012 and the subsequent changes in those reserves, presented on a historical basis. The original estimates, cumulative amounts paid and re-estimated reserves in the table for the years 2002 and 2003 have not been restated to reflect the acquisition by Travelers Property Casualty Corp. (TPC) of The St. Paul Companies, Inc. (SPC) in 2004 (referred to hereafter as the Merger). The table includes SPC reserves beginning at December 31, 2004.

        The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The data in the table is not accident year data, but rather a display of 2002 to 2012 year-end reserves and the subsequent changes in those reserves.

        For instance, the "cumulative deficiency (redundancy)" shown in the table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 2002 included $4 million for a loss that is finally paid in 2007 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 2002 to 2006 shown in the accompanying table.

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

(at December 31, in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Reserves for claims and claim adjustment expense originally estimated	$23,268	$24,055	$41,446	$42,895	$42,844	$43,098	$41,312	$40,941	$40,255	$40,919	$40,634
Cumulative amounts paid as of
One year later	5,170	4,651	8,871	8,632	7,417	8,146	7,519	7,748	7,653	8,326
Two years later	8,319	8,686	14,666	13,837	13,181	12,798	12,454	12,374	12,567
Three years later	11,312	11,541	18,733	18,466	16,545	16,264	15,668	15,708
Four years later	13,548	13,708	22,514	21,025	19,113	18,524	18,053
Five years later	15,229	15,574	24,572	22,992	20,820	19,744
Six years later	16,836	16,624	26,189	24,423	22,205
Seven years later	17,738	17,558	27,469	25,616
Eight years later	18,563	18,320	28,557
Nine years later	19,236	18,988
Ten years later	19,854
Reserves re-estimated as of
One year later	23,658	24,222	41,706	42,466	42,172	41,373	39,863	39,524	39,413	39,845
Two years later	24,592	25,272	42,565	42,311	40,837	39,925	38,640	38,421	38,393
Three years later	25,553	26,042	42,940	41,692	39,739	38,842	37,613	37,539
Four years later	26,288	26,501	43,148	40,855	38,734	38,223	36,892
Five years later	26,731	26,803	42,655	40,026	38,409	37,716
Six years later	27,055	26,619	42,068	39,849	38,134
Seven years later	27,022	26,342	42,019	39,694
Eight years later	26,815	26,382	41,987
Nine years later	26,911	26,431
Ten years later	27,002
Cumulative deficiency (redundancy)	3,734	2,376	541	(3,201)	(4,710)	(5,382)	(4,420)	(3,402)	(1,862)	(1,074)
Gross liability—end of year	$33,914	$34,760	$59,438	$61,461	$59,677	$58,094	$55,121	$53,529	$51,537	$51,353	$50,888
Reinsurance recoverables	10,646	10,705	17,992	18,566	16,833	14,996	13,809	12,588	11,282	10,434	10,254

Net liability—end of year	$23,268	$24,055	$41,446	$42,895	$42,844	$43,098	$41,312	$40,941	$40,255	$40,919	$40,634

Gross re-estimated liability—latest	$39,064	$37,587	$59,849	$57,684	$53,689	$51,527	$49,345	$48,964	$48,996	$50,007
Re-estimated reinsurance recoverables—latest	12,062	11,156	17,862	17,990	15,555	13,811	12,453	11,425	10,603	10,162

Net re-estimated liability—latest	$27,002	$26,431	$41,987	$39,694	$38,134	$37,716	$36,892	$37,539	$38,393	$39,845

Gross cumulative deficiency (redundancy)	$5,150	$2,827	$411	$(3,777)	$(5,988)	$(6,567)	$(5,776)	$(4,565)	$(2,541)	$(1,346)

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

        The gross and net cumulative deficiency (redundancy) by calendar year as set forth in the table above includes the following impact of unfavorable prior year reserve development related to asbestos and environmental claims and claim adjustment expenses, in millions:

Asbestos	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Gross	$1,728	$1,703	$1,913	$1,079	$882	$883	$813	$628	$366	$171
Net	$1,604	$1,580	$1,732	$901	$745	$745	$675	$490	$350	$175
Environmental	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Gross	$807	$748	$701	$684	$576	$394	$309	$224	$179	$99
Net	$760	$701	$691	$661	$541	$356	$271	$201	$166	$90

Reserves on Statutory Accounting Basis

        At December 31, 2012, 2011 and 2010, claims and claim adjustment expense reserves (net of reinsurance) shown in the preceding table, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves), were $22 million lower, $20 million higher and $20 million higher, respectively, than those reported in the Company's respective annual reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves).

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

        A downgrade in one or more of the Company's claims-paying ratings could negatively impact the Company's business volumes and competitive position because demand for certain of its products may be reduced, particularly because some customers require that the Company maintain minimum ratings to enter into or renew business with it.

        Additionally, a downgrade in one or more of the Company's debt ratings could adversely impact the Company's ability to access the capital markets and other sources of funds, including in the syndicated bank loan market, and/or result in higher financing costs. For example, downgrades in the Company's debt ratings could result in higher interest expense under the Company's revolving credit agreement (under which the cost of borrowing could range from LIBOR plus 100 basis points to LIBOR plus 175 basis points, depending on the Company's debt ratings), the Company's commercial paper program, or in the event that the Company were to access the capital markets by issuing debt or similar types of securities. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a discussion of the Company's revolving credit agreement and commercial paper program. The Company considers the level of increased cash funding requirements in the event of a ratings downgrade as part of the evaluation of the Company's liquidity requirements. The Company currently believes that a one- to two-notch downgrade in its debt ratings would not result in a material increase in interest expense under its existing credit agreement and commercial paper programs. In addition, the Company considers the impact of a ratings downgrade as part of the evaluation of its common share repurchases.

Claims—Paying Ratings

        The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Insurance Company of Canada and Travelers Insurance Company Limited as of February 19, 2013. The table presents the position of each rating in the applicable agency's rating scale.

	A.M. Best	Moody's	S&P	Fitch
Travelers Reinsurance Pool(a)(b)	A+ (2nd of 16)	Aa2 (3rd of 21)	AA (3rd of 21)	AA (3rd of 21)
Travelers C&S Co. of America	A+ (2nd of 16)	Aa2 (3rd of 21)	AA (3rd of 21)	AA (3rd of 21)
First Floridian Auto and Home Ins. Co.	A- (4th of 16)	—	—	AA (3rd of 21)
First Trenton Indemnity Company	A (3rd of 16)	—	—	AA (3rd of 21)
The Premier Insurance Company of Massachusetts	A (3rd of 16)	—	—	—
Travelers C&S Co. of Europe, Ltd.	A+ (2nd of 16)	Aa2 (3rd of 21)	AA (3rd of 21)	—
Travelers Insurance Company of Canada	A+ (2nd of 16)	—	AA- (4th of 21)	—
Travelers Insurance Company Limited	A (3rd of 16)	—	AA (3rd of 21)	—

(a)
The Travelers Reinsurance Pool consists of: The Travelers Indemnity Company, The Charter Oak Fire Insurance Company, The Phoenix Insurance Company, The Travelers Indemnity Company of Connecticut, The Travelers Indemnity Company of America, Travelers Property Casualty Company of America, Travelers Commercial Casualty Company, TravCo Insurance Company, The Travelers Home and Marine Insurance Company, Travelers Casualty and Surety Company, Northland Insurance Company, Northfield Insurance Company, Northland Casualty Company, American Equity Specialty Insurance Company, The Standard Fire Insurance Company, The Automobile Insurance Company of Hartford, Connecticut, Travelers Casualty Insurance Company of America, Farmington Casualty Company, Travelers Commercial Insurance Company, Travelers Casualty Company of Connecticut, Travelers Property Casualty Insurance Company, Travelers Personal Security Insurance Company, Travelers Personal Insurance Company, Travelers Excess and Surplus Lines Company, St. Paul Fire and Marine Insurance Company, St. Paul Surplus Lines Insurance Company, The Travelers Casualty Company, St. Paul Protective Insurance Company, Travelers Constitution State Insurance Company, St. Paul Guardian Insurance Company, St. Paul Mercury Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc., Discover Property & Casualty Insurance Company, Discover Specialty Insurance Company and United States Fidelity and Guaranty Company.

(b)
The following affiliated companies are 100% reinsured by one of the pool participants noted in (a) above: Fidelity and Guaranty Insurance Company, Gulf Underwriters Insurance Company, American Equity Insurance Company, Select Insurance Company, St. Paul Fire and Casualty Insurance Company, The Travelers Lloyds Insurance Company and Travelers Lloyds of Texas Insurance Company.

Debt Ratings

        The following table summarizes the current debt, trust preferred securities and commercial paper ratings of the Company and its subsidiaries as of February 19, 2013. The table also presents the position of each rating in the applicable agency's rating scale.

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

Rating Agency Actions

        The following rating agency actions were taken with respect to the Company from February 16, 2012 (the date on which the Company filed its Form 10-K for the year ended December 31, 2011), through February 19, 2013:

  •
  On May 4, 2012, Moody's affirmed all ratings of the Company. The outlook for all ratings is stable.

  •
  On May 10, 2012, A.M. Best affirmed all ratings of the Company. The outlook for all ratings is stable.

  •
  On June 15, 2012, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

  •
  On October 3, 2012, S&P affirmed its "3-" Lloyd's Syndicate assessment on Travelers Syndicate Management—Syndicate 5000, and subsequently withdrew the assessment at the Company's request.

  •
  On November 21, 2012, A.M. Best affirmed the financial strength rating of Travelers Insurance Company Limited. The outlook is stable.

  •
  On December 19, 2012, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

  •
  On January 24, 2013, S&P assigned its "AA-" financial strength rating to Travelers Insurance Company of Canada. The outlook is stable.

INVESTMENT OPERATIONS

        The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds. The Company closely monitors the duration of its fixed maturity investments, and the Company's investment purchases and sales are executed with the objective of having adequate funds available to satisfy its insurance and debt obligations. Generally, the expected principal and interest payments produced by the Company's fixed maturity portfolio adequately fund the estimated runoff of the Company's insurance reserves. The Company's management of the duration of the fixed maturity investment portfolio, including its use of Treasury futures, has produced a duration that is less than the estimated duration of the Company's net insurance liabilities. In recent periods, the estimated average effective duration of the Company's portfolio of fixed maturity and short-term security investments has declined, primarily due to the impact of declining market yields and tightening investment spreads on existing holdings of mortgage-backed securities (both of which impact the assumptions related to optional pre-payments), an increase in pre-refunded municipal bonds and general portfolio management decisions. In 2013, subject to market conditions, the Company plans to increase its short position in U.S. Treasury futures, which it uses to manage the duration of its fixed maturity portfolio. The Company has also recently experienced an increase in the estimated average duration of its net insurance liabilities, primarily reflecting the impact of declining market interest rates and, to a lesser degree, an increase in the proportion of workers' compensation insurance reserves as a component of total insurance reserves. The substantial amount by which the fair value of the fixed maturity portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, contributes to the Company's ability to fund claim payments without having to sell illiquid assets or access credit facilities.

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

        Although the U.S. federal government historically has not regulated the insurance business, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) established a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. Further, the Dodd -Frank Act gives the Federal Reserve supervisory authority over a number of nonbank financial services holding companies, including insurance companies, if they are designated by a two-thirds vote by the newly created Financial Stability Oversight Council (the FSOC) as "systemically important financial institutions" (SIFI). The FSOC, chaired by the Secretary of the Treasury, is a group of federal and state financial regulators and includes an independent insurance expert. Based on rules and interpretive guidance adopted by the FSOC, the Company does not expect that it will be designated as a SIFI. Consistent with that expectation, the Company has not received a notice from the FSOC that it will be reviewed for systemic risk designation. Nonetheless, it is possible that the FSOC may change its rules or guidance in the future, or exercise the discretion granted to the Council by the Dodd-Frank Act, and conclude that the Company is a SIFI. If the Company were designated as a SIFI, the Federal Reserve's supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding the Company's capital, liquidity and leverage as well as its business and investment conduct. As a result of the foregoing, the Dodd-Frank Act, or other additional state and federal regulation that may be adopted in the future, could impose significant burdens on the Company, including impacting the ways in which the Company conducts its business, increasing capital requirements or compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to other insurers that may not be subject to the same level of regulation.

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

        Assessments may include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities. Examples of such mechanisms include, but are not limited to, the Florida Hurricane Catastrophe Fund, Florida Citizens Property Insurance Corporation, National Workers' Compensation Reinsurance Pool, North Carolina Beach Plan, Louisiana Citizens Property Insurance Corporation, and the Texas Windstorm Insurance Association. Amounts payable or paid as a result of arrangements that are in substance reinsurance, including certain involuntary pools where insurers are required to assume premiums and losses from those pools, are accounted for as reinsurance (e.g., National Workers' Compensation Reinsurance Pool, North Carolina Beach Plan). Amounts related to assessments from arrangements that are not reinsurance are reported as a component of "General and Administrative Expenses." For additional information concerning assessments for guaranty funds and second-injury funds and other mandatory pooling and reinsurance agreements including state-funding mechanisms, see "Item 1A—Risk Factors."

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

        Based on preliminary 2012 IRIS ratios calculated by the Company for its lead insurance subsidiaries, The Travelers Indemnity Company and St. Paul Fire and Marine Insurance Company had results outside the normal range for one IRIS ratio due to the size of their investments in certain non-fixed maturity securities.

        In 2011, The Travelers Indemnity Company and St. Paul Fire and Marine Insurance Company had results outside the normal range for one IRIS ratio due to the size of their investments in certain non-fixed maturity securities. Travelers Casualty and Surety Company and The Standard Fire Insurance Company had results outside the normal range for two IRIS ratios due to the amount of dividends paid to their respective parent. Additionally, Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries.

        Management does not anticipate regulatory action as a result of the 2012 IRIS ratio results for the lead insurance subsidiaries or their insurance subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

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

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirement. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2012, all of TRV's insurance subsidiaries had total adjusted capital in excess of the RBC requirement.

        Investment Regulation.    Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications. At December 31, 2012, the Company was in compliance with these laws and regulations.

International Regulation

        TRV's insurance underwriting subsidiaries based in the United Kingdom, Travelers Insurance Company Limited and Travelers Casualty and Surety Company of Europe Limited, are regulated by the Financial Services Authority (FSA). The FSA's principal objectives are to maintain market confidence, promote public understanding of the financial system, protect consumers, and fight financial crime. TRV's managing agency (Travelers Syndicate Management Ltd.) of its Lloyd's syndicate is also regulated by the FSA, which has delegated certain regulatory responsibilities to the Council of Lloyd's. During 2013, the role of the FSA as insurance regulator will be replaced by two successor bodies, The

Prudential Regulation Authority ("PRA"), as prudential regulator, and The Financial Conduct Authority ("FCA"), as conduct regulator.

        TRV's managing agency is licensed to write business in over 75 jurisdictions throughout the world by virtue of Lloyd's international licenses. In each such jurisdiction, TRV's managing agency, as part of Lloyd's, is subject to the laws and insurance regulation of that jurisdiction. In addition, TRV's managing agency has an underwriting agency in Singapore, the operations of which are regulated by the Monetary Authority of Singapore. A TRV subsidiary, Travelers Casualty and Surety Company, has a representative office in China. The representative office is regulated by the China Insurance Regulatory Commission. A TRV subsidiary, TCI Global Services, Inc., has a liaison office in India. Insurance business in India is regulated by the Insurance Regulatory and Development Authority.

        TRV's insurance operations in the Republic of Ireland are conducted through an Irish branch of Travelers Insurance Company Limited which is regulated by the Insurance Supervision Departments of the Central Bank of Ireland (as to conduct) and also by the FSA. In Canada, the conduct of TRV's insurance business is regulated by the Office of the Superintendent of Financial Institutions under provisions of the Insurance Companies Act. TRV has an interest in JMalucelli, a joint venture holding company in Brazil. JMalucelli's subsidiaries operate in the insurance and reinsurance business in Brazil and are regulated by the Superintendencia de Seguros Privados.

        Regulators require insurance companies to maintain certain levels of capital depending on the type and amount of insurance policies in force.

        Solvency II.    The European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to the Company's businesses across the European Union. Solvency II is currently required to be implemented on January 1, 2014; however, the effective implementation date may be delayed. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary's capital position is dependent on the parent company and the U.S. company is not already subject to regulations deemed "equivalent" to Solvency II. In addition, regulators in countries where the Company has operations are working with the International Association of Insurance Supervisors (and with the NAIC in the U.S.) to consider changes to insurance company supervision, including group supervision. While it is not certain how or if these actions will impact the Company, it is currently not expected that the capital management strategies for the Company's U.S. or European Union operations will be materially impacted.

        International Association of Insurance Supervisors (IAIS) Guidance for Determining Global Systemically Important Insurers.    The IAIS is working with the Financial Stability Board (FSB) created by the G-20 and is developing a methodology for determining whether and which, if any, insurance companies pose a systemic risk to the global economy. Such insurers would be designated "global systemically important insurers" (G-SIIs) and would likely be subject to higher capital requirements, enhanced supervision or both. The IAIS has released for comment proposed methodology for identifying potential G-SIIs but has not yet decided upon the criteria for or the consequences of such designation. Upon finalizing the assessment methodology and determining the consequences of a G-SII designation, the FSB along with national authorities expect to publish the list of G-SIIs in April 2013. See "Part I—Item 1A—Risk Factors—New regulations outside of the U.S., including in the European Union, could adversely impact our results of operations and limit our growth."

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

        Two of TRV's insurance subsidiaries and its operations at Lloyd's are domiciled in the United Kingdom. Insurers in the United Kingdom are subject to change of control restrictions in the Financial Services and Markets Act of 2000 including approval of the FSA, or the successor regulatory authority, the PRA (as described above). Some of TRV's other insurance subsidiaries are domiciled in, or authorized to conduct insurance business in, Canada. Authorized insurers in Canada are subject to change of control restrictions in Section 407 of the Insurance Companies Act, including approval of the Office of the Superintendent of Financial Institutions.

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

        ERM at the Company is an integral part of its business operations. All risk owners across all functions, all corporate leaders and the board of directors are engaged in ERM. ERM involves risk-based analytics, as well as reporting and feedback throughout the enterprise in support of the Company's long-term financial strategies and objectives.

        The Company uses various methods, including proprietary and third-party computer modeling processes, to continually monitor and analyze catastrophic events and the risks associated with them. These analyses and methods are used in making underwriting and reinsurance decisions as part of managing the Company's exposure to catastrophic events. In addition to catastrophe modeling and analysis, the Company also models and analyzes its exposure to other extreme events. The Company also utilizes proprietary and third-party computer modeling processes to evaluate capital adequacy. These analytical techniques are an integral component of the Company's ERM process and further support the Company's long-term financial strategies and objectives.

        In addition to the day-to-day ERM activities within the Company's business units, other key internal risk management functions include the Management and Operating Committees (comprised of the Company's Chief Executive Officer and the other most senior members of management), the Enterprise and Underwriting Risk Committees of management, the Credit Committee, the Chief Compliance Officer, the Business Conduct Officer, the Corporate Actuarial group, the Corporate Audit group, the Accounting Policy group, the Enterprise Underwriting group and many others. A senior executive oversees the ERM process. The mission of this executive is to facilitate risk assessment and to collaborate in implementing effective risk management strategies throughout the Company. Another strategic ERM objective of this executive includes working across the Company to enhance effective and realistic risk modeling capabilities as part of the Company's overall effort to understand and manage its portfolio of risks to be within its risk appetite. Board oversight of ERM is provided by the Risk Committee of the board of directors, which reviews the strategies, processes and controls pertaining to the Company's insurance operations and oversees the implementation, execution and performance of the Company's ERM program.

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

Employees

        At December 31, 2012, the Company had approximately 30,500 employees. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements.

Sources of Liquidity

        For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and note 8 of notes to the Company's consolidated financial statements.

Taxation

        For a discussion of tax matters affecting the Company and its operations, see note 12 of notes to the Company's consolidated financial statements.

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

Catastrophe

A severe loss, resulting from a variety of events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis and volcanic eruptions. Catastrophes can also result from a terrorist attack (including those involving nuclear, biological, chemical or radiological events), explosions, infrastructure failures or as a consequence of political instability. Each catastrophe has unique characteristics and catastrophes are not predictable as to timing or amount. Their effects are included in net and operating income and claims and claim adjustment expense reserves upon occurrence. A catastrophe may result in the payment of reinsurance reinstatement premiums and assessments from various pools.

Catastrophe loss	Loss and directly identified loss adjustment expenses from catastrophes, and related reinsurance reinstatement premiums.
Catastrophe reinsurance

A form of excess-of-loss reinsurance which, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a catastrophic event. The actual reinsurance document is called a "catastrophe cover." These reinsurance contracts are typically designed to cover property insurance losses but can be written to cover casualty insurance losses such as from workers' compensation policies.

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

Excess liability	Additional casualty coverage above a layer of insurance exposures.
Excess-of-loss reinsurance	Reinsurance that indemnifies the reinsured against all or a specified portion of losses over a specified dollar amount or "retention."
Expense ratio	See "Underwriting expense ratio."
Exposure	The measure of risk used in the pricing of an insurance product. The change in exposure is the amount of change in premium on policies that renew attributable to the change in portfolio risk.

Facultative reinsurance	The reinsurance of all or a portion of the insurance provided by a single policy. Each policy reinsured is separately negotiated.
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

GAAP combined ratio

The sum of the loss and LAE ratio and the underwriting expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

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

Renewal premium change

The estimated change in average premium on policies that renew, including rate and exposure changes. Such statistics are subject to change based on a number of factors, including changes in actuarial estimates.

Renewal rate change

The estimated change in average premium on policies that renew, excluding exposure changes. Such statistics are subject to change based on a number of factors, including changes in actuarial estimates.

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

Retention rate

The percentage of prior period premiums (excluding renewal premium changes), accounts or policies available for renewal in the current period that were renewed. Such statistics are subject to change based on a number of factors, including changes in actuarial estimates.

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

Statutory basis surplus	The excess of an insurance company's assets over its liabilities in accordance with the statutory accounting practices required by state laws and regulations.
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

Umbrella coverage	A form of insurance protection against losses in excess of amounts covered by other liability insurance policies or amounts not covered by the usual liability policies.
Unassigned surplus	The undistributed and unappropriated amount of policyholders' surplus.
Underlying GAAP combined ratio	The sum of the underlying loss and LAE ratio and the underlying underwriting expense ratio.
Underlying loss and LAE ratio

The ratio of incurred losses and loss adjustment expenses, reduced by an allocation of fee income, to net earned premiums, excluding the impact of catastrophe losses and prior year reserve development.

Underlying underwriting expense ratio	The ratio of underwriting expenses incurred, reduced by an allocation of fee income and billing and policy fees, to net earned premiums, excluding the impact of catastrophe losses.
Underlying underwriting margin	Net earned premiums and fee income less claims and claim adjustment expenses (excluding catastrophe losses and prior year reserve development) and insurance-related expenses.
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

        Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.    Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis and volcanic eruptions. Catastrophes can also be man-made, such as a terrorist attack (including those involving nuclear, biological, chemical or radiological events), explosions, infrastructure failures or a consequence of political instability. The geographic distribution of our business subjects us to catastrophe exposures in the United States, which include, but are not limited to: hurricanes from Maine through Texas; tornadoes throughout the Central, Mid-Atlantic and Southeastern regions of the United States; earthquakes in California, the New Madrid region and the Pacific Northwest region of North America; wildfires, particularly in the Southwest; and terrorism in major cities in the United States. In addition, our international operations subject us to catastrophe exposures in the United Kingdom, Canada and the Republic of Ireland, as well as to a variety of world-wide catastrophe exposures through our Lloyd's operations, and in Brazil through our joint venture investment.

        The incidence and severity of catastrophes are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Moreover, we could experience more than one highly severe catastrophic event in any given period.

        Some scientists believe that in recent years changing climate conditions have added to the unpredictability and frequency of natural disasters and created additional uncertainty as to future trends and exposures. For example, in recent years hurricane activity has impacted areas further inland than previously experienced, thus expanding our overall hurricane exposure. Additionally, both the frequency and severity of tornadoes and hail storms have increased in recent years.

        All of the catastrophe modeling tools that we use, or that we rely on from outside parties, to help manage certain of our catastrophe exposures are based on assumptions and judgments that are subject to error and mis-estimation and may produce estimates that are materially different than actual results. In addition, compared to models for hurricanes, models for earthquakes are less reliable due to there being a more limited number of significant historical events to analyze, while models for tornadoes and hail storms are newer and may be even less reliable due to the highly random geographic nature and size of these events. As a result, models for earthquakes and especially for tornado and hail storms may have even greater difficulty predicting risks and estimating losses. Further, changes in climate conditions could cause our underlying modeling data to be less predictive, thus limiting our ability to effectively evaluate and manage catastrophe risk. See "We may be adversely affected if our pricing and capital models provide materially different indications than actual results" below as well as "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions."

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

        States have from time to time passed legislation, and regulators have taken action, that have the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets. Participation in residual market mechanisms has resulted in, and may continue to result in, significant losses or assessments to insurers, including us, and, in certain states, those losses or assessments may not be commensurate with our direct catastrophe exposure in those states. If our competitors leave those states having residual market mechanisms, remaining insurers, including us, may be subject to significant increases in losses or assessments following a catastrophe. In addition, following catastrophes, there are sometimes legislative and administrative initiatives and court decisions that seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies or seek to prevent the application of deductibles. Also, our ability to adjust terms, including deductible levels, or to increase pricing to the extent necessary to offset rising costs of catastrophes, particularly in the Personal Insurance segment, requires approval of regulatory authorities of certain states. Our ability or our willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment, changes in the general economic climate and/or social responsibilities. We also may choose to write business in catastrophe-prone areas that we might not otherwise write for strategic purposes, such as improving our access to other underwriting activities.

        There are also factors that impact the estimation of ultimate costs for catastrophes. For example, the estimation of claims and claim adjustment expense reserves related to hurricanes can be affected by the inability to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the claims and claim adjustment expense reserves. Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage; business interruption costs; and reinsurance collectability. In recent years, increased late reporting of weather-related losses by claimants, particularly losses from hail damage, has led to higher costs than we previously expected. The timing of a catastrophe's occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating claims and claim adjustment expense reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge and additional information becomes available.

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

        In addition, coverage in our reinsurance program for terrorism is limited. Although the Terrorism Risk Insurance Program (the Program) provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations. Under this Program, once our losses exceed 20% of our commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us for 85% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $2.26 billion for 2013. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. It is also possible that future legislative action could change the Program. The Program is due to expire at the end of 2014, unless extended.

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

        During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected.    Over the past six years, worldwide financial markets have experienced significant disruptions and, during a portion of this period, the United States and many other economies experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of investments and decreased economic activity. While economic conditions have generally stabilized, there is continued uncertainty regarding the duration and strength of any economic recovery. Even if growth continues, it may be at a slow rate for an extended period of time, and other economic conditions, such as the residential and commercial real estate environment and employment rates, may continue to be weak.

        In addition, while inflation has recently been limited and that trend may continue, it is possible that steps taken by the federal government to stabilize financial markets and improve economic conditions could lead to an inflationary environment. Furthermore, financial markets may again experience significant and prolonged disruption.

        Economic uncertainty has been exacerbated in recent years by the increased potential for default by one or more European sovereign debt issuers, the potential partial or complete dissolution of the Eurozone and its common currency and the negative impact of such events on global financial institutions and capital markets generally. Actions or inactions of European governments may impact these actual or perceived risks. In the U.S. during 2011, one rating agency downgraded the U.S.'s long-term debt credit rating from AAA. Future actions or inactions of the United States government, including a failure to increase the government debt limit or a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets, including capital markets. Further, general uncertainty regarding the U.S. Federal budget and taxes has added to the uncertainty regarding economic conditions generally.

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

        Many of these risks could materialize, and our financial results could be negatively impacted, even after the end of an economic downturn or financial disruption. During or following an economic downturn, lower levels of economic activity could reduce (and historically have reduced) exposure changes at renewal. They also could adversely impact (and historically have adversely impacted) audit premium adjustments, policy endorsements and mid-term cancellations after policies are written, particularly in our business units within Business Insurance, which could adversely impact our written premiums. In addition, because earned premiums lag written premiums, our results can be adversely affected after general economic conditions have improved. An inflationary environment (which may follow government efforts to stabilize the economy) may also, as we discuss below, adversely impact our loss costs and could adversely impact the valuation of our investment portfolio. Finally, as a result of financial market disruption, we may, as discussed below, face increased regulation.

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

        As discussed above, it is possible that steps taken by the federal government to stabilize the economy could lead to an inflationary environment, which could in turn lead to an increase in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered "long tail", such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. In addition, inflationary pressures in medical costs may be increased by the healthcare reform legislation. The estimation of claims and claim adjustment expense reserves may also be more difficult during times of adverse or uncertain economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims or delays in the reporting of claims.

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

        Our investment portfolio may suffer reduced returns or material realized or unrealized losses.    Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 93% of the carrying value of our investment portfolio as of December 31, 2012. Changes in interest rates caused by inflation or other factors (inclusive of credit spreads) affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments (including those purchased to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income, while rising interest rates reduce the market value of existing fixed maturity investments. Interest rates in recent periods have been at or near historically low levels, and it is possible that rates may remain at low levels for a prolonged period. The value of our fixed maturity and short-term investments is subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer's payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses. During an economic downturn, fixed maturity and short-term investments could be subject to a higher risk of default.

        Our fixed maturity investment portfolio is invested, in substantial part, in obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). Notwithstanding the relatively low historical rates of default on many of these obligations and notwithstanding that we typically seek to invest in high-credit-quality securities (including those with structural protections such as being secured by dedicated or pledged sources of revenue), our municipal bond portfolio could be subject to default or impairment. In particular:

  •
  The prolonged economic downturn that began in 2008, and the limited economic recovery that has followed, has resulted in many states and local governments operating under deficits or projected deficits. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of our municipal bond portfolio. These deficits may be exacerbated by the impact of unfunded pension plan obligations or by declining municipal tax bases and revenues in times of financial stress.

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

  •
  The risk of widespread defaults may also increase if there are changes in legislation that permit states, municipalities and political subdivisions to file for bankruptcy protection where they were not permitted before. In addition, the collectability and valuation of municipal bonds may be adversely affected if there are judicial interpretations in a bankruptcy or other proceeding that lessen the value of structural protections. For example, debtors may challenge the effectiveness of structural protections thought to be provided by municipal securities backed by a dedicated source of revenue. The collectability and valuation may also be adversely affected if there are judicial interpretations in a bankruptcy or other proceeding that question the payment priority of municipal bonds.

        Our portfolio has also benefited from tax exemptions and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of our investment portfolio. See "Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us" below.

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

        We also invest a portion of our assets in equity securities, private equity limited partnerships, hedge funds, and real estate partnerships. From time to time, we may also invest in other types of non-fixed maturity investments, including commodities. All of these asset classes are subject to greater volatility in their investment returns than fixed maturity investments. General economic conditions, changes in applicable tax laws and many other factors beyond our control can adversely affect the value of our non-fixed maturity investments and the realization of net investment income, and/or result in realized investment losses. As a result of these factors, we may realize reduced returns on these investments, incur losses on sales of these investments and be required to write down the value of these investments, which could reduce our net investment income and result in realized investment losses.

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

        Given that economic and market conditions are highly uncertain, we may, depending on circumstances in the future, make changes to the mix of investments in our investment portfolio. These changes may impact the duration, volatility and risk of our investment portfolio.

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

        With regard to asbestos claims, we have received and continue to receive a significant number of asbestos claims from policyholders (including others seeking coverage under a policy). Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the continued focus by plaintiffs on previously peripheral defendants. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years. The bankruptcy of many traditional defendants has prompted plaintiffs to aggressively seek out potential new defendants and has caused increased settlement demands against those policyholders who are not in bankruptcy but who remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on previously peripheral defendants, contributes to the claims and claim adjustment expense payments experienced by us.

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

        Further, in addition to asbestos claims against policyholders, proceedings have been launched directly against insurers, including us, by individuals challenging insurers' conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries. It is possible that the filing of other direct actions against insurers, including us, could be made in the future. It is not possible to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.

        With regard to environmental claims, we have received and continue to receive claims from policyholders who allege that they are liable for injury or damage arising out of their alleged disposition of toxic substances. Mostly, these claims are due to various legislative as well as regulatory efforts aimed at environmental remediation. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), enacted in 1980 and later modified, enables private parties as well as federal and state governments to take action with respect to releases and threatened releases of hazardous substances. This federal statute permits the recovery of response costs from some liable parties and may require liable parties to undertake their own remedial action. Liability under CERCLA may be joint and several with other responsible parties.

        The Company has been, and continues to be, involved in litigation involving insurance coverage issues pertaining to environmental claims. The Company believes that some court decisions have interpreted the insurance coverage to be broader than the original intent of the insurers and policyholders. These decisions continue to be inconsistent and vary from jurisdiction to jurisdiction.

        Uncertainties surrounding the final resolution of these asbestos and environmental claims continue, and it is difficult to estimate our ultimate liability for such claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation:

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

  •
  medical developments that link health issues to particular causes (for example, cumulative trauma), resulting in liability or workers' compensation claims;

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

        In Personal Insurance, the use of comparative rating technologies has impacted, and may continue to impact, our business as well as the industry as a whole. A substantial amount of the Company's Personal Insurance new business is written after an agent compares quotes using comparative rating technologies, a cost-efficient means of obtaining quotes from multiple companies. Because the use of this technology, whether by agents or directly by customers, facilitates the process of generating multiple quotes, the technology has increased price comparison on new business and, increasingly, on renewal business. It also has resulted in an increase in the level of quote activity and a lower percentage of quotes that result in new business from customers, and these trends may continue or accelerate. If we are not able to operate with a competitive cost structure or accurately estimate and price for claims and claim adjustment expenses, our underwriting margins could be adversely affected over time. Additionally, there is potential for similar technology to be used to access comparative rates for small commercial business. Agents, brokers or other third parties may also create alternate distribution channels for personal or commercial business, such as insurance exchanges, that may adversely impact product differentiation and pricing.

        Other technological changes may present competitive risks. For example, innovations, such as telematics and other usage-based methods of determining premiums, can impact product design and pricing and may become an increasingly important competitive factor. Other potential technological changes, such as driverless cars, could disrupt the demand for our products from current customers, and we may not be able to respond effectively. In addition, our competitive position could be impacted by our ability to deploy, in a cost effective manner, technology that collects and analyzes a wide variety of data points (so-called "big data" analysis) to make underwriting or other decisions. See also "Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology" below.

        In recent years, we have undertaken various actions to improve our underwriting margins on many of our insurance products, and competitive dynamics may impact the success of these efforts. These efforts include seeking improved rates, as well as improved terms and conditions, and also include other initiatives, such as reducing operating expenses and acquisition costs. These efforts may not be successful and/or may result in lower retention and new business levels and therefore lower business volumes. In addition, if our underwriting is not effective, efforts to increase rates could also lead to "adverse selection", whereby accounts retained have higher losses, and are less profitable, than accounts lost. For more detail, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—Outlook.

        In particular, in our Agency Automobile line of business, we have undertaken various actions to improve our underwriting margins, which have been negatively impacted by various factors. These factors include (i) changes in customer preferences and demand for direct distribution channels, (ii) utilization of comparative rating technologies by agents, (iii) other technological changes, as described above, and (iv) loss cost increases that have exceeded earned rate increases. If our strategies to increase profitability through the actions described above are not effective, we may need to explore other actions or initiatives to improve our competitive position and profitability in this line of business.

        Overall, our competitive position in our various businesses is based on many factors, including but not limited to our:

  •
  ability to profitably price our business, retain existing customers and obtain new business;

  •
  premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs);

  •
  agent, broker and client relationships;

  •
  ability to keep pace relative to our competitors with changes in technology and information systems;

  •
  speed of claims payment;

  •
  ability to provide our products and services in a cost effective manner;

  •
  perceived overall financial strength and corresponding ratings assigned by independent rating agencies;

  •
  reputation, experience and qualifications of employees;

  •
  geographic scope of business; and

  •
  local presence.

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

        Many reinsurance companies and life insurance companies were negatively impacted by the financial markets disruption and the economic downturn over the past several years. A number of these companies, including certain of those with which we conduct business or to which we otherwise have credit exposure, were downgraded by various rating agencies during this time period. For a discussion of our top reinsurance groups by reinsurance recoverable and the top five groups by amount of structured settlements provided, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables."

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

        State laws or regulations that are adopted or amended may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs of compliance and thus could materially and adversely affect our results of operations and limit our growth.

        Changes in federal regulation could impose significant burdens on us and otherwise adversely impact our results.    While the U.S. federal government has not historically regulated the insurance business, in 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) established a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, including conducting a study for submission to the U.S. Congress on how to modernize and improve insurance regulation in the U.S. Further, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of nonbank financial services holding companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the Council) as "systemically important financial institutions" (SIFI). Based on rules and interpretive guidance adopted by the Council, we do not expect that we will be designated as a SIFI. Nonetheless, it is possible that the Council may change its rules or interpretations in the future and conclude that we are a SIFI. If we were designated as "systemically important," the Federal Reserve's supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding our capital, liquidity and leverage as well as our business and investment conduct. As a result of the foregoing, the Dodd-Frank Act, or other additional federal regulation that is adopted in the future, could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to other insurers that may not be subject to the same level of regulation.

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

        Other potential changes in U.S. federal legislation, regulation and/or administrative policies, including the potential repeal of the McCarran-Ferguson Act (which exempts insurance from most federal regulation) and potential changes in federal taxation, could also significantly harm the insurance industry, including us.

        A downgrade in our claims-paying and financial strength ratings could adversely impact our business volumes, adversely impact our ability to access the capital markets and increase our borrowing costs.    Claims-paying and financial strength ratings are important to an insurer's competitive position. Rating agencies periodically review insurers' ratings and change their ratings criteria; therefore, our current ratings may not be maintained in the future. A downgrade in one or more of our ratings could negatively impact our business volumes because demand for certain of our products may be reduced, particularly because many customers may require that we maintain minimum ratings to enter into or renew business with us. Additionally, we may find it more difficult to access the capital markets and we may incur higher borrowing costs. If significant losses, including, but not limited to, those resulting from one or more major catastrophes, or significant reserve additions or significant investment losses were to cause our capital position to deteriorate significantly, or if one or more rating agencies substantially increase their capital requirements, we may need to raise equity capital in the future (which we may not be able to do at a reasonable cost or at all, especially at a time of financial market disruption) in order to maintain our ratings or limit the extent of a downgrade. A continued trend of more frequent and severe weather-related catastrophes or a prolonged financial market disruption or economic downturn may lead rating agencies to substantially increase their capital requirements. See also "During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected." For further discussion about our ratings, see, "Item 1—Business—Ratings."

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

        We may also seek to develop new product distribution channels, including our current efforts to establish a direct-to-consumer platform in the Personal Insurance segment. In addition, agents and brokers may create alternate distribution channels for commercial business, such as insurance exchanges, that may adversely impact product differentiation and pricing. Our efforts or their efforts with respect to alternate distribution channels could adversely impact our business relationship with independent agents and brokers who currently market our products, resulting in a lower volume of business generated from these sources.

        We rely on internet applications for the marketing and sale of certain of our products, and we may increasingly rely on internet applications and toll-free numbers for distribution. In some instances, our agents and brokers are required to access separate business platforms to execute the sale of our personal insurance or commercial insurance products. Should internet disruptions occur, or frustration with our business platforms or distribution initiatives develop among our independent agents and brokers, any resulting loss of business could materially and adversely affect our future business volume and results of operations. See "If we experience difficulties with technology, data security and/or outsourcing relationships, our ability to conduct our business could be negatively impacted" below.

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

        Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us.    Tax laws may change in ways that adversely impact us. For example, federal tax legislation could be enacted to reduce the existing statutory U.S. federal corporate income tax rate from 35%, which would, accordingly, reduce any U.S. deferred tax asset. The amount of any net deferred tax asset is volatile and significantly impacted by changes in unrealized investment gains and losses. The effect of a reduction in a tax rate on net deferred tax assets is required to be recognized, in full, as a reduction of income from continuing operations in the period when enacted and, along with other changes in the tax rules that may increase the Company's actual tax expense, could materially and adversely affect our results of operations.

        Our investment portfolio has benefited from tax exemptions and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Federal and/or state tax legislation could be enacted in connection with deficit reduction or various types of fundamental tax reform that would lessen or eliminate some or all of the tax advantages currently benefiting us and therefore could materially and adversely impact our results of operations. In addition, such legislation could adversely affect the value of our investment portfolio, particularly changes to the taxation of interest from municipal bonds (which comprise 52% of our investment portfolio as of December 31, 2012) could materially and adversely impact the value of those bonds.

        Other tax law changes could adversely impact us. The size of the federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations.

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

        Whether we use a proprietary or third-party model, future experience may be materially different from past and current experience incorporated in a model's forecasts or simulations. This includes the likelihood of events occurring or continuing or the correlation among events. Third party models may provide substantially different indications than what our proprietary modeling processes provide. As a result, third-party model estimates of losses can be, and often have been, materially different for similar events in comparison to our proprietary estimates. The differences between third-party model estimates and our proprietary estimates are driven by the use of different data sets as well as different assumptions and forecasts regarding the frequency and severity of events and claims arising from the events.

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

        If we experience difficulties with technology, data security and/or outsourcing relationships, our ability to conduct our business could be negatively impacted.    While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present significant risks. Our business is highly dependent upon our employees' ability to perform, in an efficient and uninterrupted fashion, necessary business functions. A shut-down of, or inability to access, one or more of our facilities (including our primary data processing facility); a power outage; or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis, particularly if such an interruption lasts for an extended period of time. In the event of a disaster such as a natural catastrophe, terrorist attack or industrial accident, or due to a computer virus, our systems could be inaccessible for an extended period of time. In addition, because our information technology and telecommunications systems increasingly interface with and depend on third-party systems, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. If our business continuity plans did not sufficiently address such a business interruption, system failure or service denial, this could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

        Our operations rely on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers, employee misconduct and other external hazards could expose our data systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by e-mail and other electronic means. While we attempt to develop secure transmission capabilities with third-party vendors and others with whom we do business, we may be unable to put in place secure capabilities with all of such vendors and third parties and, in addition, these third parties may not have appropriate controls in place to protect the confidentiality of the information.

        Our computer systems have been and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. While, to date, we are not aware that we have experienced a material breach of cyber security, administrative and technical controls as well as other preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risks of cyber-attacks. We may forego the implementation of such new technology to limit this additional risk.

        These increased risks, and expanding regulatory requirements regarding data security, could expose us to data loss, disruption of service, monetary and reputational damages and significant increases in compliance costs and costs to improve the security and resiliency of our computer systems. As a result, our ability to conduct our business might be adversely affected.

        We have increasingly outsourced certain technology and business process functions to third parties and may continue to do so in the future. If we do not effectively develop, implement and monitor our outsourcing relationships, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to increased risk related to data security or service disruptions, which could result in monetary and reputational damages. In addition, our ability to receive services from third party providers outside of the United States might be impacted by cultural differences, political instability, unanticipated regulatory requirements or policies inside or outside of the United States. As a result, our ability to conduct our business might be adversely affected.

        We are subject to a number of risks associated with our business outside the United States.    We conduct business outside the United States primarily in the United Kingdom, Canada and the Republic of Ireland. In addition, we have a joint venture in Brazil and may also explore opportunities in other countries, including Latin American countries and other emerging markets such as India and China.

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

        In particular, the European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to our businesses in the European Union beginning as soon as January 1, 2014; however, the effective implementation date may be delayed. Under Solvency II, it is possible that the direct or indirect parent of a European Union subsidiary (including a U.S. parent company) could be subject to certain Solvency II requirements if the regulator determines that the subsidiary's capital position is dependent on an affiliated or parent company and the affiliated or parent company is not already subject to regulations deemed "equivalent" to Solvency II. In addition, regulators in countries where we have operations are working with the International Association of Insurance Supervisors (IAIS) (and in the U.S., with the NAIC) to consider changes to insurance company supervision, including group supervision.

        The IAIS is working with the Financial Stability Board (FSB) created by the G-20 and is developing a methodology for determining whether and which, if any, insurance companies pose a systemic risk to the global economy. Such insurers would be designated "global systemically important insurers" (G-SIIs) and would likely be subject to higher capital requirements, enhanced supervision or both. The IAIS has released for comment proposed methodology for identifying potential G-SIIs but has not yet decided upon the criteria for, or the consequences of, such designation. Upon finalizing the assessment methodology and determining the consequences of a G-SII designation, the FSB along with national authorities expect to publish the list of G-SIIs in April 2013.

        While it is not yet known how these actions will impact us, such regulation could result in increased costs of compliance, increased disclosure and less flexibility in our capital management.

        Acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences.    From time to time we may investigate and pursue acquisition opportunities if we believe that such opportunities are consistent with our long-term objectives and that the potential rewards of an acquisition justify the risks. The process of integrating an acquired company or business can be complex and costly, however, and may create unforeseen operating difficulties and expenditures. For example, acquisitions may present significant risks, including:

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

        Changes to existing accounting standards may adversely impact our reported results.    As a U.S.-based SEC reporting company, we are currently required to prepare our financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as promulgated by the Financial Accounting Standards Board (FASB). During the last several years, the Securities and Exchange Commission (SEC) has been evaluating whether, when and how International Financial Reporting Standards (IFRS) should be incorporated into the U.S. financial reporting system, including for companies such as us. The FASB and the International Accounting Standards Board (IASB) have also embarked on a long-term project to converge GAAP and IFRS. Additionally, the IASB and the FASB are in the process of developing a global insurance standard that may involve methodologies for valuing insurance contract liabilities that may be significantly different from the methodologies required by current GAAP. In June 2012, the FASB issued a statement that indicated that based on the nature and totality of differences between the FASB's and IASB's views, it is not likely that the two boards will achieve convergence on this project. The FASB further noted that the FASB and IASB have very different perspectives on the project, given that the U.S. has existing guidance on insurance contracts whereas there is currently no comprehensive IFRS insurance standard for insurance contracts. As a result of this, it is currently unclear what changes, if any, may be made to the accounting for insurance contracts under GAAP as a result of this project, and we are not able to predict whether we will choose to, or be required to, adopt IFRS or how the adoption of IFRS (or the convergence of GAAP and IFRS, including the project for valuing insurance contract liabilities) may impact our financial statements in the future. Changes in accounting standards, particularly those that specifically apply to insurance company operations, may impact the content and presentation of our reported financial results and could have adverse consequences to our reported financial results, including lower reported results of operations and shareholders' equity and increased volatility and decreased comparability of our reported results with other insurers.

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

        In addition, ineffective controls could lead to litigation or regulatory action. The volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against various types of financial institutions have increased in recent years following the recent economic downturn and market disruption. Substantial legal liability or significant regulatory action against us could have a material adverse financial impact. See note 16 of notes to our consolidated financial statements for a discussion of certain legal proceedings in which we are involved.

        Our businesses may be adversely affected if we are unable to hire and retain qualified employees.    There is significant competition from within the property and casualty insurance industry and from businesses outside the industry for qualified employees, especially those in key positions and those possessing highly specialized underwriting knowledge. Our performance is largely dependent on the talents, efforts and proper conduct of highly-skilled individuals, including our senior executives, many of whom have decades of experience in the insurance industry. See "Item 10—Directors, Executive Officers and Corporate Governance" for more information relating to our executive officers. Our continued ability to compete effectively in our businesses and to expand into new business areas depends on our ability to attract new employees and to retain and motivate our existing employees. If we are not able to successfully attract, retain and motivate our employees, our business, financial results and reputation could be materially and adversely affected.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        NONE.

Item 2.    PROPERTIES

        The Company leases its principal executive offices in New York, New York, as well as 200 field and claim offices totaling approximately 4.8 million square feet throughout the United States under leases or subleases with third parties. The Company also leases offices in the United Kingdom, Canada, India, China, Singapore and the Republic of Ireland that house operations (primarily for the Financial, Professional & International Insurance segment) in those locations. The Company owns six buildings in Hartford, Connecticut, consisting of approximately 1.8 million square feet of office space. The Company also owns office buildings located at 385 Washington Street and 130 West Sixth Street in St. Paul, Minnesota. These buildings are adjacent to one another and consist of approximately 1.1 million square feet of gross floor space. The Company also owns other real property, including an office building in Fall River, Massachusetts, and a data center located in Norcross, Georgia.

        The Company owns a building in London, England, which houses a portion of its Financial, Professional & International Insurance segment's operations in the United Kingdom.

        The Company, through its subsidiaries, owns an investment portfolio of income-producing properties and real estate funds. Included in this portfolio are four office buildings in which the Company holds a 50% ownership interest located in New York, New York, which collectively accounted for approximately 12% of the carrying value of the property portfolio at December 31, 2012.

        In the opinion of the Company's management, the Company's properties are adequate and suitable for its business as presently conducted and are adequately maintained.

Item 3.    LEGAL PROCEEDINGS

        The information required with respect to this item can be found under "Contingencies" in note 16 of notes to the Company's consolidated financial statements in this annual report and is incorporated by reference into this Item 3.

Item 4.    MINE SAFETY DISCLOSURES

        NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Information about the Company's executive officers is incorporated by reference from Part III, Item 10 of this annual report.

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the New York Stock Exchange under the symbol "TRV." The number of holders of record, including individual owners, of the Company's common stock was 65,297 as of February 11, 2013. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners. The following table sets forth the high and low closing sales prices of the Company's common stock for each quarter during the last two fiscal years and the amount of cash dividends declared per share.

	High	Low	Cash Dividend Declared
2012
First Quarter	$61.59	$56.87	$0.41
Second Quarter	64.77	57.75	0.46
Third Quarter	68.61	60.89	0.46
Fourth Quarter	74.33	68.07	0.46
2011
First Quarter	$60.92	$53.33	$0.36
Second Quarter	64.05	56.68	0.41
Third Quarter	59.11	47.12	0.41
Fourth Quarter	59.68	46.80	0.41

        The Company paid cash dividends per share of $1.79 in 2012 and $1.59 in 2011. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, and subject to any other restrictions that may be applicable to the Company.

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

(2)
Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2007.

(3)
Companies in the S&P Property-Casualty Index as of December 31, 2012 were the following: The Travelers Companies, Inc., The Chubb Corporation, Cincinnati Financial Corporation, Progressive Corporation, Allstate Corporation, XL Group, plc., ACE Ltd. and Berkshire Hathaway, Inc.

Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.

 ISSUER PURCHASES OF EQUITY SECURITIES

        The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Oct. 1, 2012	Oct. 31, 2012	1,552,888	$71.30	1,547,146	$2,448,899,277
Nov. 1, 2012	Nov. 30, 2012	15,152	$70.93	—	$2,448,899,277
Dec. 1, 2012	Dec. 31, 2012	3,937,605	$73.66	3,932,635	$2,159,219,303

Total		5,505,645	$72.99	5,479,781	$2,159,219,303

        The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, common share price, catastrophe losses, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.

        The Company acquired 25,864 shares during the three months ended December 31, 2012 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

        Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III—Item 12 of this Report.

Item 6.    SELECTED FINANCIAL DATA

	At and for the year ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share amounts)
Total revenues	$25,740	$25,446	$25,112	$24,680	$24,477

Net income	$2,473	$1,426	$3,216	$3,622	$2,924

Total investments	$73,838	$72,701	$72,722	$74,965	$70,738
Total assets	104,938	104,575	105,631	110,013	110,088
Claims and claim adjustment expense reserves	50,922	51,392	51,581	53,580	55,179
Total long-term debt	5,750	6,255	6,502	6,154	5,939
Total liabilities	79,533	80,098	80,156	82,598	84,769
Total shareholders' equity	25,405	24,477	25,475	27,415	25,319
Net income per share(1):
Basic	$6.35	$3.40	$6.69	$6.38	$4.87

Diluted	$6.30	$3.36	$6.62	$6.33	$4.81

Year-end common shares outstanding	377.4	392.8	434.6	520.3	585.1

Per common share amounts:
Cash dividends	$1.79	$1.59	$1.41	$1.23	$1.19

Book value	$67.31	$62.32	$58.47	$52.54	$43.12

(1)
On January 1, 2009, the Company adopted the FASB's updated accounting guidance related to earnings per share. The impact of the adoption of this guidance was a reduction of previously reported basic and diluted earnings per share for the year ended December 31, 2008 by $0.03 per share and $0.01 per share, respectively.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion and analysis of the Company's financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2012 Consolidated Results of Operations

  •
  Net income of $2.47 billion, or $6.35 per share basic and $6.30 diluted

  •
  Net earned premiums of $22.36 billion

  •
  Catastrophe losses of $1.86 billion ($1.21 billion after-tax)

  •
  Net favorable prior year reserve development of $940 million ($622 million after-tax)

  •
  GAAP combined ratio of 97.1%

  •
  Net investment income of $2.89 billion ($2.32 billion after-tax)

  •
  Operating cash flows of $3.23 billion

2012 Consolidated Financial Condition

  •
  Total investments of $73.84 billion; fixed maturities and short-term securities comprise 93% of total investments

  •
  Total assets of $104.94 billion

  •
  Total debt of $6.35 billion, resulting in a debt-to-total capital ratio of 20.0% (22.2% excluding net unrealized investment gains, net of tax)

  •
  Repurchased 22.4 million common shares for total cost of $1.45 billion under share repurchase authorization

  •
  Shareholders' equity of $25.41 billion

  •
  Book value per common share of $67.31

  •
  Holding company liquidity of $2.03 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

(for the year ended December 31, in millions except per share amounts)	2012	2011	2010
Revenues
Premiums	$22,357	$22,090	$21,432
Net investment income	2,889	2,879	3,059
Fee income	323	296	287
Net realized investment gains	51	55	264
Other revenues	120	126	70

Total revenues	25,740	25,446	25,112

Claims and expenses
Claims and claim adjustment expenses	14,676	16,276	13,210
Amortization of deferred acquisition costs	3,910	3,876	3,802
General and administrative expenses	3,610	3,556	3,406
Interest expense	378	386	388

Total claims and expenses	22,574	24,094	20,806

Income before income taxes	3,166	1,352	4,306
Income tax expense (benefit)	693	(74)	1,090

Net income	$2,473	$1,426	$3,216

Net income per share
Basic	$6.35	$3.40	$6.69

Diluted	$6.30	$3.36	$6.62

GAAP combined ratio
Loss and loss adjustment expense ratio	64.9%	72.9%	61.0%
Underwriting expense ratio	32.2	32.2	32.2

GAAP combined ratio	97.1%	105.1%	93.2%

Incremental impact of direct to consumer initiative on GAAP combined ratio	0.8%	0.9%	0.8%

        The following discussions of the Company's net income and segment operating income (loss) are presented on an after-tax basis. Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted. Discussions of earnings per common share are presented on a diluted basis.

Overview

        Diluted net income per share in 2012 was $6.30, an increase of 88% over diluted net income per share of $3.36 in 2011. Net income in 2012 was $2.47 billion, an increase of 73% over net income of $1.43 billion in 2011. The higher rate of increase in diluted net income per share reflected the impact of common share repurchases. The improvement in net income in 2012 compared with 2011 primarily reflected the pretax impact of (i) higher underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins") primarily resulting from lower non-catastrophe weather-related losses in the Business Insurance and Personal Insurance segments and the impact of earned pricing that exceeded loss cost trends in the Business Insurance and Financial, Professional & International Insurance segments, (ii) a decline in catastrophe losses and (iii) higher net favorable prior year reserve development. Partially offsetting these pretax improvements were their related tax expense. The effective tax rate in 2012 increased from the prior year due to interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income. Net income in 2011 benefited from a reduction in income tax expense of $104 million resulting from the favorable resolution of various prior year tax matters. Catastrophe losses in 2012 were $1.86 billion, compared with $2.56 billion in 2011. Net favorable prior year reserve development in 2012 was $940 million, compared with $715 million in 2011.

        Diluted net income per share in 2011 was $3.36, a decrease of 49% from diluted net income per share of $6.62 in 2010. Net income in 2011 was $1.43 billion, a decrease of 56% from net income of $3.22 billion in 2010. The lower rate of decline in diluted net income per share reflected the impact of common share repurchases. The decline in net income in 2011 compared with 2010 primarily reflected the pretax impact of (i) a significant increase in catastrophe losses, (ii) lower net favorable prior year reserve development, (iii) lower underlying underwriting margins related to earned pricing and loss cost trends and higher non-catastrophe weather-related losses, (iv) lower net investment income and (v) lower net realized investment gains. Partially offsetting these pretax declines were their related tax benefit. The effective tax rate in 2011 decreased from the prior year due to interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a higher percentage of pretax income. These factors were partially offset by a $104 million benefit resulting from the favorable resolution of various prior year tax matters. Catastrophe losses in 2011 and 2010 were $2.56 billion and $1.11 billion, respectively. Net favorable prior year reserve development in 2011 and 2010 was $715 million and $1.25 billion, respectively.

Revenues

Earned Premiums

        Earned premiums in 2012 were $22.36 billion, $267 million or 1% higher than in 2011. In the Business Insurance segment, earned premiums in 2012 increased by 3% over 2011. In the Financial, Professional & International Insurance segment, earned premiums in 2012 decreased by 4% from 2011. In the Personal Insurance segment, earned premiums in 2012 increased by less than 1% over 2011.

        Earned premiums in 2011 were $22.09 billion, $658 million or 3% higher than in 2010. In the Business Insurance segment, earned premiums in 2011 increased by 5% over 2010. In the Financial, Professional & International Insurance segment, earned premiums in 2011 decreased by 4% from 2010. In the Personal Insurance segment, earned premiums in 2011 increased by 3% over 2010.

        Factors contributing to the changes in earned premiums in each segment in 2012 and 2011 compared with the respective prior year are discussed in more detail in the segment discussions that follow.

Net Investment Income

        The following table sets forth information regarding the Company's investments.

(for the year ended December 31, in millions)	2012	2011	2010
Average investments(1)	$69,863	$70,471	$71,637
Pretax net investment income	2,889	2,879	3,059
After-tax net investment income	2,316	2,330	2,468
Average pretax yield(2)	4.1%	4.1%	4.3%
Average after-tax yield(2)	3.3%	3.3%	3.4%

(1)
Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)
Excludes net realized investment gains and losses and net unrealized investment gains and losses.

        Net investment income in 2012 was $2.89 billion, $10 million or less than 1% higher than in 2011. Net investment income from fixed maturity investments was $2.44 billion in 2012, a decrease of $104 million from 2011, primarily resulting from lower long-term reinvestment yields available in the market. Net investment income generated by non-fixed maturity investments was $476 million in 2012, an increase of $121 million over 2011, primarily driven by improved results from the Company's real estate partnerships and hedge fund investments. On an after-tax basis, net investment income in 2012 was $14 million or less than 1% lower than in 2011, reflecting a higher proportion of taxable net investment income in 2012 compared with 2011.

        Net investment income in 2011 was $2.88 billion, $180 million or 6% lower than in 2010. Net investment income from fixed maturity investments was $2.54 billion in 2011, a decrease of $167 million from 2010, primarily resulting from lower long-term reinvestment yields available in the market, as well as lower average levels of fixed maturity invested assets due to the Company's common share repurchases. Net investment income generated by non-fixed maturity investments was $355 million in 2011, a decrease of $15 million from 2010.

Fee Income

        The National Accounts market in the Business Insurance segment is the primary source of the Company's fee-based business. The $27 million and $9 million increases in fee income in 2012 and 2011, respectively, compared with the respective prior years are described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains

        The following table sets forth information regarding the Company's net pretax realized investment gains.

(for the year ended December 31, in millions)	2012	2011	2010
Net Realized Investment Gains
Other-than-temporary impairment losses	(15)	(25)	(26)
Other net realized investment gains	66	80	290

Net realized investment gains	$51	$55	$264

        Other Net Realized Investment Gains—Other net realized investment gains in 2012 of $66 million were primarily driven by $61 million of net realized investment gains related to fixed maturity investments, $19 million of net realized investment gains related to real estate and $8 million of net realized investment gains related to equity securities. These net realized investment gains were partially offset by $14 million of net realized investment losses associated with U.S. Treasury futures contracts (which require daily mark-to-market settlement and are used to shorten the duration of the Company's fixed maturity portfolio) and $8 million of net realized investment losses related to other investments.

        Other net realized investment gains in 2011 of $80 million were primarily driven by $52 million of net realized investment gains related to fixed maturity investments, $46 million of net realized investment gains related to equity securities and $41 million of net realized investment gains related to other investments, partially offset by net realized investment losses of $62 million associated with U.S. Treasury futures contracts.

        Other net realized investment gains in 2010 of $290 million were primarily driven by a $205 million gain resulting from the Company's sale of substantially all of its remaining common stock holdings in Verisk Analytics, Inc. (Verisk) for total proceeds of approximately $230 million as part of a secondary public offering of Verisk. The 2010 total also included $96 million of net realized investment gains related to fixed maturity investments and $25 million of net realized investment gains related to equity securities. These gains were partially offset by $30 million of net realized investment losses related to U.S. Treasury futures contracts.

Other Revenues

        Other revenues primarily consist of premium installment charges. In 2010, this category also included $60 million of expenses related to the Company's purchase and retirement of $885 million of its $1.0 billion 6.25% fixed-to-floating rate junior subordinated debentures.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2012 were $14.68 billion, $1.60 billion or 10% lower than in 2011. The decrease primarily reflected (i) a decline in catastrophe losses and, to a lesser extent, (ii) lower levels of non-catastrophe weather-related losses and (iii) higher net favorable prior year reserve development, partially offset by (iv) the impact of loss cost trends. Catastrophe losses in 2012 and 2011 were $1.86 billion and $2.56 billion, respectively. Catastrophe losses in 2012 primarily resulted from Storm Sandy, as well as multiple tornado, wind and hail storms in several regions of the United States. Catastrophe losses in 2011 primarily resulted from Hurricane Irene and Tropical Storm Lee, multiple tornadoes and hail storms in the Midwest and Southeast regions of the United States and severe winter storms throughout the United States. Catastrophe losses in 2011 also included losses from floods in Thailand and an earthquake in Japan that impacted the Financial, Professional & International Insurance segment. Net favorable prior year reserve development in 2012 and 2011 was $940 million and $715 million, respectively. Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

        Claims and claim adjustment expenses in 2011 were $16.28 billion, $3.07 billion or 23% higher than in 2010. The increase primarily reflected (i) the significant increase in catastrophe losses, (ii) the decrease in net favorable prior year reserve development, (iii) the impact of loss cost trends and (iv) higher non-catastrophe weather-related losses. Catastrophe losses in 2011 and 2010 were $2.56 billion and $1.11 billion, respectively. Catastrophe losses in 2010 primarily resulted from several severe wind and hail storms, as well as severe winter storms. In addition, catastrophe losses in 2010 included losses from an earthquake in Chile that impacted the Financial, Professional & International Insurance segment. Net favorable prior year reserve development in 2011 and 2010 was $715 million and $1.25 billion, respectively. Factors contributing to net favorable prior year reserve development in each segment are discussed in note 7 of notes to the Company's consolidated financial statements.

Amortization of Deferred Acquisition Costs

        The amortization of deferred acquisition costs in 2012 was $3.91 billion, $34 million or 1% higher than in 2011. The amortization of deferred acquisition costs in 2011 was $3.88 billion, $74 million or 2% higher than in 2010. Changes in the amortization of deferred acquisition costs in both 2012 and 2011 were generally consistent with the increase in earned premiums compared with the respective prior year.

General and Administrative Expenses

        General and administrative expenses in 2012 were $3.61 billion, $54 million or 2% higher than in 2011. General and administrative expenses in 2011 were $3.56 billion, $150 million or 4% higher than in 2010. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

        Interest expense in 2012, 2011 and 2010 was $378 million, $386 million and $388 million, respectively. The decline in 2012 compared with 2011 reflected the repayment of $258 million of debt in the second quarter of 2012.

Income Tax Expense (Benefit)

        The Company's consolidated income tax expense in 2012 was $693 million, compared to an income tax benefit of $74 million in 2011. The increase in income tax expense of $767 million in 2012 from 2011 primarily reflected the $1.77 billion improvement in underwriting margins in 2012 (including the favorable impacts of a decrease in catastrophe losses and an increase in net favorable prior year reserve development) over 2011 and, to a lesser extent, the $121 million increase in net investment income from non-fixed maturity investments over 2011. The change in income tax expense (benefit) in 2012 from 2011 was also impacted by the $104 million benefit recorded in 2011 resulting from the favorable resolution of various prior year tax matters.

        The Company's consolidated income tax benefit in 2011 was $74 million, compared to an income tax expense of $1.09 billion in 2010. The decrease in income tax expense of $1.16 billion in 2011 from 2010 primarily reflected the $2.59 billion decrease in underwriting margins in 2011 (including the unfavorable impacts of an increase in catastrophe losses and a decrease in net favorable prior year reserve development) from 2010 and, to a lesser extent, the decrease in net realized investment gains of $209 million from 2010. The change in income tax expense (benefit) in 2011 from 2010 was also impacted by the $104 million benefit recorded in 2011 resulting from the favorable resolution of various prior year tax matters.

        The Company's effective tax rate was 22%, (5%) and 25% in 2012, 2011 and 2010, respectively. The Company's effective tax rates in 2012 and 2010 were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company's income tax provision. In addition to the impact of tax-exempt income, the Company's effective tax rate of (5%) in 2011 also reflected the impact of the Company's significant underwriting loss that primarily resulted from catastrophe losses and the $104 million benefit resulting from the favorable resolution of various prior year tax matters recorded in the first quarter of 2011.

GAAP Combined Ratios

        The consolidated GAAP combined ratio of 97.1% in 2012 was 8.0 points lower than the consolidated GAAP combined ratio of 105.1% in 2011.

        The consolidated loss and loss adjustment expense ratio of 64.9% in 2012 was 8.0 points lower than the consolidated loss and loss adjustment expense ratio of 72.9% in 2011. Catastrophe losses accounted for 8.3 points and 11.6 points of the 2012 and 2011 loss and loss adjustment expense ratios, respectively. The 2012 and 2011 loss and loss adjustment expense ratios included 4.2 points and 3.2 points of benefit from net favorable prior year reserve development, respectively. The consolidated 2012 loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development ("underlying loss and loss adjustment expense ratio") was 3.7 points lower than the 2011 ratio on the same basis, primarily reflecting the factors discussed above.

        The consolidated underwriting expense ratio of 32.2% in 2012 was level with the consolidated underwriting expense ratio of 32.2% in 2011.

        The consolidated GAAP combined ratio of 105.1% in 2011 was 11.9 points higher than the consolidated GAAP combined ratio of 93.2% in 2010.

        The consolidated loss and loss adjustment expense ratio of 72.9% in 2011 was 11.9 points higher than the loss and loss adjustment expense ratio of 61.0% in 2010. Catastrophe losses accounted for 11.6 points and 5.2 points of the 2011 and 2010 loss and loss adjustment expense ratios, respectively. The 2011 and 2010 loss and loss adjustment expense ratios included 3.2 points and 5.8 points of benefit from net favorable prior year reserve development, respectively. The consolidated 2011 underlying loss and loss adjustment expense ratio was 2.9 points higher than the 2010 ratio on the same basis, reflecting the factors discussed above.

        The consolidated underwriting expense ratio of 32.2% in 2011 was level with the underwriting expense ratio in 2010.

Written Premiums

        Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2012	2011	2010
Business Insurance	$13,111	$12,418	$11,891
Financial, Professional & International Insurance	3,275	3,408	3,534
Personal Insurance	7,923	8,061	7,877

Total	$24,309	$23,887	$23,302

	Net Written Premiums
(for the year ended December 31, in millions)	2012	2011	2010
Business Insurance	$11,872	$11,340	$10,857
Financial, Professional & International Insurance	2,981	3,102	3,211
Personal Insurance	7,594	7,745	7,567

Total	$22,447	$22,187	$21,635

        Gross and net written premiums in 2012 increased by 2% and 1%, respectively, over 2011. Gross and net written premiums in 2011 both increased by 3% over 2010. Factors contributing to the changes in gross and net written premiums in each segment in 2012 and 2011 as compared with the respective prior year are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

        Results of the Company's Business Insurance segment were as follows:

(for the year ended December 31, in millions)	2012	2011	2010
Revenues:
Earned premiums	$11,691	$11,327	$10,766
Net investment income	2,090	2,041	2,156
Fee income	322	295	285
Other revenues	40	31	28

Total revenues	$14,143	$13,694	$13,235

Total claims and expenses	$11,761	$12,206	$10,157

Operating income	$1,843	$1,354	$2,301

Loss and loss adjustment expense ratio	65.9%	73.1%	59.1%
Underwriting expense ratio	31.5	31.6	32.2

GAAP combined ratio	97.4%	104.7%	91.3%

Overview

        Operating income in 2012 was $1.84 billion, $489 million or 36% higher than operating income of $1.35 billion in 2011. The improvement in operating income in 2012 compared with 2011 primarily reflected the pretax impact of (i) higher underlying underwriting margins primarily resulting from earned pricing that exceeded loss cost trends, lower non-catastrophe weather-related losses and higher business volume, (ii) a decline in catastrophe losses, (iii) an increase in net favorable prior year reserve development and (iv) an increase in net investment income. Partially offsetting these pretax improvements were their related tax expense. The effective tax rate in 2012 increased from the prior year due to interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income. Operating income in 2011 included a $76 million benefit resulting from the favorable resolution of various prior year tax matters. Catastrophe losses in 2012 were $794 million, compared with $1.02 billion in 2011. Net favorable prior year reserve development in 2012 was $467 million, compared with $245 million in 2011.

        Operating income in 2011 was $1.35 billion, $947 million or 41% lower than in 2010. The decline in operating income in 2011 compared with 2010 primarily reflected the pretax impact of (i) lower net favorable prior year reserve development, (ii) a significant increase in catastrophe losses, (iii) lower underlying underwriting margins related to earned pricing and loss cost trends, partially offset by higher business volume, and (iv) lower net investment income. Partially offsetting these net pretax declines were their related net tax benefit. The effective tax rate in 2011 decreased from the prior year due to interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a higher percentage of pretax income. These factors were partially offset by the $76 million benefit resulting from the favorable resolution of various prior year tax matters. Net favorable prior year reserve development was $245 million in 2011, compared with $901 million in 2010. Catastrophe losses in 2011 were $1.02 billion, compared with $437 million in 2010.

Revenues

Earned Premiums

        Earned premiums in 2012 were $11.69 billion, $364 million or 3% higher than in 2011. Earned premiums in 2011 were $11.33 billion, $561 million or 5% higher than in 2010. The increases in both years primarily reflected the impact of increases in net written premiums over the preceding twelve months. Earned premiums in 2012 and 2011 also benefited from positive audit premium adjustments related to increased insured exposures for existing policyholders, compared with negative audit premium adjustments in 2010 related to decreased insured exposures for existing policyholders.

Net Investment Income

        Net investment income in 2012 was $2.09 billion, $49 million or 2% higher than in 2011, primarily due to higher net investment income generated by non-fixed maturity investments, partially offset by lower net investment income from fixed maturity investments. Net investment income in 2011 was $2.04 billion, $115 million or 5% lower than in 2010, primarily due to lower net investment income generated by fixed maturity investments. Refer to the "Net Investment Income" section of the "Consolidated Results of Operations" discussion herein for a description of the factors contributing to the changes in the Company's consolidated net investment income in 2012 and 2011 compared with the respective prior years. In addition, refer to note 2 of notes to the Company's consolidated financial statements herein for a discussion of the Company's net investment income allocation methodology.

Fee Income

        National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers' compensation residual market pools. Fee income in 2012 increased by $27 million or 9% over 2011. Fee income in 2011 increased by $10 million or 4% over 2010. The increases in both years primarily reflected higher serviced premium volume in workers' compensation residual market pools.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2012 were $7.86 billion, $590 million or 7% lower than in 2011, primarily reflecting (i) a decline in catastrophe losses, (ii) lower non-catastrophe weather-related losses and (iii) an increase in net favorable prior year reserve development, partially offset by (iv) the impact of loss cost trends. Catastrophe losses in 2012 were $794 million, compared with $1.02 billion in 2011. Net favorable prior year reserve development in 2012 was $467 million, compared with $245 million in 2011. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

        Claims and claim adjustment expenses in 2011 were $8.45 billion, $1.94 billion or 30% higher than in 2010. The increase in 2011 primarily reflected (i) a significant decline in net favorable prior year reserve development, (ii) a significant increase in catastrophe losses and (iii) the impact of loss cost trends that included slightly higher than expected loss costs in the workers' compensation and commercial auto product lines. Net favorable prior year reserve development in 2011 was $245 million, compared with $901 million in 2010. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements. Catastrophe losses in 2011 were $1.02 billion, compared with $437 million in 2010.

Amortization of Deferred Acquisition Expenses

        The amortization of deferred acquisition costs in 2012 was $1.88 billion, $69 million or 4% higher than in 2011. The amortization of deferred acquisition costs in 2011 was $1.82 billion, $66 million or 4% higher than in 2010. The increases in both 2012 and 2011 were generally consistent with the increases in earned premiums compared to the respective prior year.

General and Administrative Expenses

        General and administrative expenses in 2012 were $2.02 billion, $76 million or 4% higher than in 2011. The increase in 2012 included the impact of higher employee-related costs. General and administrative expenses in 2011 were $1.94 billion, $40 million or 2% higher than in 2010, primarily driven by a higher level of state assessment expenses related to workers' compensation business in New York, which more than offset an overall reduction in operating expenses that was driven by lower employee-related costs.

Income Tax Expense

        Income tax expense in 2012 was $539 million, compared to $134 million in 2011. The increase in income tax expense of $405 million in 2012 from 2011 primarily reflected the $836 million improvement in underwriting margins (including the favorable impacts of a decrease in catastrophes and an increase in net favorable prior year reserve development) over 2011 and, to a lesser degree, an increase in net investment income from non-fixed maturity investments over 2011. The change in income tax expense in 2012 from 2011 was also impacted by the $76 million benefit in 2011 resulting from the favorable resolution of various prior year tax matters.

        Income tax expense in 2011 was $134 million, compared to $777 million in 2010. The decrease in income tax expense of $643 million in 2011 from 2010 primarily reflected the $1.48 billion decrease in underwriting margins (including the unfavorable impacts of an increase in catastrophes and a decrease in net favorable prior year reserve development) from 2011. The change in income tax expense in 2011 from 2010 was also impacted by the $76 million benefit in 2011 resulting from the favorable resolution of various prior year tax matters.

GAAP Combined Ratios

        The GAAP combined ratio of 97.4% in 2012 was 7.3 points lower than the GAAP combined ratio of 104.7% in 2011.

        The loss and loss adjustment expense ratio of 65.9% in 2012 was 7.2 points lower than the loss and loss adjustment expense ratio of 73.1% in 2011. Catastrophe losses in 2012 and 2011 accounted for 6.8 points and 9.0 points, respectively, of the loss and loss adjustment expense ratio. Net favorable prior year reserve development in 2012 and 2011 provided 4.0 points and 2.2 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2012 underlying loss and loss adjustment expense ratio was 3.2 points lower than the 2011 ratio on the same basis, reflecting the factors discussed above.

        The underwriting expense ratio of 31.5% in 2012 was 0.1 points lower than the 2011 underwriting expense ratio of 31.6%.

        The GAAP combined ratio of 104.7% in 2011 was 13.4 points higher than the GAAP combined ratio of 91.3% in 2010.

        The loss and loss adjustment expense ratio of 73.1% in 2011 was 14.0 points higher than the loss and loss adjustment expense ratio of 59.1% in 2010. Catastrophe losses in 2011 and 2010 accounted for 9.0 points and 4.1 points, respectively, of the loss and loss adjustment expense ratio. Net favorable prior year reserve development in 2011 and 2010 provided 2.2 points and 8.4 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2011 underlying loss and loss adjustment expense ratio was 2.9 points higher than the 2010 ratio on the same basis, reflecting the factors discussed above.

        The underwriting expense ratio of 31.6% in 2011 was 0.6 points lower than the 2010 underwriting expense ratio, primarily reflecting the impact of higher earned premiums.

 Written Premiums

        The Business Insurance segment's gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2012	2011	2010
Select Accounts	$2,827	$2,830	$2,758
Commercial Accounts	3,280	3,076	2,753
National Accounts	1,387	1,112	1,111
Industry-Focused Underwriting	2,627	2,473	2,368
Target Risk Underwriting	2,116	2,035	2,008
Specialized Distribution	876	886	883

Total Business Insurance Core	13,113	12,412	11,881
Business Insurance Other	(2)	6	10

Total Business Insurance	$13,111	$12,418	$11,891

	Net Written Premiums
(for the year ended December 31, in millions)	2012	2011	2010
Select Accounts	$2,775	$2,784	$2,718
Commercial Accounts	3,101	2,890	2,576
National Accounts	907	782	806
Industry-Focused Underwriting	2,554	2,407	2,299
Target Risk Underwriting	1,666	1,587	1,573
Specialized Distribution	870	880	872

Total Business Insurance Core	11,873	11,330	10,844
Business Insurance Other	(1)	10	13

Total Business Insurance	$11,872	$11,340	$10,857

        In 2012, gross and net written premiums increased by 6% and 5%, respectively, over 2011. The increases in gross and net written premiums were concentrated in Commercial Accounts, Industry-Focused Underwriting, National Accounts and Target Risk Underwriting, and were largely driven by rate increases and positive audit premium adjustments (which were higher than in 2011). Overall business retention rates remained strong in 2012 but were lower than in 2011. Both components of renewal premium changes—renewal rate changes and insured exposure growth—remained positive in 2012, and renewal premium changes increased over 2011. New business levels in 2012 declined from 2011.

        In 2011, gross and net written premiums both increased by 4% over 2010. The increase in gross and net written premiums in 2011 was concentrated in Commercial Accounts and Industry-Focused Underwriting and, to a lesser extent, in Select Accounts. Gross and net written premiums were favorably impacted by positive audit premium adjustments in 2011, as compared with negative adjustments in 2010. Overall business retention rates remained strong in 2011 and were consistent with 2010. Both components of renewal premium changes—renewal rate changes and insured exposure growth—were positive in 2011 and increased over 2010. New business levels in 2011 declined modestly from 2010.

        Select Accounts.    Net written premiums of $2.78 billion in 2012 were virtually level with 2011. Business retention rates in 2012 remained strong but were lower than in 2011. Renewal premium changes remained positive in 2012 and increased over 2011, primarily due to renewal rate increases. New business volume in 2012 declined from 2011. Net written premiums in 2012 were favorably impacted by positive audit premium adjustments. Net written premiums of $2.78 billion in 2011 increased by 2% over 2010. Business retention rates remained strong and were consistent with 2010. Renewal premium changes in 2011 improved over 2010 due to growth in both renewal rate changes and insured exposures. New business volume in 2011 declined from 2010.

        Commercial Accounts.    Net written premiums of $3.10 billion in 2012 increased by 7% over 2011. Business retention rates remained strong but were lower than in 2011. Renewal premium changes remained positive in 2012 and increased over 2011, primarily due to renewal rate increases. New business volumes in 2012 declined compared with 2011. Net written premiums in 2012 were favorably impacted by positive audit premium adjustments (which were higher than in 2011). Net written premiums of $2.89 billion in 2011 increased by 12% over 2010. The increase was partially due to the benefit of positive audit premium adjustments, compared with negative adjustments in 2010. Business retention rates remained strong, decreasing slightly in 2011 compared with 2010. Renewal premium changes were positive in 2011 and increased over 2010, primarily driven by positive renewal rate changes. New business volume in 2011 declined slightly from 2010.

        National Accounts.    Net written premiums of $907 million in 2012 increased by 16% over 2011. Business retention rates remained high in 2012 and were level with 2011. Renewal premium changes were positive and increased over 2011, driven by payroll exposure growth. New business volumes in 2012 also increased over 2011. In addition, growth in workers' compensation residual market pools contributed to premium growth in 2012. Net written premiums of $782 million in 2011 decreased by 3% from 2010, primarily reflecting negative retrospective premium adjustments related to prior year policies. Business retention rates remained high in 2011 and increased slightly over 2010, while renewal premium changes in 2011 also increased over 2010. New business volume in 2011 declined slightly from 2010.

        Industry-Focused Underwriting.    Net written premiums of $2.55 billion in 2012 increased by 6% over 2011. Premium increases in 2012 were driven by growth in the Construction, Oil & Gas and Technology business units. Business retention rates in 2012 remained strong and were virtually level with 2011. Renewal premium changes remained positive in 2012 and increased over 2011, primarily due to renewal rate increases. New business volume in 2012 declined from 2011. Net written premiums of $2.41 billion in 2011 increased by 5% over 2010, primarily driven by growth in Construction, Oil & Gas and Technology.

        Target Risk Underwriting.    Net written premiums of $1.67 billion in 2012 increased by 5% over 2011. Premium increases in 2012 were concentrated in the National Property and Inland Marine business units. Business retention rates in 2012 remained strong but declined from 2011. Renewal premium changes remained positive in 2012 and increased over 2011, primarily due to renewal rate increases. New business volume in 2012 declined from 2011. Net written premiums of $1.59 billion in 2011 increased slightly over 2010, as premium growth in Inland Marine and Excess Casualty was largely offset by a decline in National Property.

        Specialized Distribution.    Net written premiums of $870 million in 2012 decreased by 1% from 2011. Premium decreases in the Northland business unit were largely offset by premium growth in the National Programs business unit. Business retention rates in 2012 remained strong but declined from 2011. Renewal premium changes remained positive in 2012 and increased over 2011, primarily due to renewal rate increases. New business volume in 2012 declined from 2011. Net written premiums of $880 million in 2011 increased slightly over 2010, driven by growth in the National Programs business unit.

 Financial, Professional & International Insurance

        Results of the Company's Financial, Professional & International Insurance segment were as follows:

(for the year ended December 31, in millions)	2012	2011	2010
Revenues:
Earned premiums	$3,045	$3,174	$3,317
Net investment income	395	414	439
Fee income	1	1	2
Other revenues	26	26	27

Total revenues	$3,467	$3,615	$3,785

Total claims and expenses	$2,570	$2,738	$2,920

Operating income	$642	$647	$620

Loss and loss adjustment expense ratio	42.8%	46.4%	50.9%
Underwriting expense ratio	41.3	39.4	36.8

GAAP combined ratio	84.1%	85.8%	87.7%

Overview

        Operating income in 2012 was $642 million, $5 million or 1% lower than operating income in 2011. The decline in operating income in 2012 compared with 2011 primarily reflected the pretax declines in net favorable prior year reserve development and net investment income, largely offset by higher underlying underwriting margins resulting from the pretax impact of (i) lower levels of what the Company defines as large losses and (ii) earned pricing that exceeded loss cost trends, partially offset by (iii) the impact of lower business volumes. The effective tax rate in 2012 increased slightly from the prior year, reflecting the impact of a $14 million benefit in 2011 resulting from the favorable resolution of various prior year tax matters. Net favorable prior year reserve development in 2012 was $298 million, compared with $360 million in 2011. Catastrophe losses in 2012 were $50 million, compared with $55 million in 2011.

        Operating income in 2011 was $647 million, $27 million or 4% higher than operating income in 2010. The improvement in operating income in 2011 compared with 2010 primarily reflected a pretax increase in underwriting margins, partially offset by a pretax decline in net investment income. The increase in underwriting margins was driven by the pretax impact of (i) higher net favorable prior year reserve development and (ii) declines in catastrophe and non-catastrophe weather-related losses, partially offset by the impact of (i) lower business volume, (ii) higher general and administrative expenses and (iii) a higher level of large losses. The effective tax rate in 2011 decreased slightly from the prior year, reflecting the impact of a $14 million benefit in 2011 resulting from the favorable resolution of various prior year tax matters. Net favorable prior year reserve development in 2011 was $360 million, compared with $259 million in 2010. Catastrophe losses in 2011 were $55 million, compared with $82 million in 2010.

Revenues

Earned Premiums

        Earned premiums in 2012 were $3.05 billion, $129 million or 4% lower than in 2011, primarily reflecting the impact of lower construction surety premium volumes over the preceding twelve months, intentional underwriting actions undertaken in the Company's operations at Lloyd's intended to improve risk and reward (particularly in the catastrophe-exposed lines of business), the impact of the termination of an exclusive broker relationship in the Republic of Ireland, the Company's withdrawal from personal insurance business in the Republic of Ireland, competitive market conditions and, to a lesser extent, foreign currency rates of exchange.

        Earned premiums in 2011 were $3.17 billion, $143 million or 4% lower than in 2010. The decline primarily reflected the impact of the termination of an exclusive broker relationship in the Republic of Ireland, lower construction surety premium volumes over the preceding twelve months, intentional underwriting actions undertaken in the Company's operations at Lloyd's intended to improve risk and reward (particularly in the catastrophe-exposed lines of business) and competitive market conditions. Earned premiums in 2011 benefited slightly from the favorable impact of foreign currency exchange rates. In addition, earned premiums in 2010 benefited from the impact of a reduction in surety reinsurance costs associated with prior year reinsurance treaties.

Net Investment Income

        Net investment income in 2012 was $395 million, $19 million or 5% lower than in 2011, primarily due to lower net investment income from fixed maturity investments, partially offset by higher net investment income generated by non-fixed maturity investments. Net investment income in 2011 was $414 million, $25 million or 6% lower than in 2010. Included in the Financial, Professional & International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. As a result, reported net investment income in the Financial, Professional & International Insurance segment reflects a significantly smaller proportion of allocated net investment income, including that from the Company's non-fixed maturity investments that experienced an increase in investment income in 2012 and 2011. Refer to the "Net Investment Income" section of the "Consolidated Results of Operations" discussion herein for a description of the factors contributing to the changes in the Company's consolidated net investment income in 2012 and 2011 compared with the respective prior years. In addition, refer to note 2 of notes to the Company's consolidated financial statements herein for a discussion of the Company's net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2012 were $1.31 billion, $173 million or 12% lower than in 2011, primarily reflecting (i) lower levels of large losses and (ii) the impact of lower construction surety premium volumes and intentional underwriting actions as discussed above, partially offset by (iii) a decline in net favorable prior year reserve development. Net favorable prior year reserve development in 2012 was $298 million, compared with $360 million in 2011. Both Bond & Financial Products and International contributed to net favorable prior year reserve development in 2012. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements. Catastrophe losses in 2012 were $50 million, compared with $55 million in 2011.

        Claims and claim adjustment expenses in 2011 were $1.49 billion, $213 million or 13% lower than in 2010, primarily reflecting (i) an increase in net favorable prior year reserve development, (ii) a decline in catastrophe losses, (iii) lower non-catastrophe weather-related losses and (iv) lower business volume, partially offset by a higher level of large losses. Net favorable prior year reserve development was $360 million and $259 million in 2011 and 2010, respectively. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements. Catastrophe losses in 2011 were $55 million, compared with $82 million in 2010.

Amortization of Deferred Acquisition Costs

        The amortization of deferred acquisition costs in 2012 was $589 million, $14 million or 2% lower than in 2011. The amortization of deferred acquisition costs was $603 million in 2011, $9 million or 1%

lower than in 2010. The decrease in 2012 was generally consistent with the decrease in earned premiums, whereas the decrease in 2011 was less than the decrease in earned premiums, primarily due to the increase to earned premiums in 2010 as a result of a reduction in surety reinsurance costs associated with prior year reinsurance treaties.

General and Administrative Expenses

        General and administrative expenses in 2012 were $667 million, $19 million or 3% higher than in 2011. General and administrative expenses were $648 million in 2011, $40 million or 7% higher than in 2010. The increases in both 2012 and 2011 primarily reflected increases in employee- and technology-related costs to enhance operations and support future business growth.

Income Tax Expense

        Income tax expense in 2012 was $255 million, compared to $230 million in 2011. The increase in income tax expense of $25 million in 2012 from 2011 primarily reflected the impact of a $14 million benefit in 2011 from the favorable resolution of various prior year tax matters and, to a lesser extent, an increase in underwriting margins in 2012 from 2011.

        Income tax expense in 2011 was $230 million, compared with $245 million in 2010. The decrease in income tax of $15 million in 2011 from 2010 primarily reflected the impact of a $14 million benefit in 2011 from the favorable resolution of various prior year tax matters.

GAAP Combined Ratios

        The GAAP combined ratio of 84.1% in 2012 was 1.7 points lower than the GAAP combined ratio of 85.8% in 2011.

        The loss and loss adjustment expense ratio of 42.8% in 2012 was 3.6 points lower than the loss and loss adjustment expense ratio of 46.4% in 2011. The 2012 and 2011 ratios included 9.8 points and 11.3 points of benefit, respectively, from net favorable prior year reserve development. Catastrophe losses in 2012 and 2011 accounted for 1.7 points of the loss and loss adjustment expense ratio in each year. The 2012 underlying loss and loss adjustment expense ratio was 5.1 points lower than the 2011 ratio on the same basis, reflecting the factors discussed above.

        The underwriting expense ratio of 41.3% in 2012 was 1.9 points higher than the underwriting expense ratio of 39.4% in 2011, primarily reflecting the impact of a decline in earned premiums and, to a lesser extent, the impact of an increase in general and administrative expenses.

        The GAAP combined ratio of 85.8% in 2011 was 1.9 points lower than the GAAP combined ratio of 87.7% in 2010.

        The loss and loss adjustment expense ratio of 46.4% in 2011 was 4.5 points lower than the 2010 ratio of 50.9%. Catastrophe losses in 2011 and 2010 accounted for 1.7 and 2.4 points of the loss and loss adjustment expense ratio, respectively. Net favorable prior year reserve development provided 11.3 points and 7.8 points of benefit to the loss and loss adjustment expense ratio in 2011 and 2010, respectively. The 2011 underlying loss and loss adjustment expense ratio was 0.3 points lower than the 2010 ratio on the same basis, reflecting the factors discussed above.

        The underwriting expense ratio of 39.4% in 2011 was 2.6 points higher than the underwriting expense ratio of 36.8% in 2010. The increase in 2011 primarily reflected lower earned premium volumes in International and construction surety and the increase in general and administrative expenses discussed above.

 Written Premiums

        Financial, Professional & International Insurance gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2012	2011	2010
Bond & Financial Products	$2,059	$2,092	$2,133
International	1,216	1,316	1,401

Total Financial, Professional & International Insurance	$3,275	$3,408	$3,534

	Net Written Premiums
(for the year ended December 31, in millions)	2012	2011	2010
Bond & Financial Products	$1,924	$1,953	$1,981
International	1,057	1,149	1,230

Total Financial, Professional & International Insurance	$2,981	$3,102	$3,211

        Gross and net written premiums in 2012 both decreased by 4% from 2011. Gross and net written premiums in 2011 decreased by 4% and 3%, respectively, compared with 2010.

        Net written premiums in Bond & Financial Products in 2012 were $1.92 billion, $29 million or 1% lower than in 2011. The decrease was primarily driven by lower business volume in construction surety due to the continued low levels of government construction spending, which was largely offset by growth in management liability business volume. Excluding the surety line of business, for which the following are not relevant measures, business retention rates in 2012 remained strong and were slightly higher than in 2011. Renewal premium changes in 2012 were positive and significantly higher than in 2011, primarily driven by positive renewal rate changes. New business volume in 2012 was slightly lower than in 2011.

        Net written premiums in Bond & Financial Products in 2011 were $1.95 billion, $28 million or 1% lower than in 2010, reflecting lower construction surety premium volume due to the continued slowdown in construction spending, and disciplined underwriting. The decrease also reflected the impact of reductions in surety reinsurance costs in 2010 associated with prior year reinsurance treaties. Excluding the surety line of business, for which the following are not relevant measures, business retention rates in 2011 remained strong and were higher than in 2010. Renewal premium changes in 2011 were slightly positive (compared with slightly negative in 2010), as the modest growth in insured exposures exceeded negative renewal rate changes. New business volume in 2011 increased considerably over 2010.

        Net written premiums in International in 2012 were $1.06 billion, $92 million or 8% lower than in 2011. The decrease in 2012 primarily reflected lower business volume in the Company's operations at Lloyd's, lower surety volumes in Canada, the impact of the Company's withdrawal from personal insurance business in the Republic of Ireland and, to a lesser extent, the impact of foreign currency rates of exchange. Excluding the surety line of business, for which the following are not relevant measures, business retention rates in 2012 were strong and higher than in 2011. Renewal premium changes in 2012 were negative and slightly lower than in 2011, as positive renewal rate changes were more than offset by a decline in insured exposures. New business volumes in 2012 were slightly lower than in 2011.

        Net written premiums in International in 2011 were $1.15 billion, $81 million or 7% lower than in 2010, primarily reflecting the impact of the Company's termination of an exclusive broker relationship in the Republic of Ireland. Excluding the surety line of business, business retention rates in 2011 declined from 2010, primarily as a result of the Company's withdrawal from personal insurance business in the Republic of Ireland. New business volume in International in 2011 decreased from 2010, primarily reflecting the Company's withdrawal from personal insurance business in the Republic of Ireland and intentional underwriting actions in the Company's operations at Lloyd's. Renewal premium changes were flat in 2011 (compared with slightly positive in 2010), as positive renewal rate changes were offset by a decline in insured exposures.

Personal Insurance

        Results of the Company's Personal Insurance segment were as follows:

(for the year ended December 31, in millions)	2012	2011	2010
Revenues:
Earned premiums	$7,621	$7,589	$7,349
Net investment income	404	424	464
Other revenues	66	70	75

Total revenues	$8,091	$8,083	$7,888

Total claims and expenses	$7,842	$8,708	$7,314

Operating income (loss)	$217	$(332)	$440

Loss and loss adjustment expense ratio	72.3%	83.5%	68.1%
Underwriting expense ratio	29.6	30.1	30.2

GAAP combined ratio	101.9%	113.6%	98.3%

Incremental impact of direct to consumer initiative on GAAP combined ratio	2.3%	2.5%	2.2%

Overview

        Operating income in 2012 was $217 million, $549 million higher than the operating loss of ($332) million in 2011. The improvement in operating income in 2012 compared with 2011 primarily reflected the pretax impact of (i) a decline in catastrophe losses, (ii) higher underlying underwriting margins resulting from lower non-catastrophe weather-related losses and lower fire-related losses and (iii) an increase in net favorable prior year reserve development. Partially offsetting these pretax improvements were their related tax expense. The effective tax rate in 2012 increased from the prior year due to interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income. The operating loss in 2011 included the impact of a $10 million benefit resulting from the favorable resolution of various prior year tax matters. Catastrophe losses in 2012 were $1.02 billion, compared with $1.49 billion in 2011. Net favorable prior year reserve development in 2012 was $175 million, compared with $110 million in 2011.

        An operating loss of ($332) million in 2011 compared with operating income of $440 million in 2010. The decline in operating income in 2011 compared with 2010 primarily reflected the pretax impact of (i) a significant increase in catastrophe losses, (ii) lower underlying underwriting margins related to earned pricing and loss cost trends, higher non-catastrophe weather-related losses and an increase in expenses related to the Company's direct to consumer initiative, partially offset by higher business volumes, and (iii) lower net investment income. Partially offsetting these net pretax declines were their related net tax benefit. The effective tax rate in 2011 decreased from the prior year due to interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a higher percentage of pretax income. These factors were partially offset by an increase in net favorable prior year reserve development and a $10 million benefit resulting from the favorable resolution of various prior year tax matters. Catastrophe losses in 2011 were $1.49 billion, compared with $594 million in 2010. Net favorable prior year reserve development in 2011 was $110 million, compared with $87 million in 2010.

Revenues

Earned Premiums

        Earned premiums in 2012 were $7.62 billion, $32 million or less than 1% higher than in 2011. Earned premiums of $7.59 billion in 2011 were $240 million or 3% higher than in 2010.

Net Investment Income

        Net investment income in 2012 was $404 million, $20 million or 5% lower than in 2011, primarily due to lower net investment income from fixed maturity investments, partially offset by higher net investment income generated by non-fixed maturity investments. Net investment income in 2011 was $424 million, $40 million or 9% lower than in 2010, primarily due to lower net investment income from fixed maturity investments. Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the change in the Company's net investment income in 2012 and 2011 as compared with the respective prior year. In addition, refer to note 2 of notes to the Company's consolidated financial statements herein for a discussion of the Company's net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2012 were $5.50 billion, $837 million or 13% lower than in 2011. The decrease primarily reflected (i) a decline in catastrophe losses and, to a lesser extent, (ii) lower non-catastrophe weather-related losses, (iii) lower fire-related losses and (iv) higher net favorable prior year reserve development, partially offset by (v) the impact of loss cost trends, including a higher number of severe bodily injury claims in the automobile line of business. Catastrophe losses in 2012 were $1.02 billion, compared with $1.49 billion in 2011. Net favorable prior year reserve development in 2012 was $175 million, compared with $110 million in 2011. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

        Claims and claim adjustment expenses in 2011 were $6.34 billion, $1.34 billion or 27% higher than in 2010. The increase primarily reflected (i) the significant increase in catastrophe losses, (ii) the impact of loss cost trends, (iii) higher non-catastrophe weather-related losses and (iv) higher business volumes. These factors were partially offset by an increase in net favorable prior year reserve development. Catastrophe losses in 2011 and 2010 were $1.49 billion and $594 million, respectively. Net favorable prior year reserve development in 2011 and 2010 was $110 million and $87 million, respectively. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

Amortization of Deferred Acquisition Costs

        The amortization of deferred acquisition costs in 2012 was $1.44 billion, $21 million or 1% lower than in 2011. The amortization of deferred acquisition costs in 2011 was $1.46 billion, $17 million or 1% higher than in 2010. The changes in deferred acquisition costs in both 2012 and 2011 differed from the change in earned premiums, primarily reflecting an increase in the number of agents reverting to a contingent commission compensation program (the costs of which are classified in "general and administrative expenses") from a fixed-value compensation program (the costs of which are classified in

"amortization of deferred acquisition costs"), and growth in the Company's direct to consumer business (for which no commission expense is incurred).

General and Administrative Expenses

        General and administrative expenses in 2012 were $900 million, $8 million or 1% lower than in 2011. General and administrative expenses in 2011 were $908 million, $41 million or 5% higher than in 2010. The increase in 2011 was primarily driven by costs associated with the Company's direct to consumer initiative, as well as the increase in contingent commission expense due to the increase in the number of agents reverting to a contingent commission compensation program. The cost of the contingent commission program is not subject to deferred acquisition cost accounting treatment and, therefore, is expensed as incurred.

Income Tax Expense

        Income tax expense in 2012 was $32 million, compared to an income tax benefit of $293 million in 2011. The change in income tax expense of $325 million in 2012 from 2011 primarily reflected the $898 million decrease in underwriting loss (including the favorable impacts of a decrease in catastrophes and an increase in net favorable prior year reserve development) from 2011. The change in income tax expense in 2012 from 2011 was also impacted by the $10 million benefit in 2011 resulting from the favorable resolution of various prior year tax matters.

        The income tax benefit in 2011 was $293 million, compared to income tax expense of $134 million in 2010. The change in income tax expense (benefit) of ($427) million in 2011 from 2010 primarily reflected the $1.15 billion decrease in underwriting margins (including the unfavorable impacts of an increase in catastrophes and a decline in net favorable prior year reserve development) from 2011. The change in income tax expense (benefit) was also impacted by the $10 million benefit in 2011 resulting from the favorable resolution of various prior year tax matters.

GAAP Combined Ratio

        The GAAP combined ratio of 101.9% in 2012 was 11.7 points lower than the GAAP combined ratio of 113.6% in 2011.

        The loss and loss adjustment expense ratio of 72.3% in 2012 was 11.2 points lower than the loss and loss adjustment expense ratio of 83.5% in 2011. Catastrophe losses accounted for 13.4 points and 19.6 points of the loss and loss adjustment expense ratios in 2012 and 2011, respectively. The loss and loss adjustment expense ratio for 2012 and 2011 included 2.3 points and 1.5 points of benefit, respectively, from net favorable prior year reserve development. The 2012 underlying loss and loss adjustment expense ratio was 4.2 points lower than the 2011 ratio on the same basis, reflecting the factors discussed above.

        The underwriting expense ratio of 29.6% in 2012 was 0.5 points lower than the underwriting expense ratio of 30.1% in 2011.

        The GAAP combined ratio of 113.6% in 2011 was 15.3 points higher than the GAAP combined ratio of 98.3% in 2010.

        The loss and loss adjustment expense ratio of 83.5% in 2011 was 15.4 points higher than the 2010 ratio of 68.1%. Catastrophe losses accounted for 19.6 and 8.1 points of the loss and loss adjustment expense ratio in 2011 and 2010, respectively. Net favorable prior year reserve development provided 1.5 points and 1.2 points of benefit to the loss and loss adjustment expense ratio in 2011 and 2010, respectively. The 2011 underlying loss and loss adjustment expense ratio was 4.2 points higher than the 2010 ratio on the same basis, reflecting the factors discussed above.

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

Agency Written Premiums

        Gross and net written premiums by product line were as follows for the Personal Insurance segment's Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the segment's gross and net written premiums:

	Gross Written Premiums
(for the year ended December 31, in millions)	2012	2011	2010
Agency Automobile	$3,544	$3,706	$3,720
Agency Homeowners and Other	4,220	4,221	4,060

Total Agency Personal Insurance	$7,764	$7,927	$7,780

	Net Written Premiums
(for the year ended December 31, in millions)	2012	2011	2010
Agency Automobile	$3,527	$3,688	$3,698
Agency Homeowners and Other	3,909	3,923	3,772

Total Agency Personal Insurance	$7,436	$7,611	$7,470

        In 2012, gross and net written Agency written premiums both decreased 2% from the respective totals in 2011. In 2011, gross and net Agency written premiums both increased 2% over the respective totals in 2010.
        In the Agency Automobile line of business, net written premiums in 2012 were 4% lower than in 2011. Business retention rates remained strong but were lower than in 2011, while new business levels in 2012 declined from 2011, largely as a result of the Company's pricing strategy and other profitability improvement initiatives. Renewal premium changes remained positive in 2012 and increased over 2011. Net written premiums in 2011 were slightly lower than in 2010. Business retention rates in 2011 remained strong, while new business levels declined from 2010. Renewal premium changes remained positive in 2011 and increased over 2010.

        In the Agency Homeowners and Other line of business, net written premiums in 2012 were slightly lower than in 2011. Business retention rates remained strong but were lower than in 2011, while new business levels in 2012 declined from 2011, largely as a result of the Company's pricing strategy, higher deductibles and other profitability improvement initiatives. Renewal premium changes remained positive in 2012 and increased over 2011. Net written premiums in 2011 were 4% higher than in 2010. Business retention rates in 2011 remained strong, while new business levels were lower than in 2010. Renewal premium changes in 2011 remained positive and increased slightly over 2010.

        For its Agency business, the Personal Insurance segment had approximately 7.1 million and 7.7 million active policies at December 31, 2012 and 2011, respectively.

Direct to Consumer Written Premiums

        In its direct to consumer business, net written premiums in 2012 were $158 million, $24 million or 18% higher than in 2011. The increase in net written premiums in 2012 resulted from a $15 million or 15% increase in automobile net written premiums and a $9 million or 26% increase in homeowners and other net written premiums compared to 2011. Net written premiums in 2011 were $134 million, $37 million or 38% higher than in 2010. The increase in net written premiums in 2011 resulted from a $26 million or 35% increase in automobile net written premiums and an $11 million or 48% increase in homeowners and other net written premiums compared to 2010. The direct to consumer business had 160,000 and 140,000 active policies at December 31, 2012 and 2011, respectively.

Interest Expense and Other

(for the year ended December 31, in millions)	2012	2011	2010
Operating loss	$(261)	$(279)	$(318)

        The operating loss for Interest Expense and Other in 2012 was $18 million lower than in 2011. The operating loss in 2011 was $39 million lower than in 2010, primarily reflecting $39 million of after-tax expenses related to the Company's purchase and retirement of a significant portion of its 6.25% fixed-to-floating rate junior subordinated debentures in 2010. The operating loss in 2010 also included a $12 million increase in tax expense associated with recent federal health care legislation and an increase in interest expense. After-tax interest expense in 2012, 2011 and 2010 was $246 million, $251 million and $252 million, respectively.

ASBESTOS CLAIMS AND LITIGATION

        The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have expanded insurance coverage for asbestos claims far beyond the original intent of insurers and policyholders. The Company has received and continues to receive a significant number of asbestos claims from the Company's policyholders (which includes others seeking coverage under a policy). Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the continued focus by plaintiffs on previously peripheral defendants. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years. In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. The bankruptcy of many traditional defendants has also caused increased settlement demands against those policyholders who are not in bankruptcy but that remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on previously peripheral defendants, contributes to the claims and claim adjustment expense payments experienced by the Company. The Company's asbestos-related claims and claim adjustment expense experience also has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.

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

        Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, had entered into settlement agreements which are subject to a number of contingencies, in connection with a number of these direct action claims (Direct Action Settlements). For a full discussion of these settlement agreements, see the "Asbestos Direct Action Litigation" section of note 16 of notes to the consolidated financial statements.

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

        In the third quarter of 2012, the Company completed its annual in-depth asbestos claim review. As in prior years, the annual claim review considered active policyholders and litigation cases for potential product and "non-product" liability. The Company noted the following trends:

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

        During 2012, total gross and net asbestos-related payments decreased when compared with 2011, primarily resulting from a decline in both gross and net payments to policyholders with whom the Company has entered into settlement agreements. The Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, experienced a modest reduction in gross asbestos-related payments during 2012 when compared with 2011, while net asbestos payments were flat. Payments on behalf of policyholders in these categories continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target previously peripheral defendants. The number of policyholders tendering asbestos claims for the first time in 2012 and the number of policyholders with open asbestos claims both increased slightly when compared with 2011.

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

        The completion of these reviews and analyses in 2012, 2011 and 2010 resulted in $175 million, $175 million and $140 million increases, respectively, in the Company's net asbestos reserves in each period. In each year, the reserve increases were primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category and by higher projected payments on assumed reinsurance accounts. The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be moderately higher than previously anticipated due to the impact of the current litigation environment discussed above. The increase in 2010 also reflected increases in costs of litigating asbestos-related coverage matters and was partially offset by a $70 million benefit from the reduction in the allowance for uncollectible reinsurance resulting from a favorable ruling related to a reinsurance dispute. Notwithstanding these trends, the Company's overall view of the underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

        Net asbestos losses paid in 2012, 2011 and 2010 were $236 million, $284 million and $350 million, respectively. Approximately 6%, 19% and 32% of total net paid losses in 2012, 2011 and 2010, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

        The Company categorizes its asbestos reserves as follows:

	Number of Policyholders		Total Net Paid		Net Asbestos Reserves
(at and for the year ended December 31, $ in millions)	2012	2011	2012	2011	2012	2011
Policyholders with settlement agreements	15	15	$13	$54	$91	$588
Home office and field office	1,678	1,616	199	199	2,089	1,660
Assumed reinsurance and other	—	—	24	31	198	191

Total	1,693	1,631	$236	$284	$2,378	$2,439

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

        The "home office and field office" category relates to all other policyholders and also includes unallocated IBNR reserves and reserves for the costs of defending asbestos-related coverage litigation. Policyholders are identified for the annual home office review based upon, among other factors: a combination of past payments and current case reserves in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential "non-product" exposures, size of policyholder and geographic distribution of products or services sold by the policyholder. In addition to IBNR amounts contained in the reserves for "home office and field office" policyholders and the costs of litigating asbestos coverage matters, the Company has established a reserve for further adverse development related to existing policyholders, new claims from policyholders reporting claims for the first time and policyholders for which there is, or may be, litigation and direct actions against the Company. During 2012, $502 million of reserves included in "Policyholders with settlement agreements" were reclassified to the unallocated IBNR component in the "home office and field office" category as a result of the U.S. District Court ruling on March 1, 2012 that the conditions of the Direct Action Settlements had not been satisfied. For a full discussion of these settlement agreements see the "Asbestos Direct Action Litigation" section of note 16 of notes to the consolidated financial statements. The "assumed reinsurance and other" category primarily consists of reinsurance of excess coverage, including various pool participations.

        On January 29, 2009, the Company and PPG Industries, Inc ("PPG"), along with approximately 30 other insurers of PPG, agreed in principle to an agreement to settle asbestos-related coverage litigation under insurance policies issued to PPG. The tentative settlement agreement has been incorporated into the Modified Third Amended Plan of Reorganization ("Amended Plan") proposed as part of the Pittsburgh Corning Corp. ("PCC", which is 50% owned by PPG) bankruptcy proceeding. Pursuant to the proposed Amended Plan, which was filed on January 30, 2009, PCC, along with enumerated other companies (including PPG as well as the Company as a participating insurer), are to receive protections afforded by Section 524(g) of the Bankruptcy Code from certain asbestos-related bodily injury claims. Under the agreement in principle, the Company has the option to make a series of payments over the next 20 years totaling approximately $620 million to the Trust to be created under the Amended Plan, or it may elect to make a one-time discounted payment, which, as of March 31, 2013, would total approximately $481 million (approximately $452 million after reinsurance). The agreement in principle with PPG is subject to numerous contingencies, including final court approval of the Amended Plan, and the Company has no obligation to make the settlement payment until all contingencies are satisfied. The Company's obligations under this agreement in principle are included in the "home office and field office" category in the preceding table.

        The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2012	2011	2010
Beginning reserves:
Gross	$2,780	$2,941	$3,097
Ceded	(341)	(393)	(339)

Net	2,439	2,548	2,758

Incurred losses and loss expenses:
Gross	171	195	262
Ceded	4	(20)	(122)

Net	175	175	140

Losses paid:
Gross	262	356	418
Ceded	(26)	(72)	(68)

Net	236	284	350

Ending reserves:
Gross	2,689	2,780	2,941
Ceded	(311)	(341)	(393)

Net	$2,378	$2,439	$2,548

See "—Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves."

ENVIRONMENTAL CLAIMS AND LITIGATION

        The Company has received and continues to receive claims from policyholders who allege that they are liable for injury or damage arising out of their alleged disposition of toxic substances. Mostly, these claims are due to various legislative as well as regulatory efforts aimed at environmental remediation. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), enacted in 1980 and later modified, enables private parties as well as federal and state governments to take action with respect to releases and threatened releases of hazardous substances. This federal statute permits the recovery of response costs from some liable parties and may require liable parties to undertake their own remedial action. Liability under CERCLA may be joint and several with other responsible parties.

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

        The resolution of environmental exposures by the Company generally occurs through settlements with policyholders as opposed to claimants. Generally, the Company strives to extinguish any obligations it may have under any policy issued to the policyholder for past, present and future environmental liabilities and extinguish any pending coverage litigation dispute with the policyholder. This form of settlement is commonly referred to as a "buy-back" of policies for future environmental liability. In addition, many of the agreements have also extinguished any insurance obligation which the

Company may have for other claims, including but not limited to asbestos and other cumulative injury claims. The Company and its policyholders may also agree to settlements which extinguish any liability arising from known specified sites or claims. Where appropriate, these agreements also include indemnities and hold harmless provisions to protect the Company. The Company's general purpose in executing these agreements is to reduce the Company's potential environmental exposure and eliminate the risks presented by coverage litigation with the policyholder and related costs.

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

        The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980's. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Overall net environmental claim payments in 2012 were essentially unchanged from 2011. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. The degree to which those favorable trends have continued, however, has been less than anticipated. As a result, in 2012 and 2011, the Company increased its net environmental reserves by $90 million and $76 million, respectively. In 2010, the Company increased its net environmental reserves by $35 million due to a modest upward development in the expected defense and settlement costs for certain of its pending policyholders.

        Net environmental losses paid in 2012, 2011 and 2010 were $84 million, $86 million and $77 million, respectively. At December 31, 2012, approximately 93% of the net environmental reserve (approximately $323 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $24 million), consists of case reserves.

        The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2012	2011	2010
Beginning reserves:
Gross	$346	$354	$389
Ceded	(5)	(3)	4

Net	341	351	393

Incurred losses and loss expenses:
Gross	99	80	45
Ceded	(9)	(4)	(10)

Net	90	76	35

Losses paid:
Gross	93	88	80
Ceded	(9)	(2)	(3)

Net	84	86	77

Ending reserves:
Gross	352	346	354
Ceded	(5)	(5)	(3)

Net	$347	$341	$351

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

        As a result of the processes and procedures discussed above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2012 are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments. (Also see note 16 of notes to the consolidated financial statements in this report).

        Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the Company's current reserves. In addition, the Company's estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's operating results in future periods.

INVESTMENT PORTFOLIO

        The Company's invested assets at December 31, 2012 were $73.84 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 5% in other investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

        The carrying value of the Company's fixed maturity portfolio at December 31, 2012 was $65.39 billion. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's insurance and debt obligations. The weighted average credit quality of the Company's fixed maturity portfolio, both including and excluding U.S. Treasury securities, was "Aa2" at both December 31, 2012 and 2011. In 2011, Standard & Poor's downgraded the credit rating of securities issued by the U.S. government, which had minimal impact on the overall credit quality of the Company's fixed maturity portfolio at December 31, 2011. Below investment grade securities represented 3.1% of the total fixed maturity investment portfolio at both December 31, 2012 and 2011. The average effective duration of fixed maturities and short-term securities was 3.2 (3.4 excluding short-term securities) at both December 31, 2012 and 2011. See the "Outlook" section in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The carrying values of investments in fixed maturities classified as available for sale at December 31, 2012 and 2011 were as follows:

	2012		2011
(at December 31, in millions)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,222	Aaa/Aa1	$2,497	Aaa/Aa1

Obligations of states, municipalities and political subdivisions::
Pre-refunded	9,025	Aa1	7,332	Aa1
All other	29,656	Aa1	31,690	Aa1

Total obligations of states, municipalities and political subdivisions	38,681		39,022

Debt securities issued by foreign governments	2,257	Aaa	2,318	Aaa

Mortgage-backed securities, collateralized mortgage obligations, and pass-through securities	2,997	A1	3,515	Aa3

All other corporate bonds and redeemable preferred stock:
Financial:
Bank	1,808	A1	1,452	A1
Insurance	433	A1	386	A2
Finance/leasing	39	Baa3	42	Baa3
Brokerage and asset management	34	A2	39	A3

Total financial	2,314		1,919
Industrial	12,076	A3	9,961	Baa1
Public utility	2,151	A3	2,116	A3
Sovereign corporate securities(2)	1,011	Aaa	1,407	Aaa
Canadian municipal securities	643	Aa1	639	Aa1
Commercial mortgage-backed securities and project loans(3)	453	Aaa	446	Aaa
Asset-backed and other	588	A2	392	Baa1

Total all other corporate bonds and redeemable preferred stock	19,236		16,880

Total fixed maturities	$65,393	Aa2	$64,232	Aa2

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

(2)
Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Temporary Liquidity Guaranty and the Federal Ship Financing Programs.

(3)
Included in commercial mortgage-backed securities and project loans at December 31, 2012 and 2011 are $50 million and $66 million of securities guaranteed by the U.S. government, respectively, and $14 million and $15 million by government sponsored enterprises, respectively.

        The following table sets forth the Company's fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2012, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$28,108	43.0%
Aa	20,768	31.8
A	8,354	12.8
Baa	6,111	9.3

Total investment grade	63,341	96.9
Below investment grade	2,052	3.1

Total fixed maturities	$65,393	100.0%

Obligations of States, Municipalities and Political Subdivisions

        The Company's fixed maturity investment portfolio at December 31, 2012 and 2011 included $38.68 billion and $39.02 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. Included in the municipal bond portfolio at December 31, 2012 and 2011 were $9.03 billion and $7.33 billion, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as pre-refunded bonds), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest. Such escrow accounts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee and are almost exclusively comprised of U.S. Treasury securities. Moody's Investors Service has assigned negative outlooks to municipal securities in both the state sector and local government sector within the United States.

        The following table shows the geographic distribution of the $29.66 billion of municipal bonds at December 31, 2012 that were not pre-refunded.

(at December 31, 2012, in millions)	State General Obligation	Local General Obligation	Revenue	Total Carrying Value	Average Credit Quality(1)
State:
Texas	$426	$2,572	$1,214	$4,212	Aaa/Aa1
California	46	1,775	411	2,232	Aa2
Washington	273	793	497	1,563	Aa1
Virginia	183	673	681	1,537	Aaa/Aa1
Illinois	161	866	463	1,490	Aa1
Minnesota	306	746	234	1,286	Aaa/Aa1
Florida	345	42	830	1,217	Aa1
Massachusetts	188	28	914	1,130	Aaa/Aa1
Arizona	—	495	609	1,104	Aa1
North Carolina	239	606	205	1,050	Aaa
Colorado	—	679	197	876	Aa1
Georgia	201	376	288	865	Aaa/Aa1
Maryland	299	380	151	830	Aaa/Aa1
All Others(2)	1,976	3,498	4,790	10,264	Aa1

Total	$4,643	$13,529	$11,484	$29,656	Aa1

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

        The following table displays the funding sources for the $11.48 billion of municipal bonds identified as revenue bonds in the foregoing table at December 31, 2012.

(at December 31, 2012, in millions)	Carrying Value	Average Credit Quality(1)
Source:
Water and sewer	$3,886	Aaa/Aa1
Higher education	1,824	Aaa/Aa1
Transportation	1,169	Aa1
Power and utilities	1,071	Aa2
Special tax	883	Aa1
Lease	536	Aa2
Government funded/grant revenue	139	Aaa
Healthcare	98	Aa2
Housing	97	Aaa/Aa1
General fund	61	Aa3
Industrial revenue	51	A1
Property tax	33	Aa2
Other revenue sources	1,636	Aaa/Aa1

Total	$11,484	Aa1

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

        The Company bases its investment decision on the underlying credit characteristics of the municipal security. While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions. The downgrade during 2008 and 2009 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of many such securities to the underlying rating of the respective security. Of the insured municipal securities in the Company's investment portfolio at December 31, 2012, approximately 99% were rated at A3 or above, and approximately 92% were rated at Aa3 or above, without the benefit of insurance. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company's results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company's ability and intent to hold the securities. The average credit rating of the underlying issuers of these securities was "Aa2" at December 31, 2012. The average credit rating of the entire municipal bond portfolio was "Aa1" at December 31, 2012 with and without the enhancement provided by third-party insurance.

Debt Securities Issued by Foreign Governments

        The following table shows the geographic distribution of the Company's long-term fixed maturity investments in debt securities issued by foreign governments at December 31, 2012.

(at December 31, 2012, in millions)	Carrying Value	Average Credit Quality(1)
Foreign Government:
Canada	$1,025	Aaa
United Kingdom	945	Aaa
Norway	74	Aaa
Germany	70	Aaa
All Others(2)(3)	143	Aa2

Total	$2,257

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

(2)
The Company does not have direct exposure to sovereign debt issued by the Republic of Ireland, Italy, Greece, Portugal or Spain.

(3)
No other country accounted for 2.5% or more of total debt securities issued by foreign governments.

        The following table shows the Company's Eurozone exposure at December 31, 2012 to all debt securities issued by foreign governments, financial companies, sovereign corporations (including sovereign banks) whose securities are backed by the respective country's government and all other corporate securities (comprised of industrial corporations and utility companies) which could be affected if economic conditions deteriorated due to a prolonged recession.

			Corporate Securities
	Debt Securities Issued by Foreign Governments
			Financial		Sovereign Corporates		All Other
(at December 31, 2012, in millions)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)
Eurozone Periphery
Spain	$—	—	$14	Baa3	$—	—	$36	Baa1
Ireland	—	—	2	A3	—	—	61	A3
Italy	—	—	—	—	—	—	23	Baa2
Greece	—	—	—	—	—	—	13	Baa2
Portugal	—	—	—	—	—	—	—	—

Subtotal	—		16		—		133

Eurozone Non-Periphery
Germany	70	Aaa	7	A2	490	Aaa	223	A3
France	36	Aaa/Aa1	28	A2	—	—	379	A1
Netherlands	—	—	54	Aa3	126	Aaa	249	A2
Austria	—	—	—	—	43	Aa2	—	—
Finland	18	Aaa	—	—	—	—	13	Baa3
Belgium	—	—	—	—	—	—	142	A3
Luxembourg	—	—	—	—	—	—	47	Baa1

Subtotal	124		89		659		1,053

Total	$124		$105		$659		$1,186

(1)
Rated using external rating agencies or by the Company when a public rating does not exist. The table includes $225 million of short-term securities which have the highest ratings issued by external rating agencies for short-term issuances. For purposes of this table, the short-term securities, which are rated "A-1+" and/or "P-1," are included as "Aaa" rated securities.

        In January 2012, Standard & Poor's downgraded the sovereign ratings of nine Eurozone countries, including France (from "AAA" to "AA+"). In November 2012, Moody's downgraded the sovereign rating of France from "Aaa" to "Aa1."

        In addition to fixed maturities noted in the foregoing table, the Company has exposure totaling $276 million to private equity limited partnerships and real estate partnerships (both of which are included in other investments in the Company's consolidated balance sheet) whose primary investing focus is across Europe. The Company has unfunded commitments totaling $145 million to these partnerships. The Company also has $4 million of nonredeemable preferred stock (included in equity securities on the Company's consolidated balance sheet) issued by companies in the Eurozone.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

        The Company's fixed maturity investment portfolio at December 31, 2012 and 2011 included $3.00 billion and $3.52 billion, respectively, of residential mortgage-backed securities including pass-through-securities and collateralized mortgage obligations (CMO), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company's investment strategy generally favors securities that reduce this risk within expected interest rate ranges. Included in the totals at December 31, 2012 and 2011 were $1.44 billion and $1.82 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.56 billion and $1.70 billion, at December 31, 2012 and 2011, respectively. Approximately 43% and 38% of the Company's CMO holdings at December 31, 2012 and 2011, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC. The average credit rating of the $893 million and $1.05 billion of non-guaranteed CMO holdings at December 31, 2012 and 2011, respectively, was "B2" and "Ba1," respectively. The average credit rating of all of the above securities was "A1" and "Aa3" at December 31, 2012 and 2011, respectively.

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

Alternative Documentation Mortgages and Sub-Prime Mortgages

        At December 31, 2012 and 2011, the "mortgage-backed securities, collateralized mortgage obligations and pass-through securities" and "asset-backed and other" categories in the foregoing table included collateralized mortgage obligations backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $347 million and $351 million, respectively (comprising less than 1% of the Company's total fixed maturity investments at both dates). The continued disruption in secondary investment markets provided the Company with the opportunity to selectively acquire additional mortgage-backed securities at discounted prices in recent years. The Company purchased $11 million and $128 million of such securities in the years ended December 31, 2012 and 2011, respectively. The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities' requirements for credit score but do not meet the government-sponsored entities' guidelines for documentation, property type, debt and loan-to-value ratios. The average credit rating on these securities and obligations held by the Company was "Ba1" and "Baa2" at December 31, 2012 and 2011, respectively.

Commercial Mortgage-Backed Securities and Project Loans

        At December 31, 2012 and 2011, the Company held commercial mortgage-backed securities (including FHA project loans) of $453 million and $446 million, respectively. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio's relatively small size and the underlying credit strength of these securities.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

        See note 1 of notes to the Company's consolidated financial statements for further information about these invested asset classes.

Other Investments

        At December 31, 2012 and 2011, the carrying value of the Company's other investments was $3.43 billion and $3.45 billion, respectively. The Company's other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company's fixed maturity investments. These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility. Net investment income provided by these asset classes was $414 million, $292 million and $304 million in 2012, 2011 and 2010, respectively. The increase in 2012 was primarily driven by improved results from the Company's real estate partnerships and hedge fund investments.

Securities Lending

        The Company has engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time. At December 31, 2012 and 2011, the Company had $403 million and $126 million of securities on loan, respectively, as part of a tri-party lending agreement. The average monthly balance of securities on loan during 2012 and 2011 was $197 million and $170 million, respectively. Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest. The Company has not incurred any investment losses in its securities lending program for the years ended December 31, 2012, 2011 and 2010.

Net Unrealized Investment Gains

        The net unrealized investment gains that were included as a separate component of accumulated other comprehensive income were as follows:

(at December 31, in millions)	2012	2011	2010
Fixed maturities	$4,564	$4,238	$2,650
Equity securities	183	145	147
Other investments	14	16	30

Unrealized investment gains before tax	4,761	4,399	2,827
Tax expense	1,658	1,528	968

Net unrealized investment gains at end of year	$3,103	$2,871	$1,859

        Net pretax unrealized investment gains were $4.76 billion, $4.40 billion and $2.83 billion at December 31, 2012, 2011 and 2010, respectively. The Company's fixed maturities portfolio at December 31, 2012 and 2011 experienced an increase in valuation compared with the respective prior year-end, primarily due to the continuing decline in market interest rates.

        The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2012, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	—	1	—	3	4

Total fixed maturities	—	1	—	3	4
Equity securities	—	—	—	—	—

Total	$—	$1	$—	$3	$4

        These unrealized investment losses at December 31, 2012 represent less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders' equity on an after-tax basis.

        For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.

        At both December 31, 2012 and 2011, below investment grade securities comprised 3.1% of the Company's fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2012 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $177 million and a fair value of $168 million, resulting in a net pretax unrealized investment loss of $9 million. These securities in an unrealized loss position represented less than 1% of both the total amortized cost and the fair value of the fixed maturity portfolio at December 31, 2012 and accounted for 26% of the total gross pretax unrealized investment loss in the fixed maturity portfolio at December 31, 2012.

Impairment Charges

        Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2012	2011	2010
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4	13	4
All other corporate bonds	4	5	9
Redeemable preferred stock	—	—	—

Total fixed maturities	8	18	13

Equity securities
Common stock	3	6	2
Non-redeemable preferred stock	1	—	1

Total equity securities	4	6	3

Other investments	3	1	10

Total	$15	$25	$26

        Following are the pretax realized losses on investments sold during the year ended December 31, 2012:

(for the year ended December 31, 2012, in millions)	Loss	Fair Value
Fixed maturities	$9	$171
Equity securities	—	5
Other	—	—

Total	$9	$176

        Purchases and sales of investments are based on cash requirements, the characteristics of the insurance liabilities and current market conditions. The Company identifies investments to be sold to achieve its primary investment goals of assuring the Company's ability to meet policyholder obligations as well as to optimize investment returns, given these obligations.

CATASTROPHE MODELING

        The Company uses various analyses and methods, including proprietary and third-party computer modeling processes, to analyze catastrophic events and the risks associated with them. The Company uses these analyses and methods to make underwriting and reinsurance decisions designed to manage its exposure to catastrophic events. There are no industry-standard methodologies or assumptions for projecting catastrophe exposure. Accordingly, catastrophe estimates provided by different insurers may not be comparable.

        The Company actively monitors and evaluates changes in third-party models and, when necessary, calibrates the catastrophe risk model estimates delivered via its own proprietary modeling processes. The Company considers historical loss experience, recent events, underwriting practices, market share analyses and various other factors to account for non-modeled losses to refine its proprietary view of catastrophe risk. These proprietary models are continually updated as new information emerges.

        The tables below set forth the probabilities that estimated losses from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars and as a percentage of the Company's common equity), based on the current version of the proprietary and third-party computer models utilized by the Company at December 31, 2012. For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company's loss from a single U.S. hurricane in a one-year timeframe would equal or exceed $1.4 billion, or 6% of the Company's common equity at December 31, 2012.

	Dollars (in billions)
Likelihood of Exceedance(1)	Single U.S. Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	$1.1	$0.5
1.0% (1-in-100)	$1.4	$0.7
0.4% (1-in-250)	$2.4	$0.9
0.1% (1-in-1,000)	$5.2	$2.0

	Percentage of Common Equity(2)
Likelihood of Exceedance	Single U.S. Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	5%	2%
1.0% (1-in-100)	6%	3%
0.4% (1-in-250)	11%	4%
0.1% (1-in-1,000)	23%	9%

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

        The threshold loss amounts in the tables above, which are based on the Company's in-force portfolio at December 31, 2012 and catastrophic reinsurance program at January 1, 2013, are net of reinsurance, after-tax and exclude most loss adjustment expenses, which historically have been less than 10% of loss estimates. The amounts for hurricanes reflect U.S. exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures. The hurricane loss amounts are based on the Company's catastrophe risk model estimates and include losses from the hurricane hazards of wind and storm surge. The amounts for earthquakes reflect U.S.

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

        Moreover, the Company is exposed to the risk of material losses from other than property and workers' compensation coverages arising out of hurricanes and earthquakes, and it is exposed to catastrophe losses from perils other than hurricanes and earthquakes, such as tornadoes and other windstorms, hail, wildfires, severe winter weather, floods, volcanic eruptions, tsunamis and acts of terrorism.

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

CHANGING CLIMATE CONDITIONS

        Severe weather events over the last several years have underscored the unpredictability of future climate trends and created uncertainty regarding insurers' exposures to financial loss as a result of catastrophes and other weather-related events. Some scientists believe that, in recent years, changing climate conditions have added to the unpredictability, frequency and severity of natural disasters. For example, in recent years hurricane activity has impacted areas further inland than previously experienced, thus expanding the Company's potential for losses from hurricanes. Additionally, both the frequency and severity of tornado and hail storms in the United States have been greater in recent years. Further, any reduction in arctic sea ice may contribute to rising sea levels that could impact flooding in coastal areas. Accordingly, if climate conditions are changing, the Company may be subject to increased losses from catastrophes and other weather-related events. Additionally, the Company's catastrophe models may be less reliable due to the increased unpredictability, frequency and severity of severe weather events.

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

        The Company holds collateral, including trust agreements, escrow funds and letters of credit, under certain reinsurance agreements. The Company has also entered into Master Security Agreements with certain reinsurers. These agreements define conditions that require the reinsurer to provide collateral. The specific conditions and the amounts and form of collateral to be provided by these agreements vary based on a number of factors including, but not limited to, the reinsurers' legal structure and trading history with the Company.

        The following table summarizes the composition of the Company's reinsurance recoverables:

(at December 31, in millions)	2012	2011
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$5,256	$6,255
Allowance for uncollectible reinsurance	(258)	(345)

Net reinsurance recoverables	4,998	5,910
Mandatory pools and associations	2,549	2,020
Structured settlements	3,165	3,225

Total reinsurance recoverables	$10,712	$11,155

        The $912 million decline in net reinsurance recoverables since December 31, 2011 primarily reflected the impact of cash collections, including commutation agreements, and the impact of net favorable prior year reserve development.

        The following table presents the Company's top five reinsurer groups by reinsurance recoverable at December 31, 2012 (in millions). Also included is the A.M. Best rating of each reinsurer group at February 19, 2013:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group's Predominant Reinsurer
Munich Re Group	$550	A+	second highest of 16 ratings
Swiss Re Group	517	A+	second highest of 16 ratings
Alleghany Group(1)	302	A	third highest of 16 ratings
XL Capital Group	266	A	third highest of 16 ratings
Berkshire Hathaway Group	258	A++	highest of 16 ratings

(1)
In 2012, Alleghany Corporation and Transatlantic Holdings, Inc. completed their merger. As a result, Transatlantic became an operating subsidiary of Alleghany.

        At December 31, 2012, the Company held $1.5 billion of collateral in the form of letters of credit, funds and trust agreements held to fully or partially collateralize certain reinsurance recoverables.

        For a discussion of a pending reinsurance dispute pertaining to a portion of the Company's reinsurance recoverable from the Munich Re Group in the foregoing table, see note 16 of notes to the consolidated financial statements.

        Also included in reinsurance recoverables are amounts related to structured settlements, which are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company's consolidated balance sheet as a liability and as a reinsurance recoverable, as the Company retains the contingent liability to the claimant. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments if and to the extent the purchased annuities are not covered by state guaranty associations. The following table presents the Company's top five groups by structured settlements at December 31, 2012 (in millions). Also included is the A.M. Best rating of the Company's predominant insurer from each insurer group at February 19, 2013:

Group	Structured Settlements	A.M. Best Rating of Group's Predominant Insurer
Fidelity & Guaranty Life Group	$981	B++	fifth highest of 16 ratings
MetLife Group	474	A+	second highest of 16 ratings
Genworth Financial Group	437	A	third highest of 16 ratings
Symetra Financial Group	256	A	third highest of 16 ratings
John Hancock Group	190	A+	second highest of 16 ratings

        Reinsurance companies and life insurance companies have been negatively impacted by turbulent economic conditions, significant catastrophe events and investment portfolio challenges in recent years. A number of such companies have been subjected to downgrades and/or negative outlook changes by various ratings agencies, including those with which the Company conducts business. The Company considers these factors in assessing the adequacy of its allowance for uncollectible amounts.

OUTLOOK

        The following discussion provides outlook information for certain key drivers of the Company's results of operations and capital position.

        Premiums.    The Company's earned premiums are a function of net written premium volume. Net written premiums comprise both renewal business and new business and are recognized as earned premium over the life of the underlying policies. When business renews, the amount of net written premiums associated with that business may increase or decrease (renewal premium change) as a result of increases or decreases in rate and/or insured exposures, which the Company considers as a measure of units of exposure (such as the number and value of vehicles or properties insured). Net written premiums from both renewal and new business, and therefore earned premiums, are impacted by competitive market conditions as well as general economic conditions, which, particularly in the case of the Business Insurance segment, affect audit premium adjustments, policy endorsements and mid-term cancellations. Net written premiums are also impacted by the structure of reinsurance programs and related costs.

        Given the possibility that more active weather patterns such as the Company experienced in a number of recent periods may continue, as well as the possibility that interest rates may remain low for some period of time, along with the current level of profitability in certain of its product lines, the Company has undertaken efforts to improve its underwriting margins. These efforts include seeking improved rates, as well as improved terms and conditions on many of its insurance products, and also include other initiatives, such as reducing operating expenses and acquisition costs. These efforts may not be successful and/or may result in lower retention and new business levels and therefore lower business volumes. In particular, in the Agency Automobile line of business, the Company has undertaken various actions to improve its underwriting margins, which have been negatively impacted by various factors. If these actions are not effective, the Company may need to explore other actions or initiatives to improve its competitive position and profitability in this line of business. Refer to "Part I—Item 1A—Risk Factors—The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability" in this report.

        Nonetheless, the Company currently expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong relative to historical experience. The Company also expects to continue to achieve price increases on renewal business during 2013 that generally exceed loss cost trends. In the Business Insurance segment, the Company expects that renewal premium changes during 2013 will be broadly consistent with the higher levels attained in the fourth quarter of 2012 and will be driven by both positive renewal rate changes and, subject to the economic uncertainties discussed below, growth in insured exposures. In the Financial, Professional & International Insurance segment, the Company expects that renewal premium changes will modestly improve during 2013 compared to the fourth quarter of 2012. With respect to construction surety, the Company expects written premium volume to be broadly consistent with the levels attained in 2012. In the Personal Insurance segment, the Company expects both Agency Automobile and Agency Homeowners and Other renewal premium changes during 2013 will decline slightly as compared to the fourth quarter of 2012, but are expected to remain positive and exceed underlying loss cost trends, assuming weather patterns consistent with the Company's expectations. Renewal premium changes for both Agency Automobile and Agency Homeowners and Other in 2013 are expected to be driven by both positive renewal rate changes (based on the Company's actions to file for rate increases) and, subject to the economic uncertainties discussed below, growth in insured exposures. The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

        The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business. Property and casualty insurance market conditions are expected to remain competitive during 2013 for new business, not only in Business Insurance and Financial, Professional & International Insurance, but especially in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as "comparative raters," has facilitated the process of generating multiple quotes, and thereby increasing price comparison on new business and, increasingly, on renewal business. In addition, the Company launched a new distribution channel in 2009 that markets personal insurance products directly to consumers, which is expected to continue to generate modest growth in premium volume for Personal Insurance during 2013.

        Current economic conditions have been somewhat volatile, and there is increased uncertainty as to whether the U.S. or the global economy will grow modestly, remain stagnant or enter a recession. Economic growth experienced in 2011 and 2012 may or may not continue, or may continue at a slower rate for an extended period of time. In addition, some economic conditions, such as the commercial and residential real estate environment and employment rates, may continue to be weak. Future actions or inactions of the United States government, including a failure to increase the government debt limit or a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets. Further, general uncertainty regarding the U.S. Federal budget and taxes has added to the uncertainty regarding economic conditions generally.

        If weak economic conditions persist or deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company's ability to write business at acceptable rates. Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could adversely impact net written premiums during 2013, and, since earned premiums lag net written premiums, earned premiums could be adversely impacted following 2013.

        Underwriting Gain/Loss.    The Company's underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

        Catastrophe and other weather-related losses are inherently unpredictable from period to period. The Company experienced significant catastrophe and other weather-related losses in a number of recent periods which adversely impacted its results of operations. The Company's results of operations would continue to be adversely impacted if significant catastrophe and other weather-related losses were to occur during 2013.

        For the last several years, the Company's results have included significant amounts of net favorable prior year reserve development, although at lower levels in some recent years, driven by better than expected loss experience in all of the Company's segments. The lower level of net favorable prior year reserve development in a number of recent periods may have been in part due to the Company's reserve estimation process incorporating those factors that led to the higher levels of net favorable prior year reserve development in previous years. If that trend continues, the better than expected loss experience may continue at these recent lower levels, or even lower levels. However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods. In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods of the current year.

        In Business Insurance, the Company expects that the anticipated impact of increases in renewal premium changes, partially offset by an expected modest increase in underlying losses, and assuming weather patterns consistent with the Company's expectations, will likely result in underlying underwriting margins during 2013 that are higher than in 2012. In Financial, Professional & International Insurance, the Company expects that the anticipated impact of lower underlying losses due to recent underwriting actions in the segment and increases in renewal premium changes in Bond & Financial Products will likely result in underlying underwriting margins during 2013 that are modestly higher than in 2012. In Personal Insurance, the Company anticipates underlying underwriting margins during 2013 that are broadly consistent with 2012. In Agency Automobile, the Company anticipates an improvement in underlying underwriting margins during 2013 due to the anticipated impact of continued positive renewal premium changes, partially offset by loss cost trends. In Agency Homeowners and Other, the Company anticipates a decline in underlying underwriting margins during 2013, reflecting a return to non-catastrophe weather-related loss levels consistent with the Company's expectations. Also in Personal Insurance, the Company's direct to consumer initiative, as discussed above, while intended to enhance the Company's long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

        Investment Portfolio.    The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The average effective duration of fixed maturities and short-term securities was 3.2 (3.4 excluding short-term securities) at December 31, 2012. In 2013, subject to market conditions, the Company plans to increase its short position in U.S. Treasury futures, which it uses to manage the duration of its fixed maturity portfolio. The Company continually evaluates its investment alternatives and mix. Currently, the majority of the Company's investments are comprised of a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

        The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities. These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

        Net investment income is a material contributor to the Company's results of operations. Interest rates remain at very low levels by historical standards. Based on the current interest rate environment, the Company estimates that the impact of lower reinvestment yields on the Company's fixed maturity portfolio could, in 2013, result in approximately $30 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding quarter of 2012. Given recent general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio for 2013 to be lower than in 2012. If general economic conditions and/or investment market conditions deteriorate in 2013, the Company could also experience a reduction in net investment income and/or significant realized investment losses, including impairments. For further discussion of the Company's investment portfolio, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio" in this report. For a discussion of the risks to the Company's business during or following a financial market disruption and risks to the Company's investment portfolio, see the risk factors entitled "During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected" and "Our investment portfolio may suffer reduced returns or material realized or unrealized losses" included in "Risk Factors" in Part I, Item 1A of this report.

        Capital Position.    The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders. In recent years, the Company has returned capital to its shareholders, comprising dividends to common shareholders and common share repurchases, in amounts that have exceeded its operating income. The Company now expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income. In addition, actual amounts of common share repurchases will also depend on a variety of additional factors, including corporate and regulatory requirements, maintaining capital levels commensurate with the Company's existing ratings from independent rating agencies, share price, funding of the Company's qualified pension plan, strategic initiatives and other market conditions. For information regarding the Company's common share repurchases in 2012, see "Liquidity and Capital Resources" in this report.

        The Company had a net after-tax unrealized investment gain of $2.98 billion in its fixed maturity investment portfolio at December 31, 2012. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders' equity, and a declining interest rate environment would have the opposite effects.

        Many of the statements in this "Outlook" section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company's control. Actual results could differ materially from those expressed or implied by such forward-looking statements. Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them. See "—Forward-Looking Statements." For a discussion of potential risks and uncertainties that could impact the Company's results of operations or financial position, see "Item 1A—Risk Factors" and "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates" in this report.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity is a measure of a company's ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed. The liquidity requirements of the Company have been met primarily by funds generated from premiums, fees, income received on investments and investment maturities. Cash provided from these sources is used primarily for claims and claim adjustment expense payments, operating expenses, debt servicing, taxes, shareholder dividends and, in recent years, for common share repurchases. The timing and amount of catastrophe claims are inherently unpredictable. Such claims increase liquidity requirements. The timing and amount of reinsurance recoveries may be affected by reinsurer solvency and reinsurance coverage disputes. Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. It is the opinion of the Company's management that the Company's future liquidity needs will be adequately met from all of the above sources.

        At December 31, 2012, total cash and short-term invested assets aggregating $2.03 billion and having a weighted average maturity of 76 days were held in the United States by the holding company. These assets are sufficient to meet the holding company's current liquidity requirements and are in excess of the Company's minimum target level, comprising the Company's estimated annual pretax interest expense and common shareholder dividends, and currently totaling approximately $1.1 billion. These liquidity requirements primarily include shareholder dividends, debt service and contributions to its qualified domestic pension plan from time to time.

        The holding company is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. U.S. income taxes have not been recognized on $755 million of the Company's foreign operations' undistributed earnings as of December 31, 2012, as such earnings are intended to be permanently reinvested in those operations. Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company. The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company's financial position or liquidity at December 31, 2012.

        The Company has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time. The Company also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in June 2013. This line of credit also supports the Company's $800 million commercial paper program, of which $100 million was outstanding at December 31, 2012. The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

        The Company currently utilizes uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $392 million to provide much of the capital needed to support its obligations at Lloyd's. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd's, which could include utilizing holding company funds on hand.

Operating Activities

        Net cash flows provided by operating activities were $3.23 billion, $2.17 billion and $3.05 billion in 2012, 2011 and 2010, respectively. Cash flows in 2012 primarily reflected a decrease in losses paid related to catastrophes, a lower level of paid losses related to asbestos claims and operations in runoff and a higher level of collected premiums, partially offset by an increase in paid losses related to non-catastrophe ongoing business (including the impact of increased loss costs). Cash flows in 2011 reflected an increase in losses paid related to catastrophes and ongoing business (including the impact of increased loss costs), a higher level of contributions to the Company's qualified domestic pension plan and lower receipts related to net investment income as compared with 2010. These factors were partially offset by a higher level of collected premiums, a lower level of paid operating expenses and a lower level of paid losses related to asbestos claims and operations in runoff. In the years ended December 31, 2012, 2011 and 2010, the Company contributed $217 million, $185 million and $35 million, respectively, to its qualified domestic pension plan.

Investing Activities

        Net cash flows used by investing activities in 2012 were $972 million, compared with net cash flows provided by investing activities of $1.15 billion and $2.11 billion in 2011 and 2010, respectively. The Company's consolidated total investments at December 31, 2012 increased by $1.14 billion from year-end 2011, driven by operating cash flows of $3.23 billion and a $362 million increase in net pretax unrealized appreciation of investments in 2012, partially offset by the impact of the Company's common share repurchases of $1.47 billion under its share repurchase authorization, common shareholder dividends of $694 million and debt repayments of $258 million.

        On December 5, 2012, the Company increased its ownership in J. Malucelli Participações em Seguros e Resseguros S.A, its Brazilian joint venture (JMalucelli), through the exercise of a pre-existing option. As a result, the Company increased its ownership to 49.5% of the venture. JMalucelli is currently the market leader in surety in Brazil based on market share. The Company's investment was funded with cash provided internally from an operating subsidiary of the Company.

        The Company's investment portfolio is managed to support its insurance operations; accordingly, the portfolio is positioned to meet obligations to policyholders. As such, the primary goals of the Company's asset-liability management process are to satisfy the insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows. Generally, the expected principal and interest payments produced by the Company's fixed maturity portfolio adequately fund the estimated runoff of the Company's insurance reserves. Although this is not an exact cash flow match in each period, the substantial amount by which the market value of the fixed maturity portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, contributes to the Company's ability to fund claim payments without having to sell illiquid assets or access credit facilities.

Financing Activities

        Net cash flows used in financing activities were $2.15 billion, $3.31 billion and $5.22 billion in 2012, 2011 and 2010, respectively. The totals in each year reflected common share repurchases, dividends to shareholders and the repayment of debt, partially offset by the proceeds from employee stock option exercises and, in 2010, the issuance of debt.

Debt Transactions.

        2012.    On May 29, 2012, the Company purchased and retired $8.5 million aggregate principal amount of its 6.25% fixed-to-floating rate junior subordinated debentures due March 15, 2067 in an open market transaction. The Company's $250 million, 5.375% senior notes matured on June 15, 2012 and were paid from existing holding company liquidity.

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

        The amount of debt obligations, other than commercial paper, that becomes due in 2013 is $500 million. In 2014, no debt obligations become due. In 2015, the amount of debt obligations, other than commercial paper, that comes due is $400 million. The Company may refinance maturing debt through funds generated internally or, depending on market conditions, through funds generated externally, including as a result of the issuance of debt or other securities.

        Dividends.    Dividends paid to shareholders were $694 million, $665 million and $673 million in 2012, 2011 and 2010, respectively. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Company's board of directors and will depend upon many factors, including the Company's financial position, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On January 22, 2013, the Company announced that it declared a regular quarterly dividend of $0.46 per share, payable March 29, 2013 to shareholders of record on March 8, 2013.

        Share Repurchases.    The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, catastrophe losses, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors. The following table summarizes repurchase activity in 2012 and remaining repurchase capacity at December 31, 2012.

Quarterly Period Ending (in millions, except per share amounts)	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2012	6.0	$350	$58.73	$3,259
June 30, 2012	5.6	350	$62.40	$2,909
September 30, 2012	5.4	350	$65.00	$2,559
December 31, 2012	5.4	400	$73.00	$2,159

Total	22.4	$1,450	$64.64	$2,159

        From the inception of the first authorization in May 2006 through December 31, 2012, the Company repurchased a cumulative total of 362.4 million shares for a total cost of $18.84 billion, or an average of $51.99 per share.

        In 2012, 2011 and 2010, the Company acquired 0.9 million, 1.4 million and 1.3 million shares, respectively, of common stock from employees as treasury stock primarily to cover payroll withholding taxes related to the vesting of restricted stock awards and exercises of stock options.

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

Capital Resources

        Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company's capital structure at December 31, 2012 and 2011.

(at December 31, in millions)	2012	2011
Debt:
Short-term	$600	$350
Long-term	5,761	6,269
Net unamortized fair value adjustments and debt issuance costs	(11)	(14)

Total debt	6,350	6,605

Shareholders' equity:
Common stock and retained earnings, less treasury stock	23,169	22,472
Accumulated other comprehensive income	2,236	2,005

Total shareholders' equity	25,405	24,477

Total capitalization	$31,755	$31,082

        Total capitalization at December 31, 2012 was $31.76 billion, $673 million higher than at December 31, 2011 primarily reflecting the impact of net income of $2.47 billion and an increase in net unrealized appreciation of investments, partially offset by common share repurchases under the Company's share repurchase authorization totaling $1.45 billion, shareholder dividends of $700 million and debt repayments of $258 million.

        The following table provides a reconciliation of total capitalization excluding net unrealized gains on investments to total capitalization presented in the foregoing table.

(at December 31, dollars in millions)	2012	2011
Total capitalization excluding net unrealized gains on investments	$28,652	$28,211
Net unrealized gain on investments, net of taxes	3,103	2,871

Total capitalization	$31,755	$31,082

Debt-to-total capital ratio	20.0%	21.3%

Debt-to-total capital ratio excluding net unrealized gains on investments	22.2%	23.4%

        The debt-to-total capital ratio excluding net unrealized gains on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes. Net unrealized gains and losses on investments can be significantly impacted by both discretionary and other economic factors and are not necessarily indicative of operating trends. Accordingly, in the opinion of the Company's management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company's financial leverage position. The Company's debt-to-total capital ratio of 22.2% at December 31, 2012 calculated on this basis was within the Company's target range of 15% to 25%.

        Line of Credit Agreement.    The Company is party to a three-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires in June 2013. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth (generally defined as shareholders' equity plus certain trust preferred and mandatorily convertible securities, reduced for goodwill and other intangible assets) of $14.35 billion. The Company must also maintain a ratio of total debt to the sum of total debt plus consolidated net worth of not greater than 0.40 to 1.00. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company's voting stock and certain changes in the composition of the Company's board of directors. At December 31, 2012, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from LIBOR plus 100 basis points to LIBOR plus 175 basis points depending on the Company's credit ratings. At December 31, 2012, that cost would have been LIBOR plus 125 basis points had there been any amounts outstanding under the credit agreement. This line of credit also supports the Company's commercial paper program.

        Shelf Registration.    The Company has filed with the Securities and Exchange Commission a universal shelf registration statement for the potential offering and sale of securities to replace the Company's previous registration statement that had expired in the normal course of business. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering.

        Share Repurchase Authorization.    At December 31, 2012, the Company had $2.16 billion of capacity remaining under its share repurchase authorization approved by the board of directors.

Contractual Obligations

        The following table summarizes, as of December 31, 2012, the Company's future payments under contractual obligations and estimated claims and claim-related payments. The table excludes short-term obligations and includes only liabilities at December 31, 2012 that are expected to be settled in cash.

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

        The contractual obligations related to debt, operating leases, purchase obligations, long-term unfunded investment commitments, estimated claims and claim-related payments (gross of the estimated reinsurance recoveries) and liabilities related to unrecognized tax benefits, at December 31, 2012 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt
Senior notes	$5,900	$500	$400	$850	$4,150
Junior subordinated debentures	361	—	—	—	361

Total debt principal	6,261	500	400	850	4,511
Interest	5,243	355	685	601	3,602

Total long-term debt obligations(1)	11,504	855	1,085	1,451	8,113

Operating leases(2)	666	164	259	154	89

Purchase obligations
Information systems administration and maintenance commitments(3)	146	59	50	37	—
Other purchase commitments(4)	99	76	18	3	2

Total purchase obligations	245	135	68	40	2

Long-term unfunded investment commitments(5)	1,270	268	370	428	204

Estimated claims and claim-related payments
Claims and claim adjustment expenses(6)	48,845	11,505	11,894	6,727	18,719
Claims from large deductible policies(7)	—	—	—	—	—
Loss-based assessments(8)	196	38	45	19	94
Reinsurance contracts accounted for as deposits(9)	1	1	—	—	—
Payout from ceded funds withheld(10)	221	28	59	30	104

Total estimated claims and claim-related payments	49,263	11,572	11,998	6,776	18,917

Liabilities related to unrecognized tax benefits(11)	657	657	—	—	—

Total	$63,605	$13,651	$13,780	$8,849	$27,325

(1)
The Company's $107 million remaining aggregate principal amount of 6.25% fixed-to-floating rate debentures bear interest at an annual rate of 6.25% from the date of issuance to, but excluding, March 15, 2017 and at a rate of three-month LIBOR plus 2.215% thereafter. The table above includes interest payments through the scheduled maturity date of March 15, 2037. Interest payments beginning March 15, 2017 through March 15, 2037 were calculated using the three-month LIBOR rate as of December 31, 2012.

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

(5)
Represents estimated timing for fulfilling unfunded commitments for private equity limited partnerships and real estate partnerships.

(6)
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

The estimated future cash inflows from the Company's reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Reinsurance recoverables	$7,247	$1,834	$1,468	$1,003	$2,942

The Company manages its business and evaluates its liabilities for claims and claim adjustment expense on a net of reinsurance basis. The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Claims and claim adjustment expenses, net	$41,598	$9,671	$10,426	$5,724	$15,777

For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2012.

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

(7)
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

The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables for workers' compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Contractholder payables/receivables	$4,806	$1,168	$1,306	$710	$1,622
(8)
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

(9)
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

(10)
The amounts in "Payout from ceded funds withheld" represent estimated payments for losses and return of funds held related to certain reinsurance arrangements whereby the Company holds a portion of the premium due to the reinsurer and is allowed to pay claims from the amounts held.

(11)
The Company's current liabilities related to unrecognized tax benefits from uncertain tax positions are $657 million. Offsetting these liabilities are deferred tax assets of $594 million associated with the temporary differences that would exist if these positions become realized.

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

Dividend Availability

        The Company's principal insurance subsidiaries are domiciled in the state of Connecticut. The insurance holding company laws of Connecticut applicable to the Company's subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer's capital and surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $2.05 billion is available by the end of 2013 for such dividends without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2013 and/or increase the amount of dividends from its insurance subsidiaries in 2013, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

        The holding company is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company's foreign operations are not material and are intended to be permanently reinvested in those operations.

        The holding company received $1.96 billion of dividends in 2012, all of which was received from its U.S. insurance subsidiaries.

Pension and Other Postretirement Benefit Plans

        The Company sponsors a qualified non-contributory defined benefit pension plan (the Qualified Plan), which covers substantially all U.S. domestic employees and provides benefits primarily under a cash balance formula. In addition, the Company sponsors: a nonqualified defined benefit pension plan which covers certain highly-compensated employees, pension plans for employees of its foreign subsidiaries, and a postretirement health and life insurance benefit plan for employees satisfying certain age and service requirements and for certain retirees.

        The Qualified Plan is subject to regulations under the Employee Retirement Income Act of 1974 as amended (ERISA), which requires plans to meet minimum standards of funding and requires such plans to subscribe to plan termination insurance through the Pension Benefit Guaranty Corporation (PBGC). The Company does not have a minimum funding requirement for the Qualified Plan for 2013 and does not anticipate having a minimum funding requirement in 2014. The Company has significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. The Company made discretionary contributions to the Qualified Plan of $217 million, $185 million, and $35 million in 2012, 2011 and 2010, respectively. In determining future contributions, the Company will consider the performance of the plan's investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and the Company's other capital requirements. The Company has not determined whether or not additional discretionary funding will be made in the current year or beyond. However, the Company currently believes, subject to actual plan performance and funded status at the time, that it may make discretionary pension contributions of approximately $75 million to $100 million annually over the next few years.

        The Qualified Plan assets are managed to maximize long-term total return. The Company's overall strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. For 2013, the Company plans to apply an expected long-term rate of return on plan assets of 7.50%, the same rate as in 2012. The rates of return reflect the Company's current expectations of long-term returns on the plan's invested assets, taking into account the current low level of long-term interest rates as well as the Federal Reserve's commentary in January 2013 regarding its expectation to maintain interest rates at their current low levels until the national unemployment rate drops to 6.5%. The Company's expected long-term rate of return on plan assets also contemplates a return to more normal levels of long-term interest rates in the future.

        For further discussion of the pension and other postretirement benefit plans, see note 14 of notes to the consolidated financial statements.

Risk-Based Capital

        The NAIC has Risk-Based Capital (RBC) requirements for property casualty companies to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2012, all of the Company's insurance subsidiaries had adjusted capital in excess of amounts requiring any company or regulatory action.

Off-Balance Sheet Arrangements

        The Company has entered into certain contingent obligations for guarantees related to the sale of business entities, certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications. See note 16 of notes to the Company's consolidated financial statements. The Company does not expect these arrangements will have a material effect on the Company's financial position, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES

        The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments.

Claims and Claim Adjustment Expense Reserves

        Gross claims and claim adjustment expense reserves by product line were as follows:

	2012			2011
(at December 31, in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,525	$9,109	$14,634	$5,571	$9,657	$15,228
Commercial property	992	638	1,630	1,025	643	1,668
Commercial multi-peril	2,018	1,723	3,741	2,153	1,792	3,945
Commercial automobile	2,343	1,241	3,584	2,388	1,121	3,509
Workers' compensation	9,684	7,589	17,273	9,649	7,348	16,997
Fidelity and surety	479	934	1,413	500	1,029	1,529
Personal automobile	1,980	722	2,702	2,038	736	2,774
Homeowners and personal—other	1,335	809	2,144	778	814	1,592
International and other	2,216	1,551	3,767	2,370	1,741	4,111

Property-casualty	26,572	24,316	50,888	26,472	24,881	51,353
Accident and health	34	—	34	39	—	39

Claims and claim adjustment expense reserves	$26,606	$24,316	$50,922	$26,511	$24,881	$51,392

        The $470 million decrease in gross claims and claim adjustment expense reserves since December 31, 2011 primarily reflected the impact of net favorable prior year reserve development and payments related to significant catastrophe losses incurred in 2011 as well as operations in runoff

(including asbestos and environmental claims), partially offset by the increase in loss cost trends and catastrophe losses incurred in 2012.

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

        A portion of the Company's gross claims and claim adjustment expense reserves (totaling $3.04 billion at December 31, 2012) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs' expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company's management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company's future operating results. See the preceding discussion of "Asbestos Claims and Litigation" and "Environmental Claims and Litigation."

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

        Most general liability policies are written on an occurrence basis. These policies are subject to substantial loss development over time as facts and circumstances change in the years following the policy issuance. The occurrence form, which accounts for much of the reserve development in asbestos and environmental exposures, is also used to provide coverage for construction general liability, including construction defect. Occurrence-based forms of insurance for general liability exposures require substantial projection of various trends, including future inflation, judicial interpretations and societal litigation trends (e.g., size of jury awards and propensity of individuals to pursue litigation), among others.

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

Actuarial methods for analyzing and estimating claims and claim adjustment expense reserves

        The principal estimation and analysis methods utilized by the Company's actuaries to evaluate management's existing estimates for prior accident periods are the paid development method, the case incurred development method, the Bornhuetter-Ferguson (BF) method, and average value analysis combined with the reported claim development method. The BF method is usually utilized for more recent accident periods, with a transition to other methods as the underlying claim data becomes more voluminous and therefore more credible. These are typically referred to as conventional actuarial methods. (See Glossary for an explanation of these methods).

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

        The results of such methodologies are subjected to various reasonability and diagnostic tests, including paid-to-incurred loss ratios, implied incurred-loss-to-earned-premium ratios and non-zero claim severity trends. An actual versus expected analysis is also performed comparing actual loss development to expected development embedded within management's best estimate. Additional analyses may be performed based on the results of these diagnostics, including the investigation of other actuarial methods.

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

Management's estimates

        At least once per quarter, certain members of Company management meet with the Company's actuaries to review the latest claims and claim adjustment expense reserve analyses. Based on these analyses, management determines whether its ultimate claim liability estimates should be changed. In doing so, it must evaluate whether the new data provided represents credible actionable information or an anomaly that will have no effect on estimated ultimate claim liability. For example, as described above, payments may have decreased in one geographic region due to fewer claim adjusters being available to process claims. The resulting claim payment patterns would be analyzed to determine whether or not the change in payment pattern represents a change in ultimate claim liability.

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

General Liability

        General liability is generally considered a long tail line, as it takes a relatively long period of time to finalize and settle claims from a given accident year. The speed of claim reporting and claim settlement is a function of the specific coverage provided, the jurisdiction and specific policy provisions such as self-insured retentions. There are numerous components underlying the general liability product line. Some of these have relatively moderate payment patterns (with most of the claims for a given accident year closed within five to seven years), while others can have extreme lags in both reporting and payment of claims (e.g., a reporting lag of a decade or more for "construction defect" claims).

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

        In addition, sizable or unique exposures are reviewed separately. These exposures include asbestos, environmental, other mass torts, construction defect and large unique accounts that would otherwise distort the analysis. These unique categories often require a very high degree of judgment and require reserve analyses that do not rely on conventional actuarial methods.

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

        The amount of reserve estimate uncertainty also varies significantly by component for the general liability product line. The components in this product line with the longest latency, longest reporting lags, largest potential dollars involved and greatest claim settlement complexity are asbestos and environmental. Components that include latency, reporting lag and/or complexity issues, but to a materially lesser extent than asbestos and environmental, include construction defect and other mass tort actions. Many components of general liability are not subject to material latency or claim complexity risks and hence have materially less uncertainty than the previously mentioned components. In general, policies providing coverage with shorter reporting lags, fewer parties involved in settlement negotiations, only one policy potentially triggered per claim, fewer potential settlement dollars, reasonably foreseeable (and stable) potential hazards/claims and no mass tort potential result in much less reserve estimate uncertainty than policies without those characteristics.

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

  •
  Changes in tort law

  •
  Shifts in lawsuit mix between federal and state courts

  •
  Changes in claim adjuster office structure (causing distortions in the data)

  •
  The potential impact of inflation on loss costs

  •
  Changes in settlement patterns

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

        Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -8% to 10% (averaging -1%) for the Company and from -5% to 6% (averaging -1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. Because the high end of the Company's range of historical adverse development comes from certain businesses that the Company has since exited, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. General liability reserves (excluding asbestos and environmental) represent approximately 24% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line, excluding estimated asbestos and environmental amounts, was -3% for 2012, -8% for 2011 and -5% for 2010. The 2012 change was primarily concentrated in excess coverages for accident years 2009 and prior and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected. Also contributing to the 2012 change was better than expected results for management liability business, primarily for the errors & omissions and fiduciary products for accident years 2007 and prior. The 2011 change was concentrated in excess coverages for accident years 2005-2008 and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected. The 2010 change was primarily concentrated in excess coverages for accident years 2006 and prior and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected.

Commercial Property

        Commercial property is generally considered a short tail line with a simpler and faster claim reporting and adjustment process than liability coverages, and less uncertainty in the reserve setting process (except for more complex business interruption claims). It is generally viewed as a moderate frequency, low to moderate severity line, except for catastrophes and coverage related to large properties. The claim reporting and settlement process for property coverage claim reserves is generally restricted to the insured and the insurer. Overall, the claim liabilities for this line create a low estimation risk, except possibly for catastrophes and business interruption claims.

        Commercial property reserves are typically analyzed in two components, one for catastrophic or other large single events, and another for all other events. Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required property reserves (beyond those included in the general discussion section) include:

Commercial property risk factors

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

Commercial property book of business risk factors

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -34% to -5% (averaging -18%) for the Company, and from -14% to 2% (averaging -9%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial property reserves represent approximately 3% of the Company's total claims and claim adjustment expense reserves.

        Since commercial property is considered a short tail coverage, the one year change for commercial property can be more volatile than that for the longer tail product lines. This is due to the fact that the majority of the reserve for commercial property relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to commercial property because of weather-related events which, notwithstanding 2010 and 2011 experience, tend to be concentrated in the second half of the year, and generally are not completely resolved until the following year. Reserve estimates associated with major catastrophes may take even longer to resolve. The reserve estimates for this product line are also potentially subject to material changes due to uncertainty in measuring ultimate losses for significant catastrophes such as the events of September 11, 2001, Hurricane Katrina and Storm Sandy.

        The Company's change in reserve estimate for this product line was -22% for 2012, -5% for 2011 and -25% for 2010. The 2012 change primarily reflected better than expected development for accident years 2009 through 2011, driven by favorable loss development related to catastrophe losses incurred in 2011, and by higher subrogation and salvage recoveries for accident years 2009 through 2011. The 2011 change primarily reflected better than expected development in the 2008 and 2009 accident years for certain large national property and ocean marine exposures. The 2010 change primarily occurred in the 2008 and 2009 accident years as a result of better than expected loss development in Industry-Focused Underwriting and Target Risk Underwriting.

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

        The reserving risk for this line is dominated by the liability coverage portion of this product, except occasionally in the event of catastrophic or large single losses. The reserving risk for this line differs from that of the general liability product line and the property product line due to the nature of the customer. Commercial multi-peril is generally sold to smaller-sized accounts, while the customer profile for general liability and commercial property includes larger customers.

        See "Commercial property risk factors" and "General liability risk factors," discussed above, with regard to reserving risk for commercial multi-peril.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -19% to 5% (averaging -6%) for the Company, and from -6% to 3%

(averaging -2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves (excluding asbestos and environmental reserves) represent approximately 7% of the Company's total claims and claim adjustment expense reserves.

        As discussed above, this line combines general liability and commercial property coverages and it has been impacted in the past by many of the same events as those two lines.

        The Company's change in reserve estimate for this product line was -1% for 2012, 5% for 2011 and 1% for 2010. The 2011 change reflected unfavorable loss development driven by late reporting of hail claims incurred in 2010.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -10% to 7% (averaging -3%) for the Company, and from -3% to 2% (averaging -1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 7% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was 7% for 2012, 5% for 2011 and -1% for 2010. The 2012 change reflected higher than expected severity in the bodily injury coverage primarily for accident years 2010 and 2011. The 2011 change reflected worse than expected severity for the 2009 and 2010 accident years.

Workers' Compensation

        Workers' compensation is generally considered a long tail coverage, as it takes a relatively long period of time to finalize claims from a given accident year. While certain payments such as initial medical treatment or temporary wage replacement for the injured worker are made quickly, some other payments are made over the course of several years, such as awards for permanent partial injuries. In addition, some payments can run as long as the injured worker's life, such as permanent disability benefits and on-going medical care. Despite the possibility of long payment tails, the reporting lags are generally short, settlements are generally not complex, and most of the liability can be considered high frequency with moderate severity. The largest reserve risk generally comes from the low frequency, high severity claims providing lifetime coverage for medical expense arising from a worker's injury, as such claims are subject to greater inflation risk. Overall, the claim liabilities for this line create a somewhat greater than moderate estimation risk.

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

  •
  Frequency of claim reopenings on claims previously closed

  •
  Mortality trends of injured workers with lifetime benefits and medical treatment

  •
  Degree of cost shifting between workers' compensation and health insurance, including Medicare

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -2% to 1% (averaging 0%) for the Company, and from -1% to 2% (averaging 0%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers'

(1)
These are administrative bodies that evaluate whether or not a given claim for workers' compensation benefits is valid. Their duties include the determination of whether a given injury arose out of the scope of employment or the determination of the degree of injury where disputes exist.

compensation reserves represent approximately 34% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was -2% in 2012, 0% in 2011 and -1% for 2010. The 2012 change was primarily driven by better than expected frequency and severity related to lifetime medical claims for accident years 2008 and prior.

Fidelity and Surety

        Fidelity is generally considered a short tail coverage. It takes a relatively short period of time to finalize and settle fidelity claims. The volatility of fidelity reserves is generally related to the type of business of the insured, the size and complexity of the insured's business operations, amount of policy limit and attachment point of coverage. The uncertainty surrounding reserves for small, commercial insureds is typically less than the uncertainty for large commercial or financial institutions. The high frequency, low severity nature of small commercial fidelity losses provides for stability in loss estimates, whereas the low frequency, high severity nature of losses for large insureds results in a wider range of ultimate loss outcomes. Actuarial techniques that rely on a stable pattern of loss development are generally not applicable to low frequency, high severity policies.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -11% to 138% (averaging 10%) for the Company, and from -13% to 24% (averaging 2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. Because the high end of the Company's range was due to acquired business in 2004, the Company believes that the industry's range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Fidelity and surety reserves represent approximately 3% of the Company's total claims and claim adjustment expense reserves.

        In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

        The Company's change in reserve estimate for this product line was -8% for 2012, -11% for 2011 and -6% for 2010. The 2012 change reflected better than expected results primarily for the contract surety line of business for accident years 2008 and prior. The 2011 change primarily reflected better than expected development for accident years 2008 and prior for the contract surety business. The 2010 change was driven by better than expected loss development due to lower than expected claim activity and loss severity, primarily for the contract surety business in this product line for the 2008 and prior accident years.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -9% to 3% (averaging -3%) for the Company, and from -4% to -1% (averaging -2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line.

Personal automobile reserves represent approximately 5% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was 2% for 2012, 3% for 2011 and 0% for 2010. The 2012 change was primarily driven by higher than expected bodily injury severity for accident year 2011. The 2011 change reflected worse than expected severity for the 2007-2010 accident years.

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

        Historically, the one-year change in the reserve estimate for this product line (excluding the umbrella line of business, which for statutory reporting purposes is included with the general liability line of business) over the last nine years has varied from -31% to 3% (averaging -11%) for the Company, and from -8% to -2% (averaging -5%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Homeowners and personal lines other reserves represent approximately 4% of the Company's total claims and claim adjustment expense reserves.

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

        The Company's change in reserve estimate for this product line (excluding the umbrella line of business) was -11% for 2012, -7% for 2011 and 2% for 2010. The 2012 change reflected better than expected loss development related to catastrophe losses incurred in 2011 and non-catastrophe losses incurred in accident years 2010 and 2011. The 2011 change reflected better than expected loss development related to catastrophe losses incurred in the first half of 2010. The 2010 change reflected unfavorable loss development in the 2009 accident year for the homeowners' line of business that was driven by higher than anticipated late-reported claims related to storms in 2009.

International and other

        International and other includes products written by the Company's international operations, as well as all other products not explicitly discussed above. The principal component of "other" claim reserves is assumed reinsurance written on an excess-of-loss basis, which may include reinsurance of non-U.S. exposures, and is runoff business.

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

        International and other reserves are generally analyzed by program/pool, country and general coverage category (e.g., U.S. Liability—excess of loss reinsurance, or General Liability—Municipalities—by country). The business is also generally split by direct versus assumed reinsurance for a given coverage/jurisdiction. Where the underlying insured hazard is outside the United States, the underlying coverages are generally similar to those described under the General Liability and Commercial Property discussion above, provided that reserves relating to insured hazards outside the United States are analyzed taking into account differences in the legal environment and differences in terms and conditions, including, for example and where applicable, that in some jurisdictions there are no aggregate policy limits on certain liability coverages. Where the underlying hazard is within the U.S., the coverage involved is typically that of General Liability and Commercial Property, but on an excess or excess-of-loss reinsurance basis. Excess exposure requires the insured to "prove" not only claims under the policy, but also the prior payment of claims reaching up to the excess policy's attachment point.

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

  •
  Changes in underwriting standards

  •
  Product mix (e.g., size of account, industries insured, jurisdiction mix)

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for International and other (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.2% increase (decrease) in claims and claim adjustment expense reserves. International and other reserves (excluding asbestos and environmental) represent approximately 7% of the Company's total claims and claim adjustment expense reserves.

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

Reinsurance Recoverables

        The following table summarizes the composition of the Company's reinsurance recoverables:

(at December 31, in millions)	2012	2011
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$5,256	$6,255
Allowance for uncollectible reinsurance	(258)	(345)

Net reinsurance recoverables	4,998	5,910
Mandatory pools and associations	2,549	2,020
Structured settlements	3,165	3,225

Total reinsurance recoverables	$10,712	$11,155

        The $912 million decline in net reinsurance recoverables since December 31, 2011 primarily reflected the impact of cash collections, including commutation agreements, and the impact of net favorable prior year reserve development.

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

        Some of the reinsurance agreements that the Company entered into as part of its catastrophe bond programs are dual trigger contracts. All of these contracts meet the requirements to be accounted for as reinsurance in accordance with guidance for accounting for reinsurance contracts. The Company's catastrophe bond programs are described in more detail in "Item 1—Business—Catastrophe Reinsurance."

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

        On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re (American Re), and three other reinsurers. By order dated October 22, 2010, the trial court corrected certain clerical errors and made certain clarifications to the August 17, 2010 order. On October 25, 2010, judgment was entered against American Re and the other three insurers, awarding USF&G $420 million, comprising $251 million ceded under the terms of the disputed reinsurance contract plus interest of 9% amounting to $169 million as of that date. The judgment, including the award of interest, was appealed by the reinsurers to the New York Supreme Court, Appellate Division, First Department. On January 24, 2012, the Appellate Division affirmed the judgment. On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of Appeals, and on March 12, 2012, the Appellate Division granted the reinsurers' motion. On February 7, 2013, the Court of Appeals issued an opinion that largely affirmed the summary judgment in USF&G's favor, while modifying in part the summary judgment with respect to two discrete issues and remanding the case to the trial court for determination of those issues. The Company believes it has a meritorious position on each of these issues and intends to pursue its claim vigorously. At December 31, 2012, the claim totaled $470 million, comprising $251 million of reinsurance recoverable plus interest which had grown to $219 million as of that date. Interest will continue to accrue at 9% until the claim is paid. The $251 million of reinsurance recoverable owed to USF&G under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company's consolidated balance sheet. The interest that would be owed as part of any judgment ultimately entered in favor of USF&G is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company's consolidated financial statements.

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

        The Company also holds certain fixed maturity investments which are not priced by the pricing service and, accordingly, estimates the fair value of such fixed maturities using an internal matrix that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are the BofA Merrill Lynch U.S. Corporate Index and the BofA Merrill Lynch BB U.S. High Yield Index. The Company includes the fair value estimates of these corporate bonds in Level 2, since all significant inputs are market observable.

        While the vast majority of the Company's municipal bonds and corporate bonds are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and, accordingly, estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3. The fair value of the fixed maturities for which the Company used an internal pricing matrix was $102 million and $88 million at December 31, 2012 and 2011, respectively. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing. For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker). The fair value of the fixed maturities for which the Company received a broker quote was $128 million and $162 million at December 31, 2012 and 2011, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

Other-Than-Temporary Impairments of Fixed Maturities and Equity Securities

        For fixed maturity investments that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses). The impairment related to all other factors is reported in other comprehensive income.

        For equity securities (including public common and non-redeemable preferred stock) and for fixed maturity investments the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery in value, the full amount of the impairment is included in net realized investment gains (losses).

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

 OTHER UNCERTAINTIES

        For a discussion of other risks and uncertainties that could impact the Company's results of operations or financial position, see note 16 of notes to the Company's consolidated financial statements and "Item 1A—Risk Factors."

FUTURE APPLICATION OF ACCOUNTING STANDARDS

        See note 1 of notes to the Company's consolidated financial statements for a discussion of recently issued accounting standards updates.

        The Company is currently required to prepare its financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as promulgated by the Financial Accounting Standards Board (FASB). During the last several years, the Securities and Exchange Commission (SEC) has been evaluating whether, when and how International Financial Reporting Standards (IFRS) should be incorporated into the U.S. financial reporting system. Before making a decision, the SEC set forth a work plan to evaluate the remaining differences between GAAP and IFRS, determine whether IFRS represented high quality standards, consider how the International Accounting Standards Board is funded and its governance structure, and examine the variations in the way IFRS was applied by various foreign companies that file financial statements with the SEC. In July 2012, the SEC staff issued a final report on the SEC work plan which concluded that IFRS provide high quality accounting standards, but also indicated concerns with funding, consistency of application and enforcement of IFRS globally. The report did not give a recommendation to the SEC on whether, when and how IFRS should be incorporated into the U.S. financial reporting system. Additionally, the SEC has not indicated a timeline for further consideration of incorporating IFRS.

        The International Accounting Standards Board (IASB) and the FASB are in the process of developing a global insurance standard that may involve methodologies for valuing insurance contract liabilities that may be significantly different from the methodologies required by current GAAP. In June 2012, the FASB issued a statement that indicated that based on the nature and totality of differences between the FASB's and IASB's views, it is not likely that the two boards will achieve convergence on this project. The FASB further noted that the FASB and IASB have very different perspectives on the project, given that the U.S. has existing guidance on insurance contracts whereas there is currently no comprehensive IFRS insurance standard for insurance contracts. As a result of this, it is currently unclear what changes, if any, may be made to the accounting for insurance contracts under GAAP as a result of this project.

        The FASB and the IASB also continue to complete three remaining projects intended to bring convergence between GAAP and IFRS for revenue recognition, accounting for financial instruments and leasing. These projects are expected to be completed by the end of 2013. The Company is not able to predict whether it will choose to, or be required to, adopt IFRS or how the adoption of IFRS (or the convergence of GAAP and IFRS, including the joint project for valuing insurance contract liabilities) may impact the Company's financial statements in the future.

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

  •
  its results of operations and financial condition (including, among other things, premium volume, premium rates, net and operating income, investment income and performance, loss costs, return on equity, and expected current returns and combined ratios);

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of December 31, 2012. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

        The carrying value of the Company's investment portfolio at December 31, 2012 and 2011 was $73.84 billion and $72.70 billion, respectively, of which 89% and 88% was invested in fixed maturity securities, respectively. At both December 31, 2012 and 2011, approximately 6.2% of the Company's invested assets were denominated in foreign currencies. The Company's exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.

        The primary market risks to the investment portfolio are interest rate risk and credit risk associated with investments in fixed maturity securities. The portfolio duration relative to the liabilities' duration is primarily managed through cash market transactions and treasury futures transactions. For additional information regarding the Company's investments, see notes 3 and 4 of notes to the Company's consolidated financial statements as well as the "Investment Portfolio" and "Outlook" sections of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        The Company's foreign exchange market risk exposure is concentrated in the Company's invested assets, insurance reserves and shareholders' equity denominated in foreign currencies. Cash flows from the Company's foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the British Pound Sterling comprised approximately 2.4% of the total invested assets at both December 31, 2012 and 2011. Invested assets denominated in the Canadian dollar comprised approximately 2.3% and 2.4% of the total invested assets at December 31, 2012 and 2011, respectively. Invested assets denominated in other currencies at December 31, 2012 and 2011 were not material.

        There were no other significant changes in the Company's primary market risk exposures or in how those exposures were managed for the year ended December 31, 2012 compared to the year ended December 31, 2011. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

        For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value weighted basis, including accrued interest, using holdings as of December 31, 2012 and 2011.

        For debt, the change in fair value is determined by calculating hypothetical December 31, 2012 and 2011 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

        The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $1.64 billion and $1.79 billion based on a 100 basis point increase in interest rates at December 31, 2012 and 2011, respectively.

        The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.

Foreign Currency Exchange Rate Risk

        The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company's analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $459 million and $452 million at December 31, 2012 and 2011, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Companies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Travelers Companies, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP KPMG LLP

New York, New York
February 19, 2013

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

For the year ended December 31,	2012	2011	2010
Revenues
Premiums	$22,357	$22,090	$21,432
Net investment income	2,889	2,879	3,059
Fee income	323	296	287
Net realized investment gains(1)	51	55	264
Other revenues	120	126	70

Total revenues	25,740	25,446	25,112

Claims and expenses
Claims and claim adjustment expenses	14,676	16,276	13,210
Amortization of deferred acquisition costs	3,910	3,876	3,802
General and administrative expenses	3,610	3,556	3,406
Interest expense	378	386	388

Total claims and expenses	22,574	24,094	20,806

Income before income taxes	3,166	1,352	4,306
Income tax expense (benefit)	693	(74)	1,090

Net income	$2,473	$1,426	$3,216

Net income per share
Basic	$6.35	$3.40	$6.69

Diluted	$6.30	$3.36	$6.62

Weighted average number of common shares outstanding
Basic	386.2	415.8	476.5

Diluted	389.8	420.5	482.5

(1)
Total other-than-temporary impairment (OTTI) gains were $27 million, $30 million and $7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Of total OTTI, credit losses of $(15) million, $(25) million and $(26) million for the years ended December 31, 2012, 2011 and 2010, respectively, were recognized in net realized investment gains. In addition, unrealized gains from other changes in total OTTI of $42 million, $55 million and $33 million for the years ended December 31, 2012, 2011 and 2010, respectively, were recognized in other comprehensive income as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions)

For the year ended December 31,	2012	2011	2010
Net income	$2,473	$1,426	$3,216

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	281	1,570	(118)
Having credit losses recognized in the consolidated statement of income	81	4	123
Net changes in benefit plan assets and obligations	(69)	(307)	39
Net changes in unrealized foreign currency translation and other changes	43	(90)	12

Other comprehensive income before income taxes	336	1,177	56
Income tax expense	105	427	20

Other comprehensive income, net of taxes	231	750	36

Comprehensive income	$2,704	$2,176	$3,252

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

At December 31,	2012	2011
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,829 and $59,994)	$65,393	$64,232
Equity securities, available for sale, at fair value (cost $462 and $414)	645	559
Real estate investments	883	865
Short-term securities	3,483	3,594
Other investments	3,434	3,451

Total investments	73,838	72,701

Cash	330	214
Investment income accrued	752	768
Premiums receivable	5,872	5,730
Reinsurance recoverables	10,712	11,155
Ceded unearned premiums	856	828
Deferred acquisition costs	1,792	1,786
Deferred taxes	—	7
Contractholder receivables	4,806	5,186
Goodwill	3,365	3,365
Other intangible assets	381	433
Other assets	2,234	2,402

Total assets	$104,938	$104,575

Liabilities
Claims and claim adjustment expense reserves	$50,922	$51,392
Unearned premium reserves	11,241	11,102
Contractholder payables	4,806	5,186
Payables for reinsurance premiums	346	389
Deferred taxes	338	—
Debt	6,350	6,605
Other liabilities	5,530	5,424

Total liabilities	79,533	80,098

Shareholders' equity
Common stock (1,750.0 shares authorized; 377.4 and 392.8 shares issued and outstanding)	21,161	20,732
Retained earnings	21,352	19,579
Accumulated other comprehensive income	2,236	2,005
Treasury stock, at cost (372.3 and 349.0 shares)	(19,344)	(17,839)

Total shareholders' equity	25,405	24,477

Total liabilities and shareholders' equity	$104,938	$104,575

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in millions)

For the year ended December 31,	2012	2011	2010
Convertible preferred stock—savings plan
Balance, beginning of year	$—	$68	$79
Redemptions	—	(5)	(11)
Conversion to common stock	—	(63)	—

Balance, end of year	—	—	68

Common stock
Balance, beginning of year	20,732	20,162	19,593
Employee share-based compensation	261	328	420
Common shares issued—conversion of preferred stock	—	93	—
Compensation amortization under share-based plans and other changes	168	149	149

Balance, end of year	21,161	20,732	20,162

Retained earnings
Balance, beginning of year	19,579	18,847	16,315
Net income	2,473	1,426	3,216
Dividends	(700)	(669)	(677)
Premium on preferred stock converted to common stock	—	(30)	—
Other	—	5	(7)

Balance, end of year	21,352	19,579	18,847

Accumulated other comprehensive income, net of tax
Balance, beginning of year	2,005	1,255	1,219
Other comprehensive income	231	750	36

Balance, end of year	2,236	2,005	1,255

Treasury stock (at cost)
Balance, beginning of year	(17,839)	(14,857)	(9,791)
Treasury stock acquired—share repurchase authorization	(1,450)	(2,900)	(5,000)
Net shares acquired related to employee share-based compensation plans	(55)	(82)	(66)

Balance, end of year	(19,344)	(17,839)	(14,857)

Total common shareholders' equity	25,405	24,477	25,407

Total shareholders' equity	$25,405	$24,477	$25,475

Common shares outstanding
Balance, beginning of year	392.8	434.6	520.3
Treasury stock acquired—share repurchase authorization	(22.4)	(51.0)	(95.7)
Net shares issued under employee share-based compensation plans	7.0	7.7	10.0
Common shares issued—conversion of preferred stock	—	1.5	—

Balance, end of year	377.4	392.8	434.6

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

For the year ended December 31,	2012	2011	2010
Cash flows from operating activities
Net income	$2,473	$1,426	$3,216
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(51)	(55)	(264)
Depreciation and amortization	827	802	812
Deferred federal income tax expense	223	63	178
Amortization of deferred acquisition costs	3,910	3,876	3,802
Equity in income from other investments	(342)	(281)	(283)
Premiums receivable	(138)	(237)	(29)
Reinsurance recoverables	453	809	1,303
Deferred acquisition costs	(3,914)	(3,881)	(3,826)
Claims and claim adjustment expense reserves	(540)	(154)	(1,971)
Unearned premium reserves	123	188	63
Other	206	(387)	53

Net cash provided by operating activities	3,230	2,169	3,054

Cash flows from investing activities
Proceeds from maturities of fixed maturities	8,369	7,404	5,896
Proceeds from sales of investments:
Fixed maturities	1,087	1,161	3,713
Equity securities	37	135	201
Real estate investments	53	1	10
Other investments	835	594	717
Purchases of investments:
Fixed maturities	(10,447)	(8,704)	(6,785)
Equity securities	(48)	(131)	(61)
Real estate investments	(95)	(66)	(21)
Other investments	(534)	(889)	(514)
Net sales (purchases) of short-term securities	117	2,018	(699)
Securities transactions in course of settlement	(23)	—	(30)
Other	(323)	(371)	(318)

Net cash provided by (used in) investing activities	(972)	1,152	2,109

Cash flows from financing activities
Payment of debt	(258)	(8)	(1,160)
Issuance of debt	—	—	1,234
Dividends paid to shareholders	(694)	(665)	(673)
Issuance of common stock—employee share options	295	314	408
Treasury stock acquired—share repurchase authorization	(1,474)	(2,919)	(4,998)
Treasury stock acquired—net employee share-based compensation	(53)	(46)	(40)
Excess tax benefits from share-based payment arrangements	38	18	8

Net cash used in financing activities	(2,146)	(3,306)	(5,221)

Effect of exchange rate changes on cash	4	(1)	3

Net increase (decrease) in cash	116	14	(55)
Cash at beginning of year	214	200	255

Cash at end of year	$330	$214	$200

Supplemental disclosure of cash flow information
Income taxes paid	$188	$218	$784
Interest paid	$375	$382	$397

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 2011 and 2010 financial statements to conform to the 2012 presentation. All material intercompany transactions and balances have been eliminated.

Adoption of Accounting Standards Updates

Testing Indefinite-Lived Intangible Assets for Impairment

        In July 2012, the Financial Accounting Standards Board (FASB) issued updated guidance regarding the impairment test applicable to indefinite-lived intangible assets that is similar to the impairment guidance applicable to goodwill. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact the fair value of the indefinite-lived intangible asset and lead to the determination that it is more likely than not that the fair value of the asset is less than its carrying value. If an entity determines that it is more likely than not that the fair value of the intangible asset is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the estimated fair value of the indefinite-lived intangible asset. If the carrying value of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess.

        The updated guidance is effective for the quarter ending March 31, 2013, but early adoption was permitted. The Company adopted the updated guidance effective December 31, 2012, and such adoption did not have any effect on the Company's results of operations, financial position or liquidity.

Testing of Goodwill

        In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied. Under the updated guidance, an entity may assess qualitative factors (such as changes in management, key personnel, strategy, key technology or customers) that may impact a reporting unit's fair value and lead to the determination that it is more likely than not that the reporting unit's fair value is less than its carrying value, including goodwill. If an entity determines that it is more likely than not that a reporting unit's fair value is less than its carrying value, an impairment test must be performed. The impairment test requires an entity to calculate the implied fair value of the reporting unit's goodwill in the same manner that goodwill is measured in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

        The updated guidance was effective for the quarter ending March 31, 2012. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

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

        The updated guidance was effective for the quarter ended March 31, 2012 and was applied retrospectively. The Company's adoption of this guidance resulted in a change in the presentation of the Company's consolidated financial statements but did not have any effect on the Company's results of operations, financial position or liquidity.

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

        In October 2010, the FASB issued updated guidance to address diversity in practice for accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs.

        The updated guidance was effective for the quarter ended March 31, 2012. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

Accounting Standard Not Yet Adopted

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

        In February 2013, the FASB issued updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement of income or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The updated guidance will not have any effect on the Company's results of operations, financial position or liquidity.

Accounting Policies

Investments

Fixed Maturity and Equity Securities

        Fixed maturities include bonds, notes and redeemable preferred stocks. Fixed maturities, including instruments subject to securities lending agreements, are classified as available for sale and are reported at fair value, with unrealized investment gains and losses, net of income taxes, charged or credited directly to other comprehensive income. Equity securities, which include public common and non-redeemable preferred stocks, are classified as available for sale with changes in fair value, net of income taxes, charged or credited directly to other comprehensive income.

Real Estate Investments

        The Company's real estate investments include warehouses, office buildings and other commercial land and properties that are directly owned. Real estate is recorded on the purchase date at the purchase price, which generally represents fair value, and is supported by internal analysis or external appraisals that use discounted cash flow analyses and other acceptable valuation techniques. Real estate held for investment purposes is subsequently carried at cost less accumulated depreciation. Buildings are depreciated on a straight-line basis over the shorter of the expected useful life of the building or 39 years. Real estate held for sale is carried at lower of cost or fair value, less estimated costs to sell.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other

        Also included in other investments are non-public common and preferred equities, mortgage loans, trading securities and derivatives. Non-public common and preferred equities are reported at fair value with changes in fair value, net of income taxes, charged or credited directly to other comprehensive income. Mortgage loans are carried at amortized cost. Trading securities are marked to market with the change in fair value recognized in net investment income during the current period. The Company's derivative financial instruments are carried at fair value, with the changes in fair value reflected in the consolidated statement of income in net realized investment gains (losses). For a further discussion of the derivatives used by the Company, see note 3.

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

Other-Than-Temporary Impairments of Fixed Maturities and Equity Securities

        For fixed maturity investments that the Company does not intend to sell or for which it is more likely than not that the Company would not be required to sell before an anticipated recovery in value, the Company separates the credit loss component of the impairment from the amount related to all other factors and reports the credit loss component in net realized investment gains (losses). The impairment related to all other factors is reported in other comprehensive income.

        For equity securities (including public common and non-redeemable preferred stock) and for fixed maturity investments the Company intends to sell or for which it is more likely than not that the Company will be required to sell before an anticipated recovery in value, the full amount of the impairment is included in net realized investment gains (losses).

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

Determination of Credit Loss—Fixed Maturities

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

        For structured fixed maturity securities (primarily residential and commercial mortgage-backed securities and asset-backed securities), the Company estimates the present value of the security by projecting future cash flows of the assets underlying the securitization, allocating the flows to the various tranches based on the structure of the securitization, and determining the present value of the cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows). The Company incorporates levels of delinquencies, defaults and severities as well as credit attributes of the remaining assets in the securitization, along with other economic data, to arrive at its best estimate of the parameters applied to the assets underlying the securitization. In order to project cash flows, the following assumptions are applied to the assets underlying the securitization: (1) voluntary prepayment rates, (2) default rates and (3) loss severity. The key assumptions made for the Prime, Alt-A and first-lien Sub-Prime mortgage-backed securities at December 31, 2012 were as follows:

(at December 31, 2012)	Prime	Alt-A	Sub-Prime
Voluntary prepayment rates	2% - 35%	0% - 16%	1% - 10%
Percentage of remaining pool liquidated due to defaults	2% - 63%	13% - 70%	24% - 80%
Loss severity	25% - 65%	40% - 73%	65% - 92%

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

Deferred Acquisition Costs

        Incremental direct costs of acquired new and renewal insurance contracts, consisting of commissions and premium-related taxes, are capitalized and charged to expense pro rata over the contract periods in which the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income and, if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. All other acquisition expenses are charged to operations as incurred.

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

        The Company uses a discounted cash flow model to estimate the fair value of its reporting units. The discounted cash flow model is an income approach to valuation that is based on a detailed cash flow analysis for deriving a current fair value of reporting units and is representative of the Company's reporting units' current and expected future financial performance. The discount rate assumptions reflected the Company's assessment of the risks inherent in the projected future cash flows and the Company's weighted-average cost of capital, and were compared against available market data for reasonableness.

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

        As a result of the reviews performed for the years ended December 31, 2012, 2011 and 2010, the Company determined that the estimated fair value significantly exceeded the respective carrying value of its reporting units for those years and that goodwill was not impaired. The Company also determined during its reviews for each year that its other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.

Claims and Claim Adjustment Expense Reserves

        Claims and claim adjustment expense reserves represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for most long-term disability and annuity claim payments, primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, were discounted using a rate of 5% at both December 31, 2012 and 2011. These discounted reserves totaled $2.01 billion and $2.20 billion at December 31, 2012 and 2011, respectively.

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

Other Liabilities

        Included in other liabilities in the consolidated balance sheet is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2012 and 2011, the Company had a liability of $297 million and $293 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $15 million and $19 million, respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers' compensation claimants and the recoveries are expected to occur over the same period of time.

        Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers' compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 2% of total net written premiums for the year ended December 31, 2012, and approximately 1% of total net written premiums for each of the years ended December 31, 2011

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and 2010, respectively. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. The liability accrued for policyholder dividends totaled $59 million and $54 million at December 31, 2012 and 2011, respectively.

Treasury Stock

        The cost of common stock repurchased by the Company is reported as treasury stock and represents authorized and unissued shares of the Company under the Minnesota Business Corporation Act.

Statutory Accounting Practices

        The Company's U.S. insurance subsidiaries, domiciled principally in the state of Connecticut, prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. Permitted statutory accounting practices include practices not prescribed by the domiciliary state, but allowed by the domiciliary state regulatory authority. The impact of any permitted accounting practices on policyholders' surplus of the Company is not material.

        The Company's non-U.S. insurance subsidiaries file financial statements prepared in accordance with the regulatory reporting requirements of their respective local jurisdiction.

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

Foreign Currency Translation

        The Company assigns functional currencies to its foreign operations, which are generally the currencies of the local operating environment. Foreign currency amounts are remeasured to the functional currency, and the resulting foreign exchange gains or losses are reflected in earnings. Functional currency amounts are then translated into U.S. dollars. The foreign currency remeasurement and translation are calculated using current exchange rates for items reported in the balance sheets and average exchange rates for items recorded in earnings. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of other comprehensive income.

Share-Based Compensation

        The Company has an employee stock incentive compensation plan that permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock, stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company's common stock.

        Compensation cost is measured based on the grant-date fair value of an award, utilizing the assumptions discussed in note 13. Compensation cost is recognized for financial reporting purposes over the period in which the employee is required to provide service in exchange for the award (generally the vesting period). In connection with certain share-based awards, participants are entitled to receive dividends during the vesting period, either in cash or dividend equivalent shares, commensurate with the dividends paid to common shareholders. Dividends and dividend equivalent shares on awards that are expected to vest are recorded in retained earnings. Dividends paid on awards that are not expected to vest as part of the Company's forfeiture estimate are recorded as compensation expense.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The specific business segments are as follows:

Business Insurance

        The Business Insurance segment offers a broad array of property and casualty insurance and insurance-related services to its clients primarily in the United States. Business Insurance is organized into the following six groups, which collectively comprise Business Insurance Core operations:

  •
  Select Accounts provides small businesses with property and casualty products, including commercial multi-peril, commercial property, general liability, commercial auto and workers' compensation insurance.

  •
  Commercial Accounts provides mid-sized businesses with property and casualty products, including commercial multi-peril, commercial property, general liability, commercial auto and workers' compensation insurance.

  •
  National Accounts provides large companies with casualty products and services, including workers' compensation, general liability and automobile liability, generally utilizing loss-sensitive products, on both a bundled and unbundled basis. National Accounts also includes the Company's commercial residual market business, which primarily offers workers' compensation products and services to the involuntary market.

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

  •
  Technology serves small to large companies involved in telecommunications, information technology, medical technology and electronics manufacturing, offering a comprehensive portfolio of products and services. Products offered include commercial property, commercial auto, general liability, workers' compensation, umbrella, internet liability, technology errors and omissions coverages and global companion products.

  •
  Public Sector Services provides insurance products and services to public entities including municipalities, counties, Indian Nation gaming organizations and selected special government districts such as water and sewer utilities. The policies written by this unit typically cover commercial property, commercial auto, general liability, professional liability and workers' compensation exposures.

  •
  Oil & Gas provides specialized property and liability products and services for customers involved in the exploration and production of oil and natural gas, including operators and drilling contractors, as well as various service and supply companies and manufacturers that support upstream operations. The policies written by this business group cover risks including physical damage, liability, business interruption and workers' compensation.

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

  •
  Global Partner Services provides insurance to foreign organizations with property and liability exposures located in the United States (reverse-flow), as part of a global program.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Business Insurance also includes the Special Liability Group (which manages the Company's asbestos and environmental liabilities) and the assumed reinsurance and certain other runoff operations, which collectively are referred to as Business Insurance Other.

Financial, Professional & International Insurance

        The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which primarily use credit-based underwriting processes, as well as property and casualty products that are primarily marketed on a domestic basis in the United Kingdom, Canada and the Republic of Ireland, and on an international basis through Lloyd's. The segment includes the following groups:

  •
  Bond & Financial Products provides a wide range of customers with bond and insurance products and risk management services. The range of coverages includes performance, payment and commercial surety and fidelity bonds for construction and general commercial enterprises; management liability coverages for losses caused by the actual or alleged negligence or misconduct of directors and officers or employee dishonesty; employment practices liability coverages and fiduciary coverages for public corporations, private companies and not-for-profit organizations; professional liability coverage for actual or alleged errors and omissions committed in the course of professional conduct or practice for a variety of professionals including, among others, lawyers, design professionals and real estate agents; and professional and management liability, property, workers' compensation, auto and general liability and fidelity insurance for financial institutions.

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

        In addition, the Company owns 49.5% of the common stock of J. Malucelli Participações em Seguros e Resseguros S.A. (JMalucelli), its joint venture in Brazil. JMalucelli is currently the market leader in surety in Brazil based on market share, and commenced writing other property and casualty insurance business in 2012. The Company's investment in JMalucelli is accounted for using the equity method and is included in "other investments" on the consolidated balance sheet.

Personal Insurance

        The Personal Insurance segment writes a broad range of property and casualty insurance covering individuals' personal risks. The primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.

        Automobile policies provide coverage for liability to others for both bodily injury and property damage, uninsured motorist protection, and for physical damage to an insured's own vehicle from collision, fire, flood, hail and theft. In addition, many states require policies to provide first-party personal injury protection, frequently referred to as no-fault coverage.

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

2. SEGMENT INFORMATION

        The accounting policies used to prepare the segment reporting data for the Company's three reportable business segments are the same as those described in the Summary of Significant Accounting Policies in note 1.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        The following tables summarize the components of the Company's revenues, operating income (loss) and total assets by reportable business segments:

(for the year ended December 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2012
Premiums	$11,691	$3,045	$7,621	$22,357
Net investment income	2,090	395	404	2,889
Fee income	322	1	—	323
Other revenues	40	26	66	132

Total operating revenues(1)	$14,143	$3,467	$8,091	$25,701

Amortization and depreciation	$2,393	$731	$1,602	$4,726
Income tax expense	539	255	32	826
Operating income(1)	1,843	642	217	2,702
2011
Premiums	$11,327	$3,174	$7,589	$22,090
Net investment income	2,041	414	424	2,879
Fee income	295	1	—	296
Other revenues	31	26	70	127

Total operating revenues(1)	$13,694	$3,615	$8,083	$25,392

Amortization and depreciation	$2,313	$740	$1,615	$4,668
Income tax expense (benefit)	134	230	(293)	71
Operating income (loss)(1)	1,354	647	(332)	1,669
2010
Premiums	$10,766	$3,317	$7,349	$21,432
Net investment income	2,156	439	464	3,059
Fee income	285	2	—	287
Other revenues	28	27	75	130

Total operating revenues(1)	$13,235	$3,785	$7,888	$24,908

Amortization and depreciation	$2,253	$754	$1,601	$4,608
Income tax expense	777	245	134	1,156
Operating income(1)	2,301	620	440	3,361

(1)
Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income (loss) for reportable business segments equals net income (loss) excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2012	2011	2010
Business Insurance:
Select Accounts	$2,775	$2,784	$2,718
Commercial Accounts	3,101	2,890	2,576
National Accounts	907	782	806
Industry-Focused Underwriting	2,554	2,407	2,299
Target Risk Underwriting	1,666	1,587	1,573
Specialized Distribution	870	880	872

Total Business Insurance Core	11,873	11,330	10,844
Business Insurance Other	(1)	10	13

Total Business Insurance	11,872	11,340	10,857

Financial, Professional & International Insurance:
Bond & Financial Products	1,924	1,953	1,981
International	1,057	1,149	1,230

Total Financial, Professional & International Insurance	2,981	3,102	3,211

Personal Insurance:
Automobile	3,642	3,788	3,772
Homeowners and Other	3,952	3,957	3,795

Total Personal Insurance	7,594	7,745	7,567

Total consolidated net written premiums	$22,447	$22,187	$21,635

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

Business Segment Reconciliations

(for the year ended December 31, in millions)	2012	2011	2010
Revenue reconciliation
Earned premiums
Business Insurance:
Workers' compensation	$3,222	$2,899	$2,489
Commercial automobile	1,943	1,940	1,912
Commercial property	1,621	1,607	1,669
General liability	1,757	1,738	1,739
Commercial multi-peril	3,113	3,126	2,958
Other	35	17	(1)

Total Business Insurance	11,691	11,327	10,766

Financial, Professional & International Insurance:
Fidelity and surety	939	970	1,020
General liability	850	832	866
International	1,088	1,218	1,276
Other	168	154	155

Total Financial, Professional & International Insurance	3,045	3,174	3,317

Personal Insurance:
Automobile	3,665	3,720	3,693
Homeowners and Other	3,956	3,869	3,656

Total Personal Insurance	7,621	7,589	7,349

Total earned premiums	22,357	22,090	21,432
Net investment income	2,889	2,879	3,059
Fee income	323	296	287
Other revenues	132	127	130

Total operating revenues for reportable segments	25,701	25,392	24,908
Other revenues	(12)	(1)	(60)
Net realized investment gains	51	55	264

Total consolidated revenues	$25,740	$25,446	$25,112

Income reconciliation, net of tax
Total operating income for reportable segments	$2,702	$1,669	$3,361
Interest Expense and Other(1)	(261)	(279)	(318)

Total operating income	2,441	1,390	3,043
Net realized investment gains	32	36	173

Total consolidated net income	$2,473	$1,426	$3,216

(1)
The primary component of Interest Expense and Other was after-tax interest expense of $246 million, $251 million and $252 million in 2012, 2011 and 2010, respectively. Interest Expense and Other in 2010 included $39 million of after-tax expenses related to the Company's purchase and retirement of a significant portion of its 6.25% fixed-to-floating rate junior subordinated debentures.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

(at December 31, in millions)	2012	2011
Asset reconciliation:
Business Insurance	$76,972	$76,909
Financial, Professional & International Insurance	13,452	13,355
Personal Insurance	14,195	13,614

Total assets for reportable segments	104,619	103,878
Other assets(1)	319	697

Total consolidated assets	$104,938	$104,575

(1)
The primary component of other assets at December 31, 2012 was other intangible assets. The primary components of other assets at December 31, 2011 were deferred taxes and other intangible assets.

Enterprise-Wide Disclosures

        Revenues from internal customers for the years ended December 31, 2012, 2011 and 2010 were not material. Foreign assets at December 31, 2012 and 2011 also were not material. The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

        The following table presents revenues of the Company's operations based on location:

(for the year ended December 31, in millions)	2012	2011	2010
U.S.	$24,827	$24,408	$24,049
Non-U.S.	913	1,038	1,063

Total revenues	$25,740	$25,446	$25,112

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS

Fixed Maturities

        The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2012, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,148	$75	$1	$2,222
Obligations of states, municipalities and political subdivisions:
Pre-refunded	8,458	567	—	9,025
All other	27,405	2,262	11	29,656

Total obligations of states, municipalities and political subdivisions	35,863	2,829	11	38,681
Debt securities issued by foreign governments	2,185	72	—	2,257
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,744	255	2	2,997
All other corporate bonds	17,863	1,360	20	19,203
Redeemable preferred stock	26	7	—	33

Total	$60,829	$4,598	$34	$65,393

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2011, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,396	$101	$—	$2,497
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,820	513	1	7,332
All other	29,391	2,303	4	31,690

Total obligations of states, municipalities and political subdivisions	36,211	2,816	5	39,022
Debt securities issued by foreign governments	2,228	91	1	2,318
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	3,288	249	22	3,515
All other corporate bonds	15,845	1,066	61	16,850
Redeemable preferred stock	26	4	—	30

Total	$59,994	$4,327	$89	$64,232

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2012, in millions)	Amortized Cost	Fair Value
Due in one year or less	$5,634	$5,719
Due after 1 year through 5 years	21,498	22,944
Due after 5 years through 10 years	16,789	18,329
Due after 10 years	14,164	15,404

	58,085	62,396
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,744	2,997

Total	$60,829	$65,393

        Pre-refunded bonds of $9.03 billion and $7.33 billion at December 31, 2012 and 2011, respectively, were bonds for which an irrevocable trust (almost exclusively comprised of U.S. Treasury securities) has been established to fund the remaining payments of principal and interest.

        The Company's fixed maturity investment portfolio at December 31, 2012 and 2011 included $3.00 billion and $3.52 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMO). Included in the totals at December 31, 2012 and 2011 were $1.44 billion and $1.82 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.56 billion and $1.70 billion, respectively. Approximately 43% and 38% of the Company's CMO holdings were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2012 and 2011, respectively. The average credit rating of the $893 million and $1.05 billion of non-guaranteed CMO holdings at December 31, 2012 and 2011, respectively, was "B2" and "Ba1," respectively. The average credit rating of all of the above securities was "A1" and "Aa3" at December 31, 2012 and 2011, respectively.

        At December 31, 2012 and 2011, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $453 million and $446 million, respectively, which are included in "All other corporate bonds" in the tables above. At December 31, 2012 and 2011, approximately $64 million and $81 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise, and $4 million and $10 million at December 31, 2012 and 2011, respectively, were comprised of Canadian non-guaranteed securities. The average credit rating of the $389 million and $365 million of non-guaranteed securities at December 31, 2012 and 2011, respectively, was "Aaa" at both dates, and 51% and 71%, respectively, of those securities were issued in 2004 and prior years. The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The average credit rating of the CMBS portfolio was "Aaa" at both December 31, 2012 and 2011.

        At December 31, 2012 and 2011, the Company had $403 million and $126 million, respectively, of securities on loan as part of a tri-party lending agreement.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        Proceeds from sales of fixed maturities classified as available for sale were $1.09 billion, $1.16 billion and $3.71 billion in 2012, 2011 and 2010, respectively. Gross gains of $70 million, $63 million and $106 million and gross losses of $9 million, $10 million and $11 million were realized on sales and other fixed maturity-related transactions (excluding impairments) in 2012, 2011 and 2010, respectively.

        At December 31, 2012 and 2011, the Company's insurance subsidiaries had $4.94 billion and $4.70 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states' insurance regulatory requirements. Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $68 million and $90 million at December 31, 2012 and 2011, respectively. Other investments pledged as collateral securing outstanding letters of credit had a fair value of $56 million and $59 million at December 31, 2012 and 2011, respectively.

Equity Securities

        The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized
				Fair Value
(at December 31, 2012, in millions)	Cost	Gains	Losses
Common stock	$366	$148	$4	$510
Non-redeemable preferred stock	96	39	—	135

Total	$462	$187	$4	$645

		Gross Unrealized
				Fair Value
(at December 31, 2011, in millions)	Cost	Gains	Losses
Common stock	$311	$120	$3	$428
Non-redeemable preferred stock	103	29	1	131

Total	$414	$149	$4	$559

        Proceeds from sales of equity securities were $37 million, $135 million and $201 million in 2012, 2011 and 2010, respectively. Gross gains of $8 million, $48 million and $128 million and gross realized losses of less than $1 million, $2 million and less than $1 million were realized on those sales (excluding impairments) in 2012, 2011 and 2010, respectively. In 2010, proceeds from the sales of equity securities and gross gains realized on those sales included $115 million and $102 million, respectively, from the sale of substantially all of the Company's remaining common stock holdings in Verisk Analytics, Inc. (Verisk), a portion of which was classified as an equity security at the time of sale.

        In 2010, the Company also sold a portion of its investment in Verisk that was classified as an "other investment" at the time of sale due to transfer restrictions that were scheduled to expire after one year. Proceeds from that sale of Verisk shares in 2010 were $115 million. Gross gains realized on that sale were $103 million.

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

        Proceeds from the sale of real estate investments were $53 million in 2012. Gross gains of $19 million were realized on those sales and there were no gross losses. In 2011, there were no sales of real estate investments. Proceeds from the sale of real estate investments in 2010 were $10 million. Gross gains of $3 million were realized on those sales and there were no gross losses. The Company had no real estate held for sale at December 31, 2012 and 2011. Accumulated depreciation on real estate held for investment purposes was $255 million and $237 million at December 31, 2012 and 2011, respectively.

        Future minimum rental income on operating leases relating to the Company's real estate properties is expected to be $76 million, $69 million, $59 million, $43 million and $29 million for 2013, 2014, 2015, 2016 and 2017, respectively, and $49 million for 2018 and thereafter.

Short-term Securities

        The Company's short-term securities consist of Aaa-rated registered money market funds, U.S. Treasury securities, high-quality commercial paper (primarily A1/P1) and high-quality corporate securities purchased within a year to their maturity with a combined average of 77 days to maturity at December 31, 2012. The amortized cost of these securities, which totaled $3.48 billion and $3.59 billion at December 31, 2012 and 2011, respectively, approximated their fair value.

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

Unrealized Investment Losses

        The following tables summarize, for all investments in an unrealized loss position at December 31, 2012 and 2011, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at December 31, 2012, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$589	$1	$—	$—	$589	$1
Obligations of states, municipalities and political subdivisions	611	9	45	2	656	11
Debt securities issued by foreign governments	186	—	2	—	188	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	70	—	36	2	106	2
All other corporate bonds	1,097	13	89	7	1,186	20

Total fixed maturities	2,553	23	172	11	2,725	34

Equity securities
Common stock	40	4	—	—	40	4
Non-redeemable preferred stock	13	—	—	—	13	—

Total equity securities	53	4	—	—	53	4

Total	$2,606	$27	$172	$11	$2,778	$38

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

	Less than 12 months		12 months or longer		Total
(at December 31, 2011, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$356	$—	$—	$—	$356	$—
Obligations of states, municipalities and political subdivisions	27	—	191	5	218	5
Debt securities issued by foreign governments	96	1	2	—	98	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	362	12	155	10	517	22
All other corporate bonds	1,295	42	105	19	1,400	61

Total fixed maturities	2,136	55	453	34	2,589	89

Equity securities
Common stock	64	3	—	—	64	3
Non-redeemable preferred stock	37	1	7	—	44	1

Total equity securities	101	4	7	—	108	4

Total	$2,237	$59	$460	$34	$2,697	$93

        The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2012, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	—	1	—	3	4

Total fixed maturities	—	1	—	3	4
Equity securities	—	—	—	—	—

Total	$—	$1	$—	$3	$4

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        These unrealized losses at December 31, 2012 represented less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders' equity on an after-tax basis.

Impairment Charges

        Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2012	2011	2010
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	4	13	4
All other corporate bonds	4	5	9
Redeemable preferred stock	—	—	—

Total fixed maturities	8	18	13

Equity securities
Common stock	3	6	2
Non-redeemable preferred stock	1	—	1

Total equity securities	4	6	3

Other investments	3	1	10

Total	$15	$25	$26

        The following tables present a roll-forward of the credit component of OTTI on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in other comprehensive income for the years ended December 31, 2012 and 2011:

Year ended December 31, 2012 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$58	$—	$4	$(1)	$2	$63
All other corporate bonds	94	—	4	—	4	102

Total fixed maturities	$152	$—	$8	$(1)	$6	$165

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Year ended December 31, 2011 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$47	$—	$12	$—	$(1)	$58
All other corporate bonds	88	2	2	(4)	6	94

Total fixed maturities	$135	$2	$14	$(4)	$5	$152

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

        At December 31, 2012 and 2011, other than U.S. Treasury securities and obligations of U.S. government and government agencies and authorities, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of shareholders' equity of the Company.

        Included in fixed maturities are below investment grade assets totaling $2.05 billion and $1.96 billion at December 31, 2012 and 2011, respectively. The Company defines its below investment grade assets as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist. Such assets include publicly traded below investment grade bonds and certain other privately issued bonds that are classified as below investment grade loans.

Net Investment Income

(for the year ended December 31, in millions)	2012	2011	2010
Gross investment income
Fixed maturities	$2,439	$2,543	$2,710
Equity securities	28	29	31
Short-term securities	10	12	13
Real estate	34	34	35
Other investments	414	292	304

Gross investment income	2,925	2,910	3,093
Investment expenses	36	31	34

Net investment income	$2,889	$2,879	$3,059

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        Changes in net unrealized gains on investment securities that are included as a separate component of other comprehensive income were as follows:

(at and for the year ended December 31, in millions)	2012	2011	2010
Changes in net unrealized investment gains
Fixed maturities	$326	$1,588	$114
Equity securities	38	(2)	69
Other investments	(2)	(14)	(178)

	362	1,572	5
Related tax expense	130	560	2

Change in net unrealized gain on investment securities	232	1,012	3
Balance, beginning of year	2,871	1,859	1,856

Balance, end of year	$3,103	$2,871	$1,859

Derivative Financial Instruments

        The Company uses U.S. Treasury note futures transactions to modify the effective duration of specific assets within the investment portfolio and enters into 90-day futures contracts on 2-year, 5-year, 10-year and 30-year U.S. Treasury notes which require a daily mark-to-market and settlement with the broker. The notional value of the open U.S. Treasury futures contracts was $800 million and $900 million at December 31, 2012 and 2011, respectively. Net realized investment gains in 2012, 2011 and 2010 included net losses of $14 million, $62 million and $30 million, respectively, related to U.S. Treasury futures contracts.

        In 2010, the Company recorded a net realized investment gain of $5 million related to its holdings of six million stock purchase warrants of Platinum Underwriters Holdings, Ltd., a publicly-held company. These warrants were not designated and did not qualify for hedge accounting, and, as such, the mark-to-market changes in fair value were reflected in net realized investment gains. In October 2010, the Company sold these stock purchase warrants for proceeds that approximated their carrying value at the date of sale.

        The Company purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in net realized investment gains. Derivatives embedded in convertible debt securities are reported on a combined basis with their host instrument and are classified as fixed maturity securities. The Company recorded net realized investment losses of less than $1 million in 2012, and $2 million and $1 million in 2011 and 2010, respectively, related to these embedded derivatives.

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

        While the vast majority of the Company's municipal bonds and corporate bonds are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3. The fair value of the fixed maturities for which the Company used an internal pricing matrix was $102 million and $88 million at December 31, 2012 and 2011, respectively. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing. For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker). The fair value of the fixed maturities for which the Company received a broker quote was $128 million and $162 million at December 31, 2012 and 2011, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

Other Investments

        The Company holds investments in various publicly-traded securities which are reported in other investments. These investments include securities in the Company's trading portfolio, mutual funds and other small holdings. The $46 million and $42 million fair value of these investments at December 31, 2012 and 2011, respectively, was disclosed in Level 1. At December 31, 2012 and 2011, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $54 million and $44 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2012 and 2011 in the amount disclosed in Level 3.

Derivatives

        At December 31, 2012 and 2011, the Company held $21 million and $22 million, respectively, of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2—fixed maturities.

Fair Value Hierarchy

        The following tables present the level within the fair value hierarchy at which the Company's financial assets and financial liabilities are measured on a recurring basis at December 31, 2012 and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

2011. An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

(at December 31, 2012, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,222	$2,205	$17	$—
Obligations of states, municipalities and political subdivisions	38,681	—	38,653	28
Debt securities issued by foreign governments	2,257	—	2,257	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,997	—	2,992	5
All other corporate bonds	19,203	—	19,006	197
Redeemable preferred stock	33	32	1	—

Total fixed maturities	65,393	2,237	62,926	230

Equity securities
Common stock	510	510	—	—
Non-redeemable preferred stock	135	92	43	—

Total equity securities	645	602	43	—

Other investments	100	46	—	54

Total	$66,138	$2,885	$62,969	$284

        The Company did not have any material transfers between Levels 1 and 2 during the year ended December 31, 2012.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

        The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2012 and 2011.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2011	$250	$44	$294
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains(1)	4	5	9
Reported in increases (decreases) in other comprehensive income	5	2	7
Purchases, sales and settlements/maturities:
Purchases	79	3	82
Sales	—	—	—
Settlements/maturities	(94)	—	(94)
Gross transfers into Level 3	10	—	10
Gross transfers out of Level 3	(24)	—	(24)

Balance at December 31, 2012	$230	$54	$284

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)
Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2010	$230	$57	$287
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains(1)	1	38	39
Reported in increases (decreases) in other comprehensive income	—	(9)	(9)
Purchases, sales and settlements/maturities:
Purchases	154	5	159
Sales	(15)	(47)	(62)
Settlements/maturities	(43)	—	(43)
Gross transfers into Level 3	19	—	19
Gross transfers out of Level 3(2)	(96)	—	(96)

Balance at December 31, 2011	$250	$44	$294

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

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

        The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2012 and 2011.

Financial Instruments Disclosed, But Not Carried, At Fair Value

        The Company uses various financial instruments in the normal course of its business. The Company's insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below. The following tables present the carrying value and fair value of the Company's financial assets and financial liabilities disclosed, but not carried, at fair value at December 31, 2012 and 2011, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.

(at December 31, 2012, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,483	$3,483	$1,448	$1,957	$78
Financial liabilities:
Debt	$6,250	$7,715	$—	$7,715	$—
Commercial paper	100	100	—	100	—

(at December 31, 2011, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,594	$3,594	$2,472	$1,029	$93
Financial liabilities:
Debt	$6,505	$7,583	$—	$7,583	$—
Commercial paper	100	100	—	100	—

        The Company utilized a pricing service to estimate fair value for approximately 95% and 94% of short-term securities at December 31, 2012 and 2011, respectively. A description of the process and inputs used by the pricing service to estimate fair value is discussed in the "Fixed Maturities" section above. Estimates of fair value for U.S. Treasury securities and money market funds are based on market quotations received from the pricing service and are disclosed in Level 1 of the hierarchy. The fair value of other short-term fixed maturity securities is estimated by the pricing service using observable market inputs and is disclosed in Level 2 of the hierarchy. For short-term securities where an estimate is not obtained from the pricing service, the carrying value approximates fair value and is included in Level 3 of the hierarchy.

        The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at both December 31, 2012 and 2011. The pricing service utilizes market quotations for debt that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the fair value estimates are based on market observable inputs and disclosed at Level 2 in the hierarchy. For the small amount of the Company's

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

debt securities for which a pricing service is not used, the Company utilizes pricing estimates from a nationally recognized broker/dealer to estimate fair value. If estimates of fair value are unavailable from the pricing service or the broker/dealer, the Company produces an estimate of fair value based on internally developed valuation techniques which are based on a discounted cash flow methodology and incorporates all available relevant observable market inputs. Estimates of fair value developed internally and from broker quotes are disclosed in Level 3 of the hierarchy.

5. REINSURANCE

        The Company's consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) the Company has underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to protect the Company, at a cost, from losses in excess of the amount it is prepared to accept. Reinsurance is placed on both a quota-share and excess-of-loss basis. Ceded reinsurance arrangements do not discharge the Company as the primary insurer, except for instances where the primary policy or policies have been novated.

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

        Included in reinsurance recoverables are amounts related to involuntary reinsurance arrangements. The Company is required to participate in various involuntary reinsurance arrangements through assumed reinsurance, principally with regard to residual market mechanisms in workers' compensation and automobile insurance, as well as homeowners' insurance in certain coastal areas. In addition, the Company provides services for several of these involuntary arrangements ("mandatory pools and associations") under which it writes such residual market business directly, then cedes 100% of this business to the mandatory pool. Such participations and servicing arrangements are arranged to mitigate credit risk to the Company, as any ceded balances are jointly backed by all the pool members.

        Also included in reinsurance recoverables are amounts related to structured settlements. Structured settlements are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables as the Company retains the contingent liability to the claimant. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments if and to the extent not paid by state guaranty associations.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE (Continued)

        The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2012	2011	2010
Written premiums
Direct	$23,614	$23,220	$22,634
Assumed	695	667	668
Ceded	(1,862)	(1,700)	(1,667)

Total net written premiums	$22,447	$22,187	$21,635

Earned premiums
Direct	$23,509	$23,146	$22,533
Assumed	691	641	664
Ceded	(1,843)	(1,697)	(1,765)

Total net earned premiums	$22,357	$22,090	$21,432

Percentage of assumed earned premiums to net earned premiums	3.1%	2.9%	3.1%

Ceded claims and claim adjustment expenses incurred	$1,357	$737	$404

        Ceded premiums included the premiums paid to Longpoint Re Ltd., Longpoint Re II Ltd. and Long Point Re III Ltd. for coverage under the Company's catastrophe bond programs.

        Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and were as follows:

(at December 31, in millions)	2012	2011
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$5,256	$6,255
Allowance for uncollectible reinsurance	(258)	(345)

Net reinsurance recoverables	4,998	5,910
Mandatory pools and associations	2,549	2,020
Structured settlements	3,165	3,225

Total reinsurance recoverables	$10,712	$11,155

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

        The deductible for any calendar year is equal to 20% of the insurer's direct earned premiums for covered lines for the preceding calendar year. The Company's estimated deductible under the Program is $2.26 billion for 2013. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the Program for additional covered terrorism losses for that program year. The Company has had no terrorism-related losses since the Program was established. Since the law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. It is also possible that future legislative action could change the Program. Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company's own reinsurance program, future losses from acts of terrorism, particularly involving nuclear, biological, chemical or radiological events, could be material to the Company's operating results, financial position and/or liquidity in future periods. While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, there can be no assurance that the Company would have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving nuclear, biological, chemical or radiological means.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        The following table presents the carrying amount of the Company's goodwill by segment at December 31, 2012 and 2011:

(in millions)	2012	2011
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	557
Personal Insurance	613	613
Other	27	27

Total	$3,365	$3,365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Intangible Assets

        The following presents a summary of the Company's other intangible assets by major asset class at December 31, 2012 and 2011:

(at December 31, 2012, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related(1)	$455	$383	$72
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables(2)	191	98	93

Total intangible assets subject to amortization	646	481	165
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$862	$481	$381

(at December 31, 2011, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$935	$830	$105
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables(2)	191	79	112

Total intangible assets subject to amortization	1,126	909	217
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$1,342	$909	$433

(1)
Certain intangible assets related to renewal rights became fully amortized during the first quarter of 2012.

(2)
The fair value adjustment of $191 million was recorded in connection with the merger of The St. Paul Companies, Inc. and Travelers Property Casualty Corp. in 2004 and was based on management's estimate of nominal claims and claim adjustment expense reserves and reinsurance recoverables. The method used calculated a risk adjustment to a risk-free discounted reserve that would, if reserves ran off as expected, produce results that yielded the assumed cost-of-capital on the capital supporting the loss reserves. The fair value adjustment is reported as an other intangible asset on the consolidated balance sheet, and the amounts measured in accordance with the acquirer's accounting policies for insurance contracts have been reported as part of the claims and claim adjustment expense reserves and reinsurance recoverables. The intangible asset is being recognized into income over the expected payment pattern. Because the time value of money and the risk adjustment (cost of capital) components of the intangible asset run off at different rates, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following presents a summary of the Company's amortization expense for other intangible assets by major asset class:

(for the year ended December 31, in millions)	2012	2011	2010
Customer-related	$33	$47	$61
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	19	22	25

Total amortization expense	$52	$69	$86

        Intangible asset amortization expense is estimated to be $45 million in 2013, $43 million in 2014, $23 million in 2015, $9 million in 2016 and $8 million in 2017.

7. INSURANCE CLAIM RESERVES

        Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2012	2011
Property-casualty	$50,888	$51,353
Accident and health	34	39

Total	$50,922	$51,392

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

(at and for the year ended December 31, in millions)	2012	2011	2010
Claims and claim adjustment expense reserves at beginning of year	$51,353	$51,537	$53,529
Less reinsurance recoverables on unpaid losses	10,434	11,282	12,588

Net reserves at beginning of year	40,919	40,255	40,941

Estimated claims and claim adjustment expenses for claims arising in the current year	15,559	16,937	14,452
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(1,074)	(842)	(1,417)

Total increases	14,485	16,095	13,035

Claims and claim adjustment expense payments for claims arising in:
Current year	6,507	7,751	5,949
Prior years	8,326	7,653	7,748

Total payments	14,833	15,404	13,697

Unrealized foreign exchange (gain) loss	63	(27)	(24)

Net reserves at end of year	40,634	40,919	40,255
Plus reinsurance recoverables on unpaid losses	10,254	10,434	11,282

Claims and claim adjustment expense reserves at end of year	$50,888	$51,353	$51,537

        Gross claims and claim adjustment expense reserves at December 31, 2012 and 2011 decreased by $465 million and $184 million from the respective prior year-end, primarily reflecting the impact of net favorable prior year reserve development as well as payments related to operations in runoff, including asbestos and environmental claims, partially offset by the increase in loss cost trends. Additionally, the decrease in reserves at December 31, 2011 from the prior year-end was partially offset by the impact of significant catastrophe losses incurred in 2011.

        The $180 million and $848 million decline in reinsurance recoverables at December 31, 2012 and 2011, respectively, compared with the respective prior year-end reflected cash collections, including commutation agreements, and the impact of net favorable prior year reserve development.

Prior Year Reserve Development

        The following disclosures regarding reserve development are on a "net of reinsurance" basis.

2012.

        In 2012, estimated claims and claim adjustment expenses incurred included $1.07 billion of net favorable development for claims arising in prior years, including $940 million of net favorable prior year reserve development impacting the Company's results of operations and $48 million of accretion of discount.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        Business Insurance.    Net favorable prior year reserve development of $467 million in 2012 was concentrated in the general liability product line for accident years 2010 and prior (excluding increases to asbestos and environmental reserves discussed below), which reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected; the commercial property product line primarily for accident years 2009 through 2011, driven by higher than expected subrogation and salvage recoveries and by favorable loss development related to catastrophe losses incurred in 2011; and the workers' compensation product line, primarily driven by better than expected frequency and severity related to lifetime medical claims for accident years 2008 and prior. Lower than expected claim department expenses also contributed to net favorable prior year reserve development in 2012. These factors were partially offset by $167 million and $90 million increases to asbestos and environmental reserves, respectively, which are discussed in further detail in the "Asbestos and Environmental Reserves" section below, net unfavorable prior year reserve development in the commercial automobile line of business, driven by higher than expected severity in the bodily injury coverage primarily for accident years 2010 and 2011, and net unfavorable prior year reserve development in the general liability product line for the 2011 accident year resulting from higher than expected claim frequency.

        Financial, Professional & International Insurance.    Net favorable prior year reserve development in 2012 was $298 million. In Bond & Financial Products, net favorable prior year reserve development in 2012 reflected better than expected results in the surety product line primarily for the contract surety business for accident years 2008 and prior, and better than expected results for management liability business primarily for the errors & omissions and fiduciary products for accident years 2007 and prior. In International, net favorable prior year reserve development in 2012 occurred in several lines of business in Canada and in the Company's operations at Lloyd's, partially offset by an $8 million increase to asbestos reserves.

        Personal Insurance.    Net favorable prior year reserve development of $175 million in 2012 was primarily driven by better than expected loss development in the Homeowners and Other product line related to catastrophe losses incurred for 2011 and non-catastrophe losses incurred for accident years 2010 and 2011, as well as favorable loss development in the umbrella line of business for accident years 2007 through 2011. These factors were partially offset by unfavorable prior year reserve development in the personal automobile line of business, driven primarily by higher than expected bodily injury severity for accident year 2011.

2011.

        In 2011, estimated claims and claim adjustment expenses incurred included $842 million of net favorable development for claims arising in prior years, including $715 million of net favorable prior year reserve development impacting the Company's results of operations and $45 million of accretion of discount. Overall, accident years prior to and including 2009 experienced $1.10 billion of net favorable reserve development, while the 2010 accident year experienced $383 million of net unfavorable reserve development.

        Business Insurance.    Net favorable prior year reserve development in 2011 was $245 million, primarily driven by better than expected loss development in the general liability product line (excluding increases to asbestos and environmental reserves discussed below) which was concentrated in excess coverages for accident years 2005 through 2008 and reflected what the Company believes are

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

more favorable legal and judicial environments than what the Company previously expected, as well as net favorable prior year reserve development in the commercial property product line that reflected better than expected loss development for the 2008 and 2009 accident years. The workers' compensation line of business also contributed slightly to net favorable prior year reserve development in 2011, as favorable loss development for accident years 2003 through 2009 was largely offset by net unfavorable loss development for the 2010 accident year. These factors were partially offset by $175 million and $76 million increases to asbestos and environmental reserves in 2011, respectively (discussed in further detail in the "Asbestos and Environmental Reserves" section below), unfavorable prior year reserve development in the commercial multi-peril product line driven by late reporting of hail claims incurred in 2010 and unfavorable prior year reserve development in the commercial automobile product line that reflected worse than expected severity for accident years 2009 and 2010.

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

        Personal Insurance.    Net favorable prior year reserve development in 2011 was $110 million, driven by better than expected loss development related to catastrophe losses incurred in the first half of 2010, as well as better than expected loss development for accident years 2006 through 2010 in the umbrella line of business in the Homeowners and Other product line, partially offset by unfavorable prior year reserve development in the Automobile product line that was driven by worse than expected loss experience for accident years 2007 through 2010.

2010.

        In 2010, estimated claims and claim adjustment expenses incurred included $1.42 billion of net favorable development for claims arising in prior years, including $1.25 billion of net favorable prior year reserve development impacting the Company's results of operations and $45 million of accretion of discount.

        Business Insurance.    Net favorable prior year reserve development in 2010 totaled $901 million, driven by better than expected loss development in the commercial property, general liability (excluding increases to asbestos and environmental reserves discussed below) and workers' compensation product lines for multiple accident years, as well as in assumed reinsurance, which is in runoff. The commercial property product line improvement primarily occurred in the 2008 and 2009 accident years as a result of better than expected loss development in Industry-Focused Underwriting and Target Risk Underwriting. The general liability product line improvement was concentrated in excess coverages for accident years 2006 and prior and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected. Net favorable prior year reserve development in the workers' compensation product line was concentrated in accident years 2007 and prior and resulted from better than expected loss development. The improvement in assumed

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

reinsurance resulted primarily from favorable resolutions of claims and disputes from accident years 2002 and prior. In addition, better than expected loss development in the Business Insurance segment in recent years resulted in a favorable re-estimation of reserves for unallocated loss adjustment expenses in 2010. The net favorable prior year reserve development in these product lines in 2010 was partially offset by $140 million and $35 million increases to asbestos and environmental reserves, respectively.

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

Asbestos and Environmental Reserves

        At December 31, 2012 and 2011, the Company's claims and claim adjustment expense reserves included $2.73 billion and $2.78 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.

        It is difficult to estimate the reserves for asbestos and environmental-related claims due to the vagaries of court coverage decisions, plaintiffs' expanded theories of liability, the risks inherent in complex litigation and other uncertainties, including, without limitation, those which are set forth below.

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

        In the third quarter of 2012, the Company completed its annual in-depth asbestos claim review. As in prior years, the annual claim review considered active policyholders and litigation cases for potential product and "non-product" liability. The Company noted the following trends:

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

        During 2012, total gross and net asbestos-related payments decreased when compared with 2011, primarily resulting from a decline in both gross and net payments to policyholders with whom the Company has entered into settlement agreements. The Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, experienced a modest reduction in gross asbestos-related payments during 2012 when compared with 2011, while net asbestos payments were flat. Payments on behalf of policyholders in these categories continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target previously peripheral defendants. The number of policyholders tendering asbestos claims for the first time in 2012 and the number of policyholders with open asbestos claims both increased slightly when compared with 2011.

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

        The completion of these reviews and analyses in 2012, 2011 and 2010 resulted in $175 million, $175 million and $140 million increases, respectively, in the Company's net asbestos reserves in each period. In each year, the reserve increases were primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category and by higher projected payments on assumed reinsurance accounts. The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be moderately higher than previously anticipated due to the impact of the current litigation environment discussed above. The increase in 2010 also reflected increases in costs of litigating asbestos-related coverage matters and was partially offset by a $70 million benefit from the reduction in the allowance for uncollectible reinsurance resulting from a favorable ruling related to a reinsurance dispute. Notwithstanding these trends, the Company's overall view of the underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

        Net asbestos losses paid in 2012, 2011 and 2010 were $236 million, $284 million and $350 million, respectively. Approximately 6%, 19% and 32% of total net paid losses in 2012, 2011 and 2010,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

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

        The Company has received and continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980's. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Overall net environmental claim payments in 2012 were essentially unchanged from 2011. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. The degree to which those favorable trends have continued, however, has been less than anticipated. As a result, in 2012 and 2011, the Company increased its net environmental reserves by $90 million and $76 million, respectively. In 2010, the Company increased its net environmental reserves by $35 million due to a modest upward development in the expected defense and settlement costs for certain of its pending policyholders.

        Asbestos and Environmental Reserves.    As a result of the processes and procedures discussed above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2012 are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

of direct actions against the Company, future developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.

        Because of the uncertainties set forth above, additional liabilities may arise for amounts in excess of the Company's current reserves. In addition, the Company's estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's operating results in future periods.

Catastrophe Exposure

        The Company has geographic exposure to catastrophe losses, which can be caused by a variety of events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis and volcanic eruptions. Catastrophes can also result from a terrorist attack (including those involving nuclear, biological, chemical or radiological events), explosions, infrastructure failures or as a consequence of political instability. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those that are heavily populated. The Company generally seeks to mitigate its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT

        Debt outstanding was as follows:

(at December 31, in millions)	2012	2011
Short-term:
Commercial paper	$100	$100
5.00% Senior notes due March 15, 2013	500	—
5.375% Senior notes due June 15, 2012	—	250

Total short-term debt	600	350

Long-term:
5.00% Senior notes due March 15, 2013	—	500
5.50% Senior notes due December 1, 2015	400	400
6.25% Senior notes due June 20, 2016	400	400
5.75% Senior notes due December 15, 2017	450	450
5.80% Senior notes due May 15, 2018	500	500
5.90% Senior notes due June 2, 2019	500	500
3.90% Senior notes due November 1, 2020	500	500
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	800
5.35% Senior notes due November 1, 2040	750	750
8.50% Junior subordinated debentures due December 15, 2045	56	56
8.312% Junior subordinated debentures due July 1, 2046	73	73
6.25% Fixed-to-floating rate junior subordinated debentures due March 15, 2067	107	115

Total long-term debt	5,761	6,269

Total debt principal	6,361	6,619
Unamortized fair value adjustment	52	53
Unamortized debt issuance costs	(63)	(67)

Total debt	$6,350	$6,605

        2012 Debt Repayments.    On May 29, 2012, the Company purchased and retired $8.5 million aggregate principal amount of its 6.25% fixed-to-floating rate junior subordinated debentures due March 15, 2067. On June 15, 2012, the Company's $250 million, 5.375% senior notes matured and were fully paid.

        2011 Debt Repayment.    On June 1, 2011, the Company repaid the remaining $9 million principal balance on its 7.22% real estate non-recourse debt.

Description of Debt

        Commercial Paper—The Company maintains an $800 million commercial paper program, supported by a $1.0 billion bank credit agreement that expires on June 10, 2013. (See "Line of Credit

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

Agreement" discussion that follows). Interest rates on commercial paper issued in 2012 ranged from 0.1% to 0.2%, and in 2011 ranged from 0.1% to 0.3%.

        Senior Notes—The Company's various senior debt issues are unsecured obligations that rank equally with one another. Interest payments are made semi-annually. The Company generally may redeem some or all of the notes prior to maturity in accordance with terms unique to each debt instrument.

        Junior Subordinated Debentures—The Company's $107 million remaining aggregate principal amount of 6.25% fixed-to-floating rate debentures bear interest at an annual rate of 6.25% from the date of issuance to, but excluding, March 15, 2017, payable semi-annually in arrears on March 15 and September 15. From and including March 15, 2017, the debentures will bear interest at an annual rate equal to three-month LIBOR plus 2.215%, payable quarterly on March 15, June 15, September 15 and December 15 of each year. The Company can redeem the debentures at its option, in whole or in part, at any time on or after March 15, 2017 at a redemption price of 100% of the principal amount being redeemed plus accrued but unpaid interest. The Company can redeem the debentures at its option prior to March 15, 2017 (a) in whole at any time or in part from time to time or (b) in whole, but not in part, in the event of certain tax or rating agency events relating to the debentures, at a redemption price equal to the greater of 100% of the principal amount being redeemed and the applicable make-whole amount, in each case plus any accrued and unpaid interest.

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

        The Company's consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $1 million for each of the years ended December 31, 2012 and 2011.

        The following table presents merger-related unamortized fair value adjustments and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at December 31,
					Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	2012	2011
Subordinated debentures	7.625%	Dec. 2027	$17	$18	6.147%
	8.500%	Dec. 2045	16	16	6.362%
	8.312%	Jul. 2046	19	19	6.362%

Total			$52	$53

        The Travelers Companies, Inc. fully and unconditionally guarantees the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and Travelers Insurance Group Holdings Inc. (TIGHI). The guarantees pertain to the $500 million 5.00% notes due 2013, the $200 million 7.75% notes due 2026 and the $500 million 6.375% notes due 2033.

        Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2013, $500 million; 2014, none; 2015, $400 million; 2016, $400 million; and 2017, $450 million.

Line of Credit Agreement

        The Company is party to a three-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires in June 2013. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth (generally defined as shareholders' equity plus certain trust preferred and mandatorily convertible securities, reduced for goodwill and other intangible assets) of $14.35 billion. The Company must also maintain a ratio of total debt to the sum of total debt plus consolidated net worth of not greater than 0.40 to 1.00. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company's voting stock and certain changes in the composition of the Company's board of directors. At December 31, 2012, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from LIBOR plus 100 basis points to LIBOR plus 175 basis points depending on the Company's credit ratings. At December 31, 2012, that cost would have been LIBOR plus 125 basis points had there been any amounts outstanding under the credit agreement. This line of credit also supports the Company's commercial paper program.

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

Treasury Stock

        The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, common share price, catastrophe losses, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors. The following table summarizes repurchase activity in 2012 and remaining repurchase capacity at December 31, 2012.

Quarterly Period Ending (in millions, except per share amounts)	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2012	6.0	$350	$58.73	$3,259
June 30, 2012	5.6	350	$62.40	$2,909
September 30, 2012	5.4	350	$65.00	$2,559
December 31, 2012	5.4	400	$73.00	$2,159

Total	22.4	$1,450	$64.64	$2,159

        The Company's Amended and Restated 2004 Stock Incentive Plan provides settlement alternatives to employees in which the Company retains shares to cover tax withholding costs and exercise costs. During the years ended December 31, 2012 and 2011, the Company acquired $55 million and $82 million, respectively, of its common stock under this plan.

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

Dividend Availability

        The Company's U.S. insurance subsidiaries, domiciled principally in the state of Connecticut, are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by each insurance subsidiary to its respective parent company without prior approval of insurance regulatory authorities. A maximum of $2.05 billion is available by the end of 2013 for such dividends without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2013 and/or increase the amount of dividends from its insurance subsidiaries in 2013, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

        The holding company is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company's foreign operations are not material and are intended to be permanently reinvested in those operations.

        The holding company received $1.96 billion of dividends in 2012, all of which was received from its U.S. insurance subsidiaries.

Statutory Net Income and Policyholder Surplus

        Statutory net income of the Company's domestic and international insurance subsidiaries was $2.84 billion, $1.50 billion and $3.69 billion for the years ended December 31, 2012, 2011 and 2010, respectively. Policyholder surplus of the Company's domestic and international insurance subsidiaries was $20.05 billion and $19.17 billion at December 31, 2012 and 2011, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table presents the changes in the Company's accumulated other comprehensive income (AOCI) for the years ended December 31, 2012, 2011 and 2010.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders' Equity	Net Unrealized Foreign Currency Translation and Other	Total Accumulated Other Comprehensive Income
Balance, December 31, 2009	$1,796	$60	$(637)	$—	$1,219

Other comprehensive income (OCI) before reclassifications	130	74	(13)	6	197
Amounts reclassified from AOCI	(207)	6	40	—	(161)

Net OCI, current period	(77)	80	27	6	36

Balance, December 31, 2010	1,719	140	(610)	6	1,255

OCI before reclassifications	1,091	(8)	(251)	(61)	771
Amounts reclassified from AOCI	(81)	10	50	—	(21)

Net OCI, current period	1,010	2	(201)	(61)	750

Balance, December 31, 2011	2,729	142	(811)	(55)	2,005

OCI before reclassifications	228	48	(104)	45	217
Amounts reclassified from AOCI	(49)	5	58	—	14

Net OCI, current period	179	53	(46)	45	231

Balance, December 31, 2012	$2,908	$195	$(857)	$(10)	$2,236

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents the pretax components of the Company's other comprehensive income and the related income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010.

(for the year ended December 31, in millions)	2012	2011	2010
Changes in net pretax unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$281	$1,570	$(118)
Income tax expense (benefit)	102	560	(41)

Net of taxes	179	1,010	(77)

Having credit losses recognized in the consolidated statement of income	81	4	123
Income tax expense	28	2	43

Net of taxes	53	2	80

Net pretax changes in benefit plan assets and obligations	(69)	(307)	39
Income tax expense (benefit)	(23)	(106)	12

Net of taxes	(46)	(201)	27

Net pretax changes in unrealized foreign currency translation and other changes	43	(90)	12
Income tax expense (benefit)	(2)	(29)	6

Net of taxes	45	(61)	6

Total pretax other comprehensive income	336	1,177	56
Total income tax expense	105	427	20

Total other comprehensive income, net of taxes	$231	$750	$36

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents the pretax and related income tax expense (benefit) components of the amounts reclassified from the Company's accumulated other comprehensive income to the Company's consolidated statement of income for the years ended December 31, 2012, 2011 and 2010.

(for the year ended December 31, in millions)	2012	2011	2010
Reclassification adjustments related to net pretax unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(75)	$(125)	$(318)
Income tax expense	(26)	(44)	(111)

Net of taxes	(49)	(81)	(207)

Having credit losses recognized in the consolidated statement of income	8	16	9
Income tax benefit	3	6	3

Net of taxes	5	10	6

Reclassification adjustment related to benefit plan assets and obligations	88	76	57
Income tax benefit	30	26	17

Net of taxes	58	50	40

Total pretax reclassifications	21	(33)	(252)
Total income tax expense	7	(12)	(91)

Total reclassifications, net of taxes	$14	$(21)	$(161)

11. EARNINGS PER SHARE

        Basic earnings per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EARNINGS PER SHARE (Continued)

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2012	2011	2010
Basic
Net income, as reported	$2,473	$1,426	$3,216
Participating share-based awards—allocated income	(19)	(11)	(25)
Preferred stock dividends	—	(1)	(3)

Net income available to common shareholders—basic	$2,454	$1,414	$3,188

Diluted
Net income available to common shareholders	$2,454	$1,414	$3,188
Effect of dilutive securities:
Participating share-based awards—re-allocated income	—	—	2
Convertible preferred stock	—	1	3

Net income available to common shareholders—diluted	$2,454	$1,415	$3,193

Common Shares
Basic
Weighted average shares outstanding	386.2	415.8	476.5

Diluted
Weighted average shares outstanding	386.2	415.8	476.5
Weighted average effects of dilutive securities:
Stock options and performance shares	3.6	4.0	4.2
Convertible preferred stock	—	0.7	1.8

Total	389.8	420.5	482.5

Net income Per Common Share
Basic	$6.35	$3.40	$6.69

Diluted	$6.30	$3.36	$6.62

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES

(for the year ended December 31, in millions)	2012	2011	2010
Composition of income tax expense (benefit) included in the consolidated statement of income
Current expense (benefit):
Federal	$406	$(176)	$846
Foreign	45	34	78
State	3	3	10

Total current tax expense (benefit)	454	(139)	934

Deferred expense (benefit):
Federal	223	63	178
Foreign	16	2	(22)

Total deferred tax expense	239	65	156

Total income tax expense (benefit) included in the consolidated statement of income	693	(74)	1,090
Composition of income tax included in common shareholders' equity
Expense (benefit) relating to stock-based compensation, and the expense (benefit) related to the changes in unrealized appreciation on investments, unrealized loss on foreign exchange, unrealized loss on derivatives and other comprehensive income	57	399	(2)

Total income tax expense included in the consolidated financial statements	$750	$325	$1,088

(for the year ended December 31, in millions)	2012	2011	2010
Effective tax rate
Income before federal, foreign and state income taxes	$3,166	$1,352	$4,306
Statutory tax rate	35%	35%	35%

Expected federal income tax expense	1,108	473	1,507
Tax effect of:
Nontaxable investment income	(427)	(449)	(476)
Favorable resolution of prior year tax matters	—	(104)	—
Other, net	12	6	59

Total income tax expense (benefit)	$693	$(74)	$1,090

Effective tax rate	22%	(5)%	25%

        The current income tax payable was $102 million at December 31, 2012 and was included in other liabilities in the consolidated balance sheet. The current income tax receivable was $119 million at December 31, 2011 and was included in other assets in the consolidated balance sheet.

        Income, before income taxes, from domestic operations for the years ended December 31, 2012, 2011 and 2010 was $3.00 billion, $1.23 billion and $4.20 billion, respectively. Income, before income taxes, from foreign operations for the years ended December 31, 2012, 2011 and 2010 was $166 million, $122 million and $106 million, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The net deferred tax asset (liability) comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2012	2011
Deferred tax assets
Claims and claim adjustment expense reserves	$888	$936
Unearned premium reserves	689	680
Other	741	844

Total gross deferred tax assets	2,318	2,460

Deferred tax liabilities
Deferred acquisition costs	590	585
Investments	1,800	1,650
Internally developed software	134	128
Other	132	90

Total gross deferred tax liabilities	2,656	2,453

Total deferred tax asset (liability)	$(338)	$7

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

        For tax return purposes, as of December 31, 2012, the Company had net operating loss (NOL) carryforwards on a regular tax basis and an alternative minimum tax (AMT) basis of approximately $37 million and $3 million, respectively. These NOL carryforwards expire, if unused, in 2018. In addition, the Company has AMT credit carryforwards of $17 million which are available to reduce future federal regular income taxes over an indefinite period. The amount and timing of realizing the benefits of NOL and AMT credit carryforwards depend on future taxable income and limitations imposed by tax laws. The benefits of the NOL and AMT credit carryforwards have been recognized in the consolidated financial statements and are included in net deferred tax assets.

        U.S. income taxes have not been recognized on $755 million of the Company's foreign operations' undistributed earnings as of December 31, 2012, as such earnings are intended to be permanently reinvested in those operations. Furthermore, any taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on any dividend distributions from such earnings.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012 and 2011:

(in millions)	2012	2011
Balance at January 1	$37	$103
Additions for tax positions of prior years	2	1
Reductions for tax positions of prior years	(15)	(68)
Additions based on tax positions related to current year	—	1

Balance at December 31	$24	$37

        Included in the balances at December 31, 2012 and 2011 were $3 million and $2 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balances at those dates were $21 million and $35 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility would not affect the annual effective tax rate.

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes. During the years ended December 31, 2012 and 2011, the Company recognized approximately $46 million and $(122) million in interest, respectively. The Company had approximately $94 million and $48 million accrued for the payment of interest at December 31, 2012 and 2011, respectively.

        The IRS is conducting an examination of the Company's U.S. income tax returns for 2009 and 2010. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.

13. SHARE-BASED INCENTIVE COMPENSATION

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

        In connection with the adoption of the 2004 Incentive Plan, legacy share-based incentive compensation plans were terminated. Outstanding grants were not affected by the termination of these legacy plans, including the grant of reload options related to prior option grants under the legacy plans. As of December 31, 2012, there were no longer any options eligible for reload.

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

        In addition to the stock option awards described above, certain stock option awards that were granted under legacy plans permitted an employee exercising an option to be granted a new option (a reload option) at an exercise price equal to the closing price of the Company's common stock on the date on which the original option was exercised. The reload option was permitted on certain stock option awards granted prior to January 2003 at an amount equal to the number of shares of the common stock used to satisfy both the exercise price and withholding taxes due upon exercise of an option and vest either six months or one year after the grant date and are exercisable for the remaining term of the related original option. At December 31, 2012, there were no longer any options eligible for reload.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is the time to vest plus half the remaining time to expiration. This considers the vesting restriction and represents an even pattern of exercise behavior over the remaining term. Reload options were exercisable for the remaining term of the original option and therefore generally had a shorter expected term. Beginning in April 2010, due to the Company having attained sufficient history with respect to changes in its stock prices over time, the expected volatility assumption is based on the historical volatility of the Company's common stock for the same period as the estimated option term based on the mid-month of the option grant. Prior to April 2010, the expected volatility was based on the average historical volatility of the common stock of an industry peer group of entities due to the limited Company stock history. The expected dividend is based upon the Company's current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for each option is the interpolated market yield for the mid-month of the option grant on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option. Shares received through option exercises under the reload program were subject to either a one-year or two-year restriction on sale. A discount, as measured by the estimated cost of protecting against changes in market value - 5% for one-year sales restrictions and 10% for two-year sales restrictions - had been applied to the fair value of reload options granted to reflect these sales restrictions. The following assumptions were used in estimating the fair value of options on grant date for the years ended December 31, 2012, 2011 and 2010:

2012	Original Grants	Reload Grants
Expected term of stock options	6 years	1 year
Expected volatility of the Company's stock	28.5% - 28.6%	22.9% - 23.5%
Weighted average volatility	28.6%	23.4%
Expected annual dividend per share	$1.64 - $1.84	$1.64 - $1.84
Risk-free rate	1.02% - 1.17%	0.10% - 0.17%

2011	Original Grants	Reload Grants
Expected term of stock options	6 years	1 year
Expected volatility of the Company's stock	28.0% - 28.6%	15.7% - 17.6%
Weighted average volatility	28.2%	15.9%
Expected annual dividend per share	$1.44 - $1.64	$1.44 - $1.64
Risk-free rate	1.19% - 2.62%	0.10% - 0.29%

2010	Original Grants	Reload Grants
Expected term of stock options	6 years	1 - 2 years
Expected volatility of the Company's stock	28.3% - 29.1%	18.3% - 41.6%
Weighted average volatility	28.4%	21.1%
Expected annual dividend per share	$1.32 - $1.44	$1.32 - $1.44
Risk-free rate	1.68% - 2.71%	0.20% - 0.95%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        A summary of stock option activity under the Company's 2004 Incentive Plan and legacy share-based incentive compensation plans as of and for the year ended December 31, 2012 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	16,212,961	$47.33
Granted:
Original	2,442,017	59.75
Reload	4,920	63.80
Exercised	(5,679,770)	45.03
Forfeited or expired	(383,920)	53.68

Outstanding, end of year	12,596,208	$50.58	6.2 Years	$268

Vested at end of year(1)	9,010,201	$48.34	5.4 Years	$212

Exercisable at end of year	5,785,428	$44.27	3.9 Years	$159

(1)
Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

        The following table presents additional information regarding original and reload grants for the years ended December 31, 2012, 2011 and 2010.

2012	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$12.08	$4.49
Total intrinsic value of options exercised during the year (in millions)	$102	$5

2011	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$12.94	$3.19
Total intrinsic value of options exercised during the year (in millions)	$76	$11

2010	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$11.94	$3.46
Total intrinsic value of options exercised during the year (in millions)	$77	$3

        On February 5, 2013, the Company, under the 2004 Stock Incentive Plan, granted 1,861,434 stock option awards with an exercise price of $78.65 per share. The fair value attributable to the stock option awards on the date of grant was $17.09 per share.

Restricted Stock Units, Deferred Stock Units and Performance Share Award Programs

        The Company, commencing with equity grants on or after January 1, 2007, issues restricted stock unit awards to eligible officers and key employees under the Equity Awards program established pursuant to the 2004 Incentive Plan. A restricted stock unit represents the right to receive a share of common stock. These restricted stock unit awards are granted at market price, generally vest three

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

years from the date of grant, do not have voting rights and the underlying shares of common stock are not issued until the vesting criteria is satisfied. In addition, the Company's board of directors can be issued deferred stock unit awards from (i) an annual award; (ii) deferred compensation (in lieu of cash retainer); and (iii) dividend reinvestment shares earned on outstanding deferred compensation.

        The Company also has a Performance Share Awards Program pursuant to the 2004 Incentive Plan which became effective beginning in 2006. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance awards provide the recipient the right to earn shares of the Company's common stock based upon the Company's attainment of certain performance goals. The performance goals for performance awards are based on the Company's adjusted return on equity over a three-year performance period. Vesting of any performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity. If the performance period return on equity is below the minimum threshold, none of the shares will vest. If performance meets or exceeds the minimum performance threshold, a range of performance shares will vest (50%—160% for awards granted prior to and including February 2009; 50%—150% for awards granted in February 2010; and 50%—130% for awards granted in February 2011, 2012 and 2013); depending on the actual return on equity attained.

        The fair value of restricted stock units, deferred stock units and performance shares is measured at the market price of the Company stock at date of grant.

        The total fair value of shares that vested during the years ended December 31, 2012, 2011 and 2010 was $146 million, $121 million and $113 million, respectively.

        A summary of restricted stock units, deferred stock units and performance share activity under the Company's 2004 Incentive Plan and legacy plans as of and for the year ended December 31, 2012 is as follows:

	Restricted and Deferred Stock Units			Performance Shares
Other Equity Instruments	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Outstanding, beginning of year	2,780,504		$48.03	1,547,402		$53.79
Granted	953,630		60.18	719,841		59.48
Vested	(1,379,608	)(1)	42.90	(868,250	)(2)	51.82
Forfeited	(158,144)		52.96	(70,856)		55.15
Performance-based adjustment	—		—	110,084	(3)	54.06

Outstanding, end of year	2,196,382		$56.17	1,438,221		$58.22

(1)
Represents awards for which the requisite service has been rendered.

(2)
Reflects the number of performance shares attributable to the performance goals attained over the completed performance period (three years) and for which service conditions have been met.

(3)
Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2009 through 2012.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        On February 5, 2013, the Company, under the 2004 Stock Incentive Plan, granted 1,268,572 common stock awards in the form of restricted stock units, deferred stock units and performance share awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock units totaled 713,198 shares while the performance share awards totaled 555,374 shares. The fair value per share attributable to the common stock awards on the date of grant was $78.65.

Share-Based Compensation Cost Recognition

        The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period). Awards granted to retiree-eligible employees or to employees who become retiree-eligible before an award's vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted. The compensation cost reflects an estimated annual forfeiture rate from 3.5% to 4% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates. Compensation costs for awards are recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2012, 2011 and 2010 was $120 million, $121 million and $128 million, respectively. Included in these amounts are compensation cost adjustments of $4 million, $4 million and $10 million, for the years ended December 31, 2012, 2011 and 2010, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards. The related tax benefits recognized in earnings were $42 million, $42 million and $44 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        At December 31, 2012, there was $112 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted and deferred stock units and performance shares granted under the 2004 Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

        Cash received from the exercise of employee stock options under share-based compensation plans totaled $295 million and $314 million in 2012 and 2011, respectively. The tax benefit realized for tax deductions from employee stock options exercised during 2012 and 2011 totaled $36 million and $30 million, respectively.

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

        The Company sponsors a qualified non-contributory defined benefit pension plan, which covers substantially all U.S. domestic employees and provides benefits under a cash balance formula, except that employees satisfying certain age and service requirements remain covered by a prior final average pay formula. In addition, the Company sponsors: a nonqualified defined benefit pension plan which

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

covers certain highly-compensated employees, pension plans for employees of its foreign subsidiaries, and a postretirement health and life insurance benefit plan for employees satisfying certain age and service requirements and for certain retirees.

Obligations and Funded Status

        The following tables summarize the funded status, obligations and amounts recognized in the consolidated balance sheet for the Company's benefit plans. The Company uses a December 31 measurement date for its pension and postretirement benefit plans.

	Qualified Domestic Pension Plan		Nonqualified and Foreign Pension Plans		Total
(at and for the year ended December 31, in millions)	2012	2011	2012	2011	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$2,706	$2,399	$183	$173	$2,889	$2,572
Benefits earned	107	93	6	5	113	98
Interest cost on benefit obligation	129	125	9	10	138	135
Actuarial loss	225	207	17	7	242	214
Benefits paid	(112)	(118)	(13)	(12)	(125)	(130)
Foreign currency exchange rate change	—	—	4	—	4	—

Benefit obligation at end of year	$3,055	$2,706	$206	$183	$3,261	$2,889

Change in plan assets:
Fair value of plan assets at beginning of year	$2,414	$2,342	$86	$83	$2,500	$2,425
Actual return on plan assets	242	5	10	3	252	8
Company contributions	217	185	11	12	228	197
Benefits paid	(112)	(118)	(13)	(12)	(125)	(130)
Foreign currency exchange rate change	—	—	4	—	4	—

Fair value of plan assets at end of year	2,761	2,414	98	86	2,859	2,500

Funded status of plan at end of year	$(294)	$(292)	$(108)	$(97)	$(402)	$(389)

Amounts recognized in the statement of financial position consist of:
Accrued under-funded benefit plan liabilities	$(294)	$(292)	$(108)	$(97)	$(402)	$(389)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service benefit	$—	$—	$—	$—	$—	$—
Net actuarial loss	1,300	1,220	63	55	1,363	1,275

Total	$1,300	$1,220	$63	$55	$1,363	$1,275

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2012	2011
Change in projected benefit obligation:
Benefit obligation at beginning of year	$246	$254
Benefits earned	—	—
Plan amendments	(31)	—
Interest cost on benefit obligation	11	13
Actuarial loss (gain)	12	(4)
Benefits paid	(16)	(17)

Benefit obligation at end of year	$222	$246

Change in plan assets:
Fair value of plan assets at beginning of year	$19	$20
Actual return on plan assets	1	1
Company contributions	14	15
Benefits paid	(16)	(17)

Fair value of plan assets at end of year	18	19

Funded status of plan at end of year	$(204)	$(227)

Amounts recognized in the statement of financial position consist of:
Accrued under-funded benefit plan liability	$(204)	$(227)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(50)	$(31)

        Effective January 1, 2013, the Company converted its current prescription drug program for Medicare-eligible retirees to a group-based company-sponsored Medicare Part D Employer Group Waiver Plan (EGWP) program. The EGWP structure was made financially attractive for companies due to changes stemming from health care reform legislation. Under EGWP, the federal direct capitation payments will be paid to the Company while the federal reinsurance and pharmaceutical rebates will be used to offset claims. The Company estimates that the transition to EGWP will lower prescription drug liabilities by approximately $31 million.

        The total accumulated benefit obligation for the Company's defined benefit pension plans was $3.21 billion and $2.83 billion at December 31, 2012 and 2011, respectively. The Qualified Domestic Plan accounted for $3.01 billion and $2.65 billion of the total accumulated benefit obligation at December 31, 2012 and 2011, respectively, whereas the Nonqualified and Foreign Plans accounted for $0.20 billion and $0.18 billion of the total accumulated benefit obligation at December 31, 2012 and 2011, respectively.

        For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $3.25 billion and the aggregate accumulated benefit obligation was $3.20 billion at December 31, 2012. The fair value of plan assets for the above plans was $2.85 billion and $2.49 billion at December 31, 2012 and 2011, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified pension plan. In 2012, 2011 and 2010, the Company voluntarily made contributions totaling $217 million, $185 million and $35 million, respectively, to the qualified pension plan. The Company has not determined whether or not additional funding will be made during 2013. There is no required contribution to the qualified pension plan during 2013.

        The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to the benefit plans for the years ended December 31, 2012, 2011 and 2010.

	Pension Plans			Postretirement Benefit Plans
(in millions)	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Cost:
Service cost	$113	$98	$96	$—	$—	$1
Interest cost on benefit obligation	138	135	128	12	13	14
Expected return on plan assets	(187)	(182)	(185)	(1)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	—	—	(3)	—	—	—
Net actuarial loss (gain)	89	76	60	(1)	—	—

Net benefit expense	$153	$127	$96	$10	$12	$14

Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Prior service benefit	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	176	388	27	11	(5)	(8)
Plan amendments	—	—	—	(31)	—	—
Amortization of prior service benefit	—	—	3	—	—	—
Amortization of net actuarial gain (loss)	(89)	(76)	(60)	1	—	—

Total other changes recognized in other comprehensive income	87	312	(30)	(19)	(5)	(8)

Total other changes recognized in net benefit expense and other comprehensive income	$240	$439	$66	$(9)	$7	$6

        For the defined benefit pension plans, the estimated net actuarial loss that will be reclassified (amortized) from accumulated other comprehensive income into net income as part of net periodic benefit cost over the next fiscal year is $107 million, and there is no estimated prior service benefit to be amortized over the next fiscal year. For the postretirement benefit plans, the estimated net actuarial loss that will be reclassified (amortized) from accumulated other comprehensive income into net income as part of net periodic benefit cost over the next fiscal year is less than $1 million, and the estimated prior service cost to be amortized over the next fiscal year is $3 million.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Assumptions and Health Care Cost Trend Rate Sensitivity

(at and for the year ended December 31,)	2012	2011
Assumptions used to determine benefit obligations
Discount rate	4.15%	4.90%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate	4.90%	5.37%
Expected long-term rate of return on pension plans' assets	7.50%	8.00%
Expected long-term rate of return on postretirement benefit plans' assets	5.00%	5.00%
Assumed health care cost trend rates
Following year	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018

        The discount rate assumption used to determine the benefit obligation was based on a yield-curve approach. Under this approach, a weighted average yield is determined from a hypothetical portfolio of high quality fixed maturity corporate bonds (rated Aa) available at the year-end valuation date for which the timing and amount of cash outflows correspond with the timing and amount of the estimated benefit payouts of the Company's benefit plan.

        In choosing the expected long-term rate of return on plan assets, the Company selected the rate that was set as the return objective by the Company's Benefit Plans Investment Committee, which had considered the historical returns of equity and fixed maturity markets in conjunction with prevailing economic and financial market conditions.

        As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation by $22 million at December 31, 2012, and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2012. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation at December 31, 2012 by $19 million and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2012.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The Company's overall investment strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. Equity securities primarily include investments in large, medium and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, U.S. Treasury securities and debt securities issued by foreign governments. Other investments include two private equity funds held by the Company's qualified defined benefit pension plan. One private equity fund is focused on financial companies, and the other is focused on real estate-related investments. Other investments at December 31, 2011 also included a hedge fund which was a multi-strategy "fund of funds."

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Fair Value Hierarchy—Pension Plans

        The following tables present the level within the fair value hierarchy at which the financial assets of the Company's pension plans are measured on a recurring basis at December 31, 2012 and 2011.

(at December 31, 2012, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of states, municipalities and political subdivisions	$7	$—	$7	$—
Debt securities issued by foreign governments	14	—	14	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	9	—	9	—
All other corporate bonds	383	—	383	—

Total fixed maturities	413	—	413	—

Mutual funds
Equity mutual funds	1,143	1,143	—	—
Bond mutual funds	406	406	—	—

Total mutual funds	1,549	1,549	—	—

Equity securities	450	450	—	—

Other investments(1)	6	—	—	6

Cash and short-term securities
U.S. Treasury securities	132	132	—	—
Money market mutual funds	22	22	—	—
Other	287	17	270	—

Total cash and short-term securities	441	171	270	—

Total	$2,859	$2,170	$683	$6

(1)
The fair value estimates of the two private equity funds comprising these investments are determined by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the total fair value estimates are disclosed in Level 3.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The following table presents the changes in the Level 3 fair value category for the years ended December 31, 2012 and 2011.

	Other Investments
(at and for the year ended December 31, in millions)	2012	2011
Balance at beginning of year	$18	$18
Actual return on plan assets:
Relating to assets still held	2	(1)
Relating to assets sold during the year	—	—
Purchases, sales, settlements and maturities:
Purchases	—	2
Sales	(12)	(1)
Settlements/maturities	—	—
Gross transfers into Level 3	—	—
Gross transfers out of Level 3	(2)	—

Balance at end of year	$6	$18

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

Fair Value—Other Postretirement Benefit Plan

        The Company's other postretirement benefit plan had financial assets of $18 million and $19 million at December 31, 2012 and 2011, respectively, which are measured at fair value on a recurring basis. The assets are primarily short-term securities and corporate bonds, and categorized as level 2 in the fair value hierarchy.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Estimated Future Benefit Payments

        The following table presents the estimated benefits expected to be paid by the Company's pension and postretirement benefit plans for the next ten years (reflecting estimated future employee service).

	Benefits Expected to be Paid
(in millions)	Pension Plans	Postretirement Benefit Plans
2013	$152	$15
2014	165	15
2015	176	15
2016	187	15
2017	198	15
2018 through 2022	1,118	70

Savings Plan

        The Company has a savings plan, The Travelers 401(k) Savings Plan (the Savings Plan), in which substantially all U.S. domestic Company employees are eligible to participate. Under the Savings Plan, the Company matches employee contributions up to 5% of eligible pay, with a maximum annual match of $5,000 which becomes 100% vested after three years of service. For the year ended December 31, 2011, existing employees whose annual base salary on December 31, 2010 was $175,000 or more, and employees hired during 2011 at an annual base salary of $175,000 or more, were not eligible for the Company's matching contribution. The Company's matching contribution is made in cash and invested according to the employee's current investment elections. The Company's matching contribution can be reinvested at any time into any other investment option. The Company's non-U.S. employees participate in separate savings plans. The total expense related to all of the savings plans was $92 million, $90 million and $94 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

15. LEASES

        Rent expense was $192 million, $191 million and $206 million in 2012, 2011 and 2010, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. LEASES (Continued)

        Future minimum annual rental payments under noncancellable operating leases for 2013, 2014, 2015, 2016 and 2017 are $164 million, $141 million, $118 million, $95 million and $59 million, respectively, and $89 million for 2018 and thereafter. Future sublease rental income aggregating approximately $6 million will partially offset these commitments.

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES

Contingencies

        The major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or to which any of the Company's properties is subject are described below.

Asbestos- and Environmental-Related Proceedings

        In the ordinary course of its insurance business, the Company has received and continues to receive claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation, including, among others, the litigation described below. The Company is defending asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances.

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

        In response to these claims, TPC moved to enjoin the Statutory Actions and the Common Law Claims in the federal bankruptcy court that had presided over the bankruptcy of TPC's former policyholder Johns-Manville Corporation on the ground that the suits violated injunctions entered in connection with confirmation of the Johns-Manville bankruptcy (the "1986 Orders"). The bankruptcy court issued a temporary restraining order and referred the parties to mediation. In November 2003,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

the parties reached a settlement of the Statutory and Hawaii Actions, which included a lump-sum payment of up to $412 million by TPC, subject to a number of significant contingencies. In May 2004, the parties reached a settlement resolving substantially all pending and similar future Common Law Claims against TPC, which included a payment of up to $90 million by TPC, subject to similar contingencies. Among the contingencies for each of these settlements was that the bankruptcy court issue an order, which must become a final order, clarifying that all of these claims, and similar future asbestos-related claims against TPC, as well as related contribution claims, are barred by the 1986 Orders.

        On August 17, 2004, the bankruptcy court entered an order approving the settlements and clarifying that the 1986 Orders barred the pending Statutory and Hawaii Actions and substantially all Common Law Claims pending against TPC (the "Clarifying Order"). The Clarifying Order also applies to similar direct action claims that may be filed in the future. Although the District Court substantially affirmed the Clarifying Order, on February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court's approval of the Clarifying Order.

        On December 12, 2008, the United States Supreme Court granted TPC's Petition for Writ of Certiorari and, on June 18, 2009, the Supreme Court reversed the Second Circuit's February 15, 2008 decision, finding, among other things, that the 1986 Orders are final and therefore may not be collaterally challenged on jurisdictional grounds. The Supreme Court further ruled that the bankruptcy court had jurisdiction to issue the Clarifying Order. However, since the Second Circuit had not ruled on certain additional issues, principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues.

        On March 22, 2010, the Second Circuit issued an opinion in which it found that the notice of the 1986 Orders provided to one remaining objector was insufficient to bar contribution claims by that objector against TPC. TPC's Petition for Rehearing and Rehearing En Banc were denied May 25, 2010 and, its Petition for Writ of Certiorari and Petition for a Writ of Mandamus were denied by the United States Supreme Court on November 29, 2010.

        The plaintiffs in the Statutory and Hawaii actions and the Common Law Claims actions thereafter filed motions in the bankruptcy court to compel TPC to make payment under the settlement agreements, arguing that all conditions precedent to the settlements had been met. On December 16, 2010, the bankruptcy court granted the plaintiffs' motions and ruled that TPC was required to fund the settlements. The court entered judgment against TPC on January 20, 2011 in accordance with this ruling and ordered TPC to pay the settlement amounts plus prejudgment interest. The bankruptcy court's judgment was reversed by the district court on March 1, 2012, the district court having found that the conditions to the settlements had not been met in view of the Second Circuit's March 22, 2010 ruling permitting the filing of contribution claims against TPC. The plaintiffs appealed the district court's March 1, 2012 decision to the Second Circuit Court of Appeals. Oral argument before the Second Circuit took place on January 10, 2013, and the parties await the court's decision.

        SPC, which is not covered by the Manville bankruptcy court rulings or the settlements described above, from time to time has been named as a defendant in direct action cases in Texas state court asserting common law claims. All such cases that are still pending and in which SPC has been served are currently on the inactive docket in Texas state court. If any of those cases becomes active, SPC intends to litigate those cases vigorously. SPC was previously a defendant in similar direct actions in

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

Ohio state court, which have been dismissed following favorable rulings by Ohio trial and appellate courts. From time to time, SPC and/or its subsidiaries have been named in similar individual direct actions in other jurisdictions.

        Outcome and Impact of Asbestos and Environmental Claims and Litigation.    Currently, it is not possible to predict legal outcomes and their impact on the future development of claims and litigation relating to asbestos and environmental claims. Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company's current reserves. In addition, the Company's estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's results of operations in future periods.

Other Proceedings Not Arising Under Insurance Contracts or Reinsurance Agreements

        Broker Anti-Trust Litigation—In 2005, four putative class action lawsuits were brought against a number of insurance brokers and insurers, including the Company, by plaintiffs who allegedly purchased insurance products through one or more of the defendant brokers. The plaintiffs alleged that various insurance brokers conspired with each other and with various insurers, including the Company, to artificially inflate premiums, allocate brokerage customers and rig bids for insurance products offered to those customers. To the extent they were not originally filed there, the federal class actions were transferred to the U.S. District Court for the District of New Jersey and were consolidated for pre-trial proceedings with other class actions under the caption In re Insurance Brokerage Antitrust Litigation. On August 1, 2005, various plaintiffs, including the four named plaintiffs in the above-referenced class actions, filed an amended consolidated class action complaint naming various brokers and insurers, including the Company, on behalf of a putative nationwide class of policyholders. The complaint included causes of action under the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act (RICO), state common law and the laws of the various states prohibiting antitrust violations. The complaint sought monetary damages, including punitive damages and trebled damages, permanent injunctive relief, restitution, including disgorgement of profits, interest and costs, including attorneys' fees. All defendants moved to dismiss the complaint for failure to state a claim. After giving plaintiffs multiple opportunities to replead, the court dismissed the Sherman Act claims on August 31, 2007 and the RICO claims on September 28, 2007, both with prejudice, and declined to exercise supplemental jurisdiction over the state law claims. The plaintiffs appealed the district court's decisions to the U.S. Court of Appeals for the Third Circuit. On August 16, 2010, the Third Circuit affirmed the district court's dismissal of all Sherman Act and RICO claims against certain defendants, including the Company, except for Sherman Act and RICO claims involving the sale of excess casualty insurance through a single defendant broker, as well as all state law claims, which they remanded to the district court for further proceedings. On October 1, 2010, defendants, including the Company, filed renewed motions to dismiss the remanded claims. On March 18, 2011, the Company and certain other defendants entered into an agreement with the plaintiffs to settle the lawsuit, under which the Company agreed to pay $6.75 million. Preliminary approval of the settlement was granted on June 27, 2011. On September 14, 2011, the court conducted a final fairness hearing, and on March 30, 2012, the court granted final approval of the settlement. On April 27, 2012, three members of the settlement class appealed the court's order granting final approval of the settlement to the U.S. Court of Appeals

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

for the Third Circuit. Each of those appeals has been dismissed. Accordingly, the settlement will proceed in accordance with the district court's final approval order and the Company's involvement in these class actions is concluded.

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

Gain Contingencies

        On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re (American Re), and three other reinsurers. By order dated October 22, 2010, the trial court corrected certain clerical errors and made certain clarifications to the August 17, 2010 order. On October 25, 2010, judgment was entered against American Re and the other three insurers, awarding USF&G $420 million, comprising $251 million ceded under the terms of the disputed reinsurance contract plus interest of 9% amounting to $169 million as of that date. The judgment, including the award of interest, was appealed by the reinsurers to the New York Supreme Court, Appellate Division, First Department. On January 24, 2012, the Appellate Division affirmed the judgment. On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of Appeals, and on March 12, 2012, the Appellate Division granted the reinsurers' motion. On February 7, 2013, the Court of Appeals issued an opinion that largely affirmed the summary judgment in USF&G's favor, while modifying in part the summary judgment with respect to two discrete issues and remanding the case to the trial court for determination of those issues. The Company believes it has a meritorious position on each of these issues and intends to pursue its claim vigorously. At December 31, 2012, the claim totaled $470 million, comprising $251 million of reinsurance recoverable plus interest which had grown to $219 million as of that date. Interest will continue to accrue at 9% until the claim is paid. The $251 million of reinsurance recoverable owed to USF&G under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company's consolidated balance sheet. The interest that would be owed as part of any judgment ultimately entered in favor of USF&G is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company's consolidated financial statements.

        In an unrelated action, The Travelers Indemnity Company is one of the Settlement Class plaintiffs and a class member in a class action lawsuit captioned Safeco Insurance Company of America, et al. v. American International Group, Inc. et al. (U.S. District Court, N.D. Ill.) in which the defendants are alleged to have engaged in the under-reporting of workers' compensation premium in connection with a workers' compensation reinsurance pool in which several subsidiaries of the Company participate. On July 26, 2011, the court granted preliminary approval of a class settlement pursuant to which the defendants agreed to pay $450 million to the class. The settlement includes a plan of allocation of the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

settlement proceeds among the class members. On December 21, 2011, the court entered an order granting final approval of the settlement, and on February 28, 2012, the district court issued a written opinion regarding its approval of the settlement. On March 27, 2012, three parties who objected to the settlement appealed the court's orders approving the settlement to the U.S. Court of Appeals for the Seventh Circuit. On January 11, 2013, all parties, including the three parties who had objected to the settlement, filed a Stipulation of Dismissal indicating that there were no longer any objections to the settlement. All parties are awaiting an order from the Seventh Circuit in response to the Stipulation of Dismissal. The Company anticipates that its allocation from the settlement fund, in the event the settlement becomes final, will be approximately $90 million. This amount is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly will be recognized in the Company's consolidated financial statements during the period in which it is received by the Company.

Other Commitments and Guarantees

Commitments

        Investment Commitments—The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests. These commitments totaled $1.27 billion and $1.15 billion at December 31, 2012 and 2011, respectively.

Guarantees

        In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation. Such indemnification provisions generally survive for periods ranging from seven years following the applicable closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be other agreed upon term limitations or no term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments. The maximum amount of the Company's contingent obligation for indemnifications related to the sale of business entities that are quantifiable was $471 million at December 31, 2012, of which $9 million was recognized on the balance sheet at that date.

        The Company also has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various other indemnifications. The Company also provides standard indemnifications to service providers in the normal course of business. The indemnification clauses are often standard contractual terms. Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements. The maximum amount of the Company's obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $129 million at December 31, 2012, approximately $63 million of which is indemnified by a third party. The maximum amount of the Company's

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at December 31, 2012, all of which is indemnified by a third party.

17. NONCASH INVESTING AND FINANCING ACTIVITIES

        There were no material noncash financing or investing activities during the years ended December 31, 2012, 2011 and 2010.

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

        The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, its wholly-owned subsidiary, which totaled $1.20 billion at December 31, 2012.

        Prior to the merger of TPC and SPC in 2004, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary TIGHI. Concurrent with the merger, The Travelers Companies, Inc. fully and unconditionally assumed such guarantee obligations of TPC. TPC is deemed to have no assets or operations independent of TIGHI. Consolidating financial information for TIGHI has not been presented herein because such financial information would be substantially the same as the financial information provided for TPC.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2012

(in millions)	TPC	Other Subsidiaries	Travelers(2)	Eliminations	Consolidated
Revenues
Premiums	$15,158	$7,199	$—	$—	$22,357
Net investment income	1,912	968	9	—	2,889
Fee income	321	2	—	—	323
Net realized investment gains(1)	29	22	—	—	51
Other revenues	87	34	(1)	—	120

Total revenues	17,507	8,225	8	—	25,740

Claims and expenses
Claims and claim adjustment expenses	9,908	4,768	—	—	14,676
Amortization of deferred acquisition costs	2,636	1,274	—	—	3,910
General and administrative expenses	2,445	1,161	4	—	3,610
Interest expense	73	—	305	—	378

Total claims and expenses	15,062	7,203	309	—	22,574

Income (loss) before income taxes	2,445	1,022	(301)	—	3,166
Income tax expense (benefit)	588	224	(119)	—	693
Net income of subsidiaries	—	—	2,655	(2,655)	—

Net income	$1,857	$798	$2,473	$(2,655)	$2,473

(1)
Total other-than-temporary impairment (OTTI) for the year ended December 31, 2012, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers(2)	Eliminations	Consolidated
Total OTTI gains	$18	$9	$—	$—	$27
OTTI losses recognized in net realized investment gains	$(9)	$(6)	$—	$—	$(15)
OTTI gains recognized in OCI	$27	$15	$—	$—	$42

(2)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers(2)	Eliminations	Consolidated
Revenues
Premiums	$14,903	$7,187	$—	$—	$22,090
Net investment income	1,933	938	8	—	2,879
Fee income	294	2	—	—	296
Net realized investment gains (losses)(1)	10	50	(5)	—	55
Other revenues	103	23	—	—	126

Total revenues	17,243	8,200	3	—	25,446

Claims and expenses
Claims and claim adjustment expenses	10,906	5,370	—	—	16,276
Amortization of deferred acquisition costs	2,594	1,282	—	—	3,876
General and administrative expenses	2,377	1,152	27	—	3,556
Interest expense	73	—	313	—	386

Total claims and expenses	15,950	7,804	340	—	24,094

Income (loss) before income taxes	1,293	396	(337)	—	1,352
Income tax expense (benefit)	111	14	(199)	—	(74)
Net income of subsidiaries	—	—	1,564	(1,564)	—

Net income	$1,182	$382	$1,426	$(1,564)	$1,426

(1)
Total other-than-temporary impairment (OTTI) for the year ended December 31, 2011, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers(2)	Eliminations	Consolidated
Total OTTI gains	$15	$15	$—	$—	$30
OTTI losses recognized in net realized investment gains (losses)	$(15)	$(10)	$—	$—	$(25)
OTTI gains recognized in OCI	$30	$25	$—	$—	$55

(2)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2010

(in millions)	TPC	Other Subsidiaries	Travelers(2)	Eliminations	Consolidated
Revenues
Premiums	$14,445	$6,987	$—	$—	$21,432
Net investment income	2,078	970	11	—	3,059
Fee income	285	2	—	—	287
Net realized investment gains(1)	57	200	7	—	264
Other revenues	111	20	(60)	(1)	70

Total revenues	16,976	8,179	(42)	(1)	25,112

Claims and expenses
Claims and claim adjustment expenses	8,786	4,424	—	—	13,210
Amortization of deferred acquisition costs	2,548	1,254	—	—	3,802
General and administrative expenses	2,306	1,086	14	—	3,406
Interest expense	74	—	315	(1)	388

Total claims and expenses	13,714	6,764	329	(1)	20,806

Income (loss) before income taxes	3,262	1,415	(371)	—	4,306
Income tax expense (benefit)	798	382	(90)	—	1,090
Net income of subsidiaries	—	—	3,497	(3,497)	—

Net income	$2,464	$1,033	$3,216	$(3,497)	$3,216

(1)
Total other-than-temporary impairment (OTTI) for the year ended December 31, 2010, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers(2)	Eliminations	Consolidated
Total OTTI gains (losses)	$10	$(3)	$—	$—	$7
OTTI losses recognized in net realized investment gains	$(12)	$(14)	$—	$—	$(26)
OTTI gains recognized in OCI	$22	$11	$—	$—	$33

(2)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the year ended December 31, 2012

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Net income	$1,857	$798	$2,473	$(2,655)	$2,473

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	248	23	10	—	281
Having credit losses recognized in the consolidated statement of income	57	24	—	—	81
Net changes in benefit plan assets and obligations	(6)	(5)	(58)	—	(69)
Net changes in unrealized foreign currency translation and other changes	(19)	62	—	—	43

Other comprehensive income (loss) before income taxes and other comprehensive income of subsidiaries	280	104	(48)	—	336
Income tax expense (benefit)	101	21	(17)	—	105

Other comprehensive income (loss), net of taxes, before other comprehensive income of subsidiaries	179	83	(31)	—	231
Other comprehensive income of subsidiaries	—	—	262	(262)	—

Other comprehensive income	179	83	231	(262)	231

Comprehensive income	$2,036	$881	$2,704	$(2,917)	$2,704

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the year ended December 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Net income	$1,182	$382	$1,426	$(1,564)	$1,426

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	1,100	472	(2)	—	1,570
Having credit losses recognized in the consolidated statement of income	(10)	14	—	—	4
Net changes in benefit plan assets and obligations	(5)	1	(303)	—	(307)
Net changes in unrealized foreign currency translation and other changes	(76)	(14)	—	—	(90)

Other comprehensive income (loss) before income taxes and other comprehensive income of subsidiaries	1,009	473	(305)	—	1,177
Income tax expense (benefit)	356	177	(106)	—	427

Other comprehensive income (loss), net of taxes, before other comprehensive income of subsidiaries	653	296	(199)	—	750
Other comprehensive income of subsidiaries	—	—	949	(949)	—

Other comprehensive income	653	296	750	(949)	750

Comprehensive income	$1,835	$678	$2,176	$(2,513)	$2,176

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the year ended December 31, 2010

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Net income	$2,464	$1,033	$3,216	$(3,497)	$3,216

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(77)	(42)	1	—	(118)
Having credit losses recognized in the consolidated statement of income	85	38	—	—	123
Net changes in benefit plan assets and obligations	3	3	33	—	39
Net changes in unrealized foreign currency translation and other changes	4	8	—	—	12

Other comprehensive income before income taxes and other comprehensive income of subsidiaries	15	7	34	—	56
Income tax expense	—	9	11	—	20

Other comprehensive income (loss), net of taxes, before other comprehensive income of subsidiaries	15	(2)	23	—	36
Other comprehensive income of subsidiaries	—	—	13	(13)	—

Other comprehensive income (loss)	15	(2)	36	(13)	36

Comprehensive income	$2,479	$1,031	$3,252	$(3,510)	$3,252

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2012

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,829)	$44,336	$21,019	$38	$—	$65,393
Equity securities, available for sale, at fair value (cost $462)	153	386	106	—	645
Real estate investments	33	850	—	—	883
Short-term securities	1,187	338	1,958	—	3,483
Other investments	2,443	990	1	—	3,434

Total investments	48,152	23,583	2,103	—	73,838

Cash	177	151	2	—	330
Investment income accrued	507	240	5	—	752
Premiums receivable	3,944	1,928	—	—	5,872
Reinsurance recoverables	7,112	3,600	—	—	10,712
Ceded unearned premiums	698	158	—	—	856
Deferred acquisition costs	1,560	232	—	—	1,792
Contractholder receivables	3,540	1,266	—	—	4,806
Goodwill	2,411	954	—	—	3,365
Other intangible assets	268	113	—	—	381
Investment in subsidiaries	—	—	28,562	(28,562)	—
Other assets	1,930	286	18	—	2,234

Total assets	$70,299	$32,511	$30,690	$(28,562)	$104,938

Liabilities
Claims and claim adjustment expense reserves	$33,598	$17,324	$—	$—	$50,922
Unearned premium reserves	7,751	3,490	—	—	11,241
Contractholder payables	3,540	1,266	—	—	4,806
Payables for reinsurance premiums	151	195	—	—	346
Deferred taxes	316	123	(101)	—	338
Debt	1,191	—	5,159	—	6,350
Other liabilities	4,107	1,186	237	—	5,530

Total liabilities	50,654	23,584	5,295	—	79,533

Shareholders' equity
Common stock (1,750.0 shares authorized; 377.4 shares issued and outstanding)	—	390	21,161	(390)	21,161
Additional paid-in capital	11,135	6,501	—	(17,636)	—
Retained earnings	6,404	1,113	21,342	(7,507)	21,352
Accumulated other comprehensive income	2,106	923	2,236	(3,029)	2,236
Treasury stock, at cost (372.3 shares)	—	—	(19,344)	—	(19,344)

Total shareholders' equity	19,645	8,927	25,395	(28,562)	25,405

Total liabilities and shareholders' equity	$70,299	$32,511	$30,690	$(28,562)	$104,938

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,994)	$43,438	$20,761	$33	$—	$64,232
Equity securities, available for sale, at fair value (cost $414)	146	319	94	—	559
Real estate investments	33	832	—	—	865
Short-term securities	879	376	2,339	—	3,594
Other investments	2,446	1,004	1	—	3,451

Total investments	46,942	23,292	2,467	—	72,701

Cash	114	98	2	—	214
Investment income accrued	517	251	—	—	768
Premiums receivable	3,865	1,865	—	—	5,730
Reinsurance recoverables	7,372	3,783	—	—	11,155
Ceded unearned premiums	656	172	—	—	828
Deferred acquisition costs	1,536	250	—	—	1,786
Deferred taxes	(82)	(47)	136	—	7
Contractholder receivables	3,891	1,295	—	—	5,186
Goodwill	2,411	954	—	—	3,365
Other intangible assets	297	136	—	—	433
Investment in subsidiaries	—	—	27,565	(27,565)	—
Other assets	1,983	52	367	—	2,402

Total assets	$69,502	$32,101	$30,537	$(27,565)	$104,575

Liabilities
Claims and claim adjustment expense reserves	$33,727	$17,665	$—	$—	$51,392
Unearned premium reserves	7,644	3,458	—	—	11,102
Contractholder payables	3,891	1,295	—	—	5,186
Payables for reinsurance premiums	178	211	—	—	389
Debt	1,190	—	5,415	—	6,605
Other liabilities	3,910	859	655	—	5,424

Total liabilities	50,540	23,488	6,070	—	80,098

Shareholders' equity
Common stock (1,750.0 shares authorized; 392.8 shares issued and outstanding)	—	390	20,732	(390)	20,732
Additional paid-in capital	11,135	6,501	—	(17,636)	—
Retained earnings	5,900	882	19,569	(6,772)	19,579
Accumulated other comprehensive income	1,927	840	2,005	(2,767)	2,005
Treasury stock, at cost (349.0 shares)	—	—	(17,839)	—	(17,839)

Total shareholders' equity	18,962	8,613	24,467	(27,565)	24,477

Total liabilities and shareholders' equity	$69,502	$32,101	$30,537	$(27,565)	$104,575

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2012

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,857	$798	$2,473	$(2,655)	$2,473
Net adjustments to reconcile net income to net cash provided by operating activities	715	7	(700)	735	757

Net cash provided by operating activities	2,572	805	1,773	(1,920)	3,230

Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,905	2,462	2	—	8,369
Proceeds from sales of investments:
Fixed maturities	730	355	2	—	1,087
Equity securities	21	16	—	—	37
Real estate investments	—	53	—	—	53
Other investments	555	280	—	—	835
Purchases of investments:
Fixed maturities	(7,361)	(3,077)	(9)	—	(10,447)
Equity securities	(18)	(28)	(2)	—	(48)
Real estate investments	—	(95)	—	—	(95)
Other investments	(371)	(163)	—	—	(534)
Net sales (purchases) of short-term securities	(308)	44	381	—	117
Securities transactions in course of settlement	14	(36)	(1)	—	(23)
Other	(323)	—	—	—	(323)

Net cash provided by (used in) investing activities	(1,156)	(189)	373	—	(972)

Cash flows from financing activities
Payment of debt	—	—	(258)	—	(258)
Dividends paid to shareholders	—	—	(694)	—	(694)
Issuance of common stock—employee share options	—	—	295	—	295
Treasury stock acquired—share repurchase authorization	—	—	(1,474)	—	(1,474)
Treasury stock acquired—net employee share-based compensation	—	—	(53)	—	(53)
Excess tax benefits from share-based payment arrangements	—	—	38	—	38
Dividends paid to parent company	(1,353)	(567)	—	1,920	—

Net cash used in financing activities	(1,353)	(567)	(2,146)	1,920	(2,146)

Effect of exchange rate changes on cash	—	4	—	—	4

Net increase in cash	63	53	—	—	116
Cash at beginning of year	114	98	2	—	214

Cash at end of year	$177	$151	$2	$—	$330

Supplemental disclosure of cash flow information
Income taxes paid (received)	$287	$108	$(207)	$—	$188
Interest paid	$73	$—	$302	$—	$375

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,182	$382	$1,426	$(1,564)	$1,426
Net adjustments to reconcile net income to net cash provided by operating activities	736	98	635	(726)	743

Net cash provided by operating activities	1,918	480	2,061	(2,290)	2,169

Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,902	2,502	—	—	7,404
Proceeds from sales of investments:
Fixed maturities	720	440	1	—	1,161
Equity securities	82	53	—	—	135
Real estate investments	1	—	—	—	1
Other investments	343	251	—	—	594
Purchases of investments:
Fixed maturities	(5,714)	(2,978)	(12)	—	(8,704)
Equity securities	(30)	(71)	(30)	—	(131)
Real estate investments	(24)	(42)	—	—	(66)
Other investments	(711)	(178)	—	—	(889)
Net sales (purchases) of short-term securities	717	25	1,276	—	2,018
Securities transactions in course of settlement	(46)	46	—	—	—
Other	(351)	(20)	—	—	(371)

Net cash provided by (used in) investing activities	(111)	28	1,235	—	1,152

Cash flows from financing activities
Payment of debt	—	(8)	—	—	(8)
Dividends paid to shareholders	—	—	(665)	—	(665)
Issuance of common stock—employee share options	—	—	314	—	314
Treasury stock acquired—share repurchase authorization	—	—	(2,919)	—	(2,919)
Treasury stock acquired—net employee share-based compensation	—	—	(46)	—	(46)
Excess tax benefits from share-based payment arrangements	—	—	18	—	18
Dividends paid to parent company	(1,779)	(521)	—	2,300	—
Capital contributions, loans and other transactions between subsidiaries	—	10	—	(10)	—

Net cash used in financing activities	(1,779)	(519)	(3,298)	2,290	(3,306)

Effect of exchange rate changes on cash	—	(1)	—	—	(1)

Net increase (decrease) in cash	28	(12)	(2)	—	14
Cash at beginning of year	86	110	4	—	200
Cash at end of year	$114	$98	$2	$—	$214

Supplemental disclosure of cash flow information
Income taxes paid (received)	$206	$109	$(97)	$—	$218
Interest paid	$73	$—	$309	$—	$382

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2010

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,464	$1,033	$3,216	$(3,497)	$3,216
Net adjustments to reconcile net income to net cash provided by operating activities	(77)	(514)	3,626	(3,197)	(162)

Net cash provided by operating activities	2,387	519	6,842	(6,694)	3,054

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,920	1,966	10	—	5,896
Proceeds from sales of investments:
Fixed maturities	2,289	1,424	—	—	3,713
Equity securities	29	148	24	—	201
Real estate investments	—	10	—	—	10
Other investments	338	280	99	—	717
Purchases of investments:
Fixed maturities	(4,201)	(2,576)	(8)	—	(6,785)
Equity securities	(2)	(33)	(26)	—	(61)
Real estate investments	—	(21)	—	—	(21)
Other investments	(305)	(209)	—	—	(514)
Net sales (purchases) of short-term securities	632	392	(1,723)	—	(699)
Securities transactions in course of settlement	(4)	(26)	—	—	(30)
Other	(313)	(5)	—	—	(318)

Net cash provided by (used in) investing activities	2,383	1,350	(1,624)	—	2,109

Cash flows from financing activities
Payment of debt	(4)	—	(1,156)	—	(1,160)
Issuance of debt	—	—	1,234	—	1,234
Dividends paid to shareholders	—	—	(673)	—	(673)
Issuance of common stock—employee share options	—	—	408	—	408
Treasury stock acquired—share repurchase authorization	—	—	(4,998)	—	(4,998)
Treasury stock acquired—net employee share-based compensation	—	—	(40)	—	(40)
Excess tax benefits from share-based payment arrangements	—	—	8	—	8
Dividends paid to parent company	(4,827)	(1,849)	—	6,676	—
Capital contributions, loans and other transactions between subsidiaries	15	(35)	2	18	—

Net cash used in financing activities	(4,816)	(1,884)	(5,215)	6,694	(5,221)

Effect of exchange rate changes on cash	—	3	—	—	3

Net increase (decrease) in cash	(46)	(12)	3	—	(55)
Cash at beginning of year	132	122	1	—	255

Cash at end of year	$86	$110	$4	$—	$200

Supplemental disclosure of cash flow information
Income taxes paid (received)	$579	$321	$(116)	$—	$784
Interest paid	$73	$—	$324	$—	$397

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2012 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,392	$6,359	$6,512	$6,477	$25,740
Total expenses	5,315	5,751	5,342	6,166	22,574

Income before income taxes	1,077	608	1,170	311	3,166
Income tax expense	271	109	306	7	693

Net income	$806	$499	$864	$304	$2,473

Net income per share(1):
Basic	$2.04	$1.27	$2.23	$0.79	$6.35
Diluted	2.02	1.26	2.21	0.78	6.30

2011 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,278	$6,388	$6,407	$6,373	$25,446
Total expenses	5,309	7,115	6,075	5,595	24,094

Income (loss) before income taxes	969	(727)	332	778	1,352
Income tax expense (benefit)	130	(363)	(1)	160	(74)

Net income (loss)	$839	$(364)	$333	$618	$1,426

Net income (loss) per share(1):
Basic	$1.94	$(0.88)	$0.80	$1.52	$3.40
Diluted	1.92	(0.88)	0.79	1.51	3.36

(1)
Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2012. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

        In addition, there was no change in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management has assessed the Company's internal control over financial reporting as of December 31, 2012. The standard measures adopted by management in making its evaluation are the measures in the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2012, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

        KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting which follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited The Travelers Companies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 19, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP

New York, New York
February 19, 2013

Item 9B.    OTHER INFORMATION

        Executive Ownership and Sales.    All of the Company's executive officers hold equity in the Company in excess of the required level under the Company's executive stock ownership policy. For a summary of this policy as currently in effect, see "Compensation Discussion and Analysis—Stock Ownership Guidelines" in the Company's proxy statement filed with the Securities and Exchange Commission (SEC) on April 10, 2012. From time to time, some of the Company's executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell shares of common stock of the Company in the open market, in private transactions or to the Company. To effect such sales, some of the Company's executives have entered into, and may in the future enter into, trading plans designed to comply with the Company's Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives' ownership of the Company's shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

        As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer, and Jay S. Benet, Vice Chairman and Chief Financial Officer were the only "named executive officers" (i.e., an executive officer named in the compensation disclosures in the Company's proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect. The trading plans extend from approximately five to ten months from the date of this report. Under the Company's stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary, and Mr. Benet has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amounts are calculated for purposes of the stock ownership guidelines). See "Compensation Discussion and Analysis—Stock Ownership Guidelines" in the Company's proxy statement filed with the SEC on April 10, 2012.

        Annual Meeting and Record Date.    The Board of Directors has set the date of the 2013 Annual Meeting of Shareholders and the related record date. The Annual Meeting will be held in Hartford, CT on May 22, 2013, and the shareholders entitled to receive notice of and vote at the meeting will be the shareholders of record at the close of business on March 25, 2013.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

        Set forth below is information concerning the Company's executive officers as of February 19, 2013.

Name	Age	Office
Jay S. Fishman	60	Chairman of the Board of Directors and Chief Executive Officer
Jay S. Benet	60	Vice Chairman and Chief Financial Officer
Brian W. MacLean	59	President and Chief Operating Officer
Charles J. Clarke	77	Vice Chairman
William H. Heyman	64	Vice Chairman and Chief Investment Officer
Alan D. Schnitzer	47	Vice Chairman—Financial, Professional & International Insurance and Field Management; Chief Legal Officer
Doreen Spadorcia	55	Vice Chairman—Claim Services, Personal Insurance, Operations and Systems, and Risk Control
Andy F. Bessette	59	Executive Vice President and Chief Administrative Officer
Kenneth F. Spence, III	57	Executive Vice President and General Counsel
Maria Olivo	48	Executive Vice President—Strategic Development and Corporate Treasurer
William E. Cunningham, Jr.	47	Executive Vice President—Business Insurance
John P. Clifford, Jr.	57	Executive Vice President—Human Resources

        Jay S. Fishman, 60, has been Chairman since September 2005 and Chief Executive Officer of the Company since joining SPC in October 2001. He held the additional title of President from October 2001 until June 2008 and Chairman of SPC from October 2001 until the Merger. Mr. Fishman held several key executive posts at Citigroup Inc. from 1998 to October 2001, including Chairman, Chief Executive Officer and President of the Travelers insurance businesses. Starting in 1989, Mr. Fishman worked as an executive for Primerica, which became part of Citigroup.

        Jay S. Benet, 60, has been Vice Chairman and Chief Financial Officer since August 2005, and before that, he was Executive Vice President and Chief Financial Officer of the Company since the Merger, and from February 2002 until the Merger, he held those same offices at TPC. From March 2001 until January 2002, Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup and Chief Financial Officer for Citigroup's Global Consumer Europe, Middle East and Africa unit between April 2000 and March 2001. Before that, Mr. Benet spent ten years in various executive positions with Travelers Life & Annuity, including Chief Financial Officer of Travelers Life & Annuity and Executive Vice President, Group Annuity from December 1998 to April 2000, and Senior Vice President Group Annuity from December 1996 to December 1998. Prior to joining Travelers Life & Annuity, Mr. Benet was a partner of Coopers & Lybrand (now PricewaterhouseCoopers).

        Brian W. MacLean, 59, has been Chief Operating Officer since May 2005 and President since June 2008. Prior to that, he had been Executive Vice President and Chief Operating Officer since May 2005. Prior to that, he had been Co-Chief Operating Officer of the Company since February 2005. Before that, he was Executive Vice President, Claim Services for the Company, and prior thereto, for TPC. Prior to that, Mr. MacLean served as President of Select Accounts for TIGHI from July 1999 to January 2002. He also served as Chief Financial Officer of Claim Services from March 1993 to June 1996. From June 1996 to July 1999, Mr. MacLean was Chief Financial Officer for Commercial Lines. He joined TIGHI in 1988.

        Charles J. "Chuck" Clarke, 77, has been Vice Chairman of the Company since the Merger at which time he was serving in the roles of President, Vice Chairman and Director of TPC. Mr. Clarke joined Travelers in 1958 as an assistant underwriter. During his tenure at Travelers, Mr. Clarke progressed through positions of increasing responsibility. Of note, he was appointed Senior Vice President for the National Accounts Group's property-casualty business in 1985 and subsequently assumed the responsibility of Chairman of Commercial Lines in 1990.

        William H. Heyman, 64, has been Chief Investment Officer of the Company since the Merger and Vice Chairman since May 2005. Prior to May 2005, he was Executive Vice President and Chief Investment Officer of the Company since the Merger. Prior to the Merger, he held those same offices with SPC since he joined SPC in May 2002. Mr. Heyman held various executive positions with Citigroup from 1995 through 2002, including the position of chairman of Citigroup Investments from 2000 to 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.

        Alan D. Schnitzer, 47, has been Vice Chairman—Financial, Professional & International Insurance and Field Management; Chief Legal Officer since May 2012. Prior to that, he was Vice Chairman and Chief Legal Officer since joining the Company in April 2007 and Executive Vice President—Financial, Professional and International Insurance since May 2008. Prior to that time, he was a partner at the law firm of Simpson Thacher & Bartlett LLP, where he advised corporate clients on a variety of transactions and general corporate law matters. Mr. Schnitzer joined Simpson Thacher in 1991.

        Doreen Spadorcia, 55, has been Vice Chairman—Claim Services, Personal Insurance, Operations and Systems, and Risk Control since May 2012. Prior to that, she was Chief Executive Officer—Personal Insurance and Executive Vice President—Claim Services, from July 2009 to May 2012. From March 2005 to July 2009, she was Executive Vice President—Claim Services. Prior to that, she was President and Chief Executive Officer of Bond operations for the Company since the Merger and, before that, for TPC since June 2002. From 1994 to May 2002, she managed the TPC Bond claim operation and served as General Counsel of that business unit. She joined TIGHI in 1986 as a claim attorney.

        Andy F. Bessette, 59, has been Executive Vice President and Chief Administrative Officer of the Company since the Merger, and prior to that, he held the same offices with SPC since joining SPC in January 2002. Before that, he was Vice President of Corporate Real Estate and Services for TPC. From 1980 to December 2001, Mr. Bessette held a number of management positions at TIGHI.

        Kenneth F. Spence, III, 57, has been Executive Vice President and General Counsel of the Company since January 2005. From August 2004 to January 2005, he was Senior Vice President and General Counsel. Prior to that, Mr. Spence served in several leadership positions in the Company's Legal Services group, and from April 1998 until the Merger, in SPC's Legal Services Group. Mr. Spence joined SPC in April 1998, upon SPC's merger with USF&G Corporation, where he had served as legal counsel.

        Maria Olivo, 48, has been Executive Vice President—Strategic Development and Corporate Treasurer since July 2010. Prior to that, she was Executive Vice President—Treasurer since June 2009. Prior to that, she was Executive Vice President—Market Development since October 2007. Since joining the company in 2002, Ms. Olivo has held a number of executive positions, including leading Corporate Development, Investor Relations and Corporate Communications. Prior to joining Travelers in 2002, Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 to June 2002. Prior to that, she was a director in Salomon Smith Barney's Investment Bank.

        William E. Cunningham, Jr., 47, has been Executive Vice President—Business Insurance since March 2010. Prior to that, he served as Senior Vice President—Business Insurance where he was responsible for Commercial Accounts, Construction, Technology, Public Sector Services, Global Accounts, Excess Casualty and Oil & Gas since September 2007. In July 2006, he was named President and CEO of Commercial Accounts. He had been promoted to President of National Accounts in 2005 and President of Travelers Construction in April 2001. Prior to that, Mr. Cunningham served as Regional Vice President for the Northeast Region of National Accounts since July 1997, after serving as Managing Director of the Northeastern territory for National Accounts since 1996. He began his career with Travelers in 1987 as an account executive in the Commercial Accounts marketing department in Albany, New York.

        John P. Clifford, Jr., 57, has been Executive Vice President—Human Resources since May 2007, and before that he was Senior Vice President—Human Resources of the Company since the Merger, and from February 2002 until the Merger, he held that same office at SPC. From January 1994 through February 2002 he managed compensation and benefits for SPC and was named Vice President in 1999. He joined SPC in 1984 as a compensation analyst.

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

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 22, 2013 are incorporated herein by reference: "Item 1—Election of Directors—Nominees for Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors Information."

Item 11.    EXECUTIVE COMPENSATION

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 22, 2013 are incorporated herein by reference: "Compensation Discussion and Analysis," "Compensation Committee Report," "Tabular Executive Compensation Disclosure" and "Non-Employee Director Compensation."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The "Share Ownership Information" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 22, 2013 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2012 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan (the 2004 Incentive Plan) which replaced prior share-based incentive plans (legacy plans). In connection with the adoption of the 2004 Incentive Plan, legacy share-based compensation plans were terminated. Outstanding grants were not affected by the termination of these legacy plans, including the reload method of option exercise related to prior option grants under the legacy plans. As of December 31, 2012, there were no longer any options eligible for reload.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	15,628,511	$51.42 per share	57,119,391	(2)

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

(2)
These shares are available for grant as of December 31, 2012 under the 2004 Incentive Plan pursuant to which the Compensation Committee of the board of directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company's common stock. The 2004 Incentive Plan had 35 million shares initially authorized for issuance. In addition to these 35 million shares, the following shares will become available for grant under the 2004 Incentive Plan, and, to the extent such shares became available as of December 31, 2012, they are included in the table as available for grant: (i) shares covered by outstanding awards under the 2004 Incentive Plan and legacy plans that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally; and (iii) shares purchased by the Company on the open market using cash from option exercises, as limited by the 2004 Incentive Plan.

The provisions of the preceding paragraph that result in shares becoming available for future grants under the 2004 Incentive Plan also apply to any awards granted under legacy share-based incentive compensation plans that were outstanding on the effective date of the 2004 Incentive Plan except for certain shares delivered to or retained in legacy plans in connection with the withholding of taxes applicable to the exercise of outstanding options that had reload features.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The "Item 1—Election of Directors—Nominees for Election of Directors," "Director Independence and Independence Determinations," "Transactions with Related Persons and Certain Control Persons—Related Person Transaction Approval," "Employment Relationships" and

"Third-Party Transactions" sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 22, 2013 are incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The "Item 2—Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 22, 2013 is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Documents filed as a part of the report:

  (1)
  Financial Statements. See Index to Consolidated Financial Statements on page 157 hereof.

  (2)
  Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 266 hereof.

  (3)
  Exhibits:

    See Exhibit Index on pages 276-280 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRAVELERS COMPANIES, INC. (Registrant)
Date: February 19, 2013	By	/s/ MATTHEW S. FURMAN Matthew S. Furman Senior Vice President (Authorized Signatory)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ JAY S. FISHMAN Jay S. Fishman	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 19, 2013
By	/s/ JAY S. BENET Jay S. Benet	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 19, 2013
By	/s/ DOUGLAS K. RUSSELL Douglas K. Russell	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 19, 2013
By	* Alan L. Beller	Director	February 19, 2013
By	* John H. Dasburg	Director	February 19, 2013
By	* Janet M. Dolan	Director	February 19, 2013
By	* Kenneth M. Duberstein	Director	February 19, 2013
By	* Lawrence G. Graev	Director	February 19, 2013
By	* Patricia L. Higgins	Director	February 19, 2013

Date
By	* Thomas R. Hodgson	Director	February 19, 2013
By	* William J. Kane	Director	February 19, 2013
By	* Cleve L. Killingsworth, Jr.	Director	February 19, 2013
By	* Donald J. Shepard	Director	February 19, 2013
By	* Laurie J. Thomsen	Director	February 19, 2013
*By	/s/ MATTHEW S. FURMAN Matthew S. Furman, Attorney-in-fact		February 19, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        Under date of February 19, 2013, we reported on the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

        In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP KPMG LLP

New York, New York
February 19, 2013

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2012	2011	2010
Revenues
Net investment income	$9	$8	$11
Net realized investment gains (losses)(1)	—	(5)	7
Other revenues	(1)	—	(60)

Total revenues	8	3	(42)

Expenses
Interest	305	313	315
Other	4	27	14

Total expenses	309	340	329

Loss before income taxes and net income of subsidiaries	(301)	(337)	(371)
Income tax benefit	(119)	(199)	(90)

Loss before net income of subsidiaries	(182)	(138)	(281)
Net income of subsidiaries	2,655	1,564	3,497

Net income	$2,473	$1,426	$3,216

(1)
The parent company had no other-than-temporary impairment gains or losses recognized in net realized investment gains (losses) or in other comprehensive income during the years ended December 31, 2012, 2011 and 2010.

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

For the year ended December 31,	2012	2011	2010
Consolidated net income	$2,473	$1,426	$3,216

Other comprehensive income—parent company:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	10	(2)	1
Having credit losses recognized in the consolidated statement of income	—	—	—
Net changes in benefit plan assets and obligations	(58)	(303)	33
Net changes in unrealized foreign currency translation and other changes	—	—	—

Other comprehensive income (loss) before income taxes and other comprehensive income of subsidiaries	(48)	(305)	34
Income tax expense (benefit)	(17)	(106)	11

Other comprehensive income (loss), net of taxes before other comprehensive income of subsidiaries	(31)	(199)	23
Other comprehensive income of subsidiaries	262	949	13

Consolidated other comprehensive income	231	750	36

Consolidated comprehensive income	$2,704	$2,176	$3,252

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

At December 31,	2012	2011
Assets
Fixed maturities	$38	$33
Equity securities	106	94
Short-term securities	1,958	2,339
Investment in subsidiaries	28,562	27,565
Other assets	26	506

Total assets	$30,690	$30,537

Liabilities
Debt	$5,159	$5,415
Other liabilities	136	655

Total liabilities	5,295	6,070

Shareholders' equity
Common stock (1,750.0 shares authorized, 377.4 and 392.8 shares issued and outstanding)	21,161	20,732
Retained earnings	21,342	19,569
Accumulated other comprehensive income	2,236	2,005
Treasury stock, at cost (372.3 and 349.0 shares)	(19,344)	(17,839)

Total shareholders' equity	25,395	24,467

Total liabilities and shareholders' equity	$30,690	$30,537

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2012	2011	2010
Cash flows from operating activities
Net income	$2,473	$1,426	$3,216
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(2,655)	(1,564)	(3,497)
Dividends received from consolidated subsidiaries	1,920	2,300	6,676
Capital (contributed to) repaid from subsidiaries	—	(10)	19
Deferred federal income tax (benefit) expense	52	43	(46)
Change in income taxes payable	(1)	(162)	63
Other	(16)	28	411

Net cash provided by operating activities	1,773	2,061	6,842

Cash flows from investing activities
Net sales (purchases) of short-term securities	381	1,276	(1,723)
Other investments, net	(8)	(41)	99

Net cash provided by (used in) investing activities	373	1,235	(1,624)

Cash flows from financing activities
Payment of debt	(258)	—	(1,156)
Issuance of debt	—	—	1,234
Dividends paid to shareholders	(694)	(665)	(673)
Issuance of common stock—employee share options	295	314	408
Treasury stock acquired—share repurchase authorization	(1,474)	(2,919)	(4,998)
Treasury stock acquired—net employee share-based compensation	(53)	(46)	(40)
Other	38	18	10

Net cash used in financing activities	(2,146)	(3,298)	(5,215)

Net increase (decrease) in cash	—	(2)	3
Cash at beginning of year	2	4	1

Cash at end of year	$2	$2	$4

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$207	$97	$116
Cash paid during the year for interest	$302	$309	$324

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

2.     GUARANTEES

        In the ordinary course of selling business entities to third parties, The Travelers Companies, Inc. (TRV) has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of TRV and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation. Such indemnification provisions generally survive for periods ranging from eight years following the applicable closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be other agreed upon term limitations or no term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before TRV is obligated to make payments. The maximum amount of TRV's contingent obligation for indemnifications related to the sale of business entities that are quantifiable was $95 million at December 31, 2012, of which $9 million was recognized on the balance sheet at that date.

        TRV also has contingent obligations for guarantees related to its subsidiary's debt obligations and various other indemnifications. TRV also provides standard indemnifications to service providers in the normal course of business. The indemnification clauses are often standard contractual terms. Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, TRV is unable to develop an estimate of the maximum potential payments for such arrangements.

        TRV fully and unconditionally guarantees the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and Travelers Insurance Group Holdings Inc. (TIGHI). The guarantees pertain to the $500 million 5.00% notes due 2013, the $200 million 7.75% notes due 2026 and the $500 million 6.375% notes due 2033.

SCHEDULE III

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Insurance Information
2010-2012
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income(1)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Written Premiums
2012
Business Insurance	$843	$39,598	$5,728	$11,691	$2,090	$7,857	$1,884	$2,020	$11,872
Financial, Professional & International Insurance	325	6,445	1,964	3,045	395	1,314	589	667	2,981
Personal Insurance	624	4,845	3,549	7,621	404	5,505	1,437	900	7,594

Total—Reportable Segments	1,792	50,888	11,241	22,357	2,889	14,676	3,910	3,587	22,447
Other	—	34	—	—	—	—	—	401	—

Consolidated	$1,792	$50,922	$11,241	$22,357	$2,889	$14,676	$3,910	$3,988	$22,447

2011
Business Insurance	$816	$40,129	$5,482	$11,327	$2,041	$8,447	$1,815	$1,944	$11,340
Financial, Professional & International Insurance	332	6,857	2,043	3,174	414	1,487	603	648	3,102
Personal Insurance	638	4,367	3,577	7,589	424	6,342	1,458	908	7,745

Total—Reportable Segments	1,786	51,353	11,102	22,090	2,879	16,276	3,876	3,500	22,187
Other	—	39	—	—	—	—	—	442	—

Consolidated	$1,786	$51,392	$11,102	$22,090	$2,879	$16,276	$3,876	$3,942	$22,187

2010
Business Insurance	$806	$40,318	$5,364	$10,766	$2,156	$6,504	$1,749	$1,904	$10,857
Financial, Professional & International Insurance	352	6,999	2,139	3,317	439	1,700	612	608	3,211
Personal Insurance	624	4,220	3,418	7,349	464	5,006	1,441	867	7,567

Total—Reportable Segments	1,782	51,537	10,921	21,432	3,059	13,210	3,802	3,379	21,635
Other	—	44	—	—	—	—	—	415	—

Consolidated	$1,782	$51,581	$10,921	$21,432	$3,059	$13,210	$3,802	$3,794	$21,635

(1)
See note 2 of notes to the Company's consolidated financial statements for discussion of the method used to allocate net investment income and invested assets to the identified segments.

(2)
Expense allocations are determined in accordance with prescribed statutory accounting practices. These practices make a reasonable allocation of all expenses to those product lines with which they are associated.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE V

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2012
Reinsurance recoverables	$345	$—	$—	$87	$258
Allowance for uncollectible:
Premiums receivable from underwriting activities	$83	$44	$—	$51	$76
Deductibles	$40	$4	$—	$3	$41
2011
Reinsurance recoverables	$363	$—	$—	$18	$345
Allowance for uncollectible:
Premiums receivable from underwriting activities	$116	$23	$—	$56	$83
Deductibles	$37	$6	$—	$3	$40
2010
Reinsurance recoverables	$523	$—	$—	$160	$363
Allowance for uncollectible:
Premiums receivable from underwriting activities	$130	$45	$(1)	$58	$116
Deductibles	$49	$(8)	$—	$4	$37

(1)
Charged to claims and claim adjustment expenses in the consolidated statement of income.

(2)
Credited to the related asset account.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE VI

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations(1)
2010-2012
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:
										Paid Claims and Claim Adjustment Expenses
			Discount From Reserves for Unpaid Claims(3)						Amortization of Deferred Acquisition Costs
Affiliation with Registrant(2)	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves		Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Net Written Premiums
2012	$1,792	$50,888	$1,088	$11,241	$22,357	$2,889	$15,559	$(1,074)	$3,910	$14,833	$22,447
2011	$1,786	$51,353	$1,194	$11,102	$22,090	$2,879	$16,937	$(842)	$3,876	$15,404	$22,187
2010	$1,782	$51,537	$1,188	$10,921	$21,432	$3,059	$14,452	$(1,417)	$3,802	$13,697	$21,635

(1)
Excludes accident and health insurance business.

(2)
Consolidated property-casualty insurance operations.

(3)
For a discussion of types of reserves discounted and discount rates used, see "Item 1—Business—Claims and Claim Adjustment Expense Reserves—Discounting."

See the accompanying Report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the "Company"), effective as of August 4, 2011, were filed as Exhibit 3.1 to the Company's current report on Form 8-K filed on August 8, 2011, and are incorporated herein by reference.

3.2		Amended and Restated Bylaws of the Company, effective as of February 18, 2009, were filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and are incorporated herein by reference.

10.1		Revolving Credit Agreement, dated June 10, 2010, between the Company and a syndicate of financial institutions, was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2010, and is incorporated herein by reference.

10.2	*	The Travelers Companies, Inc. Policy Regarding Executive Incentive Recoupment was filed as Exhibit 10.42 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.3	*	Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated as of December 19, 2008, was filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.4	*	Amended and Restated Time Sharing Agreement, effective August 3, 2010, by and between the Company and Jay S. Fishman, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2010, and is incorporated herein by reference.

10.5	*	Letter Agreement between Alan D. Schnitzer and the Company, dated April 15, 2007, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.

10.6	*	The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.7	†*	Amendment to The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan is filed herewith.

10.8	*	TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.9	†*	Amendment to the TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, is filed herewith.

10.10	*	The St. Paul Companies, Inc. ("SPC") Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.

10.11	†*	Amendment to The St. Paul Companies, Inc. Amended and Restated 1994 Stock Incentive Plan is filed herewith.

Exhibit Number		Description of Exhibit
10.12	*	Current Director Compensation Program, effective as of May 23, 2012, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2012, and is incorporated herein by reference.

10.13	*	The Company's Amended and Restated Deferred Compensation Plan for Non-Employee Directors was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.14	*	TPC Compensation Plan for Non-Employee Directors, as amended on January 22, 2004, was filed as Exhibit 10.16 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

10.15	*	The SPC Directors' Deferred Compensation Plan was filed as Exhibit 10(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.

10.16	*	The SPC Deferred Stock Plan for Non-Employee Directors was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.17	*	The SPC Directors' Charitable Award Program, as amended, was filed as Exhibit 10(d) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.18	*	The Travelers Severance Plan (as amended through May 10, 2007) was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.

10.19	*	Fifth Amendment to the Travelers Severance Plan was filed as Exhibit 10.35 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.20	*	Sixth Amendment to The Travelers Severance Plan was filed as Exhibit 10.39 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.21	*	Seventh Amendment to The Travelers Severance Plan was filed as Exhibit 10.41 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.22	*	Eighth Amendment to The Travelers Severance Plan was filed as Exhibit 10.43 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

10.23	*	The Company's Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.24	*	First Amendment to the Company's Senior Executive Performance Plan was filed as Exhibit 10.40 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.25	*	The Travelers Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009, was filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-157091) dated February 4, 2009, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.26	*	First Amendment to The Travelers Deferred Compensation Plan was filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.27	*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.28	*	The Travelers Benefit Equalization Plan, as Amended and Restated effective as of January 1, 2009, was filed as Exhibit 10.36 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.29	*	First Amendment to The Travelers Benefit Equalization Plan was filed as Exhibit 10.38 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.30	*	Second Amendment to The Travelers Benefit Equalization Plan was filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by reference.

10.31	*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.32	*	The SPC Benefit Equalization Plan—2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.

10.33	*	The SPC Annual Incentive Plan was filed as an exhibit to the SPC Proxy Statement relating to the SPC 1999 Annual Meeting of Shareholders that was held on May 4, 1999 and is incorporated herein by reference.

10.34	*	The SPC Deferred Management Incentive Awards Plan was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.

10.35	*	Form of Non-Competition Agreement was filed as Exhibit 10.43 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.36	*	Form of Non-Solicitation and Non-Disclosure Agreement for Executive Officers, amending The St. Paul Travelers Companies, Inc. Severance Plan, was filed as Exhibit 99 to the Company's Form 8-K filed on February 16, 2006, and is incorporated herein by reference.

10.37	*	Form of Restricted Stock Unit Award Notification and Agreement (For Management Committee Member Executing Non-Compete) was filed as Exhibit 10.44 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.38	†*	Form of Stock Option Grant Notification and Agreement is filed herewith.

10.39	†*	Form of Restricted Stock Unit Award Notification and Agreement is filed herewith.

10.40	*	Form of Performance Share Award Notification and Agreement (2010) was filed as Exhibit 10.31 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.41	*	Form of Performance Share Award Notification and Agreement for Jay S. Fishman (2010) was filed as Exhibit 10.33 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.42	*	Form of Performance Share Award Notification and Agreement (2011) was filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010, and is incorporated herein by reference.

10.43	*	Form of Performance Share Award Notification and Agreement for Jay S. Fishman (2011) was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010, and is incorporated herein by reference.

10.44	*	Form of Performance Shares Award Notification and Agreement (2012) was filed as Exhibit 10.45 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by reference.

10.45	*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2012) was filed as Exhibit 10.46 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by reference.

10.46	†*	Form of Performance Shares Award Notification and Agreement (2013) is filed herewith.

10.47	†*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2013) is filed herewith.

10.48	†*	Form of Non-Employee Director Notification and Agreement of Annual Deferred Stock Award is filed herewith.

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.

21.1	†	A list of the subsidiaries of the Company is filed herewith.

23.1	†	Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP's audit report into Registration Statements on Forms S-8 of the Company (SEC File No. 33-56987, No. 333-50943, No. 333-63114, No. 333-63118, No. 333-65726, No. 333-107698, No. 333-107699, No. 333-114135, No. 333-117726, No. 333-120998, No. 333-128026, No. 333-157091, No. 333-157092, No. 333-164972 and No. 333-176002) and Form S-3 (SEC File No. 333-178507) is filed herewith.

24.1	†	Power of Attorney is filed herewith.

31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

Exhibit Number		Description of Exhibit
101.1	†	The following financial information from The Travelers Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010; (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iii) Consolidated Balance Sheet at December 31, 2012 and 2011; (iv) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

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