Form 10-K/A
period 2012-12-31
TRAVELERS COMPANIES, INC.
filed 2013-03-01
CIK 86312

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

        The Travelers Companies, Inc. is filing this Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 19, 2013 (the "Original Filing"), to reflect a correction of a clerical error of one number contained in "Item 1. Business". In particular, the "Claims and Claim Adjustment Expense Development Table" contained in "Item 1. Business" has been revised to change the "cumulative amounts paid as of five years later" in the 2007 column to be $20.244 billion instead of $19.744 billion. That table, as revised, is included on page 24 of this Form 10-K/A.

        Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

        Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

The Travelers Companies, Inc.

Annual Report on Form 10-K/A

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

(at December 31, in millions)	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Reserves for claims and claim adjustment expense originally estimated	$23,268	$24,055	$41,446	$42,895	$42,844	$43,098	$41,312	$40,941	$40,255	$40,919	$40,634
Cumulative amounts paid as of
One year later	5,170	4,651	8,871	8,632	7,417	8,146	7,519	7,748	7,653	8,326
Two years later	8,319	8,686	14,666	13,837	13,181	12,798	12,454	12,374	12,567
Three years later	11,312	11,541	18,733	18,466	16,545	16,264	15,668	15,708
Four years later	13,548	13,708	22,514	21,025	19,113	18,524	18,053
Five years later	15,229	15,574	24,572	22,992	20,820	20,244
Six years later	16,836	16,624	26,189	24,423	22,205
Seven years later	17,738	17,558	27,469	25,616
Eight years later	18,563	18,320	28,557
Nine years later	19,236	18,988
Ten years later	19,854
Reserves re-estimated as of
One year later	23,658	24,222	41,706	42,466	42,172	41,373	39,863	39,524	39,413	39,845
Two years later	24,592	25,272	42,565	42,311	40,837	39,925	38,640	38,421	38,393
Three years later	25,553	26,042	42,940	41,692	39,739	38,842	37,613	37,539
Four years later	26,288	26,501	43,148	40,855	38,734	38,223	36,892
Five years later	26,731	26,803	42,655	40,026	38,409	37,716
Six years later	27,055	26,619	42,068	39,849	38,134
Seven years later	27,022	26,342	42,019	39,694
Eight years later	26,815	26,382	41,987
Nine years later	26,911	26,431
Ten years later	27,002
Cumulative deficiency (redundancy)	3,734	2,376	541	(3,201)	(4,710)	(5,382)	(4,420)	(3,402)	(1,862)	(1,074)
Gross liability—end of year	$33,914	$34,760	$59,438	$61,461	$59,677	$58,094	$55,121	$53,529	$51,537	$51,353	$50,888
Reinsurance recoverables	10,646	10,705	17,992	18,566	16,833	14,996	13,809	12,588	11,282	10,434	10,254

Net liability—end of year	$23,268	$24,055	$41,446	$42,895	$42,844	$43,098	$41,312	$40,941	$40,255	$40,919	$40,634

Gross re-estimated liability—latest	$39,064	$37,587	$59,849	$57,684	$53,689	$51,527	$49,345	$48,964	$48,996	$50,007
Re-estimated reinsurance recoverables—latest	12,062	11,156	17,862	17,990	15,555	13,811	12,453	11,425	10,603	10,162

Net re-estimated liability—latest	$27,002	$26,431	$41,987	$39,694	$38,134	$37,716	$36,892	$37,539	$38,393	$39,845

Gross cumulative deficiency (redundancy)	$5,150	$2,827	$411	$(3,777)	$(5,988)	$(6,567)	$(5,776)	$(4,565)	$(2,541)	$(1,346)

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

Workers' compensation	A system (established under state and federal laws) under which employers provide insurance for benefit payments to their employees for work-related injuries, deaths and diseases, regardless of fault.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Documents filed as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.
31.2	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRAVELERS COMPANIES, INC. (Registrant)
Date: March 1, 2013	By	/s/ MATTHEW S. FURMAN Matthew S. Furman Senior Vice President (Authorized Signatory)