Form 10-Q
period 2013-03-31
TRAVELERS COMPANIES, INC.
filed 2013-04-23
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 18, 2013 was 376,418,374.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2013

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

For the three months ended March 31,	2013	2012
Revenues
Premiums	$5,517	$5,523
Net investment income	670	740
Fee income	97	82
Net realized investment gains (1)	10	10
Other revenues	34	37

Total revenues	6,328	6,392

Claims and expenses
Claims and claim adjustment expenses	3,153	3,364
Amortization of deferred acquisition costs	948	971
General and administrative expenses	915	884
Interest expense	92	96

Total claims and expenses	5,108	5,315

Income before income taxes	1,220	1,077
Income tax expense	324	271

Net income	$896	$806

Net income per share
Basic	$2.36	$2.04

Diluted	$2.33	$2.02

Weighted average number of common shares outstanding
Basic	377.7	392.0

Diluted	381.9	395.8

(1)         Total other-than-temporary impairment (OTTI) gains were $0 million for each of the three months ended March 31, 2013 and 2012.  Of total OTTI, credit losses of $(5) million and $(4) million for the three months ended March 31, 2013 and 2012, respectively, were recognized in net realized investment gains.  In addition, unrealized gains from other changes in total OTTI of $5 million and $4 million for the three months ended March 31, 2013 and 2012, respectively, were recognized in other comprehensive income as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

For the three months ended March 31,	2013	2012

Net income	$896	$806

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(376)	(77)
Having credit losses recognized in the consolidated statement of income	9	25
Net changes in benefit plan assets and obligations	28	20
Net changes in unrealized foreign currency translation	(96)	64

Other comprehensive income (loss) before income taxes	(435)	32
Income tax benefit	(125)	(2)

Other comprehensive income (loss), net of taxes	(310)	34

Comprehensive income	$586	$840

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,578 and $60,829)	$64,699	$65,393
Equity securities, available for sale, at fair value (cost $446 and $462)	694	645
Real estate investments	879	883
Short-term securities	3,368	3,483
Other investments	3,441	3,434

Total investments	73,081	73,838

Cash	243	330
Investment income accrued	686	752
Premiums receivable	6,021	5,872
Reinsurance recoverables	10,249	10,712
Ceded unearned premiums	976	856
Deferred acquisition costs	1,795	1,792
Contractholder receivables	4,824	4,806
Goodwill	3,365	3,365
Other intangible assets	370	381
Other assets	2,287	2,234

Total assets	$103,897	$104,938

Liabilities
Claims and claim adjustment expense reserves	$50,018	$50,922
Unearned premium reserves	11,406	11,241
Contractholder payables	4,824	4,806
Payables for reinsurance premiums	459	346
Deferred taxes	352	338
Debt	5,851	6,350
Other liabilities	5,391	5,530

Total liabilities	78,301	79,533

Shareholders’ equity
Common stock (1,750.0 shares authorized; 376.4 and 377.4 shares issued and outstanding)	21,300	21,161
Retained earnings	22,072	21,352
Accumulated other comprehensive income	1,926	2,236
Treasury stock, at cost (376.7 and 372.3 shares)	(19,702)	(19,344)

Total shareholders’ equity	25,596	25,405

Total liabilities and shareholders’ equity	$103,897	$104,938

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the three months ended March 31,	2013	2012
Common stock
Balance, beginning of year	$21,161	$20,732
Employee share-based compensation	76	68
Compensation amortization under share-based plans and other changes	63	51

Balance, end of period	21,300	20,851

Retained earnings
Balance, beginning of year	21,352	19,579
Net income	896	806
Dividends	(176)	(162)

Balance, end of period	22,072	20,223

Accumulated other comprehensive income, net of tax
Balance, beginning of year	2,236	2,005
Other comprehensive income (loss)	(310)	34

Balance, end of period	1,926	2,039

Treasury stock (at cost)
Balance, beginning of year	(19,344)	(17,839)
Treasury stock acquired — share repurchase authorization	(300)	(350)
Net shares acquired related to employee share-based compensation plans	(58)	(52)

Balance, end of period	(19,702)	(18,241)

Total shareholders’ equity	$25,596	$24,872

Common shares outstanding
Balance, beginning of year	377.4	392.8
Treasury stock acquired — share repurchase authorization	(3.7)	(6.0)
Net shares issued under employee share-based compensation plans	2.7	3.0

Balance, end of period	376.4	389.8

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the three months ended March 31,	2013	2012
Cash flows from operating activities
Net income	$896	$806
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(10)	(10)
Depreciation and amortization	219	216
Deferred federal income tax expense	131	119
Amortization of deferred acquisition costs	948	971
Equity in income from other investments	(74)	(114)
Premiums receivable	(155)	(151)
Reinsurance recoverables	390	495
Deferred acquisition costs	(954)	(984)
Claims and claim adjustment expense reserves	(751)	(504)
Unearned premium reserves	187	117
Other	(297)	(147)

Net cash provided by operating activities	530	814

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,123	1,615
Proceeds from sales of investments:
Fixed maturities	234	223
Equity securities	36	15
Other investments	174	203
Purchases of investments:
Fixed maturities	(2,339)	(2,604)
Equity securities	(13)	(10)
Real estate investments	(6)	(5)
Other investments	(95)	(114)
Net sales of short-term securities	109	226
Securities transactions in course of settlement	180	248
Other	(100)	(92)

Net cash provided by (used in) investing activities	303	(295)

Cash flows from financing activities
Payment of debt	(500)	—
Dividends paid to shareholders	(175)	(161)
Issuance of common stock — employee share options	98	77
Treasury stock acquired — share repurchase authorization	(300)	(354)
Treasury stock acquired — net employee share-based compensation	(58)	(52)
Excess tax benefits from share-based payment arrangements	21	12

Net cash used in financing activities	(914)	(478)

Effect of exchange rate changes on cash	(6)	3

Net increase (decrease) in cash	(87)	44
Cash at beginning of year	330	214

Cash at end of period	$243	$258

Supplemental disclosure of cash flow information
Income taxes paid	$27	$20
Interest paid	$35	$35

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2012 Annual Report on Form 10-K.

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

Adoption of Accounting Standards Updates

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (FASB) issued updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement of income or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification.

The updated guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the updated guidance effective March 31, 2013, and such adoption did not have any effect on the Company’s results of operations, financial position or liquidity.

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

The updated guidance was effective for the quarter ended March 31, 2013, but early adoption was permitted.  The Company adopted the updated guidance effective December 31, 2012, and such adoption did not have any effect on the Company’s results of operations, financial position or liquidity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Accounting Standard Not Yet Adopted

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the FASB issued updated guidance to resolve diversity in practice concerning the release of the cumulative foreign currency translation adjustment into net income when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity.  When a company ceases to have a controlling financial interest in a subsidiary within a foreign entity, the company should recognize any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary had resided. Upon the partial sale of an equity method investment that is a foreign entity, the company should release into earnings a pro rata portion of the cumulative translation adjustment. Upon the partial sale of an equity method investment that is not a foreign entity, the company should release into earnings the cumulative translation adjustment if the partial sale represents a complete or substantially complete liquidation of the foreign entity that holds the equity method investment.  The updated guidance is effective for the quarter ending March 31, 2014.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

Business Insurance also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities) and the assumed reinsurance and certain other runoff operations, which collectively are referred to as Business Insurance Other.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.                                      SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended March 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2013
Premiums	$2,942	$735	$1,840	$5,517
Net investment income	487	92	91	670
Fee income	97	—	—	97
Other revenues	13	5	18	36

Total operating revenues (1)	$3,539	$832	$1,949	$6,320

Operating income (1)	$590	$163	$197	$950

2012
Premiums	$2,876	$737	$1,910	$5,523
Net investment income	532	104	104	740
Fee income	82	—	—	82
Other revenues	14	8	19	41

Total operating revenues (1)	$3,504	$849	$2,033	$6,386

Operating income (1)	$612	$149	$108	$869

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2013	2012
Revenue reconciliation
Earned premiums
Business Insurance:
Workers’ compensation	$847	$783
Commercial automobile	475	486
Commercial property	409	392
General liability	437	432
Commercial multi-peril	765	775
Other	9	8
Total Business Insurance	2,942	2,876

Financial, Professional & International Insurance:
Fidelity and surety	220	223
General liability	213	207
International	258	266
Other	44	41
Total Financial, Professional & International Insurance	735	737

Personal Insurance:
Automobile	872	928
Homeowners and other	968	982
Total Personal Insurance	1,840	1,910
Total earned premiums	5,517	5,523
Net investment income	670	740
Fee income	97	82
Other revenues	36	41
Total operating revenues for reportable segments	6,320	6,386
Other revenues	(2)	(4)
Net realized investment gains	10	10
Total consolidated revenues	$6,328	$6,392

Income reconciliation, net of tax
Total operating income for reportable segments	$950	$869
Interest Expense and Other (1)	(63)	(68)
Total operating income	887	801
Net realized investment gains	9	5
Total consolidated net income	$896	$806

(1)  The primary component of Interest Expense and Other was after-tax interest expense of $60 million and $62 million in the three months ended March 31, 2013 and 2012, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	March 31, 2013	December 31, 2012
Asset reconciliation:
Business Insurance	$76,583	$76,972
Financial, Professional & International Insurance	13,318	13,452
Personal Insurance	13,684	14,195
Total assets for reportable segments	103,585	104,619
Other assets (1)	312	319
Total consolidated assets	$103,897	$104,938

(1)                  The primary component of other assets at both dates was other intangible assets.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2013, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,070	$67	$1	$2,136
Obligations of states, municipalities and political subdivisions:
Pre-refunded	9,059	589	—	9,648
All other	26,704	1,934	40	28,598
Total obligations of states, municipalities and political subdivisions	35,763	2,523	40	38,246
Debt securities issued by foreign governments	2,121	68	—	2,189
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,532	246	2	2,776
All other corporate bonds	18,066	1,284	31	19,319
Redeemable preferred stock	26	7	—	33
Total	$60,578	$4,195	$74	$64,699

	Amortized	Gross Unrealized		Fair
(at December 31, 2012, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,148	$75	$1	$2,222
Obligations of states, municipalities and political subdivisions:
Pre-refunded	8,458	567	—	9,025
All other	27,405	2,262	11	29,656
Total obligations of states, municipalities and political subdivisions	35,863	2,829	11	38,681
Debt securities issued by foreign governments	2,185	72	—	2,257
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,744	255	2	2,997
All other corporate bonds	17,863	1,360	20	19,203
Redeemable preferred stock	26	7	—	33
Total	$60,829	$4,598	$34	$65,393

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Pre-refunded bonds of $9.65 billion and $9.03 billion at March 31, 2013 and December 31, 2012, respectively, were bonds for which an irrevocable trust (almost exclusively comprised of U.S. Treasury securities) has been established to fund the remaining payments of principal and interest.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at March 31, 2013, in millions)	Cost	Gains	Losses	Value
Common stock	$352	$209	$—	$561
Non-redeemable preferred stock	94	39	—	133
Total	$446	$248	$—	$694

		Gross Unrealized		Fair
(at December 31, 2012, in millions)	Cost	Gains	Losses	Value
Common stock	$366	$148	$4	$510
Non-redeemable preferred stock	96	39	—	135
Total	$462	$187	$4	$645

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at March 31, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4.

	Less than 12 months		12 months or longer		Total
(at March 31, 2013, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$310	$1	$—	$—	$310	$1
Obligations of states, municipalities and political subdivisions	1,928	39	46	1	1,974	40
Debt securities issued by foreign governments	78	—	—	—	78	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	31	—	23	2	54	2
All other corporate bonds	1,619	24	81	7	1,700	31
Total fixed maturities	3,966	64	150	10	4,116	74
Equity securities
Common stock	13	—	—	—	13	—
Non-redeemable preferred stock	29	—	—	—	29	—
Total equity securities	42	—	—	—	42	—
Total	$4,008	$64	$150	$10	$4,158	$74

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2012, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$589	$1	$—	$—	$589	$1
Obligations of states, municipalities and political subdivisions	611	9	45	2	656	11
Debt securities issued by foreign governments	186	—	2	—	188	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	70	—	36	2	106	2
All other corporate bonds	1,097	13	89	7	1,186	20
Total fixed maturities	2,553	23	172	11	2,725	34

Equity securities
Common stock	40	4	—	—	40	4
Non-redeemable preferred stock	13	—	—	—	13	—
Total equity securities	53	4	—	—	53	4
Total	$2,606	$27	$172	$11	$2,778	$38

The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at March 31, 2013, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	1	—	1	3	5
Total fixed maturities	1	—	1	3	5
Equity securities	—	—	—	—	—
Total	$1	$—	$1	$3	$5

These unrealized losses at March 31, 2013 represented less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders’ equity on an after-tax basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the three months ended March 31, in millions)	2013	2012
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—
Obligations of states, municipalities and political subdivisions	—	—
Debt securities issued by foreign governments	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1	1
All other corporate bonds	—	2
Redeemable preferred stock	—	—
Total fixed maturities	1	3

Equity securities
Common stock	—	—
Non-redeemable preferred stock	—	—
Total equity securities	—	—

Other investments	4	1
Total	$5	$4

The following tables present the changes during the reporting period in the credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in other comprehensive income:

(for the three months ended March 31, 2013, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Year	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$63	$—	$1	$—	$1	$65
All other corporate bonds	102	—	—	—	1	103
Total fixed maturities	$165	$—	$1	$—	$2	$168

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

(for the three months ended March 31, 2012, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Year	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$58	$—	$1	$—	$—	$59
All other corporate bonds	94	—	2	—	1	97
Total fixed maturities	$152	$—	$3	$—	$1	$156

Derivative Financial Instruments

The Company uses U.S. Treasury note futures transactions to modify the effective duration of specific assets within the investment portfolio.  The Company enters into 90-day futures contracts on U.S. Treasury notes which require a daily mark-to-market and settlement with the broker.  At March 31, 2013, the Company had $2.0 billion notional value of 10-year U.S. Treasury futures contracts.  At December 31, 2012, the Company had $800 million notional value of 5-year U.S. Treasury futures contracts.  Net realized investment gains in the three months ended March 31, 2013 and 2012 included net losses of $19 million and net gains of $6 million, respectively, related to U.S. Treasury futures contracts.

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

While the vast majority of the Company’s municipal bonds and corporate bonds are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $102 million at both March 31, 2013 and December 31, 2012. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $152 million and $128 million at March 31, 2013 and December 31, 2012, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

Other Investments

The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include securities in the Company’s trading portfolio, mutual funds and other small holdings.  The $30 million and $46 million fair value of these investments at March 31, 2013 and December 31, 2012, respectively, was disclosed in Level 1.  At March 31, 2013 and December 31, 2012, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $49 million and $54 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at March 31, 2013 and December 31, 2012 in the amount disclosed in Level 3.

Derivatives

At both March 31, 2013 and December 31, 2012, the Company held $21 million of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2 — fixed maturities.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities reported at fair value are measured on a recurring basis at March 31, 2013 and December 31, 2012.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

(at March 31, 2013, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,136	$2,119	$17	$—
Obligations of states, municipalities and political subdivisions	38,246	—	38,219	27
Debt securities issued by foreign governments	2,189	—	2,189	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,776	—	2,761	15
All other corporate bonds	19,319	—	19,107	212
Redeemable preferred stock	33	32	1	—
Total fixed maturities	64,699	2,151	62,294	254

Equity securities
Common stock	561	561	—	—
Non-redeemable preferred stock	133	96	37	—
Total equity securities	694	657	37	—

Other investments	79	30	—	49
Total	$65,472	$2,838	$62,331	$303

The Company did not have any material transfers between Levels 1 and 2 during the quarter ended March 31, 2013.

(at December 31, 2012, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,222	$2,205	$17	$—
Obligations of states, municipalities and political subdivisions	38,681	—	38,653	28
Debt securities issued by foreign governments	2,257	—	2,257	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,997	—	2,992	5
All other corporate bonds	19,203	—	19,006	197
Redeemable preferred stock	33	32	1	—
Total fixed maturities	65,393	2,237	62,926	230

Equity securities
Common stock	510	510	—	—
Non-redeemable preferred stock	135	92	43	—
Total equity securities	645	602	43	—

Other investments	100	46	—	54
Total	$66,138	$2,885	$62,969	$284

The Company did not have any material transfers between Levels 1 and 2 during the year ended December 31, 2012.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

The following tables present the changes in the Level 3 fair value category during the three months ended March 31, 2013 and the twelve months ended December 31, 2012.

(in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2012	$230	$54	$284
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	1	—	1
Reported in increases (decreases) in other comprehensive income	1	11	12
Purchases, sales and settlements/maturities:
Purchases	42	—	42
Sales	—	(16)	(16)
Settlements/maturities	(20)	—	(20)
Gross transfers into Level 3	—	—	—
Gross transfers out of Level 3	—	—	—
Balance at March 31, 2013	$254	$49	$303

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                 Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2011	$250	$44	$294
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	4	5	9
Reported in increases (decreases) in other comprehensive income	5	2	7
Purchases, sales and settlements/maturities:
Purchases	79	3	82
Sales	—	—	—
Settlements/maturities	(94)	—	(94)
Gross transfers into Level 3	10	—	10
Gross transfers out of Level 3	(24)	—	(24)
Balance at December 31, 2012	$230	$54	$284

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)              Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

The Company had no financial assets or financial liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2013 or twelve months ended December 31, 2012.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.           FAIR VALUE MEASUREMENTS, Continued

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below. The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value at March 31, 2013 and December 31, 2012, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.

(at March 31, 2013, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,368	$3,368	$1,438	$1,867	$63

Financial liabilities:
Debt	$5,751	$7,139	$—	$7,139	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2012, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,483	$3,483	$1,448	$1,957	$78

Financial liabilities:
Debt	$6,250	$7,715	$—	$7,715	$—
Commercial paper	$100	$100	$—	$100	$—

The Company utilized a pricing service to estimate fair value for approximately 96% and 95% of short-term securities at March 31, 2013 and December 31, 2012, respectively. A description of the process and inputs used by the pricing service to estimate fair value is discussed in the “Fixed Maturities” section above. Estimates of fair value for U.S. Treasury securities and money market funds are based on market quotations received from the pricing service and are disclosed in Level 1 of the hierarchy.  The fair value of other short-term fixed maturity securities is estimated by the pricing service using observable market inputs and is disclosed in Level 2 of the hierarchy.  For short-term securities where an estimate is not obtained from the pricing service, the carrying value approximates fair value and is included in Level 3 of the hierarchy.

The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at both March 31, 2013 and December 31, 2012. The pricing service utilizes market quotations for debt that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the fair value estimates are based on market observable inputs and disclosed in Level 2 of the hierarchy.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at March 31, 2013 and December 31, 2012:

(in millions)	March 31, 2013	December 31, 2012
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	557
Personal Insurance	613	613
Other	27	27
Total	$3,365	$3,365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at March 31, 2013 and December 31, 2012:

(at March 31, 2013, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$455	$390	$65
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	102	89
Total intangible assets subject to amortization	646	492	154
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$862	$492	$370

(at December 31, 2012, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$455	$383	$72
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	98	93
Total intangible assets subject to amortization	646	481	165
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$862	$481	$381

(1)  The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

(for the three months ended March 31, in millions)	2013	2012
Customer-related	$7	$11
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	4	5
Total amortization expense	$11	$16

Intangible asset amortization expense is estimated to be $34 million for the remainder of 2013, $43 million in 2014, $23 million in 2015, $9 million in 2016 and $8 million in 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the three months ended March 31, 2013.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, December 31, 2012	$2,908	$195	$(857)	$(10)	$2,236

Other comprehensive income (loss) (OCI) before reclassifications	(234)	5	1	(86)	(314)
Amounts reclassified from AOCI	(11)	1	17	(3)	4
Net OCI, current period	(245)	6	18	(89)	(310)
Balance, March 31, 2013	$2,663	$201	$(839)	$(99)	$1,926

The following table presents the pretax and related income tax expense (benefit) components of the amounts reclassified from the Company’s accumulated other comprehensive income to the Company’s consolidated statement of income for the three months ended March 31, 2013.

(for the three months ended March 31, in millions)	2013

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(17)
Income tax expense (2)	(6)
Net of taxes	(11)

Having credit losses recognized in the consolidated statement of income (1)	1
Income tax benefit (2)	—
Net of taxes	1

Reclassification adjustment related to benefit plan assets and obligations (3)	27
Income tax benefit (2)	10
Net of taxes	17

Reclassification adjustment related to foreign currency translation (1)	(3)
Income tax benefit (2)	—
Net of taxes	(3)

Total reclassifications	8
Total income tax benefit	4
Total reclassifications, net of taxes	$4

(1)        (Increases) decreases net realized investment gains (losses) on the consolidated statement of income.

(2)         (Increases) decreases income tax expense on the consolidated statement of income.

(3)         Increases (decreases) general and administrative expenses on the consolidated statement of income.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pretax components of other comprehensive income (loss) and related income tax expense (benefit) for the three months ended March 31, 2013 and 2012.

(for the three months ended March 31, in millions)	2013	2012

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(376)	$(77)
Income tax benefit	(131)	(27)
Net of taxes	(245)	(50)

Having credit losses recognized in the consolidated statement of income	9	25
Income tax expense	3	9
Net of taxes	6	16

Net changes in benefit plan assets and obligations	28	20
Income tax expense	10	7
Net of taxes	18	13

Net changes in unrealized foreign currency translation	(96)	64
Income tax expense (benefit)	(7)	9
Net of taxes	(89)	55

Total other comprehensive income (loss)	(435)	32
Total income tax benefit	(125)	(2)
Total other comprehensive income (loss), net of taxes	$(310)	$34

7.             SHARE REPURCHASE AUTHORIZATION

The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors. During the three months ended March 31, 2013, the Company repurchased 3.7 million shares under its share repurchase authorization, for a total cost of $300 million. The average cost per share repurchased was $81.01. At March 31, 2013, the Company had $1.86 billion of capacity remaining under the share repurchase authorization.

8.             DEBT

On March 15, 2013, the Company’s $500 million, 5.00% senior notes matured and were fully paid.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
(in millions, except per share amounts)	2013	2012

Basic and Diluted
Net income, as reported	$896	$806
Participating share-based awards — allocated income	(6)	(6)
Net income available to common shareholders — basic and diluted	$890	$800

Common Shares
Basic
Weighted average shares outstanding	377.7	392.0

Diluted
Weighted average shares outstanding	377.7	392.0
Weighted average effects of dilutive securities — stock options and performance shares	4.2	3.8
Total	381.9	395.8

Net Income per Common Share
Basic	$2.36	$2.04
Diluted	$2.33	$2.02

10.          SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at March 31, 2013:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value (in millions)
Vested at end of period (1)	9,268,538	$51.78	5.9 years	$300
Exercisable at end of period	6,399,188	$46.31	4.7 years	$242

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $41 million and $38 million for the three months ended March 31, 2013 and 2012, respectively. The related tax benefits recognized in earnings were $14 million and $13 million for the three months ended March 31, 2013 and 2012, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.          SHARE-BASED INCENTIVE COMPENSATION, Continued

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2013 was $193 million, which is expected to be recognized over a weighted-average period of 2.2 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2012 was $112 million, which was expected to be recognized over a weighted-average period of 1.7 years.

11.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2013	2012	2013	2012

Net Periodic Benefit Cost:
Service cost	$29	$28	$—	$—
Interest cost on benefit obligation	33	35	2	3
Expected return on plan assets	(52)	(47)	—	—
Amortization of unrecognized net actuarial loss	27	22	—	—
Net benefit expense	$37	$38	$2	$3

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

Asbestos Direct Action Litigation — In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, and other insurers (not including The St. Paul Companies, Inc. (SPC), which was acquired by TPC in 2004) in state court in West Virginia.  These and other cases subsequently filed in West Virginia were consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia. The plaintiffs allege that the insurer defendants engaged in unfair trade practices in violation of state statutes by inappropriately handling and settling asbestos claims. The plaintiffs seek to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Similar lawsuits alleging inappropriate handling and settling of asbestos claims were filed in Massachusetts and Hawaii state courts.  These suits are collectively referred to as the Statutory and Hawaii Actions.

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

In response to these claims, TPC moved to enjoin the Statutory Actions and the Common Law Claims in the federal bankruptcy court that had presided over the bankruptcy of TPC’s former policyholder Johns-Manville Corporation on the ground that the suits violated injunctions entered in connection with confirmation of the Johns-Manville bankruptcy (the “1986 Orders”).  The bankruptcy court issued a temporary restraining order and referred the parties to mediation.  In November 2003, the parties reached a settlement of the Statutory and Hawaii Actions, which included a lump-sum payment of up to $412 million by TPC, subject to a number of significant contingencies. In May 2004, the parties reached a settlement resolving substantially all pending and similar future Common Law Claims against TPC, which included a payment of up to $90 million by TPC, subject to similar contingencies.  Among the contingencies for each of these settlements was that the bankruptcy court issue an order, which must become a final order, clarifying that all of these claims, and similar future asbestos-related claims against TPC, as well as related contribution claims, are barred by the 1986 Orders.

On August 17, 2004, the bankruptcy court entered an order approving the settlements and clarifying that the 1986 Orders barred the pending Statutory and Hawaii Actions and substantially all Common Law Claims pending against TPC (the “Clarifying Order”). The Clarifying Order also applies to similar direct action claims that may be filed in the future.  Although the District Court substantially affirmed the Clarifying Order, on February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court’s approval of the Clarifying Order.

On December 12, 2008, the United States Supreme Court granted TPC’s Petition for Writ of Certiorari and, on June 18, 2009, the Supreme Court reversed the Second Circuit’s February 15, 2008 decision, finding, among other things, that the 1986 Orders are final and therefore may not be collaterally challenged on jurisdictional grounds.  The Supreme Court further ruled that the bankruptcy court had jurisdiction to issue the Clarifying Order.  However, since the Second Circuit had not ruled on certain additional issues, principally related to procedural matters and the adequacy of notice provided to certain parties, the Supreme Court remanded the case to the Second Circuit for further proceedings on those specific issues.

On March 22, 2010, the Second Circuit issued an opinion in which it found that the notice of the 1986 Orders provided to one remaining objector was insufficient to bar contribution claims by that objector against TPC. TPC’s Petition for Rehearing and Rehearing En Banc was denied May 25, 2010 and its Petition for Writ of Certiorari and Petition for a Writ of Mandamus were denied by the United States Supreme Court on November 29, 2010.

The plaintiffs in the Statutory and Hawaii actions and the Common Law Claims actions thereafter filed motions in the bankruptcy court to compel TPC to make payment under the settlement agreements, arguing that all conditions precedent to the settlements had been met.  On December 16, 2010, the bankruptcy court granted the plaintiffs’ motions and ruled that TPC was required to fund the settlements.  The court entered judgment against TPC on January 20, 2011 in accordance with this ruling and ordered TPC to pay the settlement amounts plus prejudgment interest.  The bankruptcy court’s judgment was reversed by the district court on March 1, 2012, the district court having found that the conditions to the settlements had not been met in view of the Second Circuit’s March 22, 2010 ruling permitting the filing of contribution claims against TPC.  The plaintiffs appealed the district court’s March 1, 2012 decision to the Second Circuit Court of Appeals.  Oral argument before the Second Circuit took place on January 10, 2013, and the parties await the court’s decision.

SPC, which is not covered by the Manville bankruptcy court rulings or the settlements described above, from time to time has been named as a defendant in direct action cases in Texas state court asserting common law claims.  All such cases that are still pending and in which SPC has been served are currently on the inactive docket in Texas state court.  If any of those cases becomes active, SPC intends to litigate those cases vigorously.  SPC was previously a defendant in similar direct actions in Ohio state court, which have been dismissed following favorable rulings by Ohio trial and appellate courts.  From time to time, SPC and/or its subsidiaries have been named in similar individual direct actions in other jurisdictions.

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

Gain Contingencies

On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re (American Re), and three other reinsurers.  By order dated October 22, 2010, the trial court corrected certain clerical errors and made certain clarifications to the August 17, 2010 order.  On October 25, 2010, judgment was entered against American Re and the other three insurers, awarding USF&G $420 million, comprising $251 million ceded under the terms of the disputed reinsurance contract plus interest of 9% amounting to $169 million as of that date.  The judgment, including the award of interest, was appealed by the reinsurers to the New York Supreme Court, Appellate Division, First Department.  On January 24, 2012, the Appellate Division affirmed the judgment.  On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of Appeals, and on March 12, 2012, the Appellate Division granted the reinsurers’ motion.  On February 7, 2013, the Court of Appeals issued an opinion that largely affirmed the summary judgment in USF&G’s favor, while modifying in part the summary judgment with respect to two discrete issues and remanding the case to the trial court for determination of those issues.  The Company believes it has a meritorious position on each of these issues and intends to pursue its claim vigorously.  On March 8, 2013, the reinsurers filed motions with the Court of Appeals to reargue one issue that was decided in USF&G’s favor.  On March 18, 2013, USF&G filed its opposition to the reinsurers’ motion to reargue, and the parties await a decision from the Court of Appeals.  At March 31, 2013, the claim totaled $476 million, comprising the $251 million of reinsurance recoverable plus interest amounting to $225 million as of that date.  Interest will continue to accrue at 9% until the claim is paid. The $251 million of reinsurance recoverable owed to USF&G under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company’s consolidated balance sheet.  The interest that would be owed as part of any judgment ultimately entered in favor of USF&G is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.

In an unrelated action, The Travelers Indemnity Company is one of the Settlement Class plaintiffs and a class member in a class action lawsuit captioned Safeco Insurance Company of America, et al. v. American International Group, Inc. et al. (U.S. District Court, N.D. Ill.) in which the defendants are alleged to have engaged in the under-reporting of workers’ compensation premium in connection with a workers’ compensation reinsurance pool in which several subsidiaries of the Company participate.  On July 26, 2011, the court granted preliminary approval of a class settlement pursuant to which the defendants agreed to pay $450 million to the class.  The settlement includes a plan of allocation of the settlement proceeds among the class members.  On December 21, 2011, the court entered an order granting final approval of the settlement, and on February 28, 2012, the district court issued a written opinion regarding its approval of the settlement.  On March 27, 2012, three parties who objected to the settlement appealed the court’s orders approving the settlement to the U.S. Court of Appeals for the Seventh Circuit.  On January 11, 2013, all parties, including the three parties who had objected to the settlement, filed a Stipulation of Dismissal indicating that there were no longer any objections to the settlement.  On March 25, 2013, the Seventh Circuit dismissed the appeals.  On April 16, 2013, the Seventh Circuit issued its mandate returning the case to the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.          CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

district court for administration of the settlement.  The Company anticipates that its allocation from the settlement fund will be approximately $90 million.  This amount is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly will be recognized in the Company’s consolidated financial statements during the period in which the settlement has received final court approval and payment to the Company is assured.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.32 billion and $1.27 billion at March 31, 2013 and December 31, 2012, respectively.

Guarantees

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from seven years following the applicable closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be other agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of business entities that are quantifiable was $471 million at March 31, 2013, of which $8 million was recognized on the balance sheet at that date.

The Company also has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various other indemnifications.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.  The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $129 million at March 31, 2013, approximately $63 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at March 31, 2013, all of which is indemnified by a third party.

13.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, which totaled $700 million at March 31, 2013.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$3,741	$1,776	$—	$—	$5,517
Net investment income	455	213	2	—	670
Fee income	96	1	—	—	97
Net realized investment gains (losses) (1)	(7)	16	1	—	10
Other revenues	29	5	—	—	34
Total revenues	4,314	2,011	3	—	6,328
Claims and expenses
Claims and claim adjustment expenses	2,131	1,022	—	—	3,153
Amortization of deferred acquisition costs	637	311	—	—	948
General and administrative expenses	630	286	(1)	—	915
Interest expense	17	—	75	—	92
Total claims and expenses	3,415	1,619	74	—	5,108
Income (loss) before income taxes	899	392	(71)	—	1,220
Income tax expense (benefit)	249	99	(24)	—	324
Net income of subsidiaries	—	—	943	(943)	—
Net income	$650	$293	$896	$(943)	$896

(1)   Total other-than-temporary impairment (OTTI) for the three months ended March 31, 2013, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI gains (losses)	$(3)	$3	$—	$—	$—
OTTI losses recognized in net realized investment gains (losses)	$(4)	$(1)	$—	$—	$(5)
OTTI gains recognized in OCI	$1	$4	$—	$—	$5

(2) The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$3,743	$1,780	$—	$—	$5,523
Net investment income	494	244	2	—	740
Fee income	82	—	—	—	82
Net realized investment gains (losses) (1)	12	(2)	—	—	10
Other revenues	27	10	—	—	37
Total revenues	4,358	2,032	2	—	6,392
Claims and expenses
Claims and claim adjustment expenses	2,272	1,092	—	—	3,364
Amortization of deferred acquisition costs	646	325	—	—	971
General and administrative expenses	599	282	3	—	884
Interest expense	18	—	78	—	96
Total claims and expenses	3,535	1,699	81	—	5,315
Income (loss) before income taxes	823	333	(79)	—	1,077
Income tax expense (benefit)	205	84	(18)	—	271
Net income of subsidiaries	—	—	867	(867)	—
Net income	$618	$249	$806	$(867)	$806

(1)   Total other-than-temporary impairment (OTTI) for the three months ended March 31, 2012, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI gains (losses)	$1	$(1)	$—	$—	$—
OTTI losses recognized in net realized investment gains (losses)	$(3)	$(1)	$—	$—	$(4)
OTTI gains recognized in OCI	$4	$—	$—	$—	$4

(2) The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended March 31, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$650	$293	$896	$(943)	$896

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(315)	(67)	6	—	(376)
Having credit losses recognized in the consolidated statement of income	7	2	—	—	9
Net changes in benefit plan assets and obligations	1	2	25	—	28
Net changes in unrealized foreign currency translation	(10)	(86)	—	—	(96)

Other comprehensive income (loss) before income taxes and other comprehensive income of subsidiaries	(317)	(149)	31	—	(435)
Income tax expense (benefit)	(108)	(28)	11	—	(125)

Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(209)	(121)	20	—	(310)

Other comprehensive loss of subsidiaries	—	—	(330)	330	—

Other comprehensive loss	(209)	(121)	(310)	330	(310)

Comprehensive income	$441	$172	$586	$(613)	$586

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended March 31, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$618	$249	$806	$(867)	$806

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(54)	(32)	9	—	(77)
Having credit losses recognized in the consolidated statement of income	16	9	—	—	25
Net changes in benefit plan assets and obligations	—	(1)	21	—	20
Net changes in unrealized foreign currency translation	21	43	—	—	64

Other comprehensive income (loss) before income taxes and other comprehensive income of subsidiaries	(17)	19	30	—	32
Income tax expense (benefit)	(7)	(5)	10	—	(2)

Other comprehensive income (loss), net of taxes, before other comprehensive income of subsidiaries	(10)	24	20	—	34

Other comprehensive income of subsidiaries	—	—	14	(14)	—

Other comprehensive income (loss)	(10)	24	34	(14)	34

Comprehensive income	$608	$273	$840	$(881)	$840

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At March 31, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,578)	$43,924	$20,736	$39	$—	$64,699
Equity securities, available for sale, at fair value (cost $446)	154	426	114	—	694
Real estate investments	33	846	—	—	879
Short-term securities	1,513	375	1,480	—	3,368
Other investments	2,453	987	1	—	3,441
Total investments	48,077	23,370	1,634	—	73,081

Cash	135	107	1	—	243
Investment income accrued	468	213	5	—	686
Premiums receivable	4,030	1,991	—	—	6,021
Reinsurance recoverables	6,793	3,456	—	—	10,249
Ceded unearned premiums	799	177	—	—	976
Deferred acquisition costs	1,557	238	—	—	1,795
Contractholder receivables	3,582	1,242	—	—	4,824
Goodwill	2,411	954	—	—	3,365
Other intangible assets	261	109	—	—	370
Investment in subsidiaries	—	—	29,358	(29,358)	—
Other assets	2,031	239	17	—	2,287
Total assets	$70,144	$32,096	$31,015	$(29,358)	$103,897

Liabilities
Claims and claim adjustment expense reserves	$33,061	$16,957	$—	$—	$50,018
Unearned premium reserves	7,878	3,528	—	—	11,406
Contractholder payables	3,582	1,242	—	—	4,824
Payables for reinsurance premiums	234	225	—	—	459
Deferred taxes	336	119	(103)	—	352
Debt	692	—	5,159	—	5,851
Other liabilities	3,992	1,026	373	—	5,391
Total liabilities	49,775	23,097	5,429	—	78,301

Shareholders’ equity
Common stock (1,750.0 shares authorized; 376.4 shares issued and outstanding)	—	390	21,300	(390)	21,300
Additional paid-in capital	11,635	6,501	—	(18,136)	—
Retained earnings	6,837	1,306	22,062	(8,133)	22,072
Accumulated other comprehensive income	1,897	802	1,926	(2,699)	1,926
Treasury stock, at cost (376.7 shares)	—	—	(19,702)	—	(19,702)
Total shareholders’ equity	20,369	8,999	25,586	(29,358)	25,596
Total liabilities and shareholders’ equity	$70,144	$32,096	$31,015	$(29,358)	$103,897

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,829)	$44,336	$21,019	$38	$—	$65,393
Equity securities, available for sale, at fair value (cost $462)	153	386	106	—	645
Real estate investments	33	850	—	—	883
Short-term securities	1,187	338	1,958	—	3,483
Other investments	2,443	990	1	—	3,434
Total investments	48,152	23,583	2,103	—	73,838

Cash	177	151	2	—	330
Investment income accrued	507	240	5	—	752
Premiums receivable	3,944	1,928	—	—	5,872
Reinsurance recoverables	7,112	3,600	—	—	10,712
Ceded unearned premiums	698	158	—	—	856
Deferred acquisition costs	1,560	232	—	—	1,792
Contractholder receivables	3,540	1,266	—	—	4,806
Goodwill	2,411	954	—	—	3,365
Other intangible assets	268	113	—	—	381
Investment in subsidiaries	—	—	28,562	(28,562)	—
Other assets	1,930	286	18	—	2,234
Total assets	$70,299	$32,511	$30,690	$(28,562)	$104,938

Liabilities
Claims and claim adjustment expense reserves	$33,598	$17,324	$—	$—	$50,922
Unearned premium reserves	7,751	3,490	—	—	11,241
Contractholder payables	3,540	1,266	—	—	4,806
Payables for reinsurance premiums	151	195	—	—	346
Deferred taxes	316	123	(101)	—	338
Debt	1,191	—	5,159	—	6,350
Other liabilities	4,107	1,186	237	—	5,530
Total liabilities	50,654	23,584	5,295	—	79,533

Shareholders’ equity
Common stock (1,750.0 shares authorized; 377.4 shares issued and outstanding)	—	390	21,161	(390)	21,161
Additional paid-in capital	11,135	6,501	—	(17,636)	—
Retained earnings	6,404	1,113	21,342	(7,507)	21,352
Accumulated other comprehensive income	2,106	923	2,236	(3,029)	2,236
Treasury stock, at cost (372.3 shares)	—	—	(19,344)	—	(19,344)
Total shareholders’ equity	19,645	8,927	25,395	(28,562)	25,405
Total liabilities and shareholders’ equity	$70,299	$32,511	$30,690	$(28,562)	$104,938

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$650	$293	$896	$(943)	$896
Net adjustments to reconcile net income to net cash provided by operating activities	(251)	(276)	(965)	1,126	(366)
Net cash provided by (used in) operating activities	399	17	(69)	183	530

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,345	778	—	—	2,123
Proceeds from sales of investments:
Fixed maturities	170	60	4	—	234
Equity securities	10	26	—	—	36
Other investments	101	73	—	—	174
Purchases of investments:
Fixed maturities	(1,453)	(886)	—	—	(2,339)
Equity securities	(5)	(8)	—	—	(13)
Real estate investments	—	(6)	—	—	(6)
Other investments	(62)	(33)	—	—	(95)
Net (purchases) sales of short-term securities	(326)	(43)	478	—	109
Securities transactions in course of settlement	95	85	—	—	180
Other	(99)	(1)	—	—	(100)
Net cash provided by (used in) investing activities	(224)	45	482	—	303

Cash flows from financing activities
Payment of debt	(500)	—	—	—	(500)
Dividends paid to shareholders	—	—	(175)	—	(175)
Issuance of common stock — employee share options	—	—	98	—	98
Treasury stock acquired — share repurchase authorization	—	—	(300)	—	(300)
Treasury stock acquired — net employee share-based compensation	—	—	(58)	—	(58)
Excess tax benefits from share-based payment arrangements	—	—	21	—	21
Capital contributions	500	—	—	(500)	—
Dividends paid to parent company	(217)	(100)	—	317	—
Net cash used in financing activities	(217)	(100)	(414)	(183)	(914)

Effect of exchange rate changes on cash	—	(6)	—	—	(6)
Net decrease in cash	(42)	(44)	(1)	—	(87)
Cash at beginning of year	177	151	2	—	330
Cash at end of period	$135	$107	$1	$—	$243
Supplemental disclosure of cash flow information
Income taxes paid (received)	$97	$24	$(94)	$—	$27
Interest paid	$28	$—	$7	$—	$35

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$618	$249	$806	$(867)	$806
Net adjustments to reconcile net income to net cash provided by operating activities	20	(164)	(503)	655	8
Net cash provided by operating activities	638	85	303	(212)	814

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,034	581	—	—	1,615
Proceeds from sales of investments:
Fixed maturities	189	34	—	—	223
Equity securities	12	3	—	—	15
Other investments	162	41	—	—	203
Purchases of investments:
Fixed maturities	(1,876)	(728)	—	—	(2,604)
Equity securities	(1)	(9)	—	—	(10)
Real estate investments	—	(5)	—	—	(5)
Other investments	(66)	(48)	—	—	(114)
Net (purchases) sales of short-term securities	(63)	116	173	—	226
Securities transactions in course of settlement	209	39	—	—	248
Other	(88)	(4)	—	—	(92)
Net cash provided by (used in) investing activities	(488)	20	173	—	(295)

Cash flows from financing activities
Dividends paid to shareholders	—	—	(161)	—	(161)
Issuance of common stock — employee share options	—	—	77	—	77
Treasury stock acquired — share repurchase authorization	—	—	(354)	—	(354)
Treasury stock acquired — net employee share-based compensation	—	—	(52)	—	(52)
Excess tax benefits from share-based payment arrangements	—	—	12	—	12
Dividends paid to parent company	(154)	(58)	—	212	—
Net cash used in financing activities	(154)	(58)	(478)	212	(478)

Effect of exchange rate changes on cash	—	3	—	—	3

Net increase (decrease) in cash	(4)	50	(2)	—	44
Cash at beginning of year	114	98	2	—	214
Cash at end of period	$110	$148	$—	$—	$258
Supplemental disclosure of cash flow information
Income taxes paid (received)	$48	$18	$(46)	$—	$20
Interest paid	$28	$—	$7	$—	$35

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2013 First Quarter Consolidated Results of Operations

•                   Net income of $896 million, or $2.36 per share basic and $2.33 per share diluted

•                   Net earned premiums of $5.52 billion

•                   Catastrophe losses of $99 million ($65 million after-tax)

•                   Net favorable prior year reserve development of $231 million ($154 million after-tax)

•                   GAAP combined ratio of 88.5%

•                   Net investment income of $670 million ($542 million after-tax)

•                   Operating cash flows of $530 million

2013 First Quarter Consolidated Financial Condition

•                   Total investments of $73.08 billion; fixed maturities and short-term securities comprise 93% of total investments

•                   Total assets of $103.90 billion

•                   Total debt of $5.85 billion, resulting in a debt-to-total capital ratio of 18.6% (20.5% excluding net unrealized investment gains, net of tax)

•                   Repurchased 3.7 million common shares for total cost of $300 million under share repurchase authorization

•                   Shareholders’ equity of $25.60 billion

•                   Book value per common share of $68.00

•                  Holding company liquidity of $1.55 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

(for the three months ended March 31, in millions except ratio and per share amounts)	2013	2012
Revenues
Premiums	$5,517	$5,523
Net investment income	670	740
Fee income	97	82
Net realized investment gains	10	10
Other revenues	34	37
Total revenues	6,328	6,392

Claims and expenses
Claims and claim adjustment expenses	3,153	3,364
Amortization of deferred acquisition costs	948	971
General and administrative expenses	915	884
Interest expense	92	96
Total claims and expenses	5,108	5,315

Income before income taxes	1,220	1,077
Income tax expense	324	271
Net income	$896	$806

Net income per share
Basic	$2.36	$2.04
Diluted	$2.33	$2.02

GAAP combined ratio
Loss and loss adjustment expense ratio	56.2%	60.1%
Underwriting expense ratio	32.3	32.1
GAAP combined ratio	88.5%	92.2%

Incremental impact of direct to consumer initiative on GAAP combined ratio	0.7%	0.8%

The following discussions of the Company’s net income and segment operating income are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $2.33 in the first quarter of 2013 increased by 15% over diluted net income per share of $2.02 in the same period of 2012.  Net income of $896 million in the first quarter of 2013 increased by 11% over net income of $806 million in the same period of 2012.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases.  The increase in net income in the first quarter of 2013 compared with the same period of 2012 primarily reflected the pretax impacts of (i) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”) and (ii) a decline in catastrophe losses, partially offset by declines in (iii) net investment income and (iv) net favorable prior year reserve development.  The improvement in underlying underwriting margins primarily resulted from the impact of earned pricing that exceeded loss cost trends in each of the Company’s business segments.  Partially offsetting these net pretax improvements was their related tax expense.  The effective tax rate in the first quarter of 2013 was higher than in the same period in 2012, as interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprised a lower percentage of pretax income in the first quarter of 2013 due to an increase in the underwriting gain.  Catastrophe losses in the first quarters of 2013 and 2012 were $99 million and $168 million, respectively.  Net favorable prior year reserve development in the first quarters of 2013 and 2012 was $231 million and $304 million, respectively.

Revenues

Earned Premiums

Earned premiums in the first quarter of 2013 were $5.52 billion, $6 million or less than 1% lower than in the same period of 2012.  In the Business Insurance segment, earned premiums in the first quarter of 2013 increased by 2% over the same period of 2012.  In the Financial, Professional & International Insurance segment, earned premiums in the first quarter of 2013 declined slightly from the same period of 2012.  In the Personal Insurance segment, earned premiums in the first quarter of 2013 decreased by 4% from the same period of 2012.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

(for the three months ended March 31, dollars in millions)	2013	2012
Average investments (1)	$69,996	$69,494
Pretax net investment income	670	740
After-tax net investment income	542	593
Average pretax yield (2)	3.8%	4.3%
Average after-tax yield (2)	3.1%	3.4%

(1)                  Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses, net of tax.

Net investment income in the first quarter of 2013 was $670 million, $70 million or 9% lower than in the same period of 2012.  Net investment income from fixed maturity investments was $586 million in the first quarter of 2013, a decrease of $34 million from the same period in 2012, primarily resulting from lower long-term reinvestment yields available in the market.  Net investment income generated by non-fixed maturity investments was $92 million in the first quarter of 2013, a decrease of $36 million from the same period of 2012, primarily reflecting lower results in the Company’s real estate partnership and private equity limited partnership investments.  The average pretax yield on the total investment portfolio was 3.8% in the first quarter of 2013, compared with 4.3% in the same period of 2012, primarily reflecting the decline in both fixed maturity and non-fixed maturity investment income.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $15 million increase in fee income in the first quarter of 2013 compared with the same period of 2012 is discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains

The following table sets forth information regarding the Company’s net realized investment gains.

(for the three months ended March 31, in millions)	2013	2012
Net Realized Investment Gains
Other-than-temporary impairment losses	(5)	(4)
Other net realized investment gains	15	14
Net realized investment gains	$10	$10

Other Revenues

Other revenues in the first quarters of 2013 and 2012 primarily consisted of premium installment charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2013 were $3.15 billion, $211 million or 6% lower than in the same period of 2012.  The decrease primarily reflected (i) a decline in catastrophe losses and (ii) lower business volume, partially offset by (iii) lower net favorable prior year development and (iv) the impact of loss cost trends. Net favorable prior year reserve development in the first quarters of 2013 and 2012 was $231 million and $304 million, respectively.  Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in more detail in the segment discussions that follow.  In the first quarter of 2013, net favorable prior year reserve development was reduced by a $42 million charge that was precipitated by legislation in New York enacted during the first quarter of 2013 related to the New York Fund for Reopened Cases for workers’ compensation.  Catastrophe losses in the first quarters of 2013 and 2012 were $99 million and $168 million, respectively.  Catastrophe losses in the first quarter of 2013 primarily resulted from tornadoes and hail storms in the Southeastern United States.  In the first quarter of 2012, catastrophe losses primarily resulted from tornadoes and hail storms in the Southeastern and Midwestern United States.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2013 was $948 million, $23 million or 2% lower than the same period of 2012.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2013 were $915 million, $31 million or 4% higher than in the same period of 2012.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the first quarter of 2013 was $92 million, $4 million or 4% lower than in the same period of 2012, primarily reflecting lower average levels of debt outstanding as a result of debt repayments over the previous twelve months.

Income Tax Expense

Income tax expense in the first quarter of 2013 was $324 million, $53 million or 20% higher than in the same period of 2012, primarily reflecting the $209 million increase in underwriting margins (including the impact of decreases in catastrophe losses and net favorable prior year reserve development), partially offset by the $36 million decrease in net investment income from non-fixed maturity investments compared with the same period of 2012.

The Company’s effective tax rate was 27% and 25% in the first quarters of 2013 and 2012, respectively.  The Company’s effective tax rates in both periods were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

GAAP Combined Ratio

The consolidated GAAP combined ratio of 88.5% in the first quarter of 2013 was 3.7 points lower than the consolidated GAAP combined ratio of 92.2% in the same period of 2012.

The consolidated loss and loss adjustment expense ratio of 56.2% in the first quarter of 2013 was 3.9 points lower than the consolidated loss and loss adjustment expense ratio of 60.1% in the same period of 2012.  The 2013 and 2012 first quarter loss and loss adjustment expense ratios included 4.1 points and 5.5 points of benefit from net favorable prior year reserve development, respectively.  Catastrophe losses accounted for 1.8 points and 3.1 points of the 2013 and 2012 first quarter loss and loss adjustment expense ratios, respectively.  The consolidated loss and loss adjustment expense ratio excluding prior year reserve development and catastrophe losses (“underlying loss and loss adjustment expense ratio”)  in the first quarter of 2013 was 4.0 points lower than the 2012 first quarter ratio on the same basis, primarily reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The consolidated underwriting expense ratio of 32.3% for the first quarter of 2013 was 0.2 points higher than the consolidated underwriting expense ratio of 32.1% in the same period of 2012.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2013	2012

Business Insurance	$3,626	$3,429
Financial, Professional & International Insurance	799	791
Personal Insurance	1,763	1,853
Total	$6,188	$6,073

	Net Written Premiums
(for the three months ended March 31, in millions)	2013	2012

Business Insurance	$3,260	$3,100
Financial, Professional & International Insurance	647	604
Personal Insurance	1,690	1,793
Total	$5,597	$5,497

Gross and net written premiums in the first quarter of 2013 both increased by 2% over the same period of 2012.  Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

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

Business Insurance

Results of the Company’s Business Insurance segment were as follows:

(for the three months ended March 31, in millions except ratio amounts)	2013	2012
Revenues
Earned premiums	$2,942	$2,876
Net investment income	487	532
Fee income	97	82
Other revenues	13	14
Total revenues	$3,539	$3,504
Total claims and expenses	$2,741	$2,674
Operating income	$590	$612

Loss and loss adjustment expense ratio	57.7%	57.8%
Underwriting expense ratio	31.7	31.8
GAAP combined ratio	89.4%	89.6%

Overview

Operating income in the first quarter of 2013 was $590 million, $22 million or 4% lower than operating income of $612 million in the same period of 2012.  The decline in operating income in the first quarter of 2013 compared with the same period of 2012 primarily reflected the pretax impacts of (i) lower net favorable prior year reserve development and (ii) a decline in net investment income, partially offset by (iii) higher underlying underwriting margins primarily resulting from earned pricing that exceeded loss cost trends and (iv) a decline in catastrophe losses.  Net favorable prior year reserve development in the first quarter of 2013 was reduced by a $42 million charge that was precipitated by legislation in New York as described above.  Partially offsetting these net pretax declines were their related tax benefits.  The effective tax rate in the first quarter of 2013 decreased slightly from the same period of 2012.  Net favorable prior year reserve development was $113 million in the first quarter of 2013, compared with $248 million in the same period of 2012.  Catastrophe losses in the first quarter of 2013 were $35 million, compared with $53 million in the same period of 2012.

Earned Premiums

Earned premiums in the first quarter of 2013 were $2.94 billion, $66 million or 2% higher than in the same period of 2012, primarily reflecting the impact of an increase in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the first quarter of 2013 was $487 million, $45 million or 8% lower than in the same 2012 period, primarily due to lower net investment income from both fixed maturity investments and non-fixed maturity investments.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2013 compared with the same period of 2012.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the first quarter of 2013 was $97 million, $15 million or 18% higher than in the same period of 2012, primarily reflecting higher serviced premium volume in workers’ compensation residual market pools and the impact of higher claim volume in the large deductible business.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2013 were $1.75 billion, $40 million or 2% higher than in the same period of 2012.  The increase in 2013 primarily reflected (i) a decline in net favorable prior year reserve development and (ii) the impact of loss cost trends, partially offset by (iii) a modest decline in business volume and (iv) a decline in catastrophe losses.  Net favorable prior year reserve development in the first quarters of 2013 and 2012 was $113 million and $248 million, respectively.  Net favorable prior year reserve development in the first quarter of 2013 was primarily driven by better than expected loss development in the general liability product line for accident years 2010 and prior, reflecting more favorable legal and judicial environments than what the Company previously expected, and better than expected loss development in the property product line for accident years 2010 through 2012 related to catastrophe and non-catastrophe losses.  Net favorable prior year reserve development in the first quarter of 2013 was reduced by a $42 million charge that was precipitated by legislation in New York as described above.  Net favorable prior year reserve development in the first quarter of 2012 was primarily driven by better than expected loss development in the general liability product line for accident years 2004 through 2009, reflecting more favorable legal and judicial environments than what the Company previously expected, and better than expected loss development for the 2010 accident year in the property product line.  This improvement was partially offset by unfavorable prior year reserve development in the commercial automobile product line for the 2011 accident year resulting from higher than expected frequency and severity.  Catastrophe losses in the first quarters of 2013 and 2012 were $35 million and $53 million, respectively.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2013 was $475 million, $8 million or 2% higher than in the same period of 2012.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2013 were $517 million, $19 million or 4% higher than in the same period of 2012, primarily driven by an increase in employee- and technology-related expenses.

Income Tax Expense

Income tax expense in the first quarter of 2013 was $208 million, $10 million or 5% lower than in the same period of 2012, primarily reflecting the $25 million decrease in net investment income from non-fixed maturity investments compared with the same period of 2012, partially offset by the $14 million increase in underwriting margins (including the impact of decreases in net favorable prior year reserve development and catastrophe losses) compared with the same period of 2012.

GAAP Combined Ratio

The GAAP combined ratio of 89.4% in the first quarter of 2013 was 0.2 points lower than the GAAP combined ratio of 89.6% in the same period of 2012.

The loss and loss adjustment expense ratio of 57.7% in the first quarter of 2013 was 0.1 points lower than the loss and loss adjustment expense ratio of 57.8% in the same period of 2012.  Net favorable prior year reserve development in the first quarters of 2013 and 2012 provided 3.9 points and 8.6 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first quarters of 2013 and 2012 accounted for 1.2 points and 1.8 points, respectively, of the loss and loss adjustment expense ratio.  The 2013 first quarter underlying loss and loss adjustment expense ratio was 4.2 points lower than the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The underwriting expense ratio of 31.7% for the first quarter of 2013 was 0.1 points lower than the underwriting expense ratio of 31.8% in the same period of 2012.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2013	2012

Select Accounts	$738	$731
Commercial Accounts	954	904
National Accounts	446	372
Industry-Focused Underwriting	732	685
Target Risk Underwriting	550	527
Specialized Distribution	205	208
Total Business Insurance Core	3,625	3,427
Business Insurance Other	1	2
Total Business Insurance	$3,626	$3,429

	Net Written Premiums
(for the three months ended March 31, in millions)	2013	2012

Select Accounts	$724	$718
Commercial Accounts	908	861
National Accounts	277	235
Industry-Focused Underwriting	699	648
Target Risk Underwriting	448	429
Specialized Distribution	204	208
Total Business Insurance Core	3,260	3,099
Business Insurance Other	—	1
Total Business Insurance	$3,260	$3,100

In Business Insurance Core, gross and net written premiums in the first quarter of 2013 increased by 6% and 5%, respectively, over the same period of 2012.  The increases in gross and net written premiums in the first quarter of 2013 were concentrated in Industry-Focused Underwriting, Commercial Accounts and National Accounts and were driven by rate increases.  Overall business retention rates remained strong and increased slightly over the first quarter of 2012.  Renewal premium changes — comprising both renewal rate changes and insured exposure growth — and new business levels increased over the same period of 2012.  Renewal rate changes continued to exceed expected loss cost trends.

Select Accounts.  Net written premiums of $724 million in the first quarter of 2013 increased by 1% over the same period of 2012.  Business retention rates remained strong and increased over the first quarter of 2012.  Renewal premium changes remained positive and increased over the first quarter of 2012.  New business volumes declined compared with the same period of 2012.

Commercial Accounts.  Net written premiums of $908 million in the first quarter of 2013 increased by 5% over the same period of 2012.  Business retention rates remained strong and increased slightly over the first quarter of 2012.  Renewal premium changes remained positive and increased slightly over the same period of 2012, reflecting higher renewal rate changes.  New business volumes increased over the same period of 2012.

National Accounts. Net written premiums of $277 million in the first quarter of 2013 increased by 18% over the same period of 2012.  Business retention rates remained high in the first quarter of 2013 but were lower than in the same period of 2012.  Renewal premium changes remained positive and were broadly consistent with the same period of 2012.  New business volumes declined from the same period of 2012.  In addition, growth in workers’ compensation residual market pools also contributed to the increase in net written premiums in the first quarter of 2013.

Industry-Focused Underwriting.  Net written premiums of $699 million in the first quarter of 2013 increased by 8% over the same period of 2012.  Premium growth in the first quarter of 2013 was concentrated in the Construction business unit.

Target Risk Underwriting.  Net written premiums of $448 million in the first quarter of 2013 increased by 4% over the same period of 2012.  Premium growth in the first quarter of 2013 was concentrated in the Inland Marine business unit.

Specialized Distribution. Net written premiums of $204 million in the first quarter of 2013 declined by 2% from the same period of 2012.

Financial, Professional & International Insurance

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

(for the three months ended March 31, in millions except ratio amounts)	2013	2012
Revenues
Earned premiums	$735	$737
Net investment income	92	104
Other revenues	5	8
Total revenues	$832	$849
Total claims and expenses	$607	$649
Operating income	$163	$149

Loss and loss adjustment expense ratio	40.8%	46.0%
Underwriting expense ratio	41.5	41.8
GAAP combined ratio	82.3%	87.8%

Overview

Operating income in the first quarter of 2013 was $163 million, $14 million or 9% higher than operating income of $149 million in the same period of 2012, primarily reflecting the pretax impact of (i) higher underlying underwriting margins that were driven by earned pricing increases that exceeded loss cost trends and a lower level of what the Company defines as large losses, and (ii) an increase in net favorable prior year reserve development, partially offset by (iii) a decline in net investment income.  Partially offsetting these net pretax improvements was their related tax expense.  The effective tax rate in the first quarter of 2013 increased from the same period of 2012 due to interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income due to an increase in the underwriting gain.  Net favorable prior year reserve development in the first quarter of 2013 was $58 million, compared with $46 million in the same period of 2012.  There were no catastrophe losses in the first quarters of either 2013 or 2012.

Earned Premiums

Earned premiums in the first quarter of 2013 were $735 million, slightly lower than in the same period of 2012.

Net Investment Income

Net investment income in the first quarter of 2013 was $92 million, $12 million or 12% lower than in the same period of 2012, primarily due to lower net investment income from both fixed maturity investments and non-fixed maturity investments.  Included in the Financial, Professional & International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the change in the Company’s consolidated net investment income in the first quarter of 2013 as compared with the same period of 2012.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2013 were $302 million, $39 million or 11% lower than in the same period of 2012, primarily reflecting (i) an increase in net favorable prior year reserve development, (ii) reduced loss cost trends and (iii) lower levels of large losses.  Net favorable prior year reserve development was $58 million and $46 million in the first quarters of 2013 and 2012, respectively.  Both Bond & Financial Products and International contributed to the net favorable prior year reserve development in the first quarters of 2013 and 2012.  In the first quarter of 2013, net favorable prior year reserve development in Bond & Financial Products primarily reflected better than expected results for the 2006 through 2008 and 2010 accident years for the contract surety business.  In International, net favorable prior year reserve development in the first quarter of 2013 reflected better than expected loss development in Canada and in the Company’s operations at Lloyd’s.  In the first quarter of 2012, net favorable prior year reserve development in Bond & Financial Products primarily reflected better than expected results for the 2006 through 2008 accident years for the contract surety business.  In International, net favorable development in the first quarter of 2012 reflected better than expected loss development in Canada, primarily in the surety and property lines of business for recent accident years and better than expected development in the Company’s operation at Lloyd’s in the marine and accident and special risks business units for recent accident years.

Amortization of Deferred Acquisition Expenses

Amortization of deferred acquisition costs in the first quarter of 2013 was $143 million, level with the same period of 2012.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2013 were $162 million, $3 million or 2% lower than in the same period of 2012.

Income Tax Expense

Income tax expense in the first quarter of 2013 was $62 million, $11 million or 22% higher than in the same period of 2012, primarily reflecting the $40 million increase in underwriting margins (including the impact of an increase in net favorable prior year reserve development), partially offset by the $5 million decrease in net investment income from non-fixed maturity investments compared with the same period of 2012.

GAAP Combined Ratio

The GAAP combined ratio of 82.3% in the first quarter of 2013 was 5.5 points lower than the GAAP combined ratio of 87.8% in the same period of 2012.

The loss and loss adjustment expense ratio of 40.8% in the first quarter of 2013 was 5.2 points lower than the loss and loss adjustment expense ratio of 46.0% in the same period of 2012.  The 2013 and 2012 first quarter ratios included 7.8 points and 6.1 points of benefit, respectively, from net favorable prior year reserve development.  There were no catastrophe losses incurred in the first quarters of 2013 or 2012.  The 2013 first quarter underlying loss and loss adjustment expense ratio was 3.5 points lower than the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The underwriting expense ratio of 41.5% in the first quarter of 2013 was 0.3 points lower than the underwriting expense ratio of 41.8% in the same period of 2012.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2013	2012

Bond & Financial Products	$498	$485
International	301	306
Total Financial, Professional & International Insurance	$799	$791

	Net Written Premiums
(for the three months ended March 31, in millions)	2013	2012

Bond & Financial Products	$395	$357
International	252	247
Total Financial, Professional & International Insurance	$647	$604

The Financial, Professional & International Insurance segment’s gross and net written premiums in the first quarter of 2013 increased by 1% and 7%, respectively, from the same period of 2012.

Net written premiums in Bond & Financial Products in the first quarter of 2013 were $395 million, $38 million or 11% higher than in the same period of 2012, primarily driven by lower reinsurance costs (resulting from price decreases and slightly higher retention levels) and rate increases in the management liability business.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the first quarter of 2013 remained strong but were slightly lower than in the same period of 2012.  Renewal premium changes in the first quarter of 2013 remained positive and increased over the same period of 2012, primarily driven by positive renewal rate changes that exceeded expected loss cost trends.  New business volume in the first quarter of 2013 declined from the same period of 2012.

Net written premiums in International in the first quarter of 2013 were $252 million, $5 million or 2% higher than in the same period of 2012.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the first quarter of 2013 were strong and slightly higher than in the same period of 2012.  Renewal premium changes were flat in the first quarters of both 2013 and 2012, as positive renewal rate changes were offset by a decline in insured exposures. New business volume in International in the first quarter of 2013 decreased from the same period of 2012.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

(for the three months ended March 31, in millions except ratio amounts)	2013	2012
Revenues
Earned premiums	$1,840	$1,910
Net investment income	91	104
Other revenues	18	19
Total revenues	$1,949	$2,033
Total claims and expenses	$1,664	$1,889
Operating income	$197	$108

Loss and loss adjustment expense ratio	59.9%	68.8%
Underwriting expense ratio	29.5	29.0
GAAP combined ratio	89.4%	97.8%
Incremental impact of direct to consumer initiative on GAAP combined ratio	1.9%	2.1%

Overview

Operating income in the first quarter of 2013 was $197 million, $89 million or 82% higher than operating income of $108 million in the same period of 2012.  The improvement in operating income primarily reflected the pretax impacts of (i) higher underlying underwriting margins resulting from the impact of earned pricing that exceeded loss cost trends, lower non-catastrophe weather-related losses and lower fire-related losses, (ii) a decline in catastrophe losses and (iii) an increase in net favorable prior year reserve development, partially offset by (iv) a decline in net investment income.  Partially offsetting these net pretax improvements was their related tax expense.  The effective tax rate in the first quarter of 2013 increased from the same period of 2012 due to interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income due to an increase in the underwriting gain.  Catastrophe losses in the first quarters of 2013 and 2012 were $64 million and $115 million, respectively.  Net favorable prior year reserve development in the first quarters of 2013 and 2012 was $60 million and $10 million, respectively.

Earned Premiums

Earned premiums in the first quarter of 2013 were $1.84 billion, $70 million or 4% lower than in the same period of 2012.  The decrease reflected lower net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the first quarter of 2013 was $91 million, $13 million or 13% lower than in the same period of 2012, primarily due to lower net investment income from both fixed maturity investments and non-fixed maturity investments.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2013 compared with the same period of 2012.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2013 were $1.10 billion, $212 million or 16% lower than in the same period of 2012. The decrease primarily reflected (i) a decline in catastrophe losses, (ii) higher net favorable prior year reserve development, (iii) lower non-catastrophe weather-related losses, (iv) lower fire-related losses and (v) lower business volume, partially offset by (vi) the impact of loss cost trends.  Catastrophe losses in the first quarters of 2013 and 2012 were

$64 million and $115 million, respectively.  Net favorable prior year reserve development in the first quarters of 2013 and 2012 was $60 million and $10 million, respectively. Net favorable prior year reserve development in the first quarter of 2013 was primarily driven by better than expected loss experience in the Homeowners and Other product line for accident year 2011 for both non-catastrophe weather-related losses and catastrophe losses.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2013 was $330 million, $31 million or 9% lower than in the same period of 2012.  The decrease in the first quarter of 2013 reflected the decline in earned premiums compared with the first quarter of 2012, a reclassification of fee income related to the National Flood Insurance Program from general and administrative expenses to a component of acquisition costs to conform to the presentation prescribed by insurance regulators and lower fixed-value commission expense.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2013 were $232 million, $18 million or 8% higher than in the same period of 2012.  The increase in the first quarter of 2013 included an increase in contingent commission expense due to the increase in the number of agents reverting to a contingent commission compensation program and the impact of the reclassification of fee income described above, partially offset by a decline in other operating expenses.

Income Tax Expense

Income tax expense in the first quarter of 2013 was $88 million, $52 million or 144% higher than in the same period of 2012, primarily reflecting the $155 million increase in underwriting margins (including the impact of a decrease in catastrophe losses and an increase in net favorable prior year reserve development), partially offset by the $6 million decrease in net investment income from non-fixed maturity investments compared with the same period of 2012.

GAAP Combined Ratio

The GAAP combined ratio of 89.4% in the first quarter of 2013 was 8.4 points lower than the GAAP combined ratio of 97.8% in the same period of 2012.

The loss and loss adjustment expense ratio of 59.9% in the first quarter of 2013 was 8.9 points lower than the loss and loss adjustment expense ratio of 68.8% in the same period of 2012.  Catastrophe losses accounted for 3.5 points and 6.0 points of the loss and loss adjustment expense ratios in the first quarters of 2013 and 2012, respectively.  The loss and loss adjustment expense ratio for the first quarters of 2013 and 2012 included 3.3 points and 0.5 points of benefit, respectively, from net favorable prior year reserve development.  The 2013 first quarter underlying loss and loss adjustment expense ratio was 3.6 points lower than the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The underwriting expense ratio of 29.5% in the first quarter of 2013 was 0.5 points higher than the underwriting expense ratio of 29.0% in the same period of 2012, primarily reflecting the decrease in earned premiums discussed above.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2013	2012

Agency Automobile	$835	$904
Agency Homeowners and Other	889	912
Total Agency Personal Insurance	$1,724	$1,816

	Net Written Premiums
(for the three months ended March 31, in millions)	2013	2012

Agency Automobile	$831	$900
Agency Homeowners and Other	820	855
Total Agency Personal Insurance	$1,651	$1,755

Gross and net agency written premiums in the first quarter of 2013 were 5% and 6% lower, respectively, than in the same period of 2012.

In the Agency Automobile line of business, net written premiums in the first quarter of 2013 were 8% lower than in the same period of 2012.  Business retention rates remained strong in the first quarter of 2013 but were slightly lower than in the same period of 2012.  Renewal premium changes remained positive in the first quarter of 2013 and increased over the same period of 2012, primarily driven by renewal rate changes that exceeded expected loss cost trends.  New business levels were lower than in the same period of 2012.

In the Agency Homeowners and Other line of business, net written premiums in the first quarter of 2013 were 4% lower than in the same period of 2012.  Business retention rates remained strong in the first quarter of 2013 but were slightly lower than in the same period of 2012.  Renewal premium changes remained positive in the first quarter of 2013 and increased over the same period of 2012, primarily driven by renewal rate changes that exceeded expected loss cost trends.  New business levels were lower than in the same period of 2012.

For its Agency business, the Personal Insurance segment had approximately 6.9 million and 7.6 million active policies at March 31, 2013 and 2012, respectively.

Direct to Consumer Written Premiums

In the direct to consumer business, net written premiums in the first quarter of 2013 were $39 million, $1 million or 3% higher than in the same period of 2012.  The increase in net written premiums in the first quarter of 2013 occurred in the homeowners and other line of business.  The direct to consumer business had 161,000 active policies at March 31, 2013, an increase of 9% over the same date in 2012.

Interest Expense and Other

(for the three months ended March 31, in millions)	2013	2012
Operating loss	$(63)	$(68)

The operating loss for Interest Expense and Other in the first quarter of 2013 was $63 million, compared with $68 million in the same period of 2012.  After-tax interest expense was $60 million and $62 million in the first quarters of 2013 and 2012, respectively.

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have expanded insurance coverage for asbestos claims far beyond the original intent of insurers and policyholders. The Company has received and continues to receive a significant number of asbestos claims from the Company’s policyholders (which includes others seeking coverage under a policy).  Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the continued focus by plaintiffs on previously peripheral defendants.  The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years.  In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. The bankruptcy of many traditional defendants has also caused increased settlement demands against those policyholders who are not in bankruptcy but remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket.  Prioritizing claims involving credible evidence of injuries, along with the focus on previously peripheral defendants, contributes to the claims and claim adjustment expense payment patterns experienced by the Company.  The Company’s asbestos-related claims and claim adjustment expense experience also has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.

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

TPC had entered into settlement agreements which are subject to a number of contingencies, in connection with a number of these direct action claims (Direct Action Settlements).  For a full discussion of these settlement agreements, see the “Asbestos Direct Action Litigation” section of note 12 of notes to the unaudited consolidated financial statements in this report.

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

Net asbestos paid losses in the first quarter of 2013 were $44 million, compared with $55 million in the same period of 2012.  Net asbestos reserves were $2.33 billion at March 31, 2013, compared with $2.38 billion at March 31, 2012.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2013	2012
Beginning reserves:
Gross	$2,689	$2,780
Ceded	(311)	(341)
Net	2,378	2,439

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Losses paid:
Gross	63	56
Ceded	(19)	(1)
Net	44	55

Ending reserves:
Gross	2,626	2,724
Ceded	(292)	(340)
Net	$2,334	$2,384

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

Net environmental paid losses in the first quarters of 2013 and 2012 were $11 million and $24 million, respectively.  At March 31, 2013, approximately 93% of the net environmental reserve (approximately $313 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $23 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2013	2012
Beginning reserves:
Gross	$352	$346
Ceded	(5)	(5)
Net	347	341

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Losses paid:
Gross	12	25
Ceded	(1)	(1)
Net	11	24

Ending reserves:
Gross	340	321
Ceded	(4)	(4)
Net	$336	$317

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures discussed above, management believes that the reserves carried for asbestos and environmental claims at March 31, 2013 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the  insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also see note 12 of notes to the unaudited consolidated financial statements in this report).

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

INVESTMENT PORTFOLIO

The Company’s invested assets at March 31, 2013 were $73.08 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at March 31, 2013 was $64.70 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both March 31, 2013 and December 31, 2012.  Below investment grade securities represented 3.2% and 3.1% of the total fixed maturity investment portfolio at March 31, 2013 and December 31, 2012, respectively.  The average effective duration of fixed maturities and short-term securities was 3.2 (3.3 excluding short-term securities) at March 31, 2013 and 3.2 (3.4 excluding short-term securities) at December 31, 2012.  During the first quarter of 2013, the Company increased its short position in U.S. Treasury futures, which it uses to manage the duration of its fixed maturity portfolio, to reduce the Company’s exposure to a decrease in its book value resulting from an increase in interest rates.  See the “Outlook” section in “Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at March 31, 2013 and December 31, 2012 included $38.25 billion and $38.68 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at March 31, 2013 and December 31, 2012 were $9.65 billion and $9.03 billion, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as pre-refunded bonds), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.  Such escrow accounts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee and are almost exclusively comprised of U.S. Treasury securities.  Moody’s Investors Service has assigned negative outlooks to municipal securities in both the state sector and local government sector within the United States.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  The downgrade during 2008 and 2009 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of many such securities to the underlying rating of the respective security.  Of the insured municipal securities in the Company’s investment portfolio at March 31, 2013, approximately 99% were rated at A3 or above, and approximately 91% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at March 31, 2013.  The average credit rating of the entire municipal bond portfolio was “Aa1” at March 31, 2013 with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at March 31, 2013 and December 31, 2012 included $2.78 billion and $3.00 billion, respectively, of residential mortgage-backed securities including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at March 31, 2013 and December 31, 2012 were $1.31 billion and $1.44 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.47 billion and $1.56 billion, at March 31, 2013 and December 31, 2012, respectively. Approximately 44% and 43% of the Company’s CMO holdings at March 31, 2013 and December 31, 2012, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The average credit rating of the $824 million and $893 million of non-guaranteed CMO holdings at March 31, 2013 and December 31, 2012, respectively, was “B2” at both dates. The average credit rating of all of the above securities was “A1” at both March 31, 2013 and December 31, 2012.

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

Alternative Documentation Mortgages and Sub-Prime Mortgages

At March 31, 2013 and December 31, 2012, the Company’s fixed maturity investment portfolio included collateralized mortgage obligations backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $340 million and $347 million, respectively (comprising less than 1% of the Company’s total fixed maturity investments at both dates).  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities’ requirements for credit score but do not meet the government-sponsored entities’ guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Ba2” and “Ba1” at March 31, 2013 and December 31, 2012, respectively.

Commercial Mortgage-Backed Securities and Project Loans

At March 31, 2013 and December 31, 2012, the Company held commercial mortgage-backed securities (including FHA project loans) of $470 million and $453 million, respectively.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information about these invested asset classes.

Other Investments

At March 31, 2013 and December 31, 2012, the carrying value of the Company’s other investments was $3.44 billion and $3.43 billion, respectively.  The Company’s other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company’s fixed maturity investments.

These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  Net investment income provided by these asset classes was $77 million and $115 million in the quarters ended March 31, 2013 and 2012, respectively.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Reinsurance Recoverables” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	March 31, 2013	December 31, 2012
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$5,070	$5,256
Allowance for uncollectible reinsurance	(256)	(258)
Net reinsurance recoverables	4,814	4,998
Mandatory pools and associations	2,251	2,549
Structured settlements	3,184	3,165
Total reinsurance recoverables	$10,249	$10,712

The $184 million decline in net reinsurance recoverables since December 31, 2012 primarily reflected the impact of cash collections, including commutation agreements, and the impact of net favorable prior year reserve development in the first quarter of 2013.

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

Given the possibility that more active weather patterns such as the Company experienced in a number of recent periods may continue, as well as the possibility that interest rates may remain low for some period of time, along with the current level of profitability in certain of its product lines, the Company has undertaken efforts to improve its underwriting margins.  These efforts include seeking improved rates, as well as improved terms and conditions, on many of its insurance products, and also include other initiatives, such as reducing operating expenses and acquisition costs.  These efforts may not be successful and/or may result in lower retention and new business levels and therefore lower business volumes.  In particular, in the Agency Automobile line of business, the Company has undertaken various actions to improve its underwriting margins, which have been negatively impacted by various factors.  If these actions are not effective, the Company may need to explore other actions or initiatives to improve its competitive position and profitability in this line of business.  Refer to “Part I—Item 1A—Risk Factors—The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong relative to historical experience.  The Company also expects to continue to achieve price increases on renewal business during the remainder of 2013 that generally exceed loss cost trends.  In the Business Insurance segment, the Company expects that renewal premium changes during the remainder of 2013 will be broadly consistent with the levels attained in the first quarter of 2013 and will be driven by both positive renewal rate changes and, subject to the economic uncertainties discussed below, growth in insured exposures.  In the Financial, Professional & International Insurance segment, the Company expects that renewal premium changes during the remainder of 2013 will be broadly consistent with the first quarter of 2013.  With respect to construction surety, the Company expects written premium volume in 2013 to be broadly consistent with the levels attained in 2012.  In the Personal Insurance segment, the Company expects both Agency Automobile and Agency Homeowners and Other renewal premium changes during the remainder of 2013 will decline as compared to the first quarter of 2013, but the Company expects such renewal premium changes will remain positive and exceed underlying loss cost trends, assuming weather patterns and other loss trends consistent with the Company’s expectations.  Renewal premium changes for both Agency Automobile and Agency Homeowners and Other in the remainder of 2013 are expected to be driven by both positive renewal rate changes (based on the Company’s actions to file for rate increases) and, subject to the economic uncertainties discussed below, growth in insured exposures.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business.  Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2013 for new business, not only in Business Insurance and Financial, Professional & International Insurance, but especially in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as “comparative raters,”  has facilitated the process of generating multiple quotes, thereby increasing price comparison on new business and, increasingly, on renewal business.

There remains considerable uncertainty as to whether the U.S. or the global economy will grow modestly, remain stagnant or enter a recession. Economic growth experienced in 2011 and 2012, as well as in the first quarter of 2013, may or may not continue, or may continue at a slower rate for an extended period of time. In addition, some economic conditions, such as employment rates, may continue to be weak.  Future actions or inactions of the United States government, including a failure to increase the government debt limit or a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets. Further, general uncertainty regarding the U.S. Federal budget and taxes has added to the uncertainty regarding economic conditions generally.

If weak economic conditions persist or deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates. Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could adversely impact net written premiums during the remainder of 2013, and, since earned premiums lag net written premiums, earned premiums could be adversely impacted later in 2013 and into 2014.

Underwriting Gain/Loss.  The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

Catastrophe and other weather-related losses are inherently unpredictable from period to period.  The Company experienced significant catastrophe and other weather-related losses in a number of recent periods which adversely impacted its results of operations. The Company’s results of operations would continue to be adversely impacted if significant catastrophe and other weather-related losses were to occur during the remainder of 2013.

For the last several years, the Company’s results have included significant amounts of net favorable prior year reserve development, although at lower levels in some recent years, driven by better than expected loss experience in all of the Company’s segments.  The lower level of net favorable prior year reserve development in a number of recent periods may have been in part due to the Company’s reserve estimation process incorporating those factors that led to the higher levels of net favorable prior year reserve development in previous years.  If that trend continues, the better than expected loss experience may continue at these recent lower levels, or even lower levels.  However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods.  In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods of the current year.

In Business Insurance, the Company expects that the anticipated impact of increases in renewal premium changes, partially offset by an expected modest increase in loss cost trends, and assuming weather patterns consistent with the Company’s expectations, will likely result in underlying underwriting margins during the remainder of 2013 that are higher than in 2012.  In Financial, Professional & International Insurance, the Company expects that the anticipated impact of lower underlying losses due to recent underwriting actions in the segment and increases in renewal premium changes in Bond & Financial Products will likely result in underlying underwriting margins during the remainder of 2013 that are modestly higher than in 2012.  In Personal Insurance, the Company anticipates underlying underwriting margins during the remainder of 2013 that are broadly consistent with 2012.  In Agency Automobile, the Company anticipates an improvement in underlying underwriting margins during the remainder of 2013 due to the anticipated impact of continued positive renewal premium changes, partially offset by loss cost trends.  In Agency Homeowners and Other, the Company anticipates a modest decline in underlying underwriting margins during the remainder of 2013, reflecting a return to non-catastrophe weather-related loss levels consistent with the Company’s expectations and loss cost trends, partially offset by the anticipated impact of continued positive renewal premium changes.  Also in Personal Insurance, the Company’s direct to consumer initiative, the new distribution channel that the Company launched in 2009, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The average effective duration of fixed maturities and short-term securities was 3.2 (3.3 excluding short-term securities) at March 31, 2013.  During the remainder of 2013, subject to market conditions, the Company plans to continue to increase its short position in U.S. Treasury futures, which it uses to manage the duration of its fixed maturity portfolio, to reduce the Company’s exposure to a decrease in its book value resulting from an increase in interest rates.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

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

Net investment income is a material contributor to the Company’s results of operations.  Interest rates remain at very low levels by historical standards.  Based on the current interest rate environment, the Company estimates that the impact of lower reinvestment yields on the Company’s fixed maturity portfolio could, in the remainder of 2013, result in approximately $30 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding quarter of 2012.  Given recent general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio for 2013 will be lower than in 2012.  If general economic conditions and/or investment market conditions deteriorate in 2013, the Company could also experience a further reduction in net investment income and/or significant realized investment losses, including impairments.  For further discussion of the Company’s investment portfolio, see “Investment Portfolio” in this report.  For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected” and “Our investment portfolio may suffer reduced returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders.  The Company expects that, generally over time and consistent with 2012, the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income.  In addition, the timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  For information regarding the Company’s common share repurchases in 2013, see “Liquidity and Capital Resources” in this report.

The Company had a net after-tax unrealized investment gain of $2.69 billion in its fixed maturity investment portfolio at March 31, 2013.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

Many of the statements in this “Outlook” section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.   Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this report.

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

At March 31, 2013, total cash and short-term invested assets aggregating $1.55 billion and having a weighted average maturity of 67 days were held in the United States by the holding company.  These assets are sufficient to meet the holding company’s current liquidity requirements and are in excess of the Company’s minimum target level, comprising the Company’s estimated annual pretax interest expense and common shareholder dividends, and currently totaling approximately $1.1 billion.  These liquidity requirements primarily include shareholder dividends, debt service and, from time to time, contributions to its qualified domestic pension plan.

The holding company is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of March 31, 2013, as such earnings are intended to be permanently reinvested in those operations.

Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at March 31, 2013.

The Company has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time.  The Company also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in June 2013 and which the Company is in the process of replacing.  This line of credit also supports the Company’s $800 million commercial paper program, of which $100 million was outstanding at March 31, 2013.  The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

At the Company’s Annual Meeting of Shareholders scheduled on May 22, 2013, the Company’s shareholders are being asked to consider an amendment to the Company’s Articles of Incorporation to provide additional authority to issue up to five million shares of preferred stock.  The Company’s board of directors has determined that the authorization of additional shares of preferred stock is desirable and in the shareholders’ best interest because it will provide the Company with the flexibility to consider and respond to future business needs and opportunities as they arise from time to time.  While the Company does not have any current specific plans, arrangements or understandings, written or oral, to issue any such preferred stock for any purpose, the Company is continually evaluating its financial position and analyzing the possible benefits of capital market transactions, including issuing preferred stock.

The Company currently utilizes uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $382 million to provide much of the capital needed to support its obligations at Lloyd’s.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first quarter of 2013 and 2012 were $530 million and $814 million, respectively.  Cash flows in the first quarter of 2013 were lower than in the same period of 2012 due to higher levels of paid operating expenses and lower receipts related to reinsurance recoverables.

Investing Activities

Net cash flows provided by investing activities were $303 million in the first quarter of 2013, compared with net cash flows used in investing activities of $295 million in the first quarter of 2012.  The Company’s consolidated total investments at March 31, 2013 decreased by $757 million or 1% from year-end 2012.

The Company’s investment portfolio is managed to support its insurance operations; accordingly, the portfolio is positioned to meet obligations to policyholders.  As such, the primary goals of the Company’s asset-liability management process are to satisfy the insurance liabilities and maintain sufficient liquidity to cover fluctuations in projected liability cash flows. The expected principal and interest payments produced by the Company’s fixed maturity portfolio adequately fund the estimated runoff of the Company’s insurance reserves.  Although this is not an exact cash flow match in each period, the substantial amount by which the market value of the fixed maturity portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, contributes to the Company’s ability to fund claim payments without having to sell illiquid assets or access credit facilities.

Financing Activities

Net cash flows used in financing activities in the first quarter of 2013 and 2012 were $914 million and $478 million, respectively.  The 2013 total included the payment of the Company’s $500 million, 5.00% senior notes at maturity.  In addition, the totals in both periods reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.

Dividends.  Dividends paid to shareholders were $175 million and $161 million in the first quarter of 2013 and 2012, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On

April 23, 2013, the Company announced that it increased its regular quarterly dividend from $0.46 per share to $0.50 per share, a 9% increase.  The increased dividend is payable June 28, 2013 to shareholders of record on June 10, 2013.

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.  During the three months ended March 31, 2013, the Company repurchased 3.7 million shares under its share repurchase authorization for a total cost of $300 million.  The average cost per share repurchased was $81.01.  At March 31, 2013, the Company had $1.86 billion of capacity remaining under its share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at March 31, 2013 and December 31, 2012.

(in millions)	March 31, 2013	December 31, 2012
Debt:
Short-term	$100	$600
Long-term	5,761	5,761
Net unamortized fair value adjustments and debt issuance costs	(10)	(11)
Total debt	5,851	6,350
Shareholders’ equity:
Common stock and retained earnings, less treasury stock	23,670	23,169
Accumulated other comprehensive income	1,926	2,236
Total shareholders’ equity	25,596	25,405
Total capitalization	$31,447	$31,755

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	March 31, 2013	December 31, 2012

Total capitalization excluding net unrealized gain on investments	$28,583	$28,652
Net unrealized gain on investments, net of taxes	2,864	3,103
Total capitalization	$31,447	$31,755

Debt-to-total capital ratio	18.6%	20.0%
Debt-to-total capital ratio excluding net unrealized gain on investments	20.5%	22.2%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) was 20.5% at March 31, 2013, within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  There were no rating agency actions taken with respect to the Company since March 1, 2013, the date on which the Company’s Amended Annual Report on Form 10-K/A was filed with the Securities and Exchange Commission.  For additional discussion of ratings, see the “Ratings” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2012.

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.97 billion at March 31, 2013) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2013			December 31, 2012
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,514	$9,008	$14,522	$5,525	$9,109	$14,634
Commercial property	894	591	1,485	992	638	1,630
Commercial multi-peril	1,979	1,644	3,623	2,018	1,723	3,741
Commercial automobile	2,365	1,190	3,555	2,343	1,241	3,584
Workers’ compensation	9,742	7,724	17,466	9,684	7,589	17,273
Fidelity and surety	483	948	1,431	479	934	1,413
Personal automobile	1,939	700	2,639	1,980	722	2,702
Homeowners and personal—other	983	759	1,742	1,335	809	2,144
International and other	2,091	1,431	3,522	2,216	1,551	3,767
Property-casualty	25,990	23,995	49,985	26,572	24,316	50,888
Accident and health	33	—	33	34	—	34
Claims and claim adjustment expense reserves	$26,023	$23,995	$50,018	$26,606	$24,316	$50,922

The $904 million decrease in gross claims and claim adjustment expense reserves since December 31, 2012 primarily reflected payments related to significant catastrophe losses incurred in 2012, the impact of net favorable prior year reserve development and payments related to operations in runoff, including asbestos and environmental claims.

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

FORWARD-LOOKING STATEMENTS, Continued

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

•                  changes in U.S. tax laws or in the tax laws of other jurisdictions in which the Company operates could adversely impact the Company;

•                  the Company may be adversely affected if its pricing and capital models provide materially different indications than actual results;

•                  the Company’s business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology;

•                  if the Company experiences difficulties with technology, data security and/or outsourcing relationships, the Company’s ability to conduct its business could be negatively impacted;

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

•                  loss of or significant restriction on the use of credit scoring in the pricing and underwriting of Personal Insurance products could reduce the Company’s future profitability; and

•                  the Company’s repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.

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

WEBSITE AND SOCIAL MEDIA DISCLOSURE

From time to time, the Company may use its website and/or social media outlets, such as Facebook and Twitter, as distribution channels of material company information.  Financial and other important information regarding the Company is routinely accessible through and posted on the Company’s website at http://investor.travelers.com, its Facebook page at https://www.facebook.com/travelers and its Twitter account (@TRV_Insurance) at https://twitter.com/TRV_Insurance.  In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alert Service” section at http://investor.travelers.com.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  There have been no material changes to the Company’s disclosures about market risk in Part II, Item 7A of the Company’s 2012 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 12 of notes to the Company’s unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and “— Critical Accounting Estimates” herein and in the 2012 Form 10-K.  There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS, Continued

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2013	January 31, 2013	553,532	$77.94	552,355	$2,116,165,197
February 1, 2013	February 28, 2013	1,774,842	$79.56	1,053,899	$2,032,593,699
March 1, 2013	March 31, 2013	2,098,207	$82.68	2,097,357	$1,859,184,125
Total		4,426,581	$80.84	3,703,611	$1,859,184,125

The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions), market conditions and other factors.

The Company acquired 722,970 shares during the three months ended March 31, 2013 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

Item 5.   OTHER INFORMATION

Executive Ownership and Sales.  All of the Company’s executive officers hold equity in the Company in excess of the required level under the Company’s executive stock ownership policy.  For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis—Stock Ownership Guidelines” in the Company’s proxy statement filed with the Securities and Exchange Commission (SEC) on April 9, 2013.  From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell shares of common stock of the Company in the open market, in private transactions or to the Company.  To effect such sales, some of the Company’s executives have entered into, and may in the future enter into, trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934.  The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines.  The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer, and Jay S. Benet, Vice Chairman and Chief Financial Officer, were the only “named executive officers” (i.e., an executive officer named in the compensation disclosures in the Company’s proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect.  The trading plans extend from approximately three to eight months from the date of this report.  Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary, and Mr. Benet has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amounts are calculated for purposes of the stock ownership guidelines).  See “Compensation Discussion and Analysis—Stock Ownership Guidelines” in the Company’s proxy statement filed with the SEC on April 9, 2013.

Item 6.   EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 23, 2013	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman
Senior Vice President
(Authorized Signatory)

Date: April 23, 2013	By	/S/ DOUGLAS K. RUSSELL
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

12.1†	Statement regarding the computation of the ratio of earnings to fixed charges.

31.1†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2013 and 2012; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Consolidated Balance Sheet at March 31, 2013 and December 31, 2012; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

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