Form 10-Q
period 2013-06-30
TRAVELERS COMPANIES, INC.
filed 2013-07-23
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 19, 2013 was 373,469,340.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2013

PART 1 — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues
Premiums	$5,603	$5,529	$11,120	$11,052
Net investment income	687	738	1,357	1,478
Fee income	82	59	179	141
Net realized investment gains (1)	167	4	177	14
Other revenues	135	29	169	66

Total revenues	6,674	6,359	13,002	12,751

Claims and expenses
Claims and claim adjustment expenses	3,530	3,786	6,683	7,150
Amortization of deferred acquisition costs	950	976	1,898	1,947
General and administrative expenses	931	893	1,846	1,777
Interest expense	86	96	178	192

Total claims and expenses	5,497	5,751	10,605	11,066

Income before income taxes	1,177	608	2,397	1,685
Income tax expense	252	109	576	380

Net income	$925	$499	$1,821	$1,305

Net income per share
Basic	$2.44	$1.27	$4.80	$3.32

Diluted	$2.41	$1.26	$4.75	$3.29

Weighted average number of common shares outstanding
Basic	375.9	388.0	376.8	390.0

Diluted	379.9	391.6	380.8	393.5

(1)         Total other-than-temporary impairment (OTTI) gains (losses) were $(1) million and $11 million for the three months ended June 30, 2013 and 2012, respectively, and $(1) million and $11 million for the six months ended June 30, 2013 and 2012, respectively. Of total OTTI, credit losses of $(2) million and $(4) million for the three months ended June 30, 2013 and 2012, respectively, and $(7) million and $(8) million for the six months ended June 30, 2013 and 2012, respectively, were recognized in net realized investment gains. In addition, unrealized gains from other changes in total OTTI of $1 million and $15 million for the three months ended June 30, 2013 and 2012, respectively, and $6 million and $19 million for the six months ended June 30, 2013 and 2012, respectively, were recognized in other comprehensive income as part of change in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$925	$499	$1,821	$1,305

Other comprehensive income (loss):
Change in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(1,790)	216	(2,166)	139
Having credit losses recognized in the consolidated statement of income	(5)	5	4	30
Net changes in benefit plan assets and obligations	26	22	54	42
Net changes in unrealized foreign currency translation	(73)	(86)	(169)	(22)

Other comprehensive income (loss) before income taxes	(1,842)	157	(2,277)	189
Income tax expense (benefit)	(636)	66	(761)	64

Other comprehensive income (loss), net of taxes	(1,206)	91	(1,516)	125

Comprehensive income (loss)	$(281)	$590	$305	$1,430

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,494 and $60,829)	$62,843	$65,393
Equity securities, available for sale, at fair value (cost $463 and $462)	701	645
Real estate investments	921	883
Short-term securities	3,394	3,483
Other investments	3,408	3,434

Total investments	71,267	73,838

Cash	308	330
Investment income accrued	734	752
Premiums receivable	6,268	5,872
Reinsurance recoverables	9,887	10,712
Ceded unearned premiums	913	856
Deferred acquisition costs	1,802	1,792
Deferred taxes	257	—
Contractholder receivables	4,448	4,806
Goodwill	3,365	3,365
Other intangible assets	358	381
Other assets	2,293	2,234

Total assets	$101,900	$104,938

Liabilities
Claims and claim adjustment expense reserves	$49,620	$50,922
Unearned premium reserves	11,557	11,241
Contractholder payables	4,448	4,806
Payables for reinsurance premiums	395	346
Deferred taxes	—	338
Debt	5,852	6,350
Other liabilities	5,138	5,530

Total liabilities	77,010	79,533

Shareholders’ equity
Common stock (1,750.0 shares authorized; 373.5 and 377.4 shares issued and outstanding)	21,367	21,161
Retained earnings	22,806	21,352
Accumulated other comprehensive income	720	2,236
Treasury stock, at cost (380.3 and 372.3 shares)	(20,003)	(19,344)

Total shareholders’ equity	24,890	25,405

Total liabilities and shareholders’ equity	$101,900	$104,938

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the six months ended June 30,	2013	2012
Common stock
Balance, beginning of year	$21,161	$20,732
Employee share-based compensation	106	149
Compensation amortization under share-based plans and other changes	100	89

Balance, end of period	21,367	20,970

Retained earnings
Balance, beginning of year	21,352	19,579
Net income	1,821	1,305
Dividends	(367)	(343)

Balance, end of period	22,806	20,541

Accumulated other comprehensive income, net of tax
Balance, beginning of year	2,236	2,005
Other comprehensive income (loss)	(1,516)	125

Balance, end of period	720	2,130

Treasury stock (at cost)
Balance, beginning of year	(19,344)	(17,839)
Treasury stock acquired — share repurchase authorization	(600)	(700)
Net shares acquired related to employee share-based compensation plans	(59)	(53)

Balance, end of period	(20,003)	(18,592)

Total shareholders’ equity	$24,890	$25,049

Common shares outstanding
Balance, beginning of year	377.4	392.8
Treasury stock acquired — share repurchase authorization	(7.3)	(11.6)
Net shares issued under employee share-based compensation plans	3.4	4.8

Balance, end of period	373.5	386.0

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the six months ended June 30,	2013	2012
Cash flows from operating activities
Net income	$1,821	$1,305
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(177)	(14)
Depreciation and amortization	435	412
Deferred federal income tax expense	151	125
Amortization of deferred acquisition costs	1,898	1,947
Equity in income from other investments	(175)	(228)
Premiums receivable	(403)	(468)
Reinsurance recoverables	747	752
Deferred acquisition costs	(1,912)	(2,000)
Claims and claim adjustment expense reserves	(1,128)	(599)
Unearned premium reserves	345	346
Other	(350)	(313)

Net cash provided by operating activities	1,252	1,265

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,901	4,167
Proceeds from sales of investments:
Fixed maturities	572	542
Equity securities	50	22
Real estate investments	—	3
Other investments	381	386
Purchases of investments:
Fixed maturities	(4,488)	(5,200)
Equity securities	(40)	(33)
Real estate investments	(59)	(58)
Other investments	(209)	(221)
Net sales of short-term securities	81	367
Securities transactions in course of settlement	60	77
Other	(157)	(133)

Net cash provided by (used in) investing activities	92	(81)

Cash flows from financing activities
Payment of debt	(500)	(258)
Dividends paid to shareholders	(366)	(341)
Issuance of common stock — employee share options	139	170
Treasury stock acquired — share repurchase authorization	(600)	(707)
Treasury stock acquired — net employee share-based compensation	(59)	(52)
Excess tax benefits from share-based payment arrangements	29	19

Net cash used in financing activities	(1,357)	(1,169)

Effect of exchange rate changes on cash	(9)	1

Net increase (decrease) in cash	(22)	16
Cash at beginning of year	330	214

Cash at end of period	$308	$230

Supplemental disclosure of cash flow information
Income taxes paid	$495	$296
Interest paid	$184	$191

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

On June 10, 2013, the Company entered into a definitive agreement to acquire all of the issued and outstanding shares of The Dominion of Canada General Insurance Company (The Dominion) from E-L Financial Corporation Limited (E-L Financial) for an aggregate cash purchase price of C$1.125 billion (approximately US$1.1 billion), subject to adjustment to reflect changes in shareholder’s equity prior to the closing, including a downward adjustment to reflect an anticipated pre-closing dividend. The transaction is expected to close in the fourth quarter of 2013, subject to regulatory approvals and other customary closing conditions. The Dominion primarily markets personal lines and small commercial insurance business in Canada.

Personal Insurance

The Personal Insurance segment writes a broad range of property and casualty insurance covering individuals’ personal risks. The primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), (Continued)

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2013
Premiums	$3,018	$751	$1,834	$5,603
Net investment income	502	91	94	687
Fee income	82	—	—	82
Other revenues	114	5	15	134

Total operating revenues (1)	$3,716	$847	$1,943	$6,506

Operating income (1)	$579	$154	$142	$875

2012
Premiums	$2,860	$766	$1,903	$5,529
Net investment income	536	99	103	738
Fee income	58	1	—	59
Other revenues	8	5	16	29

Total operating revenues (1)	$3,462	$871	$2,022	$6,355

Operating income (1)	$362	$182	$17	$561

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

(for the six months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2013
Premiums	$5,960	$1,486	$3,674	$11,120
Net investment income	989	183	185	1,357
Fee income	179	—	—	179
Other revenues	127	10	33	170

Total operating revenues (1)	$7,255	$1,679	$3,892	$12,826

Operating income (1)	$1,169	$317	$339	$1,825

2012
Premiums	$5,736	$1,503	$3,813	$11,052
Net investment income	1,068	203	207	1,478
Fee income	140	1	—	141
Other revenues	22	13	35	70

Total operating revenues (1)	$6,966	$1,720	$4,055	$12,741

Operating income (1)	$974	$331	$125	$1,430

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Revenue reconciliation
Earned premiums
Business Insurance:
Workers’ compensation	$897	$754	$1,744	$1,537
Commercial automobile	474	488	949	974
Commercial property	418	401	827	793
General liability	444	437	881	869
Commercial multi-peril	776	773	1,541	1,548
Other	9	7	18	15

Total Business Insurance	3,018	2,860	5,960	5,736

Financial, Professional & International Insurance:
Fidelity and surety	228	236	448	459
General liability	221	210	434	417
International	258	278	516	544
Other	44	42	88	83

Total Financial, Professional & International Insurance	751	766	1,486	1,503

Personal Insurance:
Automobile	864	918	1,736	1,846
Homeowners and other	970	985	1,938	1,967

Total Personal Insurance	1,834	1,903	3,674	3,813

Total earned premiums	5,603	5,529	11,120	11,052
Net investment income	687	738	1,357	1,478
Fee income	82	59	179	141
Other revenues	134	29	170	70

Total operating revenues for reportable segments	6,506	6,355	12,826	12,741
Other revenues	1	—	(1)	(4)
Net realized investment gains	167	4	177	14

Total consolidated revenues	$6,674	$6,359	$13,002	$12,751

Income reconciliation, net of tax
Total operating income for reportable segments	$875	$561	$1,825	$1,430
Interest Expense and Other (1)	(59)	(66)	(122)	(134)

Total operating income	816	495	1,703	1,296
Net realized investment gains	109	4	118	9

Total consolidated net income	$925	$499	$1,821	$1,305

(1)          The primary component of Interest Expense and Other is after-tax interest expense of $56 million and $63 million in the three months ended June 30, 2013 and 2012, respectively, and $116 million and $125 million in the six months ended June 30, 2013 and 2012, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	June 30, 2013	December 31, 2012
Asset reconciliation:
Business Insurance	$75,187	$76,972
Financial, Professional & International Insurance	13,035	13,452
Personal Insurance	13,160	14,195

Total assets for reportable segments	101,382	104,619
Other assets (1)	518	319

Total consolidated assets	$101,900	$104,938

(1)                  The primary components of other assets at June 30, 2013 were deferred taxes and other intangible assets.  The primary component of other assets at December 31, 2012 was other intangible assets.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2013, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,058	$53	$8	$2,103
Obligations of states, municipalities and political subdivisions:
Pre-refunded	9,395	538	1	9,932
All other	26,224	1,215	303	27,136

Total obligations of states, municipalities and political subdivisions	35,619	1,753	304	37,068
Debt securities issued by foreign governments	2,039	44	4	2,079
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,410	197	12	2,595
All other corporate bonds	18,342	858	234	18,966
Redeemable preferred stock	26	6	—	32

Total	$60,494	$2,911	$562	$62,843

	Amortized	Gross Unrealized		Fair
(at December 31, 2012, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,148	$75	$1	$2,222
Obligations of states, municipalities and political subdivisions:
Pre-refunded	8,458	567	—	9,025
All other	27,405	2,262	11	29,656

Total obligations of states, municipalities and political subdivisions	35,863	2,829	11	38,681
Debt securities issued by foreign governments	2,185	72	—	2,257
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,744	255	2	2,997
All other corporate bonds	17,863	1,360	20	19,203
Redeemable preferred stock	26	7	—	33

Total	$60,829	$4,598	$34	$65,393

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Pre-refunded bonds of $9.93 billion and $9.03 billion at June 30, 2013 and December 31, 2012, respectively, were bonds for which an irrevocable trust (almost exclusively comprised of U.S. Treasury securities) has been established to fund the remaining payments of principal and interest.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at June 30, 2013, in millions)	Cost	Gains	Losses	Value
Common stock	$373	$206	$2	$577
Non-redeemable preferred stock	90	34	—	124

Total	$463	$240	$2	$701

		Gross Unrealized		Fair
(at December 31, 2012, in millions)	Cost	Gains	Losses	Value
Common stock	$366	$148	$4	$510
Non-redeemable preferred stock	96	39	—	135

Total	$462	$187	$4	$645

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at June 30, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4.

	Less than 12 months		12 months or longer		Total
(at June 30, 2013, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$760	$8	$—	$—	$760	$8
Obligations of states, municipalities and political subdivisions	4,585	303	29	1	4,614	304
Debt securities issued by foreign governments	551	4	—	—	551	4
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	425	10	23	2	448	12
All other corporate bonds	5,348	224	67	10	5,415	234

Total fixed maturities	11,669	549	119	13	11,788	562

Equity securities
Common stock	48	2	—	—	48	2
Non-redeemable preferred stock	36	—	—	—	36	—

Total equity securities	84	2	—	—	84	2

Total	$11,753	$551	$119	$13	$11,872	$564

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2012, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$589	$1	$—	$—	$589	$1
Obligations of states, municipalities and political subdivisions	611	9	45	2	656	11
Debt securities issued by foreign governments	186	—	2	—	188	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	70	—	36	2	106	2
All other corporate bonds	1,097	13	89	7	1,186	20

Total fixed maturities	2,553	23	172	11	2,725	34

Equity securities
Common stock	40	4	—	—	40	4
Non-redeemable preferred stock	13	—	—	—	13	—

Total equity securities	53	4	—	—	53	4

Total	$2,606	$27	$172	$11	$2,778	$38

The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at June 30, 2013, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	2	—	—	4	6

Total fixed maturities	2	—	—	4	6
Equity securities	—	—	—	—	—

Total	$2	$—	$—	$4	$6

These unrealized losses at June 30, 2013 represented less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders’ equity on an after-tax basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—	—
Debt securities issued by foreign governments	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1	2	2	3
All other corporate bonds	—	1	—	3
Redeemable preferred stock	—	—	—	—

Total fixed maturities	1	3	2	6

Equity securities
Common stock	1	—	1	—
Non-redeemable preferred stock	—	—	—	—

Total equity securities	1	—	1	—

Other investments	—	1	4	2

Total	$2	$4	$7	$8

The following tables present the changes during the reporting period in the credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in other comprehensive income:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	2013
(for the three months ended June 30, in millions )	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$65	$—	$1	$—	$1	$67
All other corporate bonds	103	—	—	—	1	104

Total fixed maturities	$168	$—	$1	$—	$2	$171

(for the six months ended June 30, in millions )
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$63	$—	$2	$—	$2	$67
All other corporate bonds	102	—	—	—	2	104

Total fixed maturities	$165	$—	$2	$—	$4	$171

	2012
(for the three months ended June 30, in millions )	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$59	$—	$2	$—	$—	$61
All other corporate bonds	97	—	1	—	1	99

Total fixed maturities	$156	$—	$3	$—	$1	$160

(for the six months ended June 30, in millions )
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$58	$—	$3	$—	$—	$61
All other corporate bonds	94	—	3	—	2	99

Total fixed maturities	$152	$—	$6	$—	$2	$160

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Derivative Financial Instruments

The Company uses U.S. Treasury note futures transactions to modify the effective duration of specific assets within the investment portfolio.  The Company enters into 90-day futures contracts on U.S. Treasury notes which require a daily mark-to-market and settlement with the broker.  At June 30, 2013, March 31, 2013 and December 31, 2012, the Company had $0, $2.0 billion and $800 million notional value of open U.S. Treasury futures contracts, respectively. During the second quarter of 2013, the notional value of U.S. Treasury futures contracts entered into by the Company reached $2.7 billion.  Net realized investment gains in the three months ended June 30, 2013 and 2012 included net gains of $134 million and net losses of $13 million, respectively, related to U.S. Treasury futures contracts.  Net realized investment gains in the six months ended June 30, 2013 and 2012 included net gains of $115 million and net losses of $7 million, respectively, related to U.S. Treasury futures contracts.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

Fixed Maturities

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both June 30, 2013 and December 31, 2012.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

The pricing service utilized by the Company has indicated that it will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation.  If the pricing service discontinues pricing an investment, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service but would have to make assumptions for market-based inputs that are unavailable due to market conditions.

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

While the vast majority of the Company’s municipal bonds and corporate bonds are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $80 million at June 30, 2013 and $102 million at December 31, 2012. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $145 million and $128 million at June 30, 2013 and December 31, 2012, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

Equities — Public Common and Preferred

For public common and preferred stocks, the Company receives prices from a nationally recognized pricing service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1.  When current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company, the Company receives an estimate of fair value from the pricing service that provides fair value estimates for the Company’s fixed maturities. The service utilizes some of the same methodologies to price the non-redeemable preferred stocks as it does for the fixed maturities. The Company includes the fair value estimate for these non-redeemable preferred stocks in the amount disclosed in Level 2.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

Other Investments

The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include securities in the Company’s trading portfolio, mutual funds and other small holdings.  The $17 million and $46 million fair value of these investments at June 30, 2013 and December 31, 2012, respectively, was disclosed in Level 1.  At June 30, 2013 and December 31, 2012, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $33 million and $54 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at June 30, 2013 and December 31, 2012 in the amount disclosed in Level 3.

Derivatives

At June 30, 2013 and December 31, 2012, the Company held $19 million and $21 million, respectively, of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2 — fixed maturities.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities reported at fair value are measured on a recurring basis at June 30, 2013 and December 31, 2012.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

(at June 30, 2013, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,103	$2,086	$17	$—
Obligations of states, municipalities and political subdivisions	37,068	—	37,042	26
Debt securities issued by foreign governments	2,079	—	2,079	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,595	—	2,590	5
All other corporate bonds	18,966	—	18,772	194
Redeemable preferred stock	32	—	32	—

Total fixed maturities	62,843	2,086	60,532	225

Equity securities
Common stock	577	577	—	—
Non-redeemable preferred stock	124	32	92	—

Total equity securities	701	609	92	—

Other investments	50	17	—	33

Total	$63,594	$2,712	$60,624	$258

During the six months ended June 30, 2013, the Company had transfers of $32 million of redeemable preferred stock and $54 million of non-redeemable preferred stock from Level 1 to Level 2. The Company also had transfers of $3 million of non-redeemable preferred stock from Level 2 to Level 1.

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

During the year ended December 31, 2012, the Company had transfers of $4 million of non-redeemable preferred stock from Level 1 to Level 2.

The following tables present the changes in the Level 3 fair value category during the three months and six months ended June 30, 2013 and the twelve months ended December 31, 2012.

Three Months Ended June 30, 2013 (in millions)	Fixed Maturities	Other Investments	Total

Balance at March 31, 2013	$254	$49	$303
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	1	13	14
Reported in increases (decreases) in other comprehensive income	(3)	(12)	(15)
Purchases, sales and settlements/maturities:
Purchases	35	—	35
Sales	(24)	(17)	(41)
Settlements/maturities	(27)	—	(27)
Gross transfers into Level 3	13	—	13
Gross transfers out of Level 3	(24)	—	(24)

Balance at June 30, 2013	$225	$33	$258

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                 Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

Six Months Ended June 30, 2013 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2012	$230	$54	$284
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	2	13	15
Reported in increases (decreases) in other comprehensive income	(2)	(1)	(3)
Purchases, sales and settlements/maturities:
Purchases	77	—	77
Sales	(24)	(33)	(57)
Settlements/maturities	(47)	—	(47)
Gross transfers into Level 3	13	—	13
Gross transfers out of Level 3	(24)	—	(24)

Balance at June 30, 2013	$225	$33	$258

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)   Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

Twelve Months Ended December 31, 2012 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2011	$250	$44	$294
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	4	5	9
Reported in increases (decreases) in other comprehensive income	5	2	7
Purchases, sales and settlements/maturities:
Purchases	79	3	82
Sales	—	—	—
Settlements/maturities	(94)	—	(94)
Gross transfers into Level 3	10	—	10
Gross transfers out of Level 3	(24)	—	(24)

Balance at December 31, 2012	$230	$54	$284

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)     Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below.  The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value at June 30, 2013 and December 31, 2012, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.

(at June 30, 2013, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,394	$3,394	$1,343	$1,990	$61

Financial liabilities:
Debt	$5,752	$6,724	$—	$6,724	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2012, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,483	$3,483	$1,448	$1,957	$78

Financial liabilities:
Debt	$6,250	$7,715	$—	$7,715	$—
Commercial paper	$100	$100	$—	$100	$—

The Company utilized a pricing service to estimate fair value for approximately 94% and 95% of short-term securities at June 30, 2013 and December 31, 2012, respectively.  A description of the process and inputs used by the pricing service to estimate fair value is discussed in the “Fixed Maturities” section above.  Estimates of fair value for U.S. Treasury securities and money market funds are based on market quotations received from the pricing service and are disclosed in Level 1 of the hierarchy.  The fair value of other short-term fixed maturity securities is estimated by the pricing service using observable market inputs and is disclosed in Level 2 of the hierarchy.  For short-term securities where an estimate is not obtained from the pricing service, the carrying value approximates fair value and is included in Level 3 of the hierarchy.

The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at both June 30, 2013 and December 31, 2012.  The pricing service utilizes market quotations for debt that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the fair value estimates are based on market observable inputs and disclosed in Level 2 of the hierarchy.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2013 or twelve months ended December 31, 2012.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at June 30, 2013 and December 31, 2012:

(in millions)	June 30, 2013	December 31, 2012
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	557
Personal Insurance	613	613
Other	27	27

Total	$3,365	$3,365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at June 30, 2013 and December 31, 2012:

(at June 30, 2013, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$455	$398	$57
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	106	85

Total intangible assets subject to amortization	646	504	142
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$862	$504	$358

(at December 31, 2012, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$455	$383	$72
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	98	93

Total intangible assets subject to amortization	646	481	165
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$862	$481	$381

(1)    The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Customer-related	$8	$7	$15	$18
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	4	5	8	10

Total amortization expense	$12	$12	$23	$28

Intangible asset amortization expense is estimated to be $22 million for the remainder of 2013, $43 million in 2014, $23 million in 2015, $9 million in 2016, and $8 million in 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the six months ended June 30, 2013.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, December 31, 2012	$2,908	$195	$(857)	$(10)	$2,236

Other comprehensive income (loss) (OCI) before reclassifications	(1,381)	2	1	(137)	(1,515)
Amounts reclassified from AOCI	(33)	1	34	(3)	(1)

Net OCI, current period	(1,414)	3	35	(140)	(1,516)

Balance, June 30, 2013	$1,494	$198	$(822)	$(150)	$720

The following table presents the pretax and related income tax expense (benefit) components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income for the three months and six months ended June 30, 2013.

(in millions)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(34)	$(51)
Income tax expense (2)	(12)	(18)

Net of taxes	(22)	(33)

Having credit losses recognized in the consolidated statement of income (1)	1	2
Income tax benefit (2)	1	1

Net of taxes	—	1

Reclassification adjustment related to benefit plan assets and obligations (3)	25	52
Income tax benefit (2)	8	18

Net of taxes	17	34

Reclassification adjustment related to foreign currency translation (1)	—	(3)
Income tax benefit (2)	—	—

Net of taxes	—	(3)

Total reclassifications	(8)	—
Total income tax (expense) benefit	(3)	1

Total reclassifications, net of taxes	$(5)	$(1)

(1)         (Increases) decreases net realized investment gains on the consolidated statement of income.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following tables present the pretax components of other comprehensive income (loss) and related income tax expense (benefit) for the three months and six months ended June 30, 2013 and 2012.

(for the three months ended June 30, in millions)	2013	2012

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(1,790)	$216
Income tax expense (benefit)	(621)	77

Net of taxes	(1,169)	139

Having credit losses recognized in the consolidated statement of income	(5)	5
Income tax expense (benefit)	(2)	1

Net of taxes	(3)	4

Net changes in benefit plan assets and obligations	26	22
Income tax expense	9	8

Net of taxes	17	14

Net changes in unrealized foreign currency translation	(73)	(86)
Income tax benefit	(22)	(20)

Net of taxes	(51)	(66)

Total other comprehensive income (loss)	(1,842)	157
Total income tax expense (benefit)	(636)	66

Total other comprehensive income (loss), net of taxes	$(1,206)	$91

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

(for the six months ended June 30, in millions)	2013	2012

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(2,166)	$139
Income tax expense (benefit)	(752)	50

Net of taxes	(1,414)	89

Having credit losses recognized in the consolidated statement of income	4	30
Income tax expense	1	10

Net of taxes	3	20

Net changes in benefit plan assets and obligations	54	42
Income tax expense	19	15

Net of taxes	35	27

Net changes in unrealized foreign currency translation	(169)	(22)
Income tax benefit	(29)	(11)

Net of taxes	(140)	(11)

Total other comprehensive income (loss)	(2,277)	189
Total income tax expense (benefit)	(761)	64

Total other comprehensive income (loss), net of taxes	$(1,516)	$125

7.                                        DEBT

Debt Payment.  On March 15, 2013, the Company’s $500 million, 5.00% senior notes matured and were fully paid.

Credit Agreement.  On June 7, 2013, the Company entered into a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its three-year $1.0 billion credit agreement that was due to expire on June 10, 2013.  Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders’ equity determined in accordance with GAAP plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25%  of total capital) less goodwill and other intangible assets.  That threshold is adjusted downward by an amount equal to 70% of the aggregate amount of common stock repurchased by the Company after March 31, 2013, up to a maximum deduction of $1.75 billion.  The threshold was $15.27 billion at June 30, 2013 and could decline to a minimum of $13.73 billion during the term of the credit agreement, subject to the Company repurchasing an additional $2.20 billion of its common stock.  In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company’s voting stock and certain changes in the composition of the Company’s board of directors.  At June 30, 2013, the Company was in compliance with these covenants.  Generally, the cost of borrowing under this agreement will range from LIBOR plus 87.5 basis points to LIBOR plus 150 basis points, depending on the Company’s credit ratings.  At June 30, 2013, that cost would have been LIBOR plus 112.5 basis points, had there been any amounts outstanding under the credit agreement.  This credit agreement also supports the Company’s commercial paper program.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                          SHAREHOLDERS’ EQUITY

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and six months ended June 30, 2013, the Company repurchased 3.6 million and 7.3 million shares, respectively, under its share repurchase authorization, for a total cost of $300 million and $600 million, respectively.  The average cost per share repurchased was $82.99 and $81.99, respectively.  At June 30, 2013, the Company had $1.56 billion of capacity remaining under the share repurchase authorization.

Shelf Registration Statement.  At the Company’s Annual Meeting of Shareholders held on May 22, 2013, the Company’s shareholders voted to amend the Company’s Articles of Incorporation to provide authority to issue up to five million additional shares of preferred stock.  Subsequent to this amendment of the Company’s Articles of Incorporation, the Company filed a shelf registration statement with the Securities and Exchange Commission in June 2013 pursuant to which it may publicly sell securities, including the new preferred stock, from time to time. The new shelf registration statement replaced the Company’s prior shelf registration statement.

9.                       EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2013	2012	2013	2012

Basic and Diluted
Net income, as reported	$925	$499	$1,821	$1,305
Participating share-based awards — allocated income	(7)	(4)	(14)	(10)

Net income available to common shareholders — basic and diluted	$918	$495	$1,807	$1,295

Common Shares
Basic
Weighted average shares outstanding	375.9	388.0	376.8	390.0

Diluted
Weighted average shares outstanding	375.9	388.0	376.8	390.0
Weighted average effects of dilutive securities — stock options and performance shares	4.0	3.6	4.0	3.5

Total	379.9	391.6	380.8	393.5

Net Income per Common Share
Basic	$2.44	$1.27	$4.80	$3.32

Diluted	$2.41	$1.26	$4.75	$3.29

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                               SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at June 30, 2013:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	8,658,131	$52.58	5.9 years	$237

Exercisable at end of period	5,743,635	$46.80	4.6 years	$190

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $29 million and $28 million for the three months ended June 30, 2013 and 2012, respectively, and $70 million and $66 million for the six months ended June 30, 2013 and 2012, respectively.  The related tax benefits recognized in the consolidated statement of income were $10 million for each of the three months ended June 30, 2013 and 2012, and $24 million and $23 million for the six months ended June 30, 2013 and 2012, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2013 was $166 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2012 was $112 million, which was expected to be recognized over a weighted-average period of 1.7 years.

11.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2013	2012	2013	2012

Net Periodic Benefit Cost:
Service cost	$30	$29	$—	$—
Interest cost on benefit obligation	33	34	2	3
Expected return on plan assets	(52)	(47)	—	(1)
Amortization of unrecognized:
Prior service benefit	—	—	(1)	—
Net actuarial loss	26	23	—	—

Net benefit expense	$37	$39	$1	$2

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2013	2012	2013	2012

Net Periodic Benefit Cost:
Service cost	$59	$57	$—	$—
Interest cost on benefit obligation	66	69	4	6
Expected return on plan assets	(104)	(94)	—	(1)
Amortization of unrecognized:
Prior service benefit	—	—	(1)	—
Net actuarial loss	53	45	—	—

Net benefit expense	$74	$77	$3	$5

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

Gain Contingencies

On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re (American Re), and three other reinsurers.  By order dated October 22, 2010, the trial court

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

corrected certain clerical errors and made certain clarifications to the August 17, 2010 order.  On October 25, 2010, judgment was entered against American Re and the other three insurers, awarding USF&G $420 million, comprising $251 million ceded under the terms of the disputed reinsurance contract plus interest of 9% amounting to $169 million as of that date.  The judgment, including the award of interest, was appealed by the reinsurers to the New York Supreme Court, Appellate Division, First Department.  On January 24, 2012, the Appellate Division affirmed the judgment.  On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of Appeals, and on March 12, 2012, the Appellate Division granted the reinsurers’ motion.  On February 7, 2013, the Court of Appeals issued an opinion that largely affirmed the summary judgment in USF&G’s favor, while modifying in part the summary judgment with respect to two discrete issues and remanding the case to the trial court for determination of those issues.  The Company believes it has a meritorious position on each of these issues and intends to pursue its claim vigorously.  On March 8, 2013, the reinsurers filed motions with the Court of Appeals to reargue one issue that was decided in USF&G’s favor.  On March 18, 2013, USF&G filed its opposition to the reinsurers’ motions to reargue.  On May 2, 2013, the Court of Appeals denied the reinsurers’ motions for re-argument.  At June 30, 2013, the claim totaled $482 million, comprising the $251 million of reinsurance recoverable plus interest amounting to $231 million as of that date.  Interest will continue to accrue at 9% until the claim is paid. The $251 million of reinsurance recoverable owed to USF&G under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company’s consolidated balance sheet.  The interest that would be owed as part of any judgment ultimately entered in favor of USF&G is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.

In an unrelated action, The Travelers Indemnity Company is one of the Settlement Class plaintiffs and a class member in a class action lawsuit captioned Safeco Insurance Company of America, et al. v American International Group, Inc. et al. (U.S. District Court, N.D. Ill.) in which the defendants are alleged to have engaged in the under-reporting of workers’ compensation premium in connection with a workers’ compensation reinsurance pool in which several subsidiaries of the Company participate.  On July 26, 2011, the court granted preliminary approval of a class settlement pursuant to which the defendants agreed to pay $450 million to the class.  On December 21, 2011, the court entered an order granting final approval of the settlement, and on February 28, 2012, the district court issued a written opinion approving the settlement.  On March 27, 2012, three parties who objected to the settlement appealed the court’s orders approving the settlement to the U.S. Court of Appeals for the Seventh Circuit.  On January 11, 2013, all parties, including the three parties who had objected to the settlement, filed a Stipulation of Dismissal indicating that there were no longer any objections to the settlement.  On March 25, 2013, the Seventh Circuit dismissed the appeals.  On April 16, 2013, the Seventh Circuit issued its mandate returning the case to the district court for administration of the settlement.  Prior to receiving payment, the Company accounted for its anticipated allocation from the settlement fund as a gain contingency in accordance with FASB Topic 450, Contingencies.  On June 26, 2013, the Company received payment of approximately $91 million, comprising 98% of its allocation from the settlement fund. The Company anticipates receiving payment of the remaining 2% (approximately $2 million, less any additional fees and expenses to be paid from the settlement fund), prior to December 31, 2013.  The $91 million received by the Company in June 2013 was recorded as a gain and is reported in “Other revenues” in the consolidated statement of income in the Company’s consolidated financial statements.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.40 billion and $1.27 billion at June 30, 2013 and December 31, 2012, respectively.

Guarantees

In the ordinary course of selling business entities to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the business entities being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from seven years following the applicable closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be other agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of business entities that are quantifiable was $471 million at June 30, 2013, of which $8 million was recognized on the balance sheet at that date.

The Company also has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various other indemnifications.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.  The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $129 million at June 30, 2013, approximately $63 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at June 30, 2013, all of which is indemnified by a third party.

13.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, which totaled $700 million at June 30, 2013.

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

On June 10, 2013, in connection with the definitive agreement to acquire all of the issued and outstanding shares of The Dominion of Canada General Insurance Company (The Dominion) from E-L Financial Corporation Limited (E-L Financial), The Travelers Companies, Inc. (TRV) provided customary representations and warranties, as well as an unconditional guarantee to E-L Financial of the full and prompt payment of the purchase price when due and the performance of all agreements, covenants, and obligations under the agreement by TRV’s subsidiary that was formed to complete the purchase.  See Financial, Professional & International Insurance in note 1 to the Company’s consolidated financial statements for further information regarding the transaction.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$3,804	$1,799	$—	$—	$5,603
Net investment income	457	229	1	—	687
Fee income	82	—	—	—	82
Net realized investment gains (1)	124	43	—	—	167
Other revenues	103	32	—	—	135

Total revenues	4,570	2,103	1	—	6,674

Claims and expenses
Claims and claim adjustment expenses	2,339	1,191	—	—	3,530
Amortization of deferred acquisition costs	635	315	—	—	950
General and administrative expenses	639	289	3	—	931
Interest expense	12	—	74	—	86

Total claims and expenses	3,625	1,795	77	—	5,497

Income (loss) before income taxes	945	308	(76)	—	1,177
Income tax expense (benefit)	203	77	(28)	—	252
Net income of subsidiaries	—	—	973	(973)	—

Net income	$742	$231	$925	$(973)	$925

(1) Total other-than-temporary impairment (OTTI) for the three months ended June 30, 2013, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI gains (losses)	$(1)	$—	$—	$—	$(1)
OTTI losses recognized in net realized investment gains	$(1)	$(1)	$—	$—	$(2)
OTTI gains recognized in OCI	$—	$1	$—	$—	$1

(2) The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$3,745	$1,784	$—	$—	$5,529
Net investment income	507	229	2	—	738
Fee income	58	1	—	—	59
Net realized investment gains (1)	3	1	—	—	4
Other revenues	22	7	—	—	29

Total revenues	4,335	2,022	2	—	6,359

Claims and expenses
Claims and claim adjustment expenses	2,549	1,237	—	—	3,786
Amortization of deferred acquisition costs	647	329	—	—	976
General and administrative expenses	608	284	1	—	893
Interest expense	18	—	78	—	96

Total claims and expenses	3,822	1,850	79	—	5,751

Income (loss) before income taxes	513	172	(77)	—	608
Income tax expense (benefit)	119	27	(37)	—	109
Net income of subsidiaries	—	—	539	(539)	—

Net income	$394	$145	$499	$(539)	$499

(1) Total other-than-temporary impairment (OTTI) for the three months ended June 30, 2012, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI gains (losses)	$(1)	$12	$—	$—	$11
OTTI losses recognized in net realized investment gains	$(3)	$(1)	$—	$—	$(4)
OTTI gains recognized in OCI	$2	$13	$—	$—	$15

(2) The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$7,545	$3,575	$—	$—	$11,120
Net investment income	912	442	3	—	1,357
Fee income	178	1	—	—	179
Net realized investment gains (1)	117	59	1	—	177
Other revenues	132	37	—	—	169

Total revenues	8,884	4,114	4	—	13,002

Claims and expenses
Claims and claim adjustment expenses	4,470	2,213	—	—	6,683
Amortization of deferred acquisition costs	1,272	626	—	—	1,898
General and administrative expenses	1,269	575	2	—	1,846
Interest expense	29	—	149	—	178

Total claims and expenses	7,040	3,414	151	—	10,605

Income (loss) before income taxes	1,844	700	(147)	—	2,397
Income tax expense (benefit)	452	176	(52)	—	576
Net income of subsidiaries	—	—	1,916	(1,916)	—

Net income	$1,392	$524	$1,821	$(1,916)	$1,821

(1) Total other-than-temporary impairment (OTTI) for the six months ended June 30, 2013, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI gains (losses)	$(4)	$3	$—	$—	$(1)
OTTI losses recognized in net realized investment gains	$(5)	$(2)	$—	$—	$(7)
OTTI gains recognized in OCI	$1	$5	$—	$—	$6

(2) The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$7,488	$3,564	$—	$—	$11,052
Net investment income	1,001	473	4	—	1,478
Fee income	140	1	—	—	141
Net realized investment gains (losses) (1)	15	(1)	—	—	14
Other revenues	49	17	—	—	66

Total revenues	8,693	4,054	4	—	12,751

Claims and expenses
Claims and claim adjustment expenses	4,821	2,329	—	—	7,150
Amortization of deferred acquisition costs	1,293	654	—	—	1,947
General and administrative expenses	1,207	566	4	—	1,777
Interest expense	36	—	156	—	192

Total claims and expenses	7,357	3,549	160	—	11,066

Income (loss) before income taxes	1,336	505	(156)	—	1,685
Income tax expense (benefit)	324	111	(55)	—	380
Net income of subsidiaries	—	—	1,406	(1,406)	—

Net income	$1,012	$394	$1,305	$(1,406)	$1,305

(1) Total other-than-temporary impairment (OTTI) for the six months ended June 30, 2012, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI gains	$—	$11	$—	$—	$11
OTTI losses recognized in net realized investment gains (losses)	$(6)	$(2)	$—	$—	$(8)
OTTI gains recognized in OCI	$6	$13	$—	$—	$19

(2) The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the three months ended June 30, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$742	$231	$925	$(973)	$925

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(1,282)	(509)	1	—	(1,790)
Having credit losses recognized in the consolidated statement of income	(2)	(3)	—	—	(5)
Net changes in benefit plan assets and obligations	—	1	25	—	26
Net changes in unrealized foreign currency translation	(51)	(22)	—	—	(73)

Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(1,335)	(533)	26	—	(1,842)
Income tax expense (benefit)	(462)	(183)	9	—	(636)

Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(873)	(350)	17	—	(1,206)

Other comprehensive loss of subsidiaries	—	—	(1,223)	1,223	—

Other comprehensive loss	(873)	(350)	(1,206)	1,223	(1,206)

Comprehensive loss	$(131)	$(119)	$(281)	$250	$(281)

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended June 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$394	$145	$499	$(539)	$499

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	167	52	(3)	—	216
Having credit losses recognized in the consolidated statement of income	5	—	—	—	5
Net changes in benefit plan assets and obligations	—	1	21	—	22
Net changes in unrealized foreign currency translation	(54)	(32)	—	—	(86)

Other comprehensive income before income taxes and other comprehensive income of subsidiaries	118	21	18	—	157
Income tax expense	43	16	7	—	66

Other comprehensive income net of taxes, before other comprehensive income of subsidiaries	75	5	11	—	91

Other comprehensive income of subsidiaries	—	—	80	(80)	—

Other comprehensive income	75	5	91	(80)	91

Comprehensive income	$469	$150	$590	$(619)	$590

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the six months ended June 30, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$1,392	$524	$1,821	$(1,916)	$1,821

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(1,597)	(576)	7	—	(2,166)
Having credit losses recognized in the consolidated statement of income	5	(1)	—	—	4
Net changes in benefit plan assets and obligations	1	3	50	—	54
Net changes in unrealized foreign currency translation	(61)	(108)	—	—	(169)

Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(1,652)	(682)	57	—	(2,277)
Income tax expense (benefit)	(570)	(211)	20	—	(761)

Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(1,082)	(471)	37	—	(1,516)

Other comprehensive loss of subsidiaries	—	—	(1,553)	1,553	—

Other comprehensive loss	(1,082)	(471)	(1,516)	1,553	(1,516)

Comprehensive income	$310	$53	$305	$(363)	$305

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the six months ended June 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$1,012	$394	$1,305	$(1,406)	$1,305

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	113	20	6	—	139
Having credit losses recognized in the consolidated statement of income	21	9	—	—	30
Net changes in benefit plan assets and obligations	—	—	42	—	42
Net changes in unrealized foreign currency translation	(33)	11	—	—	(22)

Other comprehensive income before income taxes and other comprehensive income of subsidiaries	101	40	48	—	189
Income tax expense	36	11	17	—	64

Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	65	29	31	—	125

Other comprehensive income of subsidiaries	—	—	94	(94)	—

Other comprehensive income	65	29	125	(94)	125

Comprehensive income	$1,077	$423	$1,430	$(1,500)	$1,430

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At June 30, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,494)	$43,198	$19,607	$38	$—	$62,843
Equity securities, available for sale, at fair value (cost $463)	153	433	115	—	701
Real estate investments	32	889	—	—	921
Short-term securities	1,369	252	1,773	—	3,394
Other investments	2,431	976	1	—	3,408

Total investments	47,183	22,157	1,927	—	71,267

Cash	152	155	1	—	308
Investment income accrued	498	232	4	—	734
Premiums receivable	4,196	2,072	—	—	6,268
Reinsurance recoverables	6,468	3,419	—	—	9,887
Ceded unearned premiums	736	177	—	—	913
Deferred acquisition costs	1,567	235	—	—	1,802
Deferred taxes	100	53	104	—	257
Contractholder receivables	3,231	1,217	—	—	4,448
Goodwill	2,411	954	—	—	3,365
Other intangible assets	253	105	—	—	358
Investment in subsidiaries	—	—	28,358	(28,358)	—
Other assets	1,983	32	278	—	2,293

Total assets	$68,778	$30,808	$30,672	$(28,358)	$101,900

Liabilities
Claims and claim adjustment expense reserves	$32,681	$16,939	$—	$—	$49,620
Unearned premium reserves	7,935	3,622	—	—	11,557
Contractholder payables	3,231	1,217	—	—	4,448
Payables for reinsurance premiums	183	212	—	—	395
Debt	692	—	5,160	—	5,852
Other liabilities	3,817	689	632	—	5,138

Total liabilities	48,539	22,679	5,792	—	77,010

Shareholders’ equity
Common stock (1,750.0 shares authorized; 373.5 shares issued and outstanding)	—	390	21,367	(390)	21,367
Additional paid-in capital	11,635	6,501	—	(18,136)	—
Retained earnings	7,580	786	22,796	(8,356)	22,806
Accumulated other comprehensive income	1,024	452	720	(1,476)	720
Treasury stock, at cost (380.3 shares)	—	—	(20,003)	—	(20,003)

Total shareholders’ equity	20,239	8,129	24,880	(28,358)	24,890

Total liabilities and shareholders’ equity	$68,778	$30,808	$30,672	$(28,358)	$101,900

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

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,392	$524	$1,821	$(1,916)	$1,821
Net adjustments to reconcile net income to net cash provided by operating activities	(807)	37	(1,148)	1,349	(569)

Net cash provided by operating activities	585	561	673	(567)	1,252

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,570	1,330	1	—	3,901
Proceeds from sales of investments:
Fixed maturities	300	267	5	—	572
Equity securities	18	32	—	—	50
Other investments	224	157	—	—	381
Purchases of investments:
Fixed maturities	(3,062)	(1,419)	(7)	—	(4,488)
Equity securities	(15)	(24)	(1)	—	(40)
Real estate investments	—	(59)	—	—	(59)
Other investments	(150)	(59)	—	—	(209)
Net sales (purchases) of short-term securities	(182)	78	185	—	81
Securities transactions in course of settlement	59	1	—	—	60
Other	(155)	(2)	—	—	(157)

Net cash provided by (used in) investing activities	(393)	302	183	—	92

Cash flows from financing activities
Payment of debt	(500)	—	—	—	(500)
Dividends paid to shareholders	—	—	(366)	—	(366)
Issuance of common stock — employee share options	—	—	139	—	139
Treasury stock acquired — share repurchase authorization	—	—	(600)	—	(600)
Treasury stock acquired — net employee share-based compensation	—	—	(59)	—	(59)
Excess tax benefits from share-based payment arrangements	—	—	29	—	29
Capital contributions	500	—	—	(500)	—
Dividends paid to parent company	(217)	(850)	—	1,067	—

Net cash used in financing activities	(217)	(850)	(857)	567	(1,357)

Effect of exchange rate changes on cash	—	(9)	—	—	(9)

Net increase (decrease) in cash	(25)	4	(1)	—	(22)
Cash at beginning of year	177	151	2	—	330

Cash at end of period	$152	$155	$1	$—	$308

Supplemental disclosure of cash flow information
Income taxes paid (received)	$479	$178	$(162)	$—	$495
Interest paid	$36	$—	$148	$—	$184

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,012	$394	$1,305	$(1,406)	$1,305
Net adjustments to reconcile net income to net cash provided by operating activities	109	(283)	(560)	694	(40)

Net cash provided by operating activities	1,121	111	745	(712)	1,265

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,817	1,350	—	—	4,167
Proceeds from sales of investments:
Fixed maturities	368	173	1	—	542
Equity securities	15	7	—	—	22
Real estate investments	—	3	—	—	3
Other investments	297	89	—	—	386
Purchases of investments:
Fixed maturities	(3,744)	(1,454)	(2)	—	(5,200)
Equity securities	(2)	(30)	(1)	—	(33)
Real estate investments	—	(58)	—	—	(58)
Other investments	(139)	(82)	—	—	(221)
Net sales (purchases) of short-term securities	(176)	115	428	—	367
Securities transactions in course of settlement	87	(10)	—	—	77
Other	(144)	11	—	—	(133)

Net cash provided by (used in) investing activities	(621)	114	426	—	(81)

Cash flows from financing activities
Payment of debt	—	—	(258)	—	(258)
Dividends paid to shareholders	—	—	(341)	—	(341)
Issuance of common stock — employee share options	—	—	170	—	170
Treasury stock acquired — share repurchase authorization	—	—	(707)	—	(707)
Treasury stock acquired — net employee share-based compensation	—	—	(52)	—	(52)
Excess tax benefits from share-based payment arrangements	—	—	19	—	19
Dividends paid to parent company	(504)	(208)	—	712	—

Net cash used in financing activities	(504)	(208)	(1,169)	712	(1,169)

Effect of exchange rate changes on cash	—	1	—	—	1

Net increase (decrease) in cash	(4)	18	2	—	16
Cash at beginning of year	114	98	2	—	214

Cash at end of period	$110	$116	$4	$—	$230

Supplemental disclosure of cash flow information
Income taxes paid (received)	$286	$113	$(103)	$—	$296
Interest paid	$36	$—	$155	$—	$191

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2013 Second Quarter Consolidated Results of Operations

•                   Net income of $925 million, or $2.44 per share basic and $2.41 per share diluted

•                   Net earned premiums of $5.60 billion

•                   Catastrophe losses of $340 million ($221 million after-tax)

•                   Net favorable prior year reserve development of $192 million ($125 million after-tax)

•                   GAAP combined ratio of 94.3%

•                   Net investment income of $687 million ($551 million after-tax)

•                   Benefit of $91 million ($59 million after-tax) from settlement of legal matter

•                   Benefit of $63 million from resolution of prior year tax matters

•                   Operating cash flows of $722 million

•                   Net realized investment gains of $167 million ($109 million after-tax)

2013 Second Quarter Consolidated Financial Condition

•                   Total investments of $71.27 billion; fixed maturities and short-term securities comprised 93% of total investments

•                   Total assets of $101.90 billion

•                   Total debt of $5.85 billion, resulting in a debt-to-total capital ratio of 19.0% (20.1% excluding net unrealized investment gains, net of tax)

•                   Repurchased 3.6 million common shares for total cost of $300 million under share repurchase authorization

•                   Shareholders’ equity of $24.89 billion

•                   Book value per common share of $66.65

•                   Holding company liquidity of $2.05 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2013	2012	2013	2012

Revenues
Premiums	$5,603	$5,529	$11,120	$11,052
Net investment income	687	738	1,357	1,478
Fee income	82	59	179	141
Net realized investment gains	167	4	177	14
Other revenues	135	29	169	66

Total revenues	6,674	6,359	13,002	12,751

Claims and expenses
Claims and claim adjustment expenses	3,530	3,786	6,683	7,150
Amortization of deferred acquisition costs	950	976	1,898	1,947
General and administrative expenses	931	893	1,846	1,777
Interest expense	86	96	178	192

Total claims and expenses	5,497	5,751	10,605	11,066

Income before income taxes	1,177	608	2,397	1,685
Income tax expense	252	109	576	380

Net income	$925	$499	$1,821	$1,305

Net income per share
Basic	$2.44	$1.27	$4.80	$3.32

Diluted	$2.41	$1.26	$4.75	$3.29

GAAP combined ratio
Loss and loss adjustment expense ratio	62.3%	68.1%	59.3%	64.1%
Underwriting expense ratio	32.0	32.4	32.1	32.2

GAAP combined ratio	94.3%	100.5%	91.4%	96.3%

Incremental impact of direct to consumer initiative on GAAP combined ratio	0.5%	0.7%	0.6%	0.7%

The following discussions of the Company’s net income and segment operating income are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $2.41 in the second quarter of 2013 increased by 91% over diluted net income per share of $1.26 in the same period of 2012.  Net income of $925 million in the second quarter of 2013 increased by 85% over net income of $499 million in the same period of 2012.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases.  The increase in net income in the second quarter of 2013 compared with the same period of 2012 primarily reflected the pretax impacts of (i) a decline in catastrophe losses, (ii) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), (iii) an increase in net realized investment gains and (iv) a gain from the settlement of a legal proceeding, partially offset by modest declines in (v) net investment income and (vi) net favorable prior year reserve development.  The improvement in underlying underwriting margins primarily resulted from the impact of earned pricing that exceeded loss cost trends in each of the Company’s business segments.  Partially offsetting this net pretax improvement was the related tax expense.  Additionally, net income in the second quarter of 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters.  The effective tax rate in the second quarter of 2013 was higher than in the same period in 2012.  This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income in the second quarter of 2013 due to an increase in the underwriting gain, partially offset by the resolution of prior year tax matters discussed above.  Catastrophe losses in the second quarters of 2013 and 2012 were $340 million and $549 million, respectively.  Net favorable prior year reserve development in the second quarters of 2013 and 2012 was $192 million and $221 million, respectively.

Diluted net income per share in the first six months of 2013 was $4.75, compared with diluted net income per share of $3.29 in the same period of 2012, reflecting net income in the first six months of 2013 of $1.82 billion, compared with net income of $1.31 billion in the same period of 2012 and the favorable impact of common share repurchases.  The increase in net income primarily reflected the same factors discussed above.  Catastrophe losses in the first six months of 2013 were $439 million, compared with $717 million in the same period of 2012.  Net favorable prior year reserve development in the first six months of 2013 was $423 million, compared with $525 million in the same period of 2012.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2013 were $5.60 billion, $74 million or 1% higher than in the same period of 2012.  Earned premiums in the first six months of 2013 were $11.12 billion, $68 million or less than 1% higher than in the same period of 2012.  In the Business Insurance segment, earned premiums in the second quarter and first six months of 2013 increased by 6% and 4% over the respective periods of 2012.  In the Financial, Professional & International Insurance segment, earned premiums in the second quarter and first six months of 2013 decreased by 2% and 1% from the respective periods of 2012.  In the Personal Insurance segment, earned premiums in both the second quarter and first six months of 2013 decreased by 4% from the respective periods of 2012.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012

Average investments (a)	$69,701	$69,623	$69,903	$69,555
Pretax net investment income	687	738	1,357	1,478
After-tax net investment income	551	589	1,093	1,182
Average pretax yield (b)	3.9%	4.2%	3.9%	4.2%
Average after-tax yield (b)	3.2%	3.4%	3.1%	3.4%

(a)                  Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses, net of tax.

Net investment income in the second quarter of 2013 was $687 million, $51 million or 7% lower than in the same period of 2012.  Net investment income in the first six months of 2013 was $1.36 billion, $121 million or 8% lower than in the same period of 2012.  Net investment income from fixed maturity investments in the second quarter and first six months of 2013 was $574 million and $1.16 billion, respectively, $37 million and $71 million lower, respectively, than in the same periods of 2012, primarily resulting from lower long-term reinvestment yields available in the market.  Net investment income from non-fixed maturity investments in the second quarter and first six months of 2013 was $120 million and $212 million, respectively, $13 million and $49 million lower, respectively, than in the same periods of 2012, primarily reflecting lower results in the Company’s private equity limited partnership investments.  The average pretax yield on the total investment portfolio was 3.9% for both the second quarter and first six months of 2013, compared with 4.2% for both of the same periods of 2012, primarily reflecting the decline in both fixed maturity and non-fixed maturity investment income.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $23 million and $38 million increases in fee income in the second quarter and first six months of 2013, respectively, compared with the same periods of 2012 are discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains

The following table sets forth information regarding the Company’s net realized investment gains.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Net Realized Investment Gains
Other-than-temporary impairment losses	$(2)	$(4)	$(7)	$(8)
Other net realized investment gains	169	8	184	22

Net realized investment gains	$167	$4	$177	$14

Included in other net realized investment gains in the second quarter and first six months of 2013 were $134 million and $115 million, respectively, of net realized gains associated with U.S. Treasury futures contracts (which require daily mark-to-market settlement and are used to shorten the duration of the Company’s fixed maturity investment portfolio).  At June 30, 2013, the Company had no open Treasury futures contracts.

Other Revenues

Other revenues in the second quarter and first six months of 2013 included a $91 million gain from the settlement of a legal proceeding.  See note 12 of notes to the unaudited consolidated financial statements in this report for further discussion.  The remainder of other revenues in all periods presented primarily consisted of premium installment charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2013 were $3.53 billion, $256 million or 7% lower than in the same period of 2012.  The decrease primarily reflected (i) a decline in catastrophe losses and (ii) the impact of lower business volume, partially offset by (iii) the impact of loss cost trends and (iv) lower net favorable prior year reserve development.  Catastrophe losses in the second quarters of 2013 and 2012 were $340 million and $549 million, respectively.  Catastrophe losses in the second quarters of both 2013 and 2012 primarily resulted from wind and hail storms in several regions of the United States.  In addition, catastrophe losses in the second quarter of 2013 included losses from floods in Alberta, Canada.  Net favorable prior year reserve development in the second quarters of 2013 and 2012 was $192 million and $221 million, respectively.

Claims and claim adjustment expenses in the first six months of 2013 were $6.68 billion, $467 million or 7% lower than in the same period of 2012, primarily reflecting the same factors described above.  Catastrophe losses in the first six months of 2013 and 2012 were $439 million and $717 million, respectively.  Catastrophe losses in the first six months of 2013 included the second quarter storms in the United States and floods in Canada described above, as well as tornadoes and hail storms in the Southeastern United States in the first quarter of 2013.  Catastrophe losses in the first six months of 2012 included the second quarter storms described above, as well as tornadoes and hail storms in the Midwest and Southeast regions of the United States in the first quarter of 2012.  Net favorable prior year reserve development in the first six months of 2013 and 2012 was $423 million and $525 million, respectively.  Net favorable prior year reserve development in the first six months of 2013 was reduced by a $42 million charge that was precipitated by legislation in New York enacted during the first quarter of 2013 related to the New York Fund for Reopened Cases for workers’ compensation.  Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in more detail in the segment discussions that follow.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2013 was $950 million, $26 million or 3% lower than in the same period of 2012.  The amortization of deferred acquisition costs in the first six months of 2013 was $1.90 billion, $49 million or 3% lower than in the same 2012 period.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2013 were $931 million, $38 million or 4% higher than in the same period of 2012.  General and administrative expenses in the first six months of 2013 were $1.85 billion, $69 million or 4% higher than in the same period of 2012.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the second quarter and first six months of 2013 was $86 million and $178 million, respectively, 10% and 7% lower than the respective periods of 2012, reflecting lower average levels of debt outstanding as a result of debt repayments over the previous twelve months.

Income Tax Expense

Income tax expense in the second quarter of 2013 was $252 million, $143 million or 131% higher than in the same period of 2012, primarily reflecting the $343 million increase in underwriting margins (including the impact of decreases in catastrophe losses and net favorable prior year reserve development), partially offset by a reduction in income tax expense of $63 million resulting from the resolution of prior year tax matters.  Income tax expense in the first six months of 2013 was $576 million, $196 million or 52% higher than in the same period of 2012, primarily reflecting the $552 million increase in underwriting margins (including the impact of decreases in catastrophe losses and net favorable prior year reserve development), partially offset by the resolution of prior year tax matters in the second quarter of 2013.

The Company’s effective tax rates in the second quarter and first six months of 2013 were 21% and 24%, respectively.  In the second quarter and first six months of 2012, the Company’s effective tax rates were 18% and 23%, respectively.   The effective tax rates in all periods were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  In addition, income tax expense in the second quarter and first six months of 2013 was reduced by $63 million as a result of the resolution of prior year tax matters.

GAAP Combined Ratio

The consolidated GAAP combined ratio of 94.3% in the second quarter of 2013 was 6.2 points lower than the consolidated GAAP combined ratio of 100.5% in the same period of 2012.  The consolidated GAAP combined ratio of 91.4% in the first six months of 2013 was 4.9 points lower than the consolidated GAAP combined ratio of 96.3% in the same period of 2012.

The consolidated loss and loss adjustment expense ratio of 62.3% in the second quarter of 2013 was 5.8 points lower than the consolidated loss and loss adjustment expense ratio of 68.1% in the same period of 2012.  Catastrophe losses accounted for 6.1 points and 10.0 points of the 2013 and 2012 second quarter loss and loss adjustment expense ratios, respectively.  The 2013 and 2012 second quarter loss and loss adjustment expense ratios included 3.5 and 4.0 points of benefit from net favorable prior year reserve development, respectively.  The consolidated loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development (“underlying loss and loss adjustment expense ratio”) in the second quarter of 2013 was 2.4 points lower than the 2012 second quarter ratio on the same basis, primarily reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The consolidated loss and loss adjustment expense ratio of 59.3% in the first six months of 2013 was 4.8 points lower than the consolidated loss and loss adjustment expense ratio of 64.1% in the same period of 2012.  Catastrophe losses accounted for 3.9 points and 6.5 points of the 2013 and 2012 six-month loss and loss adjustment expense ratios, respectively.  The 2013 and 2012 six-month loss and loss adjustment expense ratios included 3.8 and 4.8 points of benefit from net favorable prior year reserve development, respectively.  The 2013 six-month underlying loss and loss adjustment expense ratio was 3.2 points lower than the 2012 six-month ratio on the same basis, reflecting the same factors discussed above for the second quarter of 2013.

The consolidated underwriting expense ratio of 32.0% for the second quarter of 2013 was 0.4 points lower than the consolidated underwriting expense ratio of 32.4% in the same period of 2012.  In the first six months of 2013, the consolidated underwriting expense ratio of 32.1% was 0.1 points lower than the consolidated underwriting expense ratio of 32.2% in the same 2012 period.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Business Insurance	$3,344	$3,280	$6,970	$6,709
Financial, Professional & International Insurance	906	882	1,705	1,673
Personal Insurance	1,997	2,078	3,760	3,931

Total	$6,247	$6,240	$12,435	$12,313

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Business Insurance	$3,068	$3,026	$6,328	$6,126
Financial, Professional & International Insurance	849	840	1,496	1,444
Personal Insurance	1,907	2,002	3,597	3,795

Total	$5,824	$5,868	$11,421	$11,365

Gross written premiums in the second quarter of 2013 were virtually level with the same period of 2012.  Net written premiums in the second quarter of 2013 were slightly lower than in the same period of 2012.  Gross and net written premiums in the first six months of 2013 increased slightly over the same period of 2012.  Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012

Revenues
Earned premiums	$3,018	$2,860	$5,960	$5,736
Net investment income	502	536	989	1,068
Fee income	82	58	179	140
Other revenues	114	8	127	22

Total revenues	$3,716	$3,462	$7,255	$6,966

Total claims and expenses	$3,000	$3,018	$5,741	$5,692

Operating income	$579	$362	$1,169	$974

Loss and loss adjustment expense ratio	65.3%	71.0%	61.6%	64.4%
Underwriting expense ratio	30.9	32.0	31.3	31.9

GAAP combined ratio	96.2%	103.0%	92.9%	96.3%

Overview

Operating income in the second quarter of 2013 was $579 million, $217 million or 60% higher than operating income of $362 million in the same period of 2012.  The increase in operating income in the second quarter of 2013 compared with the same period of 2012 primarily reflected the pretax impacts of (i) a decline in catastrophe losses, (ii) higher underlying underwriting margins primarily resulting from earned pricing that exceeded loss cost trends and (iii) a gain from the settlement of a legal proceeding, partially offset by (iv) a decline in net investment income.  Partially offsetting this net pretax increase was the related tax expense.  Additionally, operating income in the second quarter of 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters.  The effective tax rate in the second quarter of 2013 increased over the same period of 2012.  This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income due to an increase in the underwriting gain, partially offset by the resolution of prior year tax matters described above. Catastrophe losses in the second quarter of 2013 were $148 million, compared with $252 million in the same period of 2012.  Net favorable prior year reserve development was $55 million in the second quarter of 2013, compared with $58 million in the same period of 2012.

Operating income in the first six months of 2013 was $1.17 billion, $195 million or 20% higher than operating income of $974 million in the same period of 2012, primarily reflecting the same factors described above, as well as a decline in net favorable prior year reserve development.  Catastrophe losses in the first six months of 2013 were $183 million, compared with $305 million in the same period of 2012.  Net favorable prior year reserve development in the first six months of 2013 was $168 million, compared with $306 million in the same period of 2012.  Net favorable prior year reserve development in the first six months of 2013 was reduced by a $42 million charge that was precipitated by legislation in New York as described above.

Earned Premiums

Earned premiums in the second quarter of 2013 were $3.02 billion, $158 million or 6% higher than in the same period of 2012.  Earned premiums in the first six months of 2013 were $5.96 billion, $224 million or 4% higher than in the same period of 2012.  The increases in both periods of 2013 primarily reflected the impact of an increase in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the second quarter of 2013 was $502 million, $34 million or 6% lower than in the same 2012 period.  Net investment income in the first six months of 2013 was $989 million, $79 million or 7% lower than in the same period of 2012.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decline in the Company’s consolidated net investment income in the second quarter and first six months of 2013 compared with the same periods of 2012.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the second quarter and first six months of 2013 increased by $24 million and $39 million over the respective periods of 2012, primarily reflecting the impact of higher serviced premium volume in workers’ compensation residual market pools and higher claim volume in the large deductible business.

Other Revenues

Other revenues in the second quarter and first six months of 2013 included a $91 million gain from the settlement of a legal proceeding.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2013 were $2.01 billion, $41 million or 2% lower than in the same period of 2012, primarily reflecting (i) a decline in catastrophe losses and (ii) the impact of a modest decline in business volume, partially offset by (iii) the impact of loss cost trends.  Catastrophe losses in the second quarter of 2013 were $148 million, compared with $252 million in the same period of 2012.  Net favorable prior year reserve development in the second quarter of 2013 was $55 million, compared with $58 million in the same period of 2012.  Net favorable prior year reserve development in the second quarter of 2013 was primarily driven by better than expected loss experience in the excess coverages of the general liability product line for accident years 2004 through 2009, reflecting more favorable legal and judicial environments than what the Company previously expected.  Net favorable prior year reserve development in the second quarter of 2012 reflected better than expected loss experience in the property product line related to catastrophe losses incurred in 2011 and lower than expected claim department expenses.  These factors contributing to net favorable prior year reserve development in the second quarters of 2013 and 2012 were partially offset by $65 million and $90 million increases, respectively, to environmental reserves, which are discussed in further detail in the “Environmental Claims and Litigation” section herein.

Claims and claim adjustment expenses in the first six months of 2013 were $3.76 billion, virtually level with the same 2012 period.  Claims and claim adjustment expenses in the first six months of 2013 were impacted by the same factors described above for the second quarter of 2013, but those impacts were offset by a decline in net favorable prior year reserve development.  Catastrophe losses in the first six months of 2013 were $183 million, compared with $305 million in the same period of 2012.  Net favorable prior year reserve development in the first six months of 2013 was $168 million, compared with $306 million in the same period of 2012.  Net favorable prior year reserve development in the first six months of 2013 was primarily driven by the same factors described above and by better than expected loss experience for the property product line.  Net favorable prior year reserve development in the first six months of 2013 was also reduced by a $42 million workers’ compensation charge that was precipitated by legislation in New York.  Net favorable prior year reserve development in the first six months of 2012 was primarily driven by the same factors described above and by better than expected loss experience in the general liability product line for accident years 2004 through 2009, which reflected what the Company believes are more favorable legal and judicial environments than the Company previously expected.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2013 was $481 million, $16 million or 3% higher than in the same period of 2012.  Amortization of deferred acquisition costs in the first six months of 2013 was $956 million, $24 million or 3% higher than in the same 2012 period.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2013 were $511 million, $7 million or 1% higher than in the same period of 2012.  General and administrative expenses in the first six months of 2013 were $1.03 billion, $26 million or 3% higher than in the same period of 2012.  The increases in both periods of 2013 were primarily driven by increases in employee- and technology-related expenses.

Income Tax Expense

Income tax expense in the second quarter of 2013 was $137 million, $55 million or 67% higher than in the same period of 2012, primarily reflecting the $200 million increase in underwriting margins (including the impact of decreases in catastrophe losses and net favorable prior year reserve development), partially offset by a reduction in income tax expense of $43 million resulting from the resolution of prior year tax matters.  Income tax expense in the first six months of 2013 was $345 million, $45 million or 15% higher than in the same period of 2012, primarily reflecting the $214 million increase in underwriting margins, partially offset by the resolution of prior year tax matters in the second quarter of 2013.

GAAP Combined Ratio

The GAAP combined ratio of 96.2% in the second quarter of 2013 was 6.8 points lower than the GAAP combined ratio of 103.0% in the same period of 2012.  The GAAP combined ratio of 92.9% in the first six months of 2013 was 3.4 points lower than the GAAP combined ratio of 96.3% in the same period of 2012.

The loss and loss adjustment expense ratio of 65.3% in the second quarter of 2013 was 5.7 points lower than the loss and loss adjustment expense ratio of 71.0% in the same period of 2012.  Catastrophe losses in the second quarters of 2013 and 2012 accounted for 4.9 points and 8.8 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the second quarters of 2013 and 2012 provided 1.8 points and 2.0 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2013 second quarter underlying loss and loss adjustment expense ratio was 2.0 points lower than the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The loss and loss adjustment expense ratio of 61.6% in the first six months of 2013 was 2.8 points lower than the loss and loss adjustment expense ratio of 64.4% in the same period of 2012.  Catastrophe losses in the first six months of 2013 and 2012 accounted for 3.1 points and 5.3 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first six months of 2013 and 2012 provided 2.8 points and 5.3 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first six months of 2013 was 3.1 points lower than the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The underwriting expense ratio of 30.9% for the second quarter of 2013 was 1.1 points lower than the underwriting expense ratio of 32.0% in the same period of 2012.  In the first six months of 2013, the underwriting expense ratio of 31.3% was 0.6 points lower than the underwriting expense ratio of 31.9% in the same 2012 period, primarily reflecting the impact of growth in earned premiums in both periods of 2013.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Select Accounts	$722	$730	$1,460	$1,461
Commercial Accounts	761	748	1,715	1,652
National Accounts	361	328	807	700
Industry-Focused Underwriting	664	646	1,396	1,331
Target Risk Underwriting	608	591	1,158	1,118
Specialized Distribution	232	243	437	451

Total Business Insurance Core	3,348	3,286	6,973	6,713
Business Insurance Other	(4)	(6)	(3)	(4)

Total Business Insurance	$3,344	$3,280	$6,970	$6,709

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Select Accounts	$709	$721	$1,433	$1,439
Commercial Accounts	732	717	1,640	1,578
National Accounts	242	226	519	461
Industry-Focused Underwriting	653	636	1,352	1,284
Target Risk Underwriting	500	486	948	915
Specialized Distribution	232	242	436	450

Total Business Insurance Core	3,068	3,028	6,328	6,127
Business Insurance Other	—	(2)	—	(1)

Total Business Insurance	$3,068	$3,026	$6,328	$6,126

In Business Insurance Core, gross and net written premiums in the second quarter of 2013 increased by 2% and 1%, respectively, over the same period of 2012.  Gross and net written premiums in the first six months of 2013 increased by 4% and 3%, respectively, over the same period of 2012.  The increases in gross and net written premiums in both periods of 2013 were concentrated in National Accounts, Industry-Focused Underwriting, Commercial Accounts and Target Risk Underwriting and were driven by rate increases.  Overall business retention rates in the second quarter of 2013 remained strong but slightly lower than in the same period of 2012.  In the first six months of 2013, business retention rates remained strong and were level with the same period of 2012.  Renewal premium changes — comprising both renewal rate changes and insured exposure growth — and new business levels were virtually level with the second quarter and first six months of 2012.  Renewal rate changes continued to exceed expected loss cost trends.

Select Accounts.  Net written premiums of $709 million in the second quarter of 2013 decreased by 2% from the same period of 2012.  Net written premiums of $1.43 billion in the first six months of 2013 decreased by less than 1% from the same period of 2012.  Business retention rates in the second quarter and first six months of 2013 remained strong and were slightly higher than in the same periods of 2012.  Renewal premium changes remained positive in the second quarter and were level with the same period of 2012.  Renewal premium changes for the first six months of 2013 increased over the same period of 2012, primarily due to renewal rate increases.  New business volume in the second quarter and first six months of 2013 declined from the same periods of 2012.

Commercial Accounts.  Net written premiums of $732 million in the second quarter of 2013 increased by 2% over the same period of 2012.  Net written premiums of $1.64 billion in the first six months of 2013 increased by 4% over the same period of 2012.  Business retention rates in the second quarter of 2013 remained strong and were slightly lower than in the second quarter of 2012.  In the first six months of 2013, business retention rates remained strong and were level with the same period of 2012.  Renewal premium changes in the second quarter of 2013 increased over the same period of 2012.  Renewal premium changes in the first six months of 2013 were virtually level with the same period of 2012.  New business volumes in the second quarter and first six months of 2013 increased compared with the same periods of 2012.

National Accounts.  Net written premiums of $242 million in the second quarter of 2013 increased by 7% over the same period of 2012.  Net written premiums of $519 million in the first six months of 2013 increased by 13% over the same period of 2012.  Business retention rates remained strong in the second quarter and first six months of 2013 but were lower than in the same periods of 2012.  Renewal premium changes in the second quarter and first six months of 2013 remained positive but were slightly lower than in the same periods of 2012.  New business volumes in the second quarter and first six months of 2013 increased over the same period of 2012.  Growth in workers’ compensation residual market pools also contributed to premium growth in both periods of 2013.

Industry-Focused Underwriting.  Net written premiums of $653 million in the second quarter of 2013 increased by 3% over the same period of 2012.  Net written premiums of $1.35 billion in the first six months of 2013 increased by 5% over the same period of 2012.  Premium increases in both periods of 2013 were concentrated in the Construction business unit.

Target Risk Underwriting.  Net written premiums of $500 million in the second quarter of 2013 increased by 3% over the same period of 2012.  Net written premiums of $948 million in the first six months of 2013 increased by 4% over the same period of 2012.  Premium growth in the second quarter of 2013 was concentrated in the National Property business unit, whereas net written premium growth in the first six months of 2013 was concentrated in the Inland Marine and National Property business units.

Specialized Distribution.  Net written premiums of $232 million in the second quarter of 2013 declined by 4% from the same period of 2012.  Net written premiums of $436 million in the first six months of 2013 declined by 3% from the same period of 2012.

Financial, Professional & International Insurance

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012

Revenues
Earned premiums	$751	$766	$1,486	$1,503
Net investment income	91	99	183	203
Fee income	—	1	—	1
Other revenues	5	5	10	13

Total revenues	$847	$871	$1,679	$1,720

Total claims and expenses	$651	$616	$1,258	$1,265

Operating income	$154	$182	$317	$331

Loss and loss adjustment expense ratio	43.9%	39.1%	42.4%	42.5%
Underwriting expense ratio	42.4	40.9	41.9	41.3

GAAP combined ratio	86.3%	80.0%	84.3%	83.8%

Overview

Operating income in the second quarter of 2013 was $154 million, $28 million or 15% lower than operating income of $182 million in the second quarter of 2012, primarily reflecting the pretax impact of (i) an increase in catastrophe losses, (ii) lower net favorable prior year reserve development and (iii) a decline in net investment income, partially offset by (iv) higher underlying underwriting margins.  The increase in underlying underwriting margins were driven by earned pricing increases that exceeded loss cost trends and a lower level of what the Company defines as large losses, partially offset by the impact of lower business volume and higher general and administrative expenses.  Partially offsetting this net pretax decrease was the related tax benefit.  Additionally, operating income in the second quarter of 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters.  The effective tax rate in the second quarter of 2013 decreased from the same period of 2012. This resulted from the impact of the resolution of prior year tax matters discussed above, and interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a higher percentage of pretax income due to a decrease in the underwriting gain.  Catastrophe losses in the second quarters of 2013 and 2012 were $46 million and $4 million, respectively.  Catastrophe losses in the second quarter of 2013 primarily resulted from floods in Alberta, Canada.  Net favorable prior year reserve development in the second quarter of 2013 was $72 million, compared with $96 million in the same period of 2012.

Operating income in the first six months of 2013 was $317 million, $14 million or 4% lower than operating income of $331 million in the same period of 2012, primarily reflecting the same factors described above.  Catastrophe losses in the first six months of 2013 were $46 million, compared with $4 million in the same period of 2012.  Net favorable prior year reserve development in the first six months of 2013 was $130 million, compared with $142 million in the same period of 2012.

Earned Premiums

Earned premiums in the second quarter of 2013 were $751 million, $15 million or 2% lower than in the same period of 2012.  Earned premiums in the first six months of 2013 were $1.49 billion, $17 million or 1% lower than in the same period of 2012.  The declines in both periods of 2013 primarily reflected the impact of a decrease in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the second quarter of 2013 was $91 million, $8 million or 8% lower than in the same period of 2012.  Net investment income in the first six months of 2013 was $183 million, $20 million or 10% lower than in the same period of 2012.  Included in the Financial, Professional & International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the decline in the Company’s consolidated net investment income in the second quarter and first six months of 2013 as compared with the same periods of 2012.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2013 were $332 million, $30 million or 10% higher than in the same period of 2012, primarily reflecting (i) an increase in catastrophe losses and (ii) a decline in net favorable prior year reserve development, partially offset by (iii) reduced loss cost trends, (iv) the impact of lower business volume and (v) lower levels of large losses.  Catastrophe losses in the second quarter of 2013 were $46 million, primarily resulting from floods in Alberta, Canada, compared with $4 million in the same period of 2012.  Net favorable prior year reserve development in the second quarter of 2013 was $72 million, compared with $96 million in the same period of 2012.  Net favorable prior year reserve development in the second quarter of 2013 was concentrated in Bond & Financial Products and primarily reflected better than expected results for the surety business for accident years 2003 and prior, 2006 through 2008, and 2010.  In Bond & Financial Products in the second quarter of 2012, net favorable prior year reserve development primarily reflected better than expected results for the surety business for accident years 2008 through 2010 and better than expected results for the management liability business for accident years 2007 and prior.  In International in the second quarter of 2012, net favorable prior year reserve development primarily reflected better than expected loss experience in the Company’s operation at Lloyd’s in the marine and aviation business units across multiple accident years.

Claims and claim adjustment expenses in the first six months of 2013 were $634 million, $9 million or 1% lower than in the same 2012 period, primarily reflecting (i) reduced loss cost trends, (ii) the impact of lower business volume and (iii) lower levels of large losses, largely offset by (iv) an increase in catastrophe losses and (v) a decline in net favorable prior year reserve development.  Catastrophe losses in the first six months of 2013 were $46 million, compared with $4 million in the same period of 2012.  Net favorable prior year reserve development in the first six months of 2013 was $130 million and was driven by the factors described above for the second quarter in Bond & Financial Products, as well as better than expected loss experience in the first quarter of 2013 in Canada and in the Company’s operations at Lloyd’s. Net favorable prior year reserve development in the first six months of 2012 was $142 million and was driven by the factors described above for the second quarter, as well as net favorable prior year reserve development in the first quarter of 2012 in both Bond & Financial Products and International.  In Bond & Financial Products, net favorable prior year reserve development in the first quarter of 2012 primarily reflected better than expected results for accident years 2006 through 2008 for the contract surety business.  In International, net favorable prior year reserve development in the first quarter of 2012 reflected better than expected loss experience in Canada, primarily in the surety and property lines of business for recent accident years and better than expected development in the Company’s operation at Lloyd’s in the marine and accident and special risks business units for recent accident years.

Amortization of Deferred Acquisition Expenses

Amortization of deferred acquisition costs in the second quarter of 2013 was $147 million, $2 million or 1% lower than in the same period of 2012.  Amortization of deferred acquisition costs in the first six months of 2013 was $290 million, $2 million or less than 1% lower than in the same 2012 period.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2013 were $172 million, $7 million or 4% higher than in the same period of 2012.  General and administrative expenses in the first six months of 2013 were $334 million, $4 million or 1% higher than in the same period of 2012.  The increase in both periods of 2013 primarily resulted from legal expenses related to the Company’s recently announced agreement to acquire The Dominion of Canada General Insurance Company.

Income Tax Expense

Income tax expense in the second quarter of 2013 was $42 million, $31 million or 42% lower than in the same period of 2012, primarily reflecting the $51 million decrease in underwriting margins and a reduction in income tax expense of $15 million resulting from the resolution of prior year tax matters.  Income tax expense in the first six months of 2013 was $104 million, $20 million or 16% lower than in the same period of 2012, primarily reflecting the reduction in income tax expense resulting from the resolution of prior year tax matters in the second quarter of 2013 and the $11 million decrease in underwriting margins.

GAAP Combined Ratio

The GAAP combined ratio of 86.3% in the second quarter of 2013 was 6.3 points higher than the GAAP combined ratio of 80.0% in the same period of 2012.  The GAAP combined ratio of 84.3% in the first six months of 2013 was 0.5 points higher than the GAAP combined ratio of 83.8% in the same period of 2012.

The loss and loss adjustment expense ratio of 43.9% in the second quarter of 2013 was 4.8 points higher than the loss and loss adjustment expense ratio of 39.1% in the same period of 2012.  Catastrophe losses in the second quarters of 2013 and 2012 accounted for 6.1 points and 0.4 points, respectively, of the loss and loss adjustment expense ratio.  The 2013 and 2012 second quarter ratios included 9.7 points and 12.5 points of benefit, respectively, from net favorable prior year reserve development.  The 2013 second quarter underlying loss and loss adjustment expense ratio was 3.7 points lower than the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The loss and loss adjustment expense ratio of 42.4% in the first six months of 2013 was 0.1 points lower than the loss and loss adjustment expense ratio of 42.5% in the same period of 2012.  Catastrophe losses in the first six months of 2013 and 2012 accounted for 3.1 points and 0.2 points, respectively, of the loss and loss adjustment expense ratio.  The 2013 and 2012 year-to-date ratios included 8.8 points and 9.4 points of benefit, respectively, from net favorable prior year reserve development.  The underlying loss and loss adjustment expense ratio in the first six months of 2013 was 3.6 points lower than the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The underwriting expense ratio of 42.4% in the second quarter of 2013 was 1.5 points higher than the underwriting expense ratio of 40.9% in the same period of 2012.  In the first six months of 2013, the underwriting expense ratio of 41.9% was 0.6 points higher than the underwriting expense ratio of 41.3% in the same period of 2012.  The increases in both periods of 2013 primarily reflected the legal expenses related to the Company’s recently announced agreement to acquire The Dominion of Canada General Insurance Company, as well as the decline in earned premiums.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Bond & Financial Products	$542	$525	$1,040	$1,010
International	364	357	665	663

Total Financial, Professional & International Insurance	$906	$882	$1,705	$1,673

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Bond & Financial Products	$531	$524	$926	$881
International	318	316	570	563

Total Financial, Professional & International Insurance	$849	$840	$1,496	$1,444

The Financial, Professional & International Insurance segment’s gross and net written premiums in the second quarter of 2013 increased by 3% and 1%, respectively, over the same period of 2012.  In the first six months of 2013, gross and net written premiums increased by 2% and 4%, respectively, over the same period of 2012.  The higher rate of growth in gross written premiums compared with growth in net written premiums in the second quarter of 2013 primarily reflected the impact of an increase in ceded premiums related to certain contract surety business in Bond & Financial Products for which a higher proportion of premiums is ceded to reinsurers.  The lower rate of growth in gross written premiums compared with growth in net written premiums in the first six months of 2013 compared with the same period of 2012 primarily reflected the impact of lower reinsurance costs (resulting from price decreases and slightly higher retention levels) in Bond & Financial Products in the first quarter of 2013, partially offset by the higher ceded premiums in the second quarter of 2013 discussed above.

Net written premiums in Bond & Financial Products in the second quarter of 2013 were $531 million, $7 million or 1% higher than in the same period of 2012, primarily driven by higher contract surety volume and rate increases in the management liability business.  Net written premiums in the first six months of 2013 were $926 million, $45 million or 5% higher than in the same period of 2012, primarily driven by the same factors impacting the second quarter, as well as the lower reinsurance costs discussed above.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the second quarter and first six months of 2013 remained strong but were lower than in the same periods of 2012.  Renewal premium changes in the second quarter and first six months of 2013 remained positive and were higher than in the same periods of 2012, primarily driven by positive renewal rate changes that exceeded expected loss cost trends.  New business volume in the second quarter and first six months of 2013 declined from the same periods of 2012.

Net written premiums in International in the second quarter of 2013 were $318 million, virtually level with the same period of 2012.  Net written premiums in the first six months of 2013 were $570 million, $7 million or 1% higher than in the same period of 2012.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the second quarter of 2013 remained strong and were virtually level with the same period of 2012. In the first six months of 2013, business retention rates remained strong and were slightly higher than in the same period of 2012.  Renewal premium changes in the second quarter and first six months of 2013 were positive and increased over the same periods of 2012, as renewal rate changes remained positive but were lower than in the same periods of 2012, while insured exposures increased over the same periods of 2012.  New business volume in the second quarter and first six months of 2013 increased compared with the same periods of 2012.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2013	2012	2013	2012

Revenues
Earned premiums	$1,834	$1,903	$3,674	$3,813
Net investment income	94	103	185	207
Other revenues	15	16	33	35

Total revenues	$1,943	$2,022	$3,892	$4,055

Total claims and expenses	$1,753	$2,016	$3,417	$3,905

Operating income	$142	$17	$339	$125

Loss and loss adjustment expense ratio	64.9%	75.4%	62.4%	72.1%
Underwriting expense ratio	29.6	29.4	29.5	29.2

GAAP combined ratio	94.5%	104.8%	91.9%	101.3%

Incremental impact of direct to consumer initiative on GAAP combined ratio	1.6%	1.9%	1.7%	2.0%

Overview

Operating income in the second quarter of 2013 was $142 million, $125 million higher than operating income of $17 million in the same period of 2012.  The improvement in operating income primarily reflected the pretax impacts of (i) a decline in catastrophe losses and (ii) higher underlying underwriting margins, partially offset by (iii) a decline in net investment income.  The higher underlying underwriting margins resulted from the impact of earned pricing that exceeded loss cost trends and lower non-catastrophe weather-related losses. Partially offsetting this net pretax improvement was the related tax expense.  Additionally, operating income in the second quarter of 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters. The effective tax rate in the second quarter of 2013 increased from the same period of 2012.  This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income due to an increase in the underwriting gain, partially offset by the resolution of prior year tax matters in the second quarter of 2013.  Catastrophe losses in the second quarters of 2013 and 2012 were $146 million and $293 million, respectively.  Net favorable prior year reserve development in the second quarters of 2013 and 2012 was $65 million and $67 million, respectively.

Operating income in the first six months of 2013 was $339 million, $214 million higher than operating income of $125 million in the same period of 2012.  The improvement was driven by the same factors described above for the second quarter of 2013, as well as an increase in net favorable prior year reserve development.  Catastrophe losses in the first six months of 2013 were $210 million, compared with $408 million in the same period of 2012.  Net favorable prior year reserve development in the first six months of 2013 was $125 million, compared with $77 million in the same period of 2012.

Earned Premiums

Earned premiums in the second quarter of 2013 were $1.83 billion, $69 million or 4% lower than in the same period of 2012.  Earned premiums in the first six months of 2013 were $3.67 billion, $139 million or 4% lower than in the same period of 2012.  The decreases in both periods of 2013 reflected lower net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the second quarter of 2013 was $94 million, $9 million or 9% lower than in the same period of 2012.  Net investment income in the first six months of 2013 was $185 million, $22 million or 11% lower than in the same period of 2012.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decline in the Company’s consolidated net investment income in the second quarter and first six months of 2013 compared with the same periods of 2012.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2013 were $1.19 billion, $245 million or 17% lower than in the same period of 2012.  The decrease primarily reflected (i) a decline in catastrophe losses, (ii) lower non-catastrophe weather-related losses and (iii) the impact of lower business volume, partially offset by (iv) the impact of loss cost trends.  Catastrophe losses in the second quarter of 2013 were $146 million, compared with $293 million in the same period of 2012.  Net favorable prior year reserve development in the second quarter of 2013 was $65 million, compared with $67 million in the same period of 2012. Net favorable prior year reserve development in the second quarter of 2013 was primarily driven by better than expected loss experience in the Homeowners and Other product line for accident year 2012 for both catastrophe and non-catastrophe weather-related losses and other non-weather-related losses. Net favorable prior year reserve development in the second quarter of 2012 was primarily driven by better than expected loss experience related to catastrophe losses incurred in 2011, as well as favorable loss experience in accident years 2007 through 2011 for the umbrella line of business in the Homeowners and Other product line.

Claims and claim adjustment expenses in the first six months of 2013 were $2.29 billion, $457 million or 17% lower than in the same period of 2012, primarily reflecting the same factors described above, as well as an increase in net favorable prior year reserve development.  Catastrophe losses in the first six months of 2013 and 2012 were $210 million and $408 million, respectively.  Net favorable prior year reserve development in the first six months of 2013 and 2012 was $125 million and $77 million, respectively, driven by the same factors described above, as well as net favorable development in the first quarter of 2013 in the Homeowners and Other product line for accident year 2011 for both non-catastrophe weather-related losses and catastrophe losses.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2013 was $322 million, $40 million or 11% lower than in the same period of 2012.  Amortization of deferred acquisition costs in the first six months of 2013 was $652 million, $71 million or 10% lower than in the same period of 2012.  The decrease in both periods of 2013 reflected the decline in earned premiums compared with the same periods of 2012, a reclassification of fee income related to the National Flood Insurance Program from general and administrative expenses to a component of acquisition costs to conform to the presentation prescribed by insurance regulators, and lower fixed-value commission expense.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2013 were $241 million, $22 million or 10% higher than in the same period of 2012.  General and administrative expenses in the first six months of 2013 were $473 million, $40 million or 9% higher than in the same period of 2012.  The increase in both periods of 2013 included an increase in contingent commission expense due to the increase in the number of agents reverting to a contingent commission compensation program and the impact of the reclassification of fee income described above, partially offset by a decline in other operating expenses.

Income Tax Expense

Income tax expense in the second quarter of 2013 was $48 million, $59 million higher than in the same period of 2012, primarily reflecting the $194 million increase in underwriting margins (including the impact of a decrease in catastrophe losses and a decrease in net favorable prior year reserve development) compared with the same period of 2012, partially offset by a reduction in income tax expense of $5 million resulting from the resolution of prior year tax matters.  Income tax expense in the first six months of 2013 was $136 million, $111 million higher than in the same period of 2012, primarily reflecting the $349 million increase in underwriting margins, partially offset by the resolution of prior year tax matters in the second quarter of 2013.

GAAP Combined Ratio

The GAAP combined ratio of 94.5% in the second quarter of 2013 was 10.3 points lower than the GAAP combined ratio of 104.8% in the same period of 2012.  The GAAP combined ratio of 91.9% in the first six months of 2013 was 9.4 points lower than the GAAP combined ratio of 101.3% in the same period of 2012.

The loss and loss adjustment expense ratio of 64.9% in the second quarter of 2013 was 10.5 points lower than the loss and loss adjustment expense ratio of 75.4% in the same period of 2012.  Catastrophe losses accounted for 8.0 points and 15.3 points of the loss and loss adjustment expense ratios in the second quarters of 2013 and 2012, respectively.  The loss and loss adjustment expense ratio for the second quarters of 2013 and 2012 both included 3.5 points of benefit from net favorable prior year reserve development.  The 2013 second quarter underlying loss and loss adjustment expense ratio was 3.2 points lower than the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The loss and loss adjustment expense ratio of 62.4% in the first six months of 2013 was 9.7 points lower than the loss and loss adjustment expense ratio of 72.1% in the same period of 2012.  Catastrophe losses accounted for 5.7 points and 10.7 points of the loss and loss adjustment expense ratios in the first six months of 2013 and 2012, respectively.  The loss and loss adjustment expense ratio for the first six months of 2013 and 2012 included 3.4 points and 2.1 points of benefit, respectively, from net favorable prior year reserve development.  The 2013 six-month underlying loss and loss adjustment expense ratio was 3.4 points lower than the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The underwriting expense ratio of 29.6% for the second quarter of 2013 was 0.2 points higher than the underwriting expense ratio of 29.4% in the same period of 2012.  In the first six months of 2013, the underwriting expense ratio of 29.5% was 0.3 points higher than the underwriting expense ratio of 29.2% in the same 2012 period.  The increases in both periods of 2013 primarily reflected the decrease in earned premiums discussed above.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Agency Automobile	$838	$903	$1,673	$1,807
Agency Homeowners and Other	1,119	1,135	2,008	2,047

Total Agency Personal Insurance	$1,957	$2,038	$3,681	$3,854

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Agency Automobile	$834	$899	$1,665	$1,799
Agency Homeowners and Other	1,033	1,064	1,853	1,919

Total Agency Personal Insurance	$1,867	$1,963	$3,518	$3,718

In both the second quarter and first six months of 2013, gross agency net written premiums were 4% lower than in the respective periods of 2012.  In both the second quarter and first six months of 2013, net agency written premiums were 5% lower than in the respective periods of 2012.  Renewal rate changes continued to exceed expected loss cost trends, assuming weather patterns consistent with the company’s expectations.

In both the second quarter and first six months of 2013 in the Agency Automobile line of business, net written premiums were 7% lower than in the same periods of 2012.  Business retention rates remained strong in both periods of 2013 but were slightly lower than in the respective periods of 2012.  Renewal premium changes remained positive in the second quarter and first six months of 2013 and increased over the same periods of 2012, primarily driven by renewal rate changes.  New business levels in the second quarter and first six months of 2013 declined from the same periods of 2012.

In both the second quarter and first six months of 2013 in the Agency Homeowners and Other line of business, net written premiums were 3% lower than in the same periods of 2012.  Business retention rates remained strong in both periods of 2013 but were slightly lower than in the respective periods of 2012.  Renewal premium changes remained positive in the second quarter and first six months of 2013 and increased over the same periods of 2012, primarily driven by renewal rate changes.  New business levels in the second quarter and first six months of 2013 declined from the same periods of 2012.

For its Agency business, the Personal Insurance segment had approximately 6.8 million and 7.5 million active policies at June 30, 2013 and 2012, respectively.

Direct to Consumer Written Premiums

In its direct to consumer business, net written premiums in the second quarter and first six months of 2013 were $40 million and $79 million, respectively, slightly higher than in the respective periods of 2012.  The direct to consumer business had 162,000 active policies at June 30, 2013, an increase of 5% over the same date in 2012.

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012

Operating loss	$(59)	$(66)	$(122)	$(134)

The operating loss for Interest Expense and Other in the second quarter of 2013 was $59 million, compared with $66 million in the same period of 2012.  The operating loss for Interest Expense and Other in the first six months of 2013 was $122 million, compared with $134 million in the same period of 2012.  After-tax interest expense in the second quarter and first six months of 2013 was $56 million and $116 million, respectively, compared with $63 million and $125 million, respectively, in the same periods of 2012.  The declines in both periods of 2013 reflected lower average levels of debt outstanding as a result of debt repayments over the previous twelve months.

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

TPC had entered into settlement agreements, which are subject to a number of contingencies, in connection with a number of these direct action claims (Direct Action Settlements).  For a full discussion of these settlement agreements, see the “Asbestos Direct Action Litigation” section of note 12 of notes to the unaudited consolidated financial statements in this report.

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

Net asbestos paid losses in the first six months of 2013 were $100 million, compared with $114 million in the same period of 2012.  Net asbestos reserves were $2.28 billion at June 30, 2013, compared with $2.33 billion at June 30, 2012.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2013	2012
Beginning reserves:
Gross	$2,689	$2,780
Ceded	(311)	(341)

Net	2,378	2,439

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—

Net	—	—

Losses paid:
Gross	123	120
Ceded	(23)	(6)

Net	100	114

Ending reserves:
Gross	2,566	2,660
Ceded	(288)	(335)

Net	$2,278	$2,325

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

The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980’s.  These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants.  Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies.  Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters.  However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims has been greater than anticipated.  As a result of these factors, the Company increased its net environmental reserves by $65 million and $90 million in the second quarters of 2013 and 2012, respectively.

Net environmental paid losses in the first six months of 2013 and 2012 were $24 million and $44 million, respectively.  At June 30, 2013, approximately 94% of the net environmental reserve (approximately $365 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 6% of the net environmental reserve (approximately $23 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2013	2012
Beginning reserves:
Gross	$352	$346
Ceded	(5)	(5)

Net	347	341

Incurred losses and loss expenses:
Gross	72	96
Ceded	(7)	(6)

Net	65	90

Losses paid:
Gross	25	46
Ceded	(1)	(2)

Net	24	44

Ending reserves:
Gross	399	396
Ceded	(11)	(9)

Net	$388	$387

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures discussed above, management believes that the reserves carried for asbestos and environmental claims at June 30, 2013 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also see note 12 of notes to the unaudited consolidated financial statements in this report).

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

INVESTMENT PORTFOLIO

The Company’s invested assets at June 30, 2013 were $71.27 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at June 30, 2013 was $62.84 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both June 30, 2013 and December 31, 2012.  Below investment grade securities represented 3.2% and 3.1% of the total fixed maturity investment portfolio at June 30, 2013 and December 31, 2012, respectively.  The average effective duration of fixed maturities and short-term securities was 3.6 (3.8 excluding short-term securities) at June 30, 2013 and 3.2 (3.4 excluding short-term securities) at December 31, 2012.  The increase in the average effective duration of the Company’s fixed maturities and short-term securities at June 30, 2013 when compared to year-end 2012 primarily reflected an increase in interest rates during the first six months of 2013.  See the “Outlook” section in “Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at June 30, 2013 and December 31, 2012 included $37.07 billion and $38.68 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at June 30, 2013 and December 31, 2012 were $9.93 billion and $9.03 billion, respectively, of advance refunded or escrowed-to-maturity bonds (collectively referred to as pre-refunded bonds), which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest.  Such escrow accounts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee and are almost exclusively comprised of U.S. Treasury securities.  Moody’s Investors Service has assigned negative outlooks to municipal securities in both the state sector and local government sector within the United States.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  The downgrade during 2008 and 2009 of credit ratings of insurers of these securities resulted in a corresponding downgrade in the ratings of many such securities to the underlying rating of the respective security.  Of the insured municipal securities in the Company’s investment portfolio at June 30, 2013, approximately 99% were rated at A3 or above, and approximately 91% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at June 30, 2013.  The average credit rating of the entire municipal bond portfolio was “Aa1” at June 30, 2013 with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at June 30, 2013 and December 31, 2012 included $2.60 billion and $3.00 billion, respectively, of residential mortgage-backed securities including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).

While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at June 30, 2013 and December 31, 2012 were $1.19 billion and $1.44 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.41 billion and $1.56 billion, at June 30, 2013 and December 31, 2012, respectively. Approximately 43% of the Company’s CMO holdings at both June 30, 2013 and December 31, 2012 were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The average credit rating of the $805 million and $893 million of non-guaranteed CMO holdings at June 30, 2013 and December 31, 2012, respectively, was “B1” and “B2,” respectively. The average credit rating of all of the above securities was “A1” at both June 30, 2013 and December 31, 2012.

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

Alternative Documentation Mortgages and Sub-Prime Mortgages

At June 30, 2013 and December 31, 2012, the Company’s fixed maturity investment portfolio included collateralized mortgage obligations backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $325 million and $347 million, respectively (comprising less than 1% of the Company’s total fixed maturity investments at both dates).  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities’ requirements for credit score but do not meet the government-sponsored entities’ guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Ba2” and “Ba1” at June 30, 2013 and December 31, 2012, respectively.

Commercial Mortgage-Backed Securities and Project Loans

At June 30, 2013 and December 31, 2012, the Company held commercial mortgage-backed securities (including FHA project loans) of $485 million and $453 million, respectively.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information about these invested asset classes.

Other Investments

At June 30, 2013 and December 31, 2012, the carrying value of the Company’s other investments was $3.41 billion and $3.43 billion, respectively.  The Company’s other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company’s fixed maturity investments.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.

CATASTROPHE REINSURANCE COVERAGE

The Company’s catastrophe reinsurance coverage is discussed in the “Reinsurance” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Except as discussed below, there have been no material changes to the Company’s catastrophe reinsurance coverage from that reported in the Annual Report.

General Catastrophe Reinsurance Treaty.  The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to help manage its exposure to losses resulting from catastrophes.  The general catastrophe reinsurance treaty covers the accumulation of net property losses arising out of one occurrence.  The treaty covers all of the Company’s exposures in the United States and Canada and their possessions, and waters contiguous thereto, the Caribbean and Mexico.  The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks.

The following table summarizes the Company’s coverage under its General Catastrophe Reinsurance Treaty, effective for the period July 1, 2013 through June 30, 2014, as well as certain other catastrophe-related coverages, other than coverage related to the General Catastrophe Aggregate Excess of Loss Treaty which is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Layer of Loss	Reinsurance Coverage In-Force

$0 - $1.5 billion	Loss 100% retained by the Company, except for certain losses covered by the Earthquake Excess-of-Loss Reinsurance Treaty as described below.

$1.5 billion - $2.25 billion

53.3% ($400 million) of loss covered by treaty; 46.7% ($350 million) of loss retained by the Company. Additionally, certain losses incurred in the Northeastern United States are covered by the reinsurance agreements related to the Catastrophe Bonds as described below.

Greater than $2.25 billion

100% of loss retained by the Company, except for certain losses incurred in the Northeastern United States, which are covered by the reinsurance agreements related to the Catastrophe Bonds and Northeast General Catastrophe Reinsurance Treaty as described below.

Catastrophe Bonds. The Company has catastrophe protection through a reinsurance agreement with Longpoint Re II that expires in December 2013, and two reinsurance agreements with Long Point Re III that expire in June 2015 and May 2016, respectively.  In connection with each reinsurance agreement, Longpoint Re II or Long Point Re III (as applicable) issued notes (generally referred to as “catastrophe bonds”) to investors in an amount equal to the full coverage provided under the respective reinsurance agreement as described below.

The attachment point for index-based losses and the maximum limit under the Company’s reinsurance agreement with Longpoint Re II that expires in December 2013 were reset in April 2013. Accordingly, for the period May 1, 2013 through December 18, 2013, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the index-based losses in the covered area for a single occurrence reach an initial attachment amount of $3.393 billion. The full $250 million coverage amount of the reinsurance agreement is available on a proportional basis until such index-based losses reach a maximum $4.234 billion. Covered losses under the agreement are limited to losses from hurricanes in the following geographic locations: Connecticut, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.

The attachment point, maximum limit and insurance percentage under the Company’s reinsurance agreement with Long Point Re III that expires in June 2015 were reset in April 2013. Accordingly, for the period May 1, 2013 through April 30, 2014, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the losses in the covered area for a single occurrence reach an initial attachment amount of $1.817 billion.  The full $250 million coverage amount is available on a proportional basis until covered losses reach a maximum $2.427 billion.  Covered losses under the agreement are limited to losses from hurricanes in the following geographic locations: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Vermont. The coverage is limited to specified property and related coverages in the Company’s Personal Insurance segment, and within the “Select Accounts” and “Commercial Accounts” market groups within the Company’s Business Insurance segment.

On May 16, 2013, Long Point Re III successfully completed a second offering to unrelated investors of $300 million aggregate principal amount of catastrophe bonds. In connection with the offering, the Company and Long Point Re III entered into a three-year reinsurance agreement providing for coverage up to $300 million for losses from a northeast hurricane. The business covered by the reinsurance agreement is a subset of the Company’s overall insurance portfolio, comprising property insurance and related coverages spread across the following geographic locations: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Vermont. The coverage is limited to specified property coverage written in the Company’s Personal Insurance segment, and within the “Select Accounts” and the “Commercial Accounts” market groups within the Company’s Business Insurance segment. Coverage under the agreement is limited to losses from hurricanes and is initially subject to a $1.25 billion retention, after which the Company is entitled to recover up to $300 million on a proportional basis until covered losses reach a maximum $1.80 billion limit. The attachment point and maximum limit will be reset annually, with the ability of the Company to adjust the expected loss of the coverage layer (the difference between the attachment point and the maximum limit) within a predetermined range. Similar to the first arrangement with Long Point Re III, the proceeds of the offering were deposited in a separate reinsurance trust account. The permitted investments for such proceeds are materially the same type as in the first offering by Long Point Re III.

Long Point Re III is structured similarly to Longpoint Re II but uses an indemnity reinsurance agreement instead of an index-based dual trigger reinsurance agreement. The Company is not the primary beneficiary of either Longpoint Re II or Long Point Re III and accordingly, does not consolidate these entities in the Company’s consolidated financial statements. The reinsurance agreements are accounted for as reinsurance.

See the “Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more details, including a discussion of the structure of and accounting for both Longpoint Re II and Long Point Re III.

Other Catastrophe Reinsurance Treaties.  In addition to its general catastrophe treaty and its multi-year catastrophe bond program, the Company also is party to a northeast general catastrophe reinsurance treaty, a general catastrophe aggregate excess-of-loss reinsurance treaty, an earthquake excess-of-loss reinsurance treaty and several international reinsurance treaties.

•                  Northeast General Catastrophe Reinsurance Treaty.  The northeast general catastrophe treaty provides up to $600 million of coverage, subject to a $2.25 billion retention, for certain losses arising from hurricanes, tornados, hail storms, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2013 through June 30, 2014.  Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico and waters contiguous thereto may be used to satisfy the retention.  Recoveries under the catastrophe bond programs (if any) would be first applied to reduce losses subject to this treaty.

•                  General Catastrophe Aggregate Excess-of-Loss Reinsurance Treaty — See “Reinsurance” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

•                  Earthquake Excess-of-Loss Reinsurance Treaty. The earthquake excess-of-loss treaty provides for up to $200 million of coverage, subject to a $160 million retention, for earthquake losses incurred under policies written by the National Property, Technology and Public Sector business units and the Commercial Accounts market group in the Company’s Business Insurance segment for the period July 1, 2013 through June 30, 2014.

The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Reinsurance Recoverables” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	June 30, 2013	December 31, 2012
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$5,029	$5,256
Allowance for uncollectible reinsurance	(247)	(258)

Net reinsurance recoverables	4,782	4,998
Mandatory pools and associations	1,950	2,549
Structured settlements	3,155	3,165

Total reinsurance recoverables	$9,887	$10,712

The $216 million decline in net reinsurance recoverables since December 31, 2012 primarily reflected the impact of cash collections, including commutation agreements, and the impact of net favorable prior year reserve development in the first six months of 2013.

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

Given the possibility that more active weather patterns such as the Company experienced in a number of recent periods may continue, as well as the possibility that interest rates may remain low for some period of time, along with the current level of profitability in certain of its product lines, the Company has undertaken various efforts, and expects to undertake additional efforts, to improve its underwriting margins. These efforts include seeking improved rates where the Company believes it is appropriate, as well as improved terms and conditions, on many of its insurance products, and also include other initiatives, such as reducing operating expenses and acquisition costs. In particular, in the Agency Automobile line of business, given new business levels, the Company has undertaken various actions, and expects to undertake additional actions, to reduce expenses and costs in order to improve underwriting margins and enable it to have a more competitively-priced product.  The Agency Automobile line of business has been negatively impacted by various factors, including the use of price comparison technology by agents and brokers as discussed below.  The Company’s actions include, among other things, an announced plan to reduce certain claim and other insurance expenses, with the majority of the impact in the Agency Automobile line of business.  That plan is intended to result in annualized savings of $140 million pre-tax in 2015 when fully implemented.  It is also expected to result in a restructuring charge of approximately $16 million, $10 million of which is expected to be incurred in the third quarter of 2013.

These and other actions with respect to Agency Automobile or our other business units may not be successful and/or may result in lower retention and new business levels and therefore lower business volumes. If these actions are not effective, the Company may need to explore other actions or initiatives to improve its competitive position and profitability. Refer to “Part I—Item 1A—Risk Factors—The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability” and “—Disruptions to our relationships with our independent agents and brokers could adversely affect us” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong relative to historical experience.  The Company also expects to continue to achieve, in the aggregate, price increases on renewal business during the remainder of 2013 and into 2014 that generally exceed loss cost trends.  In the Business Insurance segment, the Company expects that renewal premium changes during the remainder of 2013 and into 2014 will be broadly consistent with the levels attained in the first six months of 2013 and will be driven by both positive renewal rate changes and, subject to the economic uncertainties discussed below, growth in insured exposures.  In the

Financial, Professional & International Insurance segment, the Company expects that renewal premium changes during the remainder of 2013 and into 2014 will be broadly consistent with the first six months of 2013.  With respect to surety, the Company expects written premium volume in 2013 and into 2014 to be broadly consistent with the levels attained in 2012.  In the Personal Insurance segment, the Company expects both Agency Automobile and Agency Homeowners and Other renewal premium changes during the remainder of 2013 and into 2014 will decline as compared to the first six months of 2013, but the Company expects such renewal premium changes will remain positive and exceed underlying loss cost trends, assuming weather patterns and other loss trends consistent with the Company’s expectations.  Renewal premium changes for both Agency Automobile and Agency Homeowners and Other in the remainder of 2013 and into 2014 are expected to be driven by both positive renewal rate changes (based on the Company’s actions to file for rate increases) and, subject to the economic uncertainties discussed below, growth in insured exposures.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business.  Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2013 and into 2014 for new business, not only in Business Insurance and Financial, Professional & International Insurance, but especially in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as “comparative raters,”  has facilitated the process of generating multiple quotes, thereby increasing price comparison on new business and, increasingly, on renewal business.

Modest economic growth in the United States experienced in 2011 and 2012, as well as in the first six months of 2013, may or may not continue, or may continue at a slower rate for an extended period of time. In addition, some economic conditions, such as employment rates, may continue to be weak.  Future actions or inactions of the United States government, such as a failure to increase the government debt limit or a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets. Further, general uncertainty regarding the U.S. Federal budget and taxes has added to the uncertainty regarding economic conditions generally.

If weak economic conditions persist or deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates. Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could adversely impact net written premiums during the remainder of 2013 and into 2014 and, since earned premiums lag net written premiums, earned premiums could be adversely impacted later in 2013 and into 2014.

Underwriting Gain/Loss.  The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

Catastrophe and other weather-related losses are inherently unpredictable from period to period.  The Company experienced significant catastrophe and other weather-related losses in a number of recent periods which adversely impacted its results of operations. The Company’s results of operations would continue to be adversely impacted if significant catastrophe and other weather-related losses were to occur during the remainder of 2013 and into 2014.

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

In Business Insurance, the Company expects that the anticipated impact of increases in renewal premium changes, partially offset by consistent modest loss cost trends, and assuming weather patterns consistent with the Company’s expectations, will likely result in underlying underwriting margins during the remainder of 2013 and into 2014 that are higher than in 2012 and the first six months of 2013.  In Financial, Professional & International Insurance, the Company expects that the anticipated impact of lower underlying losses due to recent underwriting actions in the segment and positive renewal premium changes in Bond & Financial Products will likely result in underlying underwriting margins during the remainder of 2013 and into 2014 that are broadly consistent with the first six months of 2013.  In Personal Insurance, the Company anticipates underlying underwriting margins during the remainder of 2013 and into 2014 that are broadly consistent with 2012 and the first six months of 2013.  In Agency Automobile, the Company anticipates an improvement in underlying underwriting margins during the remainder of 2013 and into 2014 compared to 2012 and the first six months of 2013 due to the anticipated impact of continued positive renewal premium changes, partially offset by loss cost trends.  In Agency Homeowners and Other, the Company anticipates a modest decline in underlying underwriting margins during the remainder of 2013 and into 2014 compared to 2012 and the first six months of 2013, reflecting a return to non-catastrophe weather-related loss levels and loss cost trends consistent with the Company’s expectations, partially offset by the anticipated impact of continued positive renewal premium changes.  Also in Personal Insurance, the Company’s direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The average effective duration of fixed maturities and short-term securities was 3.6 (3.8 excluding short-term securities) at June 30, 2013.  By the end of the second quarter of 2013, based upon the outlook for interest rates as compared to the carrying cost of these positions, the Company closed all of its short positions in U.S. Treasury futures, which it uses to manage the duration of its fixed maturity portfolio to reduce the Company’s exposure to a decrease in its book value resulting from an increase in interest rates.  The Company may once again enter into short positions in U.S. Treasury futures in future periods. The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

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

Net investment income is a material contributor to the Company’s results of operations.  Interest rates remain at very low levels by historical standards.  Based on the current interest rate environment, the Company estimates that the impact of lower reinvestment yields on the Company’s fixed maturity portfolio could, in the remainder of 2013 and into 2014, result in approximately $25 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding prior year quarter.  Given recent general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio for the remainder of 2013 will be lower than the second half of 2012.  If general economic conditions and/or investment market conditions deteriorate in the remainder of 2013, the Company could also experience a further reduction in net investment income and/or significant realized investment losses, including impairments.  For further discussion of the Company’s investment portfolio, see “Investment Portfolio” in this report.  For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected” and “Our investment portfolio may suffer reduced returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income.  In addition, the timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  For information regarding the Company’s common share repurchases in 2013, see “Liquidity and Capital Resources” in this report.

The Company had a net after-tax unrealized investment gain of $1.53 billion in its fixed maturity investment portfolio at June 30, 2013.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.  For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected” and “Our investment portfolio may suffer reduced returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

On June 10, 2013, the Company entered into a definitive agreement to acquire all of the issued and outstanding shares of The Dominion of Canada General Insurance Company (The Dominion) from E-L Financial Corporation Limited for an aggregate cash purchase price of C$1.125 billion (approximately US$1.1 billion), subject to adjustment to reflect changes in shareholder’s equity prior to the closing, including a downward adjustment to reflect an anticipated pre-closing dividend. The transaction is expected to close in the fourth quarter of 2013, subject to regulatory approvals and other customary closing conditions.  The Dominion primarily markets personal lines and small commercial insurance business in Canada.  The Company is expected to fund the transaction, subject to market conditions, through a combination of debt and/or preferred stock financing and internal resources.

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

At June 30, 2013, total cash and short-term invested assets aggregating $2.05 billion and having a weighted average maturity of 54 days were held in the United States by the holding company.  These assets are sufficient to meet the holding company’s current liquidity requirements and are in excess of the Company’s minimum target level, comprising the Company’s estimated annual pretax interest expense and common shareholder dividends, and currently totaling approximately $1.1 billion.  These liquidity requirements primarily include shareholder dividends, debt service and, from time to time, contributions to its qualified domestic pension plan.

The holding company is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of June 30, 2013, as such earnings are intended to be permanently reinvested in those operations. Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at June 30, 2013.

On June 7, 2013, the Company entered into a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its three-year $1.0 billion credit agreement that was due to expire on June 10, 2013.  For additional information regarding terms and covenants in this credit agreement, see note 7 of notes to the unaudited consolidated financial statements in this report.  This credit agreement also supports the Company’s $800 million commercial paper program, of which $100 million was outstanding at June 30, 2013.  The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

On June 19, 2013, the Company filed a shelf registration statement with the Securities and Exchange Commission.  For additional information regarding this shelf registration statement, see note 8 of notes to the unaudited consolidated financial statements in this report.

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

Operating Activities

Net cash flows provided by operating activities in the first six months of 2013 and 2012 were $1.25 billion and $1.27 billion, respectively.

Investing Activities

Net cash flows provided by investing activities were $92 million in the first six months of 2013, compared with net cash flows used in investing activities of $81 million in the same period of 2012.  The Company’s consolidated total investments at June 30, 2013 decreased by $2.57 billion or 3% from year-end 2012, primarily reflecting the impact of a decline in net unrealized appreciation of investments due to an increase in interest rates.

Financing Activities

Net cash flows used in financing activities in the first six months of 2013 and 2012 were $1.36 billion and $1.17 billion, respectively.  The totals in both periods primarily reflected common share repurchases, dividends to shareholders and debt repayments, partially offset by the proceeds from employee stock option exercises.

Dividends.  Dividends paid to shareholders were $366 million and $341 million in the first six months of 2013 and 2012, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On July 23, 2013, the Company announced that it declared a regular quarterly dividend of $0.50 per share, payable September 30, 2013, to shareholders of record on September 10, 2013.

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and six months ended June 30, 2013, the Company repurchased 3.6 million and 7.3 million shares, respectively, under its share repurchase authorization, for a total cost of $300 million and $600 million, respectively.  The average cost per share repurchased was $82.99 and $81.99, respectively.  At June 30, 2013, the Company had $1.56 billion of capacity remaining under the share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at June 30, 2013 and December 31, 2012.

(in millions)	June 30, 2013	December 31, 2012
Debt:
Short-term	$100	$600
Long-term	5,761	5,761
Net unamortized fair value adjustments and debt issuance costs	(9)	(11)
Total debt	5,852	6,350

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,170	23,169
Accumulated other comprehensive income	720	2,236
Total shareholders’ equity	24,890	25,405
Total capitalization	$30,742	$31,755

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	June 30, 2013	December 31, 2012

Total capitalization excluding net unrealized gain on investments	$29,050	$28,652
Net unrealized gain on investments, net of taxes	1,692	3,103
Total capitalization	$30,742	$31,755

Debt-to-total capital ratio	19.0%	20.0%
Debt-to-total capital ratio excluding net unrealized gain on investments	20.1%	22.2%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) was 20.1% at June 30, 2013, within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  The following rating agency actions were taken with respect to the Company since April 23, 2013, the date on which the Company’s Form 10-Q for the quarter ended March 31, 2013 was filed with the Securities and Exchange Commission.  For additional discussion of ratings, see the “Ratings” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

•                  On May 22, 2013, S&P affirmed all ratings of the Company.  The outlook for all ratings is stable.

•                  On May 30, 2013, A.M. Best affirmed all ratings of the Company.  The outlook for all ratings of the Company was revised to positive from stable (except the outlooks for The Premier Insurance Company of Massachusetts, First Trenton Indemnity Company and First Floridian Auto and Home Insurance Company, all of which remained stable).

•                  On June 10, 2013, Fitch affirmed all ratings of the Company.  The outlook for all ratings is stable.

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

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.97 billion at June 30, 2013) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2013			December 31, 2012
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,512	$8,842	$14,354	$5,525	$9,109	$14,634
Commercial property	799	713	1,512	992	638	1,630
Commercial multi-peril	1,999	1,736	3,735	2,018	1,723	3,741
Commercial automobile	2,331	1,216	3,547	2,343	1,241	3,584
Workers’ compensation	9,784	7,763	17,547	9,684	7,589	17,273
Fidelity and surety	425	935	1,360	479	934	1,413
Personal automobile	1,923	681	2,604	1,980	722	2,702
Homeowners and personal—other	690	735	1,425	1,335	809	2,144
International and other	2,026	1,478	3,504	2,216	1,551	3,767

Property-casualty	25,489	24,099	49,588	26,572	24,316	50,888
Accident and health	32	—	32	34	—	34

Claims and claim adjustment expense reserves	$25,521	$24,099	$49,620	$26,606	$24,316	$50,922

The $1.30 billion decrease in gross claims and claim adjustment expense reserves since December 31, 2012 primarily reflected payments related to significant catastrophe losses incurred in 2012, the impact of net favorable prior year reserve development and payments related to operations in runoff, including asbestos and environmental claims.

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

•                  strategic initiatives, including initiatives to improve profitability and competitiveness; and

•                  the potential closing date and impact of its merger and acquisition transactions, including the acquisition of The Dominion of Canada General Insurance Company (The Dominion), and the financing plans related to such transactions.

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

•                  acquisitions and integration of acquired businesses, including the Company’s planned acquisition of The Dominion, may result in operating difficulties and other unintended consequences;

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

•                  the Company’s repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors;

•                  the Company may not achieve the anticipated benefits of its transactions or its strategic initiatives, including in Personal Insurance, or complete a transaction that is subject to closing conditions; and

•                  conditions in the capital markets may not be suitable for the Company to incur additional indebtedness and/or to issue preferred stock to finance its merger and acquisition transactions, including the acquisition of The Dominion.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 12 of notes to the Company’s unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and “— Critical Accounting Estimates” herein and in the 2012 Form 10-K.  Other than described below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K.

Changes to existing accounting standards may adversely impact our reported results.  As a U.S.-based SEC reporting company, we are currently required to prepare our financial statements in accordance with U.S. Generally Accepted Accounting Principles (US GAAP), as promulgated by the Financial Accounting Standards Board (FASB).  During the last several years, the Securities and Exchange Commission (SEC) has been evaluating whether, when and how International Financial Reporting Standards (IFRS) should be incorporated into the U.S. financial reporting system, including for companies such as us.  The FASB and the International Accounting Standards Board (IASB) have also embarked on a long-term project to converge US GAAP and IFRS.  In June 2012, the FASB issued a statement that indicated that based on the nature and totality of differences between the FASB’s and IASB’s views, it is not likely that the two boards will achieve convergence on their joint project on the accounting for insurance contracts. The FASB further noted that the FASB and IASB have very different perspectives on the project.  In June 2013, each board issued for comment an exposure draft on the accounting for insurance contracts that has significant differences from the other board’s draft as well as from current US GAAP.  Both exposure drafts propose changes that, if ultimately adopted, could significantly impact the accounting by insurers, including the Company, for premiums and unearned premium reserves, the liability for claims and claims adjustment expenses, reinsurance, and deferred acquisition costs.  Upon completion of the comment period, both boards will review the comments received and will re-deliberate the guidance before issuing a final standard.  As a result of this, it is currently unclear what changes, if any, may be made to the accounting for insurance contracts under US GAAP as a result of this project, and we are not able to predict whether we will choose to, or be required to, adopt IFRS or how the adoption of IFRS (or the convergence of US GAAP and IFRS, including the project on the accounting for insurance contracts) may impact our financial statements in the future.  Changes in accounting standards, particularly those that specifically apply to insurance company operations, may impact the content and presentation of our reported financial results and could cause increased volatility in reported earnings and other adverse consequences to our reported financial results, and decrease comparability of our reported results with other insurers.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2013	April 30, 2013	4,720	$84.68	—	$1,859,184,125
May 1, 2013	May 31, 2013	716,315	$84.00	713,152	$1,799,283,403
June 1, 2013	June 30, 2013	2,901,900	$82.74	2,901,760	$1,559,178,027

Total		3,622,935	$83.00	3,614,912	$1,559,178,027

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

The Company acquired 8,023 shares during the three months ended June 30, 2013 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

Item 5.         OTHER INFORMATION

Executive Ownership and Sales.  All of the Company’s executive officers hold equity in the Company in excess of the required level under the Company’s executive stock ownership policy.  For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis—Stock Ownership Guidelines” in the Company’s proxy statement filed with the Securities and Exchange Commission on April 9, 2013.  From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell shares of common stock of the Company in the open market, in private transactions or to the Company.  To effect such sales, some of the Company’s executives have entered into, and may in the future enter into, trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934.  The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines.  The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan. As of the date of this report, none of the Company’s “named executive officers” (i.e., an executive officer named in the compensation disclosures in the Company’s proxy statement) has a Rule 10b5-1 trading plan that remains in effect.

Item 6.         EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 23, 2013	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman
Senior Vice President
(Authorized Signatory)

Date: July 23, 2013	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the Company), as amended and restated May 23, 2013, were filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on May 24, 2013, and are incorporated herein by reference.

3.2

Amended and Restated Bylaws of the Company, effective as of February 18, 2009, were filed as Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008, and are incorporated herein by reference.

10.1	†	Revolving Credit Agreement, dated June 7, 2013.

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges.

31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2013 and 2012; (ii) Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2013 and 2012; (iii) Consolidated Balance Sheet at June 30, 2013 and December 31, 2012; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

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