Form 10-Q
period 2013-09-30
TRAVELERS COMPANIES, INC.
filed 2013-10-22
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 18, 2013 was 364,067,675.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2013

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues
Premiums	$5,666	$5,666	$16,786	$16,718
Net investment income	657	722	2,014	2,200
Fee income	107	92	286	233
Net realized investment gains (losses) (1)	(22)	(2)	155	12
Other revenues	44	34	213	100
Total revenues	6,452	6,512	19,454	19,263

Claims and expenses
Claims and claim adjustment expenses	3,297	3,359	9,980	10,509
Amortization of deferred acquisition costs	953	986	2,851	2,933
General and administrative expenses	934	904	2,780	2,681
Interest expense	91	93	269	285
Total claims and expenses	5,275	5,342	15,880	16,408

Income before income taxes	1,177	1,170	3,574	2,855
Income tax expense	313	306	889	686
Net income	$864	$864	$2,685	$2,169

Net income per share
Basic	$2.33	$2.23	$7.12	$5.55
Diluted	$2.30	$2.21	$7.05	$5.50

Weighted average number of common shares outstanding
Basic	368.9	384.0	374.1	388.0
Diluted	372.9	387.9	378.1	391.5

(1)         Total other-than-temporary impairment (OTTI) gains (losses) were $0 million and $17 million for the three months ended September 30, 2013 and 2012, respectively, and $(1) million and $28 million for the nine months ended September 30, 2013 and 2012, respectively.  Of total OTTI, credit losses of $(3) million for each of the three months ended September 30, 2013 and 2012, and $(10) million and $(11) million for the nine months ended September 30, 2013 and 2012, respectively, were recognized in net realized investment gains (losses).  In addition, unrealized gains from other changes in total OTTI of $3 million and $20 million for the three months ended September 30, 2013 and 2012, respectively, and $9 million and $39 million for the nine months ended September 30, 2013 and 2012, respectively, were recognized in other comprehensive income (loss) as part of change in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$864	$864	$2,685	$2,169

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(204)	470	(2,370)	609
Having credit losses recognized in the consolidated statement of income	(2)	41	2	71
Net changes in benefit plan assets and obligations	24	22	78	64
Net changes in unrealized foreign currency translation	112	65	(57)	43
Other comprehensive income (loss) before income taxes	(70)	598	(2,347)	787
Income tax expense (benefit)	(55)	192	(816)	256
Other comprehensive income (loss), net of taxes	(15)	406	(1,531)	531
Comprehensive income	$849	$1,270	$1,154	$2,700

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,960 and $60,829)	$62,102	$65,393
Equity securities, available for sale, at fair value (cost $470 and $462)	708	645
Real estate investments	917	883
Short-term securities	5,379	3,483
Other investments	3,425	3,434
Total investments	72,531	73,838

Cash	295	330
Investment income accrued	673	752
Premiums receivable	6,113	5,872
Reinsurance recoverables	9,544	10,712
Ceded unearned premiums	1,015	856
Deferred acquisition costs	1,802	1,792
Deferred taxes	321	—
Contractholder receivables	4,450	4,806
Goodwill	3,365	3,365
Other intangible assets	347	381
Other assets	2,229	2,234
Total assets	$102,685	$104,938

Liabilities
Claims and claim adjustment expense reserves	$49,153	$50,922
Unearned premium reserves	11,716	11,241
Contractholder payables	4,450	4,806
Payables for reinsurance premiums	438	346
Deferred taxes	—	338
Debt	6,346	6,350
Other liabilities	5,771	5,530
Total liabilities	77,874	79,533

Shareholders’ equity
Common stock (1,750.0 shares authorized; 364.1 and 377.4 shares issued and outstanding)	21,425	21,161
Retained earnings	23,485	21,352
Accumulated other comprehensive income	705	2,236
Treasury stock, at cost (390.1 and 372.3 shares)	(20,804)	(19,344)
Total shareholders’ equity	24,811	25,405
Total liabilities and shareholders’ equity	$102,685	$104,938

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the nine months ended September 30,	2013	2012
Common stock
Balance, beginning of year	$21,161	$20,732
Employee share-based compensation	122	219
Compensation amortization under share-based plans and other changes	142	134
Balance, end of period	21,425	21,085
Retained earnings
Balance, beginning of year	21,352	19,579
Net income	2,685	2,169
Dividends	(552)	(522)
Balance, end of period	23,485	21,226
Accumulated other comprehensive income, net of tax
Balance, beginning of year	2,236	2,005
Other comprehensive income (loss)	(1,531)	531
Balance, end of period	705	2,536
Treasury stock (at cost)
Balance, beginning of year	(19,344)	(17,839)
Treasury stock acquired — share repurchase authorization	(1,400)	(1,050)
Net shares acquired related to employee share-based compensation plans	(60)	(53)
Balance, end of period	(20,804)	(18,942)
Total shareholders’ equity	$24,811	$25,905
Common shares outstanding
Balance, beginning of year	377.4	392.8
Treasury stock acquired — share repurchase authorization	(17.0)	(17.0)
Net shares issued under employee share-based compensation plans	3.7	6.2
Balance, end of period	364.1	382.0

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the nine months ended September 30,	2013	2012
Cash flows from operating activities
Net income	$2,685	$2,169
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(155)	(12)
Depreciation and amortization	642	618
Deferred federal income tax expense	132	221
Amortization of deferred acquisition costs	2,851	2,933
Equity in income from other investments	(247)	(271)
Premiums receivable	(242)	(307)
Reinsurance recoverables	1,102	926
Deferred acquisition costs	(2,862)	(3,005)
Claims and claim adjustment expense reserves	(1,684)	(1,196)
Unearned premium reserves	483	506
Other	184	184
Net cash provided by operating activities	2,889	2,766

Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,917	5,855
Proceeds from sales of investments:
Fixed maturities	1,160	724
Equity securities	57	31
Real estate investments	—	3
Other investments	545	516
Purchases of investments:
Fixed maturities	(6,492)	(7,677)
Equity securities	(50)	(39)
Real estate investments	(65)	(62)
Other investments	(312)	(292)
Net purchases of short-term securities	(1,893)	(41)
Securities transactions in course of settlement	280	53
Other	(254)	(229)
Net cash used in investing activities	(1,107)	(1,158)

Cash flows from financing activities
Payment of debt	(500)	(258)
Issuance of debt	494	—
Dividends paid to shareholders	(549)	(519)
Issuance of common stock — employee share options	158	247
Treasury stock acquired — share repurchase authorization	(1,400)	(1,056)
Treasury stock acquired — net employee share-based compensation	(60)	(52)
Excess tax benefits from share-based payment arrangements	43	32
Net cash used in financing activities	(1,814)	(1,606)
Effect of exchange rate changes on cash	(3)	4
Net increase (decrease) in cash	(35)	6
Cash at beginning of year	330	214
Cash at end of period	$295	$220

Supplemental disclosure of cash flow information
Income taxes paid	$724	$310
Interest paid	$206	$226

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

On June 10, 2013, the Company entered into a definitive agreement to acquire all of the issued and outstanding shares of The Dominion of Canada General Insurance Company (The Dominion) from E-L Financial Corporation Limited (E-L Financial) for an aggregate purchase price of C$1.125 billion (approximately US$1.092 billion at September 30, 2013), subject to adjustment to reflect changes in shareholder’s equity prior to the closing, including a downward adjustment to reflect an anticipated pre-closing dividend.  The purchase price is expected to be funded through a combination of internal funds and proceeds from the Company’s issuance of senior debt.  While the Company has not received final regulatory approvals for its acquisition of The Dominion, the Company expects to receive the remaining approvals and, subject to the satisfaction of customary closing conditions, to close the transaction in the fourth quarter of 2013.  The Dominion primarily markets personal lines and small commercial insurance business in Canada.  The results of operations of the acquired business will be reported in the Company’s Financial, Professional & International Insurance segment from the date of closing.

Personal Insurance

The Personal Insurance segment writes a broad range of property and casualty insurance covering individuals’ personal risks. The primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), (Continued)

2.                       SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2013
Premiums	$3,046	$785	$1,835	$5,666
Net investment income	479	88	90	657
Fee income	106	1	—	107
Other revenues	8	5	34	47
Total operating revenues (1)	$3,639	$879	$1,959	$6,477
Operating income (1)	$526	$160	$262	$948

2012
Premiums	$2,982	$772	$1,912	$5,666
Net investment income	524	97	101	722
Fee income	92	—	—	92
Other revenues	9	8	17	34
Total operating revenues (1)	$3,607	$877	$2,030	$6,514
Operating income (1)	$543	$180	$206	$929

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

(for the nine months ended September 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2013
Premiums	$9,006	$2,271	$5,509	$16,786
Net investment income	1,468	271	275	2,014
Fee income	285	1	—	286
Other revenues	135	15	67	217
Total operating revenues (1)	$10,894	$2,558	$5,851	$19,303
Operating income (1)	$1,695	$477	$601	$2,773

2012
Premiums	$8,718	$2,275	$5,725	$16,718
Net investment income	1,592	300	308	2,200
Fee income	232	1	—	233
Other revenues	31	21	52	104
Total operating revenues (1)	$10,573	$2,597	$6,085	$19,255
Operating income (1)	$1,517	$511	$331	$2,359

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Revenue reconciliation
Earned premiums
Business Insurance:
Workers’ compensation	$896	$841	$2,640	$2,378
Commercial automobile	476	488	1,425	1,462
Commercial property	432	414	1,259	1,207
General liability	452	444	1,333	1,313
Commercial multi-peril	779	785	2,320	2,333
Other	11	10	29	25
Total Business Insurance	3,046	2,982	9,006	8,718

Financial, Professional & International Insurance:
Fidelity and surety	235	240	683	699
General liability	227	216	661	633
International	279	274	795	818
Other	44	42	132	125
Total Financial, Professional & International Insurance	785	772	2,271	2,275

Personal Insurance:
Automobile	855	916	2,591	2,762
Homeowners and other	980	996	2,918	2,963
Total Personal Insurance	1,835	1,912	5,509	5,725
Total earned premiums	5,666	5,666	16,786	16,718
Net investment income	657	722	2,014	2,200
Fee income	107	92	286	233
Other revenues	47	34	217	104
Total operating revenues for reportable segments	6,477	6,514	19,303	19,255
Other revenues	(3)	—	(4)	(4)
Net realized investment gains (losses)	(22)	(2)	155	12
Total consolidated revenues	$6,452	$6,512	$19,454	$19,263

Income reconciliation, net of tax
Total operating income for reportable segments	$948	$929	$2,773	$2,359
Interest Expense and Other (1)	(65)	(62)	(187)	(196)
Total operating income	883	867	2,586	2,163
Net realized investment gains (losses)	(19)	(3)	99	6
Total consolidated net income	$864	$864	$2,685	$2,169

(1)                   The primary component of Interest Expense and Other is after-tax interest expense of $59 million and $60 million in the three months ended September 30, 2013 and 2012, respectively, and $175 million and $185 million in the nine months ended September 30, 2013 and 2012, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	September 30, 2013	December 31, 2012
Asset reconciliation:
Business Insurance	$74,931	$76,972
Financial, Professional & International Insurance	14,084	13,452
Personal Insurance	13,173	14,195
Total assets for reportable segments	102,188	104,619
Other assets (1)	497	319
Total consolidated assets	$102,685	$104,938

(1)                   The primary components of other assets at September 30, 2013 were deferred taxes and other intangible assets.  The primary component of other assets at December 31, 2012 was other intangible assets.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at September 30, 2013, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,069	$48	$8	$2,109
Obligations of states, municipalities and political subdivisions:
Pre-refunded	9,141	489	1	9,629
All other	25,817	1,137	333	26,621
Total obligations of states, municipalities and political subdivisions	34,958	1,626	334	36,250
Debt securities issued by foreign governments	1,937	40	3	1,974
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,337	191	12	2,516
All other corporate bonds	18,633	833	245	19,221
Redeemable preferred stock	26	6	—	32
Total	$59,960	$2,744	$602	$62,102

	Amortized	Gross Unrealized		Fair
(at December 31, 2012, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,148	$75	$1	$2,222
Obligations of states, municipalities and political subdivisions:
Pre-refunded	8,458	567	—	9,025
All other	27,405	2,262	11	29,656
Total obligations of states, municipalities and political subdivisions	35,863	2,829	11	38,681
Debt securities issued by foreign governments	2,185	72	—	2,257
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,744	255	2	2,997
All other corporate bonds	17,863	1,360	20	19,203
Redeemable preferred stock	26	7	—	33
Total	$60,829	$4,598	$34	$65,393

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Pre-refunded bonds of $9.63 billion and $9.03 billion at September 30, 2013 and December 31, 2012, respectively, are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at September 30, 2013, in millions)	Cost	Gains	Losses	Value
Common stock	$380	$205	$1	$584
Non-redeemable preferred stock	90	35	1	124
Total	$470	$240	$2	$708

		Gross Unrealized		Fair
(at December 31, 2012, in millions)	Cost	Gains	Losses	Value
Common stock	$366	$148	$4	$510
Non-redeemable preferred stock	96	39	—	135
Total	$462	$187	$4	$645

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at September 30, 2013 and December 31, 2012, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4.

	Less than 12 months		12 months or longer		Total
(at September 30, 2013, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$238	$8	$—	$—	$238	$8
Obligations of states, municipalities and political subdivisions	4,852	333	11	1	4,863	334
Debt securities issued by foreign governments	420	3	—	—	420	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	436	10	22	2	458	12
All other corporate bonds	5,481	231	107	14	5,588	245
Total fixed maturities	11,427	585	140	17	11,567	602

Equity securities
Common stock	37	1	—	—	37	1
Non-redeemable preferred stock	28	1	—	—	28	1
Total equity securities	65	2	—	—	65	2
Total	$11,492	$587	$140	$17	$11,632	$604

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2012, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$589	$1	$—	$—	$589	$1
Obligations of states, municipalities and political subdivisions	611	9	45	2	656	11
Debt securities issued by foreign governments	186	—	2	—	188	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	70	—	36	2	106	2
All other corporate bonds	1,097	13	89	7	1,186	20
Total fixed maturities	2,553	23	172	11	2,725	34
Equity securities
Common stock	40	4	—	—	40	4
Non-redeemable preferred stock	13	—	—	—	13	—
Total equity securities	53	4	—	—	53	4
Total	$2,606	$27	$172	$11	$2,778	$38

The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at September 30, 2013, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	5	2	—	4	11
Total fixed maturities	5	2	—	4	11
Equity securities	1	—	—	—	1
Total	$6	$2	$—	$4	$12

These unrealized losses at September 30, 2013 represented less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders’ equity on an after-tax basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—	—
Debt securities issued by foreign governments	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	2	3
All other corporate bonds	—	1	—	4
Redeemable preferred stock	—	—	—	—
Total fixed maturities	—	1	2	7
Equity securities
Common stock	2	1	3	1
Non-redeemable preferred stock	—	1	—	1
Total equity securities	2	2	3	2
Other investments	1	—	5	2
Total	$3	$3	$10	$11

The following tables present the changes during the reporting period in the credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in other comprehensive income:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	2013
(for the three months ended September 30, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$67	$—	$—	$—	$2	$69
All other corporate bonds	104	—	—	—	1	105
Total fixed maturities	$171	$—	$—	$—	$3	$174

(for the nine months ended September 30, in millions)
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$63	$—	$2	$—	$4	$69
All other corporate bonds	102	—	—	—	3	105
Total fixed maturities	$165	$—	$2	$—	$7	$174

	2012
(for the three months ended September 30, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$61	$—	$—	$(1)	$1	$61
All other corporate bonds	99	—	1	—	1	101
Total fixed maturities	$160	$—	$1	$(1)	$2	$162

(for the nine months ended September 30, in millions)
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$58	$—	$3	$(1)	$1	$61
All other corporate bonds	94	—	4	—	3	101
Total fixed maturities	$152	$—	$7	$(1)	$4	$162

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At September 30, 2013 and December 31, 2012, the Company had $0 and $800 million notional value of open U.S. Treasury futures contracts, respectively.  Net realized investment gains (losses) in the three months ended September 30, 2013 and 2012 included net gains of $0 and net losses of $8 million, respectively, related to U.S. Treasury futures contracts.  Net realized investment gains (losses) in the nine months ended September 30, 2013 and 2012 included net gains of $115 million and net losses of $15 million, respectively, related to U.S. Treasury futures contracts.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

Fixed Maturities

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both September 30, 2013 and December 31, 2012.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

While the vast majority of the Company’s municipal bonds and corporate bonds are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $103 million at September 30, 2013 and $102 million at December 31, 2012. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $150 million and $128 million at September 30, 2013 and December 31, 2012, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

Other Investments

The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include securities in the Company’s trading portfolio, mutual funds and other small holdings.  The $18 million and $46 million fair value of these investments at September 30, 2013 and December 31, 2012, respectively, was disclosed in Level 1.  At September 30, 2013 and December 31, 2012, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $32 million and $54 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at September 30, 2013 and December 31, 2012 in the amount disclosed in Level 3.

Derivatives

At September 30, 2013 and December 31, 2012, the Company held $20 million and $21 million, respectively, of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2 — fixed maturities.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities reported at fair value are measured on a recurring basis at September 30, 2013 and December 31, 2012.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

(at September 30, 2013, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,109	$2,092	$17	$—
Obligations of states, municipalities and political subdivisions	36,250	2	36,224	24
Debt securities issued by foreign governments	1,974	—	1,974	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,516	—	2,484	32
All other corporate bonds	19,221	—	19,024	197
Redeemable preferred stock	32	—	32	—
Total fixed maturities	62,102	2,094	59,755	253

Equity securities
Common stock	584	584	—	—
Non-redeemable preferred stock	124	24	100	—
Total equity securities	708	608	100	—

Other investments	50	18	—	32
Total	$62,860	$2,720	$59,855	$285

During the nine months ended September 30, 2013, the Company had transfers of $32 million of redeemable preferred stock and $59 million of non-redeemable preferred stock from Level 1 to Level 2.  The Company also had transfers of $3 million of non-redeemable preferred stock from Level 2 to Level 1.

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

The following tables present the changes in the Level 3 fair value category during the three months and nine months ended September 30, 2013 and the twelve months ended December 31, 2012.

Three Months Ended September 30, 2013 (in millions)	Fixed Maturities	Other Investments	Total

Balance at June 30, 2013	$225	$33	$258
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	1	(1)	—
Reported in increases (decreases) in other comprehensive income	2	—	2
Purchases, sales and settlements/maturities:
Purchases	42	—	42
Sales	(1)	—	(1)
Settlements/maturities	(11)	—	(11)
Gross transfers into Level 3	2	—	2
Gross transfers out of Level 3	(7)	—	(7)
Balance at September 30, 2013	$253	$32	$285

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                 Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                 FAIR VALUE MEASUREMENTS, Continued

Nine Months Ended September 30, 2013 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2012	$230	$54	$284
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	3	12	15
Reported in increases (decreases) in other comprehensive income	—	(1)	(1)
Purchases, sales and settlements/maturities:
Purchases	119	—	119
Sales	(25)	(33)	(58)
Settlements/maturities	(58)	—	(58)
Gross transfers into Level 3	15	—	15
Gross transfers out of Level 3	(31)	—	(31)
Balance at September 30, 2013	$253	$32	$285

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)         Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

Twelve Months Ended December 31, 2012 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2011	$250	$44	$294
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	4	5	9
Reported in increases (decreases) in other comprehensive income	5	2	7
Purchases, sales and settlements/maturities:
Purchases	79	3	82
Sales	—	—	—
Settlements/maturities	(94)	—	(94)
Gross transfers into Level 3	10	—	10
Gross transfers out of Level 3	(24)	—	(24)
Balance at December 31, 2012	$230	$54	$284

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                               Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                 FAIR VALUE MEASUREMENTS, Continued

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below. The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value at September 30, 2013 and December 31, 2012, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.

(at September 30, 2013, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$5,379	$5,379	$1,995	$3,323	$61

Financial liabilities:
Debt	$6,246	$7,239	$—	$7,239	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2012, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,483	$3,483	$1,448	$1,957	$78

Financial liabilities:
Debt	$6,250	$7,715	$—	$7,715	$—
Commercial paper	$100	$100	$—	$100	$—

The Company utilized a pricing service to estimate fair value for approximately 98% and 95% of short-term securities at September 30, 2013 and December 31, 2012, respectively. A description of the process and inputs used by the pricing service to estimate fair value is discussed in the “Fixed Maturities” section above. Estimates of fair value for U.S. Treasury securities and money market funds are based on market quotations received from the pricing service and are disclosed in Level 1 of the hierarchy.  The fair value of other short-term fixed maturity securities is estimated by the pricing service using observable market inputs and is disclosed in Level 2 of the hierarchy.  For short-term securities where an estimate is not obtained from the pricing service, the carrying value approximates fair value and is included in Level 3 of the hierarchy.

The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at both September 30, 2013 and December 31, 2012. The pricing service utilizes market quotations for debt that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the fair value estimates are based on market observable inputs and disclosed in Level 2 of the hierarchy.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2013 or twelve months ended December 31, 2012.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at September 30, 2013 and December 31, 2012:

(in millions)	September 30, 2013	December 31, 2012
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance	557	557
Personal Insurance	613	613
Other	27	27
Total	$3,365	$3,365

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at September 30, 2013 and December 31, 2012:

(at September 30, 2013, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$455	$406	$49
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	109	82
Total intangible assets subject to amortization	646	515	131
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$862	$515	$347

(at December 31, 2012, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$455	$383	$72
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables (1)	191	98	93
Total intangible assets subject to amortization	646	481	165
Intangible assets not subject to amortization	216	—	216
Total other intangible assets	$862	$481	$381

(1)                    The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Customer-related	$8	$8	$23	$26
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables	3	4	11	14
Total amortization expense	$11	$12	$34	$40

Intangible asset amortization expense is estimated to be $11 million for the remainder of 2013, $43 million in 2014, $23 million in 2015, $9 million in 2016, and $8 million in 2017.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the nine months ended September 30, 2013.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, December 31, 2012	$2,908	$195	$(857)	$(10)	$2,236

Other comprehensive income (loss) (OCI) before reclassifications	(1,510)	1	(1)	(45)	(1,555)
Amounts reclassified from AOCI	(36)	1	51	8	24
Net OCI, current period	(1,546)	2	50	(37)	(1,531)
Balance, September 30, 2013	$1,362	$197	$(807)	$(47)	$705

The following table presents the pretax and related income tax expense (benefit) components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income for the three months and nine months ended September 30, 2013.

(in millions)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(4)	$(55)
Income tax expense (2)	(1)	(19)
Net of taxes	(3)	(36)

Having credit losses recognized in the consolidated statement of income (1)	—	2
Income tax benefit (2)	—	1
Net of taxes	—	1

Reclassification adjustment related to benefit plan assets and obligations (3)	26	78
Income tax benefit (2)	9	27
Net of taxes	17	51

Reclassification adjustment related to foreign currency translation (1)	11	8
Income tax benefit (2)	—	—
Net of taxes	11	8

Total reclassifications	33	33
Total income tax benefit	8	9

Total reclassifications, net of taxes	$25	$24

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following tables present the pretax components of other comprehensive income (loss) and related income tax expense (benefit) for the three months and nine months ended September 30, 2013 and 2012.

(for the three months ended September 30, in millions)	2013	2012

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(204)	$470
Income tax expense (benefit)	(72)	162
Net of taxes	(132)	308

Having credit losses recognized in the consolidated statement of income	(2)	41
Income tax expense (benefit)	(1)	15
Net of taxes	(1)	26

Net changes in benefit plan assets and obligations	24	22
Income tax expense	9	7
Net of taxes	15	15

Net changes in unrealized foreign currency translation	112	65
Income tax expense	9	8
Net of taxes	103	57

Total other comprehensive income (loss)	(70)	598
Total income tax expense (benefit)	(55)	192

Total other comprehensive income (loss), net of taxes	$(15)	$406

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

(for the nine months ended September 30, in millions)	2013	2012

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(2,370)	$609
Income tax expense (benefit)	(824)	212
Net of taxes	(1,546)	397

Having credit losses recognized in the consolidated statement of income	2	71
Income tax expense	—	25
Net of taxes	2	46

Net changes in benefit plan assets and obligations	78	64
Income tax expense	28	22
Net of taxes	50	42

Net changes in unrealized foreign currency translation	(57)	43
Income tax benefit	(20)	(3)
Net of taxes	(37)	46

Total other comprehensive income (loss)	(2,347)	787
Total income tax expense (benefit)	(816)	256

Total other comprehensive income (loss), net of taxes	$(1,531)	$531

7.                                        DEBT

Debt Issuance. On July 25, 2013, the Company issued $500 million aggregate principal amount of 4.60% senior notes that will mature on August 1, 2043. The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $494 million. Interest on the senior notes is payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2014. The senior notes are redeemable in whole at any time or in part from time to time, at the Company’s option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present value of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current treasury rate (as defined) plus 15 basis points.

Debt Payment. On March 15, 2013, the Company’s $500 million, 5.00% senior notes matured and were fully paid.

Credit Agreement. On June 7, 2013, the Company entered into a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its three-year $1.0 billion credit agreement that was due to expire on June 10, 2013. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders’ equity determined in accordance with GAAP plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital) less goodwill and other intangible assets. That threshold is adjusted downward by an amount equal to 70% of the aggregate amount of common stock repurchased by the Company after March 31, 2013, up to a maximum deduction of $1.75 billion.  The threshold was $14.71 billion at September 30, 2013 and could decline to a minimum of $13.73 billion during the term of the credit agreement, subject to the Company repurchasing an additional $1.40 billion of its common stock. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

7.                                        DEBT, Continued

including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company’s voting stock and certain changes in the composition of the Company’s board of directors.  At September 30, 2013, the Company was in compliance with these covenants.  Generally, the cost of borrowing under this agreement will range from LIBOR plus 87.5 basis points to LIBOR plus 150 basis points, depending on the Company’s credit ratings.  At September 30, 2013, that cost would have been LIBOR plus 112.5 basis points, had there been any amounts outstanding under the credit agreement.  This credit agreement also supports the Company’s commercial paper program.

8.                          SHAREHOLDERS’ EQUITY

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and nine months ended September 30, 2013, the Company repurchased 9.7 million and 17.0 million shares, respectively, under its share repurchase authorization, for a total cost of $800 million and $1.40 billion, respectively.  The average cost per share repurchased was $82.21 and $82.12, respectively.  At September 30, 2013, the Company had $759 million of capacity remaining under the share repurchase authorization.  On October 22, 2013, the board of directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $759 million of capacity remaining at September 30, 2013.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2013	2012	2013	2012

Basic and Diluted
Net income, as reported	$864	$864	$2,685	$2,169
Participating share-based awards — allocated income	(6)	(6)	(20)	(17)

Net income available to common shareholders — basic and diluted	$858	$858	$2,665	$2,152

Common Shares
Basic
Weighted average shares outstanding	368.9	384.0	374.1	388.0

Diluted
Weighted average shares outstanding	368.9	384.0	374.1	388.0
Weighted average effects of dilutive securities — stock options and performance shares	4.0	3.9	4.0	3.5

Total	372.9	387.9	378.1	391.5

Net Income per Common Share
Basic	$2.33	$2.23	$7.12	$5.55

Diluted	$2.30	$2.21	$7.05	$5.50

10.                               SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at September 30, 2013:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	8,470,852	$52.85	5.7 years	$270

Exercisable at end of period	5,594,322	$47.06	4.4 years	$211

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $29 million and $26 million for the three months ended September 30, 2013 and 2012, respectively, and $99 million and $92 million for the nine months ended September 30, 2013 and 2012, respectively.  The related tax benefits recognized in the consolidated statement of income were $10 million and $9 million for the three months ended September 30, 2013 and 2012, respectively, and $34 million and $32 million for the nine months ended September 30, 2013 and 2012, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2013 was $142 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2012 was $112 million, which was expected to be recognized over a weighted-average period of 1.7 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

(for the three months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2013	2012	2013	2012

Net Periodic Benefit Cost:
Service cost	$30	$28	$—	$—
Interest cost on benefit obligation	33	34	3	3
Expected return on plan assets	(52)	(46)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	—
Net actuarial loss	27	22	—	—

Net benefit expense	$38	$38	$2	$3

(for the nine months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2013	2012	2013	2012

Net Periodic Benefit Cost:
Service cost	$89	$85	$—	$—
Interest cost on benefit obligation	99	103	7	9
Expected return on plan assets	(156)	(140)	—	(1)
Amortization of unrecognized:
Prior service benefit	—	—	(2)	—
Net actuarial loss	80	67	—	—

Net benefit expense	$112	$115	$5	$8

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

Gain Contingencies

On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re (American Re), and three other reinsurers.  By order dated October 22, 2010, the trial court corrected certain clerical errors and made certain clarifications to the August 17, 2010 order.  On October 25, 2010, judgment was entered against American Re and the other three insurers, awarding USF&G $420 million, comprising $251 million ceded under the terms of the disputed reinsurance contract plus interest of 9% amounting to $169 million as of that date.  The judgment, including the award of interest, was appealed by the reinsurers to the New York Supreme Court, Appellate Division, First Department.  On January 24, 2012, the Appellate Division affirmed the judgment.  On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of Appeals, and on March 12, 2012, the Appellate Division granted the reinsurers’ motion.  On February 7, 2013, the Court of Appeals issued an opinion that largely affirmed the summary judgment in USF&G’s favor, while modifying in part the summary judgment with respect to two discrete issues and remanding the case to the trial court for determination of those issues.  The Company believes it has a meritorious position on each of these issues and intends to pursue its claim vigorously.  On May 2, 2013, the Court of Appeals denied a motion by reinsurers to reconsider the February 7, 2013 opinion.  At September 30, 2013, the claim totaled $487 million, comprising the $251 million of reinsurance recoverable plus interest amounting to $236 million as of that date.  Interest will continue to accrue at 9% until the claim is paid. The $251 million of reinsurance recoverable owed to USF&G under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company’s consolidated balance sheet.  The interest that would be owed as part of any judgment ultimately entered in favor of USF&G is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.

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

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.48 billion and $1.27 billion at September 30, 2013 and December 31, 2012, respectively.

Guarantees

In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the businesses being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development, imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, or certain named litigation.  Such indemnification provisions generally survive for periods ranging from 18 months following the applicable closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be other agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $474 million at September 30, 2013, of which $9 million was recognized on the balance sheet at that date.

The Company also has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various other indemnifications.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.  The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $129 million at September 30, 2013, approximately $63 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at September 30, 2013, all of which is indemnified by a third party.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, which totaled $700 million at September 30, 2013.

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

In connection with the planned acquisition of The Dominion of Canada General Insurance Company from E-L Financial Corporation Limited (E-L Financial), The Travelers Companies, Inc. (TRV) provided an unconditional guarantee to E-L Financial of a TRV subsidiary’s obligation for the full and prompt payment of the purchase price when due and the performance of all agreements, covenants, and obligations under the agreement.  See Financial, Professional & International Insurance in note 1 to the Company’s consolidated financial statements for further information regarding the transaction.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$3,839	$1,827	$—	$—	$5,666
Net investment income	438	217	2	—	657
Fee income	106	1	—	—	107
Net realized investment gains (losses) (1)	3	(25)	—	—	(22)
Other revenues	38	6	—	—	44
Total revenues	4,424	2,026	2	—	6,452
Claims and expenses
Claims and claim adjustment expenses	2,214	1,083	—	—	3,297
Amortization of deferred acquisition costs	640	313	—	—	953
General and administrative expenses	646	286	2	—	934
Interest expense	12	—	79	—	91
Total claims and expenses	3,512	1,682	81	—	5,275
Income (loss) before income taxes	912	344	(79)	—	1,177
Income tax expense (benefit)	248	93	(28)	—	313
Net income of subsidiaries	—	—	915	(915)	—
Net income	$664	$251	$864	$(915)	$864

(1)       Total other-than-temporary impairment (OTTI) for the three months ended September 30, 2013, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI gains (losses)	$1	$(1)	$—	$—	$—
OTTI losses recognized in net realized investment gains	$(2)	$(1)	$—	$—	$(3)
OTTI gains recognized in OCI	$3	$—	$—	$—	$3

(2)       The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$3,845	$1,821	$—	$—	$5,666
Net investment income	443	277	2	—	722
Fee income	92	—	—	—	92
Net realized investment gains (losses) (1)	2	(4)	—	—	(2)
Other revenues	21	13	—	—	34
Total revenues	4,403	2,107	2	—	6,512
Claims and expenses
Claims and claim adjustment expenses	2,292	1,067	—	—	3,359
Amortization of deferred acquisition costs	660	326	—	—	986
General and administrative expenses	622	284	(2)	—	904
Interest expense	19	—	74	—	93
Total claims and expenses	3,593	1,677	72	—	5,342
Income (loss) before income taxes	810	430	(70)	—	1,170
Income tax expense (benefit)	212	120	(26)	—	306
Net income of subsidiaries	—	—	908	(908)	—
Net income	$598	$310	$864	$(908)	$864

(1)       Total other-than-temporary impairment (OTTI) for the three months ended September 30, 2012, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI gains	$15	$2	$—	$—	$17
OTTI losses recognized in net realized investment gains (losses)	$(2)	$(1)	$—	$—	$(3)
OTTI gains recognized in OCI	$17	$3	$—	$—	$20

(2)       The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$11,384	$5,402	$—	$—	$16,786
Net investment income	1,350	659	5	—	2,014
Fee income	284	2	—	—	286
Net realized investment gains (1)	120	34	1	—	155
Other revenues	170	43	—	—	213
Total revenues	13,308	6,140	6	—	19,454
Claims and expenses
Claims and claim adjustment expenses	6,684	3,296	—	—	9,980
Amortization of deferred acquisition costs	1,912	939	—	—	2,851
General and administrative expenses	1,915	861	4	—	2,780
Interest expense	41	—	228	—	269
Total claims and expenses	10,552	5,096	232	—	15,880
Income (loss) before income taxes	2,756	1,044	(226)	—	3,574
Income tax expense (benefit)	700	269	(80)	—	889
Net income of subsidiaries	—	—	2,831	(2,831)	—
Net income	$2,056	$775	$2,685	$(2,831)	$2,685

(1)       Total other-than-temporary impairment (OTTI) for the nine months ended September 30, 2013, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI gains (losses)	$(3)	$2	$—	$—	$(1)
OTTI losses recognized in net realized investment gains	$(7)	$(3)	$—	$—	$(10)
OTTI gains recognized in OCI	$4	$5	$—	$—	$9

(2)       The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$11,333	$5,385	$—	$—	$16,718
Net investment income	1,444	750	6	—	2,200
Fee income	232	1	—	—	233
Net realized investment gains (losses) (1)	17	(5)	—	—	12
Other revenues	70	30	—	—	100
Total revenues	13,096	6,161	6	—	19,263
Claims and expenses
Claims and claim adjustment expenses	7,113	3,396	—	—	10,509
Amortization of deferred acquisition costs	1,953	980	—	—	2,933
General and administrative expenses	1,829	850	2	—	2,681
Interest expense	55	—	230	—	285
Total claims and expenses	10,950	5,226	232	—	16,408
Income (loss) before income taxes	2,146	935	(226)	—	2,855
Income tax expense (benefit)	536	231	(81)	—	686
Net income of subsidiaries	—	—	2,314	(2,314)	—
Net income	$1,610	$704	$2,169	$(2,314)	$2,169

(1)       Total other-than-temporary impairment (OTTI) for the nine months ended September 30, 2012, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI gains	$15	$13	$—	$—	$28
OTTI losses recognized in net realized investment gains (losses)	$(8)	$(3)	$—	$—	$(11)
OTTI gains recognized in OCI	$23	$16	$—	$—	$39

(2)       The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended September 30, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$664	$251	$864	$(915)	$864

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(138)	(71)	5	—	(204)
Having credit losses recognized in the consolidated statement of income	(1)	(1)	—	—	(2)
Net changes in benefit plan assets and obligations	—	(1)	25	—	24
Net changes in unrealized foreign currency translation	26	86	—	—	112
Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(113)	13	30	—	(70)
Income tax expense (benefit)	(46)	(20)	11	—	(55)
Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(67)	33	19	—	(15)
Other comprehensive loss of subsidiaries	—	—	(34)	34	—
Other comprehensive income (loss)	(67)	33	(15)	34	(15)
Comprehensive income	$597	$284	$849	$(881)	$849

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended September 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$598	$310	$864	$(908)	$864

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	338	127	5	—	470
Having credit losses recognized in the consolidated statement of income	28	13	—	—	41
Net changes in benefit plan assets and obligations	1	—	21	—	22
Net changes in unrealized foreign currency translation	13	52	—	—	65
Other comprehensive income before income taxes and other comprehensive income of subsidiaries	380	192	26	—	598
Income tax expense	129	54	9	—	192
Other comprehensive income net of taxes, before other comprehensive income of subsidiaries	251	138	17	—	406
Other comprehensive income of subsidiaries	—	—	389	(389)	—
Other comprehensive income	251	138	406	(389)	406
Comprehensive income	$849	$448	$1,270	$(1,297)	$1,270

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the nine months ended September 30, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$2,056	$775	$2,685	$(2,831)	$2,685

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(1,735)	(647)	12	—	(2,370)
Having credit losses recognized in the consolidated statement of income	4	(2)	—	—	2
Net changes in benefit plan assets and obligations	1	2	75	—	78
Net changes in unrealized foreign currency translation	(35)	(22)	—	—	(57)
Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(1,765)	(669)	87	—	(2,347)
Income tax expense (benefit)	(616)	(231)	31	—	(816)
Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(1,149)	(438)	56	—	(1,531)
Other comprehensive loss of subsidiaries	—	—	(1,587)	1,587	—
Other comprehensive loss	(1,149)	(438)	(1,531)	1,587	(1,531)
Comprehensive income	$907	$337	$1,154	$(1,244)	$1,154

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the nine months ended September 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$1,610	$704	$2,169	$(2,314)	$2,169

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	451	147	11	—	609
Having credit losses recognized in the consolidated statement of income	49	22	—	—	71
Net changes in benefit plan assets and obligations	1	—	63	—	64
Net changes in unrealized foreign currency translation	(20)	63	—	—	43
Other comprehensive income before income taxes and other comprehensive income of subsidiaries	481	232	74	—	787
Income tax expense	165	65	26	—	256
Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	316	167	48	—	531
Other comprehensive income of subsidiaries	—	—	483	(483)	—
Other comprehensive income	316	167	531	(483)	531
Comprehensive income	$1,926	$871	$2,700	$(2,797)	$2,700

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At September 30, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,960)	$42,493	$19,572	$37	$—	$62,102
Equity securities, available for sale, at fair value (cost $470)	159	428	121	—	708
Real estate investments	32	885	—	—	917
Short-term securities	2,750	833	1,796	—	5,379
Other investments	2,437	987	1	—	3,425
Total investments	47,871	22,705	1,955	—	72,531
Cash	130	163	2	—	295
Investment income accrued	457	210	6	—	673
Premiums receivable	4,107	2,006	—	—	6,113
Reinsurance recoverables	6,153	3,391	—	—	9,544
Ceded unearned premiums	858	157	—	—	1,015
Deferred acquisition costs	1,578	224	—	—	1,802
Deferred taxes	159	55	107	—	321
Contractholder receivables	3,253	1,197	—	—	4,450
Goodwill	2,411	954	—	—	3,365
Other intangible assets	245	102	—	—	347
Investment in subsidiaries	—	—	28,835	(28,835)	—
Other assets	1,882	327	20	—	2,229
Total assets	$69,104	$31,491	$30,925	$(28,835)	$102,685
Liabilities
Claims and claim adjustment expense reserves	$32,232	$16,921	$—	$—	$49,153
Unearned premium reserves	8,136	3,580	—	—	11,716
Contractholder payables	3,253	1,197	—	—	4,450
Payables for reinsurance premiums	219	219	—	—	438
Debt	692	—	5,654	—	6,346
Other liabilities	4,106	1,195	470	—	5,771
Total liabilities	48,638	23,112	6,124	—	77,874
Shareholders’ equity
Common stock (1,750.0 shares authorized; 364.1 shares issued and outstanding)	—	390	21,425	(390)	21,425
Additional paid-in capital	11,635	6,501	—	(18,136)	—
Retained earnings	7,873	1,003	23,475	(8,866)	23,485
Accumulated other comprehensive income	958	485	705	(1,443)	705
Treasury stock, at cost (390.1 shares)	—	—	(20,804)	—	(20,804)
Total shareholders’ equity	20,466	8,379	24,801	(28,835)	24,811
Total liabilities and shareholders’ equity	$69,104	$31,491	$30,925	$(28,835)	$102,685

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

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,056	$775	$2,685	$(2,831)	$2,685
Net adjustments to reconcile net income to net cash provided by operating activities	(348)	224	(1,531)	1,859	204
Net cash provided by operating activities	1,708	999	1,154	(972)	2,889

Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,096	1,820	1	—	5,917
Proceeds from sales of investments:
Fixed maturities	590	565	5	—	1,160
Equity securities	21	36	—	—	57
Other investments	337	208	—	—	545
Purchases of investments:
Fixed maturities	(4,339)	(2,146)	(7)	—	(6,492)
Equity securities	(20)	(29)	(1)	—	(50)
Real estate investments	—	(65)	—	—	(65)
Other investments	(222)	(90)	—	—	(312)
Net sales (purchases) of short-term securities	(1,563)	(492)	162	—	(1,893)
Securities transactions in course of settlement	182	98	—	—	280
Other	(250)	(4)	—	—	(254)
Net cash provided by (used in) investing activities	(1,168)	(99)	160	—	(1,107)

Cash flows from financing activities
Payment of debt	(500)	—	—	—	(500)
Issuance of debt	—	—	494	—	494
Dividends paid to shareholders	—	—	(549)	—	(549)
Issuance of common stock — employee share options	—	—	158	—	158
Treasury stock acquired — share repurchase authorization	—	—	(1,400)	—	(1,400)
Treasury stock acquired — net employee share-based compensation	—	—	(60)	—	(60)
Excess tax benefits from share-based payment arrangements	—	—	43	—	43
Capital contributions	500	—	—	(500)	—
Dividends paid to parent company	(587)	(885)	—	1,472	—
Net cash used in financing activities	(587)	(885)	(1,314)	972	(1,814)

Effect of exchange rate changes on cash	—	(3)	—	—	(3)
Net increase (decrease) in cash	(47)	12	—	—	(35)
Cash at beginning of year	177	151	2	—	330
Cash at end of period	$130	$163	$2	$—	$295
Supplemental disclosure of cash flow information
Income taxes paid (received)	$691	$236	$(203)	$—	$724
Interest paid	$52	$—	$154	$—	$206

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2012

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,610	$704	$2,169	$(2,314)	$2,169
Net adjustments to reconcile net income to net cash provided by operating activities	552	(136)	(921)	1,102	597
Net cash provided by operating activities	2,162	568	1,248	(1,212)	2,766

Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,123	1,731	1	—	5,855
Proceeds from sales of investments:
Fixed maturities	494	228	2	—	724
Equity securities	18	13	—	—	31
Real estate investments	—	3	—	—	3
Other investments	389	127	—	—	516
Purchases of investments:
Fixed maturities	(5,645)	(2,023)	(9)	—	(7,677)
Equity securities	(1)	(37)	(1)	—	(39)
Real estate investments	—	(62)	—	—	(62)
Other investments	(187)	(105)	—	—	(292)
Net sales (purchases) of short-term securities	(306)	(99)	364	—	(41)
Securities transactions in course of settlement	46	7	—	—	53
Other	(235)	6	—	—	(229)
Net cash provided by (used in) investing activities	(1,304)	(211)	357	—	(1,158)

Cash flows from financing activities
Payment of debt	—	—	(258)	—	(258)
Dividends paid to shareholders	—	—	(519)	—	(519)
Issuance of common stock — employee share options	—	—	247	—	247
Treasury stock acquired — share repurchase authorization	—	—	(1,056)	—	(1,056)
Treasury stock acquired — net employee share-based compensation	—	—	(52)	—	(52)
Excess tax benefits from share-based payment arrangements	—	—	32	—	32
Dividends paid to parent company	(854)	(358)	—	1,212	—
Net cash used in financing activities	(854)	(358)	(1,606)	1,212	(1,606)

Effect of exchange rate changes on cash	—	4	—	—	4
Net increase (decrease) in cash	4	3	(1)	—	6
Cash at beginning of year	114	98	2	—	214
Cash at end of period	$118	$101	$1	$—	$220
Supplemental disclosure of cash flow information
Income taxes paid (received)	$343	$110	$(143)	$—	$310
Interest paid	$65	$—	$161	$—	$226

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2013 Third Quarter Consolidated Results of Operations

•                   Net income of $864 million, or $2.33 per share basic and $2.30 per share diluted

•                   Net earned premiums of $5.67 billion

•                   Catastrophe losses of $99 million ($64 million after-tax)

•                   Net favorable prior year reserve development of $158 million ($107 million after-tax)

•                   GAAP combined ratio of 88.9%

•                   Net investment income of $657 million ($531 million after-tax)

•                   Operating cash flows of $1.64 billion

2013 Third Quarter Consolidated Financial Condition

•                   Total investments of $72.53 billion; fixed maturities and short-term securities comprised 93% of total investments

•                   Total assets of $102.69 billion

•                   Total debt of $6.35 billion, resulting in a debt-to-total capital ratio of 20.4% (21.4% excluding net unrealized investment gains, net of tax)

•                   Repurchased 9.7 million common shares for total cost of $800 million under share repurchase authorization

•                   Share repurchase authorization increased by $5.0 billion on October 22, 2013.

•                   Shareholders’ equity of $24.81 billion

•                   Book value per common share of $68.15

•                   Holding company liquidity of $1.87 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2013	2012	2013	2012

Revenues
Premiums	$5,666	$5,666	$16,786	$16,718
Net investment income	657	722	2,014	2,200
Fee income	107	92	286	233
Net realized investment gains (losses)	(22)	(2)	155	12
Other revenues	44	34	213	100

Total revenues	6,452	6,512	19,454	19,263

Claims and expenses
Claims and claim adjustment expenses	3,297	3,359	9,980	10,509
Amortization of deferred acquisition costs	953	986	2,851	2,933
General and administrative expenses	934	904	2,780	2,681
Interest expense	91	93	269	285

Total claims and expenses	5,275	5,342	15,880	16,408

Income before income taxes	1,177	1,170	3,574	2,855
Income tax expense	313	306	889	686

Net income	$864	$864	$2,685	$2,169

Net income per share
Basic	$2.33	$2.23	$7.12	$5.55
Diluted	$2.30	$2.21	$7.05	$5.50

GAAP combined ratio
Loss and loss adjustment expense ratio	57.3%	58.4%	58.6%	62.1%
Underwriting expense ratio	31.6	31.9	32.0	32.2

GAAP combined ratio	88.9%	90.3%	90.6%	94.3%

Incremental impact of direct to consumer initiative on GAAP combined ratio	0.5%	1.0%	0.6%	0.8%

The following discussions of the Company’s net income and segment operating income are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $2.30 in the third quarter of 2013 increased by 4% over diluted net income per share of $2.21 in the same period of 2012 as a result of share repurchases in recent periods.  Net income of $864 million in the third quarter of 2013 was level with the same period of 2012, as the pretax impact of higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”) was offset primarily by (i) a decrease in net investment income and (ii) a decrease in net favorable prior year reserve development.  The improvement in underlying underwriting margins primarily resulted from the impact of earned pricing that exceeded loss cost trends in each of the Company’s business segments, as well as lower non-catastrophe weather-related losses.  Catastrophe losses in the third quarters of 2013 and 2012 were $99 million and $91 million, respectively.  Net favorable prior year reserve development in the third quarters of 2013 and 2012 was $158 million and $193 million, respectively.

Diluted net income per share of $7.05 in the first nine months of 2013 increased by 28% over diluted net income per share of $5.50 in the same period of 2012.  Net income of $2.69 billion in the first nine months of 2013 increased by 24% over net income of $2.17 billion in the same period of 2012.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods.  The increase in net income primarily reflected the pretax impacts of (i) higher underlying underwriting margins, (ii) lower catastrophe losses, (iii) an increase in net realized investment gains and (iv) a gain from the settlement of a legal proceeding, partially offset by (v) lower net investment income and (vi) lower net favorable prior year reserve development.  The improvement in underlying underwriting margins primarily resulted from the impact of earned pricing that exceeded loss cost trends in each of the Company’s business segments, as well as lower non-catastrophe weather-related losses.  Partially offsetting this net pretax increase in income was the related tax expense.  Additionally, net income in the first nine months of 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters.  The effective tax rate in the first nine months of 2013 was higher than in the same period in 2012.  This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income, partially offset by the resolution of prior year tax matters discussed above.  Catastrophe losses in the first nine months of 2013 were $538 million, compared with $808 million in the same period of 2012.  Net favorable prior year reserve development in the first nine months of 2013 and 2012 was $581 million and $718 million, respectively.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2013 were $5.67 billion, level with the same period of 2012.  Earned premiums in the first nine months of 2013 were $16.79 billion, $68 million or less than 1% higher than in the same period of 2012.  In the Business Insurance segment, earned premiums in the third quarter and first nine months of 2013 increased by 2% and 3% over the respective periods of 2012.  In the Financial, Professional & International Insurance segment, earned premiums in the third quarter of 2013 increased by 2% over the same period of 2012, while earned premiums for the first nine months of 2013 were virtually level with the same period of 2012.  In the Personal Insurance segment, earned premiums in the third quarter and first nine months of 2013 both decreased by 4% from the respective periods of 2012.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012

Average investments (a)	$70,419	$69,813	$70,128	$69,684
Pretax net investment income	657	722	2,014	2,200
After-tax net investment income	531	578	1,624	1,760
Average pretax yield (b)	3.7%	4.1%	3.8%	4.2%
Average after-tax yield (b)	3.0%	3.3%	3.1%	3.4%

(a)                  Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(b)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses, net of tax.

Net investment income in the third quarter of 2013 was $657 million, $65 million or 9% lower than in the same period of 2012.  Net investment income in the first nine months of 2013 was $2.01 billion, $186 million or 8% lower than in the same period of 2012.  Net investment income from fixed maturity investments in the third quarter and first nine months of 2013 was $33 million and $104 million lower, respectively, than in the same periods of 2012, primarily resulting from lower long-term reinvestment yields available in the market.  Net investment income from non-fixed maturity investments in the third quarter and first nine months of 2013 was $33 million and $82 million lower, respectively, than in the same periods of 2012, primarily reflecting lower results in the Company’s real estate partnership investments.  The average pretax yield on the total investment portfolio was 3.7% and 3.8% for the third quarter and first nine months of 2013, respectively, compared with 4.1% and 4.2% for the respective periods of 2012, primarily reflecting the decline in both fixed maturity and non-fixed maturity investment income.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $15 million and $53 million increases in fee income in the third quarter and first nine months of 2013, respectively, compared with the same periods of 2012 are discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses	$(3)	$(3)	$(10)	$(11)
Other net realized investment gains (losses)	(19)	1	165	23

Net realized investment gains (losses)	$(22)	$(2)	$155	$12

Included in other net realized investment gains in the first nine months of 2013 were $115 million of net realized gains associated with U.S. Treasury futures contracts (which require daily mark-to-market settlement and are used to shorten the duration of the Company’s fixed maturity investment portfolio).  During the third quarter of 2013, the Company did not utilize any U.S. Treasury futures contracts.

Other Revenues

Other revenues in the third quarter of 2013 included a $20 million gain from the sale of renewal rights related to the Company’s National Flood Insurance Program business.  Other revenues in the first nine months of 2013 also included a $91 million gain from the settlement of a legal proceeding in the second quarter of 2013, which is discussed in more detail in note 12 of notes to the unaudited consolidated financial statements in this report.  The remainder of other revenues in all periods presented primarily consisted of premium installment charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2013 were $3.30 billion, $62 million or 2% lower than in the same period of 2012.  The decrease primarily reflected (i) lower non-catastrophe weather-related losses and (ii) the impact of lower business volumes, partially offset by (iii) a decrease in net favorable prior year reserve development, (iv) the impact of loss cost trends and (v) a slight increase in catastrophe losses.  Net favorable prior year reserve development in the third quarters of 2013 and 2012 was $158 million and $193 million, respectively.  Catastrophe losses in the third quarters of 2013 and 2012 were $99 million and $91 million, respectively.  Catastrophe losses in the third quarter of 2013 primarily resulted from wind and hail storms in several regions of the United States, as well as increases in estimated losses related to wind and hail storms that occurred in the second quarter of 2013.  Catastrophe losses in the third quarter of 2012 primarily resulted from increases in estimated losses related to wind and hail storms that occurred in the second quarter of 2012.

Claims and claim adjustment expenses in the first nine months of 2013 were $9.98 billion, $529 million or 5% lower than in the same period of 2012, primarily reflecting (i) a decline in catastrophe losses, (ii) the impact of lower business volumes and (iii) lower non-catastrophe weather-related losses, partially offset by (iv) the impact of loss cost trends and (v) lower net favorable prior year reserve development.  Catastrophe losses in the first nine months of 2013 and 2012 were $538 million and $808 million, respectively.  Catastrophe losses in the first nine months of 2013 included the storms and increases in estimated losses in the third quarter described above, as well as second quarter storms in the United States and floods in Alberta, Canada, and tornadoes and hail storms in the Southeastern United States in the first quarter of 2013.  Catastrophe losses in the first nine months of 2012 included the increases in estimated losses in the third quarter described above, as well as storms in the second quarter and tornadoes and hail storms in the Midwest and Southeast regions of the United States in the first quarter of 2012.  Net favorable prior year reserve development in the first nine months of 2013 and 2012 was $581 million and $718 million, respectively.  Net favorable prior year reserve development in the first nine months of 2013 was reduced by a $42 million charge that was precipitated by legislation in New York enacted during the first quarter of 2013 related to the New York Fund for Reopened Cases for workers’ compensation.  Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in more detail in the segment discussions that follow.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2013 was $953 million, $33 million or 3% lower than in the same period of 2012.  The amortization of deferred acquisition costs in the first nine months of 2013 was $2.85 billion, $82 million or 3% lower than in the same 2012 period.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2013 were $934 million, $30 million or 3% higher than in the same period of 2012.  General and administrative expenses in the first nine months of 2013 were $2.78 billion, $99 million or 4% higher than in the same period of 2012.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the third quarter and first nine months of 2013 was $91 million and $269 million, respectively, 2% and 6% lower than the respective periods of 2012, primarily reflecting lower average levels of debt outstanding.

Income Tax Expense

Income tax expense in the third quarter of 2013 was $313 million, $7 million or 2% higher than in the same period of 2012.  Income tax expense in the first nine months of 2013 was $889 million, $203 million or 30% higher than in the same period of 2012, primarily reflecting the impact of a $633 million increase in underwriting margins (including the impact of decreases in catastrophe losses and net favorable prior year reserve development), partially offset by a reduction in income tax expense of $63 million resulting from the resolution of prior year tax matters.

The Company’s effective tax rates in the third quarter and first nine months of 2013 were 27% and 25%, respectively.  In the third quarter and first nine months of 2012, the Company’s effective tax rates were 26% and 24%, respectively.  The effective tax rates in all periods were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  In addition, the effective tax rate in the first nine months of 2013 was reduced by the impact of the resolution of prior year tax matters.

GAAP Combined Ratio

The consolidated GAAP combined ratio of 88.9% in the third quarter of 2013 was 1.4 points lower than the consolidated GAAP combined ratio of 90.3% in the same period of 2012.  The consolidated GAAP combined ratio of 90.6% in the first nine months of 2013 was 3.7 points lower than the consolidated GAAP combined ratio of 94.3% in the same period of 2012.

The consolidated loss and loss adjustment expense ratio of 57.3% in the third quarter of 2013 was 1.1 points lower than the consolidated loss and loss adjustment expense ratio of 58.4% in the same period of 2012.  Catastrophe losses accounted for 1.7 points and 1.6 points of the 2013 and 2012 third quarter loss and loss adjustment expense ratios, respectively.  The 2013 and 2012 third quarter loss and loss adjustment expense ratios included 2.8 and 3.4 points of benefit from net favorable prior year reserve development, respectively.  The consolidated loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development (“underlying loss and loss adjustment expense ratio”) in the third quarter of 2013 was 1.8 points lower than the 2012 third quarter ratio on the same basis, primarily reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The consolidated loss and loss adjustment expense ratio of 58.6% in the first nine months of 2013 was 3.5 points lower than the consolidated loss and loss adjustment expense ratio of 62.1% in the same period of 2012.  Catastrophe losses accounted for 3.2 points and 4.9 points of the 2013 and 2012 nine-month loss and loss adjustment expense ratios, respectively.  The 2013 and 2012 nine-month loss and loss adjustment expense ratios included 3.4 and 4.3 points of benefit from net favorable prior year reserve development, respectively.  The 2013 nine-month underlying loss and loss adjustment expense ratio was 2.7 points lower than the 2012 nine-month ratio on the same basis, primarily reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The consolidated underwriting expense ratio of 31.6% for the third quarter of 2013 was 0.3 points lower than the consolidated underwriting expense ratio of 31.9% in the same period of 2012.  In the first nine months of 2013, the consolidated underwriting expense ratio of 32.0% was 0.2 points lower than the consolidated underwriting expense ratio of 32.2% in the same 2012 period.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Business Insurance	$3,483	$3,382	$10,453	$10,091
Financial, Professional & International Insurance	799	763	2,504	2,436
Personal Insurance	2,028	2,126	5,788	6,057

Total	$6,310	$6,271	$18,745	$18,584

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Business Insurance	$3,032	$2,962	$9,360	$9,088
Financial, Professional & International Insurance	770	729	2,266	2,173
Personal Insurance	1,911	2,006	5,508	5,801

Total	$5,713	$5,697	$17,134	$17,062

Gross and net written premiums in the third quarter and first nine months of 2013 both increased slightly over the same periods of 2012.  Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012

Revenues
Earned premiums	$3,046	$2,982	$9,006	$8,718
Net investment income	479	524	1,468	1,592
Fee income	106	92	285	232
Other revenues	8	9	135	31

Total revenues	$3,639	$3,607	$10,894	$10,573

Total claims and expenses	$2,947	$2,887	$8,688	$8,579

Operating income	$526	$543	$1,695	$1,517

Loss and loss adjustment expense ratio	63.0%	62.3%	62.0%	63.7%
Underwriting expense ratio	30.0	31.0	30.9	31.6

GAAP combined ratio	93.0%	93.3%	92.9%	95.3%

Overview

Operating income in the third quarter of 2013 was $526 million, $17 million or 3% lower than operating income of $543 million in the same period of 2012.  The decrease in operating income in the third quarter of 2013 compared with the same period of 2012 primarily reflected the pretax impacts of (i) a decline in net investment income, partially offset by (ii) higher underlying underwriting margins.  The improvement in underlying underwriting margins primarily resulted from the impact of earned pricing that exceeded loss cost trends, partially offset by higher non-catastrophe weather-related losses.  Partially offsetting this net pretax decrease in operating income was the related reduction in income tax expense.  The effective tax rate in the third quarter of 2013 decreased from the same period of 2012.  This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a higher percentage of pretax income.  Catastrophe losses in the third quarter of 2013 were $61 million, compared with $50 million in the same period of 2012.  Net favorable prior year reserve development was $36 million in the third quarter of 2013, compared with $41 million in the same period of 2012.

Operating income in the first nine months of 2013 was $1.70 billion, $178 million or 12% higher than operating income of $1.52 billion in the same period of 2012.  The increase in operating income in the first nine months of 2013 compared with the same period of 2012 primarily reflected the pretax impact of (i) higher underlying underwriting margins, (ii) lower catastrophe losses and (iii) the settlement of a legal matter, partially offset by (iv) lower net favorable prior year reserve development and (vi) lower net investment income.  The improvement in underlying underwriting margins primarily resulted from the impact of earned pricing that exceeded loss cost trends.  Partially offsetting this net pretax increase in operating income was the related tax expense.  Additionally, operating income in the first nine months of 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters.  The effective tax rate in the first nine months of 2013 decreased from the same period of 2012.  This resulted from the resolution of prior year tax matters described above, partially offset by the impact of interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income.  Catastrophe losses in the first nine months of 2013 were $244 million, compared with $355 million in the same period of 2012.  Net favorable prior year reserve development in the first nine months of 2013 was $204 million, compared with $347 million in the same period of 2012.  Net favorable prior year reserve development in the first nine months of 2013 was reduced by a $42 million charge that was precipitated by legislation in New York as described in the consolidated “Claims and Claim Adjustment Expenses” section above.

Earned Premiums

Earned premiums in the third quarter of 2013 were $3.05 billion, $64 million or 2% higher than in the same period of 2012.  Earned premiums in the first nine months of 2013 were $9.01 billion, $288 million or 3% higher than in the same period of 2012.  The increases in both periods of 2013 primarily reflected the impact of an increase in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the third quarter of 2013 was $479 million, $45 million or 9% lower than in the same 2012 period.  Net investment income in the first nine months of 2013 was $1.47 billion, $124 million or 8% lower than in the same period of 2012.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decline in the Company’s consolidated net investment income in the third quarter and first nine months of 2013 compared with the same periods of 2012.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the third quarter and first nine months of 2013 increased by $14 million and $53 million over the respective periods of 2012, primarily reflecting the impact of higher serviced premium volume in workers’ compensation residual market pools and higher claim volume in the large deductible business.

Other Revenues

Other revenues in the first nine months of 2013 included a $91 million gain from the settlement of a legal proceeding in the second quarter of 2013.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2013 were $1.97 billion, $59 million or 3% higher than in the same period of 2012, primarily reflecting (i) the impact of loss cost trends, (ii) higher catastrophe and non-catastrophe weather-related losses and (iii) a decrease in net favorable prior year reserve development, partially offset by (iv) the impact of a modest decline in business volumes.  Net favorable prior year reserve development in the third quarter of 2013 was $36 million, compared with $41 million in the same period of 2012.  Net favorable prior year reserve development in the third quarter of 2013 was primarily driven by better than expected loss experience in the general liability product line for accident years 2009 through 2012, reflecting more favorable legal and judicial environments than what the Company previously expected, and by better than expected loss experience in the property product line for accident years 2010 through 2012.  Net favorable prior year reserve development in the third quarter of 2012 was concentrated in the property product line and the property coverages in the commercial multi-peril product line primarily for accident years 2009 through 2011, driven by favorable loss experience related to losses incurred in 2011, and by higher than expected subrogation recoveries for accident years 2009 through 2011.  Also contributing to the net favorable prior year reserve development in the third quarter of 2012 was the general liability product line for accident years 2003 through 2009, reflecting more favorable legal and judicial environments than what the Company previously expected.  These factors contributing to net favorable prior year reserve development in the third quarters of 2013 and 2012 were partially offset by $190 million and $167 million increases, respectively, to asbestos reserves, which are discussed in further detail in the “Asbestos Claims and Litigation” section herein.  Catastrophe losses in the third quarter of 2013 were $61 million, compared with $50 million in the same period of 2012.

Claims and claim adjustment expenses in the first nine months of 2013 were $5.72 billion, $58 million or 1% higher than in the same 2012 period.  Claims and claim adjustment expenses in the first nine months of 2013 were impacted by the same factors described above for the third quarter of 2013, except that catastrophe losses in the first nine months of 2013 declined from the same period of 2012.  Net favorable prior year reserve development in the first nine months of 2013 was $204 million, compared with $347 million in the same period of 2012.  Net favorable prior year reserve development in the first nine months of 2013 was primarily driven by the same factors described above.  Net favorable prior year reserve development in the first nine months of 2013 was also reduced by a $42 million workers’ compensation charge that was precipitated by legislation in New York.  Net favorable prior year reserve development in the first nine months of 2012 was primarily driven by the same factors described above, as well as net favorable prior year reserve development in the workers’ compensation product line, primarily driven by better than expected frequency and severity related to lifetime medical claims for accident years 2008 and prior.  These factors contributing to net favorable prior year reserve development in the first nine months of 2013 and 2012 were partially offset by $65 million and $90 million increases, respectively, to environmental reserves in the second quarter of each year, which are discussed in further detail in the “Environmental Claims and Litigation” section herein.  Net favorable prior year reserve development in the first nine months of 2012 was also partially offset by net unfavorable prior year reserve development in the commercial automobile line of business.  Catastrophe losses in the first nine months of 2013 were $244 million, compared with $355 million in the same period of 2012.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2013 was $479 million, $2 million or less than 1% higher than in the same period of 2012.  Amortization of deferred acquisition costs in the first nine months of 2013 was $1.44 billion, $26 million or 2% higher than in the same 2012 period.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2013 were $503 million, $1 million or less than 1% lower than in the same period of 2012, primarily driven by a reduction in assessments from certain states, partially offset by increases in employee- and technology-related expenses.  General and administrative expenses in the first nine months of 2013 were $1.53 billion, $25 million or 2% higher than in the same period of 2012.  The increase in the first nine months of 2013 was primarily driven by increases in employee- and technology-related expenses.

Income Tax Expense

Income tax expense in the third quarter of 2013 was $166 million, $11 million or 6% lower than in the same period of 2012, primarily reflecting the impacts of a decline in net investment income from the Company’s non-fixed maturity investments, partially offset by the $18 million increase in underwriting margins (including the impact of an increase in catastrophe losses and lower net favorable prior year reserve development).  Income tax expense in the first nine months of 2013 was $511 million, $34 million or 7% higher than in the same period of 2012, primarily reflecting the impacts of a $232 million increase in underwriting margins (including the impact of decreases in catastrophe losses and net favorable prior year reserve development), partially offset by a reduction in income tax expense of $43 million resulting from the resolution of prior year tax matters in the second quarter of 2013.

GAAP Combined Ratio

The GAAP combined ratio of 93.0% in the third quarter of 2013 was 0.3 points lower than the GAAP combined ratio of 93.3% in the same period of 2012.  The GAAP combined ratio of 92.9% in the first nine months of 2013 was 2.4 points lower than the GAAP combined ratio of 95.3% in the same period of 2012.

The loss and loss adjustment expense ratio of 63.0% in the third quarter of 2013 was 0.7 points higher than the loss and loss adjustment expense ratio of 62.3% in the same period of 2012.  Catastrophe losses in the third quarters of 2013 and 2012 accounted for 2.0 points and 1.7 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the third quarters of 2013 and 2012 provided 1.2 points and 1.4 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2013 third quarter underlying loss and loss adjustment expense ratio was 0.2 points higher than the 2012 ratio on the same basis, as the benefit of earned pricing exceeding loss cost trends was offset by the slightly larger impacts of higher non-catastrophe weather-related losses in the third quarter of 2013 and a comparatively low level of non-weather-related losses in the third quarter of 2012.

The loss and loss adjustment expense ratio of 62.0% in the first nine months of 2013 was 1.7 points lower than the loss and loss adjustment expense ratio of 63.7% in the same period of 2012.  Catastrophe losses in the first nine months of 2013 and 2012 accounted for 2.7 points and 4.1 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first nine months of 2013 and 2012 provided 2.3 points and 4.0 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first nine months of 2013 was 2.0 points lower than the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The underwriting expense ratio of 30.0% for the third quarter of 2013 was 1.0 point lower than the underwriting expense ratio of 31.0% in the same period of 2012.  In the first nine months of 2013, the underwriting expense ratio of 30.9% was 0.7 points lower than the underwriting expense ratio of 31.6% in the same 2012 period.  The decrease in both periods of 2013 primarily reflected the impact of growth in earned premiums.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Select Accounts	$671	$699	$2,131	$2,160
Commercial Accounts	880	879	2,595	2,531
National Accounts	385	321	1,192	1,021
Industry-Focused Underwriting	696	692	2,092	2,023
Target Risk Underwriting	627	563	1,785	1,681
Specialized Distribution	223	226	660	677

Total Business Insurance Core	3,482	3,380	10,455	10,093
Business Insurance Other	1	2	(2)	(2)

Total Business Insurance	$3,483	$3,382	$10,453	$10,091

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Select Accounts	$654	$679	$2,087	$2,118
Commercial Accounts	807	805	2,447	2,383
National Accounts	236	202	755	663
Industry-Focused Underwriting	673	671	2,025	1,955
Target Risk Underwriting	441	382	1,389	1,297
Specialized Distribution	220	222	656	672

Total Business Insurance Core	3,031	2,961	9,359	9,088
Business Insurance Other	1	1	1	—

Total Business Insurance	$3,032	$2,962	$9,360	$9,088

Gross and net written premiums in the third quarter of 2013 increased by 3% and 2%, respectively, over the same period of 2012.  The increases in gross and net written premiums in the third quarter of 2013 were concentrated in Target Risk Underwriting and National Accounts, partially offset by a decline in Select Accounts.  Overall business retention rates in the third quarter of 2013 remained strong but were slightly lower than in the same period of 2012.  Renewal premium changes — comprising both renewal rate changes and insured exposure growth — remained positive in the third quarter of 2013 but were slightly lower than in the same period of 2012.  Excluding the National Accounts market, for which renewal premium changes are primarily driven by changes in exposures, renewal premium changes remained positive in the third quarter of 2013 and were slightly higher than in the same period of 2012.  Renewal rate changes continued to exceed expected loss cost trends in the third quarter of 2013.  New business volume in the third quarter of 2013 increased over the same period of 2012.

Gross and net written premiums in the first nine months of 2013 increased by 4% and 3%, respectively, over the same period of 2012.  The increases in gross and net written premiums in the first nine months of 2013 occurred in all markets except Select Accounts and Specialized Distribution.  In the first nine months of 2013, business retention rates remained strong and were virtually level with the same period of 2012.  Renewal premium changes (both including and excluding the National Accounts market) remained positive in the first nine months of 2013 but were slightly lower than in the same period of 2012.  Renewal rate changes continued to exceed expected loss cost trends.  New business volume in the first nine months of 2013 increased over the same period of 2012.

Select Accounts.  Net written premiums of $654 million in the third quarter of 2013 decreased by 4% from the same period of 2012.  Net written premiums of $2.09 billion in the first nine months of 2013 decreased by 1% from the same period of 2012.  Business retention rates in the third quarter of 2013 remained strong but were lower than in the third quarter of 2012.  Business retention rates in the first nine months of 2013 remained strong and were slightly higher than in the same period of 2012.  Renewal premium changes remained positive in the third quarter and first nine months of 2013 and were slightly higher than in the same periods of 2012.  New business volume in the third quarter and first nine months of 2013 declined from the same periods of 2012.

Commercial Accounts.  Net written premiums of $807 million in the third quarter of 2013 were virtually level with the same period of 2012.  Net written premiums of $2.45 billion in the first nine months of 2013 increased by 3% over the same period of 2012.  Business retention rates in the third quarter and first nine months of 2013 remained strong but were lower than in the same periods of 2012.  Renewal premium changes remained positive in the third quarter and first nine months of 2013 but were lower than in the same periods of 2012.  New business volumes in the third quarter and first nine months of 2013 increased over the same periods of 2012.

National Accounts.  Net written premiums of $236 million in the third quarter of 2013 increased by 17% over the same period of 2012.  Net written premiums of $755 million in the first nine months of 2013 increased by 14% over the same period of 2012.  Business retention rates remained strong in the third quarter and were higher than in the same period of 2012.  Business retention rates remained strong in the first nine months of 2013 but were lower than in the same period of 2012.  Renewal premium changes in the third quarter and first nine months of 2013 remained positive but were lower than in the same periods of 2012.  New business volumes in the third quarter and first nine months of 2013 were higher than in the same periods of 2012.  Growth in workers’ compensation residual market pools also contributed to premium growth in both periods of 2013.

Industry-Focused Underwriting.  Net written premiums of $673 million in the third quarter of 2013 were virtually level with the same period of 2012.  Net written premiums of $2.03 billion in the first nine months of 2013 increased by 4% over the same period of 2012.  In the third quarter of 2013, premium growth in the Construction business unit was largely offset by premium declines in the Public Sector Services and Oil & Gas business units.  In the first nine months of 2013, premium growth in the Construction business unit was partially offset by a premium decline in the Public Sector Services business unit.  Business retention rates in the Industry-Focused Underwriting market in total remained strong in the third quarter of 2013 and were virtually level with the same period of 2012.  Business retention rates in the first nine months of 2013 remained strong and were higher than in the same period of 2012.  Renewal premium changes remained positive in the third quarter of 2013 and were higher than in the same period of 2012.  Renewal premium changes remained positive in the first nine months of 2013 but were slightly lower than in the same period of 2012.  New business volume in the third quarter of 2013 was virtually level with the same period of 2012.  New business volume in the first nine months of 2013 was higher than in the same period of 2012.

Target Risk Underwriting.  Net written premiums of $441 million in the third quarter of 2013 increased by 15% over the same period of 2012.  Net written premiums of $1.39 billion in the first nine months of 2013 increased by 7% over the same period of 2012.  Premium growth in the third quarter of 2013 was concentrated in the National Property business unit, whereas net written premium growth in the first nine months of 2013 was concentrated in the National Property and Inland Marine business units.  Business retention rates in the Target Risk Underwriting market in total remained strong in the third quarter and first nine months of 2013 and were virtually level with the same periods of 2012.  Renewal premium changes remained positive in the third quarter of 2013 and were slightly higher than in the same period of 2012.  Renewal premium changes remained positive in the first nine months of 2013 but were slightly lower than in the same period of 2012. New business volume in the third quarter and first nine months of 2013 was higher than in the same periods of 2012.

Specialized Distribution.  Net written premiums of $220 million in the third quarter of 2013 was virtually level with the same period of 2012.  Net written premiums of $656 million in the first nine months of 2013 declined by 2% from the same period of 2012.  Business retention rates in the Specialized Distribution market in total remained strong in the third quarter and first nine months of 2013 but declined from the same periods of 2012.  Renewal premium changes remained positive in the third quarter and first nine months of 2013 and were higher than in the same periods of 2012.  New business volume in the third quarter and first nine months of 2013 increased over the same periods of 2012.

Financial, Professional & International Insurance

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012

Revenues
Earned premiums	$785	$772	$2,271	$2,275
Net investment income	88	97	271	300
Fee income	1	—	1	1
Other revenues	5	8	15	21

Total revenues	$879	$877	$2,558	$2,597

Total claims and expenses	$655	$623	$1,913	$1,888

Operating income	$160	$180	$477	$511

Loss and loss adjustment expense ratio	41.8%	39.7%	42.2%	41.5%
Underwriting expense ratio	41.4	40.5	41.7	41.1

GAAP combined ratio	83.2%	80.2%	83.9%	82.6%

Overview

Operating income in the third quarter of 2013 was $160 million, $20 million or 11% lower than operating income of $180 million in the third quarter of 2012, primarily reflecting the pretax impact of (i) lower net favorable prior year reserve development, (ii) a decline in net investment income and (iii) lower underlying underwriting margins. The decline in underlying underwriting margins were driven by (i) a higher level of what the Company defines as large losses and (ii) higher expenses resulting from a change in business mix and timing, largely offset by (iii) earned pricing increases that exceeded loss cost trends.  Partially offsetting this net pretax decrease in operating income was the related reduction in tax expense.  The effective tax rate in the third quarter of 2013 decreased from the same period of 2012.  This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a higher percentage of pretax income.  Net favorable prior year reserve development in the third quarter of 2013 was $74 million, compared with $87 million in the same period of 2012.  No catastrophe losses were incurred in the third quarter of 2013, compared with catastrophe losses of $1 million in the same period of 2012.

Operating income in the first nine months of 2013 was $477 million, $34 million or 7% lower than operating income of $511 million in the same period of 2012.  The decrease in operating income primarily reflected the pretax impact of (i) higher catastrophe losses, (ii) lower net investment income and (iii) lower net favorable prior year reserve development, partially offset by (iv) higher underlying underwriting margins.  The increase in underlying underwriting margins was driven by (i) earned pricing that exceeded loss cost trends, partially offset by (ii) the impact of lower business volumes and (iii) higher general and administrative expenses.  Partially offsetting this net pretax decrease in operating income was the related reduction in tax expense, as well as the reduction in tax expense that resulted from the resolution of prior year tax matters.  Additionally, operating income in the first nine months of 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters.  The effective tax rate in the first nine months of 2013 decreased from the same period of 2012, primarily due to the impact of the resolution of prior year tax matters described above.  Catastrophe losses in the first nine months of 2013 were $46 million, compared with $5 million in the same period of 2012.  Catastrophe losses in the first nine months of 2013 primarily resulted from floods in Alberta, Canada.  Net favorable prior year reserve development in the first nine months of 2013 was $204 million, compared with $229 million in the same period of 2012.

Earned Premiums

Earned premiums in the third quarter of 2013 were $785 million, $13 million or 2% higher than in the same period of 2012.  Earned premiums in the first nine months of 2013 were $2.27 billion, virtually level with the same period of 2012.  Both periods of 2013 primarily reflected the impact of changes in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the third quarter of 2013 was $88 million, $9 million or 9% lower than in the same period of 2012.  Net investment income in the first nine months of 2013 was $271 million, $29 million or 10% lower than in the same period of 2012.  Included in the Financial, Professional & International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the decline in the Company’s consolidated net investment income in the third quarter and first nine months of 2013 as compared with the same periods of 2012.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2013 were $331 million, $22 million or 7% higher than in the same period of 2012, primarily reflecting (i) a higher level of large losses and (ii) a decline in net favorable prior year reserve development, partially offset by (iii) reduced loss cost trends.  Net favorable prior year reserve development in the third quarter of 2013 was $74 million, compared with $87 million in the same period of 2012.  In Bond & Financial Products, net favorable prior year reserve development in the third quarter of 2013 primarily reflected better than expected results for the surety business for accident years 2004 through 2010.  In International, net favorable prior year reserve development in the third quarter of 2013 primarily reflected better than expected loss experience for the surety line of business in Canada and the marine line of business in the Company’s operations at Lloyd’s.  In Bond & Financial Products, net favorable prior year reserve development in the third quarter of 2012 primarily reflected better than expected results for the contract surety business for accident years 2006 and 2007.  In International, net favorable prior year reserve development in the third quarter of 2012 occurred in several lines of business in the United Kingdom and in Canada, as well as in the Company’s operations at Lloyd’s, partially offset by an $8 million increase to asbestos reserves.  No catastrophe losses were incurred in the third quarter of 2013, compared with catastrophe losses of $1 million in the same period of 2012.

Claims and claim adjustment expenses in the first nine months of 2013 were $965 million, $13 million or 1% higher than in the same 2012 period, primarily reflecting (i) an increase in catastrophe losses and (ii) a decline in net favorable prior year reserve development, largely offset by (iii) reduced loss cost trends and (iv) the impact of lower business volumes.  Catastrophe losses in the first nine months of 2013 were $46 million, primarily resulting from floods in Alberta, Canada, compared with $5 million in the same period of 2012.  Net favorable prior year reserve development in the first nine months of 2013 was $204 million and was driven by the factors described above for the third quarter of 2013.  Net favorable prior year reserve development in the first nine months of 2012 was $229 million and was driven by the factors described above for the third quarter of 2012.  Additionally, in Bond & Financial Products, net favorable prior year reserve development in the first nine months of 2012 reflected better than expected results for the surety line of business for accident years 2008 through 2010, and better than expected results for management liability business for accident years 2007 and prior.  In International, net favorable prior year reserve development in the first nine months of 2012 primarily reflected the factors described above for the third quarter.

Amortization of Deferred Acquisition Expenses

Amortization of deferred acquisition costs in the third quarter of 2013 was $155 million, $6 million or 4% higher than in the same period of 2012.  Amortization of deferred acquisition costs in the first nine months of 2013 was $445 million, $4 million or 1% higher than in the same 2012 period.  The increases in both periods of 2013 primarily reflected a change in business mix and timing.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2013 were $169 million, $4 million, or 2% higher than in the same period of 2012.  General and administrative expenses in the first nine months of 2013 were $503 million, $8 million or 2% higher than in the same period of 2012.  The increases in the third quarter and first nine months of 2013 primarily reflected higher employee-related expenses.  In addition, the increase in the first nine months of 2013 reflected legal expenses related to the Company’s acquisition of The Dominion of Canada General Insurance Company.  See note 1 of notes to the consolidated financial statements for further information regarding this acquisition.

Income Tax Expense

Income tax expense in the third quarter of 2013 was $64 million, $10 million or 14% lower than in the same period of 2012, primarily reflecting the impact of the $18 million decrease in underwriting margins (including the impact of a decrease in net favorable prior year reserve development).  Income tax expense in the first nine months of 2013 was $168 million, $30 million or 15% lower than in the same period of 2012, primarily reflecting the impact of the $15 million reduction in income tax expense resulting from the resolution of prior year tax matters in the second quarter of 2013.

GAAP Combined Ratio

The GAAP combined ratio of 83.2% in the third quarter of 2013 was 3.0 points higher than the GAAP combined ratio of 80.2% in the same period of 2012.  The GAAP combined ratio of 83.9% in the first nine months of 2013 was 1.3 points higher than the GAAP combined ratio of 82.6% in the same period of 2012.

The loss and loss adjustment expense ratio of 41.8% in the third quarter of 2013 was 2.1 points higher than the loss and loss adjustment expense ratio of 39.7% in the same period of 2012.  Catastrophe losses in the third quarters of 2013 and 2012 accounted for 0.0 points and 0.1 points, respectively, of the loss and loss adjustment expense ratio.  The 2013 and 2012 third quarter ratios included 9.3 points and 11.3 points of benefit, respectively, from net favorable prior year reserve development.  The 2013 third quarter underlying loss and loss adjustment expense ratio was 0.2 points higher than the 2012 ratio on the same basis, reflecting the decline in underlying underwriting margins discussed in the “Overview” section above.

The loss and loss adjustment expense ratio of 42.2% in the first nine months of 2013 was 0.7 points higher than the loss and loss adjustment expense ratio of 41.5% in the same period of 2012.  Catastrophe losses in the first nine months of 2013 and 2012 accounted for 2.0 points and 0.2 points, respectively, of the loss and loss adjustment expense ratio.  The 2013 and 2012 year-to-date ratios included 9.0 points and 10.0 points of benefit, respectively, from net favorable prior year reserve development.  The underlying loss and loss adjustment expense ratio in the first nine months of 2013 was 2.1 points lower than the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The underwriting expense ratio of 41.4% in the third quarter of 2013 was 0.9 points higher than the underwriting expense ratio of 40.5% in the same period of 2012.  In the first nine months of 2013, the underwriting expense ratio of 41.7% was 0.6 points higher than the underwriting expense ratio of 41.1% in the same period of 2012.  The increases in the third quarter and first nine months of 2013 primarily reflected the increases in amortization of deferred acquisition costs and general and administrative expenses described above.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Bond & Financial Products	$561	$537	$1,601	$1,547
International	238	226	903	889

Total Financial, Professional & International Insurance	$799	$763	$2,504	$2,436

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Bond & Financial Products	$553	$529	$1,479	$1,410
International	217	200	787	763

Total Financial, Professional & International Insurance	$770	$729	$2,266	$2,173

The Financial, Professional & International Insurance segment’s gross and net written premiums in the third quarter of 2013 increased by 5% and 6%, respectively, over the same period of 2012.  In the first nine months of 2013, gross and net written premiums increased by 3% and 4%, respectively, over the same period of 2012.

Net written premiums in Bond & Financial Products in the third quarter of 2013 were $553 million, $24 million or 5% higher than in the same period of 2012, primarily driven by higher contract surety volume and rate increases in the management liability business.  Net written premiums in the first nine months of 2013 were $1.48 billion, $69 million or 5% higher than in the same period of 2012, primarily driven by the same factors impacting the third quarter as well as lower reinsurance costs in the first quarter of 2013.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the third quarter and first nine months of 2013 remained strong but were lower than in the same periods of 2012.  Renewal premium changes in the third quarter of 2013 remained positive and were level with the same period of 2012.  Renewal premium changes in the first nine months of 2013 remained positive and were slightly higher than in the same period of 2012.  Renewal rate changes continued to exceed expected loss cost trends in the third quarter and first nine months of 2013.  New business volume in the third quarter of 2013 increased over the same period of 2012.  New business volume in the first nine months of 2013 declined from the same period of 2012.

Net written premiums in International in the third quarter of 2013 were $217 million, $17 million or 9% higher than in the same period of 2012.  Net written premiums in the first nine months of 2013 were $787 million, $24 million or 3% higher than in the same period of 2012.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the third quarter of 2013 remained strong and were virtually level with the same period of 2012. In the first nine months of 2013, business retention rates remained strong and were higher than in the same period of 2012.  Renewal premium changes in the third quarter and first nine months of 2013 were positive and increased over the same periods of 2012.  Renewal rate changes remained positive but were lower than in the same periods of 2012.  Insured exposures increased in the third quarter of 2013, compared with a decrease in the same period of 2012, while insured exposures in the first nine months of 2013 declined at a lower rate than in the same period of 2012.  New business volume in the third quarter and first nine months of 2013 increased compared with the same periods of 2012.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2013	2012	2013	2012

Revenues
Earned premiums	$1,835	$1,912	$5,509	$5,725
Net investment income	90	101	275	308
Other revenues	34	17	67	52
Total revenues	$1,959	$2,030	$5,851	$6,085

Total claims and expenses	$1,576	$1,734	$4,993	$5,639

Operating income	$262	$206	$601	$331

Loss and loss adjustment expense ratio	54.5%	59.8%	59.8%	68.0%
Underwriting expense ratio	30.2	29.9	29.7	29.4
GAAP combined ratio	84.7%	89.7%	89.5%	97.4%
Incremental impact of direct to consumer initiative on GAAP combined ratio	1.8%	2.9%	1.7%	2.3%

Overview

Operating income in the third quarter of 2013 was $262 million, $56 million or 27% higher than operating income of $206 million in the same period of 2012.  The increase in operating income primarily reflected the pretax impact of (i) higher underlying underwriting margins and (ii) an increase in other revenues, partially offset by (iii) a decline in net favorable prior year reserve development and (iv) lower net investment income.  The higher underlying underwriting margins resulted from lower non-catastrophe weather-related losses and the impact of earned pricing that exceeded loss cost trends.  Partially offsetting this net pretax increase in operating income was the related tax expense.  The effective tax rate in the third quarter of 2013 increased over the same period of 2012.  This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income.  Net favorable prior year reserve development in the third quarters of 2013 and 2012 was $48 million and $65 million, respectively.  Catastrophe losses in the third quarters of 2013 and 2012 were $38 million and $40 million, respectively.

Operating income in the first nine months of 2013 was $601 million, $270 million or 82% higher than operating income of $331 million in the same period of 2012.  The increase in operating income primarily reflected the pretax impact of (i) higher underlying underwriting margins, (ii) lower catastrophe losses, (iii) an increase in net favorable prior year reserve development and (iv) an increase in other revenues, partially offset by (v) lower net investment income.  The higher underlying underwriting margins resulted from the impact of earned pricing that exceeded loss cost trends and lower non-catastrophe weather-related losses.  Partially offsetting this net pretax increase in operating income was the related tax expense.  Additionally, operating income in the first nine months of 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters in the second quarter of 2013.  The effective tax rate in the first nine months of 2013 increased over the same period of 2012.  This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income.  Catastrophe losses in the first nine months of 2013 were $248 million, compared with $448 million in the same period of 2012.  Net favorable prior year reserve development in the first nine months of 2013 was $173 million, compared with $142 million in the same period of 2012.

Earned Premiums

Earned premiums in the third quarter of 2013 were $1.84 billion, $77 million or 4% lower than in the same period of 2012.  Earned premiums in the first nine months of 2013 were $5.51 billion, $216 million or 4% lower than in the same period of 2012.  The decreases in both periods of 2013 reflected lower net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the third quarter of 2013 was $90 million, $11 million or 11% lower than in the same period of 2012.  Net investment income in the first nine months of 2013 was $275 million, $33 million or 11% lower than in the same period of 2012.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decline in the Company’s consolidated net investment income in the third quarter and first nine months of 2013 compared with the same periods of 2012.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the Company’s net investment income allocation methodology.

Other Revenues

Other revenues in the third quarter and first nine months of 2013 included a $20 million gain from the sale of renewal rights in the third quarter of 2013 related to the Company’s National Flood Insurance Program (NFIP) business.  The Company was a participant in the NFIP Write Your Own (WYO) Program administered by the Federal Emergency Management Agency (FEMA) and the Federal Insurance & Mitigation Administration (FIMA).

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2013 were $1.00 billion, $143 million or 13% lower than in the same period of 2012.  The decrease primarily reflected (i) lower non-catastrophe weather-related losses, (ii) the impact of lower business volumes, partially offset by (iii) the impact of loss cost trends and (iv) lower net favorable prior year reserve development.  Net favorable prior year reserve development in the third quarter of 2013 was $48 million, compared with $65 million in the same period of 2012.  Net favorable prior year reserve development in the third quarter of 2013 was primarily driven by better than expected loss experience in the Homeowners and Other product line for catastrophe losses incurred in 2012.  Net favorable prior year reserve development in the third quarter of 2012 was primarily driven by better than expected loss experience related to catastrophe and non-catastrophe weather-related losses incurred in 2011, as well as favorable loss experience in accident years 2007 through 2011 for the umbrella line of business in the Homeowners and Other product line.  Catastrophe losses in the third quarter of 2013 were $38 million, compared with $40 million in the same period of 2012.

Claims and claim adjustment expenses in the first nine months of 2013 were $3.29 billion, $600 million or 15% lower than in the same period of 2012, primarily reflecting (i) lower catastrophe losses, (ii) lower non-catastrophe weather-related losses, (iii) higher net favorable prior year reserve development and (iv) the impact of lower business volumes, partially offset by (v) the impact of loss cost trends.  Catastrophe losses in the first nine months of 2013 and 2012 were $248 million and $448 million, respectively.  Net favorable prior year reserve development in the first nine months of 2013 and 2012 was $173 million and $142 million, respectively, driven by the same factors described above, as well as net favorable development in the first six months of 2013 for both catastrophe and non-catastrophe weather-related losses and non-weather-related losses for accident years 2012 and 2011 in the Homeowners and Other product line.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2013 was $319 million, $41 million or 11% lower than in the same period of 2012.  Amortization of deferred acquisition costs in the first nine months of 2013 was $971 million, $112 million or 10% lower than in the same period of 2012.  The decrease in both periods of 2013 reflected the decline in earned premiums compared with the same periods of 2012, a reclassification of fee income related to the National Flood Insurance Program from general and administrative expenses to a component of acquisition costs to conform to the presentation prescribed by insurance regulators, and lower fixed-value commission expense.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2013 were $256 million, $26 million or 11% higher than in the same period of 2012.  General and administrative expenses in the first nine months of 2013 were $729 million, $66 million or 10% higher than in the same period of 2012.  The increase in both periods of 2013 included an increase in contingent commission expense due to the increase in the number of agents reverting to a contingent commission compensation program and the impact of the reclassification of fee income described above.  The increase in both periods of 2013 also included the impact of $10 million of restructuring charges, primarily comprised of severance costs related to the Company’s announced plan to reduce certain claim and other insurance expenses in this segment.

Income Tax Expense

Income tax expense in the third quarter of 2013 was $121 million, $31 million or 34% higher than in the same period of 2012, primarily reflecting the impact of the $81 million increase in underwriting margins (including the impact of a decrease in net favorable prior year reserve development and a slight decrease in catastrophe losses) compared with the same period of 2012.  Income tax expense in the first nine months of 2013 was $257 million, $142 million higher than in the same period of 2012, primarily reflecting the impacts of the $430 million increase in underwriting margins (including the impact of a decrease in catastrophe losses and the increase in net favorable prior year reserve development), partially offset by a reduction in income tax expense of $5 million resulting from the resolution of prior year tax matters in the second quarter of 2013.

GAAP Combined Ratio

The GAAP combined ratio of 84.7% in the third quarter of 2013 was 5.0 points lower than the GAAP combined ratio of 89.7% in the same period of 2012.  The GAAP combined ratio of 89.5% in the first nine months of 2013 was 7.9 points lower than the GAAP combined ratio of 97.4% in the same period of 2012.

The loss and loss adjustment expense ratio of 54.5% in the third quarter of 2013 was 5.3 points lower than the loss and loss adjustment expense ratio of 59.8% in the same period of 2012.  Catastrophe losses accounted for 2.0 points and 2.1 points of the loss and loss adjustment expense ratios in the third quarters of 2013 and 2012, respectively.  The loss and loss adjustment expense ratio for the third quarters of 2013 and 2012 included 2.6 points and 3.4 points of benefit, respectively, from net favorable prior year reserve development.  The 2013 third quarter underlying loss and loss adjustment expense ratio was 6.0 points lower than the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The loss and loss adjustment expense ratio of 59.8% in the first nine months of 2013 was 8.2 points lower than the loss and loss adjustment expense ratio of 68.0% in the same period of 2012.  Catastrophe losses accounted for 4.5 points and 7.8 points of the loss and loss adjustment expense ratios in the first nine months of 2013 and 2012, respectively.  The loss and loss adjustment expense ratio for the first nine months of 2013 and 2012 included 3.2 points and 2.5 points of benefit, respectively, from net favorable prior year reserve development.  The 2013 nine-month underlying loss and loss adjustment expense ratio was 4.2 points lower than the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The underwriting expense ratio of 30.2% for the third quarter of 2013 was 0.3 points higher than the underwriting expense ratio of 29.9% in the same period of 2012.  In the first nine months of 2013, the underwriting expense ratio of 29.7% was 0.3 points higher than the underwriting expense ratio of 29.4% in the same 2012 period.  The increases in both periods of 2013 primarily reflected the decrease in earned premiums and restructuring charges discussed above.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Agency Automobile	$834	$911	$2,507	$2,718
Agency Homeowners and Other	1,150	1,171	3,158	3,218
Total Agency Personal Insurance	$1,984	$2,082	$5,665	$5,936

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Agency Automobile	$828	$906	$2,493	$2,705
Agency Homeowners and Other	1,039	1,056	2,892	2,975
Total Agency Personal Insurance	$1,867	$1,962	$5,385	$5,680

In both the third quarter and first nine months of 2013, gross and net agency written premiums were 5% lower than in the respective periods of 2012.  Renewal rate changes continued to exceed expected loss cost trends, assuming weather patterns consistent with the Company’s expectations.

In the third quarter and first nine months of 2013 in the Agency Automobile line of business, net written premiums were 9% and 8% lower, respectively, than in the same periods of 2012.  Business retention rates in the third quarter of 2013 remained strong and were higher than in the third quarter of 2012.  In the first nine months of 2013, business retention rates remained strong but were slightly lower than in the same period of 2012.  Renewal premium changes in the third quarter of 2013 remained positive, primarily driven by renewal rate changes, but were lower than in the third quarter of 2012.  In the first nine months of 2013, renewal premium changes remained positive, primarily driven by renewal rate changes, and were higher than in the first nine months of 2012.  New business levels in the third quarter and first nine months of 2013 were lower than in the same periods of 2012.

In the third quarter and first nine months of 2013 in the Agency Homeowners and Other line of business, net written premiums were 2% and 3% lower, respectively, than in the same periods of 2012.  Business retention rates in the third quarter of 2013 remained strong and were slightly higher than in the same period of 2012.  In the first nine months of 2013, business retention rates remained strong but were slightly lower than in the same period of 2012.  Renewal premium changes in the third quarter of 2013 remained positive, primarily driven by renewal rate changes, but were lower than in the third quarter of 2012.  In the first nine months of 2013, renewal premium changes remained positive, primarily driven by renewal rate changes, and were slightly higher than in the same period of 2012.  New business levels in the third quarter of 2013 were higher than in the same period of 2012.  New business levels in the first nine months of 2013 were lower than in the same period of 2012.

For its Agency business, the Personal Insurance segment had approximately 6.4 million and 7.1 million active policies at September 30, 2013 and 2012, respectively.  In the third quarter of 2013, the Company sold the renewal rights related to its National Flood Insurance Program (NFIP) business.  Active policies in force at both dates have been adjusted to exclude the NFIP business.

Direct to Consumer Written Premiums

In its direct to consumer business, net written premiums in the third quarter and first nine months of 2013 were $44 million and $123 million, respectively, compared with $44 million and $121 million in the respective periods of 2012.  The direct to consumer business had 163,000 active policies at September 30, 2013, an increase of 3% over the same date in 2012.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012

Operating loss	$(65)	$(62)	$(187)	$(196)

The operating loss for Interest Expense and Other in the third quarter of 2013 was $65 million, compared with $62 million in the same period of 2012.  The operating loss for Interest Expense and Other in the first nine months of 2013 was $187 million, compared with $196 million in the same period of 2012.  After-tax interest expense in the third quarter and first nine months of 2013 was $59 million and $175 million, respectively, compared with $60 million and $185 million, respectively, in the same periods of 2012.  The decline in interest expense in both periods of 2013 primarily reflected lower average levels of debt outstanding.

ASBESTOS CLAIMS AND LITIGATION

The Company believes that the property and casualty insurance industry has suffered from court decisions and other trends that have expanded insurance coverage for asbestos claims far beyond the original intent of insurers and policyholders. The Company has received and continues to receive a significant number of asbestos claims from the Company’s policyholders (which includes others seeking coverage under a policy).  Factors underlying these claim filings include continued intensive advertising by lawyers seeking asbestos claimants and the continued focus by plaintiffs on defendants who were not traditionally primary targets of asbestos litigation.  The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years.  In addition to contributing to the overall number of claims, bankruptcy proceedings may increase the volatility of asbestos-related losses by initially delaying the reporting of claims and later by significantly accelerating and increasing loss payments by insurers, including the Company. The bankruptcy of many traditional defendants has also caused increased settlement demands against those policyholders who are not in bankruptcy but remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket.  Prioritizing claims involving credible evidence of injuries, along with the focus on defendants who were not traditionally primary targets of asbestos litigation, contributes to the claims and claim adjustment expense payment patterns experienced by the Company.  The Company’s asbestos-related claims and claim adjustment expense experience also has been impacted by the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.

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

In the third quarter of 2013, the Company completed its annual in-depth asbestos claim review, including a review of active policyholders and litigation cases for potential product and “non-product” liability, and noted the continuation of the following trends:

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

The Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, experienced a slight increase in the number of policyholders with open asbestos claims at September 30, 2013 compared with September 30, 2012, while net asbestos-related payments in these categories decreased slightly in the first nine months of 2013 compared with the same period of 2012.  Payments on behalf of policyholders in these categories continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

The completion of these reviews and analyses in the third quarters of 2013 and 2012 resulted in $190 million and $175 million increases, respectively, in the Company’s net asbestos reserves.  In both 2013 and 2012, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category and by higher projected payments on assumed reinsurance accounts.  The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be moderately higher than previously anticipated due to the impact of the current litigation environment discussed above.  Notwithstanding these trends, the Company’s overall view of the underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

Net asbestos paid losses in the first nine months of 2013 were $145 million, compared with $167 million in the same period of 2012.  Net asbestos reserves were $2.42 billion at September 30, 2013, compared with $2.45 billion at September 30, 2012.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2013	2012
Beginning reserves:
Gross	$2,689	$2,780
Ceded	(311)	(341)
Net	2,378	2,439

Incurred losses and loss expenses:
Gross	190	171
Ceded	—	4
Net	190	175

Losses paid:
Gross	193	180
Ceded	(48)	(13)
Net	145	167

Ending reserves:
Gross	2,686	2,771
Ceded	(263)	(324)
Net	$2,423	$2,447

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

Net environmental paid losses in the first nine months of 2013 and 2012 were $53 million and $58 million, respectively.  At September 30, 2013, approximately 94% of the net environmental reserve (approximately $337 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 6% of the net environmental reserve (approximately $22 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2013	2012
Beginning reserves:
Gross	$352	$346
Ceded	(5)	(5)
Net	347	341

Incurred losses and loss expenses:
Gross	72	99
Ceded	(7)	(9)
Net	65	90

Losses paid:
Gross	53	65
Ceded	—	(7)
Net	53	58

Ending reserves:
Gross	371	380
Ceded	(12)	(7)
Net	$359	$373

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures discussed above, management believes that the reserves carried for asbestos and environmental claims at September 30, 2013 are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the  insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also see note 12 of notes to the unaudited consolidated financial statements in this report).

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

INVESTMENT PORTFOLIO

The Company’s invested assets at September 30, 2013 were $72.53 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at September 30, 2013 was $62.10 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both September 30, 2013 and December 31, 2012.  Below investment grade securities represented 3.3% and 3.1% of the total fixed maturity investment portfolio at September 30, 2013 and December 31, 2012, respectively.  The average effective duration of fixed maturities and short-term securities was 3.6 (3.9 excluding short-term securities) at September 30, 2013 and 3.2 (3.4 excluding short-term securities) at December 31, 2012.  The increase in the average effective duration of the Company’s fixed maturities and short-term securities at September 30, 2013 when compared to year-end 2012 primarily reflected an increase in interest rates during the first nine months of 2013.  See the “Outlook” section in “Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at September 30, 2013 and December 31, 2012 included $36.25 billion and $38.68 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at September 30, 2013 and December 31, 2012 were $9.63 billion and $9.03 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  In August 2013, Moody’s Investor Service revised its outlook for U.S. states to stable from negative.  Moody’s local government outlook remains negative.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  Of the insured municipal securities in the Company’s investment portfolio at September 30, 2013, approximately 99% were rated at A3 or above, and approximately 91% were rated at Aa3 or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at September 30, 2013.  The average credit rating of the entire municipal bond portfolio was “Aa1” at September 30, 2013 with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at September 30, 2013 and December 31, 2012 included $2.52 billion and $3.00 billion, respectively, of residential mortgage-backed securities including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).

While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at September 30, 2013 and December 31, 2012 were $1.12 billion and $1.44 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.40 billion and $1.56 billion, at September 30, 2013 and December 31, 2012, respectively. Approximately 43% of the Company’s CMO holdings at both September 30, 2013 and December 31, 2012 were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The average credit rating of the $793 million and $893 million of non-guaranteed CMO holdings at September 30, 2013 and December 31, 2012, respectively, was “Ba3” and “B2,” respectively. The average credit rating of all of the above securities was “A1” at both September 30, 2013 and December 31, 2012.

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

Alternative Documentation Mortgages and Sub-Prime Mortgages

At September 30, 2013 and December 31, 2012, the Company’s fixed maturity investment portfolio included collateralized mortgage obligations backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $308 million and $347 million, respectively (comprising less than 1% of the Company’s total fixed maturity investments at both dates).  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities’ requirements for credit score but do not meet the government-sponsored entities’ guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Ba2” and “Ba1” at September 30, 2013 and December 31, 2012, respectively.

Commercial Mortgage-Backed Securities and Project Loans

At September 30, 2013 and December 31, 2012, the Company held commercial mortgage-backed securities (including FHA project loans) of $416 million and $453 million, respectively.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further information about these invested asset classes.  Included in short-term investments at September 30, 2013 was approximately $998 million (C$1.028 billion) of short-term investments that will be utilized to fund the Company’s acquisition of The Dominion General Insurance Company of Canada, which is expected to be completed in the fourth quarter of 2013, pending final regulatory approvals.

Other Investments

At September 30, 2013 and December 31, 2012, the carrying value of the Company’s other investments was $3.43 billion.  The Company’s other investments are primarily comprised of private equity limited partnerships, hedge funds, real estate partnerships, joint ventures, mortgage loans, venture capital (through direct ownership and limited partnerships) and trading securities, which are subject to more volatility than the Company’s fixed maturity investments.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.

CATASTROPHE REINSURANCE COVERAGE

There have been no material changes to the Company’s catastrophe reinsurance coverage from that reported in the Reinsurance” section of “Part I — Item 1 — Business” of the Annual Report on Form 10-K for the year ended December 31, 2012 except for those changes discussed in the “Catastrophe Reinsurance Coverage” section of Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.  The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Reinsurance Recoverables” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	September 30, 2013	December 31, 2012
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,761	$5,256
Allowance for uncollectible reinsurance	(245)	(258)

Net reinsurance recoverables	4,516	4,998
Mandatory pools and associations	1,878	2,549
Structured settlements	3,150	3,165

Total reinsurance recoverables	$9,544	$10,712

The $482 million decline in net reinsurance recoverables since December 31, 2012 primarily reflected the impact of cash collections, including commutation agreements, and the impact of net favorable prior year reserve development in the first nine months of 2013.

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

Given the possibility that more active weather patterns such as the Company experienced in a number of recent periods may continue, as well as the possibility that interest rates may remain low for some period of time, along with the current level of profitability in certain of its product lines, the Company has undertaken various efforts, and expects to undertake additional efforts, to improve its underwriting margins.  These efforts include seeking improved rates where the Company believes it is appropriate, as well as improved terms and conditions, on many of its insurance products, and also include other initiatives, such as reducing operating expenses and acquisition costs.  In the Agency Automobile line of business, given new business levels, the Company has undertaken various actions (which are discussed in more detail in the “Underwriting Gain/Loss” section below) to reduce expenses and costs in order to improve underwriting margins and enable it to have a more competitively-priced product.  These and other actions to improve profitability with respect to Agency Automobile or the Company’s other business units may not be successful and/or may result in lower retention and new business levels and therefore lower business volumes. If these actions are not effective, the Company may need to explore other actions or initiatives to improve its competitive position and profitability. Refer to “Part I—Item 1A—Risk Factors—The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability” and “—Disruptions to our relationships with our independent agents and brokers could adversely affect us” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong relative to historical experience.  The Company also expects to continue to achieve, in the aggregate, price increases on renewal business during the remainder of 2013 and into 2014 that generally exceed loss cost trends.  In the Business Insurance segment, the Company expects that renewal premium changes during the remainder of 2013 and into 2014 will be broadly consistent with the levels attained in the first nine months of 2013 and will be driven by both positive renewal rate changes and, subject to the economic uncertainties discussed below, growth in insured exposures.  In the Financial, Professional & International Insurance segment, the Company expects that renewal premium changes during the remainder of 2013 and into 2014 will be broadly consistent with the first nine months of 2013.  With respect to surety, the Company expects net written premium volumes during the remainder of 2013 and in the first nine months of 2014 that are broadly consistent with the respective periods of 2012 and 2013.  In the Personal Insurance segment, the Company expects both Agency Automobile and Agency Homeowners and Other renewal premium changes during the remainder of 2013 and into 2014 will decline as compared to the first nine months of 2013, but the Company expects such renewal premium changes will remain positive and exceed underlying loss cost trends, assuming weather patterns and other loss trends consistent with the Company’s expectations.  Renewal premium changes for both Agency Automobile and Agency Homeowners and Other in the remainder of 2013 and into 2014 are expected to be driven by both positive renewal rate changes (based on the Company’s actions to file for rate increases) and, subject to the economic uncertainties discussed below, growth in insured exposures.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

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

Modest economic growth in the United States experienced in recent periods may or may not continue, or may continue at a slower rate for an extended period of time. In addition, some economic conditions, such as employment rates, may continue to be weak.  Future actions or inactions of the United States government, such as a failure to increase the government debt limit or a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets. Further, general uncertainty regarding the U.S. Federal budget and taxes has added to the uncertainty regarding economic conditions generally.  If weak economic conditions persist or deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates. Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could adversely impact net written premiums during the remainder of 2013 and into 2014 and, since earned premiums are a function of net written premiums, earned premiums could be adversely impacted later in 2013 and into 2014.

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

In Business Insurance, the Company expects that the anticipated impact of increases in renewal premium changes, partially offset by consistent modest loss cost trends, and assuming weather patterns consistent with the Company’s expectations, will likely result in underlying underwriting margins during the remainder of 2013 and in the first nine months of 2014 that are higher than in the respective periods of 2012 and 2013.

In Financial, Professional & International Insurance (excluding the impact of the pending acquisition of The Dominion), the Company expects that the anticipated impact of recent underwriting actions and positive renewal premium changes, partially offset by consistent modest loss cost trends, and assuming weather patterns and what the Company defines as large losses consistent with the Company’s expectations, will likely result in underlying underwriting margins during the remainder of 2013 and into 2014 that are slightly improved over the first nine months of 2013.  The Company expects to receive the remaining regulatory approvals for its acquisition of The Dominion to enable it to close the transaction in the fourth quarter of 2013, subject to the satisfaction of customary closing conditions.  Historically, The Dominion has had a higher combined ratio than the existing business in the Financial, Professional & International Insurance segment.  As a result, during the remainder of 2013 and into 2014, the acquisition of The Dominion is expected to negatively impact this segment’s combined ratio and underlying underwriting margins.  While the Company intends to take actions to improve profitability at The Dominion, it will be a number of years before these actions, to the extent successful, will be fully realized.

In Personal Insurance, the Company anticipates underlying underwriting margins during the remainder of 2013 and in the first nine months of 2014 that are broadly consistent with the respective periods of 2012 and 2013.  In Agency Automobile, the Company anticipates an improvement in underlying underwriting margins during the remainder of 2013 and in the first nine months of 2014 compared to the respective periods of 2012 and 2013 due to the anticipated impact of continued positive renewal premium changes, combined with the Company’s announced plan to reduce certain claim and other insurance expenses, partially offset by loss cost trends.  The Company anticipates that the recently announced launching of Quantum Auto 2.0, as discussed below, will not have a meaningful impact on underlying underwriting margins during the remainder of 2013 and into 2014.  In Agency Homeowners and Other, the Company anticipates a modest decline in underlying underwriting margins during the remainder of 2013 and in the first nine months of 2014 compared to the respective periods of 2012 and 2013, reflecting a return to non-catastrophe weather-related loss levels and loss cost trends consistent with the Company’s expectations, partially offset by the anticipated impact of continued positive renewal premium changes.  Also in Personal Insurance, the Company’s direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

The Agency Automobile line of business has been negatively impacted by various factors, including the use of price comparison technology by agents and brokers as discussed above.  The Company’s actions include, among other things, an announced plan to reduce certain claim and other insurance expenses, with the majority of the impact in the Agency Automobile line of business.  That plan is intended to result in annualized savings of $140 million pre-tax in 2015 when fully implemented.  It is also expected to result in a restructuring charge of approximately $16 million, $10 million of which was incurred in the third quarter of 2013.  Additionally, in the third quarter, the Company announced that it is launching a new private passenger automobile product, Quantum Auto 2.0. This product will have a lower base commission rate than the Company’s existing Quantum Auto 1.0 product.  The change in commission structure, combined with the anticipated cost reductions described above, is intended to enable the Company to price Quantum Auto 2.0 more competitively while generating an appropriate return.  The new product is being launched in approximately fifteen states in the fourth quarter of 2013 and is expected to be eventually offered in all but three states before the end of 2014.  The Company currently intends that, in approved states, all new accounts will be on the new product; in addition, the product will also be available to agents at their discretion for existing accounts.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The average effective duration of fixed maturities and short-term securities was 3.6 (3.9 excluding short-term securities) at September 30, 2013.  By the end of the second quarter of 2013, based upon the outlook for interest rates as compared to the carrying cost of these positions, the Company closed all of its short positions in U.S. Treasury futures, which it has used to manage the duration of its fixed maturity portfolio to reduce the Company’s exposure to a decrease in its book value resulting from an increase in interest rates.  During the third quarter of 2013, the Company did not enter into any U.S. Treasury futures contracts.  The Company may once again enter into short positions in U.S. Treasury futures in future periods.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

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

Net investment income is a material contributor to the Company’s results of operations.  Interest rates remain at very low levels by historical standards.  Based on the current interest rate environment, the Company estimates that the impact of lower reinvestment yields on the Company’s fixed maturity portfolio could, in the remainder of 2013 and into 2014, result in approximately $25 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding prior year quarter.  Given recent general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio for the fourth quarter of 2013 will be lower than the fourth quarter of 2012.  If general economic conditions and/or investment market conditions deteriorate in the remainder of 2013 or during 2014, the Company could also experience a further reduction in net investment income and/or significant realized investment losses, including impairments.  Future actions or inactions of the United States government, such as a failure to increase the government debt limit or a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets.  The carrying value of the Company’s investments in U.S. Treasury securities and obligations of U.S. government and government agencies and authorities was $2.11 billion at September 30, 2013.  Additionally, the carrying value of the Company’s investments in obligations of states, municipalities and political subdivisions included pre-refunded bonds of $9.63 billion at September 30, 2013.  Pre-refunded bonds are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.  For further discussion of the Company’s investment portfolio, see “Investment Portfolio” in this report.  For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected” and “Our investment portfolio may suffer reduced returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company had a net after-tax unrealized investment gain of $1.40 billion in its fixed maturity investment portfolio at September 30, 2013.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.  For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected” and “Our investment portfolio may suffer reduced returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Many of the statements in this “Outlook” section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.   Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012,  “Item 1A— Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this report.

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

At September 30, 2013, total cash and short-term invested assets aggregating $1.87 billion and having a weighted average maturity of 74 days were held in the United States by the holding company.  These assets are sufficient to meet the holding company’s current liquidity requirements and are in excess of the Company’s minimum target level, comprising the Company’s estimated annual pretax interest expense and common shareholder dividends, and currently totaling approximately $1.1 billion.  These liquidity requirements primarily include shareholder dividends, debt service and, from time to time, contributions to its qualified domestic pension plan.

The holding company is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of September 30, 2013, as such earnings are intended to be permanently reinvested in those operations. Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at September 30, 2013.

On June 7, 2013, the Company entered into a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its three-year $1.0 billion credit agreement that was due to expire on June 10, 2013.  For additional information regarding terms and covenants in this credit agreement, see note 7 of notes to the unaudited consolidated financial statements in this report.  This credit agreement also supports the Company’s $800 million commercial paper program, of which $100 million was outstanding at September 30, 2013.  The Company is not reliant on its commercial paper program to meet its operating cash flow needs.

On June 19, 2013, the Company filed a shelf registration statement with the Securities and Exchange Commission.  For additional information regarding this shelf registration statement, see note 8 of notes to the unaudited consolidated financial statements in this report.

The Company currently utilizes uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $391 million to provide much of the capital needed to support its obligations at Lloyd’s.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first nine months of 2013 and 2012 were $2.89 billion and $2.77 billion, respectively.

Investing Activities

Net cash flows used in investing activities in the first nine months of 2013 and 2012 were $1.11 billion and $1.16 billion, respectively.  The Company’s consolidated total investments at September 30, 2013 decreased by $1.31 billion or 2% from year-end 2012, which included the impact of a significant decline in net unrealized appreciation of investments driven by an increase in interest rates.

Financing Activities

Net cash flows used in financing activities in the first nine months of 2013 and 2012 were $1.81 billion and $1.61 billion, respectively.  The totals in both periods primarily reflected common share repurchases, dividends to shareholders and debt repayments, partially offset by the proceeds from employee stock option exercises and, in 2013, proceeds from the issuance of debt.

Dividends.  Dividends paid to shareholders were $549 million and $519 million in the first nine months of 2013 and 2012, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On October 22, 2013, the Company announced that it declared a regular quarterly dividend of $0.50 per share, payable December 31, 2013, to shareholders of record on December 10, 2013.

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and nine months ended September 30, 2013, the Company repurchased 9.7 million and 17.0 million shares, respectively, under its share repurchase authorization, for a total cost of $800 million and $1.40 billion, respectively.  The average cost per share repurchased was $82.21 and $82.12, respectively.  At September 30, 2013, the Company had $759 million of capacity remaining under the share repurchase authorization.  On October 22, 2013, the board of directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $759 million of capacity remaining at September 30, 2013.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at September 30, 2013 and December 31, 2012.

(in millions)	September 30, 2013	December 31, 2012
Debt:
Short-term	$100	$600
Long-term	6,261	5,761
Net unamortized fair value adjustments and debt issuance costs	(15)	(11)

Total debt	6,346	6,350

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,106	23,169
Accumulated other comprehensive income	705	2,236

Total shareholders’ equity	24,811	25,405

Total capitalization	$31,157	$31,755

On July 25, 2013, the Company issued $500 million aggregate principal amount of 4.60% senior notes that will mature on August 1, 2043.  See note 7 of notes to the consolidated financial statements herein for further discussion.

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	September 30, 2013	December 31, 2012

Total capitalization excluding net unrealized gain on investments	$29,598	$28,652
Net unrealized gain on investments, net of taxes	1,559	3,103

Total capitalization	$31,157	$31,755

Debt-to-total capital ratio	20.4%	20.0%

Debt-to-total capital ratio excluding net unrealized gain on investments	21.4%	22.2%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) was 21.4% at September 30, 2013, within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  The following rating agency action was taken with respect to the Company since July 23, 2013, the date on which the Company’s Form 10-Q for the quarter ended June 30, 2013 was filed with the Securities and Exchange Commission.  For additional discussion of ratings, see the “Ratings” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

•                  On October 1, 2013, A.M. Best withdrew its “A” financial strength rating and “a” issuer credit rating for First Trenton Indemnity Company (First Trenton) as a result of First Trenton’s merger into an affiliate company, The Travelers Indemnity Company, a member of the Travelers Reinsurance Pool.

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

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $3.06 billion at September 30, 2013) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2013			December 31, 2012
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,378	$8,825	$14,203	$5,525	$9,109	$14,634
Commercial property	853	532	1,385	992	638	1,630
Commercial multi-peril	1,933	1,701	3,634	2,018	1,723	3,741
Commercial automobile	2,338	1,207	3,545	2,343	1,241	3,584
Workers’ compensation	9,901	7,759	17,660	9,684	7,589	17,273
Fidelity and surety	404	924	1,328	479	934	1,413
Personal automobile	1,900	678	2,578	1,980	722	2,702
Homeowners and personal—other	638	598	1,236	1,335	809	2,144
International and other	2,046	1,507	3,553	2,216	1,551	3,767
Property-casualty	25,391	23,731	49,122	26,572	24,316	50,888
Accident and health	31	—	31	34	—	34

Claims and claim adjustment expense reserves	$25,422	$23,731	$49,153	$26,606	$24,316	$50,922

The $1.77 billion decrease in gross claims and claim adjustment expense reserves since December 31, 2012 primarily reflected payments related to significant catastrophe losses incurred in 2012, the impact of net favorable prior year reserve development and payments related to operations in runoff, including asbestos and environmental claims.

Asbestos and environmental reserves are included in the General liability, Commercial multi-peril and International and other lines in the summary table above.  Asbestos and environmental reserves are discussed separately; see “Asbestos Claims and Litigation”, “Environmental Claims and Litigation” and “Uncertainty Regarding Adequacy of Asbestos and Environmental Reserves” in this report.

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

•                  strategic initiatives, including initiatives, such as in Personal Insurance, to improve profitability and competitiveness; and

•                  the potential closing date and impact of its merger and acquisition transactions, including the acquisition of The Dominion of Canada General Insurance Company (The Dominion).

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

•                  during or following a period of financial market disruption or economic downturn (including, among other things, following a government shutdown or potential debt default), the Company’s business could be materially and adversely affected;

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

•                  the Company’s efforts to develop new products, including in Personal Insurance, or expand in targeted markets may not be successful and may create enhanced risks;

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

•                  the Company may not achieve the anticipated benefits of its transactions or its strategic initiatives, including in Personal Insurance, or complete a transaction that is subject to closing conditions; and

•                  conditions in the capital markets may not be suitable for the Company to incur additional indebtedness and/or to issue preferred or other capital stock.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 12 of notes to the Company’s unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and “Risk Factors” in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and “— Critical Accounting Estimates” herein and in the 2012 Form 10-K.  There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2012 Annual Report on Form 10-K and “Risk Factors” in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2013	July 31, 2013	1,172,367	$83.14	1,167,900	$1,462,080,731
Aug. 1, 2013	Aug. 31, 2013	5,237,067	$81.28	5,231,055	$1,036,886,948
Sept. 1, 2013	Sept. 30, 2013	3,339,811	$83.35	3,332,094	$759,166,988

Total		9,749,245	$82.21	9,731,049	$759,166,988

Additional authorization on October 22, 2013	$5,000,000,000

The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  On October 22, 2013, the board of directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $759 million of capacity remaining at September 30, 2013.

The Company acquired 18,196 shares during the three months ended September 30, 2013 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

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

As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer, and Alan D. Schnitzer, Vice Chairman — Financial, Professional & International Insurance and Field Management; Chief Legal Officer were the only “named executive officers” (i.e., an executive officer named in the compensation disclosures in the Company’s proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect.  The trading plans extend from approximately six to thirteen months from the date of this report.  Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary, and Mr. Schnitzer has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amounts are calculated for purposes of the stock ownership guidelines).  See “Compensation Discussion and Analysis — Stock Ownership Guidelines” in the Company’s proxy statement filed with the SEC on April 9, 2013.

Item 6.   EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 22, 2013	By	/s/ MATTHEW S. FURMAN
Matthew S. Furman
Senior Vice President
(Authorized Signatory)

Date: October 22, 2013	By	/s/ DOUGLAS K. RUSSELL
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

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2013 and 2012; (ii) Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012; (iii) Consolidated Balance Sheet at September 30, 2013 and December 31, 2012; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

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