Form 10-K
period 2013-12-31
TRAVELERS COMPANIES, INC.
filed 2014-02-13
CIK 86312

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $29,744,391,793.

As of February 7, 2014, 352,327,135 shares of the registrant's common stock (without par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2013

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS

        The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and methods of distribution. Distribution methods include the use of independent agents, exclusive agents, direct marketing (including the use of toll-free numbers and the internet) and/or salaried employees. According to A.M. Best, there are approximately 1,300 property and casualty groups in the United States, comprising approximately 2,750 property and casualty companies. Of those groups, the top 150 accounted for approximately 92% of the consolidated industry's total net written premiums in 2012. The Company competes with both foreign and domestic insurers. In addition, several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company's competitive position in the marketplace is based on many factors, including the following:

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

Geographic Distribution

        The following table shows the geographic distribution of the Company's consolidated direct written premiums for the year ended December 31, 2013:

State	% of Total
California	10.1%
New York	9.9
Texas	7.2
Pennsylvania	4.9
Florida	4.2
New Jersey	4.0
Illinois	4.0
Massachusetts	3.3
Georgia	3.1
All other domestic(1)	44.7

Total domestic	95.4
International	4.6

Consolidated total	100.0%

(1)
No other single state accounted for 3.0% or more of the total direct written premiums written in 2013 by the Company's domestic operations.

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

  •
  Industry-Focused Underwriting.  The following units provide targeted industries with differentiated combinations of insurance coverage, risk management, claims handling and other services:

  •
  Construction serves a broad range of construction businesses, offering guaranteed cost products and loss sensitive programs structured to meet customer needs. Products offered include workers' compensation, general liability and commercial auto coverages, and other risk management solutions.

  •
  Technology serves small to large companies involved in telecommunications, information technology, medical technology and electronics manufacturing, offering a comprehensive portfolio of products and services. Products offered include commercial property, commercial auto, general liability, workers' compensation, internet liability, technology errors and omissions coverages and global companion products.

  •
  Public Sector Services provides insurance products and services to public entities including municipalities, counties, Indian Nation gaming organizations and selected special government districts such as water and sewer utilities. Products offered by this unit typically cover commercial property, commercial auto, general liability, professional liability and workers' compensation exposures.

  •
  Oil & Gas provides specialized property and liability products and services for customers involved in the exploration and production of oil and natural gas, including operators, drilling and well servicing contractors, supply companies and manufacturers that support upstream operations. Products offered include workers' compensation, general liability, commercial auto, commercial property, control of well and other risk management solutions.

  •
  Agribusiness serves small to medium-sized agricultural businesses, including farms, ranches, wineries and related operations. Products offered include property and liability coverages other than workers' compensation.

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

  •
  Excess Casualty serves small to mid-sized commercial businesses, offering mono-line umbrella and excess coverage where the Company typically does not write the primary casualty coverage or where other business units within the Company prefer to access the underwriting expertise and/or limit capacity of the Excess Casualty business unit.

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

  •
  Specialized Distribution.  The following units market and underwrite their products to customers predominantly through licensed wholesale agents and program managers that manage customers' unique insurance requirements:

  •
  Northland provides insurance coverage for the commercial transportation industry, as well as commercial liability and commercial property policies for small, difficult to place specialty classes of commercial business, primarily on an excess and surplus lines basis.

  •
  National Programs offers tailored property and casualty programs on an admitted basis for customers with common risk characteristics or coverage requirements. Programs available include, but are not limited to, those for entertainment, architects and engineers, equipment rental, golf services and owners of franchised businesses.

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

(for the year ended December 31, in millions)	2013	2012	2011	% of Total 2013
By market:
Select Accounts	$2,724	$2,775	$2,784	22.3%
Commercial Accounts	3,197	3,101	2,890	26.1
National Accounts	1,010	907	782	8.3
Industry-Focused Underwriting	2,645	2,554	2,407	21.6
Target Risk Underwriting	1,799	1,666	1,587	14.7
Specialized Distribution	858	870	880	7.0

Total Business Insurance Core	12,233	11,873	11,330	100.0
Business Insurance Other	—	(1)	10	—

Total Business Insurance by market	$12,233	$11,872	$11,340	100.0%

By product line:
Workers' compensation	$3,642	$3,400	$2,959	29.8%
Commercial automobile	1,897	1,924	1,955	15.5
Commercial property	1,748	1,647	1,595	14.3
General liability	1,823	1,765	1,705	14.9
Commercial multi-peril	3,083	3,100	3,096	25.2
Other	40	36	30	0.3

Total Business Insurance by product line	$12,233	$11,872	$11,340	100.0%

Principal Markets and Methods of Distribution

        Business Insurance distributes its products through approximately 10,500 independent agencies and brokers located throughout the United States that are serviced by 116 field offices and three customer service centers. Business Insurance continues to make significant investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with independent agencies and brokers. Business Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Business Insurance considers, among other attributes, each agency's or broker's financial strength, staff experience and strategic fit with the Company's operating and marketing plans. Once an agency or broker is appointed, Business Insurance carefully monitors its performance. The majority of products offered by the Select Accounts, Commercial Accounts, Industry-Focused Underwriting and Target Risk Underwriting groups are distributed through a common base of independent agents and brokers, many of whom also sell the Company's Personal Insurance products. Additionally, the Industry-Focused Underwriting and Target Risk Underwriting groups may underwrite business with agents that specialize in servicing the needs of certain of the industries served by these groups.

        Select Accounts is a leading provider of commercial property and casualty insurance products to small businesses, generally with fewer than 50 employees. Products offered by Select Accounts are guaranteed-cost policies, including packaged products covering property and liability exposures. Each small business risk is independently evaluated via an automated underwriting platform which in turn enables agents to quote, bind and issue a substantial amount of new small business risks at their desktop in an efficient manner that significantly reduces the time period between quoting a price on a new policy and issuing that policy. Risks with more complex characteristics are underwritten with the assistance of Company personnel. The automated underwriting platform has significantly streamlined the agent desktop underwriting process. Select Accounts has established a strong marketing relationship with its distribution network and has provided this network with defined underwriting policies, a broad array of products and competitive prices. In addition, the Company has established centralized service centers to help agents perform many service functions, in return for a fee.

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

        National Accounts sells a variety of casualty products and services to large companies through a network of national and regional brokers, primarily utilizing loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a retrospectively rated or a guaranteed cost insurance policy. National Accounts also provides casualty products and services through retail brokers on an unbundled basis, using third-party administrators for insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance. National Accounts provides insurance-related services, such as risk management services, claims administration, loss control and risk management information services, either in addition to, or in lieu of, pure risk coverage, and generated $229 million of fee income in 2013, excluding commercial residual market business. The commercial residual market business of National Accounts sells claims and policy management services to workers' compensation pools throughout the United States, and generated $111 million in fee income in 2013. National Accounts services approximately 34% of the total workers' compensation assigned risk market, making the Company one of the largest servicing carriers in the industry.

        Workers' compensation accounted for approximately 75% of sales to National Accounts customers during 2013, based on direct written premiums and fees.

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

        Specialized Distribution distributes admitted as well as excess and surplus lines property and casualty products predominantly through selected wholesale agents and program managers, both on a brokerage and delegated authority underwriting basis. These brokers, wholesale agents and program managers operate in certain markets that are not typically served by the Company's appointed retail agents, or they maintain certain affinity arrangements in specialized market segments. The wholesale excess and surplus lines market, which is characterized by the absence of rate and form regulation, allows for more flexibility to write certain classes of business. In working with wholesale agents or program managers on a brokerage basis, Specialized Distribution underwrites the business and sets the premium level. In working with wholesale agents or program managers with delegated underwriting authority, the agents produce and underwrite business subject to underwriting guidelines that have been specifically designed for each facility or program.

Pricing and Underwriting

        Business Insurance utilizes underwriting, claims, engineering, actuarial and product development disciplines for particular industries, in conjunction with extensive amounts of proprietary data gathered and analyzed over many years, to facilitate its risk selection process and develop pricing parameters. The Company utilizes both standard industry forms and proprietary forms for the insurance policies it issues.

        A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and is subject to credit risk until such reimbursement is made. At December 31, 2013, contractholder payables on unpaid losses within the deductible layer of large deductible policies and the associated receivables were each approximately $4.31 billion. Business Insurance also utilizes retrospectively rated policies for another portion of the business, primarily for workers' compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premium receivables from holders of retrospectively rated policies totaled approximately $99 million at December 31, 2013. Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral or trusts, is generally obtained for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Business Insurance continually monitors the credit exposure on individual accounts and the adequacy of collateral.

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

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Business Insurance segment as of January 1, 2014. For third-party liability, Business Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $18.8 million per insured, per occurrence. The net retained amount per risk for property exposures is generally limited to $20.0 million per occurrence, after reinsurance. The Company generally retains its workers' compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per-risk retentions if the aggregate limits or caps are reached. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Business Insurance's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2013:

State	% of Total
California	13.2%
New York	7.9
Texas	7.5
Illinois	5.0
Florida	4.0
Pennsylvania	4.0
New Jersey	3.8
Massachusetts	3.4
All others(1)	51.2

Total	100.0%

(1)
No other single state accounted for 3.0% or more of the total direct written premiums written in 2013 by the Business Insurance segment.

Competition

        The insurance industry is represented in the commercial marketplace by many insurance companies of varying size as well as other entities offering risk alternatives, such as self-insured retentions or captive programs. Market competition works within the insurance regulatory framework to set the price charged for insurance products and the levels of coverage and service provided. A company's success in the competitive commercial insurance landscape is largely measured by its ability to profitably provide insurance and services, including claims handling and risk control, at prices and terms that retain existing customers and attract new customers.

        Competitors typically write Select Accounts business through independent agents and, to a lesser extent, regional brokers and direct writers. Both national and regional property and casualty insurance companies compete in the Select Accounts market which generally comprises lower-hazard, "Main Street" business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on product offerings, service levels, ease of doing business and price.

        Competitors typically write Commercial Accounts business through independent agents and brokers. Competitors in this market are primarily national property and casualty insurance companies that write most classes of business using traditional products and pricing, and regional insurance companies. Companies compete based on product offerings, service levels, price and claim and loss prevention services. Efficiency through automation and rapid response time to customer needs is one key to success in this market.

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

        There are several other business groups in Business Insurance that compete in focused target markets. Each of these markets is different and requires unique combinations of industry knowledge, customized coverage, specialized risk control and loss handling services, along with partnerships with agents and brokers that also focus on these markets. Some of these business groups compete with national carriers with similarly dedicated underwriting and marketing groups, whereas others compete with smaller regional companies. Each of these business groups has regional structures that allow them to deliver personalized service and local knowledge to their customer base. Specialized agents and brokers, including wholesale agents and program managers, supplement this strategy. In all of these business groups, the competitive strategy typically is the application of focused industry knowledge to insurance and risk needs.

FINANCIAL, PROFESSIONAL & INTERNATIONAL INSURANCE

        The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which primarily use credit-based underwriting processes, as well as property and casualty products that are primarily marketed on a domestic basis in Canada, the United Kingdom and the Republic of Ireland, and on an international basis as a corporate member of Lloyd's. The segment includes the following groups:

  •
  Bond & Financial Products provides a wide range of customers with bond and insurance products and risk management services. The range of coverages includes performance, payment and commercial surety and fidelity bonds for construction and general commercial enterprises; management liability coverages for losses caused by the actual or alleged negligence or misconduct of directors and officers or employee dishonesty; employment practices liability coverages and fiduciary coverages for public corporations, private companies and not-for-profit organizations; professional liability coverage for actual or alleged errors and omissions committed in the course of professional conduct or practice for a variety of professionals including, among others, lawyers and design professionals; and professional and management liability, property, workers' compensation, auto and general liability and fidelity insurance for financial institutions.

  •
  International, through its operations in Canada, the United Kingdom and the Republic of Ireland, offers specialized insurance and risk management services to several customer groups, including, among others, those in the technology, public services, and financial and professional services industry sectors. In addition, International markets personal lines and small commercial insurance business in Canada through The Dominion of Canada General Insurance Company (Dominion), which the Company acquired on November 1, 2013. International, through its Lloyd's syndicate (Syndicate 5000), for which the Company provides 100% of the capital, underwrites through five principal business units—marine, global property, accident & special risks, power & utilities and aviation.

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

(for the year ended December 31, in millions)	2013	2012	2011	% of Total 2013
By market:
Bond & Financial Products	$2,030	$1,924	$1,953	61.3%
International	1,279	1,057	1,149	38.7

Total Financial, Professional & International Insurance by market	$3,309	$2,981	$3,102	100.0%

By product line:
Fidelity and surety	$918	$895	$957	27.7%
General liability	934	859	836	28.2
International	1,279	1,057	1,149	38.7
Other	178	170	160	5.4

Total Financial, Professional & International Insurance by product line	$3,309	$2,981	$3,102	100.0%

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

Pricing and Underwriting

        Financial, Professional & International Insurance utilizes underwriting, claims, engineering, actuarial and product development disciplines for specific accounts, industries and countries, in conjunction with extensive amounts of proprietary data gathered and analyzed over many years, to facilitate its risk selection process and develop pricing parameters. The Company utilizes both standard industry forms and proprietary forms for the insurance policies it issues.

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

  •
  International.  Provides coverage for employers' liability (similar to workers' compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), auto and motor (similar to automobile coverage in the United States), commercial property, personal property, surety, marine, aviation, personal accident and kidnap & ransom. Marine provides coverage for ship hulls, cargoes carried, private yachts, marine-related liability, offshore energy, ports and terminals, fine art and terrorism. Aviation provides coverage for worldwide aviation risks including physical damage and liabilities for airline, aerospace, general aviation, aviation war and space risks. Personal accident provides financial protection in the event of death or disablement due to accidental bodily injury, while kidnap & ransom provides financial protection against kidnap, hijack, illegal detention and extortion. While the covered hazards may be similar to those in the U.S. market, the different legal environments can make the product risks and coverage terms potentially very different from those the Company faces in the United States.

  •
  Other.  Coverages include Property, Workers' Compensation, Commercial Automobile and Commercial Multi-Peril, which are described above in more detail in the "Business Insurance" section of this report.

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Financial, Professional & International Insurance segment as of January 1, 2014. In the U.S. operations for third party liability, including but not limited to umbrella liability, professional liability, directors' and officers' liability, and employment practices liability, Financial, Professional & International Insurance generally limits net retentions to $25.0 million per policy. For surety protection, where insured limits are often significant, the Company generally retains up to $75.0 million probable maximum loss (PML) per principal but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. In the International operations, per-risk retentions are limited to a maximum of $18.8 million, after reinsurance. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. The Company utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Financial, Professional & International's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2013:

State	% of Total
California	6.6%
Texas	5.3
New York	5.2
Florida	3.1
All other domestic(1)	46.4

Total domestic	66.6
Total international	33.4

Total	100.0%

(1)
No other single state within the United States accounted for 3.0% or more of the total direct written premiums written in 2013 by the Financial, Professional & International Insurance segment.

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

        International competes with numerous international and domestic insurers in Canada, the United Kingdom and the Republic of Ireland. Companies compete on the basis of price, product offerings and the level of claim and risk management services provided. The Company has developed expertise in various markets in these countries similar to those served in the United States and provides both property and casualty coverage for these markets.

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

(for the year ended December 31, in millions)	2013	2012	2011	% of Total 2013
By product line:
Automobile	$3,370	$3,642	$3,788	46.6%
Homeowners and Other	3,855	3,952	3,957	53.4

Total Personal Insurance	$7,225	$7,594	$7,745	100.0%

Principal Markets and Methods of Distribution

        Personal Insurance products are distributed primarily through approximately 11,500 active independent agencies located throughout the United States, supported by personnel in ten sales regions and seven service centers. While the principal markets for Personal Insurance products continue to be in states along the East Coast, California and Texas, the business continues to expand its geographic presence across the United States. See "Competition" below for a discussion of the Company's new private passenger automobile product, Quantum Auto 2.0.

        In selecting new independent agencies to distribute its products, Personal Insurance considers, among other attributes, each agency's profitability, financial stability, staff experience and strategic fit with the segment's operating and marketing plans. Once an agency is appointed, Personal Insurance carefully monitors its performance.

        Agents can access the Company's agency service portal for a number of resources including customer service, marketing and claims management. In addition, agencies can choose to shift the ongoing service responsibility for Personal Insurance's customers to one of the Company's five Customer Care Centers, where the Company provides, on behalf of an agency, a comprehensive array of customer service needs, including response to billing and coverage inquiries, and policy changes. Approximately 1,700 agents take advantage of this service alternative.

        Personal Insurance also distributes its products through additional channels, including corporations that make the company's product offerings available to their employees primarily through payroll deduction, consumer associations and affinity groups. Personal Insurance handles the sales and service for these programs either through a sponsoring independent agent or through two of the Company's call center locations. In addition, since 1995, the Company has had a marketing agreement with GEICO to underwrite homeowners business for certain of their auto customers.

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

        The Company's ability or willingness to raise prices, modify underwriting terms or reduce exposure to certain geographies may be limited due to considerations of public policy, the competitive environment, the evolving political environment and/or changes in the general economic climate. The Company also may choose to write business it might not otherwise write in some states for strategic purposes, such as improving access to other commercial or personal underwriting opportunities. In choosing to write business in some states, the Company also considers the costs and benefits of those states' residual markets and guaranty funds, as well as other property and casualty business the Company writes in those states.

        Personal Insurance utilizes technology intended to maximize independent agents' ease of doing business with the Company. Automated quote transactions can be submitted online by independent agents either through Personal Insurance's proprietary platform, their own agency management platform or comparative raters (discussed in more detail in the "Competition" section that follows). Nearly all new business policies can be issued online either by using the agents' own platform or Personal Insurance's platform, both of which interface with Personal Insurance's underwriting and rating systems to monitor transactions for compliance with the company's underwriting and pricing programs. All on-line business is subject to consultative review by Personal Insurance's in-house underwriters. Audits of on-line business are conducted by an internal review team using systematic sampling across all of the Company's distribution channels.

Product Lines

        The primary coverages in Personal Insurance are personal automobile and homeowners and other insurance sold to individuals. Personal Insurance had approximately 6.4 million active policies (e.g., policies-in-force) at December 31, 2013.

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

  •
  Homeowners and Other provides protection against losses to dwellings and contents from a variety of perils (excluding flooding) as well as coverage for personal liability. The Company writes homeowners insurance for dwellings, condominiums and tenants, and rental properties. The Company also writes coverage for boats and yachts and valuable personal items such as jewelry, and also writes coverages for umbrella liability, identity fraud, and weddings and special events.

Net Retention Policy

        The following discussion reflects the Company's retention policy with respect to the Personal Insurance segment as of January 1, 2014. The Company generally retains its primary personal auto exposures in their entirety. For personal property insurance, there is an $8.0 million maximum retention per risk. Personal Insurance retains the first $10.0 million of umbrella policies and purchases facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. The Company may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Personal Insurance's direct written premiums for the states that accounted for the majority of premium volume for the year ended December 31, 2013:

State	% of Total
New York	15.6%
Texas(1)	7.6
Pennsylvania	7.6
California	6.2
New Jersey	5.2
Florida	5.0
Georgia	4.5
Virginia	4.2
Connecticut	4.2
Massachusetts	3.5
Maryland	3.5
All others(2)	32.9

Total	100.0%

(1)
The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.

(2)
No other single state accounted for 3.0% or more of the total direct written premiums written in 2013 by the Personal Insurance segment.

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

        The Agency Automobile line of business has been negatively impacted by various factors, including the use of price comparison technology by agents and brokers as discussed above. The Company has undertaken various actions to reduce costs in order to improve underwriting margins and enable it to have a more competitively-priced product. The Company's actions in response to these factors include, among other things, the reduction of certain claim adjustment and other insurance expenses, with the majority of the impact in the Agency Automobile line of business. The reduction is intended to result in savings of $140 million pre-tax per year by 2015 when fully implemented. It is also expected to result in a restructuring charge of approximately $16 million, $12 million of which was incurred in 2013. Additionally, in the fourth quarter of 2013, the Company launched a new private passenger automobile product, Quantum Auto 2.0. This product, in addition to incorporating the cost savings described above, has a lower base commission rate than the Company's existing Quantum Auto 1.0 product. These changes in cost structure are intended to enable the Company to price Quantum Auto 2.0 more competitively while generating an appropriate return. The new product was launched in 18 states by the end of 2013 and is expected to be offered in all but three states before the end of 2014. The Company currently intends that, in approved states, all new accounts will be on Quantum Auto 2.0. In addition, Quantum Auto 2.0 will also be available to agents at their discretion for existing accounts.

CLAIMS MANAGEMENT

        The Company's claim functions are managed through its Claims Services operation, with locations in the United States and in the countries where it does business. With more than 12,000 employees, Claims Services employs a diverse group of professionals, including claim adjusters, appraisers, attorneys, investigators, engineers, accountants, system specialists and training, management and support personnel. Approved external service providers, such as investigators, attorneys and, in the rare circumstances when necessary, independent adjusters and appraisers, are available for use as appropriate.

        U.S. field claim management teams located in 21 claim centers and 57 satellite and specialty-only offices in 45 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Company's business segments. Claim teams with specialized skills, required licenses, resources and workflows are matched to the unique exposures of those businesses, with local claims management dedicated to achieving optimal results within each segment. The Company's home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. This structure permits the Company to maintain the economies of scale of a large, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International, while generally provided locally by staff in the respective international locations due to local knowledge of applicable laws and regulations, is also managed by the Company's U.S. Claims Services organization to leverage that knowledge base and to share best practices.

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

        Claims Services' catastrophe response strategy is to respond to a significant catastrophic event using its own personnel, enabling it to minimize reliance on independent adjusters and appraisers. The Company has developed a large dedicated catastrophe response team and trained a large Enterprise Response Team of existing employees who can be deployed on short notice in the event of a catastrophe that generates claim volume exceeding the capacity of the dedicated catastrophe response team. In recent years, these internal resources were successfully deployed to respond to a record number of catastrophe claims.

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

        Included in reinsurance recoverables are amounts related to structured settlements, which are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company's consolidated balance sheet as a reinsurance recoverable and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as the Company retains the contingent liability to the claimant. If it is expected that the life insurance company is not able to pay, the Company would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments.

Catastrophe Reinsurance

        Catastrophes can be caused by a variety of events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis and volcanic eruptions. Catastrophes can also result from a terrorist attack (including those involving nuclear, biological, chemical or radiological events), explosions, infrastructure failures or as a consequence of political instability. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those areas that are heavily populated. The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes. In addition to the coverage provided under this treaty, the Company also utilizes catastrophe bonds, as well as a Northeast catastrophe reinsurance treaty, to protect against certain losses resulting from catastrophes in the Northeastern United States. In addition, the Company also has a general catastrophe aggregate excess-of-loss reinsurance treaty, two earthquake excess-of-loss reinsurance treaties and several reinsurance treaties specific to its international operations.

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

        The following table summarizes the Company's coverage under its General Catastrophe Reinsurance Treaty, effective for the period July 1, 2013 through June 30, 2014, as well as certain other catastrophe-related coverages, other than coverage related to the General Catastrophe Aggregate Excess-of-Loss Treaty which is described later in this section.

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

        Catastrophe Bonds.    The Company has catastrophe protection through two indemnity reinsurance agreements with Long Point Re III Ltd. (Long Point Re III), an independent Cayman Islands company licensed as a Class B insurer in the Cayman Islands. The reinsurance agreements expire in June 2015 and May 2016, respectively. Both reinsurance agreements meet the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with each reinsurance agreement, Long Point Re III issued notes (generally referred to as "catastrophe bonds") to investors in an amount equal to the full coverage provided under the respective reinsurance agreement as described below.

        On June 6, 2012, Long Point Re III completed an offering to unrelated investors of $250 million aggregate principal amount of catastrophe bonds. In connection with the offering, the Company and Long Point Re III entered into a three-year reinsurance agreement providing coverage to the Company for certain losses from a hurricane in the northeastern United States. The business covered by the reinsurance agreement comprises specified property and related coverages in the Company's Personal Insurance segment, and within the "Select Accounts" and the "Commercial Accounts" business groups within the Company's Business Insurance segment. Covered losses under the agreement are limited to the following geographic locations: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Vermont. The proceeds of the offering were deposited in a reinsurance trust account. The attachment point, maximum limit and insurance percentage are reset annually to maintain modeled probabilities of attachment and expected loss on the respective catastrophe bonds equal to the initial modeled probabilities of attachment and expected loss. The attachment point, maximum limit and insurance percentage were reset in April 2013. Accordingly, for the period May 1, 2013 through April 30, 2014, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the losses in the covered area for a single occurrence reach an initial attachment amount of $1.817 billion. The full $250 million coverage amount is available on a proportional basis until covered losses reach a maximum $2.427 billion.

        On May 16, 2013, Long Point Re III completed a second offering to unrelated investors of $300 million aggregate principal amount of catastrophe bonds. In connection with the offering, the Company and Long Point Re III entered into a three-year reinsurance agreement providing for coverage up to $300 million for losses from a Northeast hurricane. The business covered by the reinsurance agreement is a subset of the Company's overall insurance portfolio, comprising property insurance and related coverages spread across the following geographic locations: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Vermont. The coverage is limited to specified property coverage written in the Company's Personal Insurance segment, and within the "Select Accounts" and the "Commercial Accounts" market groups within the Company's Business Insurance segment. Coverage under the agreement is limited to losses from hurricanes and is initially subject to a $1.25 billion retention per occurrence, after which the Company is entitled to recover up to $300 million on a proportional basis until covered losses reach a maximum $1.80 billion limit. The attachment point and maximum limit will be reset annually, with the ability of the Company to adjust the expected loss of the coverage layer (the difference between the attachment point and the maximum limit) within a predetermined range. Similar to the first arrangement with Long Point Re III, the proceeds of the offering were deposited in a separate reinsurance trust account.

        Under the terms of both reinsurance agreements, the Company is obligated to pay annual reinsurance premiums to Long Point Re III for the reinsurance coverage. Amounts payable to the Company under both reinsurance agreements with respect to any covered event cannot exceed the Company's actual losses from such event. The principal amount of the respective catastrophe bond will be reduced by any amounts paid to the Company under the respective reinsurance agreement.

        As with any reinsurance agreement, there is credit risk associated with collecting amounts due from reinsurers. With regard to Long Point Re III, the credit risk is mitigated by reinsurance trust accounts that have been funded by Long Point Re III with money market funds that invest solely in direct government obligations and obligations backed by the U.S. government with maturities of no more than 13 months. The money market funds must have a principal stability rating of at least AAAm by Standard & Poor's on the issuance date of the bonds and thereafter must be rated by Standard & Poor's. Other permissible investments include money market funds which invest in repurchase and reverse repurchase agreements collateralized by direct government obligations and obligations of any agency backed by the U.S. government with terms of no more than 397 calendar days, and cash.

        At the time the agreements were entered into with Long Point Re III, the Company evaluated the applicability of the accounting guidance that addresses variable interest entities or VIEs. Under this guidance, an entity that is formed for business purposes is considered a VIE if: (a) the equity investors lack the direct or indirect ability through voting rights or similar rights to make decisions about an entity's activities that have a significant effect on the entity's operations, or (b) the equity investors do not provide sufficient financial resources for the entity to support its activities. Additionally, a company that absorbs a majority of the expected losses from a VIE's activities or is entitled to receive a majority of the entity's expected residual returns, or both, is considered to be the primary beneficiary of the VIE and is required to consolidate the VIE in the company's financial statements.

        As a result of the evaluation of the reinsurance agreements with Long Point Re III, the Company concluded that it was a VIE because the conditions described in items (a) and (b) above were present. However, while Long Point Re III was determined to be a VIE, the Company concluded that it did not have a variable interest in the entity, as the variability in its results, caused by the reinsurance agreements, is expected to be absorbed entirely by the investors in the catastrophe bonds issued by Long Point Re III and residual amounts earned by it, if any, are expected to be absorbed by the equity investors (the Company has neither an equity nor a residual interest in Long Point Re III).

        Accordingly, the Company is not the primary beneficiary of Long Point Re III and does not consolidate that entity in the Company's consolidated financial statements. Additionally, because the Company has no intention to pursue any transaction that would result in it acquiring interest in and becoming the primary beneficiary of Long Point Re III, the consolidation of that entity in the Company's consolidated financial statements in future periods is unlikely.

        The Company has not incurred any losses that have resulted or are expected to result in a recovery under the Long Point Re III agreements since their inception.

        Northeast General Catastrophe Reinsurance Treaty.    In addition to its general catastrophe treaty and its multi-year catastrophe bonds, the Company also is party to a northeast general catastrophe reinsurance treaty which provides up to $600 million of coverage, subject to a $2.25 billion retention, for certain losses arising from hurricanes, tornados, hail storms, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2013 through June 30, 2014. Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

        General Catastrophe Aggregate Excess-of-Loss Reinsurance Treaty.    For the period January 1, 2014 to December 31, 2014, the Company has entered into a reinsurance agreement that covers the accumulation of certain property losses arising from multiple occurrences. For each occurrence, qualifying losses are 90% of $1.4 billion in excess of $100 million. The treaty covers aggregate qualifying losses during 2014 for 40% of $1.0 billion in excess of $1.5 billion. The treaty covers all of the Company's exposures in the United States and Canada and their possessions, and waters contiguous thereto, the Caribbean and Mexico.

        Business Insurance Earthquake Excess-of-Loss Reinsurance Treaty.    For the period July 1, 2013 through June 30, 2014, the Company has entered into an earthquake excess-of-loss treaty that provides for up to $200 million of coverage, subject to a $160 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by the National Property, Technology and Public Sector business units and the Commercial Accounts market group.

        Personal Insurance Earthquake Excess-of-Loss Reinsurance Treaty.    For the period January 1, 2014 through December 31, 2014, the Company has entered into an earthquake excess-of-loss treaty that provides for up to $200 million of coverage, subject to a $150 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by the Company's Personal Insurance segment.

        Dominion Property and Automobile Physical Damage Catastrophe Excess-of-Loss Reinsurance Contract.    This contract, effective for the period January 1, 2014 through and including June 30, 2014, covers the accumulation of net property losses arising out of one occurrence which may accrue to Dominion. The treaty covers all of Dominion's habitational property, commercial property and auto physical damages exposures with respect to risks located in Canada, written for Canadian insureds, including such insureds' interests abroad. The treaty provides coverage for 100% of loss retained by Dominion in excess of $15 million, up to $700 million.

        Other International Reinsurance Treaties.    For other business underwritten in Canada, as well as for business written in the United Kingdom, Republic of Ireland and in the Company's operations at Lloyd's, separate reinsurance protections are purchased locally that have lower net retentions more commensurate with the size of the respective local balance sheet. The Company conducts an ongoing review of its risk and catastrophe coverages and makes changes as it deems appropriate.

        Terrorism Risk Insurance Program.    The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism. The current program has been authorized through 2014. For a further description of the program, including the Company's estimated deductible under the program in 2014, see note 5 of notes to the Company's consolidated financial statements and "Item 1A—Risk Factors—Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance."

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

Discounting

        The claims and claim adjustment expense reserves for most long-term disability and annuity claim payments, primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, were discounted to the present value of estimated future payments using a rate of

5% at both December 31, 2013 and 2012. These discounted reserves totaled $2.21 billion and $2.01 billion at December 31, 2013 and 2012, respectively.

Claims and Claim Adjustment Expense Development Table

        The table that follows sets forth the year-end reserves from 2003 through 2013 and the subsequent changes in those reserves, presented on a historical basis. The original estimates, cumulative amounts paid and re-estimated reserves in the table for 2003 have not been restated to reflect the acquisition by Travelers Property Casualty Corp. (TPC) of The St. Paul Companies, Inc. (SPC) in 2004 (referred to hereafter as the Merger). The table includes SPC reserves beginning at December 31, 2004. In addition, the original estimates, cumulative amounts paid and re-estimated reserves in the table for 2003 through 2012 have not been restated to reflect the acquisition of Dominion in November 2013. The table includes Dominion's reserves beginning at December 31, 2013.

        The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The data in the table is not accident year data, but rather a display of 2003 to 2013 year-end reserves and the subsequent changes in those reserves.

        For instance, the "cumulative deficiency (redundancy)" shown in the table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 2003 included $4 million for a loss that is finally paid in 2007 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million) would be included in the cumulative deficiencies in each of the years 2003 to 2006 shown in the accompanying table.

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

(at December 31, in millions)	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Reserves for claims and claim adjustment expense originally estimated	$24,055	$41,446	$42,895	$42,844	$43,098	$41,312	$40,941	$40,255	$40,919	$40,634	$41,585
Cumulative amounts paid as of
One year later	4,651	8,871	8,632	7,417	8,146	7,519	7,748	7,653	8,326	8,416
Two years later	8,686	14,666	13,837	13,181	12,798	12,454	12,374	12,567	13,447
Three years later	11,541	18,733	18,466	16,545	16,264	15,668	15,708	16,081
Four years later	13,708	22,514	21,025	19,113	18,524	18,053	18,126
Five years later	15,574	24,572	22,992	20,820	20,244	19,824
Six years later	16,624	26,189	24,423	22,205	21,609
Seven years later	17,558	27,469	25,616	23,381
Eight years later	18,320	28,557	26,675
Nine years later	18,988	29,543
Ten years later	19,602
Reserves re-estimated as of
One year later	24,222	41,706	42,466	42,172	41,373	39,863	39,524	39,413	39,845	39,690
Two years later	25,272	42,565	42,311	40,837	39,925	38,640	38,421	38,393	38,964
Three years later	26,042	42,940	41,692	39,739	38,842	37,613	37,539	37,576
Four years later	26,501	43,148	40,855	38,734	38,223	36,892	36,889
Five years later	26,803	42,655	40,026	38,409	37,716	36,361
Six years later	26,619	42,068	39,849	38,134	37,323
Seven years later	26,342	42,019	39,694	37,858
Eight years later	26,382	41,987	39,518
Nine years later	26,431	41,942
Ten years later	26,455
Cumulative deficiency (redundancy)	2,400	496	(3,377)	(4,986)	(5,775)	(4,951)	(4,052)	(2,679)	(1,955)	(944)
Gross liability—end of year	$34,760	$59,438	$61,461	$59,677	$58,094	$55,121	$53,529	$51,537	$51,353	$50,888	$50,865
Reinsurance recoverables	10,705	17,992	18,566	16,833	14,996	13,809	12,588	11,282	10,434	10,254	9,280

Net liability—end of year	$24,055	$41,446	$42,895	$42,844	$43,098	$41,312	$40,941	$40,255	$40,919	$40,634	$41,585

Gross re-estimated liability-latest	$37,517	$59,672	$57,336	$53,229	$50,927	$48,579	$48,055	$47,892	$48,787	$50,071
Re-estimated reinsurance recoverables-latest	11,062	17,730	17,818	15,371	13,604	12,218	11,166	10,316	9,823	10,381

Net re-estimated liability-latest	$26,455	$41,942	$39,518	$37,858	$37,323	$36,361	$36,889	$37,576	$38,964	$39,690

Gross cumulative deficiency (redundancy)	$2,757	$234	$(4,125)	$(6,448)	$(7,167)	$(6,542)	$(5,474)	$(3,645)	$(2,566)	$(817)

        For the year 2003, the table excludes reserves of SPC, which were acquired in the Merger on April 1, 2004. Accordingly, the reserve development (net reserves for claims and claim adjustment expense re-estimated as of subsequent years less net reserves recorded at the end of the year, as originally estimated) for 2003 relates only to losses recorded by TPC and does not include reserve development recorded by SPC. For 2004 and subsequent years, the table includes SPC reserves acquired and subsequent development recorded on those reserves. At December 31, 2004, SPC gross reserves were $23,274 million, and net reserves were $15,959 million. For years prior to 2013, the table excludes reserves of Dominion, which were acquired by the Company on November 1, 2013. Accordingly, the reserve development for years prior to 2013 does not include reserve development recorded by Dominion. At December 31, 2013, Dominion's gross reserves were $2,110 million, and net reserves were $1,779 million.

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

        The gross and net cumulative deficiency (redundancy) by calendar year as set forth in the table above includes the following impact of unfavorable prior year reserve development related to asbestos and environmental claims and claim adjustment expenses, in millions:

Asbestos	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Gross	$1,832	$2,103	$1,269	$1,072	$1,073	$1,003	$818	$556	$361	$190
Net	$1,709	$1,922	$1,091	$935	$935	$865	$680	$540	$365	$190
Environmental	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Gross	$797	$773	$756	$648	$466	$381	$296	$251	$171	$72
Net	$745	$756	$726	$606	$421	$336	$266	$231	$155	$65

Reserves on Statutory Accounting Basis

        At December 31, 2013, 2012 and 2011, claims and claim adjustment expense reserves (net of reinsurance) shown in the preceding table, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves), were $17 million higher, $22 million lower and $20 million higher, respectively, than those reported in the Company's respective annual reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves).

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

INTERCOMPANY REINSURANCE POOLING ARRANGEMENTS

        Most of the Company's domestic insurance subsidiaries are members of an intercompany property and casualty reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's policyholders' surplus rather than just on its own policyholder surplus. Under such arrangements, the members share substantially all insurance business that is written and allocate the combined premiums, losses and expenses.

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

        Additionally, a downgrade in one or more of the Company's debt ratings could adversely impact the Company's ability to access the capital markets and other sources of funds, including in the syndicated bank loan market, and/or result in higher financing costs. For example, downgrades in the Company's debt ratings could result in higher interest expense under the Company's revolving credit agreement (under which the cost of borrowing could range from LIBOR plus 87.5 basis points to LIBOR plus 150 basis points, depending on the Company's debt ratings), the Company's commercial paper program, or in the event that the Company were to access the capital markets by issuing debt or similar types of securities. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a discussion of the Company's revolving credit agreement and commercial paper program. The Company considers the level of increased cash funding requirements in the event of a ratings downgrade as part of the evaluation of the Company's liquidity requirements. The Company currently believes that a one- to two-notch downgrade in its debt ratings would not result in a material increase in interest expense under its existing credit agreement and commercial paper programs. In addition, the Company considers the impact of a ratings downgrade as part of the evaluation of its common share repurchases.

Claims—Paying Ratings

        The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Insurance Company of Canada and Travelers Insurance

Company Limited as of February 13, 2014. The table presents the position of each rating in the applicable agency's rating scale.

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

Debt Ratings

        The following table summarizes the current debt, trust preferred securities and commercial paper ratings of the Company and its subsidiaries as of February 13, 2014. The table also presents the position of each rating in the applicable agency's rating scale.

	A.M. Best	Moody's	S&P	Fitch
Senior debt	a (6th of 22)	A2 (6th of 21)	A (6th of 22)	A (6th of 22)
Subordinated debt	a- (7th of 22)	A3 (7th of 21)	A- (7th of 22)	BBB+ (8th of 22)
Junior subordinated debt	bbb+ (8th of 22)	A3 (7th of 21)	BBB+ (8th of 22)	BBB+ (8th of 22)
Trust preferred securities	bbb+ (8th of 22)	A3 (7th of 21)	BBB+ (8th of 22)	BBB+ (8th of 22)
Commercial paper	AMB-1 (2nd of 6)	P-1 (1st of 4)	A-1 (2nd of 10)	F-1 (2nd of 8)

Rating Agency Actions

        The following rating agency actions were taken with respect to the Company from March 1, 2013 (the date on which the Company filed its Amended Annual Report on Form 10-K/A for the year ended December 31, 2012), through February 7, 2014:

  •
  On May 22, 2013, S&P affirmed all ratings of the Company. The outlook for all ratings is stable.

  •
  On May 30, 2013, A.M. Best affirmed all ratings of the Company. The outlook for all ratings of the Company was revised to positive from stable (except the outlooks for The Premier Insurance Company of Massachusetts, First Trenton Indemnity Company and First Florida Auto and Home Insurance Company, all of which remained stable).

  •
  On June 10, 2013, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

  •
  On October 1, 2013, A.M. Best withdrew its "A" financial strength rating and "a" issuer credit rating for First Trenton Indemnity Company (First Trenton) as a result of First Trenton's merger into an affiliate company, The Travelers Indemnity Company, a member of the Travelers Reinsurance Pool.

  •
  On November 15, 2013, A.M. Best affirmed the financial strength rating of "A" for Travelers Insurance Company Limited. The outlook for this rating is stable.

  •
  On January 16, 2014, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

INVESTMENT OPERATIONS

        The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds. The Company closely monitors the duration of its fixed maturity investments, and the Company's investment purchases and sales are executed with the objective of having adequate funds available to satisfy its insurance and debt obligations. Generally, the expected principal and interest payments produced by the Company's fixed maturity portfolio adequately fund the estimated runoff of the Company's insurance reserves. The Company's management of the duration of the fixed maturity investment portfolio, including its use of Treasury futures at times, has produced a duration that is less than the estimated duration of the Company's net insurance liabilities. In 2013, the estimated average effective duration of the Company's portfolio of fixed maturity and short-term security investments increased, primarily reflecting the impact of an increase in interest rates during the year. By the end of the second quarter of 2013, based upon the outlook for interest rates as compared to the carrying cost of its short positions in U.S. Treasury futures, the Company closed all of these positions, which it had used to manage the duration of its fixed maturity portfolio to reduce the Company's exposure to a decrease in its book value resulting from an increase in interest rates. During the second half of 2013, the Company did not enter into any U.S. Treasury futures contracts. The Company has also recently experienced an increase in the estimated average duration of its net insurance liabilities, primarily reflecting the impact of declining market interest rates and, to a lesser degree, an increase in the proportion of workers' compensation insurance reserves as a component of total insurance reserves. The substantial amount by which the fair value of the fixed maturity portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, contributes to the Company's ability to fund claim payments without having to sell illiquid assets or access credit facilities.

        The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures. These investment classes have the potential for higher returns but also involve varying degrees of risk, including less stable rates of return and less liquidity.

        See note 3 of notes to the Company's consolidated financial statements for additional information regarding the Company's investment portfolio.

REGULATION

U.S. State and Federal Regulation

        TRV's domestic insurance subsidiaries are collectively licensed to transact insurance business in all U.S. states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands and are subject to regulation in the various states and jurisdictions in which they transact business. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. The regulation, supervision and administration relate, among other things, to standards of solvency that must be met and maintained, the licensing of insurers and their agents, the nature of and limitations on investments, premium rates, restrictions on the size of risks that may be insured under a single policy, reserves and provisions for unearned premiums, losses and other obligations, deposits of securities for the benefit of policyholders, approval of policy forms and the regulation of market conduct, including the use of credit information in underwriting as well as other underwriting and claims practices. In addition, many states have enacted variations of competitive ratemaking laws, which allow insurers to set certain premium rates for certain classes of insurance without having to obtain the prior approval of the state insurance department. State insurance departments also conduct periodic examinations of the financial condition and market conduct of insurance companies and require the filing of financial and other reports on a quarterly and annual basis.

        State insurance regulation continues to evolve in response to the changing economic and business environment as well as efforts by regulators internationally to develop a consistent approach to regulations. These changes are evidenced by the recent incorporation of supervisory colleges into the U.S. regulatory framework. A supervisory college is a forum of the regulators having jurisdictional authority over a holding company's various insurance subsidiaries, including foreign insurance subsidiaries, convened to meet with the insurer's executive management, to evaluate the insurer from both a group-wide and legal-entity basis. Some of the items evaluated during the colleges include the insurer's business strategies, enterprise risk management and corporate governance.

        Insurance Regulation Concerning Dividends from Insurance Subsidiaries.    TRV's principal domestic insurance subsidiaries are domiciled in the state of Connecticut. The Connecticut insurance holding company laws require notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend from an insurance subsidiary that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurance subsidiary's policyholders' surplus as of the preceding December 31, or the insurance subsidiary's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices.

        The insurance holding company laws of other states in which TRV's domestic insurance subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends.

        Rate and Rule Approvals.    TRV's domestic insurance subsidiaries are subject to each state's laws and regulations regarding rate and rule approvals. The applicable laws and regulations are used by states to establish standards to ensure that rates are not excessive, inadequate, unfairly discriminatory or used to engage in unfair price competition. An insurer's ability to increase rates and the relative timing of the process are dependent upon each respective state's requirements.

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

        Assessments for Guaranty Funds and Second-Injury Funds and Other Mandatory Pooling and Reinsurance Arrangements.    Virtually all states require insurers licensed to do business in their state, including TRV's domestic insurance subsidiaries, to bear a portion of the loss suffered by some claimants because of the insolvency of other insurers. Many states also have laws that establish second-injury funds to provide compensation to injured employees for aggravation of a prior condition or injury.

        TRV's domestic insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers' compensation, automobile insurance, property windpools in states prone to property damage from hurricanes, and FAIR plans, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase that coverage in the voluntary market.

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

        Based on preliminary 2013 IRIS ratios calculated by the Company for its lead domestic insurance subsidiaries, The Travelers Indemnity Company and St. Paul Fire and Marine Insurance Company had results outside the normal range for one IRIS ratio due to the size of their investments in certain non-fixed maturity securities. Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries.

        In 2012, The Travelers Indemnity Company and St. Paul Fire and Marine Insurance Company had results outside the normal range for one IRIS ratio due to the size of their investments in certain non-fixed maturity securities.

        Management does not anticipate regulatory action as a result of the 2013 IRIS ratio results for the lead insurance subsidiaries or their insurance subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

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

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirement. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2013, all of TRV's domestic insurance subsidiaries had total adjusted capital in excess of the RBC requirement.

        Investment Regulation.    Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications. At December 31, 2013, the Company was in compliance with these laws and regulations.

International Regulation

        TRV's insurance subsidiaries based in Canada and the Canadian branch of one of the Company's U.S. insurance subsidiaries are regulated by the Office of the Superintendent of Financial Institutions under provisions of the Insurance Companies Act. These Canadian subsidiaries and the Canadian branch are also subject to provincial insurance legislation which regulates pricing, underwriting, coverage and claim conduct, in varying degrees by province and by product line.

        TRV's insurance subsidiaries based in the United Kingdom are regulated by two regulatory bodies, The Prudential Regulation Authority (PRA) and The Financial Conduct Authority (FCA). The PRA's primary objective is to promote the safety and soundness of insurers for the protection of policyholders, while the FCA has three operational objectives: (i) to secure an appropriate degree of protection for consumers, (ii) to protect and enhance the integrity of the UK financial system, and (iii) to promote effective competition in the interests of consumers. TRV's insurance operations in the Republic of Ireland are conducted through the Irish branch of Travelers Insurance Company Limited which is regulated by the Insurance Supervision Departments of the Central Bank of Ireland (as to conduct) and also by the PRA.

        TRV's managing agency (Travelers Syndicate Management Ltd.) of its Lloyd's syndicate (Travelers Syndicate 5000) is also regulated by the PRA and the FCA, which have delegated certain regulatory responsibilities to the Council of Lloyd's. Travelers Syndicate 5000 is able to write business in over 75 jurisdictions throughout the world by virtue of Lloyd's international licenses. In each such jurisdiction, the policies written by Travelers Syndicate Management Ltd., as part of Lloyd's, are subject to the laws and insurance regulation of that jurisdiction. Travelers Underwriting Agency Limited, which as an insurance intermediary is regulated by the FCA, produces insurance business for Travelers Syndicate 5000.

        A TRV subsidiary, Travelers Casualty and Surety Company, has a representative office in China. The representative office is regulated by the China Insurance Regulatory Commission. A TRV subsidiary, TCI Global Services, Inc., has a liaison office in India. Insurance business in India is regulated by the Insurance Regulatory and Development Authority. TRV has a 49.5% investment in JMalucelli, a joint venture holding company in Brazil. JMalucelli's subsidiaries operate in the insurance and reinsurance business in Brazil and are regulated by the Superintendencia de Seguros Privados.

        Regulators in these jurisdictions require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies in force.

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

        Two of TRV's insurance subsidiaries and its operations at Lloyd's are domiciled in the United Kingdom. Insurers in the United Kingdom are subject to change of control restrictions in the Financial Services Act of 2012, including approval of the PRA and FCA. Some of TRV's other insurance subsidiaries are domiciled in, or authorized to conduct insurance business in, Canada. Authorized insurers in Canada are subject to change of control restrictions in Section 407 of the Insurance Companies Act, including approval of the Office of the Superintendent of Financial Institutions. JMalucelli and its subsidiaries are subject to change of control and other share transfer restrictions and requirements in insurance laws and regulations in Brazil, mainly in Decree 73/1966 and CNSP Resolution no. 166/2007, which may include the need for prior approval of the insurance regulator, Superintendencia de Seguros Privados.

        These requirements may deter, delay or prevent transactions affecting the control of or the ownership of common stock, including transactions that could be advantageous to TRV's shareholders.

Regulatory Developments

        For a discussion of domestic and international regulatory developments, see Part I—Item 1A—Risk Factors including "Changes in federal regulation could impose significant burdens on us and otherwise adversely impact our results" and "New regulations outside of the U.S., including in the European Union, could adversely impact our results of operations and limit our growth."

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

        In addition to the day-to-day ERM activities within the Company's business units, other key internal risk management functions include the Management and Operating Committees (comprised of the Company's Chief Executive Officer and the other most senior members of management), the Enterprise and Underwriting Risk Committees of management, the Credit Committee, the Chief Compliance Officer, the Corporate Actuarial group, the Corporate Audit group, the Accounting Policy group, the Enterprise Underwriting group and many others. A senior executive oversees the ERM process. The mission of this executive is to facilitate risk assessment and to collaborate in implementing effective risk management strategies throughout the Company. Another strategic ERM objective of this executive includes working across the Company to enhance effective and realistic risk modeling capabilities as part of the Company's overall effort to understand and manage its portfolio of risks to be within its risk appetite. Board oversight of ERM is provided by the Risk Committee of the board of directors, which reviews the strategies, processes and controls pertaining to the Company's insurance operations and oversees the implementation, execution and performance of the Company's ERM program.

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

Employees

        At December 31, 2013, the Company had approximately 30,800 employees. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements.

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

Intellectual Property

        The Company relies on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect its intellectual property. With respect to trademarks specifically, the Company has registrations in many countries, including the United States, for material trademarks, including the TRAVELERS name and its iconic umbrella logo. The Company intends to retain material trademark rights in perpetuity, so long as it satisfies the use and registration requirements of all applicable countries. The Company regards its trademarks as highly valuable assets in marketing its products and services and vigorously seek to protect them against infringement. See "Item 1A—Risk Factors—Intellectual property is important to our business, and we may be unable to protect and enforce our own intellectual property or we may be subject to claims for infringing on the intellectual property of others."

Recent Transactions

        For information regarding recent transactions of the Company, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

Company Website, Social Media and Availability of SEC Filings

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

        From time to time, the Company may use its website and/or social media outlets, such as Facebook and Twitter, as distribution channels of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company's website at http://investor.travelers.com, its Facebook page at http://www.facebook.com/travelers and its Twitter account (@TRV_Insurance) at http://www.twitter.com/TRV_Insurance. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the "Email Alert Service" section at http://investor.travelers.com.

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

Combined ratio (SAP and GAAP)

For SAP, it is the sum of the SAP loss and LAE ratio and the SAP underwriting expense ratio as defined in the statutory financial statements required by insurance regulators. The GAAP combined ratio is the equivalent of, and is calculated in the same manner as, the SAP combined ratio except that the SAP underwriting expense ratio is based on net written premium and the GAAP underwriting expense ratio is based on net earned premiums.

The GAAP combined ratio as used in this Annual Report on Form 10-K is an indicator of the Company's underwriting discipline, efficiency in acquiring and servicing its business and overall underwriting profitability. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

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

Excess and surplus lines insurance

Insurance for risks not covered by standard insurance due to the unique nature of the risk. Risks could be placed in excess and surplus lines markets due to any number of characteristics, such as loss experience, unique or unusual exposures, or insufficient experience in business. Excess and surplus lines are less regulated by the states, allowing greater flexibility to design specific insurance coverage and negotiate pricing based on the risks to be secured.

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
Loss and LAE ratio (SAP and GAAP)

For SAP, it is the ratio of incurred losses and loss adjustment expenses less certain administrative services fee income to net earned premiums as defined in the statutory financial statements required by insurance regulators. The GAAP ratio is calculated in the same manner as the SAP ratio.

The GAAP loss and LAE ratio as used in this Annual Report on Form 10-K is an indicator of the Company's underwriting discipline and underwriting profitability.
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
Underlying GAAP combined ratio

The sum of the underlying GAAP loss and LAE ratio and the underlying GAAP underwriting expense ratio. The underlying GAAP combined ratio is an indicator of the Company's underwriting discipline and underwriting profitability for the current accident year.

Underlying GAAP loss and LAE ratio

The GAAP loss and LAE ratio, excluding the impact of catastrophe losses and prior year reserve development. The underlying GAAP loss and LAE ratio is an indicator of the Company's underwriting discipline and underwriting profitability for the current accident year.

Underlying GAAP underwriting expense ratio	The GAAP underwriting expense ratio, excluding the impact of catastrophe losses.
Underlying underwriting margin	Net earned premiums and fee income less claims and claim adjustment expenses (excluding catastrophe losses and prior year reserve development) and insurance-related expenses.
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

Underwriting expense ratio (SAP and GAAP)

For SAP, it is the ratio of underwriting expenses incurred (including commissions paid), less certain administrative services fee income and billing and policy fees, to net written premiums as defined in the statutory financial statements required by insurance regulators. For GAAP, it is the ratio of underwriting expenses (including the amortization of deferred acquisition costs), less certain administrative services fee income and billing and policy fees, to net earned premiums.

The GAAP underwriting expense ratio as used in this Annual Report on Form 10-K is an indicator of the Company' s efficiency in acquiring and servicing its business.
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

        Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.    Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis and volcanic eruptions. Catastrophes can also be man-made, such as a terrorist attack (including those involving nuclear, biological, chemical or radiological events), explosions, infrastructure failures or a consequence of political instability. The geographic distribution of our business subjects us to catastrophe exposures in the United States, which include, but are not limited to: hurricanes from Maine through Texas; tornadoes throughout the Central, Mid-Atlantic and Southeastern regions of the United States; earthquakes in California, the New Madrid region and the Pacific Northwest region of North America; wildfires, particularly in the Southwest; and terrorism in major cities in the United States. In addition, our international operations subject us to catastrophe exposures in Canada, the United Kingdom and the Republic of Ireland, as well as to a variety of world-wide catastrophe exposures through our Lloyd's operations, and in Brazil through our joint venture investment.

        The incidence and severity of catastrophes are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Severe weather events over the last several years have underscored the unpredictability of future climate trends, and potentially changing climate conditions could add to the frequency and severity of natural disasters and create additional uncertainty as to future trends and exposures. For example, over the last decade, hurricane activity has impacted areas further inland than previously experienced, thus expanding the Company's potential for losses from hurricanes. Additionally, both the frequency and severity of tornado and hail storms in the United States have been greater in recent years. Moreover, we could experience more than one highly severe catastrophic event in any given period.

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

        States have from time to time passed legislation, and regulators have taken action, that have the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from reducing exposures or withdrawing from catastrophe-prone areas or mandating that insurers participate in residual markets. Participation in residual market mechanisms has resulted in, and may continue to result in, significant losses or assessments to insurers, including us, and, in certain states, those losses or assessments may not be commensurate with our direct catastrophe exposure in those states. If our competitors leave those states having residual market mechanisms, remaining insurers, including us, may be subject to significant increases in losses or assessments following a catastrophe. In addition, following catastrophes, there are sometimes legislative and administrative initiatives and court decisions that seek to expand insurance coverage for catastrophe claims beyond the original intent of the policies or seek to prevent the application of deductibles. Also, our ability to adjust terms, including deductible levels, or to increase pricing to the extent necessary to offset rising costs of catastrophes, particularly in the Personal Insurance segment, requires approval of regulatory authorities of certain states. Our ability or our willingness to manage our catastrophe exposure by raising prices, modifying underwriting terms or reducing exposure to certain geographies may be limited due to considerations of public policy, the evolving political environment and/or changes in the general economic climate. We also may choose to write business in catastrophe-prone areas that we might not otherwise write for strategic purposes, such as improving our access to other underwriting opportunities.

        There are also factors that impact the estimation of ultimate costs for catastrophes. For example, the estimation of claims and claim adjustment expense reserves related to hurricanes can be affected by the inability to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the claims and claim adjustment expense reserves. Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; infrastructure disruption; fraud; the effect of mold damage; business interruption costs; and reinsurance collectability. In recent years, increased late reporting of weather-related losses by claimants, particularly losses from hail damage, has led to higher costs than we previously expected. The timing of a catastrophe's occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating claims and claim adjustment expense reserves for that reporting period. The estimates related to catastrophes are adjusted in subsequent periods as actual claims emerge and additional information becomes available.

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

        In addition, coverage in our reinsurance program for terrorism is limited. Although the Terrorism Risk Insurance Program provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations. Under this program, once our losses exceed 20% of our commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us for 85% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $2.35 billion for 2014. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. The program is due to expire at the end of 2014; however, legislation to extend the program has been introduced in Congress. It is possible that Congress could decide not to renew the program or could otherwise modify or eliminate the program, which could adversely affect our business by increasing our exposure to terrorism losses, or by lowering our business volume through efforts to avoid that exposure.

        Because of the risks set forth above, catastrophes such as those caused by various natural events or man-made events such as a terrorist attack, including "unconventional" acts of terrorism involving nuclear, biological, chemical or radiological events, could materially and adversely affect our results of operations, financial position and/or liquidity. Further, we may not have sufficient resources to respond to claims arising from a high frequency of high severity natural catastrophes and/or of man-made catastrophic events involving conventional means. In addition, while we seek to manage our exposure to man-made catastrophic events involving conventional means, we may not have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving nuclear, biological, chemical or radiological means.

        During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected.    Over the past seven years and particularly during the financial crisis, worldwide financial markets have experienced significant disruption. During a portion of this period, the United States and many other economies experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of certain investments and decreased economic activity. While economic conditions have generally stabilized and improved, there is continued uncertainty regarding the duration and strength of the economic recovery. Even if growth continues, it may be at a slow rate for an extended period of time, and other economic conditions, such as employment rates, may continue to be weak.

        Furthermore, financial markets may again experience significant and prolonged disruption. In recent years, the federal government, particularly the Federal Reserve, has taken extraordinary steps to stabilize financial markets, encourage economic growth and keep interest rates low. While inflation has recently been limited and that trend may continue, it is possible that the steps taken by the federal government to stabilize financial markets and improve economic conditions could lead to an inflationary environment. Further, such steps may be ineffective and, in the case of the Federal Reserve, actual or anticipated efforts to continue to unwind some of such steps (including the so-called "tapering" of quantitative easing) could disrupt financial markets and/or could adversely impact the value of our investment portfolio or general economic conditions.

        Economic uncertainty has been exacerbated in recent years by the increased potential for default by one or more European sovereign debt issuers, the potential partial or complete dissolution of the Eurozone and its common currency and the negative impact of such events on global financial institutions and capital markets generally. Actions or inactions of European governments may impact these actual or perceived risks. In the U.S. during 2011, one rating agency downgraded the U.S.'s long-term debt credit rating from AAA. Future actions or inactions of the United States government, including a failure to increase the government debt limit or a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets, including capital markets. Further, issues related to the U.S. Federal budget and taxes, implementation of the Affordable Care Act and the regulatory environment have added to the uncertainty regarding economic conditions generally.

        If economic conditions deteriorate, or if financial markets experience significant disruption, it could materially adversely affect our results of operations, financial position and/or liquidity. Several of the risk factors discussed below identify risks that result from, or are exacerbated by, an economic slowdown or financial disruption. These include risks discussed below related to our investment portfolio, reinsurance arrangements, other credit exposures, our estimates of claims and claim adjustment expense reserves, emerging claim and coverage issues, the competitive environment, regulatory developments and the impact of rating agency actions. You should also refer to "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations", particularly the "Outlook" section.

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

        As discussed above, it is possible that steps taken by the federal government to stabilize the economy could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered "long tail", such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. In addition, inflationary pressures in medical costs may be increased by the healthcare reform legislation and its implementation. The estimation of claims and claim adjustment expense reserves may also be more difficult during times of adverse or uncertain economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims or delays in the reporting of claims.

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

        Our investment portfolio may suffer reduced returns or material realized or unrealized losses.    Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 93% of the carrying value of our investment portfolio as of December 31, 2013. Changes in interest rates caused by inflation or other factors (inclusive of credit spreads) affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments (including those purchased to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value. During 2013, the net unrealized gain in our fixed income portfolio declined from $4.56 billion to $1.76 billion as interest rates increased. It is possible that further increases in interest rates (inclusive of credit spreads) could result in further declines in that unrealized gain position or even result in an unrealized loss, thereby adversely impacting our book value. Notwithstanding increases in interest rates in 2013, interest rates in recent years have been and remain at very low levels relative to historical experience, and it is possible that rates may remain at low levels for a prolonged period. The value of our fixed maturity and short-term investments is also subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer's payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses. During an economic downturn, fixed maturity and short-term investments could be subject to a higher risk of default.

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

  •
  The prolonged economic downturn that began in 2008, and the limited economic recovery that has followed, has resulted in many states and local governments operating under deficits or projected deficits. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of our municipal bond portfolio. These deficits may be exacerbated by the impact of unfunded pension plan obligations and other postretirement obligations or by declining municipal tax bases and revenues in times of financial stress.

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

        A substantial portion of our fixed maturity portfolio will mature within the next few years. Approximately 40% of the fixed maturity portfolio is expected to mature over the next three years (this includes the early redemption of bonds, assuming interest rates (including credit spreads) do not rise significantly by applicable call dates). For a schedule of the contractual maturities of our fixed maturity portfolio by year for the next several years, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio." Of that maturing portfolio, a substantial amount includes municipal bonds that have been pre-refunded with U.S. treasury securities. As a result, even if our investment strategy does not significantly change over the next few years, the overall yield on and composition of our portfolio could be meaningfully impacted by the types of investments available for reinvestment with the proceeds of matured bonds. For example, if yields remain low when we reinvest such proceeds, our future net investment income would be adversely affected. In addition, depending on the specific bonds available for purchase at the time of re-investment, the mix of specific issuers in our fixed-income and municipal bond portfolio will change. As a result, the overall credit profile and other aspects of our portfolio could be adversely impacted. Also, a decrease in municipal bonds that have been pre-refunded with U.S. Treasury securities could reduce the credit quality of our portfolio.

        Our portfolio has benefited from tax exemptions and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Changes in these laws could adversely impact the value of our investment portfolio. See "Changes in U.S. tax laws or in the tax laws of other jurisdictions in which we operate could adversely impact us" below.

        Our investment portfolio includes: residential mortgage-backed securities; collateralized mortgage obligations; pass-through securities and asset-backed securities collateralized by sub-prime mortgages; commercial mortgage-backed securities; and wholly-owned real estate and real estate partnerships, all of which could be adversely impacted by further declines in real estate valuations and/or financial market disruption.

        We also invest a portion of our assets in equity securities, private equity limited partnerships, hedge funds and real estate partnerships. From time to time, we may also invest in other types of non-fixed maturity investments, including commodities. All of these asset classes are subject to greater volatility in their investment returns than fixed maturity investments. General economic conditions, changes in applicable tax laws and many other factors beyond our control can adversely affect the value of our non-fixed maturity investments and the realization of net investment income, and/or result in realized investment losses. As a result of these factors, we may realize reduced returns on these investments, incur losses on sales of these investments and be required to write down the value of these investments, which could reduce our net investment income and result in realized investment losses. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio. Although the use of U.S. Treasury futures contracts in 2013 resulted in realized investment gains, U.S. Treasury futures contracts can also result in realized investment losses.

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

        With regard to asbestos claims, we have received and continue to receive a significant number of asbestos claims from policyholders (including others seeking coverage under a policy). Factors underlying these claim filings include intensive advertising by lawyers seeking asbestos claimants and the continued focus by plaintiffs on previously peripheral defendants. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years. The bankruptcy of many traditional defendants has prompted plaintiffs to aggressively seek out potential new defendants and has caused increased settlement demands against those policyholders who are not in bankruptcy but who remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on previously peripheral defendants, contributes to the claims and claim adjustment expense payments we experienced.

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

  •
  the emergence of a greater number of asbestos claims than anticipated as a result of extended life expectancies resulting from medical advances and lifestyle improvements;

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

        The effects of emerging claim and coverage issues on our business are uncertain.    As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claim and coverage may emerge. These issues may adversely affect our business, including by extending coverage beyond our underwriting intent, by increasing the number, size or types of claims or by mandating changes to our underwriting practices. Examples of emerging claims and coverage issues include, but are not limited to:

  •
  judicial expansion of policy coverage and the impact of new or expanded theories of liability;

  •
  plaintiffs targeting property and casualty insurers, including us, in purported class action litigation relating to claims-handling and other practices;

  •
  claims relating to construction defects, which often present complex coverage and damage valuation questions;

  •
  claims under directors' & officers' insurance policies relating to losses from involvement in financial market activities, such as mortgage or financial product origination, distribution, structuring or servicing and foreclosure procedures; failed financial institutions; fraud; possible accounting irregularities; and corporate governance issues;

  •
  claims related to data security breaches, information system failures or cyber-attacks;

  •
  the assertion of "public nuisance" or similar theories of liability, pursuant to which plaintiffs seek to recover monies spent to administer public health care programs, abate hazards to public health and safety and/or recover damages purportedly attributable to a "public nuisance";

  •
  claims relating to molestation by an employee or a volunteer of an insured;

  •
  medical developments that link health issues to particular causes (for example, cumulative trauma), resulting in liability or workers' compensation claims;

  •
  claims alleging that one or more of our underwriting criteria have a disparate impact on persons belonging to a protected class in violation of the law, including the Fair Housing Act;

  •
  claims arising out of techniques to expand access to oil and gas resources, such as hydraulic fracturing;

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

        The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability.    The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive for the foreseeable future. We compete with both domestic and foreign insurers which may offer products at prices and on terms that are not consistent with our economic standards in an effort to maintain or increase their business. The competitive environment in which we operate could also be impacted by current general economic conditions, which could reduce the volume of business available to us as well as to our competitors. In recent years, pension and hedge funds and other entities with substantial available capital have increasingly sought to participate in the property and casualty insurance and reinsurance industries. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries, or existing competitors that receive substantial infusions of capital may conduct business in ways that adversely impact our business volumes and profitability. Further, an expanded supply of reinsurance capital may lower costs for insurers that rely on reinsurance and, as a consequence, those insurers may be able to price their products more competitively. In addition, the competitive environment could be impacted by changes in customer preferences, including customer demand for direct distribution channels.

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

        In recent years, we have undertaken various actions to improve our underwriting margins on many of our insurance products, and competitive dynamics may impact the success of these efforts. These efforts include seeking improved rates, as well as improved terms and conditions, and also include other initiatives, such as reducing operating expenses and acquisition costs. These efforts may not be successful and/or may result in lower retention and new business levels and therefore lower business volumes. In addition, if our underwriting is not effective, efforts to increase rates could also lead to "adverse selection", whereby accounts retained have higher losses, and are less profitable, than accounts lost. For more detail, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook."

        In particular, in our Agency Automobile line of business, we have undertaken various actions to improve our underwriting margins, which have been negatively impacted by various factors. See "Item 1—Business—Personal Insurance—Competition" above for a description of some of these actions, including the offer of a new, more competitively-priced product. These factors include (i) changes in customer preferences and demand for direct distribution channels, (ii) utilization of comparative rating technologies by agents and (iii) other technological changes, as described above. If our strategies to increase profitability in the Agency Automobile line of business are not effective, we may need to explore other actions or initiatives to improve our competitive position and profitability in this line of business.

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

        Included in reinsurance recoverables are certain amounts related to structured settlements. Structured settlements are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where we did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as we retain the contingent liability to the claimant. If it is expected that the life insurance company is not able to pay, we would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, we would be required to make such payments.

        Many life insurance companies were negatively impacted by the financial markets disruption and the economic downturn. A number of these companies, including certain of those with which we conduct business or to which we otherwise have credit exposure, were downgraded by various rating agencies during this time period. For a discussion of our top reinsurance groups by reinsurance recoverable and the top five groups by amount of structured settlements provided, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables."

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

        In recent years, the state insurance regulatory framework has come under increased scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators continually re-examine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. The NAIC recently amended the Insurance Holding Company Model Regulation requiring insurers who are part of a holding company system to complete an enterprise risk report to provide a summary of the holding company's enterprise risk management (ERM) framework. It is possible that our states of domicile will require changes in our ERM process or take other regulatory actions that could limit our ability to write additional business or require that we hold additional capital. See "Enterprise Risk Management" herein for further discussion of the Company's ERM.

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

        Changes in federal regulation could impose significant burdens on us and otherwise adversely impact our results.    While the U.S. federal government has not historically regulated the insurance business, in 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) established a Federal Insurance Office (the FIO) within the U.S. Department of the Treasury. The FIO has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers. In December 2013, the FIO released a report recommending ways to modernize and improve the system of insurance regulation in the United States. While the report did not recommend full federal regulation of insurance, it did suggest an expanded federal role in some circumstances. In addition, the report suggested that Congress should consider direct federal involvement to fill regulatory gaps identified in the report, should those gaps persist, for example, by considering either establishing a federal coordinating body or a direct regulator of select aspects of the industry, such as large complex institutions or institutions that seek a federal charter, if a law is passed to allow a federal charter. It is not clear as to the extent, if any, the report will lead to regulatory changes or how any such changes would impact the Company.

        The Dodd-Frank Act also gives the Federal Reserve supervisory authority over a number of nonbank financial services holding companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the FSOC) as "systemically important financial institutions" (SIFI). The FSOC, chaired by the Secretary of the Treasury, is a group of federal financial regulators, a state insurance regulator and an independent insurance expert. The FSOC finalized its first set of SIFI designations in July and September 2013 and, based upon the FSOC's rules and interpretive guidance, the Company was not included in the designated companies. Nonetheless, it is possible that the Council may change its rules or interpretations in the future and conclude that we are a SIFI. If we were designated as a SIFI, the Federal Reserve's supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding our capital, liquidity and leverage as well as our business and investment conduct. As a result of the foregoing, the Dodd-Frank Act, or other additional federal regulation that is adopted in the future, could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to other insurers that may not be subject to the same level of regulation. Changes in the U.S. regulatory framework could impact the overall competitive environment by imposing additional burdens on us and allowing other competitors not subject to these same burdens to enter or expand their insurance businesses.

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

        The inability of our insurance subsidiaries to pay dividends to our holding company in sufficient amounts would harm our ability to meet our obligations, pay future shareholder dividends or make future share repurchases.    Our holding company relies on dividends from our U.S. insurance subsidiaries to meet our obligations for payment of interest and principal on outstanding debt, to pay dividends to shareholders, to make contributions to our qualified domestic pension plan, to pay other corporate expenses and to make share repurchases. The ability of our insurance subsidiaries to pay dividends to our holding company in the future will depend on their statutory surplus, earnings and regulatory restrictions.

        We are subject to state insurance regulation as an insurance holding company system. Our U.S. insurance subsidiaries are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid to their parent without prior approval of insurance regulatory authorities. In a time of prolonged economic downturn or otherwise, insurance regulators may choose to further restrict the ability of insurance subsidiaries to make payments to their parent companies. The ability of our insurance subsidiaries to pay dividends to our holding company is also restricted by regulations that set standards of solvency that must be met and maintained.

        The inability of our insurance subsidiaries to pay dividends to our holding company in an amount sufficient to meet our debt service obligations and other cash requirements could harm our ability to meet our obligations, to pay future shareholder dividends and to make share repurchases.

        Disruptions to our relationships with our independent agents and brokers could adversely affect us.    We market our insurance products primarily through independent agents and brokers. An important part of our business is written through less than a dozen such intermediaries. Further, there has been a trend of increased consolidation by agents and brokers, which could impact our relationships with, and fees paid to, some agents and brokers, and/or otherwise negatively impact the pricing or distribution of our products. Loss of all or a substantial portion of the business provided through such agents and brokers could materially and adversely affect our future business volume and results of operations.

        We may also seek to develop new products or distribution channels, including our current efforts to establish a direct-to-consumer platform in the Personal Insurance segment and our new Quantum 2.0 auto product. In addition, agents and brokers may create alternate distribution channels for commercial business, such as insurance exchanges, that may adversely impact product differentiation and pricing. Access to greater levels of data and increased utilization of technology by agents and brokers may also impact our relationship with them and our competitive position. Our efforts or their efforts with respect to new products or alternate distribution channels, as well as changes in the way agents and brokers utilize data and technology, could adversely impact our business relationship with independent agents and brokers who currently market our products, resulting in a lower volume of business generated from these sources.

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

        Customers in the past have brought claims against us for the actions of our agents. Even with proper controls in place, actual or alleged errors or inaccuracies by our agents could result in our involvement in disputes, litigation or regulatory actions related to actions taken or not taken by our agents.

        Our efforts to develop new products or expand in targeted markets may not be successful and may create enhanced risks.    A number of our recent and planned business initiatives involve developing new products or expanding existing products in targeted markets. This includes the following efforts, from time to time, to protect or grow market share:

  •
  We may develop products that insure risks we have not previously insured, contain new coverage or coverage terms or contain different commission terms. For example, in response to the competitive environment in personal auto insurance, we have started to roll-out a new product called Quantum Auto 2.0 that is intended to be more competitively-priced. See "Item 1—Business—Personal Insurance—Competition."

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

  •
  To the extent we are able to market new products or expand in new markets, our risk exposures may change, and the data and models we use to manage such exposures may not be as sophisticated or effective as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of our expectations.

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

        Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology.    We depend in large part on our technology systems for conducting business and processing claims, as well as for providing the data and analytics we utilize to manage our business, and thus our business success is dependent on maintaining the effectiveness of existing technology systems and on continuing to develop and enhance technology systems that support our business processes and strategic initiatives in a cost and resource efficient manner. Some system development projects are long-term in nature, may negatively impact our expense ratios as we invest in the projects and may cost more than we expect to complete. In addition, system development projects may not deliver the benefits we expect once they are complete, or may be replaced or become obsolete more quickly than expected, which could result in accelerated recognition of expenses. If we do not effectively and efficiently manage and upgrade our technology portfolio, including with respect to the technology portfolio of our recently acquired businesses, or if the costs of doing so are higher than we expect, our ability to provide competitive services to new and existing customers in a cost effective manner and our ability to implement our strategic initiatives could be adversely impacted.

        If we experience difficulties with technology, data security and/or outsourcing relationships, our ability to conduct our business could be negatively impacted.    While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present significant risks. Our business is highly dependent upon our employees' ability to perform, in an efficient and uninterrupted fashion, necessary business functions. A shut-down of, or inability to access, one or more of our facilities (including our primary data processing facility); a power outage; or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis, particularly if such an interruption lasts for an extended period of time. In the event of a disaster such as a natural catastrophe, terrorist attack or industrial accident, or due to a computer virus, our systems could be inaccessible for an extended period of time. In addition, because our information technology and telecommunications systems increasingly interface with and depend on third-party systems, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. Business interruptions and failures of controls could also result if our internal systems do not interface with each other as intended, including as it relates to recently acquired businesses. If our business continuity plans did not sufficiently address such a business interruption, system failure or service denial, this could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

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

        Like other global companies, our computer systems are regularly subject to and will continue to be the target of computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material breach of cyber security. Over time, the sophistication of these threats continues to increase, however, and our administrative and technical controls as well as other preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient to detect or prevent unauthorized access, other physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyber-attacks.

        We have increasingly outsourced certain technology and business process functions to third parties and may continue to do so in the future. If we do not effectively develop, implement and monitor our outsourcing relationships, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to increased risk related to data security or service disruptions, which could result in monetary and reputational damages. For example, while we do not believe it will materially and adversely impact our operations or results, we terminated a contract with one of our outsourcing vendors in the fourth quarter of 2013 because they breached that contract by providing proprietary Company information to one of our competitors. In addition to risks caused by third party providers, our ability to receive services from third party providers outside of the United States might be impacted by cultural differences, political instability, unanticipated regulatory requirements or public policy inside or outside of the United States.

        The increased risks identified above could expose us to data loss, disruption of service, monetary and reputational damages and significant increases in compliance costs and costs to improve the security and resiliency of our computer systems. The compromise of personal, confidential or proprietary information could also subject us to legal liability or regulatory action under data protection and privacy laws and regulations enacted by the U.S. federal and state governments, the European Union or other jurisdictions or by various regulatory organizations or exchanges. As a result, our ability to conduct our business and our results of operations might be materially and adversely affected.

        We are subject to a number of risks associated with our business outside the United States.    We conduct business outside the United States primarily in Canada, the United Kingdom and the Republic of Ireland. In addition, we have a joint venture in Brazil and may also explore opportunities in other countries, including Latin American countries and other emerging markets such as India and China.

        In conducting business outside of the United States, we are subject to a number of significant risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions, which could have an adverse effect on our business and our reputation. Following the completion of our acquisition of Dominion, a larger portion of our premiums from outside of the United States will be comprised of premiums generated in Canada, a substantial portion of which will consist of automobile premiums from the province of Ontario, which is a highly-regulated market. Our business activities outside the United States may also subject us to currency risk and, in some markets, it may be difficult to effectively hedge that risk. In addition, in some markets, we may invest as part of a joint venture with a local counterparty. Because our governance rights may be limited, we may not have control over the ability of the joint venture to make certain decisions and/or mitigate risks it faces, and significant disagreements with a joint venture counterparty may adversely impact our investment. Our business activities outside the United States also subject us to additional domestic and foreign laws and regulations, including the Foreign Corrupt Practices Act and similar laws in other countries that prohibit the making of improper payments to foreign officials. Although we have policies and controls in place that are designed to ensure compliance with these laws, if those controls are ineffective and an employee or intermediary fails to comply with applicable laws and regulations, we could suffer civil and criminal penalties and our business and our reputation could be adversely affected. Some countries, particularly emerging economies, have laws and regulations that lack clarity and, even with local expertise and effective controls, it can be difficult to determine the exact requirements of, and potential liability under, the local laws. For example, in some jurisdictions, including Brazil, parties to a joint venture may, in some circumstances, have liability for some obligations of the venture, and that liability may extend beyond the capital invested. Failure to comply with local laws in a particular market may result in substantial liability and could have a significant and negative effect not only on our business in that market but also on our reputation generally.

        In addition, competition for skilled employees in developing markets and other non-U.S. locations may be intense. If we are not able to hire, integrate, motivate and retain a sufficient number of employees with the knowledge and background necessary for our global businesses, those businesses and our results of operations may be adversely affected.

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

        In particular, the European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to the Company's businesses across the European Union. The implementation date of Solvency II has been delayed until January 1, 2016, although some aspects, including governance guidelines, own-risk assessments and regulatory reporting, will be phased in before the full implementation date. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary's capital position is dependent on the parent company and the U.S. company is not already subject to regulations deemed "equivalent" to Solvency II. In addition, regulators in countries where the Company has operations are working with the International Association of Insurance Supervisors (IAIS) (and with the NAIC in the U.S.) to consider changes to insurance company supervision, including group supervision.

        In July 2013, the IAIS published a methodology for identifying "global systemically important insurers" (G-SIIs) and high level policy measures that will apply to the G-SIIs. The methodology and measures were endorsed by the Financial Stability Board (FSB) created by the G-20. Using the IAIS methodology, the FSB, working with national authorities and the IAIS, identified nine insurers that they designated as G-SIIs. The IAIS is working on the policy measures which include higher capital requirements and enhanced supervision. The Company was not named a G-SII by the FSB in the initial designation. The FSB will update the list annually, and it is possible that the methodologies could be amended or interpreted differently in the future and the Company could be named as a G-SII.

        The IAIS also is in the process of developing the Common Framework for the Supervision of Internationally Active Insurance Groups (Comframe). The IAIS released a Consultation Draft in October 2013, which may lead to similar policy measures as those being developed for G-SIIs, including group supervision and an Insurance Capital Standard (i.e., global group capital requirement). The Company would be considered an Internationally Active Insurance Group under the current Consultation Draft. It is possible that Comframe could lead to enhanced supervision and higher capital standards on a global basis if the IAIS, the NAIC and the individual states adopt the proposed or similar provisions.

        While it is not yet known how or if these actions will impact us, such regulation could result in increased costs of compliance, increased disclosure and less flexibility in our capital management, and could adversely impact our results of operations and limit our growth.

        Loss of or significant restrictions on the use of particular types of underwriting criteria, such as credit scoring, in the pricing and underwriting of our products could reduce our future profitability.    Our underwriting profitability depends in large part on our ability to competitively price our products at a level that will adequately compensate us for the risks assumed. As a result, risk selection and pricing through the application of actuarially sound and segmented underwriting criteria is critical. However, laws or regulations, or judicial or administrative findings, could significantly curtail the use of particular types of underwriting criteria. For example, we may use credit scoring as a factor in pricing decisions where allowed by state law. Some consumer groups and/or regulators have alleged that the use of credit scoring violates the law by discriminating against persons belonging to a protected class and are calling for the prohibition or restrictions on the use of credit scoring in underwriting and pricing. A variety of other underwriting criteria used in personal and commercial insurance have been and continue to be criticized by regulators, government agencies, consumer groups or individuals on similar or other grounds. Resulting regulatory actions or litigation could result in negative publicity and/or generate adverse rules or findings, such as curtailing the use of important underwriting criteria, each of which could adversely affect our future profitability.

        Acquisitions and integration of acquired businesses may result in operating difficulties and other unintended consequences.    From time to time we may investigate and pursue acquisition opportunities if we believe that such opportunities are consistent with our long-term objectives and that the potential rewards of an acquisition justify the risks. For example, in November 2013, we acquired Dominion and significantly expanded our Canadian operations. The process of integrating an acquired company or business can be complex and costly, however, and may create unforeseen operating difficulties and expenditures. For example, acquisitions may present significant risks, including:

  •
  the potential disruption of our ongoing business;

  •
  the ineffective integration of, or other difficulties with, underwriting, risk management, claims handling, information technology and actuarial practices;

  •
  uncertainties related to an acquiree's reserve estimates and its design and operation of internal controls over financial reporting;

  •
  the diversion of management time and resources to acquisition integration challenges;

  •
  the loss of key employees;

  •
  unforeseen liabilities;

  •
  the cultural challenges associated with integrating employees; and

  •
  the impact on our financial position and/or credit ratings.

        Acquired businesses may not perform as projected, any cost savings and other synergies anticipated from the acquisition may not materialize and costs associated with the integration may be greater than anticipated. Acquired businesses may not be successfully integrated, resulting in substantial costs or delays and adversely affecting our ability to compete. Accordingly, our results of operations might be materially and adversely affected.

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

        In addition, ineffective controls, including with respect to our recently acquired businesses, could lead to litigation or regulatory action. The volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against various types of financial institutions have increased in recent years. Substantial legal liability or significant regulatory action against us could have a material adverse financial impact. See note 16 of notes to our consolidated financial statements for a discussion of certain legal proceedings in which we are involved.

        Our businesses may be adversely affected if we are unable to hire and retain qualified employees.    There is significant competition from within the property and casualty insurance industry and from businesses outside the industry for qualified employees, especially those in key positions and those possessing highly specialized underwriting knowledge. Our performance is largely dependent on the talents, efforts and proper conduct of highly-skilled individuals, including our senior executives, many of whom have decades of experience in the insurance industry. See "Item 10—Directors, Executive Officers and Corporate Governance" for more information relating to our executive officers. For many of our senior positions, we compete for talent not just with insurance or financial service companies, but with other large companies and other businesses. Our continued ability to compete effectively in our businesses and to expand into new business areas depends on our ability to attract new employees and to retain and motivate our existing employees. If we are not able to successfully attract, retain and motivate our employees, our business, financial results and reputation could be materially and adversely affected.

        Intellectual property is important to our business, and we may be unable to protect and enforce our own intellectual property or we may be subject to claims for infringing on the intellectual property of others.    Our success depends in part upon our ability to protect our proprietary trademarks, technology and other intellectual property. See "Item 1—Other Information—Intellectual Property." We may not, however, be able to protect our intellectual property from unauthorized use and disclosure by others. For example, the laws of intellectual property may not prevent our competitors from independently developing trademarks, products and services that are similar to ours. Moreover, the agreements we execute to protect our intellectual property rights may be breached, and we may not have adequate remedies in response. Our attempts to patent or register our intellectual property rights in the U.S. and worldwide may not succeed initially or may later be challenged by third parties.

Further, the laws of certain countries outside the United States may not adequately protect our intellectual property rights. We may incur significant costs in our efforts to protect and enforce our intellectual property, including the initiation of expensive and protracted litigation, and we may not prevail. Any inability to enforce our intellectual property rights could have a material adverse effect on our business and our ability to compete.

        We may be subject to claims by third parties from time to time that our products, services and technologies infringe on their intellectual property rights. In recent years, certain entities have acquired patents in order to allege claims of infringement against companies, including in some cases us. Any intellectual property infringement claims brought against us could cause us to spend significant time and money to defend ourselves, regardless of the merits of the claims. If we are found to infringe on any third-party intellectual property rights, it could result in reputational harm, payment of significant monetary damages, payment of license fees (if licenses are even available to us, on reasonable terms or otherwise) and/or substantial time and expense to redesign our products, services or technologies to avoid the infringement. In addition, we use third-party software in some of our products, services and technologies. If any of our software vendors or licensors are faced with infringement claims, we may lose our ability to use such software until the dispute is resolved. If we cannot successfully redesign an infringing product, service or technology (or procure a substitute version), this could have a material adverse effect on our business and our ability to compete.

        Changes to existing accounting standards may adversely impact our reported results.    As a U.S.-based SEC registrant, we are currently required to prepare our financial statements in accordance with U.S. Generally Accepted Accounting Principles (US GAAP), as promulgated by the Financial Accounting Standards Board (FASB), subject to the accounting-related rules and interpretations of the Securities and Exchange Commission (SEC). During the last several years, the SEC has been evaluating whether, when and how International Financial Reporting Standards (IFRS) should be incorporated into the U.S. financial reporting system, including for companies such as us. The FASB and the International Accounting Standards Board (IASB) have also embarked on a long-term project to converge US GAAP and IFRS. In June 2012, the FASB issued a statement that indicated that based on the nature and totality of differences between the FASB's and IASB's views, it is not likely that the two Boards will achieve convergence on their joint project on the accounting for insurance contracts. The FASB further noted that the FASB and IASB have very different perspectives on the project. In June 2013, each Board issued for comment exposure drafts on the accounting for insurance contracts that have significant differences from the other board's draft as well as from current US GAAP. Both exposure drafts propose changes that, if ultimately adopted, could significantly impact the accounting by insurers, including the Company, for premiums and unearned premium reserves, the liability for claims and claims adjustment expenses, reinsurance, and deferred acquisition costs. The Boards are reviewing the comments received on the exposure drafts and are expected to begin re-deliberations in the first quarter of 2014. It is currently unclear what changes, if any, may be made to the accounting for insurance contracts under US GAAP as a result of this project, and we are not able to predict whether we will choose to, or be required to, adopt IFRS or how the adoption of IFRS (or the convergence of US GAAP and IFRS, including the project on the accounting for insurance contracts) may impact our financial statements in the future. Changes in accounting standards, particularly those that specifically apply to insurance company operations, may impact the content and presentation of our reported financial results and could cause increased volatility in reported earnings, resulting in other adverse impacts on the Company's ratings and cost of capital, and decrease the understandability of our financial results as well as the comparability of our reported results with other insurers.

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

        Our investment portfolio has benefited from tax exemptions and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Federal and/or state tax legislation could be enacted in connection with deficit reduction or various types of fundamental tax reform that would lessen or eliminate some or all of the tax advantages currently benefiting us and therefore could materially and adversely impact our results of operations. In addition, such legislation could adversely affect the value of our investment portfolio, particularly changes to the taxation of interest from municipal bonds (which comprise 49% of our investment portfolio as of December 31, 2013) could materially and adversely impact the value of those bonds.

        Other tax law changes could adversely impact us. The size of the federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations.

Item 1B.    UNRESOLVED STAFF COMMENTS

        NONE.

Item 2.    PROPERTIES

        The Company leases its principal executive offices in New York, New York, as well as 201 field and claim offices totaling approximately 4.7 million square feet throughout the United States under leases or subleases with third parties. The Company also leases offices in Canada, the United Kingdom, India, China and the Republic of Ireland that house operations (primarily for the Financial, Professional & International Insurance segment) in those locations. The Company owns six buildings in Hartford, Connecticut, consisting of approximately 1.8 million square feet of office space. The Company also owns two office buildings in St. Paul, Minnesota, which are adjacent to one another and consist of approximately 1.1 million square feet of office space. The Company also owns a building located in Norcross, Georgia, and land outside of Omaha, Nebraska where an additional building is under construction. The Company owns a building in London, England, which houses a portion of its Financial, Professional & International Insurance segment's operations in the United Kingdom.

        The Company, through its subsidiaries, owns an investment portfolio of income-producing properties and real estate funds. Included in this portfolio are four office buildings in which the Company holds a 50% ownership interest located in New York, New York, which collectively accounted for approximately 12% of the carrying value of the property portfolio at December 31, 2013.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the New York Stock Exchange under the symbol "TRV." The number of holders of record, including individual owners, of the Company's common stock was 53,194 as of February 7, 2014. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners. The following table sets forth the high and low closing sales prices of the Company's common stock for each quarter during the last two fiscal years and the amount of cash dividends declared per share.

	High	Low	Cash Dividend Declared
2013
First Quarter	$84.19	$72.86	$0.46
Second Quarter	87.90	77.85	0.50
Third Quarter	86.90	79.42	0.50
Fourth Quarter	90.99	82.35	0.50
2012
First Quarter	$61.59	$56.87	$0.41
Second Quarter	64.77	57.75	0.46
Third Quarter	68.61	60.89	0.46
Fourth Quarter	74.33	68.07	0.46

        The Company paid cash dividends per share of $1.96 in 2013 and $1.79 in 2012. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, and subject to any other restrictions that may be applicable to the Company.

 SHAREHOLDER RETURN PERFORMANCE GRAPH

        The following graph shows a five-year comparison of the cumulative total return to shareholders for the Company's common stock and the common stock of companies included in the S&P 500 Index and the S&P 500 Property & Casualty Insurance Index, which the Company believes is the most appropriate comparative index.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN TO SHAREHOLDERS(1)

(1)
The cumulative return to shareholders is a concept used to compare the performance of a company's stock over time and is the ratio of the net stock price change plus the cumulative amount of dividends over the specified time period (assuming dividend reinvestment), to the stock price at the beginning of the time period.

(2)
Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2008.

(3)
Companies in the S&P 500 Property-Casualty Index as of December 31, 2013 were the following: The Travelers Companies, Inc., The Chubb Corporation, Cincinnati Financial Corporation, Progressive Corporation, Allstate Corporation, XL Group, plc., and ACE Ltd.

Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.

 ISSUER PURCHASES OF EQUITY SECURITIES

        The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2013	Oct. 31, 2013	1,529,140	$86.98	1,528,341	$5,626
Nov. 1, 2013	Nov. 30, 2013	5,129,458	88.40	5,127,287	5,173
Dec. 1, 2013	Dec. 31, 2013	4,701,332	88.13	4,695,930	4,759

Total		11,359,930	88.09	11,351,558	4,759

        The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. In October 2013, the board of directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity.

        The Company acquired 8,372 shares during the three months ended December 31, 2013 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

        Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III—Item 12 of this Report.

Item 6.    SELECTED FINANCIAL DATA

	At and for the year ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share amounts)
Total revenues	$26,191	$25,740	$25,446	$25,112	$24,680

Net income	$3,673	$2,473	$1,426	$3,216	$3,622

Total investments	$73,160	$73,838	$72,701	$72,722	$74,965
Total assets	103,812	104,938	104,575	105,631	110,013
Claims and claim adjustment expense reserves	50,895	50,922	51,392	51,581	53,580
Total long-term debt	6,246	5,750	6,255	6,502	6,154
Total liabilities	79,016	79,533	80,098	80,156	82,598
Total shareholders' equity	24,796	25,405	24,477	25,475	27,415
Net income per share:
Basic	$9.84	$6.35	$3.40	$6.69	$6.38

Diluted	$9.74	$6.30	$3.36	$6.62	$6.33

Year-end common shares outstanding	353.5	377.4	392.8	434.6	520.3

Per common share amounts:
Cash dividends	$1.96	$1.79	$1.59	$1.41	$1.23

Book value	$70.15	$67.31	$62.32	$58.47	$52.54

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion and analysis of the Company's financial condition and results of operations.

        On November 1, 2013, the Company acquired all of the issued and outstanding shares of Dominion for an aggregate purchase price of approximately $1.034 billion. The results of operations of the acquired business are reported in the Company's Financial, Professional & International Insurance segment from the closing date.

FINANCIAL HIGHLIGHTS

2013 Consolidated Results of Operations

  •
  Net income of $3.67 billion, or $9.84 per share basic and $9.74 per share diluted

  •
  Net earned premiums of $22.64 billion

  •
  Catastrophe losses of $591 million ($387 million after-tax)

  •
  Net favorable prior year reserve development of $840 million ($552 million after-tax)

  •
  GAAP combined ratio of 89.8%

  •
  Net investment income of $2.72 billion ($2.19 billion after-tax)

  •
  Benefit of $91 million ($59 million after-tax) from settlement of legal matter

  •
  Benefit of $63 million from resolution of prior year tax matters

  •
  Operating cash flows of $3.82 billion

  •
  Net realized investment gains of $166 million ($106 million after-tax)

2013 Consolidated Financial Condition

  •
  Total investments of $73.16 billion; fixed maturities and short-term securities comprise 93% of total investments

  •
  Total assets of $103.81 billion

  •
  Total debt of $6.35 billion, resulting in a debt-to-total capital ratio of 20.4% (21.3% excluding net unrealized investment gains, net of tax)

  •
  Repurchased 28.4 million common shares for a total cost of $2.40 billion under share repurchase authorization

  •
  Share repurchase authorization increased by $5.0 billion in 2013

  •
  Shareholders' equity of $24.80 billion

  •
  Book value per common share of $70.15

  •
  Holding company liquidity of $1.59 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

(for the year ended December 31, in millions except per share amounts)	2013	2012	2011
Revenues
Premiums	$22,637	$22,357	$22,090
Net investment income	2,716	2,889	2,879
Fee income	395	323	296
Net realized investment gains	166	51	55
Other revenues	277	120	126

Total revenues	26,191	25,740	25,446

Claims and expenses
Claims and claim adjustment expenses	13,307	14,676	16,276
Amortization of deferred acquisition costs	3,821	3,910	3,876
General and administrative expenses	3,757	3,610	3,556
Interest expense	361	378	386

Total claims and expenses	21,246	22,574	24,094

Income before income taxes	4,945	3,166	1,352
Income tax expense (benefit)	1,272	693	(74)

Net income	$3,673	$2,473	$1,426

Net income per share
Basic	$9.84	$6.35	$3.40

Diluted	$9.74	$6.30	$3.36

GAAP combined ratio
Loss and loss adjustment expense ratio	57.9%	64.9%	72.9%
Underwriting expense ratio	31.9	32.2	32.2

GAAP combined ratio	89.8%	97.1%	105.1%

Incremental impact of direct to consumer initiative on GAAP combined ratio	0.5%	0.8%	0.9%

        The following discussions of the Company's net income and segment operating income (loss) are presented on an after-tax basis. Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted. Discussions of earnings per common share are presented on a diluted basis.

Overview

        Diluted net income per share of $9.74 in 2013 increased by 55% over diluted net income per share of $6.30 in 2012. Net income of $3.67 billion in 2013 increased by 49% over net income of $2.47 billion in 2012. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in net income primarily reflected the pretax impacts of (i) lower catastrophe losses, (ii) higher underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins"), (iii) an increase in net realized investment gains and (iv) a gain from the settlement of a legal proceeding, partially offset by (v) lower net investment income and (vi) lower net favorable prior year reserve development. The improvement in underlying underwriting margins primarily resulted from the impact of earned pricing that exceeded loss cost trends in each of the Company's business segments. Partially offsetting this net pretax increase in income was the related tax expense. Additionally, net income in 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters. The effective tax rate in 2013 was higher than in 2012. This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income, partially offset by the resolution of prior year tax matters discussed above. Catastrophe losses in 2013 were $591 million, compared with $1.86 billion in 2012. Net favorable prior year reserve development in 2013 was $840 million, compared with $940 million in 2012.

        Diluted net income per share of $6.30 in 2012 increased by 88% over diluted net income per share of $3.36 in 2011. Net income of $2.47 billion in 2012 increased by 73% over net income of $1.43 billion in 2011. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The increase in net income primarily reflected the pretax impact of (i) higher underlying underwriting margins, (ii) a decline in catastrophe losses and (iii) higher net favorable prior year reserve development. The improvement in underlying underwriting margins primarily resulted from lower non-catastrophe weather-related losses in the Business Insurance and Personal Insurance segments and the impact of earned pricing that exceeded loss cost trends in the Business Insurance and Financial, Professional & International Insurance segments. Partially offsetting this pretax increase was the related tax expense. Additionally, net income in 2011 benefited from a reduction in income tax expense resulting from the resolution of various prior year tax matters. The effective tax rate in 2012 was higher than in 2011. This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income, and the resolution of prior year tax matters in 2011 discussed above. Catastrophe losses in 2012 were $1.86 billion, compared with $2.56 billion in 2011. Net favorable prior year reserve development in 2012 was $940 million, compared with $715 million in 2011.

Revenues

Earned Premiums

        Earned premiums in 2013 were $22.64 billion, $280 million or 1% higher than in 2012. In the Business Insurance segment, earned premiums in 2013 increased by 3% over 2012. In the Financial, Professional & International Insurance segment, earned premiums in 2013 increased by 6% over 2012. In the Personal Insurance segment, earned premiums in 2013 decreased by 4% from 2012.

        Earned premiums in 2012 were $22.36 billion, $267 million or 1% higher than in 2011. In the Business Insurance segment, earned premiums in 2012 increased by 3% over 2011. In the Financial, Professional & International Insurance segment, earned premiums in 2012 decreased by 4% from 2011. In the Personal Insurance segment, earned premiums in 2012 increased by less than 1% over 2011.

        Factors contributing to the changes in earned premiums in each segment in 2013 and 2012 compared with the respective prior year are discussed in more detail in the segment discussions that follow.

Net Investment Income

        The following table sets forth information regarding the Company's investments.

(for the year ended December 31, in millions)	2013	2012	2011
Average investments(1)	$70,697	$69,863	$70,471
Pretax net investment income	2,716	2,889	2,879
After-tax net investment income	2,186	2,316	2,330
Average pretax yield(2)	3.8%	4.1%	4.1%
Average after-tax yield(2)	3.1%	3.3%	3.3%

(1)
Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)
Excludes net realized and unrealized investment gains and losses.

        Net investment income in 2013 was $2.72 billion, $173 million or 6% lower than in 2012. Net investment income from fixed maturity investments in 2013 was $2.31 billion in 2013, a decrease of $129 million from 2012, primarily resulting from lower long-term reinvestment yields available in the market. Net investment income from non-fixed maturity investments was $432 million in 2013, a decrease of $44 million from 2012, primarily reflecting lower results from the Company's real estate partnership investments.

        Net investment income in 2012 was $2.89 billion, $10 million or less than 1% higher than in 2011. Net investment income from fixed maturity investments was $2.44 billion in 2012, a decrease of $104 million from 2011, primarily resulting from lower long-term reinvestment yields available in the market. Net investment income generated by non-fixed maturity investments was $476 million in 2012, an increase of $121 million over 2011, primarily driven by improved results from the Company's real estate partnerships and hedge fund investments. On an after-tax basis, net investment income in 2012 was $14 million, or less than 1% lower than in 2011, reflecting a higher proportion of taxable net investment income in 2012 compared with 2011.

Fee Income

        The National Accounts market in the Business Insurance segment is the primary source of the Company's fee-based business. The $72 million and $27 million increases in fee income in 2013 and 2012, respectively, compared with the respective prior years are described in the Business Insurance segment discussion that follows.

Net Realized Investment Gains

        The following table sets forth information regarding the Company's net pretax realized investment gains.

(for the year ended December 31, in millions)	2013	2012	2011
Net Realized Investment Gains
Other-than-temporary impairment losses	(15)	(15)	(25)
Other net realized investment gains	181	66	80

Net realized investment gains	$166	$51	$55

Other Net Realized Investment Gains

        Other net realized gains in 2013 of $181 million were primarily driven by $115 million of net realized gains associated with U.S. Treasury futures contracts (which require daily mark-to-market settlement and are used to shorten the duration of the Company's fixed maturity investment portfolio). The remaining $66 million of other net realized investment gains in 2013 were primarily driven by $41 million of net realized investment gains related to fixed maturity investments, $15 million of net realized investment gains related to equity securities and $10 million of net realized investment gains related to other investments.

        Other net realized investment gains in 2012 of $66 million were primarily driven by $61 million of net realized investment gains related to fixed maturity investments, $19 million of net realized investment gains related to real estate and $8 million of net realized investment gains related to equity securities. These net realized investment gains were partially offset by $14 million of net realized investment losses associated with U.S. Treasury futures contracts and $8 million of net realized investment losses related to other investments.

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

Other Revenues

        Other revenues in 2013 included a $91 million gain from the settlement of a legal proceeding, which is discussed in more detail in note 16 of notes to the consolidated financial statements. Other revenues in 2013 also included a $20 million gain from the sale of renewal rights related to the Company's National Flood Insurance Program business. The remainder of other revenues in all years presented primarily consisted of installment premium charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2013 were $13.31 billion, $1.37 billion or 9% lower than in 2012, primarily reflecting (i) a decline in catastrophe losses and (ii) the impact of lower volumes of insured exposures (excluding the impact of the acquisition of Dominion), partially offset by (iii) the impact of loss cost trends, (iv) the impact of the acquisition of Dominion and (v) lower net favorable prior year reserve development. Catastrophe losses in 2013 and 2012 were $591 million and $1.86 billion, respectively. Catastrophe losses in 2013 resulted from multiple tornado, wind and hail storms in several regions of the United States, as well as floods in Alberta, Canada and Storm Xaver in the United Kingdom that impacted the Financial, Professional & International Insurance segment. Catastrophe losses in 2012 primarily resulted from Storm Sandy, as well as multiple tornado, wind and hail storms in several regions of the United States. Net favorable prior year reserve development in 2013 and 2012 was $840 million and $940 million, respectively. Net favorable prior year reserve development in 2013 was reduced by a $42 million charge that was precipitated by legislation in New York enacted during the first quarter of 2013 related to the New York Fund for Reopened Cases for workers' compensation. Factors contributing to net favorable prior year reserve development in each segment are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

        Claims and claim adjustment expenses in 2012 were $14.68 billion, $1.60 billion or 10% lower than in 2011. The decrease primarily reflected (i) a decline in catastrophe losses, (ii) lower levels of non-catastrophe weather-related losses and (iii) higher net favorable prior year reserve development, partially offset by (iv) the impact of loss cost trends. Catastrophe losses in 2012 and 2011 were $1.86 billion and $2.56 billion, respectively. Catastrophe losses in 2011 primarily resulted from Hurricane Irene and Tropical Storm Lee, multiple tornadoes and hail storms in the Midwest and Southeast regions of the United States and severe winter storms throughout the United States. Catastrophe losses in 2011 also included losses from floods in Thailand and an earthquake in Japan that impacted the Financial, Professional & International Insurance segment. Net favorable prior year reserve development in 2012 and 2011 was $940 million and $715 million, respectively. Factors contributing to net favorable prior year reserve development in each segment are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

Significant Catastrophe Losses

        The Company defines a "catastrophe" as an event that:

  •
  is designated a catastrophe by internationally recognized organizations that track and report on insured losses from catastrophic events, such as Property Claim Services (PCS) for events in the United States and Canada; and

  •
  the Company's estimates of its ultimate losses before reinsurance and taxes exceed a pre-established dollar threshold.

        The Company's threshold for disclosing catastrophes is determined at its reportable segment level, or at a combination thereof, and ranged from approximately $17 million to $30 million of losses before reinsurance and taxes.

        The following table presents for significant catastrophes the amount of losses recorded in each of the years ended December 31, 2013, 2012, and 2011, and the amount of related net unfavorable (favorable) prior year reserve development recognized in subsequent years. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.

(for the year ended December 31, in millions, pretax and net of reinsurance)	2013	2012	2011
2011
PCS Serial Number:
35—Severe winter storms	$(6)	$1	$100
42—Severe thunderstorms and tornadoes	(2)	(5)	130
43—Severe thunderstorms and tornadoes	(1)	2	149
44—Severe thunderstorms and tornadoes	(9)	(10)	121
46—Severe thunderstorms and tornadoes (including Tuscaloosa, AL)	2	(76)	648
48—Severe thunderstorms and tornadoes (including Joplin, MO)	(14)	(24)	430
59—Hurricane Irene	(17)	(47)	375
61—Tropical Storm Lee	(21)	(7)	119
2012
PCS Serial Number:
67—Severe wind and hail storms	(2)	140
74—Severe wind and hail storms	(20)	171
76—Severe wind and hail storms	(10)	148
83—Severe wind storms	2	136
90—Storm Sandy	(52)	1,024
2013
PCS Serial Number:
93—Severe wind and hail storms	114
15—Severe wind and hail storms	128

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2013 was $3.82 billion, $89 million or 2% lower than in 2012. Amortization of deferred acquisition costs in 2012 was $3.91 billion, $34 million or 1% higher than in 2011. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

        General and administrative expenses in 2013 were $3.76 billion, $147 million or 4% higher than in 2012. General and administrative expenses in 2012 were $3.61 billion, $54 million or 2% higher than in 2011. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

        Interest expense in 2013, 2012 and 2011 was $361 million, $378 million and $386 million, respectively. The declines both in 2013 and 2012 compared with the respective prior years primarily reflected lower average levels of debt outstanding.

Income Tax Expense (Benefit)

        Income tax expense in 2013 was $1.27 billion, $579 million or 84% higher than in 2012, primarily reflecting the impact of a $1.66 billion increase in underwriting margins (including the impacts of decreases in catastrophe losses and net favorable prior year reserve development), partially offset by the impact of lower net investment income and a reduction in income tax expense of $63 million resulting from the resolution of prior year tax matters. Income tax expense in 2012 was $693 million, compared to an income tax benefit of $74 million in 2011. The increase in income tax expense of $767 million in 2012 from 2011 primarily reflected the $1.77 billion increase in underwriting margins in 2012 (including the impacts of a decrease in catastrophe losses and an increase in net favorable prior year reserve development) over 2011 and the $121 million increase in net investment income from non-fixed maturity investments over 2011, as well as the reduction in income tax expense of $104 million in 2011 resulting from the resolution of prior year tax matters.

        The Company's effective tax rate was 26%, 22% and (5)% in 2013, 2012 and 2011, respectively. The effective tax rates in all years were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company's income tax provision. The effective tax rate of (5%) in 2011 also reflected the impact of the significant underwriting loss that primarily resulted from catastrophe losses. In addition, the effective tax rates for 2013 and 2011 were reduced by the impact of the resolution of prior year tax matters.

GAAP Combined Ratios

        The consolidated GAAP combined ratio of 89.8% in 2013 was 7.3 points lower than the consolidated GAAP combined ratio of 97.1% in 2012.

        The consolidated loss and loss adjustment expense ratio of 57.9% in 2013 was 7.0 points lower than the consolidated loss and loss adjustment expense ratio of 64.9% in 2012. Catastrophe losses accounted for 2.6 points and 8.3 points of the 2013 and 2012 loss and loss adjustment expense ratios, respectively. The 2013 and 2012 loss and loss adjustment expense ratios included 3.7 points and 4.2 points of benefit from net favorable prior year reserve development, respectively. The consolidated 2013 loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development ("underlying loss and loss adjustment expense ratio") was 1.8 points lower than the 2012 ratio on the same basis, primarily reflecting the improvement in underlying underwriting margins discussed in the "Overview" section above.

        The consolidated underwriting expense ratio of 31.9% in 2013 was lower than the consolidated underwriting expense ratio of 32.2% in 2012, primarily reflecting the impact of growth in earned premiums in 2013.

        The consolidated GAAP combined ratio of 97.1% in 2012 was 8.0 points lower than the consolidated GAAP combined ratio of 105.1% in 2011.

        The consolidated loss and loss adjustment expense ratio of 64.9% in 2012 was 8.0 points lower than the consolidated loss and loss adjustment expense ratio of 72.9% in 2011. Catastrophe losses accounted for 8.3 points and 11.6 points of the 2012 and 2011 loss and loss adjustment expense ratios, respectively. The 2012 and 2011 loss and loss adjustment expense ratios included 4.2 points and 3.2 points of benefit from net favorable prior year reserve development, respectively. The consolidated 2012 loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development ("underlying loss and loss adjustment expense ratio") was 3.7 points lower than the 2011 ratio on the same basis, primarily reflecting the improvement in underlying underwriting margins discussed in the "Overview" section above.

        The consolidated underwriting expense ratio of 32.2% in 2012 was level with the consolidated underwriting expense ratio of 32.2% in 2011.

Written Premiums

        Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2013	2012	2011
Business Insurance	$13,577	$13,111	$12,418
Financial, Professional & International Insurance	3,546	3,275	3,408
Personal Insurance	7,534	7,923	8,061

Total	$24,657	$24,309	$23,887

	Net Written Premiums
(for the year ended December 31, in millions)	2013	2012	2011
Business Insurance	$12,233	$11,872	$11,340
Financial, Professional & International Insurance	3,309	2,981	3,102
Personal Insurance	7,225	7,594	7,745

Total	$22,767	$22,447	$22,187

        Gross and net written premiums in 2013 both increased by 1% over 2012. Gross and net written premiums in 2012 increased by 2% and 1%, respectively, over 2011. Factors contributing to the changes in gross and net written premiums in each segment in 2013 and 2012 as compared with the respective prior year are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business Insurance

        Results of the Company's Business Insurance segment were as follows:

(for the year ended December 31, in millions)	2013	2012	2011
Revenues:
Earned premiums	$12,084	$11,691	$11,327
Net investment income	1,975	2,090	2,041
Fee income	393	322	295
Other revenues	158	40	31

Total revenues	$14,610	$14,143	$13,694

Total claims and expenses	$11,541	$11,761	$12,206

Operating income	$2,329	$1,843	$1,354

Loss and loss adjustment expense ratio	61.2%	65.9%	73.1%
Underwriting expense ratio	30.7	31.5	31.6

GAAP combined ratio	91.9%	97.4%	104.7%

Overview

        Operating income in 2013 was $2.33 billion, $486 million or 26% higher than operating income of $1.84 billion in 2012. The increase in operating income primarily reflected the pretax impact of (i) lower catastrophe losses, (ii) higher underlying underwriting margins and (iii) the settlement of a legal matter, partially offset by (iv) lower net favorable prior year reserve development and (v) lower net investment income. The improvement in underlying underwriting margins primarily resulted from the impact of earned pricing that exceeded loss cost trends. Partially offsetting this net pretax increase in operating income was the related tax expense. Additionally, operating income in 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters. The effective tax rate in 2013 was higher than in 2012. This resulted from the impact of interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income, partially offset by the resolution of prior year tax matters described above. Catastrophe losses in 2013 were $285 million, compared with $794 million in 2012. Net favorable prior year reserve development in 2013 was $325 million, compared with $467 million in 2012. Net favorable prior year reserve development in 2013 was reduced by a $42 million charge that was precipitated by legislation in New York as described in the consolidated "Claims and Claim Adjustment Expenses" section above.

        Operating income in 2012 was $1.84 billion, $489 million or 36% higher than operating income of $1.35 billion in 2011. The increase in operating income primarily reflected the pretax impact of (i) higher underlying underwriting margins, (ii) a decline in catastrophe losses, (iii) an increase in net favorable prior year reserve development and (iv) an increase in net investment income. The improvement in underlying underwriting margins primarily resulted from the impact of earned pricing that exceeded loss cost trends, lower non-catastrophe weather-related losses and higher business volume. Partially offsetting this pretax increase was the related tax expense. Additionally, net income in 2011 benefited from a reduction in income tax expense resulting from the resolution of various prior year tax matters. The effective tax rate in 2012 was higher than in 2011. This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income, and the resolution of prior year tax matters discussed above. Catastrophe losses in 2012 were $794 million, compared with $1.02 billion in 2011. Net favorable prior year reserve development in 2012 was $467 million, compared with $245 million in 2011.

Revenues

Earned Premiums

        Earned premiums in 2013 were $12.08 billion, $393 million or 3% higher than in 2012. Earned premiums in 2012 were $11.69 billion, $364 million or 3% higher than in 2011. The increases in both years primarily reflected the impact of increases in net written premiums over the preceding twelve months.

Net Investment Income

        Net investment income in 2013 was $1.98 billion, $115 million or 6% lower than in 2012. Net investment income in 2012 was $2.09 billion, $49 million or 2% higher than in 2011. Refer to the "Net Investment Income" section of the "Consolidated Results of Operations" discussion herein for a description of the factors contributing to the changes in the Company's consolidated net investment income in 2013 and 2012 compared with the respective prior years. In addition, refer to note 2 of notes to the Company's consolidated financial statements herein for a discussion of the Company's net investment income allocation methodology.

Fee Income

        National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers' compensation residual market pools. Fee income in 2013 increased by $71 million or 22% over 2012. Fee income in 2012 increased by $27 million or 9% over 2011. The increases in both years primarily reflected higher serviced premium volume in workers' compensation residual market pools and higher claim volume in the large deductible business.

Other Revenues

        Other revenues in 2013 included a $91 million gain from the settlement of a legal proceeding, which is discussed in more detail in note 16 of notes to the consolidated financial statements.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2013 were $7.58 billion, $281 million or 4% lower than in 2012, primarily reflecting (i) a decline in catastrophe losses and (ii) the impact of a modest decline in volumes of insured exposures, partially offset by (iii) the impact of loss cost trends and (iv) a decrease in net favorable prior year reserve development. Catastrophe losses in 2013 were $285 million, compared with $794 million in 2012. Net favorable prior year reserve development in 2013 was $325 million, compared with $467 million in 2012. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

        Claims and claim adjustment expenses in 2012 were $7.86 billion, $590 million or 7% lower than in 2011, primarily reflecting (i) lower catastrophe losses, (ii) lower non-catastrophe weather-related losses and (iii) an increase in net favorable prior year reserve development, partially offset by (iv) the impact of loss cost trends. Catastrophe losses in 2012 were $794 million, compared with $1.02 billion in 2011. Net favorable prior year reserve development in 2012 was $467 million, compared with $245 million in

2011. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

Amortization of Deferred Acquisition Expenses

        Amortization of deferred acquisition costs in 2013 was $1.91 billion, $29 million or 2% higher than in 2012. Amortization of deferred acquisition costs in 2012 was $1.88 billion, $69 million or 4% higher than in 2011. The increases in both 2013 and 2012 were generally consistent with the increases in earned premiums compared to the respective prior year.

General and Administrative Expenses

        General and administrative expenses in 2013 were $2.05 billion, $32 million or 2% higher than in 2012, as increases in employee- and technology-related costs were partially offset by a reduction in assessments from certain states. General and administrative expenses in 2012 were $2.02 billion, $76 million or 4% higher than in 2011, primarily driven by increases in employee- and technology-related costs.

Income Tax Expense

        Income tax expense in 2013 was $740 million, $201 million or 37% higher than in 2012, primarily reflecting the impacts of a $684 million increase in underwriting margins (including the impact of decreases in catastrophe losses and net favorable prior year reserve development), partially offset by lower net investment income and a reduction in income tax expense of $43 million resulting from the resolution of prior year tax matters in 2013.

        Income tax expense in 2012 was $539 million, $405 million higher than in 2011, primarily reflecting the impacts of an $836 million increase in underwriting margins (including the impact of a decrease in catastrophes and an increase in net favorable prior year reserve development), an increase in net investment income from non-fixed maturity investments and a reduction in income tax expense of $76 million resulting from the resolution of prior year tax matters in 2011.

GAAP Combined Ratios

        The GAAP combined ratio of 91.9% in 2013 was 5.5 points lower than the GAAP combined ratio of 97.4% in 2012.

        The loss and loss adjustment expense ratio of 61.2% in 2013 was 4.7 points lower than the loss and loss adjustment expense ratio of 65.9% in 2012. Catastrophe losses in 2013 and 2012 accounted for 2.4 points and 6.8 points, respectively, of the loss and loss adjustment expense ratio. Net favorable prior year reserve development in 2013 and 2012 provided 2.7 points and 4.0 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2013 underlying loss and loss adjustment expense ratio was 1.6 points lower than the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the "Overview" section above, partially offset by the impact of a change in business mix due to an increase in longer-tail loss-sensitive business in the National Accounts business group.

        The underwriting expense ratio of 30.7% in 2013 was 0.8 points lower than the 2012 underwriting expense ratio of 31.5%. The decrease in 2013 primarily reflected the impact of growth in earned premiums.

        The GAAP combined ratio of 97.4% in 2012 was 7.3 points lower than the GAAP combined ratio of 104.7% in 2011.

        The loss and loss adjustment expense ratio of 65.9% in 2012 was 7.2 points lower than the loss and loss adjustment expense ratio of 73.1% in 2011. Catastrophe losses in 2012 and 2011 accounted for 6.8 points and 9.0 points, respectively, of the loss and loss adjustment expense ratio. Net favorable prior year reserve development in 2012 and 2011 provided 4.0 points and 2.2 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2012 underlying loss and loss adjustment expense ratio was 3.2 points lower than the 2011 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the "Overview" section above.

        The underwriting expense ratio of 31.5% in 2012 was 0.1 points lower than the 2011 underwriting expense ratio of 31.6%.

Written Premiums

        The Business Insurance segment's gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2013	2012	2011
Select Accounts	$2,774	$2,827	$2,830
Commercial Accounts	3,375	3,280	3,076
National Accounts	1,606	1,387	1,112
Industry-Focused Underwriting	2,719	2,627	2,473
Target Risk Underwriting	2,244	2,116	2,035
Specialized Distribution	862	876	886

Total Business Insurance Core	13,580	13,113	12,412
Business Insurance Other	(3)	(2)	6

Total Business Insurance	$13,577	$13,111	$12,418

	Net Written Premiums
(for the year ended December 31, in millions)	2013	2012	2011
Select Accounts	$2,724	$2,775	$2,784
Commercial Accounts	3,197	3,101	2,890
National Accounts	1,010	907	782
Industry-Focused Underwriting	2,645	2,554	2,407
Target Risk Underwriting	1,799	1,666	1,587
Specialized Distribution	858	870	880

Total Business Insurance Core	12,233	11,873	11,330
Business Insurance Other	—	(1)	10

Total Business Insurance	$12,233	$11,872	$11,340

        Gross and net written premiums in 2013 increased by 4% and 3%, respectively, over 2012. The increases in gross and net written premiums in 2013 were concentrated in Target Risk Underwriting, National Accounts, Commercial Accounts and Industry-Focused Underwriting, partially offset by declines in Select Accounts and Specialized Distribution. In 2013, business retention rates remained strong and were virtually level with 2012. Renewal premium changes remained positive in 2013 but were lower than in 2012, primarily due to a decline in insured exposures. Renewal rate changes continued to exceed expected loss cost trends. New business premiums in 2013 increased over 2012.

        Gross and net written premiums in 2012 increased by 6% and 5%, respectively, over 2011. The increases in gross and net written premiums were concentrated in Commercial Accounts, Industry-Focused Underwriting, National Accounts and Target Risk Underwriting, and were largely driven by rate increases and positive audit premium adjustments (which were higher than in 2011). In 2012, business retention rates remained strong but were lower than in 2011. Renewal premium changes remained positive in 2012 and were higher than in 2011. New business premiums in 2012 decreased from 2011.

        Select Accounts.    Net written premiums of $2.72 billion in 2013 decreased by 2% from 2012. Business retention rates in 2013 remained strong and were level with 2012. Renewal premium changes remained positive in 2013 and were slightly higher than in 2012, primarily due to higher renewal rate increases. New business premiums in 2013 declined from 2012. Net written premiums of $2.78 billion in 2012 were virtually level with 2011. Business retention rates in 2012 remained strong but were lower than in 2011. Renewal premium changes remained positive in 2012 and were higher than in 2011, primarily due to higher renewal rate increases. New business premiums in 2012 decreased from 2011. Net written premiums in both 2013 and 2012 were favorably impacted by positive audit premium adjustments.

        Commercial Accounts.    Net written premiums of $3.20 billion in 2013 increased by 3% over 2012. Business retention rates in 2013 remained strong but were lower than in 2012. Renewal premium changes remained positive in 2013 but were lower than in 2012, due to a decline in both insured exposures and renewal price changes. New business premiums in 2013 increased over 2012. Net written premiums of $3.10 billion in 2012 increased by 7% over 2011. Business retention rates remained strong but were lower than in 2011. Renewal premium changes remained positive in 2012 and were higher than in 2011, primarily due to renewal rate increases. New business premiums in 2012 decreased from 2011. Net written premiums in 2012 were favorably impacted by positive audit premium adjustments (which were higher than in 2011).

        National Accounts.    Net written premiums of $1.01 billion in 2013 increased by 11% over 2012, primarily due to continuing strong retention, positive renewal premium changes, increased new business and growth in workers' compensation residual market pools. Business retention rates remained strong in 2013 but were lower than in 2012. Renewal premium changes in 2013 remained positive but were lower than in 2012, driven by a decline in payroll exposure growth. New business premiums in 2013 were higher than in 2012. Net written premiums of $907 million in 2012 increased by 16% over 2011. Business retention rates remained strong in 2012 and were level with 2011. Renewal premium changes were positive and were higher than in 2011, driven by payroll exposure growth. New business premiums in 2012 increased over 2011. Growth in workers' compensation residual market pools also contributed to premium growth in both 2013 and 2012.

        Industry-Focused Underwriting.    Net written premiums of $2.65 billion in 2013 increased by 4% over 2012, as premium growth in the Construction and Technology business units was partially offset by a decline in the Public Sector Services business unit. Business retention rates remained strong in 2013 and were higher than in 2012. Renewal premium changes remained positive in 2013 but were lower than in 2012. New business premiums in 2013 increased over 2012. Net written premiums of $2.55 billion in 2012 increased by 6% over 2011, driven by growth in the Construction, Oil & Gas and Technology business units. Business retention rates in 2012 remained strong and were virtually level with 2011. Renewal premium changes remained positive in 2012 and were higher than in 2011, primarily due to renewal rate increases. New business premiums in 2012 decreased from 2011.

        Target Risk Underwriting.    Net written premiums of $1.80 billion in 2013 increased by 8% over 2012, driven by the National Property and Inland Marine business units. Business retention rates remained strong in 2013 and were slightly higher than in 2012. Renewal premium changes remained positive in 2013 but were lower than in 2012. New business premiums in 2013 increased over 2012. Net written premiums of $1.67 billion in 2012 increased by 5% over 2011, also driven by the National Property and Inland Marine business units. Business retention rates in 2012 remained strong but were lower than in 2011. Renewal premium changes remained positive in 2012 and were higher than in 2011, primarily due to renewal rate increases. New business premiums in 2012 increased over 2011.

        Specialized Distribution.    Net written premiums of $858 million in 2013 declined by 1% from 2012, driven by premium decreases in National Programs. Business retention rates remained strong in 2013 but were lower than in 2012. Renewal premium changes remained positive in 2013 and were slightly lower than in 2012. New business premiums in 2013 increased over 2012. Net written premiums of $870 million in 2012 decreased by 1% from 2011. Premium decreases in the Northland business unit were largely offset by premium growth in the National Programs business unit. Business retention rates in 2012 remained strong but were lower than in 2011. Renewal premium changes remained positive in 2012 and were higher than in 2011, primarily due to renewal rate increases. New business premiums in 2012 decreased from 2011.

Financial, Professional & International Insurance

        Results of the Company's Financial, Professional & International Insurance segment were as follows:

(for the year ended December 31, in millions)	2013	2012	2011
Revenues:
Earned premiums	$3,229	$3,045	$3,174
Net investment income	372	395	414
Fee income	2	1	1
Other revenues	22	26	26

Total revenues	$3,625	$3,467	$3,615

Total claims and expenses	$2,732	$2,570	$2,738

Operating income	$648	$642	$647

Loss and loss adjustment expense ratio	43.2%	42.8%	46.4%
Underwriting expense ratio	41.1	41.3	39.4

GAAP combined ratio	84.3%	84.1%	85.8%

Overview

        Operating income in 2013 was $648 million, $6 million or 1% higher than operating income of $642 million in 2012. The increase in operating income primarily reflected the pretax impact of (i) higher underlying underwriting margins and (ii) higher net favorable prior year reserve development, largely offset by (iii) lower net investment income and (iv) higher catastrophe losses. The increase in underlying underwriting margins was driven by (i) earned pricing that exceeded loss cost trends, partially offset by (ii) the impact of lower volumes of insured exposures, (iii) a higher level of what the Company defines as large losses, (iv) higher general and administrative expenses and (v) higher non-catastrophe weather-related losses. Partially offsetting this net pretax increase in operating income was the related tax expense. Additionally, operating income in 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters in 2013. The effective tax rate in 2013 decreased from 2012, primarily due to the impact of the resolution of prior year tax matters described above. Catastrophe losses in 2013 were $56 million, compared with $50 million in 2012. Net favorable prior year reserve development in 2013 was $306 million, compared with $298 million in 2012.

        Operating income in 2012 was $642 million, $5 million or 1% lower than operating income in 2011. The decrease in operating income in 2012 compared with 2011 primarily reflected the pretax declines in (i) net favorable prior year reserve development and (ii) net investment income, largely offset by (iii) higher underlying underwriting margins. The increase in underlying underwriting margins resulted from the pretax impact of (i) lower levels of what the Company defines as large losses and (ii) earned pricing that exceeded loss cost trends, partially offset by (iii) the impact of lower volumes of insured exposures. Partially offsetting this net pretax decrease in operating income was the related reduction in tax expense. Additionally, tax expense in 2011 was reduced by the resolution of prior year tax matters. The effective tax rate in 2012 increased over 2011, primarily due to the impact of the resolution of prior year tax matters in 2011 described above. Net favorable prior year reserve development in 2012 was $298 million, compared with $360 million in 2011. Catastrophe losses in 2012 were $50 million, compared with $55 million in 2011.

Revenues

Earned Premiums

        Earned premiums in 2013 were $3.23 billion, $184 million or 6% higher than in 2012, primarily reflecting the impact of the acquisition of Dominion.

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

Net Investment Income

        Net investment income in 2013 was $372 million, $23 million or 6% lower than in 2012. Net investment income in 2012 was $395 million, $19 million or 5% lower than in 2011. Included in the Financial, Professional & International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. As a result, reported net investment income in the Financial, Professional & International Insurance segment reflects a significantly smaller proportion of allocated net investment income, including that from the Company's non-fixed maturity investments that experienced a decrease in investment income in 2013 and an increase in investment income in 2012. Net investment income in 2013 also benefited from the acquisition of Dominion. Refer to the "Net Investment Income" section of the "Consolidated Results of Operations" discussion herein for a description of the factors contributing to the changes in the Company's consolidated net investment income in 2013 and 2012 compared with the respective prior years. In addition, refer to note 2 of notes to the Company's consolidated financial statements herein for a discussion of the Company's net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2013 were $1.40 billion, $90 million or 7% higher than in 2012, primarily reflecting (i) the impact of the acquisition of Dominion, (ii) a higher level of what the Company defines as large losses, (iii) higher non-catastrophe weather-related losses and (iv) an increase in catastrophe losses, partially offset by (v) reduced loss cost trends, (vi) the impact of lower volumes of insured exposures and (vii) higher net favorable prior year reserve development. Catastrophe losses in 2013 were $56 million, primarily resulting from floods in Alberta, Canada, and Storm Xaver in the United Kingdom, compared with $50 million in 2012, which primarily resulted from Storm Sandy. Net favorable prior year reserve development in 2013 was $306 million, compared with $298 million in 2012. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

        Claims and claim adjustment expenses in 2012 were $1.31 billion, $173 million or 12% lower than in 2011, primarily reflecting (i) lower levels of large losses and (ii) the impact of lower volumes of construction surety insured exposures and intentional underwriting actions as discussed above, partially offset by (iii) a decline in net favorable prior year reserve development. Net favorable prior year reserve development in 2012 was $298 million, compared with $360 million in 2011. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements. Catastrophe losses in 2012 were $50 million, compared with $55 million in 2011.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2013 was $623 million, $34 million or 6% higher than in 2012. The increase in 2013 primarily reflected the impact of the acquisition of Dominion and a change in business mix. Amortization of deferred acquisition costs in 2012 was $589 million, $14 million or 2% lower than in 2011. The decrease in 2012 was generally consistent with the decrease in earned premiums.

General and Administrative Expenses

        General and administrative expenses in 2013 were $705 million, $38 million or 6% higher than in 2012. The increase in 2013 primarily reflected the impact of the acquisition of Dominion, including related legal expenses, and higher employee-related expenses. General and administrative expenses in 2012 were $667 million, $19 million or 3% higher than in 2011. The increase in 2012 primarily reflected increases in employee- and technology-related costs to enhance operations and support future business growth.

Income Tax Expense

        Income tax expense in 2013 was $245 million, $10 million or 4% lower than in 2012, primarily reflecting the impact of the $15 million reduction in income tax expense resulting from the resolution of prior year tax matters, partially offset by the impact of a $23 million increase in underwriting margins (including the impact of catastrophe losses and net favorable prior year reserve development). Income tax expense in 2012 was $255 million, $25 million or 11% higher than in 2011, primarily reflecting the impact of a $14 million benefit in 2011 from the resolution of prior year tax matters and, to a lesser extent, an increase in underwriting margins in 2012 (including the impact of catastrophe losses and net favorable prior year reserve development) compared with 2011.

GAAP Combined Ratios

        The GAAP combined ratio of 84.3% in 2013 was 0.2 points higher than the GAAP combined ratio of 84.1% in 2012.

        The loss and loss adjustment expense ratio of 43.2% in 2013 was 0.4 points higher than the 2012 ratio of 42.8%. Catastrophe losses in 2013 and 2012 accounted for 1.8 and 1.7 points of the loss and loss adjustment expense ratio, respectively. Net favorable prior year reserve development provided 9.5 points and 9.8 points of benefit to the loss and loss adjustment expense ratio in 2013 and 2012, respectively. The 2013 underlying loss and loss adjustment expense ratio was level with the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the "Overview" section above, offset by the impact of the acquisition of Dominion and an increase in what the Company defines as large losses. Historically, Dominion has had a higher loss and loss adjustment expense ratio than the pre-existing business in the Financial, Professional & International Insurance segment.

        The underwriting expense ratio of 41.1% in 2013 was 0.2 points lower than the underwriting expense ratio of 41.3% in 2012. The decrease in 2013 primarily reflected the impact of the acquisition of Dominion, partially offset by the increases in amortization of deferred acquisition costs and general and administrative expenses described above. Historically, Dominion has had a lower underwriting expense ratio than the pre-existing business in the Financial, Professional & International Insurance segment, as the underwriting expense ratio of pre-existing business reflects investment in the Company's International business to enhance operations, improve underwriting results and support future business growth, as well as the business mix in Bond & Financial Products.

        The GAAP combined ratio of 84.1% in 2012 was 1.7 points lower than the GAAP combined ratio of 85.8% in 2011.

        The loss and loss adjustment expense ratio of 42.8% in 2012 was 3.6 points lower than the loss and loss adjustment expense ratio of 46.4% in 2011. The 2012 and 2011 ratios included 9.8 points and 11.3 points of benefit, respectively, from net favorable prior year reserve development. Catastrophe losses in 2012 and 2011 accounted for 1.7 points of the loss and loss adjustment expense ratio in each year. The 2012 underlying loss and loss adjustment expense ratio was 5.1 points lower than the 2011 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the "Overview" section above.

        The underwriting expense ratio of 41.3% in 2012 was 1.9 points higher than the underwriting expense ratio of 39.4% in 2011, primarily reflecting the impact of a decline in earned premiums and, to a lesser extent, the impact of an increase in general and administrative expenses.

Written Premiums

        Financial, Professional & International Insurance gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2013	2012	2011
Bond & Financial Products	$2,131	$2,059	$2,092
International	1,415	1,216	1,316

Total Financial, Professional & International Insurance	$3,546	$3,275	$3,408

	Net Written Premiums
(for the year ended December 31, in millions)	2013	2012	2011
Bond & Financial Products	$2,030	$1,924	$1,953
International	1,279	1,057	1,149

Total Financial, Professional & International Insurance	$3,309	$2,981	$3,102

        Gross and net written premiums in 2013 increased by 8% and 11%, respectively, over 2012. Gross and net written premiums in 2012 both decreased by 4% from 2011. Renewal rate changes continued to exceed expected loss cost trends.

        Net written premiums in Bond & Financial Products in 2013 were $2.03 billion, $106 million or 6% higher than in 2012, primarily driven by higher contract surety volume, rate increases in the management liability business and lower reinsurance costs primarily resulting from a change in a reinsurance treaty. Excluding the surety line of business, for which the following are not relevant measures, business retention rates in 2013 remained strong but were lower than in 2012. Renewal premium changes in 2013 remained positive and were virtually level with 2012, as increases in renewal rate changes were largely offset by a decline in insured exposures. Renewal rate changes continued to exceed expected loss cost trends in 2013. New business premiums in 2013 decreased from 2012.

        Net written premiums in Bond & Financial Products in 2012 were $1.92 billion, $29 million or 1% lower than in 2011. The decrease was primarily driven by lower business volume in construction surety due to the continued low levels of government construction spending, which was largely offset by growth in management liability business volume. Excluding the surety line of business, for which the following are not relevant measures, business retention rates in 2012 remained strong and were slightly higher than in 2011. Renewal premium changes in 2012 were positive and significantly higher than in 2011, primarily driven by positive renewal rate changes. New business premiums in 2012 decreased from 2011.

        Net written premiums in International in 2013 were $1.28 billion, $222 million or 21% higher than in 2012. The increase in 2013 primarily reflected the impact of the acquisition of Dominion. Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong and were higher than in 2012. Renewal premium changes in 2013 were positive and increased over 2012, as growth in insured exposures in 2013, compared with a decline in 2012, was partially offset by lower positive renewal rate changes in 2013 compared with 2012. New business premiums in 2013 increased over 2012.

        Net written premiums in International in 2012 were $1.06 billion, $92 million or 8% lower than in 2011. The decrease in 2012 primarily reflected lower business volume in the Company's operations at Lloyd's, lower surety volumes in Canada, the impact of the Company's withdrawal from personal insurance business in the Republic of Ireland and, to a lesser extent, the impact of foreign currency rates of exchange. Excluding the surety line of business, for which the following are not relevant measures, business retention rates in 2012 were strong and higher than in 2011. Renewal premium changes in 2012 were negative and lower than in 2011, as positive renewal rate changes were more than offset by a decline in insured exposures. New business premiums in 2012 were lower than in 2011.

Personal Insurance

        Results of the Company's Personal Insurance segment were as follows:

(for the year ended December 31, in millions)	2013	2012	2011
Revenues:
Earned premiums	$7,324	$7,621	$7,589
Net investment income	369	404	424
Other revenues	103	66	70

Total revenues	$7,796	$8,091	$8,083

Total claims and expenses	$6,592	$7,842	$8,708

Operating income (loss)	$838	$217	$(332)

Loss and loss adjustment expense ratio	59.1%	72.3%	83.5%
Underwriting expense ratio	29.8	29.6	30.1

GAAP combined ratio	88.9%	101.9%	113.6%

Incremental impact of direct to consumer initiative on GAAP combined ratio	1.8%	2.3%	2.5%

Overview

        Operating income in 2013 was $838 million, $621 million higher than operating income of $217 million in 2012. The increase in operating income primarily reflected the pretax impact of

(i) lower catastrophe losses, (ii) higher underlying underwriting margins, (iii) an increase in other revenues and (iv) higher net favorable prior year reserve development, partially offset by (v) lower net investment income. The higher underlying underwriting margins resulted from the impact of earned pricing that exceeded loss cost trends and lower non-catastrophe weather-related losses. Partially offsetting this net pretax increase in operating income was the related tax expense. Additionally, operating income in 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters. The effective tax rate in 2013 increased over 2012. This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income. Catastrophe losses in 2013 were $250 million, compared with $1.02 billion in 2012. Net favorable prior year reserve development in 2013 was $209 million, compared with $175 million in 2012.

        Operating income in 2012 was $217 million, $549 million higher than the operating loss of ($332) million in 2011. The improvement in operating income in 2012 compared with 2011 primarily reflected the pretax impact of (i) a decline in catastrophe losses, (ii) higher underlying underwriting margins and (iii) an increase in net favorable prior year reserve development. The higher underlying underwriting margins resulted from lower non-catastrophe weather-related losses and lower fire-related losses. Partially offsetting this net pretax increase in operating income was the related tax expense. Additionally, operating income in 2011 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters. The effective tax rate in 2012 increased over 2011. This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income, as well as the resolution of prior year tax matters discussed above. Catastrophe losses in 2012 were $1.02 billion, compared with $1.49 billion in 2011. Net favorable prior year reserve development in 2012 was $175 million, compared with $110 million in 2011.

Revenues

Earned Premiums

        Earned premiums in 2013 were $7.32 billion, $297 million or 4% lower than in 2012. Earned premiums in 2012 were $7.62 billion, $32 million or less than 1% higher than in 2011. The changes in both years reflected changes in net written premiums over the preceding twelve months.

Net Investment Income

        Net investment income in 2013 was $369 million, $35 million or 9% lower than in 2012. Net investment income in 2012 was $404 million, $20 million or 5% lower than in 2011. Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the change in the Company's net investment income in 2013 and 2012 as compared with the respective prior year. In addition, refer to note 2 of notes to the Company's consolidated financial statements herein for a discussion of the Company's net investment income allocation methodology.

Other Revenues

        Other revenues in 2013 included a $20 million gain from the sale of renewal rights in the third quarter of 2013 related to the Company's National Flood Insurance Program (NFIP) business. The Company was a participant in the NFIP Write Your Own (WYO) Program administered by the Federal Emergency Management Agency (FEMA) and the Federal Insurance & Mitigation Administration (FIMA).

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2013 were $4.33 billion, $1.18 billion or 21% lower than in 2012. The decrease primarily reflected (i) lower catastrophe losses, (ii) lower non-catastrophe weather-related losses, (iii) the impact of lower volumes of insured exposures and (iv) higher net favorable prior year reserve development, partially offset by (v) the impact of loss cost trends. Catastrophe losses in 2013 and 2012 were $250 million and $1.02 billion, respectively. Net favorable prior year reserve development in 2013 and 2012 was $209 million and $175 million, respectively. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

        Claims and claim adjustment expenses in 2012 were $5.50 billion, $837 million or 13% lower than in 2011. The decrease primarily reflected (i) lower catastrophe losses, (ii) lower non-catastrophe weather-related losses, (iii) lower fire-related losses and (iv) higher net favorable prior year reserve development, partially offset by (v) the impact of loss cost trends, including a higher number of severe bodily injury claims in the automobile line of business. Catastrophe losses in 2012 were $1.02 billion, compared with $1.49 billion in 2011. Net favorable prior year reserve development in 2012 was $175 million, compared with $110 million in 2011. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2013 was $1.29 billion, $152 million or 11% lower than in 2012. The decrease in 2013 reflected (i) the decline in earned premiums compared with 2012, (ii) a reclassification of fee income related to the National Flood Insurance Program from general and administrative expenses to a component of acquisition costs to conform to the presentation prescribed by insurance regulators, and (iii) lower fixed-value commission expense. Amortization of deferred acquisition costs in 2012 was $1.44 billion, $21 million or 1% lower than in 2011, primarily due to lower fixed-value commission expense. The lower fixed-value commission expense in 2013 resulted from an increase in the number of agents reverting to a contingent commission compensation program (the costs of which are classified in "general and administrative expenses") from a fixed-value compensation program (the costs of which are classified in "amortization of deferred acquisition costs").

General and Administrative Expenses

        General and administrative expenses in 2013 were $980 million, $80 million or 9% higher than in 2012. The increase in 2013 included an increase in contingent commission expense due to the increase in the number of agents reverting to a contingent commission compensation program and the impact of the reclassification of fee income described above. The increase in 2013 also included the impact of $12 million of restructuring charges, primarily comprised of severance costs related to the Company's announced plan to reduce certain claim and other insurance expenses in this segment. These factors were partially offset by a decline in advertising expense. General and administrative expenses in 2012 were $900 million, $8 million or 1% lower than in 2011.

Income Tax Expense

        Income tax expense in 2013 was $366 million, $334 million higher than in 2012, primarily reflecting the impacts of the $953 million increase in underwriting margins (including the impact of a decrease in catastrophe losses and the increase in net favorable prior year reserve development), partially offset by lower net investment income and a reduction in income tax expense of $5 million resulting from the resolution of prior year tax matters in 2013. Income tax expense in 2012 was $32 million, compared to an income tax benefit of $293 million in 2011. The change in income tax expense of $325 million in 2012 from 2011 primarily reflected the $898 million decrease in underwriting loss (including the impact of a decrease in catastrophes and an increase in net favorable prior year reserve development) from 2011, as well as the reduction in income tax expense of $10 million resulting from the resolution of prior year tax matters in 2011.

GAAP Combined Ratio

        The GAAP combined ratio of 88.9% in 2013 was 13.0 points lower than the GAAP combined ratio of 101.9% in 2012.

        The loss and loss adjustment expense ratio of 59.1% in 2013 was 13.2 points lower than the 2012 ratio of 72.3%. Catastrophe losses accounted for 3.4 and 13.4 points of the loss and loss adjustment expense ratio in 2013 and 2012, respectively. Net favorable prior year reserve development provided 2.8 points and 2.3 points of benefit to the loss and loss adjustment expense ratio in 2013 and 2012, respectively. The 2013 underlying loss and loss adjustment expense ratio was 2.7 points lower than the 2012 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the "Overview" section above.

        The underwriting expense ratio of 29.8% in 2013 was 0.2 points higher than the underwriting expense ratio of 29.6% in 2012. The increase in 2013 primarily reflected the decrease in earned premiums and the expense factors discussed above.

        The GAAP combined ratio of 101.9% in 2012 was 11.7 points lower than the GAAP combined ratio of 113.6% in 2011.

        The loss and loss adjustment expense ratio of 72.3% in 2012 was 11.2 points lower than the loss and loss adjustment expense ratio of 83.5% in 2011. Catastrophe losses accounted for 13.4 points and 19.6 points of the loss and loss adjustment expense ratios in 2012 and 2011, respectively. The loss and loss adjustment expense ratio for 2012 and 2011 included 2.3 points and 1.5 points of benefit, respectively, from net favorable prior year reserve development. The 2012 underlying loss and loss adjustment expense ratio was 4.2 points lower than the 2011 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the "Overview" section above.

        The underwriting expense ratio of 29.6% in 2012 was 0.5 points lower than the underwriting expense ratio of 30.1% in 2011. The decrease in 2012 primarily reflected the increase in earned premiums discussed above.

Agency Written Premiums

        Gross and net written premiums by product line were as follows for the Personal Insurance segment's Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the segment's gross and net written premiums:

	Gross Written Premiums
(for the year ended December 31, in millions)	2013	2012	2011
Agency Automobile	$3,277	$3,544	$3,706
Agency Homeowners and Other	4,094	4,220	4,221

Total Agency Personal Insurance	$7,371	$7,764	$7,927

	Net Written Premiums
(for the year ended December 31, in millions)	2013	2012	2011
Agency Automobile	$3,258	$3,527	$3,688
Agency Homeowners and Other	3,805	3,909	3,923

Total Agency Personal Insurance	$7,063	$7,436	$7,611

        In 2013, gross and net Agency written premiums were 5% lower than in 2012. Renewal rate changes continued to exceed expected loss cost trends, assuming weather patterns consistent with the Company's expectations. In 2012, gross and net Agency written premiums were 2% lower than in 2011.

        In 2013 in the Agency Automobile line of business, net written premiums were 8% lower than in 2012. Business retention rates in 2013 remained strong but were slightly lower than in 2012, while new business premiums in 2013 decreased from 2012, largely as a result of the Company's continued pricing strategies and other profitability improvement initiatives. Renewal premium changes in 2013 remained positive and were higher than in 2012, primarily driven by renewal rate changes. In 2012, net written premiums were 4% lower than in 2011. Business retention rates remained strong but were lower than in 2011, while new business premiums in 2012 decreased from 2011, largely as a result of the Company's pricing strategy and other profitability improvement initiatives. Renewal premium changes remained positive in 2012 and were higher than in 2011.

        In 2013 in the Agency Homeowners and Other line of business, net written premiums were 3% lower than in 2012. Business retention rates remained strong but were slightly lower than in 2012. Renewal premium changes in 2013 remained positive but were slightly lower than in 2012. New business premiums in 2013 decreased from 2012. Net written premiums in 2012 were slightly lower than in 2011. Business retention rates remained strong but were lower than in 2011. New business premiums in 2012 decreased from 2011, largely as a result of the Company's pricing strategy, higher deductibles and other profitability improvement initiatives. Renewal premium changes remained positive in 2012 and were higher than in 2011.

        For its Agency business, the Personal Insurance segment had approximately 6.2 million and 6.9 million active policies at December 31, 2013 and 2012, respectively. In the third quarter of 2013, the Company sold the renewal rights related to its National Flood Insurance Program (NFIP) business. Active policies in force at both dates have been adjusted to exclude the NFIP business.

Direct to Consumer Written Premiums

        In its direct to consumer business, net written premiums in 2013 were $162 million, $4 million or 3% higher than in 2012. In 2013, homeowners and other net written premiums increased by $7 million, or 16% over 2012, partially offset by a decline of $3 million, or 3%, in automobile net written premiums compared to 2012. Net written premiums in 2012 were $158 million, $24 million or 18% higher than in 2011. The increase in net written premiums in 2012 resulted from a $15 million or 15% increase in automobile net written premiums and a $9 million or 26% increase in homeowners and other net written premiums compared to 2011. The direct to consumer business had 166,000 and 161,000 active policies at December 31, 2013 and 2012, respectively.

Interest Expense and Other

(for the year ended December 31, in millions)	2013	2012	2011
Operating loss	$(248)	$(261)	$(279)

        The operating loss for Interest Expense and Other in 2013 was $13 million lower than in 2012. The operating loss for Interest Expense and Other in 2012 was $18 million lower than in 2011. After-tax interest expense in 2013, 2012 and 2011 was $235 million, $246 million and $251 million, respectively. The decline in interest expense in both 2013 and 2012 compared with the respective prior year primarily reflected a lower level of average debt outstanding.

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

        In the third quarter of 2013, the Company completed its annual in-depth asbestos claim review, including a review of active policyholders and litigation cases for potential product and "non-product" liability, and noted the continuation of the following trends:

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

        The Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, experienced a slight increase in the number of policyholders with open asbestos claims at December 31, 2013 compared with December 31, 2012, while net asbestos-related payments in these categories decreased slightly in 2013 compared with 2012. Payments on behalf of policyholders in these categories continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

        The completion of these reviews and analyses in 2013, 2012 and 2011 resulted in $190 million, $175 million and $175 million increases, respectively, in the Company's net asbestos reserves in each period. In each year, the reserve increases were primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category and by higher projected payments on assumed reinsurance accounts. The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be moderately higher than previously anticipated due to the impact of the current litigation environment discussed above. Notwithstanding these trends, the Company's overall view of the underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

        Net asbestos losses paid in 2013, 2012 and 2011 were $218 million, $236 million and $284 million, respectively. Approximately 1%, 6% and 19% of total net paid losses in 2013, 2012 and 2011, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

        The Company categorizes its asbestos reserves as follows:

	Number of Policyholders		Total Net Paid		Net Asbestos Reserves
(at and for the year ended December 31, $ in millions)	2013	2012	2013	2012	2013	2012
Policyholders with settlement agreements	15	15	$3	$13	$108	$91
Home office and field office	1,690	1,678	195	199	2,047	2,089
Assumed reinsurance and other	—	—	20	24	195	198

Total	1,705	1,693	$218	$236	$2,350	$2,378

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

        On January 29, 2009, the Company and PPG Industries, Inc. ("PPG"), along with approximately 30 other insurers of PPG, agreed in principle to an agreement to settle asbestos-related coverage litigation under insurance policies issued to PPG. The tentative settlement agreement has been incorporated into the Modified Third Amended Plan of Reorganization ("Amended Plan") proposed as part of the Pittsburgh Corning Corp. ("PCC," which is 50% owned by PPG) bankruptcy proceeding. Pursuant to the proposed Amended Plan, which was filed on January 30, 2009, PCC, along with enumerated other companies (including PPG as well as the Company as a participating insurer), are to receive protections afforded by Section 524(g) of the Bankruptcy Code from certain asbestos-related bodily injury claims. Under the agreement in principle, the Company has the option to make a series of payments over the next 20 years totaling approximately $620 million to the Trust to be created under the Amended Plan, or it may elect to make a one-time discounted payment, which, as of March 31, 2014, would total approximately $493 million (approximately $464 million after reinsurance). The agreement in principle with PPG is subject to numerous contingencies, including final court approval of the Amended Plan, and the Company has no obligation to make the settlement payment until all contingencies are satisfied. The Company's obligations under this agreement in principle are included in the "home office and field office" category in the preceding table.

        The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2013	2012	2011
Beginning reserves:
Gross	$2,689	$2,780	$2,941
Ceded	(311)	(341)	(393)

Net	2,378	2,439	2,548

Incurred losses and loss expenses:
Gross	190	171	195
Ceded	—	4	(20)

Net	190	175	175

Losses paid:
Gross	273	262	356
Ceded	(55)	(26)	(72)

Net	218	236	284

Ending reserves:
Gross	2,606	2,689	2,780
Ceded	(256)	(311)	(341)

Net	$2,350	$2,378	$2,439

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

        In its review of environmental reserves, the Company considers: past settlement payments; changing judicial and legislative trends; its reserves for the costs of litigating environmental coverage matters; the potential for policyholders with smaller exposures to be named in new clean-up actions for both on-and off-site waste disposal activities; the potential for adverse development; the potential for additional new claims beyond previous expectations; and the potential higher costs for new settlements.

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

        The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980's. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims has been greater than anticipated. As a result, in 2013, 2012 and 2011, the Company increased its net environmental reserves by $65 million, $90 million and $76 million, respectively.

        Net environmental losses paid in 2013, 2012 and 2011 were $84 million, $84 million and $86 million, respectively. At December 31, 2013, approximately 91% of the net environmental reserve (approximately $314 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. The balance, approximately 9% of the net environmental reserve (approximately $30 million), consists of case reserves.

        The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2013	2012	2011
Beginning reserves:
Gross	$352	$346	$354
Ceded	(5)	(5)	(3)

Net	347	341	351

Incurred losses and loss expenses:
Gross	72	99	80
Ceded	(7)	(9)	(4)

Net	65	90	76

Losses paid:
Gross	87	93	88
Ceded	(3)	(9)	(2)

Net	84	84	86

Acquired reserves, foreign exchange and other:(1)
Gross	18	—	—
Ceded	(2)	—	—

Net	16	—	—

Ending reserves:
Gross	355	352	346
Ceded	(11)	(5)	(5)

Net	$344	$347	$341

(1)
Represents acquired reserves of Dominion at November 1, 2013.

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

        As a result of the processes and procedures discussed above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2013 are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the emergence of a greater number of asbestos claims than anticipated as a result of extended life expectancies resulting from medical advances and lifestyle improvements, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments. (Also see note 16 of notes to the consolidated financial statements).

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

INVESTMENT PORTFOLIO

        The Company's invested assets at December 31, 2013 were $73.16 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate and 5% in other investments. As a result of the acquisition of Dominion, total investments increased by $2.62 billion at November 1, 2013, of which $1.83 billion were fixed maturity investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

        The carrying value of the Company's fixed maturity portfolio at December 31, 2013 was $63.96 billion. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's insurance and debt obligations. The weighted average credit quality of the Company's fixed maturity portfolio, both including and excluding U.S. Treasury securities, was "Aa2" at both December 31, 2013 and 2012. Below investment grade securities represented 3.0% and 3.1% of the total fixed maturity investment portfolio at December 31, 2013 and 2012, respectively. The average effective duration of fixed maturities and short-term securities was 3.7 (3.9 excluding short-term securities) at December 31, 2013 and 3.2 (3.4 excluding short-term securities) at December 31, 2012. The increase in the average effective duration of the Company's fixed maturities and short-term securities at December 31, 2013 when compared to year-end 2012 primarily reflected an increase in interest rates during 2013. See the "Outlook" section in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The carrying values of investments in fixed maturities classified as available for sale at December 31, 2013 and 2012 were as follows:

	2013		2012
(at December 31, in millions)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,315	Aaa/Aa1	$2,222	Aaa/Aa1

Obligations of states, municipalities and political subdivisions:
Pre-refunded	9,518	Aa1	9,025	Aa1
All other	26,044	Aa1	29,656	Aa1

Total obligations of states, municipalities and political subdivisions	35,562		38,681

Debt securities issued by foreign governments	2,577	Aaa/Aa1	2,257	Aaa

Mortgage-backed securities, collateralized mortgage obligations, and pass-through securities	2,424	A1	2,997	A1

All other corporate bonds and redeemable preferred stock:
Financial:
Bank	2,314	Aa3	1,808	A1
Insurance	605	A2	433	A1
Finance/leasing	68	Baa1	39	Baa3
Brokerage and asset management	30	A1	34	A2

Total financial	3,017		2,314
Industrial	12,859	A3	12,076	A3
Public utility	2,166	A3	2,151	A3
Canadian municipal securities(2)	1,207	Aa1	643	Aa1
Sovereign corporate securities(3)	756	Aaa	1,011	Aaa
Commercial mortgage-backed securities and project loans(4)	475	Aaa	453	Aaa
Asset-backed and other	598	A1	588	A2

Total all other corporate bonds and redeemable preferred stock	21,078		19,236

Total fixed maturities	$63,956	Aa2	$65,393	Aa2

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

(2)
As a result of the acquisition of Dominion, total investments in Canadian municipal securities increased by $473 million at November 1, 2013.

(3)
Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Temporary Liquidity Guaranty and the Federal Ship Financing Programs.

(4)
Included in commercial mortgage-backed securities and project loans at December 31, 2013 and 2012 were $45 million and $50 million of securities guaranteed by the U.S. government, respectively, and $14 million of securities guaranteed by government sponsored enterprises at both dates.

        The following table sets forth the Company's fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2013, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$27,209	42.5%
Aa	19,430	30.4
A	9,331	14.6
Baa	6,054	9.5

Total investment grade	62,024	97.0
Below investment grade	1,932	3.0

Total fixed maturities	$63,956	100.0%

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2013, in millions)	Amortized Cost	Fair Value
Due in one year or less	$8,386	$8,525
Due after 1 year through 2 years	7,253	7,534
Due after 2 years through 3 years	5,152	5,458
Due after 3 years through 4 years	4,200	4,442
Due after 4 years through 5 years	3,754	3,973
Due after 5 years through 10 years	17,225	17,579
Due after 10 years	13,963	14,021

	59,933	61,532
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,263	2,424

Total	$62,196	$63,956

Obligations of States, Municipalities and Political Subdivisions

        The Company's fixed maturity investment portfolio at December 31, 2013 and 2012 included $35.56 billion and $38.68 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. Included in the municipal bond portfolio at December 31, 2013 and 2012 were $9.52 billion and

$9.03 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee. In August 2013, Moody's Investor Service revised its outlook for U.S. states to stable from negative, and in December 2013, Moody's revised its local government outlook to stable from negative.

        The following table shows the geographic distribution of the $26.04 billion of municipal bonds at December 31, 2013 that were not pre-refunded.

(at December 31, 2013, in millions)	State General Obligation	Local General Obligation	Revenue	Total Carrying Value	Average Credit Quality(1)
State:
Texas	$390	$2,297	$1,186	$3,873	Aaa/Aa1
California	45	1,418	387	1,850	Aa2
Washington	244	735	518	1,497	Aa1
Virginia	144	607	720	1,471	Aaa/Aa1
Illinois	150	776	272	1,198	Aa2
Minnesota	186	725	177	1,088	Aaa/Aa1
Massachusetts	126	30	895	1,051	Aaa/Aa1
Florida	276	38	688	1,002	Aa1
North Carolina	106	605	200	911	Aaa
Arizona	—	483	397	880	Aa1
Maryland	285	345	143	773	Aaa/Aa1
Colorado	—	551	216	767	Aa1
Georgia	126	281	280	687	Aaa/Aa1
All others(2)(3)	1,480	3,349	4,167	8,996	Aa1

Total	$3,558	$12,240	$10,246	$26,044	Aa1

(1)
Rated using external rating agencies or by the Company when a public rating does not exist. Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.

(2)
No other single state accounted for 2.5% or more of the total non-pre-refunded municipal bonds.

(3)
The Company owns $64 million of non-pre-refunded bonds issued by Puerto Rico, of which $45 million are enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. The Company does not own any municipal securities issued by the city of Detroit, MI.

        The following table displays the funding sources for the $10.25 billion of municipal bonds identified as revenue bonds in the foregoing table at December 31, 2013.

(at December 31, 2013, in millions)	Carrying Value	Average Credit Quality(1)
Source:
Water and sewer	$3,479	Aaa/Aa1
Higher education	1,806	Aaa/Aa1
Power and utilities	985	Aa2
Transportation	930	Aa1
Special tax	658	Aa1
Lease	437	Aa2
Housing	107	Aaa/Aa1
Government funded/grant revenue	104	Aaa
Healthcare	92	Aa2
General fund	57	Aa3
Industrial revenue	52	A1
Property tax	24	Aa2
Other revenue sources	1,515	Aaa/Aa1

Total	$10,246	Aa1

(1)
Rated using external rating agencies or by the Company when a public rating does not exist. Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.

        The Company bases its investment decision on the underlying credit characteristics of the municipal security. While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions. Of the insured municipal securities in the Company's investment portfolio at December 31, 2013, approximately 99% were rated at "A3" or above, and approximately 91% were rated at "Aa3" or above, without the benefit of insurance. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company's results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company's ability and intent to hold the securities. The average credit rating of the underlying issuers of these securities was "Aa2" at December 31, 2013. The average credit rating of the entire municipal bond portfolio was "Aa1" at December 31, 2013 with and without the enhancement provided by third-party insurance.

Debt Securities Issued by Foreign Governments

        The following table shows the geographic distribution of the Company's long-term fixed maturity investments in debt securities issued by foreign governments at December 31, 2013.

(at December 31, 2013, in millions)	Carrying Value	Average Credit Quality(1)
Foreign Government:
Canada	$1,350	Aaa
United Kingdom	971	Aaa/Aa1
Norway	97	Aaa
All Others(2)(3)	159	Aaa/Aa1

Total	$2,577	Aaa/Aa1

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

        The following table shows the Company's Eurozone exposure at December 31, 2013 to all debt securities issued by foreign governments, financial companies, sovereign corporations (including sovereign banks) whose securities are backed by the respective country's government and all other corporate securities (comprised of industrial corporations and utility companies) which could be affected if economic conditions deteriorated due to a prolonged recession.

			Corporate Securities
	Debt Securities Issued by Foreign Governments
			Financial		Sovereign Corporates		All Other
(at December 31, 2013, in millions)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)
Eurozone Periphery
Spain	$—	—	$11	Baa2	$—	—	$36	Baa1
Ireland	—	—	2	A3	—	—	54	A3
Italy	—	—	—	—	—	—	17	Ba1
Greece	—	—	—	—	—	—	2	Baa2
Portugal	—	—	—	—	—	—	—	—

Subtotal	—		13		—		109

Eurozone Non-Periphery
Germany	41	Aaa	3	Baa1	277	Aaa	256	A3
France	28	Aa1	18	A2	3	Aaa/Aa1	371	A2
Netherlands	—	—	45	A1	84	Aaa/Aa1	305	A2
Austria	—	—	—	—	7	Aaa/Aa1	—	—
Finland	17	Aaa	—	—	—	—	13	Ba1
Belgium	—	—	—	—	—	—	166	A3
Luxembourg	—	—	—	—	—	—	22	Ba1

Subtotal	86		66		371		1,133

Total	$86		$79		$371		$1,242

(1)
Rated using external rating agencies or by the Company when a public rating does not exist. The table includes $116 million of short-term securities which have the highest ratings issued by external rating agencies for short-term issuances. For purposes of this table, the short-term securities, which are rated "A-1+" and/or "P-1," are included as "Aaa" rated securities.

        In addition to fixed maturities noted in the foregoing table, the Company has exposure totaling $267 million to private equity limited partnerships and real estate partnerships (both of which are included in other investments in the Company's consolidated balance sheet) whose primary investing focus is across Europe. The Company has unfunded commitments totaling $178 million to these partnerships. The Company also has $5 million of nonredeemable preferred stock (included in equity securities on the Company's consolidated balance sheet) issued by companies in the Eurozone.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

        The Company's fixed maturity investment portfolio at December 31, 2013 and 2012 included $2.42 billion and $3.00 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMO), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company's investment strategy generally favors securities that reduce this risk within expected interest rate ranges. Included in the totals at December 31, 2013 and 2012 were $1.06 billion and $1.44 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.36 billion and

$1.56 billion, at December 31, 2013 and 2012, respectively. Approximately 42% and 43% of the Company's CMO holdings at December 31, 2013 and 2012, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC. The average credit rating of the $790 million and $893 million of non-guaranteed CMO holdings at December 31, 2013 and 2012, respectively, was "Ba3" and "B2," respectively. The average credit rating of all of the above securities was "A1" at both December 31, 2013 and 2012.

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

Alternative Documentation Mortgages and Sub-Prime Mortgages

        At December 31, 2013 and 2012, the Company's fixed maturity investment portfolio included collateralized mortgage obligations backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $293 million and $347 million, respectively (comprising less than 1% of the Company's total fixed maturity investments at both dates). The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities' requirements for credit score but do not meet the government-sponsored entities' guidelines for documentation, property type, debt and loan-to-value ratios. The average credit rating on these securities and obligations held by the Company was "Ba2" and "Ba1" at December 31, 2013 and 2012, respectively. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio's relatively small size.

Commercial Mortgage-Backed Securities and Project Loans

        At December 31, 2013 and 2012, the Company held commercial mortgage-backed securities (including FHA project loans) of $475 million and $453 million, respectively. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio's relatively small size and the underlying credit strength of these securities.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

        See note 1 of notes to the Company's consolidated financial statements for further information about these invested asset classes.

Other Investments

        The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures, which are subject to more volatility than the Company's fixed maturity investments. These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility. At December 31, 2013 and 2012, the carrying value of the Company's other investments was $3.44 billion and $3.43 billion, respectively.

Securities Lending

        The Company has engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time. At December 31, 2013 and 2012, the Company had $131 million and $403 million of securities on loan, respectively, as part of a tri-party lending agreement. The average monthly balance of securities on loan during 2013 and 2012 was $168 million and $197 million, respectively. Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest. The Company has not incurred any investment losses in its securities lending program for the years ended December 31, 2013, 2012 and 2011.

Lloyd's Trust Deposit

        The Company utilizes a Lloyd's trust deposit, whereby owned securities with a fair value of approximately $181 million held by a wholly-owned subsidiary at December 31, 2013 were pledged into a Lloyd's trust account to provide a portion of the capital needed to support the Company's obligations at Lloyd's.

Net Unrealized Investment Gains

        The net unrealized investment gains that were included as a separate component of accumulated other comprehensive income were as follows:

(at December 31, in millions)	2013	2012	2011
Fixed maturities	$1,760	$4,564	$4,238
Equity securities	257	183	145
Other investments	13	14	16

Unrealized investment gains before tax	2,030	4,761	4,399
Tax expense	708	1,658	1,528

Net unrealized investment gains at end of year	$1,322	$3,103	$2,871

        Net unrealized investment gains at December 31, 2013 declined from the prior year-end, primarily reflecting the impact of an increase in market interest rates during 2013. Net unrealized investment gains at December 31, 2012 increased over the prior year-end, primarily reflecting the impact of a decline in market interest rates during 2012.

        The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2013, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	7	3	1	3	14

Total fixed maturities	7	3	1	3	14
Equity securities	—	—	—	—	—

Total	$7	$3	$1	$3	$14

        These unrealized investment losses at December 31, 2013 represent less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders' equity on an after-tax basis.

        For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.

        At December 31, 2013 and 2012, below investment grade securities comprised 3.0% and 3.1% of the Company's fixed maturity investment portfolio, respectively. Included in below investment grade securities at December 31, 2013 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $390 million and a fair value of $373 million, resulting in a net pretax unrealized investment loss of $17 million. These securities in an unrealized loss position represented less than 1% of both the total amortized cost and the fair value of the fixed maturity portfolio at December 31, 2013 and accounted for 2.4% of the total gross pretax unrealized investment loss in the fixed maturity portfolio at December 31, 2013.

Impairment Charges

        Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2013	2012	2011
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2	4	13
All other corporate bonds	3	4	5
Redeemable preferred stock	—	—	—

Total fixed maturities	5	8	18

Equity securities
Common stock	5	3	6
Non-redeemable preferred stock	—	1	—

Total equity securities	5	4	6

Other investments	5	3	1

Total	$15	$15	$25

        Following are the pretax realized losses on investments sold during the year ended December 31, 2013:

(for the year ended December 31, 2013, in millions)	Loss	Fair Value
Fixed maturities	$25	$688
Equity securities	1	27

Total	$26	$715

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

        The Company actively monitors and evaluates changes in third-party models and, when necessary, calibrates the catastrophe risk model estimates delivered via its own proprietary modeling processes. The Company considers historical loss experience, recent events, underwriting practices, market share analyses, external scientific analysis and various other factors to account for non-modeled losses to refine its proprietary view of catastrophe risk. These proprietary models are continually updated as new information emerges.

        The tables below set forth the probabilities that estimated losses, comprising claims and allocated claim adjustment expenses (but excluding unallocated claim adjustment expenses), from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars and as a percentage of the Company's common equity), based on the current version of the proprietary and third-party computer models utilized by the Company at December 31, 2013. For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company's loss from a single U.S. hurricane in a one-year timeframe would equal or exceed $1.3 billion, or 6% of the Company's common equity at December 31, 2013.

	Dollars (in billions)
Likelihood of Exceedance(1)	Single U.S. Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	$1.0	$0.4
1.0% (1-in-100)	$1.3	$0.6
0.4% (1-in-250)	$2.2	$0.8
0.1% (1-in-1,000)	$4.7	$1.7

	Percentage of Common Equity(2)
Likelihood of Exceedance	Single U.S. Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	4%	2%
1.0% (1-in-100)	6%	2%
0.4% (1-in-250)	9%	3%
0.1% (1-in-1,000)	20%	7%

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

        The threshold loss amounts in the tables above, which are based on the Company's in-force portfolio at December 31, 2013 and catastrophic reinsurance program at January 1, 2014, are net of reinsurance, after-tax and exclude unallocated claim adjustment expenses, which historically have been less than 10% of loss estimates. The amounts for hurricanes reflect U.S. exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures. The hurricane loss amounts are based on the Company's catastrophe risk model estimates and include losses from the hurricane hazards of wind and storm surge. The amounts for earthquakes reflect U.S. and Canadian property and workers' compensation exposures. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated threshold loss amounts.

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

CHANGING CLIMATE CONDITIONS

        Severe weather events over the last several years have underscored the unpredictability of future climate trends and created uncertainty regarding insurers' exposures to financial loss as a result of catastrophes and other weather-related events. For example, over the last decade hurricane activity has impacted areas further inland than previously experienced, thus expanding the Company's potential for losses from hurricanes. Additionally, both the frequency and severity of tornado and hail storms in the United States have been greater in recent years. Further, any reduction in arctic sea ice may contribute to rising sea levels that could impact flooding in coastal areas. Accordingly, the Company may be subject to increased losses from catastrophes and other weather-related events. Additionally, the Company's catastrophe models may be less reliable due to the increased unpredictability, frequency and severity of severe weather events.

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

REINSURANCE RECOVERABLES

        The Company reinsures a portion of the risks it underwrites in order to control its exposure to losses. For additional discussion regarding the Company's reinsurance coverage, see "Part I—Item 1—Reinsurance."

        The following table summarizes the composition of the Company's reinsurance recoverables:

(at December 31, in millions)	2013	2012
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,707	$5,256
Allowance for uncollectible reinsurance	(239)	(258)

Net reinsurance recoverables	4,468	4,998
Mandatory pools and associations	1,897	2,549
Structured settlements	3,348	3,165

Total reinsurance recoverables	$9,713	$10,712

        The $530 million decline in net reinsurance recoverables from December 31, 2012 primarily reflected the impacts of (i) cash collections, including commutation agreements and (ii) net favorable prior year reserve development, partially offset by (iii) the acquisition of Dominion. As a result of the acquisition of Dominion, total reinsurance recoverables increased by $352 million at November 1, 2013. The $652 million decline in mandatory pools and associations from December 31, 2012 primarily reflected catastrophe-related collections and, to a lesser extent the impact of the sale of renewal rights, in connection with the Company's National Flood Insurance Program business.

        The following table presents the Company's top five reinsurer groups by reinsurance recoverable at December 31, 2013 (in millions). Also included is the A.M. Best rating of each reinsurer group at February 13, 2014:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group's Predominant Reinsurer
Munich Re Group	$525	A+	second highest of 16 ratings
Swiss Re Group	491	A+	second highest of 16 ratings
Alleghany Group	254	A	third highest of 16 ratings
XL Capital Group	242	A	third highest of 16 ratings
NKSJ Holdings Inc. Group	242	A+	second highest of 16 ratings

        At December 31, 2013, the Company held $1.37 billion of collateral in the form of letters of credit, funds and trust agreements held to fully or partially collateralize certain reinsurance recoverables.

        For a discussion of a pending reinsurance dispute pertaining to a portion of the Company's reinsurance recoverable from the Munich Re Group in the foregoing table, see note 16 of notes to the consolidated financial statements.

        Included in reinsurance recoverables are amounts related to structured settlements, which are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company's consolidated balance sheet as a reinsurance recoverable and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as the Company retains the contingent liability to the claimant. If it is expected that the life insurance company is not able to pay, the Company would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments. The following table presents the Company's top five groups by structured settlements at December 31, 2013 (in millions). Also included is the A.M. Best rating of the Company's predominant insurer from each insurer group at February 13, 2014:

Group	Structured Settlements	A.M. Best Rating of Group's Predominant Insurer
Fidelity & Guaranty Life Group	$972	B++	fifth highest of 16 ratings
MetLife Group	456	A+	second highest of 16 ratings
Genworth Financial Group	429	A	third highest of 16 ratings
John Hancock Group	255	A+	second highest of 16 ratings
Symetra Financial Group	248	A	third highest of 16 ratings

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

        Given the possibility that more active weather patterns such as the Company experienced in a number of recent periods may continue, as well as the possibility that interest rates may remain low for some period of time, along with the current level of profitability in certain of its product lines, the Company has undertaken various efforts, and expects to undertake additional efforts, to improve its underwriting margins. These efforts include seeking improved rates where the Company believes it is appropriate, as well as improved terms and conditions, on many of its insurance products, and also include other initiatives, such as reducing operating expenses and acquisition costs. In the Agency Automobile line of business, given new business levels, the Company has undertaken various actions (which are discussed in more detail in the "Underwriting Gain/Loss" section below) to reduce expenses and costs in order to improve underwriting margins and enable it to have a more competitively priced product. These and other actions to improve profitability with respect to Agency Automobile or the Company's other business units may not be successful and/or may result in lower retention and new business levels and therefore lower business volumes. If these actions are not effective, the Company may need to explore other actions or initiatives to improve its competitive position and profitability. Refer to "Part I—Item 1A—Risk Factors—The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability" and "—Disruptions to our relationships with our independent agents and brokers could adversely affect us."

        Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong relative to historical experience. The Company also expects to continue to achieve, in the aggregate, price increases on renewal business during 2014 that exceed loss cost trends. In the Business Insurance segment, the Company expects that renewal premium changes during 2014 will be broadly consistent with the levels attained in the fourth quarter of 2013 and will be driven by both positive renewal rate changes and, subject to the economic uncertainties discussed below, growth in insured exposures. In the Financial, Professional & International Insurance segment, the Company expects that renewal premium changes during 2014 will be broadly consistent with 2013. With respect to surety, the Company expects net written premium volumes during 2014 that are broadly consistent with 2013. In the Personal Insurance segment, the Company expects both Agency Automobile and Agency Homeowners and Other renewal premium changes during 2014 will decline as compared to 2013, but the Company expects such renewal premium changes will remain positive and exceed underlying loss cost trends, assuming weather patterns and other loss trends consistent with the Company's expectations. Renewal premium changes for both Agency Automobile and Agency Homeowners and Other in 2014 are expected to be driven by both positive renewal rate changes (based on the Company's actions to file for rate increases) and, subject to the economic uncertainties discussed below, growth in insured exposures. The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

        The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business. Property and casualty insurance market conditions are expected to remain competitive during 2014 for new business, not only in Business Insurance and Financial, Professional & International Insurance, but especially in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as "comparative raters," has facilitated the process of generating multiple quotes, thereby increasing price comparison on new business and, increasingly, on renewal business.

        Modest economic growth in the United States experienced in recent periods may or may not continue, or may continue at a slower rate for an extended period of time. In addition, some economic conditions, such as employment rates, may continue to be weak. Future actions or inactions of the United States government, such as a failure to increase the government debt limit or a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets. Further, general uncertainty regarding the U.S. Federal budget and taxes, implementation of the Affordable Care Act and the regulatory environment has added to the uncertainty regarding economic conditions generally. If weak economic conditions persist or deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company's ability to write business at acceptable rates. Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could adversely impact net written premiums during 2014, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted in 2014.

        Underwriting Gain/Loss.    The Company's underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

        Catastrophe and other weather-related losses are inherently unpredictable from period to period. The Company experienced significant catastrophe and other weather-related losses in a number of recent periods which adversely impacted its results of operations. The Company's results of operations would continue to be adversely impacted if significant catastrophe and other weather-related losses were to occur during 2014.

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

        In Business Insurance, the Company expects that the anticipated impact of increases in renewal premium changes, partially offset by consistent modest loss cost trends, and assuming weather patterns consistent with the Company's expectations, will likely result in underlying underwriting margins during 2014 that are higher than in 2013.

        In Financial, Professional & International Insurance, the Company expects underlying underwriting margins in 2014 will be broadly consistent with 2013 as the anticipated impact of recent underwriting actions and positive renewal premium changes will be offset by consistent modest loss cost trends and the inclusion of Dominion. This also assumes that weather patterns and what the Company defines as large losses are consistent with the Company's expectations. While the Company is taking actions to improve profitability at Dominion, it will be a number of years before these actions, to the extent successful, will be fully realized.

        In Personal Insurance, the Company anticipates underlying underwriting margins during 2014 that are broadly consistent with 2013. In Agency Automobile, the Company anticipates an improvement in underlying underwriting margins during 2014 compared to 2013 due to the anticipated impact of continued positive renewal premium changes, combined with the Company's announced plan to reduce certain claim adjustment and other insurance expenses, partially offset by loss cost trends. The Company anticipates that the recently announced launch of Quantum Auto 2.0, as discussed below, will increase new business premiums but will not have a meaningful impact on underlying underwriting margins during 2014. In Agency Homeowners and Other, the Company anticipates a modest decline in underlying underwriting margins during 2014 compared to 2013, reflecting a return to non-catastrophe weather-related loss levels and loss cost trends consistent with the Company's expectations, partially offset by the anticipated impact of continued positive renewal premium changes. Also in Personal Insurance, the Company's direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company's long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

        The Agency Automobile line of business has been negatively impacted by various factors, including the use of price comparison technology by agents and brokers as discussed above. The Company's actions in response to these factors include, among other things, an announced plan to reduce certain claim adjustment and other insurance expenses, with the majority of the impact in the Agency Automobile line of business. That plan is intended to result in savings of $140 million pre-tax per year by 2015 when fully implemented. It will also result in a restructuring charge of approximately $16 million, $12 million of which was incurred in 2013. Additionally, in the fourth quarter of 2013, the Company launched a new private passenger automobile product, Quantum Auto 2.0. This product, in addition to incorporating the cost savings described above, has a lower base commission rate than the Company's existing Quantum Auto 1.0 product. These changes in cost structure are intended to enable the Company to price Quantum Auto 2.0 more competitively while generating an expected appropriate return. The new product was launched in 18 states by December 31, 2013 and is expected to be eventually offered in all but three states before the end of 2014. The Company currently intends that, in approved states, all new accounts will be on the new product; in addition, the product will also be available to agents at their discretion for existing accounts.

        Investment Portfolio.    The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The average effective duration of fixed maturities and short-term securities was 3.7 (3.9 excluding short-term securities) at December 31, 2013. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio. The Company continually evaluates its investment alternatives and mix. Currently, the majority of the Company's investments are comprised of a widely diversified portfolio of high-quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

        The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures. These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

        Net investment income is a material contributor to the Company's results of operations. Interest rates remain at very low levels by historical standards. Based on the current interest rate environment, the Company estimates that the impact of lower reinvestment yields on the Company's fixed maturity portfolio could, in 2014, result in approximately $25 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding prior year quarter. Given recent general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio in 2014 will be lower than in 2013. If general economic conditions and/or investment market conditions deteriorate during 2014, the Company could also experience a further reduction in net investment income and/or significant realized investment losses, including impairments. Future actions or inactions of the United States government, such as a failure to increase the government debt limit or a shutdown of the federal government, could increase the actual or perceived risk that the U.S. may not ultimately pay its obligations when due and may disrupt financial markets. The carrying value of the Company's investments in U.S. Treasury securities and obligations of U.S. government and government agencies and authorities was $2.32 billion at December 31, 2013. Additionally, the carrying value of the Company's investments in obligations of states, municipalities and political subdivisions included pre-refunded bonds of $9.52 billion at December 31, 2013. Pre-refunded bonds are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest. For further discussion of the Company's investment portfolio, see "Investment Portfolio." For a discussion of the risks to the Company's business during or following a financial market disruption and risks to the Company's investment portfolio, see the risk factors entitled "During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected" and "Our investment portfolio may suffer reduced returns or material realized or unrealized losses" included in "Part I—Item 1A—Risk Factors."

        Capital Position.    The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income. In addition, the timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. For information regarding the Company's common share repurchases in 2013, see "Liquidity and Capital Resources."

        The Company had a net after-tax unrealized investment gain of $1.15 billion in its fixed maturity investment portfolio at December 31, 2013. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders' equity, and a declining interest rate environment would have the opposite effects. For a discussion of the risks to the Company's business during or following a financial market disruption and risks to the Company's investment portfolio, see the risk factors entitled "During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected" and "Our investment portfolio may suffer reduced returns or material realized or unrealized losses" included in "Part I—Item 1A—Risk Factors."

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

        Operating Company Liquidity.    The liquidity requirements of the Company's insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. The insurance subsidiaries' liquidity requirements can be impacted by, among other factors, the timing and amount of catastrophe claims, which are inherently unpredictable, as well as the timing and amount of reinsurance recoveries, which may be affected by reinsurer solvency and reinsurance coverage disputes. Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. It is the opinion of the Company's management that the insurance subsidiaries' future liquidity needs will be adequately met from all of sources described above. Subject to restrictions imposed by states in which the Company's insurance subsidiaries are domiciled, the Company's principal insurance subsidiaries pay dividends to their respective parent companies, which in turn pay dividends to the corporate holding (parent) company (TRV). For further information regarding restrictions on dividends paid by the Company's insurance subsidiaries, see Part I—Item 1—Regulation."

        Holding Company Liquidity.    TRV's liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan. At December 31, 2013, TRV held total cash and short-term invested assets in the United States aggregating $1.59 billion and having a weighted average maturity of 84 days. These assets are sufficient to meet TRV's current liquidity requirements and are in excess of TRV's minimum target level, which comprises TRV's estimated annual pretax interest expense and common shareholder dividends, and currently totals approximately $1.1 billion.

        TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. U.S. income taxes have not been recognized on $714 million of the Company's foreign operations' undistributed earnings as of December 31, 2013, as such earnings are intended to be permanently reinvested in those operations. Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company. The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company's financial position or liquidity at December 31, 2013.

        TRV has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in June 2018. This line of credit also supports TRV's $800 million commercial paper program, of which $100 million was outstanding at December 31, 2013. TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

        The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $206 million, to provide a portion of the capital needed to support its obligations at Lloyd's at December 31, 2013. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd's, which could include utilizing holding company funds on hand.

Operating Activities

        Net cash flows provided by operating activities were $3.82 billion, $3.23 billion and $2.17 billion in 2013, 2012 and 2011, respectively. Cash flows in 2013 primarily reflected a decrease in losses paid related to catastrophes and a higher level of collected premiums, partially offset by an increase in income tax payments. Cash flows in 2012 primarily reflected a decrease in losses paid related to catastrophes, a lower level of paid losses related to asbestos claims and operations in runoff and a higher level of collected premiums, partially offset by an increase in paid losses related to non-catastrophe ongoing business (including the impact of increased loss costs). In 2013, the Company made no contributions to its qualified domestic pension plan, which was 106% funded at December 31, 2013. In 2012 and 2011, the Company voluntarily made contributions totaling $217 million and $185 million, respectively, to its qualified domestic pension plan.

Investing Activities

        Net cash flows used in investing activities in 2013 and 2012 were $910 million and $972 million, compared with net cash flows provided by investing activities of $1.15 billion in 2011. The 2013 total included $997 million related to the Company's acquisition of Dominion (net of cash acquired). The Company's consolidated total investments at December 31, 2013 decreased by $678 million, or 1% from year-end 2012, primarily reflecting the impact of a significant decline in net unrealized appreciation of investments driven by an increase in interest rates, common share repurchases and dividends paid to shareholders, partially offset by net cash flows provided by operating activities and the impact of the acquisition of Dominion.

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

Financing Activities

        Net cash flows used in financing activities were $2.94 billion, $2.15 billion and $3.31 billion in 2013, 2012 and 2011, respectively. The totals in each year reflected common share repurchases, dividends to shareholders and the repayment of debt, partially offset by the proceeds from employee stock option exercises and, in 2013, proceeds from the issuance of debt.

Debt Transactions.

        2013.    On July 25, 2013, the Company issued $500 million aggregate principal amount of 4.60% senior notes that will mature on August 1, 2043. The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $494 million. Interest on the senior notes is payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2014. The senior notes are redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present value of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current treasury rate (as defined) plus 15 basis points.

        On March 15, 2013, the Company's $500 million, 5.00% senior notes matured and were fully paid.

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

        In 2014, no debt obligations, other than commercial paper, become due. In 2015, the amount of debt obligations, other than commercial paper, that comes due is $400 million. The Company may refinance maturing debt through funds generated internally or, depending on market conditions, through funds generated externally, including as a result of the issuance of debt or other securities.

        Dividends.    Dividends paid to shareholders were $729 million, $694 million and $665 million in 2013, 2012 and 2011, respectively. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Company's board of directors and will depend upon many factors, including the Company's financial position, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On January 21, 2014, the Company announced that it declared a regular quarterly dividend of $0.50 per share, payable March 31, 2014, to shareholders of record on March 10, 2014.

        Share Repurchases.    The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. In October 2013, the board of directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity. The following table summarizes repurchase activity in 2013 and remaining repurchase capacity at December 31, 2013.

Quarterly Period Ending (in millions, except per share amounts)	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2013	3.7	$300	$81.01	$1,859
June 30, 2013	3.6	300	82.99	1,559
September 30, 2013	9.7	800	82.21	759
December 31, 2013	11.4	1,000	88.10	4,759

Total	28.4	$2,400	84.51	4,759

        From the inception of the first authorization in May 2006 through December 31, 2013, the Company repurchased a cumulative total of 390.8 million shares for a total cost of $21.24 billion, or an average of $54.35 per share.

        In 2013, 2012 and 2011, the Company acquired 0.8 million, 0.9 million and 1.4 million shares, respectively, of common stock from employees as treasury stock primarily to cover payroll withholding taxes related to the vesting of restricted stock awards and exercises of stock options.

Capital Resources

        Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company's capital structure at December 31, 2013 and 2012.

(at December 31, in millions)	2013	2012
Debt:
Short-term	$100	$600
Long-term	6,261	5,761
Net unamortized fair value adjustments and debt issuance costs	(15)	(11)

Total debt	6,346	6,350

Shareholders' equity:
Common stock and retained earnings, less treasury stock	23,986	23,169
Accumulated other comprehensive income	810	2,236

Total shareholders' equity	24,796	25,405

Total capitalization	$31,142	$31,755

        Total capitalization at December 31, 2013 was $31.14 billion, $613 million lower than at December 31, 2012, primarily reflecting the impact of a decrease in net unrealized appreciation of investments, common share repurchases totaling $2.40 billion under the Company's share repurchase authorization, shareholder dividends of $734 million and debt repayments of $500 million, partially offset by net income of $3.67 billion and the issuance of debt for net proceeds of $494 million.

        The following table provides a reconciliation of total capitalization excluding net unrealized gains on investments to total capitalization presented in the foregoing table.

(at December 31, dollars in millions)	2013	2012
Total capitalization excluding net unrealized gains on investments	$29,820	$28,652
Net unrealized gain on investments, net of taxes	1,322	3,103

Total capitalization	$31,142	$31,755

Debt-to-total capital ratio	20.4%	20.0%

Debt-to-total capital ratio excluding net unrealized gains on investments	21.3%	22.2%

        The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company's management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company's financial leverage position. The Company's ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) was 21.3% at December 31, 2013, within the Company's target range of 15% to 25%.

        Credit Agreement.    On June 7, 2013, the Company entered into a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its three-year $1.0 billion credit agreement that was due to expire on June 10, 2013. Terms of the credit agreement are discussed in more detail in note 8 of notes to the Company's consolidated financial statements.

        Shelf Registration.    The Company has filed with the Securities and Exchange Commission a universal shelf registration statement for the potential offering and sale of securities. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering.

        Share Repurchase Authorization.    At December 31, 2013, the Company had $4.76 billion of capacity remaining under its share repurchase authorization approved by the board of directors.

Contractual Obligations

        The following table summarizes, as of December 31, 2013, the Company's future payments under contractual obligations and estimated claims and claim-related payments. The table excludes short-term obligations and includes only liabilities at December 31, 2013 that are expected to be settled in cash.

        The table below includes the amount and estimated future timing of claims and claim-related payments. The amounts do not represent the exact liability, but instead represent estimates, generally utilizing actuarial projections techniques, at a given accounting date. These estimates include expectations of what the ultimate settlement and administration of claims will cost based on the Company's assessment of facts and circumstances known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation or deflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer. The future cash flows related to the items contained in the table below required estimation of both amount (including severity considerations) and timing. Amount and timing are frequently estimated separately. An estimation of both amount and timing of future cash flows related to claims and claim-related payments has some unavoidable estimation uncertainty.

        The contractual obligations related to debt, operating leases, purchase obligations, long-term unfunded investment commitments, estimated claims and claim-related payments (gross of the estimated reinsurance recoveries) and liabilities related to unrecognized tax benefits, at December 31, 2013 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Debt
Senior notes	$5,900	$—	$800	$950	$4,150
Junior subordinated debentures	361	—	—	—	361

Total debt principal	6,261	—	800	950	4,511
Interest	5,572	365	696	590	3,921

Total long-term debt obligations(1)	11,833	365	1,496	1,540	8,432

Operating leases(2)	816	178	297	175	166

Purchase obligations
Information systems administration and maintenance commitments(3)	129	48	62	17	2
Other purchase commitments(4)	49	30	15	4	—

Total purchase obligations	178	78	77	21	2

Long-term unfunded investment commitments(5)	1,516	333	452	502	229

Estimated claims and claim-related payments
Claims and claim adjustment expenses(6)	48,637	10,622	11,405	6,395	20,215
Claims from large deductible policies(7)	—	—	—	—	—
Loss-based assessments(8)	174	37	52	19	66
Payout from ceded funds withheld(9)	229	27	54	30	118

Total estimated claims and claim-related payments	49,040	10,686	11,511	6,444	20,399

Liabilities related to unrecognized tax benefits(10)	381	—	381	—	—

Total	$63,764	$11,640	$14,214	$8,682	$29,228

(1)
The Company's $107 million remaining aggregate principal amount of 6.25% fixed-to-floating rate debentures bear interest at an annual rate of 6.25% from the date of issuance to, but excluding, March 15, 2017 and at a rate of three-month LIBOR plus 2.215% thereafter. The table above includes interest payments through the scheduled maturity date of March 15, 2037. Interest payments beginning March 15, 2017 through March 15, 2037 were calculated using the three-month LIBOR rate as of December 31, 2013.

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

The estimated future cash inflows from the Company's reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Reinsurance recoverables	$6,071	$1,090	$1,129	$837	$3,015

The Company manages its business and evaluates its liabilities for claims and claim adjustment expenses on a net of reinsurance basis. The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Claims and claim adjustment expenses, net	$42,566	$9,532	$10,276	$5,558	$17,200

For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2013.

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

The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables for workers' compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Contractholder payables/receivables	$4,328	$1,091	$1,204	$633	$1,400
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

(10)
The Company's current liabilities related to unrecognized tax benefits from uncertain tax positions are $381 million. Offsetting these liabilities are deferred tax assets of $362 million associated with the temporary differences that would exist if these positions become realized.

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

Dividend Availability

        The Company's principal insurance subsidiaries are domiciled in the state of Connecticut. The insurance holding company laws of Connecticut applicable to the Company's subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer's capital and surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $3.33 billion is available by the end of 2014 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2014 and/or increase the amount of dividends from its insurance subsidiaries in 2014, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

        TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company's foreign operations are not material and are intended to be permanently reinvested in those operations.

        TRV and its two non-insurance holding company subsidiaries received $2.90 billion of dividends in 2013, all of which was received from their U.S. insurance subsidiaries.

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

        The Qualified Plan is subject to regulations under the Employee Retirement Income Act of 1974 as amended (ERISA), which requires plans to meet minimum standards of funding and requires such plans to subscribe to plan termination insurance through the Pension Benefit Guaranty Corporation (PBGC). The Company does not have a minimum funding requirement for the Qualified Plan for 2014 and does not anticipate having a minimum funding requirement in 2015. The Company has significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. In 2013, there was no minimum funding requirement for the Qualified Plan, and the Company made no voluntary contributions to the Qualified Plan. In 2012 and 2011, the Company voluntarily made contributions totaling $217 million and $185 million, respectively, to the Qualified Plan. In determining future contributions, the Company will consider the performance of the plan's investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and the Company's other capital requirements. The Company has not determined whether or not additional voluntary funding will be made in the 2014. However, the Company currently believes, subject to actual plan performance and funded status at the time, that it may make voluntary pension contributions of approximately $75 million to $100 million annually beginning in 2015 as well as over the following several years.

        The Qualified Plan assets are managed to maximize long-term total return. The Company's overall strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. For 2014, the Company plans to apply an expected long-term rate of return on plan assets of 7.50%, the same rate as in 2013. The rates of return reflect the Company's current expectations of long-term returns on the plan's invested assets, taking into account the current low level of long-term interest rates as well as the Federal Reserve's commentary in November 2013 regarding its expectation to maintain interest rates at their current low levels until the national labor market is sufficiently strong. The Company's expected long-term rate of return on plan assets also contemplates a return to more normal levels of long-term interest rates in the future.

        For further discussion of the pension and other postretirement benefit plans, see note 14 of notes to the consolidated financial statements.

Risk-Based Capital

        The NAIC has Risk-Based Capital (RBC) requirements for property casualty companies to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirements. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies. At December 31, 2013, all of the Company's insurance subsidiaries had adjusted capital in excess of amounts requiring any company or regulatory action.

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

Claims and Claim Adjustment Expense Reserves

        Gross claims and claim adjustment expense reserves by product line were as follows:

	2013			2012
(at December 31, in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,355	$8,604	$13,959	$5,525	$9,109	$14,634
Commercial property	778	542	1,320	992	638	1,630
Commercial multi-peril	1,879	1,707	3,586	2,018	1,723	3,741
Commercial automobile	2,305	1,219	3,524	2,343	1,241	3,584
Workers' compensation	9,918	7,856	17,774	9,684	7,589	17,273
Fidelity and surety	426	818	1,244	479	934	1,413
Personal automobile	1,793	785	2,578	1,980	722	2,702
Homeowners and personal—other	635	551	1,186	1,335	809	2,144
International and other	3,585	2,109	5,694	2,216	1,551	3,767

Property-casualty	26,674	24,191	50,865	26,572	24,316	50,888
Accident and health	30	—	30	34	—	34

Claims and claim adjustment expense reserves	$26,704	$24,191	$50,895	$26,606	$24,316	$50,922

        Gross claims and claim adjustment expense reserves at December 31, 2013 decreased by $27 million from December 31, 2012, primarily reflecting the impact of net favorable prior year reserve development, payments related to catastrophes and payments related to operations in runoff, including asbestos and environmental claims, partially offset by the impact of the acquisition of Dominion. Dominion's reserves at December 31, 2013 were included in the "International and other" category in the foregoing table.

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

        There are also additional risks which impact the estimation of ultimate costs for catastrophes. For example, the estimation of reserves related to hurricanes, tornadoes and other catastrophic events can be affected by the inability of the Company and its insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties, including the interpretation of policy terms and conditions, and the nature of the information available to establish the reserves. Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; estimating the impact of demand surge, infrastructure disruption, fraud, the effect of mold damage and business interruption costs; and reinsurance collectibility. The timing of a catastrophe, such as at or near the end of a reporting period, can also affect the information available to the Company in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge.

        A portion of the Company's gross claims and claim adjustment expense reserves (totaling $2.96 billion at December 31, 2013) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs' expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company's management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company's future operating results. See the preceding discussion of "Asbestos Claims and Litigation" and "Environmental Claims and Litigation."

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
  New or expanded theories of liability

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

        Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from -8% to 4% (averaging -3%) for the Company and from -5% to 5% (averaging -2%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. General liability reserves (excluding asbestos and environmental) represent approximately 22% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line, excluding estimated asbestos and environmental amounts, was -4% for 2013, -3% for 2012 and -8% for 2011. The 2013 change was primarily concentrated in accident years 2010 and prior and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected. The 2012 change was primarily concentrated in excess coverages for accident years 2009 and prior and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected. Also contributing to the 2012 change was better than expected results for management liability business, primarily for the errors & omissions and fiduciary products for accident years 2007 and prior. The 2011 change was concentrated in excess coverages for accident years 2005-2008 and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -34% to -5% (averaging -18%) for the Company, and from -14% to -5% (averaging -10%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial property reserves represent approximately 3% of the Company's total claims and claim adjustment expense reserves.

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

        The Company's change in reserve estimate for this product line was -17% for 2013, -22% for 2012 and -5% for 2011. The 2013 change primarily reflected better than expected loss experience for accident years 2010 through 2012, driven by favorable loss development related to both catastrophe and non-catastrophe losses. The 2012 change primarily reflected better than expected development for accident years 2009 through 2011, driven by favorable loss development related to catastrophe losses incurred in 2011, and by higher subrogation and salvage recoveries for accident years 2009 through 2011. The 2011 change primarily reflected better than expected development in the 2008 and 2009 accident years for certain large national property and ocean marine exposures.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -19% to 5% (averaging -5%) for the Company, and from -6% to 2% (averaging -3%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves (excluding asbestos and environmental reserves) represent approximately 7% of the Company's total claims and claim adjustment expense reserves.

        As discussed above, this line combines general liability and commercial property coverages and it has been impacted in the past by many of the same events as those two lines.

        The Company's change in reserve estimate for this product line was 2% for 2013, -1% for 2012 and 5% for 2011. The 2013 change primarily reflected unfavorable loss experience for the liability coverage for accident years 2008 through 2011, driven by higher than expected severity and defense costs. The 2011 change reflected unfavorable loss development driven by late reporting of hail claims incurred in 2010.

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

        The Company's change in reserve estimate for this product line was 1% for 2013, 7% for 2012 and 5% for 2011. The 2012 change reflected higher than expected severity in the bodily injury coverage primarily for accident years 2010 and 2011. The 2011 change reflected higher than expected severity for the 2009 and 2010 accident years.

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

Indemnity risk factors

  •
  Time required to recover from the injury

  •
  Degree of available transitional jobs

  •
  Degree of legal involvement

  •
  Changes in the interpretations and processes of the administrative bodies that oversee workers' compensation claims

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

  •
  Frequency of claim reopenings on claims previously closed

  •
  Mortality trends of injured workers with lifetime benefits and medical treatment

  •
  Degree of cost shifting between workers' compensation and health insurance, including Medicare, and the impact, if any, of the Affordable Care Act.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -2% to 1% (averaging 0%) for the Company, and from -1% to 2% (averaging 0%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers' compensation reserves represent approximately 35% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was -1% in 2013, -2% in 2012 and 0% for 2011. The 2012 change was primarily driven by better than expected frequency and severity related to lifetime medical claims for accident years 2008 and prior.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -21% to 0% (averaging -8%) for the Company, and from -13% to 24% (averaging -1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Fidelity and surety reserves represent approximately 2% of the Company's total claims and claim adjustment expense reserves.

        In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

        The Company's change in reserve estimate for this product line was -21% for 2013, -8% for 2012 and -11% for 2011. The 2013 change reflected better than expected results primarily for the contract surety line of business for accident years 2010 and prior. The 2012 change reflected better than expected results primarily for the contract surety line of business for accident years 2008 and prior. The 2011 change primarily reflected better than expected development for accident years 2008 and prior for the contract surety business.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from -9% to 3% (averaging -2%) for the Company, and from -4% to -1% (averaging -3%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 5% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was 1% for 2013, 2% for 2012 and 3% for 2011. The 2012 change was primarily driven by higher than expected bodily injury severity for accident year 2011. The 2011 change reflected worse than expected severity for the 2007-2010 accident years.

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

  •
  Changes in underwriting standards

  •
  Changes in the use of credit data for rating and underwriting

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for homeowners and personal lines other, a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.0% increase (decrease) in claims and claim adjustment expense reserves.

        Historically, the one-year change in the reserve estimate for this product line (excluding the umbrella line of business, which for statutory reporting purposes is included with the general liability line of business) over the last nine years has varied from -22% to 3% (averaging -9%) for the Company, and from -8% to -2% (averaging -5%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Homeowners and personal lines other reserves represent approximately 2% of the Company's total claims and claim adjustment expense reserves.

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

        The Company's change in reserve estimate for this product line (excluding the umbrella line of business) was -17% for 2013, -11% for 2012 and -7% for 2011. The 2013 change was primarily driven by better than expected loss experience for catastrophe losses incurred in 2012 and non-catastrophe weather-related losses and non-weather-related losses for accident years 2012 and 2011. The 2012 change reflected better than expected loss development related to catastrophe losses incurred in 2011 and non-catastrophe losses incurred in accident years 2010 and 2011. The 2011 change reflected better than expected loss development related to catastrophe losses incurred in the first half of 2010.

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

        Due to changes in the business mix for this line over time, including the recent acquisition of Dominion, the recently incurred claim liabilities are relatively shorter tail (due to both the products and the jurisdictions involved, e.g., Canada, the Republic of Ireland and the United Kingdom), while the older liabilities include some from runoff operations that are extremely long tail (e.g., U.S. excess liabilities reinsured through the London market, and several underwriting pools in runoff). The speed of claim reporting and claim settlement is a function of the specific coverage provided, the jurisdiction, the distribution system (e.g., underwriting pool versus direct) and the proximity of the insurance sale to the insured hazard (e.g., insured and insurer located in different countries). In particular, liabilities arising from the underwriting pools in runoff may result in significant reporting lags, settlement lags and claim complexity, due to the need to coordinate with other pool members or co-insurers through a broker or lead-insurer for claim settlement purposes.

        International reserves are generally analyzed by country and general coverage category (e.g. General Liability in Canada, Commercial Property in the United Kingdom, etc.). The business is also generally split by direct versus assumed reinsurance for a given coverage. Where the underlying insured hazard is outside the United States, the underlying coverages are generally similar to those described under the Homeowners, Personal Automobile, Commercial Automobile, General Liability, Commercial Property and Surety discussions above, taking into account differences in the legal environment and differences in terms and conditions. For example, in some jurisdictions there are no aggregate policy limits on certain liability coverages.

        Other reserves, primarily assumed reinsurance in runoff, are generally analyzed by program/pool, treaty type, and general coverage category (e.g. General Liability—excess of loss reinsurance). Excess exposure requires the insured to "prove" not only claims under the policy, but also the prior payment of claims reaching up to the excess policy's attachment point.

        Examples of common risk factors, or perceptions thereof, that could change and, thus, affect the required International and other reserves (beyond those included in the general discussion section, and in the Personal Automobile, Homeowners, General Liability, Commercial Property, Commercial Automobile and Surety discussions above) include:

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

  •
  Changes in underwriting standards

  •
  Product mix (e.g., size of account, industries insured, jurisdiction mix)

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for International and other (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.2% increase (decrease) in claims and claim adjustment expense reserves. International and other reserves (excluding asbestos and environmental) represent approximately 11% of the Company's total claims and claim adjustment expense reserves.

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

        The Company has entered into two reinsurance contracts in connection with catastrophe bonds issued by Long Point Re III. Both of these contracts meet the requirements to be accounted for as reinsurance in accordance with guidance for accounting for reinsurance contracts. The catastrophe bonds are described in more detail in "Item 1—Business—Catastrophe Reinsurance."

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

        For a discussion of a pending reinsurance dispute pertaining to a portion of the Company's reinsurance recoverable from the Munich Re Group, see note 16 of notes to the consolidated financial statements.

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

Fixed Maturities

        The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both December 31, 2013 and 2012. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

        While the vast majority of the Company's municipal bonds and corporate bonds are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3. The fair value of the fixed maturities for which the Company used an internal pricing matrix was $94 million and $102 million at December 31, 2013 and 2012, respectively. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing. For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker). The fair value of the fixed maturities for which the Company received a broker quote was $161 million and $128 million at December 31, 2013 and 2012, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

        The International Accounting Standards Board (IASB) and the FASB have a convergence program with the intent of developing global standards for several significant areas of accounting, including the accounting for insurance contracts. In June 2012, the FASB issued a statement that indicated that based on the nature and totality of differences between the FASB's and IASB's views, it is not likely that the two boards will achieve convergence on this project. The FASB further noted that the FASB and IASB have very different perspectives on the project, given that the U.S. has existing guidance on insurance contracts whereas there is currently no comprehensive IFRS accounting standard for insurance contracts. In June 2013, each board issued for comment an exposure draft of the accounting for insurance contracts that has significant differences from the other board's draft as well as from current GAAP. Both exposure drafts propose changes that, if ultimately adopted, could significantly impact the accounting by insurers, including the Company, for premiums and unearned premium reserves, the liability for claims and claims adjustment expenses, reinsurance, and deferred acquisition costs. The Boards are reviewing the comments received on the exposure drafts and are expected to begin re-deliberations in the first quarter of 2014. As a result of this, it is currently unclear what changes, if any, may be made to the accounting for insurance contracts under GAAP as a result of this project. Additionally, any new standards issued by the Boards regarding insurance contracts may involve methodologies for valuing insurance contract liabilities that may be significantly different from the methodologies required by current U.S. GAAP. It is also possible that the Boards could issue different final standards that could result in the Company having to apply an accounting standard for its consolidated financial statements that is different from the accounting standard used for local reporting in foreign jurisdictions.

        The FASB and the IASB also continue to deliberate the three remaining projects intended to bring convergence between GAAP and IFRS for revenue recognition, accounting for financial instruments, and leasing. The revenue recognition project is largely converged and the Boards are expected to issue final guidance in the first half of 2014, while the Boards currently have different positions on certain key aspects of the financial instrument project (the classification and measurement and impairment). Both Boards intend to complete their financial instrument project during the first half of 2014. The timing of the leasing project is not known at this time.

        The Company is not able to predict whether it will choose to, or be required to, adopt IFRS or how the adoption of IFRS (or the potential convergence of GAAP and IFRS, including the joint project for valuing insurance contract liabilities) may impact the Company's financial statements in the future.

FORWARD-LOOKING STATEMENTS

        This report contains, and management may make, certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as "may," "will," "should," "likely," "anticipates," "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify these forward-looking statements. Specifically, statements about the Company's share repurchase plans, expected margin improvement, potential returns, future pension plan contributions and the potential impact of investment markets and other economic conditions on the Company's investment portfolio and underwriting results, among others, are forward looking, and the Company may also make forward-looking statements about, among other things:

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

  •
  strategic initiatives, including initiatives, such as in Personal Insurance, to improve profitability and competitiveness; and

  •
  the impact of its merger and acquisition transactions, including the acquisition of Dominion.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of December 31, 2013. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

        The carrying value of the Company's investment portfolio at December 31, 2013 and 2012 was $73.16 billion and $73.84 billion, respectively, of which 87% and 89% was invested in fixed maturity securities, respectively. At December 31, 2013 and 2012, approximately 9.3% and 6.2%, respectively, of the Company's invested assets were denominated in foreign currencies. The increase at December 31, 2013 primarily reflected the impact of the Company's acquisition of Dominion. The Company's exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.

        The primary market risks to the investment portfolio are interest rate risk and credit risk associated with investments in fixed maturity securities. The portfolio duration is primarily managed through cash market transactions and treasury futures transactions. In 2013, the estimated average effective duration of the Company's portfolio of fixed maturity and short-term security investments increased, primarily reflecting the impact of an increase in interest rates during the year. By the end of the second quarter of 2013, based upon the outlook for interest rates, the Company closed all of its short positions in U.S. Treasury futures contracts, which it had used to reduce the Company's exposure to a decrease in its book value resulting from an increase in interest rates. During the second half of 2013, the Company did not enter into any U.S. Treasury futures contracts. The Company may once again enter into positions in U.S. Treasury futures in future periods to help manage the duration of its investment portfolio. For additional information regarding the Company's investments, see notes 3 and 4 of notes to the Company's consolidated financial statements as well as the "Investment Portfolio" and "Outlook" sections of "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        The Company's foreign exchange market risk exposure is concentrated in the Company's invested assets, insurance reserves and shareholders' equity denominated in foreign currencies. Cash flows from the Company's foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the Canadian dollar comprised approximately 5.5% and 2.3% of the total invested assets at December 31, 2013 and 2012, respectively. The increase at December 31, 2013 primarily reflected the impact of the Company's acquisition of Dominion. Invested assets denominated in the British Pound Sterling comprised approximately 2.4% of the total invested assets at both December 31, 2013 and 2012. Invested assets denominated in other currencies at December 31, 2013 and 2012 were not material.

        There were no other significant changes in the Company's primary market risk exposures or in how those exposures were managed for the year ended December 31, 2013 compared to the year ended December 31, 2012. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

        For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value weighted basis, including accrued interest, using holdings as of December 31, 2013 and 2012.

        For debt, the change in fair value is determined by calculating hypothetical December 31, 2013 and 2012 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

        The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $1.90 billion and $1.64 billion based on a 100 basis point increase in interest rates at December 31, 2013 and 2012, respectively.

        The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.

Foreign Currency Exchange Rate Risk

        The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company's analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $681 million and $459 million at December 31, 2013 and 2012, respectively. This increase in the projected loss at December 31, 2013 primarily reflected the impact of the Company's acquisition of Dominion.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Companies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Travelers Companies, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP KPMG LLP

New York, New York
February 13, 2014

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

For the year ended December 31,	2013	2012	2011
Revenues
Premiums	$22,637	$22,357	$22,090
Net investment income	2,716	2,889	2,879
Fee income	395	323	296
Net realized investment gains(1)	166	51	55
Other revenues	277	120	126

Total revenues	26,191	25,740	25,446

Claims and expenses
Claims and claim adjustment expenses	13,307	14,676	16,276
Amortization of deferred acquisition costs	3,821	3,910	3,876
General and administrative expenses	3,757	3,610	3,556
Interest expense	361	378	386

Total claims and expenses	21,246	22,574	24,094

Income before income taxes	4,945	3,166	1,352
Income tax expense (benefit)	1,272	693	(74)

Net income	$3,673	$2,473	$1,426

Net income per share
Basic	$9.84	$6.35	$3.40

Diluted	$9.74	$6.30	$3.36

Weighted average number of common shares outstanding
Basic	370.3	386.2	415.8

Diluted	374.3	389.8	420.5

(1)
Total other-than-temporary impairment (OTTI) gains (losses) were $(10) million, $27 million and $30 million for the years ended December 31, 2013, 2012 and 2011, respectively. Of total OTTI, credit losses of $(15) million, $(15) million and $(25) million for the years ended December 31, 2013, 2012 and 2011, respectively, were recognized in net realized investment gains. In addition, unrealized gains from other changes in total OTTI of $5 million, $42 million and $55 million for the years ended December 31, 2013, 2012 and 2011, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions)

For the year ended December 31,	2013	2012	2011
Net income	$3,673	$2,473	$1,426

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(2,734)	281	1,570
Having credit losses recognized in the consolidated statement of income	3	81	4
Net changes in benefit plan assets and obligations	647	(69)	(307)
Net changes in unrealized foreign currency translation	(112)	43	(90)

Other comprehensive income (loss) before income taxes	(2,196)	336	1,177
Income tax expense (benefit)	(770)	105	427

Other comprehensive income (loss), net of taxes	(1,426)	231	750

Comprehensive income	$2,247	$2,704	$2,176

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

At December 31,	2013	2012
Assets
Fixed maturities, available for sale, at fair value (amortized cost $62,196 and $60,829)	$63,956	$65,393
Equity securities, available for sale, at fair value (cost $686 and $462)	943	645
Real estate investments	938	883
Short-term securities	3,882	3,483
Other investments	3,441	3,434

Total investments	73,160	73,838

Cash	294	330
Investment income accrued	734	752
Premiums receivable	6,125	5,872
Reinsurance recoverables	9,713	10,712
Ceded unearned premiums	801	856
Deferred acquisition costs	1,804	1,792
Deferred taxes	303	—
Contractholder receivables	4,328	4,806
Goodwill	3,634	3,365
Other intangible assets	351	381
Other assets	2,565	2,234

Total assets	$103,812	$104,938

Liabilities
Claims and claim adjustment expense reserves	$50,895	$50,922
Unearned premium reserves	11,850	11,241
Contractholder payables	4,328	4,806
Payables for reinsurance premiums	298	346
Deferred taxes	—	338
Debt	6,346	6,350
Other liabilities	5,299	5,530

Total liabilities	79,016	79,533

Shareholders' equity
Common stock (1,750.0 shares authorized; 353.5 and 377.4 shares issued and outstanding)	21,500	21,161
Retained earnings	24,291	21,352
Accumulated other comprehensive income	810	2,236
Treasury stock, at cost (401.5 and 372.3 shares)	(21,805)	(19,344)

Total shareholders' equity	24,796	25,405

Total liabilities and shareholders' equity	$103,812	$104,938

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in millions)

For the year ended December 31,	2013	2012	2011
Convertible preferred stock—savings plan
Balance, beginning of year	$—	$—	$68
Redemptions	—	—	(5)
Conversion to common stock	—	—	(63)

Balance, end of year	—	—	—

Common stock
Balance, beginning of year	21,161	20,732	20,162
Employee share-based compensation	158	261	328
Common shares issued—conversion of preferred stock	—	—	93
Compensation amortization under share-based plans and other changes	181	168	149

Balance, end of year	21,500	21,161	20,732

Retained earnings
Balance, beginning of year	21,352	19,579	18,847
Net income	3,673	2,473	1,426
Dividends	(734)	(700)	(669)
Premium on preferred stock converted to common stock	—	—	(30)
Other	—	—	5

Balance, end of year	24,291	21,352	19,579

Accumulated other comprehensive income, net of tax
Balance, beginning of year	2,236	2,005	1,255
Other comprehensive income (loss)	(1,426)	231	750

Balance, end of year	810	2,236	2,005

Treasury stock (at cost)
Balance, beginning of year	(19,344)	(17,839)	(14,857)
Treasury stock acquired—share repurchase authorization	(2,400)	(1,450)	(2,900)
Net shares acquired related to employee share-based compensation plans	(61)	(55)	(82)

Balance, end of year	(21,805)	(19,344)	(17,839)

Total shareholders' equity	$24,796	$25,405	$24,477

Common shares outstanding
Balance, beginning of year	377.4	392.8	434.6
Treasury stock acquired—share repurchase authorization	(28.4)	(22.4)	(51.0)
Net shares issued under employee share-based compensation plans	4.5	7.0	7.7
Common shares issued—conversion of preferred stock	—	—	1.5

Balance, end of year	353.5	377.4	392.8

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

For the year ended December 31,	2013	2012	2011
Cash flows from operating activities
Net income	$3,673	$2,473	$1,426
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(166)	(51)	(55)
Depreciation and amortization	867	827	802
Deferred federal income tax expense	167	223	63
Amortization of deferred acquisition costs	3,821	3,910	3,876
Equity in income from other investments	(357)	(342)	(281)
Premiums receivable	54	(138)	(237)
Reinsurance recoverables	1,284	453	809
Deferred acquisition costs	(3,759)	(3,914)	(3,881)
Claims and claim adjustment expense reserves	(2,057)	(540)	(154)
Unearned premium reserves	27	123	188
Other	262	206	(387)

Net cash provided by operating activities	3,816	3,230	2,169

Cash flows from investing activities
Proceeds from maturities of fixed maturities	7,904	8,369	7,404
Proceeds from sales of investments:
Fixed maturities	1,635	1,087	1,161
Equity securities	86	37	135
Real estate investments	18	53	1
Other investments	762	835	594
Purchases of investments:
Fixed maturities	(9,467)	(10,447)	(8,704)
Equity securities	(57)	(48)	(131)
Real estate investments	(107)	(95)	(66)
Other investments	(446)	(534)	(889)
Net sales of short-term securities	111	117	2,018
Securities transactions in course of settlement	21	(23)	—
Acquisition, net of cash acquired	(997)	—	—
Other	(373)	(323)	(371)

Net cash provided by (used in) investing activities	(910)	(972)	1,152

Cash flows from financing activities
Payment of debt	(500)	(258)	(8)
Issuance of debt	494	—	—
Dividends paid to shareholders	(729)	(694)	(665)
Issuance of common stock—employee share options	206	295	314
Treasury stock acquired—share repurchase authorization	(2,400)	(1,474)	(2,919)
Treasury stock acquired—net employee share-based compensation	(61)	(53)	(46)
Excess tax benefits from share-based payment arrangements	51	38	18

Net cash used in financing activities	(2,939)	(2,146)	(3,306)

Effect of exchange rate changes on cash	(3)	4	(1)

Net increase (decrease) in cash	(36)	116	14
Cash at beginning of year	330	214	200

Cash at end of year	$294	$330	$214

Supplemental disclosure of cash flow information
Income taxes paid	$1,057	$188	$218
Interest paid	$355	$375	$382

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 2012 and 2011 financial statements to conform to the 2013 presentation. All material intercompany transactions and balances have been eliminated.

        On November 1, 2013, the Company acquired all of the issued and outstanding shares of Dominion for an aggregate purchase price of approximately $1.034 billion. Dominion primarily markets personal lines and small commercial insurance business in Canada. At the acquisition date, the Company recorded at fair value $3.91 billion of assets acquired and $2.88 billion of liabilities assumed as part of purchase accounting, including $16 million of identifiable intangible assets and $273 million of goodwill. The operating income and the amount of assets acquired from Dominion were included in the Company's Financial, Professional & International Insurance segment effective at the acquisition date. The unearned premium reserve related to the acquired insurance and reinsurance contracts was carried over and included in the Company's unearned premium reserve. Premium revenue from the acquired business will be recognized on a pro rata basis beginning with the acquisition date over the remaining policy terms in accordance with the Company's accounting policy. The Company recognized an intangible asset for the value of business acquired (VOBA) of $76 million at the acquisition date. VOBA represents the present value of future gross profits of the business acquired from Dominion, is reported as part of the Company's deferred acquisition costs, and will be amortized in proportion to the premium revenue recognized from the acquired business.

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

        The updated guidance was effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the updated guidance effective March 31, 2013, and such adoption did not have any effect on the Company's results of operations, financial position or liquidity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Not Yet Adopted

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date

        In February 2013, the FASB issued updated guidance to resolve diversity in practice concerning the recognition, measurement, and disclosure of obligations resulting from certain joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The guidance requires that the reporting entity measure joint and several liability arrangements within the scope of the guidance as the amount the reporting entity agreed to pay on the basis of its arrangement among the co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The updated guidance is effective for the quarter ending March 31, 2014. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

        In March 2013, the FASB issued updated guidance to resolve diversity in practice concerning the release of the cumulative foreign currency translation adjustment into net income when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. When a company ceases to have a controlling financial interest in a subsidiary within a foreign entity, the company should recognize any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary had resided. Upon the partial sale of an equity method investment that is a foreign entity, the company should release into earnings a pro rata portion of the cumulative translation adjustment. Upon the partial sale of an equity method investment that is not a foreign entity, the company should release into earnings the cumulative translation adjustment if the partial sale represents a complete or substantially complete liquidation of the foreign entity that holds the equity method investment. The updated guidance is effective for the quarter ending March 31, 2014. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

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

Other

        Also included in other investments are non-public common and preferred equities, trading securities and derivatives. Non-public common and preferred equities are reported at fair value with changes in fair value, net of income taxes, charged or credited directly to other comprehensive income. Trading securities are marked to market with the change in fair value recognized in net investment income during the current period. The Company sold all of its remaining trading securities during 2013. The Company's derivative financial instruments are carried at fair value, with the changes in fair value reflected in the consolidated statement of income in net realized investment gains (losses). For a further discussion of the derivatives used by the Company, see note 3.

Net Investment Income

        Investment income from fixed maturities is recognized based on the constant effective yield method which includes an adjustment for estimated principal repayments, if any. The effective yield used to determine amortization for fixed maturities subject to prepayment risk (e.g., asset-backed,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

loan-backed and structured securities) is recalculated and adjusted periodically based upon actual historical and/or projected future cash flows, which are obtained from a widely-accepted securities data provider. The adjustments to the yield for highly rated prepayable fixed maturities are accounted for using the retrospective method. The adjustments to the yield for non-highly rated prepayable fixed maturities are accounted for using the prospective method. Dividends on equity securities (including those with transfer restrictions) are recognized in income when declared. Rental income on real estate is recognized on a straight-line basis over the lease term. See note 3 for further discussion. Investments in private equity limited partnerships, hedge funds, real estate partnerships and joint ventures are accounted for using the equity method of accounting, whereby the Company's share of the investee's earnings or losses in the fund is reported in net investment income. Trading securities were marked to market with the change in fair value recognized in net investment income during the current period. The Company sold all of its remaining trading securities in 2013.

        Accrual of income is suspended on non-securitized fixed maturities that are in default, or on which it is likely that future payments will not be made as scheduled. Interest income on investments in default is recognized only when payments are received. Investments included in the consolidated balance sheet that were not income-producing for the preceding 12 months were not material.

        For fixed maturities where the Company records an other-than-temporary impairment, a determination is made as to the cause of the impairment and whether the Company expects a recovery in the value. For fixed maturities where the Company expects a recovery in value, not necessarily to par, the constant effective yield method is utilized, and the investment is amortized to the expected recovery amount.

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

        For structured fixed maturity securities (primarily residential and commercial mortgage-backed securities and asset-backed securities), the Company estimates the present value of the security by projecting future cash flows of the assets underlying the securitization, allocating the flows to the various tranches based on the structure of the securitization and determining the present value of the cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows). The Company incorporates levels of delinquencies, defaults and severities as well as credit attributes of the remaining assets in the securitization, along with other economic data, to arrive at its best estimate of the parameters applied to the assets underlying the securitization. In order to project cash flows, the following assumptions are applied to the assets underlying the securitization: (1) voluntary prepayment rates, (2) default rates and (3) loss severity. The key assumptions made for the Prime, Alt-A and first-lien Sub-Prime mortgage-backed securities at December 31, 2013 were as follows:

(at December 31, 2013)	Prime	Alt-A	Sub-Prime
Voluntary prepayment rates	4% - 34%	0% - 15%	1% - 9%
Percentage of remaining pool liquidated due to defaults	1% - 45%	19% - 69%	23% - 74%
Loss severity	30% - 60%	50% - 75%	65% - 100%

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

Other Investments

Investments in Private Equity Limited Partnerships, Hedge Funds and Real Estate Partnerships

        The Company reviews its investments in private equity limited partnerships, hedge funds and real estate partnerships for impairment no less frequently than quarterly and monitors the performance throughout the year through discussions with the managers/general partners. If the Company becomes aware of an impairment of a partnership's investments at the balance sheet date prior to receiving the partnership's financial statements, it will recognize an impairment by recording a reduction in the carrying value of the partnership with a corresponding charge to net investment income.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Changes in Intent to Sell Temporarily Impaired Assets

        The Company may, from time to time, sell invested assets subsequent to the balance sheet date that it did not intend to sell at the balance sheet date. Conversely, the Company may not sell invested assets that it asserted that it intended to sell at the balance sheet date. Such changes in intent are due to events occurring subsequent to the balance sheet date. The types of events that may result in a change in intent include, but are not limited to, significant changes in the economic facts and circumstances related to the invested asset (e.g., a downgrade or upgrade from a rating agency), significant unforeseen changes in liquidity needs, or changes in tax laws or the regulatory environment.

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

Deferred Acquisition Costs

        Incremental direct costs of acquired new and renewal insurance contracts, consisting of commissions (other than contingent commissions) and premium-related taxes, are capitalized and charged to expense pro rata over the contract periods in which the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income and, if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. All other acquisition expenses are charged to operations as incurred.

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

        The Company uses a discounted cash flow model to estimate the fair value of its reporting units. The discounted cash flow model is an income approach to valuation that is based on a detailed cash flow analysis for deriving a current fair value of reporting units and is representative of the Company's reporting units' current and expected future financial performance. The discount rate assumptions reflect the Company's assessment of the risks inherent in the projected future cash flows and the Company's weighted-average cost of capital, and are compared against available market data for reasonableness.

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

        As a result of the reviews performed for the years ended December 31, 2013, 2012 and 2011, the Company determined that the estimated fair value significantly exceeded the respective carrying value of its reporting units for those years and that goodwill was not impaired. The Company also determined during its reviews for each year that its other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.

Claims and Claim Adjustment Expense Reserves

        Claims and claim adjustment expense reserves represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for most long-term disability and annuity claim payments, primarily arising from workers' compensation insurance and workers' compensation excess insurance policies,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

were discounted using a rate of 5% at both December 31, 2013 and 2012. These discounted reserves totaled $2.21 billion and $2.01 billion at December 31, 2013 and 2012, respectively.

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

Other Liabilities

        Included in other liabilities in the consolidated balance sheet is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2013 and 2012, the Company had a liability of $261 million and $297 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $14 million and $15 million, respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers' compensation claimants and the recoveries are expected to occur over the same period of time.

        Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers' compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1%, 2% and 1% of total net written premiums for the year ended December 31, 2013, 2012 and 2011, respectively. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. The liability accrued for policyholder dividends totaled $53 million and $59 million at December 31, 2013 and 2012, respectively.

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

  •
  Industry-Focused Underwriting.  The following units provide targeted industries with differentiated combinations of insurance coverage, risk management, claims handling and other services:

  •
  Construction serves a broad range of construction businesses, offering guaranteed cost products and loss sensitive programs structured to meet customer needs. Products offered

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      include workers' compensation, general liability and commercial auto coverages, and other risk management solutions.

    •
    Technology serves small to large companies involved in telecommunications, information technology, medical technology and electronics manufacturing, offering a comprehensive portfolio of products and services. Products offered include commercial property, commercial auto, general liability, workers' compensation, internet liability, technology errors and omissions coverages and global companion products.

    •
    Public Sector Services provides insurance products and services to public entities including municipalities, counties, Indian Nation gaming organizations and selected special government districts such as water and sewer utilities. Products offered by this unit typically cover commercial property, commercial auto, general liability, professional liability and workers' compensation exposures.

    •
    Oil & Gas provides specialized property and liability products and services for customers involved in the exploration and production of oil and natural gas, including operators, drilling and well servicing contractors, supply companies and manufacturers that support upstream operations. Products offered include workers' compensation, general liability, commercial auto, commercial property, control of well and other risk management solutions.

    •
    Agribusiness serves small to medium-sized agricultural businesses, including farms, ranches, wineries and related operations. Products offered include property and liability coverages other than workers' compensation.

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

  •
  Excess Casualty serves small to mid-sized commercial businesses, offering mono-line umbrella and excess coverage where the Company typically does not write the primary casualty coverage or where other business units within the Company prefer to access the underwriting expertise and/or limit capacity of the Excess Casualty business unit.

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

  •
  Specialized Distribution.  The following units market and underwrite their products to customers predominantly through licensed wholesale agents and program managers that manage customers' unique insurance requirements.

  •
  Northland provides insurance coverage for the commercial transportation industry, as well as commercial liability and commercial property policies for small, difficult to place specialty classes of commercial business, primarily on an excess and surplus lines basis.

  •
  National Programs offers tailored property and casualty programs on an admitted basis for customers with common risk characteristics or coverage requirements. Programs available include, but are not limited to, those for entertainment, architects and engineers, equipment rental, golf services and owners of franchised businesses.

        Business Insurance also includes the Special Liability Group (which manages the Company's asbestos and environmental liabilities) and the assumed reinsurance and certain other runoff operations, which collectively are referred to as Business Insurance Other.

Financial, Professional & International Insurance

        The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which primarily use credit-based underwriting processes, as well as property and casualty products that are primarily marketed on a domestic basis in Canada, the United Kingdom and the Republic of Ireland, and on an international basis through Lloyd's. The segment includes the following groups:

  •
  Bond & Financial Products provides a wide range of customers with bond and insurance products and risk management services. The range of coverages includes performance, payment and commercial surety and fidelity bonds for construction and general commercial enterprises; management liability coverages for losses caused by the actual or alleged negligence or misconduct of directors and officers or employee dishonesty; employment practices liability coverages and fiduciary coverages for public corporations, private companies and not-for-profit organizations; professional liability coverage for actual or alleged errors and omissions committed in the course of professional conduct or practice for a variety of professionals including, among others, lawyers and design professionals; and professional and management liability, property, workers' compensation, auto and general liability and fidelity insurance for financial institutions.

  •
  International, through its operations in Canada, the United Kingdom and the Republic of Ireland, offers specialized insurance and risk management services to several customer groups, including, among others, those in the technology, public services, and financial and professional services industry sectors. In addition, International markets personal lines and small commercial insurance business in Canada through Dominion, which the Company acquired on November 1, 2013. International, through its Lloyd's syndicate (Syndicate 5000), for which the Company

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    provides 100% of the capital, underwrites through five principal business units—marine, global property, accident & special risks, power & utilities and aviation.

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

        Homeowners policies provide protection against losses to dwellings and contents from a variety of perils (excluding flooding) as well as coverage for personal liability. The Company writes homeowners insurance for dwellings, condominiums and tenants, and rental properties. The Company also writes coverage for boats and yachts and valuable personal items such as jewelry, and also writes coverages for umbrella liability, identity fraud, and weddings and special events.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        The following tables summarize the components of the Company's revenues, operating income (loss), net written premiums and total assets by reportable business segments:

(for the year ended December 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2013
Premiums	$12,084	$3,229	$7,324	$22,637
Net investment income	1,975	372	369	2,716
Fee income	393	2	—	395
Other revenues	158	22	103	283

Total operating revenues(1)	$14,610	$3,625	$7,796	$26,031

Amortization and depreciation	$2,445	$779	$1,461	$4,685
Income tax expense	740	245	366	1,351
Operating income(1)	2,329	648	838	3,815
2012
Premiums	$11,691	$3,045	$7,621	$22,357
Net investment income	2,090	395	404	2,889
Fee income	322	1	—	323
Other revenues	40	26	66	132

Total operating revenues(1)	$14,143	$3,467	$8,091	$25,701

Amortization and depreciation	$2,393	$731	$1,602	$4,726
Income tax expense	539	255	32	826
Operating income(1)	1,843	642	217	2,702
2011
Premiums	$11,327	$3,174	$7,589	$22,090
Net investment income	2,041	414	424	2,879
Fee income	295	1	—	296
Other revenues	31	26	70	127

Total operating revenues(1)	$13,694	$3,615	$8,083	$25,392

Amortization and depreciation	$2,313	$740	$1,615	$4,668
Income tax expense (benefit)	134	230	(293)	71
Operating income (loss)(1)	1,354	647	(332)	1,669

(1)
Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income (loss) for reportable business segments equals net income (loss) excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2013	2012	2011
Business Insurance:
Select Accounts	$2,724	$2,775	$2,784
Commercial Accounts	3,197	3,101	2,890
National Accounts	1,010	907	782
Industry-Focused Underwriting	2,645	2,554	2,407
Target Risk Underwriting	1,799	1,666	1,587
Specialized Distribution	858	870	880

Total Business Insurance Core	12,233	11,873	11,330
Business Insurance Other	—	(1)	10

Total Business Insurance	12,233	11,872	11,340

Financial, Professional & International Insurance:
Bond & Financial Products	2,030	1,924	1,953
International	1,279	1,057	1,149

Total Financial, Professional & International Insurance	3,309	2,981	3,102

Personal Insurance:
Automobile	3,370	3,642	3,788
Homeowners and Other	3,855	3,952	3,957

Total Personal Insurance	7,225	7,594	7,745

Total consolidated net written premiums	$22,767	$22,447	$22,187

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

Business Segment Reconciliations

(for the year ended December 31, in millions)	2013	2012	2011
Revenue reconciliation
Earned premiums
Business Insurance:
Workers' compensation	$3,560	$3,222	$2,899
Commercial automobile	1,904	1,943	1,940
Commercial property	1,698	1,621	1,607
General liability	1,790	1,757	1,738
Commercial multi-peril	3,093	3,113	3,126
Other	39	35	17

Total Business Insurance	12,084	11,691	11,327

Financial, Professional & International Insurance:
Fidelity and surety	913	939	970
General liability	891	850	832
International	1,248	1,088	1,218
Other	177	168	154

Total Financial, Professional & International Insurance	3,229	3,045	3,174

Personal Insurance:
Automobile	3,431	3,665	3,720
Homeowners and Other	3,893	3,956	3,869

Total Personal Insurance	7,324	7,621	7,589

Total earned premiums	22,637	22,357	22,090
Net investment income	2,716	2,889	2,879
Fee income	395	323	296
Other revenues	283	132	127

Total operating revenues for reportable segments	26,031	25,701	25,392
Other revenues	(6)	(12)	(1)
Net realized investment gains	166	51	55

Total consolidated revenues	$26,191	$25,740	$25,446

Income reconciliation, net of tax
Total operating income for reportable segments	$3,815	$2,702	$1,669
Interest Expense and Other(1)	(248)	(261)	(279)

Total operating income	3,567	2,441	1,390
Net realized investment gains	106	32	36

Total consolidated net income	$3,673	$2,473	$1,426

(1)
The primary component of Interest Expense and Other was after-tax interest expense of $235 million, $246 million and $251 million in 2013, 2012 and 2011, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

(at December 31, in millions)	2013	2012
Asset reconciliation:
Business Insurance	$73,746	$76,972
Financial, Professional & International Insurance	16,691	13,452
Personal Insurance	12,870	14,195

Total assets for reportable segments	103,307	104,619
Other assets(1)	505	319

Total consolidated assets	$103,812	$104,938

(1)
The primary components of other assets at December 31, 2013 were other intangible assets and accrued over-funded benefit plan assets related to the Company's qualified domestic pension plan. The primary component of other assets at December 31, 2012 was other intangible assets.

Enterprise-Wide Disclosures

        The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

        The following table presents revenues of the Company's operations based on location:

(for the year ended December 31, in millions)	2013	2012	2011
U.S.	$25,138	$24,827	$24,408
Non-U.S.	1,053	913	1,038

Total revenues	$26,191	$25,740	$25,446

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS

Fixed Maturities

        The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2013, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,288	$39	$12	$2,315
Obligations of states, municipalities and political subdivisions:
Pre-refunded	9,074	445	1	9,518
All other	25,414	991	361	26,044

Total obligations of states, municipalities and political subdivisions	34,488	1,436	362	35,562
Debt securities issued by foreign governments	2,552	33	8	2,577
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,263	179	18	2,424
All other corporate bonds	20,472	767	299	20,940
Redeemable preferred stock	133	6	1	138

Total	$62,196	$2,460	$700	$63,956

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2012, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,148	$75	$1	$2,222
Obligations of states, municipalities and political subdivisions:
Pre-refunded	8,458	567	—	9,025
All other	27,405	2,262	11	29,656

Total obligations of states, municipalities and political subdivisions	35,863	2,829	11	38,681
Debt securities issued by foreign governments	2,185	72	—	2,257
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,744	255	2	2,997
All other corporate bonds	17,863	1,360	20	19,203
Redeemable preferred stock	26	7	—	33

Total	$60,829	$4,598	$34	$65,393

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2013, in millions)	Amortized Cost	Fair Value
Due in one year or less	$8,386	$8,525
Due after 1 year through 5 years	20,359	21,407
Due after 5 years through 10 years	17,225	17,579
Due after 10 years	13,963	14,021

	59,933	61,532
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,263	2,424

Total	$62,196	$63,956

        Pre-refunded bonds of $9.52 billion and $9.03 billion at December 31, 2013 and 2012, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.

        The Company's fixed maturity investment portfolio at December 31, 2013 and 2012 included $2.42 billion and $3.00 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMO). Included in the totals at December 31, 2013 and 2012 were $1.06 billion and $1.44 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.36 billion and $1.56 billion, respectively. Approximately 42% and 43% of the Company's CMO holdings were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC at December 31, 2013 and 2012, respectively. The average credit rating of the $790 million and $893 million of non-guaranteed CMO holdings at December 31, 2013 and 2012, respectively, was "Ba3" and "B2," respectively. The average credit rating of all of the above securities was "A1" at both December 31, 2013 and 2012.

        At December 31, 2013 and 2012, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $475 million and $453 million, respectively, which are included in "All other corporate bonds" in the tables above. At December 31, 2013 and 2012, approximately $59 million and $64 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise, and $7 million and $4 million at December 31, 2013 and 2012, respectively, were comprised of Canadian non-guaranteed securities. The average credit rating of the $416 million and $389 million of non-guaranteed securities at December 31, 2013 and 2012, respectively, was "Aaa" at both dates. The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The average credit rating of the CMBS portfolio was "Aaa" at both December 31, 2013 and 2012.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        At December 31, 2013 and 2012, the Company had $131 million and $403 million, respectively, of securities on loan as part of a tri-party lending agreement.

        Proceeds from sales of fixed maturities classified as available for sale were $1.64 billion, $1.09 billion and $1.16 billion in 2013, 2012 and 2011, respectively. Gross gains of $66 million, $70 million and $63 million and gross losses of $25 million, $9 million and $10 million were realized on sales and other fixed maturity-related transactions (excluding impairments) in 2013, 2012 and 2011, respectively.

        At December 31, 2013 and 2012, the Company's insurance subsidiaries had $4.77 billion and $4.94 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states' insurance regulatory requirements. Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $59 million and $68 million at December 31, 2013 and 2012, respectively. Other investments pledged as collateral securing outstanding letters of credit had a fair value of $42 million and $56 million at December 31, 2013 and 2012, respectively. In addition, the Company utilized a Lloyd's trust deposit at December 31, 2013, whereby owned securities with a fair value of approximately $181 million held by an insurance subsidiary were pledged into a Lloyd's trust account to support capital requirements for the Company's operations at Lloyd's.

Equity Securities

        The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized
				Fair Value
(at December 31, 2013, in millions)	Cost	Gains	Losses
Common stock	$385	$226	$1	$610
Non-redeemable preferred stock	301	34	2	333

Total	$686	$260	$3	$943

		Gross Unrealized
				Fair Value
(at December 31, 2012, in millions)	Cost	Gains	Losses
Common stock	$366	$148	$4	$510
Non-redeemable preferred stock	96	39	—	135

Total	$462	$187	$4	$645

        Proceeds from sales of equity securities were $86 million, $37 million and $135 million in 2013, 2012 and 2011, respectively. Gross gains of $16 million, $8 million and $48 million and gross losses of $1 million, less than $1 million and $2 million were realized on those sales (excluding impairments) in 2013, 2012 and 2011, respectively.

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

        Proceeds from the sale of real estate investments were $18 million and $53 million in 2013 and 2012, respectively. Gross gains of $7 million and $19 million were realized on those sales in 2013 and 2012, respectively, and there were no gross losses. In 2011, there were no sales of real estate investments. The Company had no real estate held for sale at December 31, 2013 and 2012. Accumulated depreciation on real estate held for investment purposes was $264 million and $242 million at December 31, 2013 and 2012, respectively.

        Future minimum rental income on operating leases relating to the Company's real estate properties is expected to be $84 million, $75 million, $58 million, $41 million and $30 million for 2014, 2015, 2016, 2017 and 2018, respectively, and $48 million for 2019 and thereafter.

Short-term Securities

        The Company's short-term securities consist of Aaa-rated registered money market funds, U.S. Treasury securities, high-quality commercial paper (primarily A1/P1) and high-quality corporate securities purchased within a year to their maturity with a combined average of 80 days to maturity at December 31, 2013. The amortized cost of these securities, which totaled $3.88 billion and $3.48 billion at December 31, 2013 and 2012, respectively, approximated their fair value.

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

Unrealized Investment Losses

        The following tables summarize, for all investments in an unrealized loss position at December 31, 2013 and 2012, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at December 31, 2013, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$433	$12	$—	$—	$433	$12
Obligations of states, municipalities and political subdivisions	4,785	298	432	64	5,217	362
Debt securities issued by foreign governments	907	8	1	—	908	8
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	542	17	21	1	563	18
All other corporate bonds	6,887	253	421	46	7,308	299
Redeemable preferred stock	82	1	—	—	82	1

Total fixed maturities	13,636	589	875	111	14,511	700

Equity securities
Common stock	53	1	—	—	53	1
Non-redeemable preferred stock	147	2	—	—	147	2

Total equity securities	200	3	—	—	200	3

Total	$13,836	$592	$875	$111	$14,711	$703

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

	Less than 12 months		12 months or longer		Total
(at December 31, 2012, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$589	$1	$—	$—	$589	$1
Obligations of states, municipalities and political subdivisions	611	9	45	2	656	11
Debt securities issued by foreign governments	186	—	2	—	188	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	70	—	36	2	106	2
All other corporate bonds	1,097	13	89	7	1,186	20

Total fixed maturities	2,553	23	172	11	2,725	34

Equity securities
Common stock	40	4	—	—	40	4
Non-redeemable preferred stock	13	—	—	—	13	—

Total equity securities	53	4	—	—	53	4

Total	$2,606	$27	$172	$11	$2,778	$38

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2013, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	7	3	1	3	14

Total fixed maturities	7	3	1	3	14
Equity securities	—	—	—	—	—

Total	$7	$3	$1	$3	$14

        These unrealized losses at December 31, 2013 represented less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders' equity on an after-tax basis.

Impairment Charges

        Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2013	2012	2011
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2	4	13
All other corporate bonds	3	4	5
Redeemable preferred stock	—	—	—

Total fixed maturities	5	8	18

Equity securities
Common stock	5	3	6
Non-redeemable preferred stock	—	1	—

Total equity securities	5	4	6

Other investments	5	3	1

Total	$15	$15	$25

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        The following tables present a roll-forward of the credit component of OTTI on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in other comprehensive income for the years ended December 31, 2013 and 2012:

Year ended December 31, 2013 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$63	$—	$2	$—	$4	$69
All other corporate bonds	102	3	—	(7)	3	101

Total fixed maturities	$165	$3	$2	$(7)	$7	$170

Year ended December 31, 2012 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$58	$—	$4	$(1)	$2	$63
All other corporate bonds	94	—	4	—	4	102

Total fixed maturities	$152	$—	$8	$(1)	$6	$165

Concentrations and Credit Quality

        Concentrations of credit risk arise from exposure to counterparties that are engaged in similar activities and have similar economic characteristics that could cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company seeks to mitigate credit risk by actively monitoring the creditworthiness of counterparties, obtaining collateral as deemed appropriate and applying controls that include credit approvals, limits of credit exposure and other monitoring procedures.

        At December 31, 2013, other than U.S. Treasury securities, obligations of U.S. government and government agencies and authorities, and obligations of the Canadian government, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of the Company's shareholders' equity. At December 31, 2012, other than U.S. Treasury securities and obligations of U.S. government and government agencies and authorities, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of the Company's shareholders' equity.

        Included in fixed maturities are below investment grade securities totaling $1.93 billion and $2.05 billion at December 31, 2013 and 2012, respectively. The Company defines its below investment grade securities as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist. Such securities include below

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

investment grade bonds that are publicly traded and certain other privately issued bonds that are classified as below investment grade loans.

Net Investment Income

(for the year ended December 31, in millions)	2013	2012	2011
Gross investment income
Fixed maturities	$2,310	$2,439	$2,543
Equity securities	31	28	29
Short-term securities	11	10	12
Real estate	37	34	34
Other investments	364	414	292

Gross investment income	2,753	2,925	2,910
Investment expenses	37	36	31

Net investment income	$2,716	$2,889	$2,879

        Changes in net unrealized gains on investment securities that are included as a separate component of other comprehensive income (loss) were as follows:

(at and for the year ended December 31, in millions)	2013	2012	2011
Changes in net unrealized investment gains
Fixed maturities	$(2,804)	$326	$1,588
Equity securities	74	38	(2)
Other investments	(1)	(2)	(14)

Change in net pretax unrealized gains on investment securities	(2,731)	362	1,572
Related tax expense (benefit)	(950)	130	560

Change in net unrealized gains on investment securities	(1,781)	232	1,012
Balance, beginning of year	3,103	2,871	1,859

Balance, end of year	$1,322	$3,103	$2,871

Derivative Financial Instruments

        From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio. U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker. At December 31, 2013 and 2012, the Company had $0 and $800 million notional value of open U.S. Treasury futures contracts, respectively. Net realized investment gains in 2013, 2012 and 2011 included net gains of $115 million, net losses of $14 million and net losses of $62 million, respectively, related to U.S. Treasury futures contracts.

        The Company purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in net realized investment gains. Derivatives embedded in convertible debt securities are reported on a combined basis with their host instrument and are classified as fixed maturity securities. The Company

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

recorded net realized investment gains of less than $1 million in 2013, net realized investment losses of less than $1 million in 2012 and net realized investment losses of $2 million in 2011 related to these embedded derivatives.

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

Fixed Maturities

        The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both December 31, 2013 and 2012. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

        While the vast majority of the Company's municipal bonds and corporate bonds are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3. The fair value of the fixed maturities for which the Company used an internal pricing matrix was $94 million and $102 million at December 31, 2013 and 2012, respectively. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing. For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker). The fair value of the fixed maturities for which the Company received a broker quote was $161 million and $128 million at December 31, 2013 and 2012, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

Other Investments

        The Company holds investments in various publicly-traded securities which are reported in other investments. These investments include securities in the Company's trading portfolio, mutual funds and other small holdings. The $19 million and $46 million fair value of these investments at December 31, 2013 and 2012, respectively, was disclosed in Level 1. At December 31, 2013 and 2012, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $34 million and $54 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2013 and 2012 in the amount disclosed in Level 3.

Derivatives

        At December 31, 2013 and 2012, the Company held $8 million and $21 million, respectively, of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2—fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

Fair Value Hierarchy

        The following tables present the level within the fair value hierarchy at which the Company's financial assets and financial liabilities are measured on a recurring basis at December 31, 2013 and 2012. An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

(at December 31, 2013, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,315	$2,298	$17	$—
Obligations of states, municipalities and political subdivisions	35,562	1	35,538	23
Debt securities issued by foreign governments	2,577	—	2,577	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,424	—	2,415	9
All other corporate bonds	20,940	—	20,726	214
Redeemable preferred stock	138	—	129	9

Total fixed maturities	63,956	2,299	61,402	255

Equity securities
Common stock	610	610	—	—
Non-redeemable preferred stock	333	138	195	—

Total equity securities	943	748	195	—

Other investments	53	19	—	34

Total	$64,952	$3,066	$61,597	$289

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

        During the year ended December 31, 2013, the Company had transfers of $31 million of redeemable preferred stock and $54 million of non-redeemable preferred stock from Level 1 to Level 2.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

        The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2013 and 2012.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2012	$230	$54	$284
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains(1)	4	12	16
Reported in increases (decreases) in other comprehensive income	(2)	1	(1)
Purchases, sales and settlements/maturities:
Purchases	180	—	180
Sales	(25)	(33)	(58)
Settlements/maturities	(83)	—	(83)
Gross transfers into Level 3	15	—	15
Gross transfers out of Level 3	(64)	—	(64)

Balance at December 31, 2013	$255	$34	$289

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)
Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2011	$250	$44	$294
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains(1)	4	5	9
Reported in increases (decreases) in other comprehensive income	5	2	7
Purchases, sales and settlements/maturities:
Purchases	79	3	82
Sales	—	—	—
Settlements/maturities	(94)	—	(94)
Gross transfers into Level 3	10	—	10
Gross transfers out of Level 3	(24)	—	(24)

Balance at December 31, 2012	$230	$54	$284

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)
Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

Financial Instruments Disclosed, But Not Carried, At Fair Value

        The Company uses various financial instruments in the normal course of its business. The Company's insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below. The following tables present the carrying value and fair value of the Company's financial assets and financial liabilities disclosed, but not carried, at fair value at December 31, 2013 and 2012, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.

(at December 31, 2013, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,882	$3,882	$1,608	$2,215	$59
Financial liabilities:
Debt	$6,246	$7,123	$—	$7,123	$—
Commercial paper	100	100	—	100	—

(at December 31, 2012, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,483	$3,483	$1,448	$1,957	$78
Financial liabilities:
Debt	$6,250	$7,715	$—	$7,715	$—
Commercial paper	100	100	—	100	—

        The Company utilized a pricing service to estimate fair value for approximately 97% and 95% of short-term securities at December 31, 2013 and 2012, respectively. A description of the process and inputs used by the pricing service to estimate fair value is discussed in the "Fixed Maturities" section above. Estimates of fair value for U.S. Treasury securities and money market funds are based on market quotations received from the pricing service and are disclosed in Level 1 of the hierarchy. The fair value of other short-term fixed maturity securities is estimated by the pricing service using observable market inputs and is disclosed in Level 2 of the hierarchy. For short-term securities where an estimate is not obtained from the pricing service, the carrying value approximates fair value and is included in Level 3 of the hierarchy.

        The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at December 31, 2013 and 2012. The pricing service utilizes market quotations for debt that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the fair value estimates are based on market observable inputs and disclosed in Level 2 of the hierarchy.

        The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2013 and 2012.

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

        The Company utilizes general catastrophe reinsurance treaties with unaffiliated reinsurers to help manage its exposure to losses resulting from catastrophes. In addition to the coverage provided under these treaties, the Company also utilizes catastrophe bonds and a Northeast catastrophe reinsurance treaty to protect against losses resulting from catastrophes in the Northeastern United States. The Company also utilizes excess-of-loss treaties to protect against earthquake losses up to a certain threshold in the Business Insurance segment (for certain markets) and for the Personal Insurance segment.

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

        Included in reinsurance recoverables are amounts related to involuntary reinsurance arrangements. The Company is required to participate in various involuntary reinsurance arrangements through assumed reinsurance, principally with regard to residual market mechanisms in workers' compensation and automobile insurance, as well as homeowners' insurance in certain coastal areas. In addition, the Company provides services for several of these involuntary arrangements (mandatory pools and associations) under which it writes such residual market business directly, then cedes 100% of this business to the mandatory pool. Such participations and servicing arrangements are arranged to mitigate credit risk to the Company, as any ceded balances are jointly backed by all the pool members.

        Also included in reinsurance recoverables are amounts related to structured settlements. Structured settlements are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as the Company retains the contingent liability to the claimant. If it is expected that the life insurance company is not able to pay, the Company would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE (Continued)

        The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2013	2012	2011
Written premiums
Direct	$23,952	$23,612	$23,218
Assumed	705	697	669
Ceded	(1,890)	(1,862)	(1,700)

Total net written premiums	$22,767	$22,447	$22,187

Earned premiums
Direct	$23,891	$23,507	$23,144
Assumed	717	693	643
Ceded	(1,971)	(1,843)	(1,697)

Total net earned premiums	$22,637	$22,357	$22,090

Percentage of assumed earned premiums to net earned premiums	3.2%	3.1%	2.9%

Ceded claims and claim adjustment expenses incurred	$1,019	$1,357	$737

        Ceded premiums included the premiums paid for coverage provided by the Company's catastrophe bonds.

        Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and were as follows:

(at December 31, in millions)	2013	2012
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,707	$5,256
Allowance for uncollectible reinsurance	(239)	(258)

Net reinsurance recoverables	4,468	4,998
Mandatory pools and associations	1,897	2,549
Structured settlements	3,348	3,165

Total reinsurance recoverables	$9,713	$10,712

Terrorism Risk Insurance Program

        The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism. The current program has been authorized through 2014. Several bills have been introduced in Congress to extend the current program beyond December 31, 2014.

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

Attorney General of the United States. The annual aggregate industry loss minimum is $100 million through 2014. The program excludes from participation the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, reinsurance, commercial automobile, professional liability (other than directors and officers'), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the program. All commercial property and casualty insurers licensed in the United States are generally required to participate in the program. Under the program, a participating insurer, in exchange for making terrorism insurance available, is entitled to be reimbursed by the Federal Government for 85% of subject losses, after an insurer deductible, subject to an annual cap.

        The deductible for any calendar year is equal to 20% of the insurer's direct earned premiums for covered lines for the preceding calendar year. The Company's estimated deductible under the program is $2.35 billion for 2014. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the program for additional covered terrorism losses for that program year. There have been no terrorism-related losses that have triggered program coverage since the program was established. Since the law is untested, there is substantial uncertainty as to how it will be applied if an act of terrorism is certified under the program. It is also possible that future legislative action could change the program. Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company's own reinsurance program, future losses from acts of terrorism, particularly involving nuclear, biological, chemical or radiological events, could be material to the Company's operating results, financial position and/or liquidity in future periods. In addition, the Company may not have sufficient resources to respond to claims arising from a high frequency of high severity natural catastrophes and/or of man-made catastrophic events involving conventional means. While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, the Company may not have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving nuclear, biological, chemical or radiological means.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        The following table presents the carrying amount of the Company's goodwill by segment at December 31, 2013 and 2012:

(in millions)	2013	2012
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance(1)	826	557
Personal Insurance	613	613
Other	27	27

Total	$3,634	$3,365

(1)
Goodwill of $273 million was recorded at November 1, 2013 as a result of the acquisition of Dominion and is subject to the impact of changes in foreign currency exchange rates. At December 31, 2013, goodwill related to Dominion was $268 million.

Other Intangible Assets

        The following presents a summary of the Company's other intangible assets by major asset class at December 31, 2013 and 2012:

(at December 31, 2013, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related(1)	$460	$414	$46
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles(2)	201	113	88

Total intangible assets subject to amortization	661	527	134
Intangible assets not subject to amortization(3)	217	—	217

Total other intangible assets	$878	$527	$351

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

(at December 31, 2012, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$455	$383	$72
Fair value adjustment on claims and claim adjustment expense reserves and reinsurance recoverables(2)	191	98	93

Total intangible assets subject to amortization	646	481	165
Intangible assets not subject to amortization	216	—	216

Total other intangible assets	$862	$481	$381

(1)
Customer-related intangibles of $5 million were recorded in connection with the acquisition of Dominion in 2013.

(2)
Fair value adjustments of $5 million and $191 million were recorded in connection with the acquisition of Dominion in 2013 and in connection with the merger of The St. Paul Companies, Inc. and Travelers Property Casualty Corp. in 2004, respectively, and were based on management's estimate of nominal claims and claim adjustment expense reserves and reinsurance recoverables. The method used calculated a risk adjustment to a risk-free discounted reserve that would, if reserves ran off as expected, produce results that yielded the assumed cost-of-capital on the capital supporting the loss reserves. The fair value adjustments are reported as other intangible assets on the consolidated balance sheet, and the amounts measured in accordance with the acquirer's accounting policies for insurance contracts have been reported as part of the claims and claim adjustment expense reserves and reinsurance recoverables. The intangible assets are being recognized into income over the expected payment pattern. Because the time value of money and the risk adjustment (cost of capital) components of the intangible assets run off at different rates, the amount recognized in income may be a net benefit in some periods and a net expense in other periods. Additionally, $5 million of contract-related intangibles were recorded related to operating leases in connection with the acquisition of Dominion in 2013.

(3)
Intangible assets not subject to amortization of $1 million were recorded in connection with the acquisition of Dominion in 2013.

        The following presents a summary of the Company's amortization expense for other intangible assets by major asset class:

(for the year ended December 31, in millions)	2013	2012	2011
Customer-related	$31	$33	$47
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles	15	19	22

Total amortization expense	$46	$52	$69

        Intangible asset amortization expense is estimated to be $47 million in 2014, $27 million in 2015, $10 million in 2016, $9 million in 2017 and $8 million in 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES

        Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2013	2012
Property-casualty	$50,865	$50,888
Accident and health	30	34

Total	$50,895	$50,922

        The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

(at and for the year ended December 31, in millions)	2013	2012	2011
Claims and claim adjustment expense reserves at beginning of year	$50,888	$51,353	$51,537
Less reinsurance recoverables on unpaid losses	10,254	10,434	11,282

Net reserves at beginning of year	40,634	40,919	40,255

Estimated claims and claim adjustment expenses for claims arising in the current year	14,060	15,559	16,937
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(944)	(1,074)	(842)

Total increases	13,116	14,485	16,095

Claims and claim adjustment expense payments for claims arising in:
Current year	5,485	6,507	7,751
Prior years	8,477	8,326	7,653

Total payments	13,962	14,833	15,404

Acquisition(1)	1,792	—	—
Unrealized foreign exchange (gain) loss	5	63	(27)

Net reserves at end of year	41,585	40,634	40,919
Plus reinsurance recoverables on unpaid losses	9,280	10,254	10,434

Claims and claim adjustment expense reserves at end of year	$50,865	$50,888	$51,353

(1)
Dominion's net claims and claim adjustment expense reserves at November 1, 2013 were $1,792 million. Dominion's gross reserves on that date were $2,144 million. Dominion's reinsurance recoverables on unpaid losses on that date were $352 million.

        Gross claims and claim adjustment expense reserves at December 31, 2013 decreased by $23 million from December 31, 2012, primarily reflecting the impact of net favorable prior year reserve development, payments related to catastrophes and payments related to operations in runoff, including asbestos and environmental claims, largely offset by the impact of the acquisition of Dominion. Gross claims and claim adjustment expense reserves at December 31, 2012 decreased by $465 million from December 31, 2011, primarily reflecting the impact of net favorable prior year reserve development as well as payments related to operations in runoff, including asbestos and environmental claims.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        Reinsurance recoverables on unpaid losses at December 31, 2013 declined by $974 million from December 31, 2012, reflecting the impacts of (i) a decline in mandatory pools and associations primarily due to catastrophe-related collections and, to a lesser extent the sale of renewal rights, related to the Company's National Flood Insurance Program in 2013, (ii) cash collections, including commutation agreements, and (iii) net favorable prior year reserve development, partially offset by (iv) the acquisition of Dominion, which added $352 million of reinsurance recoverables on unpaid losses at November 1, 2013. Reinsurance recoverables on unpaid losses at December 31, 2012 declined by $180 million from December 31, 2011, reflecting cash collections, including commutation agreements, and the impact of net favorable prior year reserve development.

Prior Year Reserve Development

        The following disclosures regarding reserve development are on a "net of reinsurance" basis.

2013.

        In 2013, estimated claims and claim adjustment expenses incurred included $944 million of net favorable development for claims arising in prior years, including $840 million of net favorable prior year reserve development impacting the Company's results of operations and $48 million of accretion of discount.

        Business Insurance.    Net favorable prior year reserve development in 2013 of $325 million was primarily driven by better than expected loss experience in the general liability product line for accident years 2012 and prior, reflecting more favorable legal and judicial environments than what the Company previously expected, better than expected loss experience related to both catastrophe and non-catastrophe losses in the property product line for accident years 2010 through 2012, and better than expected loss experience in the workers' compensation line of business (which was largely offset by a $42 million charge that was precipitated by legislation in New York enacted during the first quarter of 2013 related to the New York Fund for Reopened Cases for workers' compensation). Net favorable prior year reserve development in 2013 was also reduced by $190 million and $65 million increases to asbestos and environmental reserves, respectively, which are discussed in further detail in the "Asbestos and Environmental Reserves" section below.

        Financial, Professional & International Insurance.    Net favorable prior year reserve development in 2013 was $306 million. In Bond & Financial Products, net favorable prior year reserve development in 2013 primarily reflected better than expected results in the surety product line for the contract surety business for accident years 2010 and prior. In International, net favorable prior year reserve development in 2013 primarily reflected better than expected loss experience for the surety line of business in Canada and the marine line of business in the Company's operations at Lloyd's, partially offset by higher than expected loss experience in the public and product liability line of business in the United Kingdom.

        Personal Insurance.    Net favorable prior year reserve development in 2013 of $209 million was primarily driven by better than expected loss experience in the Homeowners and Other product line for (i) catastrophe losses incurred in 2012, and (ii) non-catastrophe weather-related losses and non-weather-related losses for accident years 2012 and 2011.

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

        Business Insurance.    Net favorable prior year reserve development of $467 million in 2012 was concentrated in the general liability product line for accident years 2010 and prior (excluding increases to asbestos and environmental reserves discussed below), which reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected; the commercial property product line primarily for accident years 2009 through 2011, driven by higher than expected subrogation and salvage recoveries and by favorable loss development related to catastrophe losses incurred in 2011; and the workers' compensation product line, primarily driven by better than expected frequency and severity related to lifetime medical claims for accident years 2008 and prior. Lower than expected claim department expenses also contributed to net favorable prior year reserve development in 2012. Net favorable prior year reserve development in 2012 was reduced by $167 million and $90 million increases to asbestos and environmental reserves, respectively, which are discussed in further detail in the "Asbestos and Environmental Reserves" section below, net unfavorable prior year reserve development in the commercial automobile line of business, driven by higher than expected severity in the bodily injury coverage primarily for accident years 2010 and 2011, and net unfavorable prior year reserve development in the general liability product line for the 2011 accident year resulting from higher than expected claim frequency.

        Financial, Professional & International Insurance.    Net favorable prior year reserve development in 2012 was $298 million. In Bond & Financial Products, net favorable prior year reserve development in 2012 primarily reflected better than expected results in the surety product line for the contract surety business for accident years 2008 and prior, and better than expected results for management liability business primarily for the errors & omissions and fiduciary products for accident years 2007 and prior. In International, net favorable prior year reserve development in 2012 occurred in several lines of business in Canada and in the Company's operations at Lloyd's, partially offset by an $8 million increase to asbestos reserves.

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

        Business Insurance.    Net favorable prior year reserve development in 2011 was $245 million, primarily driven by better than expected loss development in the general liability product line (excluding increases to asbestos and environmental reserves discussed below) which was concentrated in excess coverages for accident years 2005 through 2008 and reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected, as well as net favorable prior year reserve development in the commercial property product line that reflected better than expected loss development for the 2008 and 2009 accident years. The workers' compensation line of business also contributed slightly to net favorable prior year reserve development in 2011, as favorable loss development for accident years 2003 through 2009 was largely offset by net unfavorable loss development for the 2010 accident year. Net favorable prior year reserve development in 2011 was reduced by $175 million and $76 million increases to asbestos and environmental reserves, respectively (discussed in further detail in the "Asbestos and Environmental Reserves" section below), unfavorable prior year reserve development in the commercial multi-peril product line driven by late reporting of hail claims incurred in 2010 and unfavorable prior year reserve development in the commercial automobile product line that reflected worse than expected severity for accident years 2009 and 2010.

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

Asbestos and Environmental Reserves

        At December 31, 2013 and 2012, the Company's claims and claim adjustment expense reserves included $2.69 billion and $2.73 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.

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

        In the third quarter of 2013, the Company completed its annual in-depth asbestos claim review, including a review of active policyholders and litigation cases for potential product and "non-product" liability, and noted the continuation of the following trends:

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

        The Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, experienced a slight increase in the number of policyholders with open asbestos claims at December 31, 2013 compared with December 31, 2012, while net asbestos-related payments in these categories decreased slightly in 2013 compared with 2012. Payments on behalf of policyholders in these categories continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        The completion of these reviews and analyses in 2013, 2012 and 2011 resulted in $190 million, $175 million and $175 million increases, respectively, in the Company's net asbestos reserves in each period. In each year, the reserve increases were primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category and by higher projected payments on assumed reinsurance accounts. The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be moderately higher than previously anticipated due to the impact of the current litigation environment discussed above. Notwithstanding these trends, the Company's overall view of the underlying asbestos environment is essentially unchanged from recent periods, and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

        Net asbestos losses paid in 2013, 2012 and 2011 were $218 million, $236 million and $284 million, respectively. Approximately 1%, 6% and 19% of total net paid losses in 2013, 2012 and 2011, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

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

        The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980's. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims has been greater than anticipated. As a result, in 2013, 2012 and 2011, the Company increased its net environmental reserves by $65 million, $90 million and $76 million, respectively.

        Asbestos and Environmental Reserves.    As a result of the processes and procedures discussed above, management believes that the reserves carried for asbestos and environmental claims at December 31, 2013 are appropriately established based upon known facts, current law and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the emergence of a greater number of asbestos claims than anticipated as a result of extended life expectancies resulting from medical advances and lifestyle improvements, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        There are also risks which impact the estimation of ultimate costs for catastrophes. For example, the estimation of reserves related to hurricanes can be affected by the inability of the Company and its insureds to access portions of the impacted areas, the complexity of factors contributing to the losses, the legal and regulatory uncertainties and the nature of the information available to establish the reserves. Complex factors include, but are not limited to: determining whether damage was caused by flooding versus wind; evaluating general liability and pollution exposures; estimating additional living expenses; the impact of demand surge; the potential impact of changing climate conditions, including higher frequency and severity of weather-related events; infrastructure disruption; fraud; the effect of mold damage and business income interruption costs; and reinsurance collectibility. The timing of a catastrophe's occurrence, such as at or near the end of a reporting period, can also affect the information available to us in estimating reserves for that reporting period. The estimates related to catastrophes are adjusted as actual claims emerge.

8. DEBT

        Debt outstanding was as follows:

(at December 31, in millions)	2013	2012
Short-term:
Commercial paper	$100	$100
5.00% Senior notes due March 15, 2013	—	500

Total short-term debt	100	600

Long-term:
5.50% Senior notes due December 1, 2015	400	400
6.25% Senior notes due June 20, 2016	400	400
5.75% Senior notes due December 15, 2017	450	450
5.80% Senior notes due May 15, 2018	500	500
5.90% Senior notes due June 2, 2019	500	500
3.90% Senior notes due November 1, 2020	500	500
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	800
5.35% Senior notes due November 1, 2040	750	750
4.60% Senior notes due August 1, 2043	500	—
8.50% Junior subordinated debentures due December 15, 2045	56	56
8.312% Junior subordinated debentures due July 1, 2046	73	73
6.25% Fixed-to-floating rate junior subordinated debentures due March 15, 2067	107	107

Total long-term debt	6,261	5,761

Total debt principal	6,361	6,361
Unamortized fair value adjustment	51	52
Unamortized debt issuance costs	(66)	(63)

Total debt	$6,346	$6,350

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

        2013 Debt Issuance.    On July 25, 2013, the Company issued $500 million aggregate principal amount of 4.60% senior notes that will mature on August 1, 2043. The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $494 million. Interest on the senior notes is payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2014. The senior notes are redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present value of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current treasury rate (as defined) plus 15 basis points.

        2013 Debt Repayment.    On March 15, 2013, the Company's $500 million, 5.00% senior notes matured and were fully paid.

        2012 Debt Repayments.    On May 29, 2012, the Company purchased and retired $8.5 million aggregate principal amount of its 6.25% fixed-to-floating rate junior subordinated debentures due March 15, 2067. On June 15, 2012, the Company's $250 million, 5.375% senior notes matured and were fully paid.

Description of Debt

        Commercial Paper—The Company maintains an $800 million commercial paper program, supported by a $1.0 billion bank credit agreement that expires on June 7, 2018. (See "Credit Agreement" discussion that follows). Interest rates on commercial paper issued in 2013 ranged from 0.08% to 0.13%, and in 2012 ranged from 0.08% to 0.17%.

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

        The Company's consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $1 million for each of the years ended December 31, 2013 and 2012.

        The following table presents merger-related unamortized fair value adjustments and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at December 31,
					Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	2013	2012
Subordinated debentures	7.625%	Dec. 2027	$17	$17	6.147%
	8.500%	Dec. 2045	15	16	6.362%
	8.312%	Jul. 2046	19	19	6.362%

Total			$51	$52

        The Travelers Companies, Inc. fully and unconditionally guarantees the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and Travelers Insurance Group Holdings Inc. (TIGHI). The guarantees pertain to the $200 million 7.75% notes due 2026 and the $500 million 6.375% notes due 2033.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

        Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2014, none; 2015, $400 million; 2016, $400 million; 2017, $450 million; and 2018, $500 million.

Credit Agreement

        On June 7, 2013, the Company entered into a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions, replacing its three-year $1.0 billion credit agreement that was due to expire on June 10, 2013. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders' equity determined in accordance with GAAP plus (a) trust preferred securities (not to exceed 15% of total capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital) less goodwill and other intangible assets. That threshold is adjusted downward by an amount equal to 70% of the aggregate amount of common stock repurchased by the Company after March 31, 2013, up to a maximum deduction of $1.75 billion. The threshold was $14.01 billion at December 31, 2013 and could decline to a minimum of $13.73 billion during the term of the credit agreement, subject to the Company repurchasing an additional $400 million of its common stock. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company's voting stock and certain changes in the composition of the Company's board of directors. At December 31, 2013, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from LIBOR plus 87.5 basis points to LIBOR plus 150 basis points, depending on the Company's credit ratings. At December 31, 2013, that cost would have been LIBOR plus 112.5 basis points, had there been any amounts outstanding under the credit agreement. This credit agreement also supports the Company's commercial paper program.

Shelf Registration

        In June 2013, the Company filed with the Securities and Exchange Commission a universal shelf registration statement for the potential offering and sale of securities to replace the Company's previous registration statement that had expired in the normal course of business. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering.

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY

Authorized Shares

        The number of authorized shares of the company is 1.755 billion, consisting of five million of preferred stock, 1.745 billion shares of voting common stock and five million undesignated shares. The Company's articles of incorporation authorize the board of directors to establish, from the undesignated shares, one or more classes and series of shares, and to further designate the type of shares and terms thereof.

Preferred Stock

        In May 2013, the Company's shareholders voted to amend the Company's Articles of Incorporation to provide authority to issue up to five million additional shares of preferred stock.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

Subsequent to this amendment of the Company's Articles of Incorporation, the Company filed a shelf registration statement with the Securities and Exchange Commission in June 2013 pursuant to which it may publicly sell securities, including the new preferred stock, from time to time. The new shelf registration statement replaced the Company's prior shelf registration statement.

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

Treasury Stock

        The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. In October 2013, the board of directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity. The following table summarizes repurchase activity in 2013 and remaining repurchase capacity at December 31, 2013.

Quarterly Period Ending (in millions, except per share amounts)	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2013	3.7	$300	$81.01	$1,859
June 30, 2013	3.6	300	82.99	1,559
September 30, 2013	9.7	800	82.21	759
December 31, 2013	11.4	1,000	88.10	4,759

Total	28.4	$2,400	84.51	4,759

        The Company's Amended and Restated 2004 Stock Incentive Plan provides settlement alternatives to employees in which the Company retains shares to cover tax withholding costs and exercise costs. During the years ended December 31, 2013 and 2012, the Company acquired $61 million and $55 million, respectively, of its common stock under this plan.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

        Common shares acquired are reported as treasury stock in the consolidated balance sheet.

Dividend Availability

        The Company's U.S. insurance subsidiaries, domiciled principally in the state of Connecticut, are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by each insurance subsidiary to its respective parent company without prior approval of insurance regulatory authorities. A maximum of $3.33 billion is available by the end of 2014 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2014 and/or increase the amount of dividends from its insurance subsidiaries in 2014, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

        TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company's foreign operations are not material and are intended to be permanently reinvested in those operations.

        TRV and its two non-insurance holding company subsidiaries received $2.90 billion of dividends in 2013, all of which were received from their U.S. insurance subsidiaries.

Statutory Net Income and Policyholder Surplus

        Statutory net income of the Company's domestic and international insurance subsidiaries was $4.18 billion, $2.84 billion and $1.50 billion for the years ended December 31, 2013, 2012 and 2011, respectively. Policyholder surplus of the Company's domestic and international insurance subsidiaries was $21.12 billion and $20.05 billion at December 31, 2013 and 2012, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table presents the changes in the Company's accumulated other comprehensive income (AOCI) for the years ended December 31, 2013, 2012 and 2011.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders' Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income
Balance, December 31, 2010	$1,719	$140	$(610)	$6	$1,255

Other comprehensive income (OCI) before reclassifications	1,091	(8)	(251)	(61)	771
Amounts reclassified from AOCI	(81)	10	50	—	(21)

Net OCI, current period	1,010	2	(201)	(61)	750

Balance, December 31, 2011	2,729	142	(811)	(55)	2,005

OCI before reclassifications	228	48	(104)	45	217
Amounts reclassified from AOCI	(49)	5	58	—	14

Net OCI, current period	179	53	(46)	45	231

Balance, December 31, 2012	2,908	195	(857)	(10)	2,236

OCI before reclassifications	(1,740)	(2)	358	(79)	(1,463)
Amounts reclassified from AOCI	(43)	4	68	8	37

Net OCI, current period	(1,783)	2	426	(71)	(1,426)

Balance, December 31, 2013	$1,125	$197	$(431)	$(81)	$810

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents the pretax components of the Company's other comprehensive income (loss) and the related income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011.

(for the year ended December 31, in millions)	2013	2012	2011
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(2,734)	$281	$1,570
Income tax expense (benefit)	(951)	102	560

Net of taxes	(1,783)	179	1,010

Having credit losses recognized in the consolidated statement of income	3	81	4
Income tax expense	1	28	2

Net of taxes	2	53	2

Net changes in benefit plan assets and obligations	647	(69)	(307)
Income tax expense (benefit)	221	(23)	(106)

Net of taxes	426	(46)	(201)

Net changes in unrealized foreign currency translation	(112)	43	(90)
Income tax expense (benefit)	(41)	(2)	(29)

Net of taxes	(71)	45	(61)

Total other comprehensive income (loss)	(2,196)	336	1,177
Total income tax expense (benefit)	(770)	105	427

Total other comprehensive income (loss), net of taxes	$(1,426)	$231	$750

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents the pretax and related income tax expense (benefit) components of the amounts reclassified from the Company's AOCI to the Company's consolidated statement of income for the years ended December 31, 2013, 2012 and 2011.

(for the year ended December 31, in millions)	2013	2012	2011
Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income(1)	$(66)	$(75)	$(125)
Income tax expense(2)	(23)	(26)	(44)

Net of taxes	(43)	(49)	(81)

Having credit losses recognized in the consolidated statement of income(1)	5	8	16
Income tax benefit(2)	1	3	6

Net of taxes	4	5	10

Reclassification adjustment related to benefit plan assets and obligations(3)	105	88	76
Income tax benefit(2)	37	30	26

Net of taxes	68	58	50

Reclassification adjustment related to foreign currency translation(1)	8	—	—
Income tax benefit(2)	—	—	—

Net of taxes	8	—	—

Total reclassifications	52	21	(33)
Total income tax benefit (expense)	15	7	(12)

Total reclassifications, net of taxes	$37	$14	$(21)

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

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2013	2012	2011
Basic
Net income, as reported	$3,673	$2,473	$1,426
Participating share-based awards—allocated income	(27)	(19)	(11)
Preferred stock dividends	—	—	(1)

Net income available to common shareholders—basic	$3,646	$2,454	$1,414

Diluted
Net income available to common shareholders	$3,646	$2,454	$1,414
Effect of dilutive securities:
Convertible preferred stock	—	—	1

Net income available to common shareholders—diluted	$3,646	$2,454	$1,415

Common Shares
Basic
Weighted average shares outstanding	370.3	386.2	415.8

Diluted
Weighted average shares outstanding	370.3	386.2	415.8
Weighted average effects of dilutive securities:
Stock options and performance shares	4.0	3.6	4.0
Convertible preferred stock	—	—	0.7

Total	374.3	389.8	420.5

Net income Per Common Share
Basic	$9.84	$6.35	$3.40

Diluted	$9.74	$6.30	$3.36

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES

(for the year ended December 31, in millions)	2013	2012	2011
Composition of income tax expense (benefit) included in the consolidated statement of income
Current expense (benefit):
Federal	$1,059	$406	$(176)
Foreign	30	45	34
State	6	3	3

Total current tax expense (benefit)	1,095	454	(139)

Deferred expense:
Federal	167	223	63
Foreign	10	16	2

Total deferred tax expense	177	239	65

Total income tax expense (benefit) included in the consolidated statement of income	1,272	693	(74)
Composition of income tax included in shareholders' equity
Expense (benefit) relating to stock-based compensation, and the expense (benefit) related to the changes in unrealized gain on investments, unrealized loss on foreign exchange and other comprehensive income	(822)	57	399

Total income tax expense included in the consolidated financial statements	$450	$750	$325

(for the year ended December 31, in millions)	2013	2012	2011
Income before income taxes
U.S	$4,804	$2,955	$1,175
Foreign	141	211	177

Total income before income taxes	4,945	3,166	1,352
Effective tax rate
Statutory tax rate	35%	35%	35%

Expected federal income tax expense	1,731	1,108	473
Tax effect of:
Nontaxable investment income	(409)	(427)	(449)
Resolution of prior year tax matters	(63)	—	(104)
Other, net	13	12	6

Total income tax expense (benefit)	$1,272	$693	$(74)

Effective tax rate	26%	22%	(5)%

        The Company paid income taxes of $1.06 billion, $188 million and $218 million during the years ended December 31, 2013, 2012 and 2011, respectively. The current income tax payable was $85 million and $102 million at December 31, 2013 and 2012, respectively, and was included in other liabilities in the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The net deferred tax asset (liability) comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2013	2012
Deferred tax assets
Claims and claim adjustment expense reserves	$825	$888
Unearned premium reserves	693	689
Other	621	741

Total gross deferred tax assets	2,139	2,318

Deferred tax liabilities
Deferred acquisition costs	554	590
Investments	931	1,800
Internally developed software	138	134
Other	213	132

Total gross deferred tax liabilities	1,836	2,656

Total deferred tax asset (liability)	$303	$(338)

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

        For tax return purposes, as of December 31, 2013, the Company had net operating loss (NOL) carryforwards in the United States, Canada and United Kingdom. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws. The benefits of the NOL carryforwards have been recognized in the consolidated financial statements and are included in net deferred tax assets. The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	Amount	Year of expiration
United States	$26	2018
Canada	100	2028 - 2033
United Kingdom	123	None

        U.S. income taxes have not been recognized on $714 million of the Company's foreign operations' undistributed earnings as of December 31, 2013, as such earnings are intended to be permanently reinvested in those operations. Furthermore, any taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on any dividend distributions from such earnings.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012:

(in millions)	2013	2012
Balance at January 1	$24	$37
Additions for tax positions of prior years	—	2
Reductions for tax positions of prior years	(3)	(15)
Additions based on tax positions related to current year	—	—

Balance at December 31	$21	$24

        Included in the balances at December 31, 2013 and 2012 were $2 million and $3 million, respectively, of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balances at those dates were $19 million and $21 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility would not affect the annual effective tax rate.

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes. During the years ended December 31, 2013 and 2012, the Company recognized approximately $(67) million and $46 million in interest, respectively. The Company had approximately $27 million and $94 million accrued for the payment of interest at December 31, 2013 and 2012, respectively.

        The IRS is conducting an examination of the Company's U.S. income tax returns for 2011 and 2012. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.

13. SHARE-BASED INCENTIVE COMPENSATION

        The Company has a share-based incentive compensation plan, The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan, as amended (the 2004 Incentive Plan), which replaced prior share-based incentive compensation plans (legacy plans). The purposes of the 2004 Incentive Plan are to align the interests of the Company's non-employee directors, executive officers and other employees with those of the Company's shareholders, and to attract and retain personnel by providing incentives in the form of stock-based awards. The 2004 Incentive Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company's common stock. The number of shares of the Company's common stock authorized for grant under the 2004 Incentive Plan is 35 million shares, subject to additional shares that may be available for awards as described below. The Company has a policy of issuing new shares to settle the exercise of stock option awards and the vesting of other equity awards. The 2004 Incentive Plan expires in July 2014. The Company's board of directors has approved a new share-based incentive compensation plan to replace the expiring plan having substantially the same terms (other than the number of shares available) as the 2004 Incentive Plan which will be submitted for shareholder approval at the Company's 2014 Annual Meeting of Shareholders.

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

        The 2004 Incentive Plan is currently the only plan pursuant to which future stock-based awards may be granted. In addition to the 35 million shares initially authorized for issuance under the 2004 Incentive Plan, the following will not be counted towards the 35 million shares available and will be available for future grants under the 2004 Incentive Plan: (i) shares of common stock subject to an award that expires unexercised, that is forfeited, terminated or canceled, that is settled in cash or other forms of property, or otherwise does not result in the issuance of shares of common stock, in whole or in part; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on awards generally; and (iii) shares purchased by the Company on the open market using cash option exercise proceeds; provided, however, that the increase in the number of shares of common stock available for grant pursuant to such market purchases shall not be greater than the number that could be repurchased at fair market value on the date of exercise of the stock option giving rise to such option proceeds. These provisions also apply to awards granted under the legacy share-based incentive compensation plans that were outstanding on the effective date of the 2004 Incentive Plan.

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

        The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is the time to vest plus half the remaining time to expiration. This considers the vesting restriction and represents an even pattern of exercise behavior over the remaining term. Reload options were exercisable for the remaining term of the original option and therefore generally had a shorter expected term. Beginning in April 2010, due to the Company having attained sufficient history with respect to changes in its stock prices over time, the expected volatility assumption is based on the historical volatility of the Company's common stock for the same period as the estimated option term based on the mid-month of the option grant. Prior to April 2010, the expected volatility was based on the average historical volatility of the common stock of an industry peer group of entities due to the limited Company stock history. The expected dividend is based upon the Company's current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for each option is the interpolated market yield for the mid-month of the option grant on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option. Shares received through option exercises under the reload program were subject to either a one-year or two-year restriction on sale. A discount, as measured by the estimated cost of protecting against changes in market value - 5% for one-year sales restrictions and 10% for two-year sales restrictions - had been applied to the fair value of reload options granted to reflect these sales restrictions. The following assumptions were used in estimating the fair value of options on grant date for the years ended December 31, 2013, 2012 and 2011:

2013	Original Grants
Expected term of stock options	6 years
Expected volatility of the Company's stock	28.7% - 28.8%
Weighted average volatility	28.8%
Expected annual dividend per share	$1.84
Risk-free rate	1.11% - 1.14%

2012	Original Grants	Reload Grants
Expected term of stock options	6 years	1 year
Expected volatility of the Company's stock	28.5% - 28.6%	22.9% - 23.5%
Weighted average volatility	28.6%	23.4%
Expected annual dividend per share	$1.64 - $1.84	$1.64 - $1.84
Risk-free rate	1.02% - 1.17%	0.10% - 0.17%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

2011	Original Grants	Reload Grants
Expected term of stock options	6 years	1 year
Expected volatility of the Company's stock	28.0% - 28.6%	15.7% - 17.6%
Weighted average volatility	28.2%	15.9%
Expected annual dividend per share	$1.44 - $1.64	$1.44 - $1.64
Risk-free rate	1.19% - 2.62%	0.10% - 0.29%

        A summary of stock option activity under the Company's 2004 Incentive Plan and legacy share-based incentive compensation plans as of and for the year ended December 31, 2013 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	12,596,208	$50.58
Original grants	1,862,670	78.65
Exercised	(3,320,511)	45.72
Forfeited or expired	(67,111)	63.13

Outstanding, end of year	11,071,256	$56.68	6.3 Years	$375

Vested at end of year(1)	7,796,550	$53.40	5.6 Years	$290

Exercisable at end of year	4,888,957	$47.05	4.1 Years	$213

(1)
Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

        The following table presents additional information regarding original and reload grants for the years ended December 31, 2013, 2012 and 2011.

2013	Original Grants
Weighted average grant-date fair value of options granted (per share)	$17.09
Total intrinsic value of options exercised during the year (in millions)	$122

2012	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$12.08	$4.49
Total intrinsic value of options exercised during the year (in millions)	$102	$5

2011	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$12.94	$3.19
Total intrinsic value of options exercised during the year (in millions)	$76	$11

        On February 4, 2014, the Company, under the 2004 Stock Incentive Plan, granted 2,009,087 stock option awards with an exercise price of $80.35 per share. The fair value attributable to the stock option awards on the date of grant was $17.22 per share.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

Restricted Stock Units, Deferred Stock Units and Performance Share Award Programs

        The Company issues restricted stock unit awards to eligible officers and key employees under the Equity Awards program established pursuant to the 2004 Incentive Plan. A restricted stock unit represents the right to receive a share of common stock. These restricted stock unit awards are granted at market price, generally vest three years from the date of grant, do not have voting rights and the underlying shares of common stock are not issued until the vesting criteria is satisfied. In addition, the Company's board of directors can be issued deferred stock unit awards from (i) an annual award; (ii) deferred compensation (in lieu of cash retainer); and (iii) dividend reinvestment shares earned on outstanding deferred compensation.

        The Company also has a Performance Share Awards Program pursuant to the 2004 Incentive Plan which became effective beginning in 2006. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance awards provide the recipient the right to earn shares of the Company's common stock based upon the Company's attainment of certain performance goals. The performance goals for performance awards are based on the Company's adjusted return on equity over a three-year performance period. Vesting of any performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity. If the performance period return on equity is below the minimum threshold, none of the shares will vest. If performance meets or exceeds the minimum performance threshold, a range of performance shares will vest (50%—150% for awards granted in February 2010, 50%—130% for awards granted in February 2011, 2012 and 2013; and 50%—150% for awards granted in 2014); depending on the actual return on equity attained.

        The fair value of restricted stock units, deferred stock units and performance shares is measured at the market price of the Company stock at date of grant.

        The total fair value of shares that vested during the years ended December 31, 2013, 2012 and 2011 was $151 million, $146 million and $121 million, respectively.

        A summary of restricted stock units, deferred stock units and performance share activity under the Company's 2004 Incentive Plan and legacy plans as of and for the year ended December 31, 2013 is as follows:

	Restricted and Deferred Stock Units			Performance Shares
Other Equity Instruments	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Outstanding, beginning of year	2,196,382		$56.17	1,438,221		$58.22
Granted	763,358		79.00	604,057		77.29
Vested	(962,737	)(1)	56.92	(811,184	)(2)	57.91
Forfeited	(67,103)		67.30	(37,793)		65.60
Performance-based adjustment	—		—	211,053	(3)	66.16

Outstanding, end of year	1,929,900		$64.43	1,404,354		$68.29

(1)
Represents awards for which the requisite service has been rendered.

(2)
Reflects the number of performance shares attributable to the performance goals attained over the completed performance period (three years) and for which service conditions have been met.

(3)
Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2010 through 2013.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        On February 4, 2014, the Company, under the 2004 Stock Incentive Plan, granted 1,334,775 common stock awards in the form of restricted stock units, deferred stock units and performance share awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock units totaled 739,874 shares while the performance share awards totaled 594,901 shares. The fair value per share attributable to the common stock awards on the date of grant was $80.35.

Share-Based Compensation Cost Recognition

        The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period). Awards granted to retiree-eligible employees or to employees who become retiree-eligible before an award's vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted. The compensation cost reflects an estimated annual forfeiture rate from 3.0% to 4.5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates. Compensation costs for awards are recognized on a straight-line basis over the requisite service period. For awards that have a graded vesting schedule, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2013, 2012 and 2011 was $129 million, $120 million and $121 million, respectively. Included in these amounts are compensation cost adjustments of $8 million, $4 million and $4 million, for the years ended December 31, 2013, 2012 and 2011, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards. The related tax benefits recognized in earnings were $45 million, $42 million and $42 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        At December 31, 2013, there was $120 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted and deferred stock units and performance shares granted under the 2004 Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

        Cash received from the exercise of employee stock options under share-based compensation plans totaled $206 million and $295 million in 2013 and 2012, respectively. The tax benefit realized for tax deductions from employee stock options exercised during 2013 and 2012 totaled $42 million and $36 million, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Qualified Domestic Pension Plan		Nonqualified and Foreign Pension Plans		Total
(at and for the year ended December 31, in millions)	2013	2012	2013	2012	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$3,055	$2,706	$206	$183	$3,261	$2,889
Benefits earned	112	107	6	6	118	113
Interest cost on benefit obligation	124	129	8	9	132	138
Actuarial loss (gain)	(243)	225	(19)	17	(262)	242
Benefits paid	(140)	(112)	(9)	(13)	(149)	(125)
Foreign currency exchange rate change	—	—	2	4	2	4
Acquisition	—	—	15	—	15	—

Benefit obligation at end of year	$2,908	$3,055	$209	$206	$3,117	$3,261

Change in plan assets:
Fair value of plan assets at beginning of year	$2,761	$2,414	$98	$86	$2,859	$2,500
Actual return on plan assets	453	242	12	10	465	252
Company contributions	—	217	6	11	6	228
Benefits paid	(140)	(112)	(9)	(13)	(149)	(125)
Foreign currency exchange rate change	—	—	2	4	2	4
Acquisition	—	—	20	—	20	—

Fair value of plan assets at end of year	3,074	2,761	129	98	3,203	2,859

Funded status of plan at end of year	$166	$(294)	$(80)	$(108)	$86	$(402)

Amounts recognized in the statement of financial position consist of:
Accrued over-funded benefit plan assets	$176	$—	$10	$—	$186	$—
Accrued under-funded benefit plan liabilities	(10)	(294)	(90)	(108)	(100)	(402)

Total	$166	$(294)	$(80)	$(108)	$86	$(402)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$704	$1,300	$34	$63	$738	$1,363
Prior service benefit	—	—	—	—	—	—

Total	$704	$1,300	$34	$63	$738	$1,363

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$222	$246
Benefits earned	—	—
Plan amendments	—	(31)
Interest cost on benefit obligation	9	12
Actuarial loss (gain)	(25)	11
Benefits paid	(14)	(16)
Acquisition	19	—

Benefit obligation at end of year	$211	$222

Change in plan assets:
Fair value of plan assets at beginning of year	$18	$19
Actual return on plan assets	—	1
Company contributions	13	14
Benefits paid	(14)	(16)

Fair value of plan assets at end of year	17	18

Funded status of plan at end of year	$(194)	$(204)

Amounts recognized in the statement of financial position consist of:
Accrued under-funded benefit plan liability	$(194)	$(204)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(44)	$(50)
Prior service benefit	(28)	—

Total	$(72)	$(50)

        Effective January 1, 2013, the Company converted its current prescription drug program for Medicare-eligible retirees to a group-based company-sponsored Medicare Part D Employer Group Waiver Plan (EGWP) program. The EGWP structure was made financially attractive for companies due to changes stemming from health care reform legislation. Under EGWP, the federal direct capitation payments will be paid to the Company, while the federal reinsurance and pharmaceutical rebates will be used to offset claims. Due to the transition to EGWP, the Company reduced its prescription drug liability at December 31, 2012 by approximately $31 million.

        The total accumulated benefit obligation for the Company's defined benefit pension plans was $3.05 billion and $3.21 billion at December 31, 2013 and 2012, respectively. The Qualified Domestic Plan accounted for $2.85 billion and $3.01 billion of the total accumulated benefit obligation at December 31, 2013 and 2012, respectively, whereas the Nonqualified and Foreign Plans accounted for $0.20 billion of the total accumulated benefit obligation at both December 31, 2013 and 2012.

        For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $123 million and $3.25 billion at December 31, 2013 and 2012, respectively, and the aggregate accumulated benefit obligation was $121 million and $3.20 billion at

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

December 31, 2013 and 2012, respectively. The fair value of plan assets for the above plans was $33 million and $2.85 billion at December 31, 2013 and 2012, respectively.

        The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified domestic pension plan. In 2013, there were no required contributions to the qualified domestic pension plan, and the Company made no voluntary contributions to the qualified domestic pension plan. In 2012 and 2011, the Company voluntarily made contributions totaling $217 million and $185 million, respectively, to the qualified domestic pension plan. The Company has not determined whether or not additional funding will be made during 2014. There is no required contribution to the qualified domestic pension plan during 2014. With respect to the Company's foreign pension plans, there are no significant required contributions in 2014.

        The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to the benefit plans for the years ended December 31, 2013, 2012 and 2011.

	Pension Plans			Postretirement Benefit Plans
(in millions)	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Cost:
Service cost	$118	$113	$98	$—	$—	$—
Interest cost on benefit obligation	132	138	135	9	12	13
Expected return on plan assets	(208)	(187)	(182)	(1)	(1)	(1)
Amortization of unrecognized:
Prior service benefit	—	—	—	(2)	—	—
Net actuarial loss (gain)	107	89	76	—	(1)	—

Net benefit expense	$149	$153	$127	$6	$10	$12

Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Prior service benefit	$—	$—	$—	$—	$—	$—
Net actuarial loss (gain)	(518)	176	388	(24)	11	(5)
Plan amendments	—	—	—	—	(31)	—
Amortization of prior service benefit	—	—	—	2	—	—
Amortization of net actuarial gain (loss)	(107)	(89)	(76)	—	1	—

Total other changes recognized in other comprehensive income	(625)	87	312	(22)	(19)	(5)

Total other changes recognized in net benefit expense and other comprehensive income	$(476)	$240	$439	$(16)	$(9)	$7

        For the defined benefit pension plans, the estimated net actuarial loss that will be reclassified (amortized) from accumulated other comprehensive income into net income as part of net periodic benefit cost over the next fiscal year is $65 million, and there is no estimated prior service benefit to be amortized over the next fiscal year. For the postretirement benefit plans, the estimated net actuarial gain that will be reclassified (amortized) from accumulated other comprehensive income into net

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

income as part of net periodic benefit cost over the next fiscal year is $2 million, and the estimated prior service benefit to be amortized over the next fiscal year is $3 million.

Assumptions and Health Care Cost Trend Rate Sensitivity

        The following table summarizes assumptions used with regard to the Company's U.S. qualified domestic pension plan and the postretirement benefit plan.

(at and for the year ended December 31,)	2013	2012
Assumptions used to determine benefit obligations
Discount rate	4.96%	4.15%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate	4.15%	4.90%
Expected long-term rate of return on pension plans' assets	7.50%	7.50%
Expected long-term rate of return on postretirement benefit plans' assets	4.00%	5.00%
Assumed health care cost trend rates
Following year:
Medical (before age 65)	7.25%	7.50%
Medical (age 65 and older)	6.75%	7.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate):	5.00%	5.00%
Year that the rate reaches the ultimate trend rate:
Medical (before age 65)	2022	2018
Medical (age 65 and older)	2020	2018

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

        As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation by $20 million at December 31, 2013, and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2013. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation at December 31, 2013 by $17 million and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2013.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The assumptions made for the Company's foreign pension and postretirement benefit plans are not materially different from those of the Company's U.S. qualified domestic pension plan and the postretirement benefit plan.

Plan Assets

        The U.S. qualified domestic pension plan assets are invested for the exclusive benefit of the plan participants and beneficiaries and are intended, over time, to satisfy the benefit obligations under the plan. Risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial position. The asset mix guidelines have been established and are reviewed quarterly. These guidelines are intended to serve as tools to facilitate the investment of plan assets to maximize long-term total return and the ongoing oversight of the plan's investment performance. Investment risk is measured and monitored on an ongoing basis through daily and monthly investment portfolio reviews, annual liability measurements and periodic asset/liability studies.

        The Company's overall investment strategy for the U.S. qualified domestic pension plan is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. Equity securities primarily include investments in large, medium and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, U.S. Treasury securities and debt securities issued by foreign governments. Other investments include two private equity funds held by the Company's qualified defined benefit pension plan. One private equity fund is focused on financial companies, and the other is focused on real estate-related investments.

        Assets of the Company's foreign pension plans are not significant.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Fair Value Hierarchy—Pension Plans

        The following tables present the level within the fair value hierarchy at which the financial assets of the Company's pension plans are measured on a recurring basis at December 31, 2013 and 2012.

(at December 31, 2013, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of states, municipalities and political subdivisions	$18	$—	$18	$—
Debt securities issued by foreign governments	14	—	14	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	11	—	11	—
All other corporate bonds	447	—	447	—

Total fixed maturities	490	—	490	—

Mutual funds
Equity mutual funds	1,355	1,355	—	—
Bond mutual funds	446	446	—	—

Total mutual funds	1,801	1,801	—	—

Equity securities	571	570	1	—

Other investments(1)	4	—	—	4

Cash and short-term securities
U.S. Treasury securities	122	122	—	—
Money market mutual funds	19	19	—	—
Other	196	31	165	—

Total cash and short-term securities	337	172	165	—

Total	$3,203	$2,543	$656	$4

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The following table presents the changes in the Level 3 fair value category for the years ended December 31, 2013 and 2012.

	Other Investments
(at and for the year ended December 31, in millions)	2013	2012
Balance at beginning of year	$6	$18
Actual return on plan assets:
Relating to assets still held	1	2
Relating to assets sold during the year	—	—
Purchases, sales, settlements and maturities:
Purchases	—	—
Sales	(3)	(12)
Settlements/maturities	—	—
Gross transfers into Level 3	—	—
Gross transfers out of Level 3	—	(2)

Balance at end of year	$4	$6

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

Fair Value—Other Postretirement Benefit Plan

        The Company's other postretirement benefit plan had financial assets of $17 million and $18 million at December 31, 2013 and 2012, respectively, which are measured at fair value on a recurring basis. The assets are primarily short-term securities and corporate bonds, and categorized as level 2 in the fair value hierarchy.

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

	Benefits Expected to be Paid
(in millions)	Pension Plans	Postretirement Benefit Plans
2014	$165	$15
2015	176	15
2016	187	15
2017	198	15
2018	209	14
2019 through 2023	1,165	70

Savings Plan

        The Company has a savings plan, The Travelers 401(k) Savings Plan (the Savings Plan), in which substantially all U.S. domestic Company employees are eligible to participate. Under the Savings Plan, the Company matches employee contributions up to 5% of eligible pay, with a maximum annual match of $6,000 which becomes 100% vested after three years of service. For the year ended December 31, 2011, existing employees whose annual base salary on December 31, 2010 was $175,000 or more, and employees hired during 2011 at an annual base salary of $175,000 or more, were not eligible for the Company's matching contribution. The Company's matching contribution is made in cash and invested according to the employee's current investment elections. The Company's matching contribution can be reinvested at any time into any other investment option. The Company's non-U.S. employees participate in separate savings plans. The total expense related to all of the savings plans was $100 million, $92 million and $90 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

15. LEASES

        Rent expense was $196 million, $192 million and $191 million in 2013, 2012 and 2011, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. LEASES (Continued)

        Future minimum annual rental payments under noncancellable operating leases for 2014, 2015, 2016, 2017 and 2018 are $178 million, $160 million, $137 million, $106 million and $69 million, respectively, and $166 million for 2019 and thereafter. Future sublease rental income aggregating approximately $6 million will partially offset these commitments.

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

        On March 22, 2010, the Second Circuit issued an opinion in which it found that the notice of the 1986 Orders provided to one remaining objector was insufficient to bar contribution claims by that objector against TPC. TPC's Petition for Rehearing and Rehearing En Banc was denied May 25, 2010 and its Petition for Writ of Certiorari and Petition for a Writ of Mandamus were denied by the United States Supreme Court on November 29, 2010.

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

Other Proceedings Not Arising Under Insurance Contracts or Reinsurance Agreements

        The Company is involved in other lawsuits, including lawsuits alleging extra-contractual damages relating to insurance contracts or reinsurance agreements, that do not arise under insurance contracts or reinsurance agreements. Based upon currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits would be material to the Company's results of operations or would have a material adverse effect on the Company's financial position or liquidity.

Gain Contingencies

        On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re (American Re), and three other reinsurers. By order dated October 22, 2010, the trial court corrected certain clerical errors and made certain clarifications to the August 17, 2010 order. On October 25, 2010, judgment was entered against American Re and the other three insurers, awarding USF&G $420 million, comprising $251 million ceded under the terms of the disputed reinsurance contract plus interest of 9% amounting to $169 million as of that date. The judgment, including the award of interest, was appealed by the reinsurers to the New York Supreme Court, Appellate Division, First Department. On January 24, 2012, the Appellate Division affirmed the judgment. On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of Appeals, and on March 12, 2012, the Appellate Division granted the reinsurers' motion. On February 7, 2013, the Court of Appeals issued an opinion that largely affirmed the summary judgment in USF&G's favor, while modifying in part the summary judgment with respect to two discrete issues and remanding the case to the trial court for determination of those issues. The Company believes it has a meritorious position on each of these issues and intends to pursue its claim vigorously. On May 2, 2013, the Court of Appeals denied a motion by reinsurers to reconsider the February 7, 2013 opinion. In November 2013, the Company entered into a settlement agreement with one of the reinsurers. At December 31, 2013, the claim totaled $466 million, comprising the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

$238 million of reinsurance recoverable plus interest amounting to $228 million as of that date. Interest will continue to accrue at 9% until the claim is paid. The $238 million of reinsurance recoverable owed to USF&G under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company's consolidated balance sheet. The interest that would be owed as part of any judgment ultimately entered in favor of USF&G is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company's consolidated financial statements.

        In an unrelated action, The Travelers Indemnity Company is one of the Settlement Class plaintiffs and a class member in a class action lawsuit captioned Safeco Insurance Company of America, et al. v American International Group, Inc. et al. (U.S. District Court, N.D. Ill.) in which the defendants are alleged to have engaged in the under-reporting of workers' compensation premium in connection with a workers' compensation reinsurance pool in which several subsidiaries of the Company participate. On July 26, 2011, the court granted preliminary approval of a class settlement pursuant to which the defendants agreed to pay $450 million to the class. On December 21, 2011, the court entered an order granting final approval of the settlement, and on February 28, 2012, the district court issued a written opinion approving the settlement. On March 27, 2012, three parties who objected to the settlement appealed the court's orders approving the settlement to the U.S. Court of Appeals for the Seventh Circuit. On January 11, 2013, all parties, including the three parties who had objected to the settlement, filed a Stipulation of Dismissal indicating that there were no longer any objections to the settlement. On March 25, 2013, the Seventh Circuit dismissed the appeals. On April 16, 2013, the Seventh Circuit issued its mandate returning the case to the district court for administration of the settlement. Prior to receiving payment, the Company accounted for its anticipated allocation from the settlement fund as a gain contingency in accordance with FASB Topic 450, Contingencies. On June 26, 2013, the Company received payment of approximately $91 million, comprising 98% of its allocation from the settlement fund. On November 11, 2013, the Company received payment of approximately $2 million, comprising the remaining 2% to be paid from the settlement fund. The combination of the payments received in June and November 2013 totaling $93 million, less approximately $2 million remitted to another insurer, resulted in a net gain of $91 million that is reported in "Other revenues" in the Company's consolidated statement of income.

Other Commitments and Guarantees

Commitments

        Investment Commitments—The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests. These commitments totaled $1.52 billion and $1.27 billion at December 31, 2013 and 2012, respectively.

Guarantees

        In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the businesses being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development and imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law. Such indemnification provisions generally are applicable from the closing date to the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments. The maximum amount of the Company's contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $465 million at December 31, 2013, of which $9 million was recognized on the balance sheet at that date.

        The Company also has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various other indemnifications. The Company also provides standard indemnifications to service providers in the normal course of business. The indemnification clauses are often standard contractual terms. Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements. The maximum amount of the Company's obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $153 million at December 31, 2013, approximately $75 million of which is indemnified by a third party. The maximum amount of the Company's obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at December 31, 2013, all of which is indemnified by a third party.

17. NONCASH INVESTING AND FINANCING ACTIVITIES

        There were no material noncash financing or investing activities during the years ended December 31, 2013, 2012 and 2011.

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

        The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, which totaled $700 million at December 31, 2013.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2013

(in millions)	TPC	Other Subsidiaries	Travelers(2)	Eliminations	Consolidated
Revenues
Premiums	$15,262	$7,375	$—	$—	$22,637
Net investment income	1,830	879	7	—	2,716
Fee income	393	2	—	—	395
Net realized investment gains(1)	126	38	2	—	166
Other revenues	225	52	—	—	277

Total revenues	17,836	8,346	9	—	26,191

Claims and expenses
Claims and claim adjustment expenses	8,817	4,490	—	—	13,307
Amortization of deferred acquisition costs	2,571	1,250	—	—	3,821
General and administrative expenses	2,570	1,174	13	—	3,757
Interest expense	53	—	308	—	361

Total claims and expenses	14,011	6,914	321	—	21,246

Income (loss) before income taxes	3,825	1,432	(312)	—	4,945
Income tax expense (benefit)	1,054	388	(170)	—	1,272
Net income of subsidiaries	—	—	3,815	(3,815)	—

Net income	$2,771	$1,044	$3,673	$(3,815)	$3,673

(1)
Total other-than-temporary impairment (OTTI) for the year ended December 31, 2013, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI), were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers(2)	Eliminations	Consolidated
Total OTTI gains (losses)	$(8)	$(2)	$—	$—	$(10)
OTTI losses recognized in net realized investment gains	$(10)	$(5)	$—	$—	$(15)
OTTI gains recognized in OCI	$2	$3	$—	$—	$5

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

(1)
Total other-than-temporary impairment (OTTI) for the year ended December 31, 2012, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI), were as follows:

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

(1)
Total other-than-temporary impairment (OTTI) for the year ended December 31, 2011, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI), were as follows:

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

(2)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the year ended December 31, 2013

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Net income	$2,771	$1,044	$3,673	$(3,815)	$3,673

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(1,982)	(771)	19	—	(2,734)
Having credit losses recognized in the consolidated statement of income	4	(1)	—	—	3
Net changes in benefit plan assets and obligations	12	19	616	—	647
Net changes in unrealized foreign currency translation	(92)	(20)	—	—	(112)

Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(2,058)	(773)	635	—	(2,196)
Income tax expense (benefit)	(719)	(273)	222	—	(770)

Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(1,339)	(500)	413	—	(1,426)
Other comprehensive loss of subsidiaries	—	—	(1,839)	1,839	—

Other comprehensive loss	(1,339)	(500)	(1,426)	1,839	(1,426)

Comprehensive income	$1,432	$544	$2,247	$(1,976)	$2,247

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the year ended December 31, 2012

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Net income	$1,857	$798	$2,473	$(2,655)	$2,473

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	248	23	10	—	281
Having credit losses recognized in the consolidated statement of income	57	24	—	—	81
Net changes in benefit plan assets and obligations	(6)	(5)	(58)	—	(69)
Net changes in unrealized foreign currency translation	(19)	62	—	—	43

Other comprehensive income (loss) before income taxes and other comprehensive income of subsidiaries	280	104	(48)	—	336
Income tax expense (benefit)	101	21	(17)	—	105

Other comprehensive income (loss), net of taxes, before other comprehensive income of subsidiaries	179	83	(31)	—	231
Other comprehensive income of subsidiaries	—	—	262	(262)	—

Other comprehensive income	179	83	231	(262)	231

Comprehensive income	$2,036	$881	$2,704	$(2,917)	$2,704

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the year ended December 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Net income	$1,182	$382	$1,426	$(1,564)	$1,426

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	1,100	472	(2)	—	1,570
Having credit losses recognized in the consolidated statement of income	(10)	14	—	—	4
Net changes in benefit plan assets and obligations	(5)	1	(303)	—	(307)
Net changes in unrealized foreign currency translation	(76)	(14)	—	—	(90)

Other comprehensive income (loss) before income taxes and other comprehensive income of subsidiaries	1,009	473	(305)	—	1,177
Income tax expense (benefit)	356	177	(106)	—	427

Other comprehensive income (loss), net of taxes, before other comprehensive income of subsidiaries	653	296	(199)	—	750
Other comprehensive income of subsidiaries	—	—	949	(949)	—

Other comprehensive income	653	296	750	(949)	750

Comprehensive income	$1,835	$678	$2,176	$(2,513)	$2,176

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2013

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $62,196)	$43,720	$20,199	$37	$—	$63,956
Equity securities, available for sale, at fair value (cost $686)	329	484	130	—	943
Real estate investments	33	905	—	—	938
Short-term securities	1,867	492	1,523	—	3,882
Other investments	2,450	990	1	—	3,441

Total investments	48,399	23,070	1,691	—	73,160

Cash	137	154	3	—	294
Investment income accrued	499	231	4	—	734
Premiums receivable	4,124	2,001	—	—	6,125
Reinsurance recoverables	6,292	3,421	—	—	9,713
Ceded unearned premiums	712	89	—	—	801
Deferred acquisition costs	1,570	234	—	—	1,804
Deferred taxes	279	86	(62)	—	303
Contractholder receivables	3,179	1,149	—	—	4,328
Goodwill	2,619	1,015	—	—	3,634
Other intangible assets	250	101	—	—	351
Investment in subsidiaries	—	—	28,616	(28,616)	—
Other assets	2,010	357	198	—	2,565

Total assets	$70,070	$31,908	$30,450	$(28,616)	$103,812

Liabilities
Claims and claim adjustment expense reserves	$33,506	$17,389	$—	$—	$50,895
Unearned premium reserves	8,188	3,662	—	—	11,850
Contractholder payables	3,179	1,149	—	—	4,328
Payables for reinsurance premiums	127	171	—	—	298
Debt	692	—	5,654	—	6,346
Other liabilities	4,109	1,180	10	—	5,299

Total liabilities	49,801	23,551	5,664	—	79,016

Shareholders' equity
Common stock (1,750.0 shares authorized; 353.5 shares issued and outstanding)	—	390	21,500	(390)	21,500
Additional paid-in capital	11,634	6,502	—	(18,136)	—
Retained earnings	7,868	1,042	24,281	(8,900)	24,291
Accumulated other comprehensive income	767	423	810	(1,190)	810
Treasury stock, at cost (401.5 shares)	—	—	(21,805)	—	(21,805)

Total shareholders' equity	20,269	8,357	24,786	(28,616)	24,796

Total liabilities and shareholders' equity	$70,070	$31,908	$30,450	$(28,616)	$103,812

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

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2013

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,771	$1,044	$3,673	$(3,815)	$3,673
Net adjustments to reconcile net income to net cash provided by operating activities	(497)	413	(1,665)	1,892	143

Net cash provided by operating activities	2,274	1,457	2,008	(1,923)	3,816

Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,484	2,419	1	—	7,904
Proceeds from sales of investments:
Fixed maturities	989	641	5	—	1,635
Equity securities	45	41	—	—	86
Real estate investments	—	18	—	—	18
Other investments	489	273	—	—	762
Purchases of investments:
Fixed maturities	(6,260)	(3,201)	(6)	—	(9,467)
Equity securities	(21)	(34)	(2)	—	(57)
Real estate investments	(1)	(106)	—	—	(107)
Other investments	(320)	(126)	—	—	(446)
Net sales (purchases) of short-term securities	(272)	(52)	435	—	111
Securities transactions in course of settlement	(2)	24	(1)	—	21
Acquisition, net of cash acquired	(773)	(224)	—		(997)
Other	(365)	(8)	—	—	(373)

Net cash provided by (used in) investing activities	(1,007)	(335)	432	—	(910)

Cash flows from financing activities
Payment of debt	(500)	—	—	—	(500)
Issuance of debt	—	—	494	—	494
Dividends paid to shareholders	—	—	(729)	—	(729)
Issuance of common stock—employee share options	—	—	206	—	206
Treasury stock acquired—share repurchase authorization	—	—	(2,400)	—	(2,400)
Treasury stock acquired—net employee share-based compensation	—	—	(61)	—	(61)
Excess tax benefits from share-based payment arrangements	—	—	51	—	51
Dividends paid to parent company	(1,307)	(1,116)	—	2,423	—
Capital contributions, loans and other transactions between subsidiaries	500	—	—	(500)	—

Net cash used in financing activities	(1,307)	(1,116)	(2,439)	1,923	(2,939)

Effect of exchange rate changes on cash	—	(3)	—	—	(3)

Net increase (decrease) in cash	(40)	3	1	—	(36)
Cash at beginning of year	177	151	2	—	330

Cash at end of year	$137	$154	$3	$—	$294

Supplemental disclosure of cash flow information
Income taxes paid (received)	$942	$325	$(210)	$—	$1,057
Interest paid	$60	$—	$295	$—	$355

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

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2011

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,182	$382	$1,426	$(1,564)	$1,426
Net adjustments to reconcile net income to net cash provided by operating activities	736	98	635	(726)	743

Net cash provided by operating activities	1,918	480	2,061	(2,290)	2,169

Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,902	2,502	—	—	7,404
Proceeds from sales of investments:
Fixed maturities	720	440	1	—	1,161
Equity securities	82	53	—	—	135
Real estate investments	1	—	—	—	1
Other investments	343	251	—	—	594
Purchases of investments:
Fixed maturities	(5,714)	(2,978)	(12)	—	(8,704)
Equity securities	(30)	(71)	(30)	—	(131)
Real estate investments	(24)	(42)	—	—	(66)
Other investments	(711)	(178)	—	—	(889)
Net sales of short-term securities	717	25	1,276	—	2,018
Securities transactions in course of settlement	(46)	46	—	—	—
Other	(351)	(20)	—	—	(371)

Net cash provided by (used in) investing activities	(111)	28	1,235	—	1,152

Cash flows from financing activities
Payment of debt	—	(8)	—	—	(8)
Dividends paid to shareholders	—	—	(665)	—	(665)
Issuance of common stock—employee share options	—	—	314	—	314
Treasury stock acquired—share repurchase authorization	—	—	(2,919)	—	(2,919)
Treasury stock acquired—net employee share-based compensation	—	—	(46)	—	(46)
Excess tax benefits from share-based payment arrangements	—	—	18	—	18
Dividends paid to parent company	(1,779)	(521)	—	2,300	—
Capital contributions, loans and other transactions between subsidiaries	—	10	—	(10)	—

Net cash used in financing activities	(1,779)	(519)	(3,298)	2,290	(3,306)

Effect of exchange rate changes on cash	—	(1)	—	—	(1)

Net increase (decrease) in cash	28	(12)	(2)	—	14
Cash at beginning of year	86	110	4	—	200

Cash at end of year	$114	$98	$2	$—	$214

Supplemental disclosure of cash flow information
Income taxes paid (received)	$206	$109	$(97)	$—	$218
Interest paid	$73	$—	$309	$—	$382

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2013 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,328	$6,674	$6,452	$6,737	$26,191
Total expenses	5,108	5,497	5,275	5,366	21,246

Income before income taxes	1,220	1,177	1,177	1,371	4,945
Income tax expense	324	252	313	383	1,272

Net income	$896	$925	$864	$988	$3,673

Net income per share(1):
Basic	$2.36	$2.44	$2.33	$2.73	$9.84
Diluted	2.33	2.41	2.30	2.70	9.74

2012 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,392	$6,359	$6,512	$6,477	$25,740
Total expenses	5,315	5,751	5,342	6,166	22,574

Income before income taxes	1,077	608	1,170	311	3,166
Income tax expense	271	109	306	7	693

Net income	$806	$499	$864	$304	$2,473

Net income per share(1):
Basic	$2.04	$1.27	$2.23	$0.79	$6.35
Diluted	2.02	1.26	2.21	0.78	6.30

(1)
Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2013. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's evaluation of disclosure controls and procedures in the year of acquisition, management excluded an assessment of the effectiveness of the Company's disclosure controls and procedures related to Dominion. The Company acquired all of the issued and outstanding shares of Dominion on November 1, 2013. Dominion represented less than 4% of the Company's consolidated total assets and less than 1% of each of the Company's consolidated total revenues and net income as of and for the year ended December 31, 2013. Based upon that evaluation and subject to the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

        In addition, there was no change in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. As mentioned above, the Company acquired Dominion on November 1, 2013. The Company is in the process of reviewing the internal control structure of Dominion and, if necessary, will make appropriate changes as it integrates Dominion into the Company's overall internal control over financial reporting process.

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

        Management has assessed the Company's internal control over financial reporting as of December 31, 2013. The standard measures adopted by management in making its evaluation are the measures in the Internal Control—Integrated Framework (1992) published by the Committee of Sponsoring Organizations of the Treadway Commission.

        Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company's internal control over financial reporting related to Dominion. The Company acquired all of the issued and outstanding shares of Dominion on November 1, 2013. Dominion represented less than 4% of the Company's consolidated total assets and less than 1% of each of the Company's consolidated total revenues and net income as of and for the year ended December 31, 2013.

        Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2013, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

        KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting which follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

         We have audited The Travelers Companies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

         In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

         The Company acquired all of the issued and outstanding shares of The Dominion of Canada General Insurance Company (Dominion) on November 1, 2013. Management excluded Dominion from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. Dominion represented less than 4% of the Company's consolidated total assets and less than 1% of each of the Company's consolidated total revenues and net income as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Dominion.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 13, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP

New York, New York
February 13, 2014

Item 9B.    OTHER INFORMATION

        Executive Ownership and Sales.    All of the Company's executive officers hold equity in the Company in excess of the required level under the Company's executive stock ownership policy. For a summary of this policy as currently in effect, see "Compensation Discussion and Analysis—Stock Ownership Guidelines" in the Company's proxy statement filed with the Securities and Exchange Commission on April 9, 2013. From time to time, some of the Company's executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell shares of common stock of the Company in the open market, in private transactions or to the Company. To effect such sales, some of the Company's executives have entered into, and may in the future enter into, trading plans designed to comply with the Company's Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives' ownership of the Company's shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

        As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer, and Jay S. Benet, Vice Chairman and Chief Financial Officer, were the only "named executive officers" (i.e., an executive officer named in the compensation disclosures in the Company's proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect. The trading plans extend from approximately one to nine months from the date of this report. Under the Company's stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary, and Mr. Benet has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amounts are calculated for purposes of the stock ownership guidelines). See "Compensation Discussion and Analysis—Stock Ownership Guidelines" in the Company's proxy statement filed with the SEC on April 9, 2013.

        Annual Meeting and Record Date.    The Board of Directors has set the date of the 2014 Annual Meeting of Shareholders and the related record date. The Annual Meeting will be held in Hartford, CT on May 28, 2014, and the shareholders entitled to receive notice of and vote at the meeting will be the shareholders of record at the close of business on March 31, 2014.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

        Set forth below is information concerning the Company's executive officers as of February 13, 2014.

Name	Age	Office
Jay S. Fishman	61	Chairman of the Board of Directors and Chief Executive Officer
Jay S. Benet	61	Vice Chairman and Chief Financial Officer
Brian W. MacLean	60	President and Chief Operating Officer
William H. Heyman	65	Vice Chairman and Chief Investment Officer
Alan D. Schnitzer	48	Vice Chairman—Financial, Professional & International Insurance and Field Management; Chief Legal Officer
Doreen Spadorcia	56	Vice Chairman—Claim Services, Personal Insurance, Operations and Systems, and Risk Control
Andy F. Bessette	60	Executive Vice President and Chief Administrative Officer
Kenneth F. Spence, III	58	Executive Vice President and General Counsel
Maria Olivo	49	Executive Vice President—Strategic Development and Corporate Treasurer
William E. Cunningham, Jr.	48	Executive Vice President—Business Insurance
John P. Clifford, Jr.	58	Executive Vice President—Human Resources

        Jay S. Fishman, 61, has been Chairman since September 2005 and Chief Executive Officer of the Company since joining SPC in October 2001. He held the additional title of President from October 2001 until June 2008 and Chairman of SPC from October 2001 until the Merger. Mr. Fishman held several key executive posts at Citigroup Inc. from 1998 to October 2001, including Chairman, Chief Executive Officer and President of the Travelers insurance businesses. Starting in 1989, Mr. Fishman worked as an executive for Primerica, which became part of Citigroup.

        Jay S. Benet, 61, has been Vice Chairman and Chief Financial Officer since August 2005, and before that, he was Executive Vice President and Chief Financial Officer of the Company since the Merger, and from February 2002 until the Merger, he held those same offices at TPC. From March 2001 until January 2002, Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup and Chief Financial Officer for Citigroup's Global Consumer Europe, Middle East and Africa unit between April 2000 and March 2001. Before that, Mr. Benet spent ten years in various executive positions with Travelers Life & Annuity, including Chief Financial Officer of Travelers Life & Annuity and Executive Vice President, Group Annuity from December 1998 to April 2000, and Senior Vice President Group Annuity from December 1996 to December 1998. Prior to joining Travelers Life & Annuity, Mr. Benet was a partner of Coopers & Lybrand (now PricewaterhouseCoopers).

        Brian W. MacLean, 60, has been Chief Operating Officer since May 2005 and President since June 2008. Prior to that, he had been Executive Vice President and Chief Operating Officer since May 2005. Prior to that, he had been Co-Chief Operating Officer of the Company since February 2005. Before that, he was Executive Vice President, Claim Services for the Company, and prior thereto, for TPC. Prior to that, Mr. MacLean served as President of Select Accounts for TIGHI from July 1999 to January 2002. He also served as Chief Financial Officer of Claim Services from March 1993 to June 1996. From June 1996 to July 1999, Mr. MacLean was Chief Financial Officer for Commercial Lines. He joined TIGHI in 1988.

        William H. Heyman, 65, has been Chief Investment Officer of the Company since the Merger and Vice Chairman since May 2005. Prior to May 2005, he was Executive Vice President and Chief Investment Officer of the Company since the Merger. Prior to the Merger, he held those same offices with SPC since he joined SPC in May 2002. Mr. Heyman held various executive positions with Citigroup from 1995 through 2002, including the position of chairman of Citigroup Investments from 2000 to 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.

        Alan D. Schnitzer, 48, has been Vice Chairman—Financial, Professional & International Insurance and Field Management; Chief Legal Officer since May 2012. Prior to that, he was Vice Chairman and Chief Legal Officer since joining the Company in April 2007 and Executive Vice President—Financial, Professional and International Insurance since May 2008. Prior to that time, he was a partner at the law firm of Simpson Thacher & Bartlett LLP, where he advised corporate clients on a variety of transactions and general corporate law matters. Mr. Schnitzer joined Simpson Thacher in 1991.

        Doreen Spadorcia, 56, has been Vice Chairman—Claim Services, Personal Insurance, Operations and Systems, and Risk Control since May 2012. Prior to that, she was Chief Executive Officer—Personal Insurance and Executive Vice President—Claim Services, from July 2009 to May 2012. From March 2005 to July 2009, she was Executive Vice President—Claim Services. Prior to that, she was President and Chief Executive Officer of Bond operations for the Company since the Merger and, before that, for TPC since June 2002. From 1994 to May 2002, she managed the TPC Bond claim operation and served as General Counsel of that business unit. She joined TIGHI in 1986 as a claim attorney.

        Andy F. Bessette, 60, has been Executive Vice President and Chief Administrative Officer of the Company since the Merger, and prior to that, he held the same offices with SPC since joining SPC in January 2002. Before that, he was Vice President of Corporate Real Estate and Services for TPC. From 1980 to December 2001, Mr. Bessette held a number of management positions at TIGHI.

        Kenneth F. Spence, III, 58, has been Executive Vice President and General Counsel of the Company since January 2005. From August 2004 to January 2005, he was Senior Vice President and General Counsel. Prior to that, Mr. Spence served in several leadership positions in the Company's Legal Services group, and from April 1998 until the Merger, in SPC's Legal Services Group. Mr. Spence joined SPC in April 1998, upon SPC's merger with USF&G Corporation, where he had served as legal counsel.

        Maria Olivo, 49, has been Executive Vice President—Strategic Development and Corporate Treasurer since July 2010. Prior to that, she was Executive Vice President—Treasurer since June 2009. Prior to that, she was Executive Vice President—Market Development since October 2007. Since joining the company in 2002, Ms. Olivo has held a number of executive positions, including leading Corporate Development, Investor Relations and Corporate Communications. Prior to joining Travelers in 2002, Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 to June 2002. Prior to that, she was a director in Salomon Smith Barney's Investment Bank.

        William E. Cunningham, Jr., 48, has been Executive Vice President—Business Insurance since March 2010. Prior to that, he served as Senior Vice President—Business Insurance where he was responsible for Commercial Accounts, Construction, Technology, Public Sector Services, Global Accounts, Excess Casualty and Oil & Gas since September 2007. In July 2006, he was named President and CEO of Commercial Accounts. He had been promoted to President of National Accounts in 2005 and President of Travelers Construction in April 2001. Prior to that, Mr. Cunningham served as Regional Vice President for the Northeast Region of National Accounts since July 1997, after serving as Managing Director of the Northeastern territory for National Accounts since 1996. He began his career with Travelers in 1987 as an account executive in the Commercial Accounts marketing department in Albany, New York.

        John P. Clifford, Jr., 58, has been Executive Vice President—Human Resources since May 2007, and before that he was Senior Vice President—Human Resources of the Company since the Merger, and from February 2002 until the Merger, he held that same office at SPC. From January 1994 through February 2002 he managed compensation and benefits for SPC and was named Vice President in 1999. He joined SPC in June 1984 as a compensation analyst, and from November 1984 to January 1994, he managed compensation for SPC.

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

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 28, 2014 are incorporated herein by reference: "Item 1—Election of Directors—Nominees for Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors Information."

Item 11.    EXECUTIVE COMPENSATION

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 28, 2014 are incorporated herein by reference: "Compensation Discussion and Analysis," "Compensation Committee Report," "Tabular Executive Compensation Disclosure" and "Non-Employee Director Compensation."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The "Share Ownership Information" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 28, 2014 is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2013 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan, as amended (the 2004 Incentive Plan), which replaced prior share-based incentive plans (legacy plans). In connection with the adoption of the 2004 Incentive Plan, legacy share-based compensation plans were terminated. Outstanding grants were not affected by the termination of these legacy plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	15,796,705	(2)	$56.68 per share	(3)	57,094,360	(4)

(1)
In addition to the 2004 Incentive Plan, also includes certain plans for employees in the United Kingdom and the Republic of Ireland and The Travelers Deferred Compensation Plan for Non-Employee Directors. Shares delivered under these plans are issued pursuant to the 2004 Incentive Plan.

(2)
Includes (a) 11,071,256 stock options, (b) 2,016,197 performance shares and dividend equivalents accrued thereon, (c) 2,404,891 restricted stock units, (d) 215,450 director deferred stock awards and dividend equivalents accrued thereon and (e) 88,911 common stock units credited to the deferred compensation accounts of certain non-employee directors in lieu of cash compensation, at the election of such directors.

(3)
The weighted average exercise price relates only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration and also does not include common stock units credited to the deferred compensation accounts of certain non-employee directors at fair market value in lieu of cash compensation at the election of such directors.

(4)
These shares are available for grant as of December 31, 2013 under the 2004 Incentive Plan pursuant to which the Compensation Committee of the board of directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company's common stock. The 2004 Incentive Plan had 35 million shares initially authorized for issuance. In addition to these 35 million shares, the following shares will become available for grant under the 2004 Incentive Plan, and, to the extent such shares became available as of December 31, 2013, they are included in the table as available for grant: (i) shares covered by outstanding awards under the 2004 Incentive Plan and legacy plans that are forfeited or otherwise terminated or settled in cash or other property rather than settled through the issuance of shares; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on equity awards generally; and (iii) shares purchased by the Company on the open market using cash from option exercises, as limited by the 2004 Incentive Plan.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The "Item 1—Election of Directors—Nominees for Election of Directors," "Director Independence and Independence Determinations," "Transactions with Related Persons and Certain Control Persons—Related Person Transaction Approval," "Employment Relationships" and "Third-Party Transactions" sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 28, 2014 are incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The "Item 2—Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 28, 2014 is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Documents filed as a part of the report:

  (1)
  Financial Statements. See Index to Consolidated Financial Statements on page 164 hereof.

  (2)
  Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 273 hereof.

  (3)
  Exhibits:

    See Exhibit Index on pages 283-287 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRAVELERS COMPANIES, INC. (Registrant)
Date: February 13, 2014	By	/s/ MATTHEW S. FURMAN Matthew S. Furman Senior Vice President (Authorized Signatory)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ JAY S. FISHMAN Jay S. Fishman	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 13, 2014
By	/s/ JAY S. BENET Jay S. Benet	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 13, 2014
By	/s/ DOUGLAS K. RUSSELL Douglas K. Russell	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 13, 2014
By	* Alan L. Beller	Director	February 13, 2014
By	* John H. Dasburg	Director	February 13, 2014
By	* Janet M. Dolan	Director	February 13, 2014
By	* Kenneth M. Duberstein	Director	February 13, 2014
By	* Patricia L. Higgins	Director	February 13, 2014
By	* Thomas R. Hodgson	Director	February 13, 2014

Date
By	* William J. Kane	Director	February 13, 2014
By	* Cleve L. Killingsworth, Jr.	Director	February 13, 2014
By	* Philip T. Ruegger III	Director	February 13, 2014
By	* Donald J. Shepard	Director	February 13, 2014
By	* Laurie J. Thomsen	Director	February 13, 2014
*By	/s/ MATTHEW S. FURMAN Matthew S. Furman, Attorney-in-fact		February 13, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        Under date of February 13, 2014, we reported on the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

        In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP KPMG LLP

New York, New York
February 13, 2014

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2013	2012	2011
Revenues
Net investment income	$7	$9	$8
Net realized investment gains (losses)(1)	2	—	(5)
Other revenues	—	(1)	—

Total revenues	9	8	3

Expenses
Interest	308	305	313
Other	13	4	27

Total expenses	321	309	340

Loss before income taxes and net income of subsidiaries	(312)	(301)	(337)
Income tax benefit	(170)	(119)	(199)

Loss before net income of subsidiaries	(142)	(182)	(138)
Net income of subsidiaries	3,815	2,655	1,564

Net income	$3,673	$2,473	$1,426

(1)
The parent company had no other-than-temporary impairment gains or losses recognized in net realized investment gains (losses) or in other comprehensive income during the years ended December 31, 2013, 2012 and 2011.

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

For the year ended December 31,	2013	2012	2011
Consolidated net income	$3,673	$2,473	$1,426

Other comprehensive income—parent company:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	19	10	(2)
Having credit losses recognized in the consolidated statement of income	—	—	—
Net changes in benefit plan assets and obligations	616	(58)	(303)

Other comprehensive income (loss) before income taxes and other comprehensive income (loss) of subsidiaries	635	(48)	(305)
Income tax expense (benefit)	222	(17)	(106)

Other comprehensive income (loss), net of taxes, before other comprehensive income (loss) of subsidiaries	413	(31)	(199)
Other comprehensive income (loss) of subsidiaries	(1,839)	262	949

Consolidated other comprehensive income (loss)	(1,426)	231	750

Consolidated comprehensive income	$2,247	$2,704	$2,176

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

At December 31,	2013	2012
Assets
Fixed maturities	$37	$38
Equity securities	130	106
Short-term securities	1,523	1,958
Investment in subsidiaries	28,616	28,562
Other assets	144	26

Total assets	$30,450	$30,690

Liabilities
Debt	$5,654	$5,159
Other liabilities	10	136

Total liabilities	5,664	5,295

Shareholders' equity
Common stock (1,750.0 shares authorized, 353.5 and 377.4 shares issued and outstanding)	21,500	21,161
Retained earnings	24,281	21,342
Accumulated other comprehensive income	810	2,236
Treasury stock, at cost (401.5 and 372.3 shares)	(21,805)	(19,344)

Total shareholders' equity	24,786	25,395

Total liabilities and shareholders' equity	$30,450	$30,690

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2013	2012	2011
Cash flows from operating activities
Net income	$3,673	$2,473	$1,426
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(3,815)	(2,655)	(1,564)
Dividends received from consolidated subsidiaries	2,423	1,920	2,300
Capital contributed to subsidiaries	(500)	—	(10)
Deferred federal income tax (benefit) expense	(59)	52	43
Change in income taxes payable	48	(1)	(162)
Other	238	(16)	28

Net cash provided by operating activities	2,008	1,773	2,061

Cash flows from investing activities
Net sales of short-term securities	435	381	1,276
Other investments, net	(3)	(8)	(41)

Net cash provided by investing activities	432	373	1,235

Cash flows from financing activities
Payment of debt	—	(258)	—
Issuance of debt	494	—	—
Dividends paid to shareholders	(729)	(694)	(665)
Issuance of common stock—employee share options	206	295	314
Treasury stock acquired—share repurchase authorization	(2,400)	(1,474)	(2,919)
Treasury stock acquired—net employee share-based compensation	(61)	(53)	(46)
Other	51	38	18

Net cash used in financing activities	(2,439)	(2,146)	(3,298)

Net increase (decrease) in cash	1	—	(2)
Cash at beginning of year	2	2	4

Cash at end of year	$3	$2	$2

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$210	$207	$97
Cash paid during the year for interest	$295	$302	$309

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

See the accompanying Report of Independent Registered Public Accounting Firm.

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

NOTES TO THE CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1.     GUARANTEES

        In the ordinary course of selling businesses to third parties, The Travelers Companies, Inc. (TRV) has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the businesses being sold, covenants and obligations of TRV and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities or adverse reserve development. Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before TRV is obligated to make payments. The maximum amount of TRV's contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $93 million at December 31, 2013, of which $9 million was recognized on the balance sheet at that date.

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

        TRV fully and unconditionally guarantees the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and Travelers Insurance Group Holdings Inc. (TIGHI). The guarantees pertain to the $200 million 7.75% notes due 2026 and the $500 million 6.375% notes due 2033.

SCHEDULE III

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Insurance Information
2011-2013
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income(1)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Written Premiums
2013
Business Insurance	$847	$38,777	$5,888	$12,084	$1,975	$7,576	$1,913	$2,052	$12,233
Financial, Professional & International Insurance	412	8,325	2,546	3,229	372	1,404	623	705	3,309
Personal Insurance	545	3,763	3,416	7,324	369	4,327	1,285	980	7,225

Total—Reportable Segments	1,804	50,865	11,850	22,637	2,716	13,307	3,821	3,737	22,767
Other	—	30	—	—	—	—	—	381	—

Consolidated	$1,804	$50,895	$11,850	$22,637	$2,716	$13,307	$3,821	$4,118	$22,767

2012
Business Insurance	$843	$39,598	$5,728	$11,691	$2,090	$7,857	$1,884	$2,020	$11,872
Financial, Professional & International Insurance	325	6,445	1,964	3,045	395	1,314	589	667	2,981
Personal Insurance	624	4,845	3,549	7,621	404	5,505	1,437	900	7,594

Total—Reportable Segments	1,792	50,888	11,241	22,357	2,889	14,676	3,910	3,587	22,447
Other	—	34	—	—	—	—	—	401	—

Consolidated	$1,792	$50,922	$11,241	$22,357	$2,889	$14,676	$3,910	$3,988	$22,447

2011
Business Insurance	$816	$40,129	$5,482	$11,327	$2,041	$8,447	$1,815	$1,944	$11,340
Financial, Professional & International Insurance	332	6,857	2,043	3,174	414	1,487	603	648	3,102
Personal Insurance	638	4,367	3,577	7,589	424	6,342	1,458	908	7,745

Total—Reportable Segments	1,786	51,353	11,102	22,090	2,879	16,276	3,876	3,500	22,187
Other	—	39	—	—	—	—	—	442	—

Consolidated	$1,786	$51,392	$11,102	$22,090	$2,879	$16,276	$3,876	$3,942	$22,187

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

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE V

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2013
Reinsurance recoverables	$258	$—	$2	$21	$239
Allowance for uncollectible:
Premiums receivable from underwriting activities	$76	$48	$—	$49	$75
Deductibles	$41	$1	$—	$3	$39
2012
Reinsurance recoverables	$345	$—	$—	$87	$258
Allowance for uncollectible:
Premiums receivable from underwriting activities	$83	$44	$—	$51	$76
Deductibles	$40	$4	$—	$3	$41
2011
Reinsurance recoverables	$363	$—	$—	$18	$345
Allowance for uncollectible:
Premiums receivable from underwriting activities	$116	$23	$—	$56	$83
Deductibles	$37	$6	$—	$3	$40

(1)
Amount in 2013 represents allowance for uncollectible reinsurance recoverables acquired November 1, 2013 as part of the Company's acquisition of Dominion.

(2)
Credited to the related asset account.

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE VI

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations(1)
2011-2013
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:
										Paid Claims and Claim Adjustment Expenses
			Discount From Reserves for Unpaid Claims(3)						Amortization of Deferred Acquisition Costs
Affiliation with Registrant(2)	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves		Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Net Written Premiums
2013	$1,804	$50,865	$1,090	$11,850	$22,637	$2,716	$14,060	$(944)	$3,821	$13,962	$22,767
2012	$1,792	$50,888	$1,088	$11,241	$22,357	$2,889	$15,559	$(1,074)	$3,910	$14,833	$22,447
2011	$1,786	$51,353	$1,194	$11,102	$22,090	$2,879	$16,937	$(842)	$3,876	$15,404	$22,187

(1)
Excludes accident and health insurance business.

(2)
Consolidated property-casualty insurance operations.

(3)
For a discussion of types of reserves discounted and discount rates used, see "Item 1—Business—Claims and Claim Adjustment Expense Reserves—Discounting."

See the accompanying Report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the "Company"), as amended and restated May 23, 2013, were filed as Exhibit 3.1 to the Company's current report on Form 8-K filed on May 24, 2013, and are incorporated herein by reference.

3.2		Amended and Restated Bylaws of the Company, effective as of February 18, 2009, were filed as Exhibit 3.2 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and are incorporated herein by reference.

10.1		Revolving Credit Agreement, dated June 7, 2013, between the Company and a syndicate of financial institutions, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2013, and is incorporated herein by reference.

10.2	*	The Travelers Companies, Inc. Policy Regarding Executive Incentive Recoupment was filed as Exhibit 10.42 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.3	*	Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated as of December 19, 2008, was filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.4	*	Amended and Restated Time Sharing Agreement, effective August 3, 2010, by and between the Company and Jay S. Fishman, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2010, and is incorporated herein by reference.

10.5	*	Letter Agreement between Alan D. Schnitzer and the Company, dated April 15, 2007, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.

10.6	*	The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.7	*	Amendment to The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.8	*	TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.9	*	Amendment to the TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.10	*	The St. Paul Companies, Inc. ("SPC") Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.11	*	Amendment to The St. Paul Companies, Inc. Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10.11 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.12	*	Current Director Compensation Program, effective as of May 23, 2012, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2012, and is incorporated herein by reference.

10.13	*	The Company's Amended and Restated Deferred Compensation Plan for Non-Employee Directors was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.14	*	TPC Compensation Plan for Non-Employee Directors, as amended on January 22, 2004, was filed as Exhibit 10.16 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

10.15	*	The SPC Directors' Deferred Compensation Plan was filed as Exhibit 10(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.

10.16	*	The SPC Deferred Stock Plan for Non-Employee Directors was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.17	*	The SPC Directors' Charitable Award Program, as amended, was filed as Exhibit 10(d) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.18	*	The Travelers Severance Plan (as amended through May 10, 2007) was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.

10.19	*	Fifth Amendment to the Travelers Severance Plan was filed as Exhibit 10.35 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.20	*	Sixth Amendment to The Travelers Severance Plan was filed as Exhibit 10.39 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.21	*	Seventh Amendment to The Travelers Severance Plan was filed as Exhibit 10.41 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.22	*	Eighth Amendment to The Travelers Severance Plan was filed as Exhibit 10.43 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.

10.23	*	The Company's Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.24	*	First Amendment to the Company's Senior Executive Performance Plan was filed as Exhibit 10.40 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.25	*	The Travelers Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009, was filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-157091) dated February 4, 2009, and is incorporated herein by reference.

10.26	*	First Amendment to The Travelers Deferred Compensation Plan was filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.27	*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.28	*	The Travelers Benefit Equalization Plan, as Amended and Restated effective as of January 1, 2009, was filed as Exhibit 10.36 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.29	*	First Amendment to The Travelers Benefit Equalization Plan was filed as Exhibit 10.38 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.30	*	Second Amendment to The Travelers Benefit Equalization Plan was filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by reference.

10.31	†*	Third Amendment to The Travelers Benefit Equalization Plan is filed herewith.

10.32	*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.33	*	The SPC Benefit Equalization Plan—2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.

10.34	*	The SPC Annual Incentive Plan was filed as an exhibit to the SPC Proxy Statement relating to the SPC 1999 Annual Meeting of Shareholders that was held on May 4, 1999 and is incorporated herein by reference.

10.35	*	The SPC Deferred Management Incentive Awards Plan was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.

10.36	*	Form of Non-Competition Agreement was filed as Exhibit 10.43 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.37	*	Form of Non-Solicitation and Non-Disclosure Agreement for Executive Officers, amending The St. Paul Travelers Companies, Inc. Severance Plan, was filed as Exhibit 99 to the Company's Form 8-K filed on February 16, 2006, and is incorporated herein by reference.

10.38	*	Form of Restricted Stock Unit Award Notification and Agreement (For Management Committee Member Executing Non-Compete) was filed as Exhibit 10.44 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.39	†*	Form of Stock Option Grant Notification and Agreement is filed herewith.

10.40	†*	Form of Restricted Stock Unit Award Notification and Agreement is filed herewith.

10.41	*	Form of Performance Share Award Notification and Agreement (2011) was filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010, and is incorporated herein by reference.

10.42	*	Form of Performance Share Award Notification and Agreement for Jay S. Fishman (2011) was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2010, and is incorporated herein by reference.

10.43	*	Form of Performance Shares Award Notification and Agreement (2012) was filed as Exhibit 10.45 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by reference.

10.44	*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2012) was filed as Exhibit 10.46 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by reference.

10.45	*	Form of Performance Shares Award Notification and Agreement (2013) was filed as Exhibit 10.46 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.46	*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2013) was filed as Exhibit 10.47 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.47	†*	Form of Performance Shares Award Notification and Agreement (2014) is filed herewith.

10.48	†*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2014) is filed herewith.

10.49	†*	Form of Non-Employee Director Notification and Agreement of Annual Deferred Stock Award is filed herewith.

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.

21.1	†	A list of the subsidiaries of the Company is filed herewith.

23.1	†	Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP's audit report into Registration Statements on Forms S-8 of the Company (SEC File No. 33-56987, No. 333-50943, No. 333-63114, No. 333-63118, No. 333-65726, No. 333-107698, No. 333-107699, No. 333-114135, No. 333-117726, No. 333-120998, No. 333-128026, No. 333-157091, No. 333-157092, No. 333-164972 and No. 333-176002) and Form S-3 (SEC File No. 333-189434) is filed herewith.

24.1	†	Power of Attorney is filed herewith.

31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

Exhibit Number		Description of Exhibit
32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

101.1	†	The following financial information from The Travelers Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iii) Consolidated Balance Sheet at December 31, 2013 and 2012; (iv) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

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