Form 10-Q
period 2014-03-31
TRAVELERS COMPANIES, INC.
filed 2014-04-22
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 18, 2014 was  347,471,625.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2014

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

For the three months ended March 31,	2014	2013
Revenues
Premiums	$5,823	$5,517
Net investment income	736	670
Fee income	107	97
Net realized investment gains (1)	1	10
Other revenues	41	34

Total revenues	6,708	6,328

Claims and expenses
Claims and claim adjustment expenses	3,315	3,153
Amortization of deferred acquisition costs	950	948
General and administrative expenses	881	915
Interest expense	92	92

Total claims and expenses	5,238	5,108

Income before income taxes	1,470	1,220
Income tax expense	418	324

Net income	$1,052	$896

Net income per share
Basic	$2.98	$2.36
Diluted	$2.95	$2.33

Weighted average number of common shares outstanding
Basic	350.9	377.7
Diluted	354.6	381.9

(1)  Total other-than-temporary impairment (OTTI) gains (losses) were $(7) million for the three months ended March 31, 2014 and $0 million for the three months ended March 31, 2013.  Of total OTTI, credit losses of $(9) million and $(5) million for the three months ended March 31, 2014 and 2013, respectively, were recognized in net realized investment gains.  In addition, unrealized gains from other changes in total OTTI of $2 million and $5 million for the three months ended March 31, 2014 and 2013, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

For the three months ended March 31,	2014	2013

Net income	$1,052	$896

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	537	(376)
Having credit losses recognized in the consolidated statement of income	2	9
Net changes in benefit plan assets and obligations	15	28
Net changes in unrealized foreign currency translation	(43)	(96)

Other comprehensive income (loss) before income taxes	511	(435)
Income tax expense (benefit)	194	(125)

Other comprehensive income (loss), net of taxes	317	(310)
Comprehensive income	$1,369	$586

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $61,995 and $62,196)	$64,271	$63,956
Equity securities, available for sale, at fair value (cost $660 and $686)	938	943
Real estate investments	936	938
Short-term securities	4,034	3,882
Other investments	3,539	3,441

Total investments	73,718	73,160

Cash	260	294
Investment income accrued	686	734
Premiums receivable	6,302	6,125
Reinsurance recoverables	9,590	9,713
Ceded unearned premiums	851	801
Deferred acquisition costs	1,836	1,804
Deferred taxes	—	303
Contractholder receivables	4,361	4,328
Goodwill	3,624	3,634
Other intangible assets	339	351
Other assets	2,567	2,565

Total assets	$104,134	$103,812

Liabilities
Claims and claim adjustment expense reserves	$50,588	$50,895
Unearned premium reserves	11,917	11,850
Contractholder payables	4,361	4,328
Payables for reinsurance premiums	370	298
Deferred taxes	54	—
Debt	6,347	6,346
Other liabilities	5,110	5,299

Total liabilities	78,747	79,016

Shareholders’ equity
Common stock (1,750.0 shares authorized; 347.5 and 353.5 shares issued and outstanding)	21,603	21,500
Retained earnings	25,167	24,291
Accumulated other comprehensive income	1,127	810
Treasury stock, at cost (410.0 and 401.5 shares)	(22,510)	(21,805)

Total shareholders’ equity	25,387	24,796

Total liabilities and shareholders’ equity	$104,134	$103,812

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the three months ended March 31,	2014	2013
Common stock
Balance, beginning of year	$21,500	$21,161
Employee share-based compensation	45	76
Compensation amortization under share-based plans and other changes	58	63
Balance, end of period	21,603	21,300

Retained earnings
Balance, beginning of year	24,291	21,352
Net income	1,052	896
Dividends	(177)	(176)
Other	1	—
Balance, end of period	25,167	22,072

Accumulated other comprehensive income, net of tax
Balance, beginning of year	810	2,236
Other comprehensive income (loss)	317	(310)
Balance, end of period	1,127	1,926

Treasury stock (at cost)
Balance, beginning of year	(21,805)	(19,344)
Treasury stock acquired — share repurchase authorization	(650)	(300)
Net shares acquired related to employee share-based compensation plans	(55)	(58)
Balance, end of period	(22,510)	(19,702)

Total shareholders’ equity	$25,387	$25,596

Common shares outstanding
Balance, beginning of year	353.5	377.4
Treasury stock acquired — share repurchase authorization	(7.8)	(3.7)
Net shares issued under employee share-based compensation plans	1.8	2.7
Balance, end of period	347.5	376.4

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the three months ended March 31,	2014	2013
Cash flows from operating activities
Net income	$1,052	$896
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(1)	(10)
Depreciation and amortization	227	219
Deferred federal income tax expense	153	131
Amortization of deferred acquisition costs	950	948
Equity in income from other investments	(139)	(74)
Premiums receivable	(189)	(155)
Reinsurance recoverables	106	390
Deferred acquisition costs	(986)	(954)
Claims and claim adjustment expense reserves	(209)	(751)
Unearned premium reserves	94	187
Other	(355)	(297)

Net cash provided by operating activities	703	530

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,312	2,123
Proceeds from sales of investments:
Fixed maturities	406	234
Equity securities	36	36
Real estate investments	1	—
Other investments	167	174
Purchases of investments:
Fixed maturities	(2,715)	(2,339)
Equity securities	(18)	(13)
Real estate investments	(9)	(6)
Other investments	(113)	(95)
Net (purchases) sales of short-term securities	(160)	109
Securities transactions in course of settlement	240	180
Acquisition, net of cash acquired	(12)	—
Other	(60)	(100)

Net cash provided by investing activities	75	303

Cash flows from financing activities
Payment of debt	—	(500)
Dividends paid to shareholders	(176)	(175)
Issuance of common stock — employee share options	57	98
Treasury stock acquired — share repurchase authorization	(650)	(300)
Treasury stock acquired — net employee share-based compensation	(54)	(58)
Excess tax benefits from share-based payment arrangements	13	21

Net cash used in financing activities	(810)	(914)

Effect of exchange rate changes on cash	(2)	(6)
Net decrease in cash	(34)	(87)
Cash at beginning of year	294	330

Cash at end of period	$260	$243

Supplemental disclosure of cash flow information
Income taxes paid	$93	$27
Interest paid	$34	$35

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2013 Annual Report on Form 10-K.

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

On November 1, 2013, the Company acquired all of the issued and outstanding shares of The Dominion of Canada General Insurance Company (Dominion) for an aggregate purchase price of approximately $1.034 billion. Dominion primarily markets personal lines and small commercial insurance business in Canada. At the acquisition date, the Company recorded at fair value $3.91 billion of assets acquired and $2.88 billion of liabilities assumed as part of purchase accounting, including $16 million of identifiable intangible assets and $273 million of goodwill. The operating income and the amount of assets acquired from Dominion were included in the Company’s Financial, Professional & International Insurance segment effective at the acquisition date.

Adoption of Accounting Standards Updates

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date

In February 2013, the FASB issued updated guidance to resolve diversity in practice concerning the recognition, measurement, and disclosure of obligations resulting from certain joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date.  The guidance requires that the reporting entity measure joint and several liability arrangements as the amount the reporting entity agreed to pay on the basis of its arrangement among the co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  The updated guidance was effective for the quarter ending March 31, 2014. The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, the FASB issued updated guidance to resolve diversity in practice concerning the release of the cumulative foreign currency translation adjustment into net income when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity.  When a company ceases to have a controlling financial interest in a subsidiary within a foreign entity, the company should recognize any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary had resided. Upon the partial sale of an equity method investment that is a foreign entity, the company should release into earnings a pro rata portion of the cumulative translation adjustment. Upon the partial sale of an equity method investment that is not a foreign entity, the company should release into earnings the cumulative translation adjustment if the partial sale represents a complete or substantially complete liquidation of the foreign entity that holds the equity method investment.  The updated guidance was effective for the quarter ending March 31, 2014.  The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Accounting Standard Not Yet Adopted

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for the quarter ending March 31, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

Financial, Professional & International Insurance

The Financial, Professional & International Insurance segment includes surety and financial liability coverages, which primarily use credit-based underwriting processes, as well as property and casualty products that are primarily marketed on a domestic basis in Canada, the United Kingdom and the Republic of Ireland, and on an international basis through Lloyd’s.  The segment includes the Bond & Financial Products group as well as the International group.  The International group includes Dominion, which the Company acquired in November 2013 and which writes personal lines and small commercial insurance business in Canada.

In addition, the Company owns 49.5% of the common stock of J. Malucelli Participações em Seguros e Resseguros S.A. (JMalucelli), its joint venture in Brazil.  JMalucelli primarily writes surety business in Brazil, as well as other property and casualty insurance business in Brazil.  The Company’s investment in JMalucelli is accounted for using the equity method and is included in “other investments” on the consolidated balance sheet.

Personal Insurance

The Personal Insurance segment writes a broad range of property and casualty insurance covering individuals’ personal risks. The primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended March 31, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2014
Premiums	$3,016	$1,045	$1,762	$5,823
Net investment income	530	106	100	736
Fee income	107	—	—	107
Other revenues	8	8	26	42
Total operating revenues (1)	$3,661	$1,159	$1,888	$6,708
Operating income (1)	$653	$195	$268	$1,116

2013
Premiums	$2,942	$735	$1,840	$5,517
Net investment income	487	92	91	670
Fee income	97	—	—	97
Other revenues	13	5	18	36
Total operating revenues (1)	$3,539	$832	$1,949	$6,320
Operating income (1)	$590	$163	$197	$950

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2014	2013
Revenue reconciliation
Earned premiums
Business Insurance:
Workers’ compensation	$908	$847
Commercial automobile	468	475
Commercial property	428	409
General liability	447	437
Commercial multi-peril	755	765
Other	10	9
Total Business Insurance	3,016	2,942

Financial, Professional & International Insurance:
Fidelity and surety	222	220
General liability	237	213
International	542	258
Other	44	44
Total Financial, Professional & International Insurance	1,045	735

Personal Insurance:
Automobile	815	872
Homeowners and other	947	968
Total Personal Insurance	1,762	1,840
Total earned premiums	5,823	5,517
Net investment income	736	670
Fee income	107	97
Other revenues	42	36
Total operating revenues for reportable segments	6,708	6,320
Other revenues	(1)	(2)
Net realized investment gains	1	10
Total consolidated revenues	$6,708	$6,328

Income reconciliation, net of tax
Total operating income for reportable segments	$1,116	$950
Interest Expense and Other (1)	(64)	(63)
Total operating income	1,052	887
Net realized investment gains	—	9
Total consolidated net income	$1,052	$896

(1)  The primary component of Interest Expense and Other was after-tax interest expense of $60 million in each of the three months ended March 31, 2014 and 2013.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	March 31, 2014	December 31, 2013
Asset reconciliation:
Business Insurance	$74,225	$73,746
Financial, Professional & International Insurance	16,585	16,691
Personal Insurance	12,841	12,870
Total assets for reportable segments	103,651	103,307
Other assets (1)	483	505
Total consolidated assets	$104,134	$103,812

(1)                  The primary components of other assets at both dates were other intangible assets and accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2014, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,192	$40	$9	$2,223
Obligations of states, municipalities and political subdivisions:
Pre-refunded	8,320	380	1	8,699
All other	25,699	1,168	174	26,693

Total obligations of states, municipalities and political subdivisions	34,019	1,548	175	35,392
Debt securities issued by foreign governments	2,539	35	3	2,571
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,202	174	15	2,361
All other corporate bonds	20,914	846	173	21,587
Redeemable preferred stock	129	8	—	137
Total	$61,995	$2,651	$375	$64,271

	Amortized	Gross Unrealized		Fair
(at December 31, 2013, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,288	$39	$12	$2,315
Obligations of states, municipalities and political subdivisions:
Pre-refunded	9,074	445	1	9,518
All other	25,414	991	361	26,044
Total obligations of states, municipalities and political subdivisions	34,488	1,436	362	35,562
Debt securities issued by foreign governments	2,552	33	8	2,577
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,263	179	18	2,424
All other corporate bonds	20,472	767	299	20,940
Redeemable preferred stock	133	6	1	138
Total	$62,196	$2,460	$700	$63,956

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Pre-refunded bonds of $8.70 billion and $9.52 billion at March 31, 2014 and December 31, 2013, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at March 31, 2014, in millions)	Cost	Gains	Losses	Value
Common stock	$385	$248	$2	$631
Non-redeemable preferred stock	275	34	2	307
Total	$660	$282	$4	$938

		Gross Unrealized		Fair
(at December 31, 2013, in millions)	Cost	Gains	Losses	Value
Common stock	$385	$226	$1	$610
Non-redeemable preferred stock	301	34	2	333
Total	$686	$260	$3	$943

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at March 31, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4.

	Less than 12 months		12 months or longer		Total
(at March 31, 2014, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$158	$9	$—	$—	$158	$9
Obligations of states, municipalities and political subdivisions	3,143	105	890	70	4,033	175
Debt securities issued by foreign governments	520	3	4	—	524	3
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	508	14	20	1	528	15
All other corporate bonds	4,875	132	504	41	5,379	173
Total fixed maturities	9,204	263	1,418	112	10,622	375
Equity securities
Common stock	53	2	—	—	53	2
Non-redeemable preferred stock	176	2	—	—	176	2
Total equity securities	229	4	—	—	229	4
Total	$9,433	$267	$1,418	$112	$10,851	$379

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2013, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$433	$12	$—	$—	$433	$12
Obligations of states, municipalities and political subdivisions	4,785	298	432	64	5,217	362
Debt securities issued by foreign governments	907	8	1	—	908	8
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	542	17	21	1	563	18
All other corporate bonds	6,887	253	421	46	7,308	299
Redeemable preferred stock	82	1	—	—	82	1
Total fixed maturities	13,636	589	875	111	14,511	700
Equity securities
Common stock	53	1	—	—	53	1
Non-redeemable preferred stock	147	2	—	—	147	2
Total equity securities	200	3	—	—	200	3
Total	$13,836	$592	$875	$111	$14,711	$703

The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at March 31, 2014, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(at March 31, 2014, in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	6	—	—	3	9
Total fixed maturities	6	—	—	3	9
Equity securities	—	—	—	—	—
Total	$6	$—	$—	$3	$9

These unrealized losses at March 31, 2014 represented less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders’ equity on an after-tax basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the three months ended March 31, in millions)	2014	2013
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—
Obligations of states, municipalities and political subdivisions	—	—
Debt securities issued by foreign governments	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	1
All other corporate bonds	3	—
Redeemable preferred stock	—	—
Total fixed maturities	3	1

Equity securities
Common stock	5	—
Non-redeemable preferred stock	—	—
Total equity securities	5	—

Other investments	1	4
Total	$9	$5

The following tables present the changes during the reporting period in the credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in other comprehensive income:

(for the three months ended March 31, 2014, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Year	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$69	$—	$—	$(3)	$8	$74
All other corporate bonds	101	—	3	—	(1)	103
Total fixed maturities	$170	$—	$3	$(3)	$7	$177

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

(for the three months ended March 31, 2013, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Year	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$63	$—	$1	$—	$1	$65
All other corporate bonds	102	—	—	—	1	103
Total fixed maturities	$165	$—	$1	$—	$2	$168

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At March 31, 2014 and December 31, 2013, the Company had no open U.S. Treasury futures contracts.  Net realized investment gains in the three months ended March 31, 2014 and 2013 included net gains of $1 million and net losses of $19 million, respectively, related to U.S. Treasury futures contracts.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated, willing parties; i.e., not in a forced transaction.  The estimated fair value of a financial instrument may differ from the amount that could be realized if the security was sold in an immediate sale, e.g.; a forced transaction.  Additionally, the valuation of investments is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur.

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

Fixed Maturities

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both March 31, 2014 and December 31, 2013.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

While the vast majority of the Company’s municipal bonds and corporate bonds are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $141 million and $94 million at March 31, 2014 and December 31, 2013, respectively. Additionally, the Company holds a small amount of

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                 FAIR VALUE MEASUREMENTS, Continued

other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $126 million and $161 million at March 31, 2014 and December 31, 2013, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

Equities — Public Common and Preferred

For public common and preferred stocks, the Company receives prices from a nationally recognized pricing service that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1.  When current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company, the Company receives an estimate of fair value from the pricing service that provides fair value estimates for the Company’s fixed maturities. The service utilizes similar methodologies to price the non-redeemable preferred stocks as it does for the fixed maturities. The Company includes the fair value estimate for these non-redeemable preferred stocks in the amount disclosed in Level 2.

Other Investments

The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include mutual funds and other small holdings.  The $17 million and $19 million fair value of these investments at March 31, 2014 and December 31, 2013, respectively, was disclosed in Level 1.  At March 31, 2014 and December 31, 2013, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $37 million and $34 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at March 31, 2014 and December 31, 2013 in the amount disclosed in Level 3.

Derivatives

At both March 31, 2014 and December 31, 2013, the Company held $8 million of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2 — fixed maturities.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at March 31, 2014 and December 31, 2013.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                      FAIR VALUE MEASUREMENTS, Continued

(at March 31, 2014, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,223	$2,207	$16	$—
Obligations of states, municipalities and political subdivisions	35,392	—	35,379	13
Debt securities issued by foreign governments	2,571	—	2,571	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,361	—	2,329	32
All other corporate bonds	21,587	8	21,366	213
Redeemable preferred stock	137	4	124	9

Total fixed maturities	64,271	2,219	61,785	267

Equity securities
Common stock	631	631	—	—
Non-redeemable preferred stock	307	147	160	—

Total equity securities	938	778	160	—

Other investments	54	17	—	37

Total	$65,263	$3,014	$61,945	$304

During the quarter ended March 31, 2014, the Company had transfers of $1 million of obligations of states, municipalities and political subdivisions and $5 million of non-redeemable preferred stock from Level 1 to Level 2.  In addition, the Company had transfers of $3 million of redeemable preferred stock and $25 million of non-redeemable preferred stock from Level 2 to Level 1.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                 FAIR VALUE MEASUREMENTS, Continued

The following tables present the changes in the Level 3 fair value category during the three months ended March 31, 2014 and the twelve months ended December 31, 2013.

(in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2013	$255	$34	$289
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	1	1	2
Reported in increases (decreases) in other comprehensive income	(2)	1	(1)
Purchases, sales and settlements/maturities:
Purchases	84	1	85
Sales	—	—	—
Settlements/maturities	(29)	—	(29)
Gross transfers into Level 3	—	—	—
Gross transfers out of Level 3	(42)	—	(42)
Balance at March 31, 2014	$267	$37	$304

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                 Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2012	$230	$54	$284
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	4	12	16
Reported in increases (decreases) in other comprehensive income	(2)	1	(1)
Purchases, sales and settlements/maturities:
Purchases	180	—	180
Sales	(25)	(33)	(58)
Settlements/maturities	(83)	—	(83)
Gross transfers into Level 3	15	—	15
Gross transfers out of Level 3	(64)	—	(64)
Balance at December 31, 2013	$255	$34	$289

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                                 Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below.  The following tables present the carrying value and fair value of the Company’s financial assets and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                                 FAIR VALUE MEASUREMENTS, Continued

financial liabilities disclosed, but not carried, at fair value at March 31, 2014 and December 31, 2013, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.

(at March 31, 2014, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,034	$4,034	$1,507	$2,470	$57

Financial liabilities:
Debt	$6,247	$7,298	$—	$7,298	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2013, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,882	$3,882	$1,608	$2,215	$59

Financial liabilities:
Debt	$6,246	$7,123	$—	$7,123	$—
Commercial paper	$100	$100	$—	$100	$—

The Company utilized a pricing service to estimate fair value for approximately 97% of short-term securities at both March 31, 2014 and December 31, 2013.  A description of the process and inputs used by the pricing service to estimate fair value is discussed in the “Fixed Maturities” section above.  Estimates of fair value for U.S. Treasury securities and money market funds are based on market quotations received from the pricing service and are disclosed in Level 1 of the hierarchy.  The fair value of other short-term fixed maturity securities is estimated by the pricing service using observable market inputs and is disclosed in Level 2 of the hierarchy.  For short-term securities where an estimate is not obtained from the pricing service, the carrying value approximates fair value and is included in Level 3 of the hierarchy.

The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at both March 31, 2014 and December 31, 2013.  The pricing service utilizes market quotations for debt that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the fair value estimates are based on market observable inputs and disclosed in Level 2 of the hierarchy.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2014 or twelve months ended December 31, 2013.

5.                      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at March 31, 2014 and December 31, 2013:

(in millions)	March 31, 2014	December 31, 2013
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance (1)	816	826
Personal Insurance	613	613
Other	27	27

Total	$3,624	$3,634

(1)    Includes goodwill associated with the Company’s acquisition of Dominion in 2013, which is subject to the impact of changes in foreign currency exchange rates.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at March 31, 2014 and December 31, 2013:

(at March 31, 2014, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$460	$422	$38
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles (1)	201	117	84

Total intangible assets subject to amortization	661	539	122
Intangible assets not subject to amortization	217	—	217

Total other intangible assets	$878	$539	$339

(at December 31, 2013, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$460	$414	$46
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles (1)	201	113	88

Total intangible assets subject to amortization	661	527	134
Intangible assets not subject to amortization	217	—	217

Total other intangible assets	$878	$527	$351

(1)    The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

(for the three months ended March 31, in millions)	2014	2013
Customer-related	$8	$7
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles	4	4

Total amortization expense	$12	$11

Intangible asset amortization expense is estimated to be $35 million for the remainder of 2014, $27 million in 2015, $10 million in 2016, $9 million in 2017 and $8 million in 2018.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the three months ended March 31, 2014.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, December 31, 2013	$1,125	$197	$(431)	$(81)	$810

Other comprehensive income (loss) (OCI) before reclassifications	354	(1)	—	(43)	310
Amounts reclassified from AOCI	(3)	2	8	—	7

Net OCI, current period	351	1	8	(43)	317

Balance, March 31, 2014	$1,476	$198	$(423)	$(124)	$1,127

The following table presents the pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for the three months ended March 31, 2014 and 2013.

(for the three months ended March 31, in millions)	2014	2013

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$537	$(376)
Income tax expense (benefit)	186	(131)

Net of taxes	351	(245)

Having credit losses recognized in the consolidated statement of income	2	9
Income tax expense	1	3

Net of taxes	1	6

Net changes in benefit plan assets and obligations	15	28
Income tax expense	7	10

Net of taxes	8	18

Net changes in unrealized foreign currency translation	(43)	(96)
Income tax benefit	—	(7)

Net of taxes	(43)	(89)

Total other comprehensive income (loss)	511	(435)
Total income tax expense (benefit)	194	(125)

Total other comprehensive income (loss), net of taxes	$317	$(310)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pretax and related income tax expense (benefit) components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income for the three months ended March 31, 2014 and 2013.

(for the three months ended March 31, in millions)	2014	2013

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(5)	$(17)
Income tax expense (2)	(2)	(6)

Net of taxes	(3)	(11)

Having credit losses recognized in the consolidated statement of income (1)	3	1
Income tax benefit (2)	1	—

Net of taxes	2	1

Reclassification adjustment related to benefit plan assets and obligations (3)	15	27
Income tax benefit (2)	7	10

Net of taxes	8	17

Reclassification adjustment related to foreign currency translation (1)	—	(3)
Income tax benefit (2)	—	—

Net of taxes	—	(3)

Total reclassifications	13	8
Total income tax benefit	6	4

Total reclassifications, net of taxes	$7	$4

(1)         (Increases) decreases net realized investment gains (losses) on the consolidated statement of income.

(2)         (Increases) decreases income tax expense on the consolidated statement of income.

(3)         Increases (decreases) general and administrative expenses on the consolidated statement of income.

7.                                      COMMON SHARE REPURCHASES

During the three months ended March 31, 2014, the Company repurchased 7.8 million shares under its share repurchase authorization for a total cost of $650 million.  The average cost per share repurchased was $82.97.  At March 31, 2014, the Company had $4.11 billion of capacity remaining under the share repurchase authorization.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                       EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
(in millions, except per share amounts)	2014	2013

Basic and Diluted
Net income, as reported	$1,052	$896
Participating share-based awards — allocated income	(7)	(6)

Net income available to common shareholders — basic and diluted	$1,045	$890

Common Shares
Basic
Weighted average shares outstanding	350.9	377.7

Diluted
Weighted average shares outstanding	350.9	377.7
Weighted average effects of dilutive securities — stock options and performance shares	3.7	4.2

Total	354.6	381.9

Net Income per Common Share
Basic	$2.98	$2.36
Diluted	$2.95	$2.33

9.                                      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at March 31, 2014:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	8,892,757	$57.11	6.1 years	$249

Exercisable at end of period	6,071,383	$50.13	4.9 years	$212

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $44 million and $41 million for the three months ended March 31, 2014 and 2013, respectively.  The related tax benefits recognized in earnings were $15 million and $14 million for the three months ended March 31, 2014 and 2013, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                                      SHARE-BASED INCENTIVE COMPENSATION, Continued

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2014 was $209 million, which is expected to be recognized over a weighted-average period of 2.2 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2013 was $120 million, which was expected to be recognized over a weighted-average period of 1.7 years.

10.               PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2014	2013	2014	2013

Net Periodic Benefit Cost:
Service cost	$27	$29	$—	$—
Interest cost on benefit obligation	38	33	2	2
Expected return on plan assets	(54)	(52)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	—
Net actuarial loss	16	27	—	—

Net periodic benefit cost	$27	$37	$1	$2

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

Other Proceedings Not Arising Under Insurance Contracts or Reinsurance Agreements

The Company is involved in other lawsuits, including lawsuits alleging extra-contractual damages relating to insurance contracts or reinsurance agreements, that do not arise under insurance contracts or reinsurance agreements.  Based upon currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits would be material to the Company’s results of operations or would have a material adverse effect on the Company’s financial position or liquidity.

Gain Contingency

On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re (American Re), and three other reinsurers.  By order dated October 22, 2010, the trial court corrected certain clerical errors and made certain clarifications to the August 17, 2010 order.  On October 25, 2010, judgment was entered against American Re and the other three insurers, awarding USF&G $420 million, comprising $251 million ceded under the terms of the disputed reinsurance contract plus interest of 9% amounting to $169 million as of that date.  The judgment, including the award of interest, was appealed by the reinsurers to the New York Supreme Court, Appellate Division, First Department.  On January 24, 2012, the Appellate Division affirmed the judgment.  On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of Appeals, and on March 12, 2012, the Appellate Division granted the reinsurers’ motion.  On February 7, 2013, the Court of Appeals issued an opinion that largely affirmed the summary judgment in USF&G’s favor, while modifying in part the summary judgment with respect to two discrete issues and remanding the case to the trial court for determination of those issues.  The Company believes it has a meritorious position on each of these issues and intends to pursue its claim vigorously.  On May 2, 2013, the Court of Appeals denied a motion by reinsurers to reconsider the February 7, 2013 opinion.  In November 2013, the Company entered into a settlement agreement with one of the reinsurers.  At March 31, 2014, the claim totaled $471 million, comprising the $238 million of reinsurance recoverable plus interest amounting to $233 million as of that date.  Interest will continue to accrue at 9% until the claim is paid. The $238 million of reinsurance recoverable owed to USF&G under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company’s consolidated balance sheet.  The interest that would be owed as part of any judgment ultimately entered in favor of USF&G is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.53 billion and $1.52 billion at March 31, 2014 and December 31, 2013, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Guarantees

In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the businesses being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development and imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law.  Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $466 million at March 31, 2014, of which $9 million was recognized on the balance sheet at that date.

The Company also has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various other indemnifications.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.  The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $153 million at March 31, 2014, approximately $75 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at March 31, 2014, all of which is indemnified by a third party.

12.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, which totaled $700 million at March 31, 2014.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$3,944	$1,879	$—	$—	$5,823
Net investment income	500	235	1	—	736
Fee income	107	—	—	—	107
Net realized investment gains (losses) (1)	1	(2)	2	—	1
Other revenues	33	8	—	—	41
Total revenues	4,585	2,120	3	—	6,708
Claims and expenses
Claims and claim adjustment expenses	2,221	1,094	—	—	3,315
Amortization of deferred acquisition costs	635	315	—	—	950
General and administrative expenses	613	265	3	—	881
Interest expense	12	—	80	—	92
Total claims and expenses	3,481	1,674	83	—	5,238
Income (loss) before income taxes	1,104	446	(80)	—	1,470
Income tax expense (benefit)	321	125	(28)	—	418
Net income of subsidiaries	—	—	1,104	(1,104)	—
Net income	$783	$321	$1,052	$(1,104)	$1,052

(1) Total other-than-temporary impairment (OTTI) for the three months ended March 31, 2014, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI losses	$(2)	$(5)	$—	$—	$(7)
OTTI losses recognized in net realized investment gains (losses)	$(4)	$(5)	$—	$—	$(9)
OTTI gains recognized in OCI	$2	$—	$—	$—	$2

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

(2) The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended March 31, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$783	$321	$1,052	$(1,104)	$1,052

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	391	146	—	—	537
Having credit losses recognized in the consolidated statement of income	7	(5)	—	—	2
Net changes in benefit plan assets and obligations	—	—	15	—	15
Net changes in unrealized foreign currency translation	(25)	(18)	—	—	(43)
Other comprehensive income before income taxes and other comprehensive income of subsidiaries	373	123	15	—	511
Income tax expense	143	45	6	—	194
Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	230	78	9	—	317
Other comprehensive income of subsidiaries	—	—	308	(308)	—
Other comprehensive income	230	78	317	(308)	317
Comprehensive income	$1,013	$399	$1,369	$(1,412)	$1,369

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended March 31, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$650	$293	$896	$(943)	$896

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(315)	(67)	6	—	(376)
Having credit losses recognized in the consolidated statement of income	7	2	—	—	9
Net changes in benefit plan assets and obligations	1	2	25	—	28
Net changes in unrealized foreign currency translation	(10)	(86)	—	—	(96)
Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(317)	(149)	31	—	(435)
Income tax expense (benefit)	(108)	(28)	11	—	(125)
Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(209)	(121)	20	—	(310)
Other comprehensive loss of subsidiaries	—	—	(330)	330	—
Other comprehensive loss	(209)	(121)	(310)	330	(310)
Comprehensive income	$441	$172	$586	$(613)	$586

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At March 31, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $61,995)	$44,090	$20,141	$40	$—	$64,271
Equity securities, available for sale, at fair value (cost $660)	311	495	132	—	938
Real estate investments	32	904	—	—	936
Short-term securities	1,935	526	1,573	—	4,034
Other investments	2,534	1,004	1	—	3,539
Total investments	48,902	23,070	1,746	—	73,718
Cash	139	119	2	—	260
Investment income accrued	468	210	8	—	686
Premiums receivable	4,229	2,073	—	—	6,302
Reinsurance recoverables	6,230	3,360	—	—	9,590
Ceded unearned premiums	744	107	—	—	851
Deferred acquisition costs	1,591	245	—	—	1,836
Contractholder receivables	3,226	1,135	—	—	4,361
Goodwill	2,611	1,013	—	—	3,624
Other intangible assets	241	98	—	—	339
Investment in subsidiaries	—	—	29,171	(29,171)	—
Other assets	1,921	457	189	—	2,567
Total assets	$70,302	$31,887	$31,116	$(29,171)	$104,134
Liabilities
Claims and claim adjustment expense reserves	$33,326	$17,262	$—	$—	$50,588
Unearned premium reserves	8,230	3,687	—	—	11,917
Contractholder payables	3,226	1,135	—	—	4,361
Payables for reinsurance premiums	191	179	—	—	370
Deferred taxes	1	(5)	58	—	54
Debt	692	—	5,655	—	6,347
Other liabilities	3,979	1,105	26	—	5,110
Total liabilities	49,645	23,363	5,739	—	78,747
Shareholders’ equity
Common stock (1,750.0 shares authorized; 347.5 shares issued and outstanding)	—	390	21,603	(390)	21,603
Additional paid-in capital	11,634	6,502	—	(18,136)	—
Retained earnings	8,026	1,131	25,157	(9,147)	25,167
Accumulated other comprehensive income	997	501	1,127	(1,498)	1,127
Treasury stock, at cost (410.0 shares)	—	—	(22,510)	—	(22,510)
Total shareholders’ equity	20,657	8,524	25,377	(29,171)	25,387
Total liabilities and shareholders’ equity	$70,302	$31,887	$31,116	$(29,171)	$104,134

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

  THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $62,196)	$43,720	$20,199	$37	$—	$63,956
Equity securities, available for sale, at fair value (cost $686)	329	484	130	—	943
Real estate investments	33	905	—	—	938
Short-term securities	1,867	492	1,523	—	3,882
Other investments	2,450	990	1	—	3,441
Total investments	48,399	23,070	1,691	—	73,160
Cash	137	154	3	—	294
Investment income accrued	499	231	4	—	734
Premiums receivable	4,124	2,001	—	—	6,125
Reinsurance recoverables	6,292	3,421	—	—	9,713
Ceded unearned premiums	712	89	—	—	801
Deferred acquisition costs	1,570	234	—	—	1,804
Deferred taxes	279	86	(62)	—	303
Contractholder receivables	3,179	1,149	—	—	4,328
Goodwill	2,619	1,015	—	—	3,634
Other intangible assets	250	101	—	—	351
Investment in subsidiaries	—	—	28,616	(28,616)	—
Other assets	2,010	357	198	—	2,565
Total assets	$70,070	$31,908	$30,450	$(28,616)	$103,812
Liabilities
Claims and claim adjustment expense reserves	$33,506	$17,389	$—	$—	$50,895
Unearned premium reserves	8,188	3,662	—	—	11,850
Contractholder payables	3,179	1,149	—	—	4,328
Payables for reinsurance premiums	127	171	—	—	298
Debt	692	—	5,654	—	6,346
Other liabilities	4,109	1,180	10	—	5,299
Total liabilities	49,801	23,551	5,664	—	79,016
Shareholders’ equity
Common stock (1,750.0 shares authorized; 353.5 shares issued and outstanding)	—	390	21,500	(390)	21,500
Additional paid-in capital	11,634	6,502	—	(18,136)	—
Retained earnings	7,868	1,042	24,281	(8,900)	24,291
Accumulated other comprehensive income	767	423	810	(1,190)	810
Treasury stock, at cost (401.5 shares)	—	—	(21,805)	—	(21,805)
Total shareholders’ equity	20,269	8,357	24,786	(28,616)	24,796
Total liabilities and shareholders’ equity	$70,070	$31,908	$30,450	$(28,616)	$103,812

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$783	$321	$1,052	$(1,104)	$1,052
Net adjustments to reconcile net income to net cash provided by operating activities	(90)	(315)	(191)	247	(349)
Net cash provided by operating activities	693	6	861	(857)	703

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,334	977	1	—	2,312
Proceeds from sales of investments:
Fixed maturities	192	214	—	—	406
Equity securities	22	10	4	—	36
Real estate investments	—	1	—	—	1
Other investments	100	67	—	—	167
Purchases of investments:
Fixed maturities	(1,681)	(1,030)	(4)	—	(2,715)
Equity securities	(1)	(13)	(4)	—	(18)
Real estate investments	—	(9)	—	—	(9)
Other investments	(74)	(39)	—	—	(113)
Net purchases of short-term securities	(73)	(37)	(50)	—	(160)
Securities transactions in course of settlement	183	56	1	—	240
Acquisition, net of cash acquired	(9)	(3)	—	—	(12)
Other	(58)	(2)	—	—	(60)
Net cash provided by (used in) investing activities	(65)	192	(52)	—	75

Cash flows from financing activities
Dividends paid to shareholders	—	—	(176)	—	(176)
Issuance of common stock — employee share options	—	—	57	—	57
Treasury stock acquired — share repurchase authorization	—	—	(650)	—	(650)
Treasury stock acquired — net employee share-based compensation	—	—	(54)	—	(54)
Excess tax benefits from share-based payment arrangements	—	—	13	—	13
Dividends paid to parent company	(625)	(232)	—	857	—
Net cash used in financing activities	(625)	(232)	(810)	857	(810)

Effect of exchange rate changes on cash	(1)	(1)	—	—	(2)
Net increase (decrease) in cash	2	(35)	(1)	—	(34)
Cash at beginning of year	137	154	3	—	294
Cash at end of period	$139	$119	$2	$—	$260
Supplemental disclosure of cash flow information
Income taxes paid	$64	$15	$14	$—	$93
Interest paid	$16	$—	$18	$—	$34

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2013

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$650	$293	$896	$(943)	$896
Net adjustments to reconcile net income to net cash provided by (used in) operating activities	(251)	(276)	(965)	1,126	(366)
Net cash provided by (used in) operating activities	399	17	(69)	183	530

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,345	778	—	—	2,123
Proceeds from sales of investments:
Fixed maturities	170	60	4	—	234
Equity securities	10	26	—	—	36
Other investments	101	73	—	—	174
Purchases of investments:
Fixed maturities	(1,453)	(886)	—	—	(2,339)
Equity securities	(5)	(8)	—	—	(13)
Real estate investments	—	(6)	—	—	(6)
Other investments	(62)	(33)	—	—	(95)
Net (purchases) sales of short-term securities	(326)	(43)	478	—	109
Securities transactions in course of settlement	95	85	—	—	180
Other	(99)	(1)	—	—	(100)
Net cash provided by (used in) investing activities	(224)	45	482	—	303

Cash flows from financing activities
Payment of debt	(500)	—	—	—	(500)
Dividends paid to shareholders	—	—	(175)	—	(175)
Issuance of common stock — employee share options	—	—	98	—	98
Treasury stock acquired — share repurchase authorization	—	—	(300)	—	(300)
Treasury stock acquired — net employee share-based compensation	—	—	(58)	—	(58)
Excess tax benefits from share-based payment arrangements	—	—	21	—	21
Capital contributions	500	—	—	(500)	—
Dividends paid to parent company	(217)	(100)	—	317	—
Net cash used in financing activities	(217)	(100)	(414)	(183)	(914)

Effect of exchange rate changes on cash	—	(6)	—	—	(6)
Net decrease in cash	(42)	(44)	(1)	—	(87)
Cash at beginning of year	177	151	2	—	330
Cash at end of period	$135	$107	$1	$—	$243
Supplemental disclosure of cash flow information
Income taxes paid (received)	$97	$24	$(94)	$—	$27
Interest paid	$28	$—	$7	$—	$35

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2014 First Quarter Consolidated Results of Operations

•                   Net income of $1.05 billion, or $2.98 per share basic and $2.95 per share diluted

•                   Net earned premiums of $5.82 billion

•                   Catastrophe losses of $149 million ($97 million after-tax)

•                   Net favorable prior year reserve development of $294 million ($190 million after-tax)

•                   GAAP combined ratio of 85.7%

•                   Net investment income of $736 million ($582 million after-tax)

•                   Benefit of $76 million ($49 million after-tax) resulting from a reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums

•                   Operating cash flows of $703 million

2014 First Quarter Consolidated Financial Condition

•                   Total investments of $73.72 billion; fixed maturities and short-term securities comprise 93% of total investments

•                   Total assets of $104.13 billion

•                   Total debt of $6.35 billion, resulting in a debt-to-total capital ratio of 20.0% (21.1% excluding net unrealized investment gains, net of tax)

•                   Repurchased 8.5 million common shares for total cost of $705 million, including 7.8 million shares for a total cost of $650 million under the publicly-announced share repurchase authorization

•                   Shareholders’ equity of $25.39 billion

•                   Book value per common share of $73.06

•                  Holding company liquidity of $1.64 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

(for the three months ended March 31, in millions except ratio and per share amounts)	2014	2013
Revenues
Premiums	$5,823	$5,517
Net investment income	736	670
Fee income	107	97
Net realized investment gains	1	10
Other revenues	41	34
Total revenues	6,708	6,328

Claims and expenses
Claims and claim adjustment expenses	3,315	3,153
Amortization of deferred acquisition costs	950	948
General and administrative expenses	881	915
Interest expense	92	92
Total claims and expenses	5,238	5,108

Income before income taxes	1,470	1,220
Income tax expense	418	324
Net income	$1,052	$896

Net income per share
Basic	$2.98	$2.36
Diluted	$2.95	$2.33

GAAP combined ratio
Loss and loss adjustment expense ratio	56.0%	56.2%
Underwriting expense ratio	29.7	32.3
GAAP combined ratio	85.7%	88.5%

Incremental impact of direct to consumer initiative on GAAP combined ratio	0.4%	0.7%

The following discussions of the Company’s net income and segment operating income are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $2.95 in the first quarter of 2014 increased by 27% over diluted net income per share of $2.33 in the same period of 2013.  Net income of $1.05 billion in the first quarter of 2014 increased by 17% over net income of $896 million in the same period of 2013.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods.  The increase in net income primarily reflected the pretax impacts of (i) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), (ii) higher net investment income and (iii) an increase in net favorable prior year reserve development, partially offset by (iv) an increase in catastrophe losses.  The improvement in underlying underwriting margins primarily resulted from the pretax impacts of (i) earned pricing that exceeded loss cost trends in each of the Company’s business segments and (ii) lower general and administrative expenses, partially offset by (iii) higher non-catastrophe weather-related losses.  Partially offsetting this net pretax increase was the related tax expense.  The effective tax rate in the first quarter of 2014 was higher than in the same period in 2013.  This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income.  Catastrophe losses in the first quarter of 2014 were $149 million, or $50 million higher than in the same period of 2013, with the increase driven by the Business Insurance segment.  Net favorable prior year reserve development in the first quarter of 2014 was $294 million, compared with $231 million in the same period of 2013.

Revenues

Earned Premiums

Earned premiums in the first quarter of 2014 were $5.82 billion, $306 million or 6% higher than in the same period of 2013.  In the Business Insurance segment, earned premiums in the first quarter of 2014 increased by 3% over the same period of 2013.  In the Financial, Professional & International Insurance segment, earned premiums in the first quarter of 2014 increased by 42% over the same period of 2013, primarily reflecting the impact of the acquisition of Dominion on November 1, 2013.  In the Personal Insurance segment, earned premiums in the first quarter of 2014 decreased by 4% from the same period of 2013.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

(for the three months ended March 31, dollars in millions)	2014	2013
Average investments (1)	$72,112	$69,996
Pretax net investment income	736	670
After-tax net investment income	582	542
Average pretax yield (2)	4.1%	3.8%
Average after-tax yield (2)	3.2%	3.1%

(1)                  Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses, net of tax.

Net investment income in the first quarter of 2014 was $736 million, $66 million or 10% higher than in the same period of 2013.  Net investment income from fixed maturity investments was $580 million in the first quarter of 2014, a decrease of $6 million from the same period in 2013, primarily resulting from lower long-term reinvestment yields available in the market, partially offset by the impact of the acquisition of Dominion.  Net investment income generated by non-fixed maturity investments was $163 million in the first quarter of 2014, an increase of $71 million over the same period of 2013, primarily driven by higher returns from the Company’s private equity and real estate partnership investments.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $10 million increase in fee income in the first quarter of 2014 compared with the same period of 2013 is discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains

The following table sets forth information regarding the Company’s net realized investment gains.

(for the three months ended March 31, in millions)	2014	2013
Net Realized Investment Gains
Other-than-temporary impairment losses	(9)	(5)
Other net realized investment gains	10	15
Net realized investment gains	$1	$10

Other Revenues

Other revenues in the first quarters of 2014 and 2013 primarily consisted of premium installment charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2014 were $3.32 billion, $162 million or 5% higher than in the same period of 2013, primarily reflecting (i) the impact of the acquisition of Dominion, (ii) an increase in catastrophe losses, (iii) an increase in non-catastrophe weather-related losses and (iv) the impact of loss cost trends, partially offset by (v) higher net favorable prior year reserve development.  Net favorable prior year reserve development in the first quarters of 2014 and 2013 was $294 million and $231 million, respectively.  Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in more detail in the segment discussions that follow.  Catastrophe losses in the first quarters of 2014 and 2013 were $149 million and $99 million, respectively.  Catastrophe losses in the first quarter of 2014 resulted primarily from a winter storm in the Mid-Atlantic, Midwestern and Southeastern regions of the United States.  Catastrophe losses in the first quarter of 2013 primarily resulted from tornadoes and hail storms in the Southeastern United States.

Significant Catastrophe Losses

The following table presents for significant catastrophes the amount of losses recorded in the three months ended March 31, 2014 and 2013, and the amount of related net unfavorable (favorable) prior year reserve development recognized in subsequent years, as well as the estimate of ultimate losses at March 31, 2014 and December 31, 2013 for the significant catastrophes presented.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  For a further description of the Company’s significant catastrophes, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Overview” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

	For The Three Months Ended March 31,		Estimated Ultimate Losses
(in millions, pretax and net of reinsurance)	2014	2013	March 31, 2014	December 31, 2013

2012
Property Claim Services (PCS) Serial Number:
67 — Severe wind and hail storms	$(2)	$2	$136	$138
74 — Severe wind and hail storms	4	3	155	151
76 — Severe wind and hail storms	—	(8)	138	138
83 — Severe wind storms	(7)	—	131	138
90 — Storm Sandy	(4)	(14)	968	972

2013
PCS Serial Number:
93 — Severe wind and hail storms	(1)	99	113	114
15 — Severe wind and hail storms	—	n/a	128	128

2014
PCS Serial Number:
32 — Winter storm	149	n/a	149	n/a

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2014 was $950 million, $2 million or less than 1% higher than the same period of 2013, as the increase in the Financial, Professional & International Insurance segment primarily resulting from the impact of the acquisition of Dominion was largely offset by declines in the Personal Insurance and Business Insurance segments.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2014 were $881 million, $34 million or 4% lower than in the same period of 2013.  The decrease was driven by a $76 million reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums that resulted from a change in state law that took effect in the first quarter of 2014, partially offset by an increase in expenses primarily due to the acquisition of Dominion.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the first quarter of 2013 was $92 million, level with the same period of 2013.

Income Tax Expense

Income tax expense in the first quarter of 2014 was $418 million, $94 million or 29% higher than in the same period of 2013, primarily reflecting the impact of a $189 million increase in underwriting margins (including the impacts of increases in catastrophe losses and net favorable prior year reserve development) and higher net investment income.

The Company’s effective tax rate was 28% and 27% in the first quarters of 2014 and 2013, respectively.  The effective tax rates in both periods were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

GAAP Combined Ratio

The consolidated GAAP combined ratio of 85.7% in the first quarter of 2014 was 2.8 points lower than the consolidated GAAP combined ratio of 88.5% in the same period of 2013.

The consolidated loss and loss adjustment expense ratio of 56.0% in the first quarter of 2014 was 0.2 points lower than the consolidated loss and loss adjustment expense ratio of 56.2% in the same period of 2013.  Net favorable prior year reserve development in the first quarters of 2014 and 2013 provided 5.1 points and 4.1 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses accounted for 2.6 points and 1.8 points of the 2014 and 2013 first quarter loss and loss adjustment expense ratios, respectively.  The 2014 first quarter consolidated loss and loss adjustment expense ratio excluding prior year reserve development and catastrophe losses (“underlying loss and loss adjustment expense ratio”) was level with the 2013 ratio on the same basis, as the impact of earned pricing that exceeded loss cost trends was largely offset by higher non-catastrophe weather-related losses.

The consolidated underwriting expense ratio of 29.7% for the first quarter of 2014 was 2.6 points lower than the consolidated underwriting expense ratio of 32.3% in the same period of 2013, primarily reflecting a reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums described above.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2014	2013

Business Insurance	$3,668	$3,626
Financial, Professional & International Insurance	1,084	799
Personal Insurance	1,649	1,763
Total	$6,401	$6,188

	Net Written Premiums
(for the three months ended March 31, in millions)	2014	2013

Business Insurance	$3,304	$3,260
Financial, Professional & International Insurance	950	647
Personal Insurance	1,619	1,690
Total	$5,873	$5,597

Gross and net written premiums in the first quarter of 2014 increased by 3% and 5%, respectively, over the same period of 2013, primarily reflecting the impact of the acquisition of Dominion.  Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

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

Business Insurance

Results of the Company’s Business Insurance segment were as follows:

(for the three months ended March 31, in millions except ratio amounts)	2014	2013
Revenues
Earned premiums	$3,016	$2,942
Net investment income	530	487
Fee income	107	97
Other revenues	8	13
Total revenues	$3,661	$3,539

Total claims and expenses	$2,762	$2,741
Operating income	$653	$590

Loss and loss adjustment expense ratio	59.8%	57.7%
Underwriting expense ratio	27.9	31.7

GAAP combined ratio	87.7%	89.4%

Overview

Operating income in the first quarter of 2014 was $653 million, $63 million or 11% higher than operating income of $590 million in the same period of 2013.  The increase in operating income in the first quarter of 2014 compared with the same period of 2013 primarily reflected the pretax impacts of (i) higher underlying underwriting margins and (ii) higher net investment income, partially offset by (iii) an increase in catastrophe losses and (iv) lower net favorable prior year reserve development.  The improvement in underlying underwriting margins primarily resulted from the pretax impacts of (i) lower general and administrative expenses and (ii) earned pricing that exceeded loss cost trends, partially offset by (iii) higher non-catastrophe weather-related losses.  Partially offsetting this net pretax increase in operating income was the related tax expense.  The effective tax rate in the first quarter of 2014 was higher than in the same period in 2013.  This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income in the first quarter of 2014.  Catastrophe losses in the first quarter of 2014 were $80 million, compared with $35 million in the same period of 2013.  Net favorable prior year reserve development was $93 million in the first quarter of 2014, compared with $113 million in the same period of 2013.

Earned Premiums

Earned premiums in the first quarter of 2014 were $3.02 billion, $74 million or 3% higher than in the same period of 2013, primarily reflecting the impact of an increase in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the first quarter of 2014 was $530 million, $43 million or 9% higher than in the same period of 2013.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2014 compared with the same period of 2013.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the first quarter of 2014 was $107 million, $10 million or 10% higher than in the same period of 2013, primarily reflecting higher serviced premium volume in workers’ compensation residual market pools and the impact of higher claim volume in the large deductible business.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2014 were $1.85 billion, $104 million or 6% higher than in the same period of 2013.  The increase in 2014 primarily reflected (i) an increase in catastrophe losses, (ii) higher non-catastrophe weather-related losses, (iii) a decline in net favorable prior year reserve development and (iv) the impact of loss cost trends, partially offset by (v) the impact of a modest decline in volumes of insured exposures.  Catastrophe losses in the first quarters of 2014 and 2013 were $80 million and $35 million, respectively.  Net favorable prior year reserve development in the first quarters of 2014 and 2013 was $93 million and $113 million, respectively.  Net favorable prior year reserve development in the first quarter of 2014 was primarily driven by better than expected loss experience in the general liability product line related to excess coverages for accident years 2011 and prior, reflecting more favorable legal and judicial environments than what the Company previously expected, and better than expected loss experience in the property product line for accident years 2010 through 2013 related to non-catastrophe and catastrophe losses, partially offset by higher than expected loss experience for liability coverages in the commercial multi-peril product line for accident years 2010 through 2013.  Net favorable prior year reserve development in the first quarter of 2013 was primarily driven by better than expected loss experience in the general liability product line for accident years 2010 and prior, reflecting more favorable legal and judicial environments than what the Company previously expected, and better than expected loss experience in the property product line for accident years 2010 through 2012 related to catastrophe and non-catastrophe losses.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2014 was $471 million, $4 million or 1% lower than in the same period of 2013, primarily reflecting a modest change in business mix.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2014 were $438 million, $79 million or 15% lower than in the same period of 2013, primarily reflecting a $76 million reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums described above.

Income Tax Expense

Income tax expense in the first quarter of 2014 was $246 million, $38 million or 18% higher than in the same period of 2013, primarily reflecting the $63 million increase in underwriting margins (including the impact of an increase in catastrophe losses and a decrease in net favorable prior year reserve development) and higher net investment income.

GAAP Combined Ratio

The GAAP combined ratio of 87.7% in the first quarter of 2014 was 1.7 points lower than the GAAP combined ratio of 89.4% in the same period of 2013.

The loss and loss adjustment expense ratio of 59.8% in the first quarter of 2014 was 2.1 points higher than the loss and loss adjustment expense ratio of 57.7% in the same period of 2013.  Net favorable prior year reserve development in the first quarters of 2014 and 2013 provided 3.1 points and 3.9 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first quarters of 2014 and 2013 accounted for 2.7 points and 1.2 points, respectively, of the loss and loss adjustment expense ratio.  The 2014 first quarter underlying loss and loss adjustment expense ratio was 0.2 points lower than the 2013 ratio on the same basis, reflecting the improvement in underlying underwriting margins primarily resulting from earned pricing that exceeded loss cost trends, partially offset by higher non-catastrophe weather-related losses.

The underwriting expense ratio of 27.9% for the first quarter of 2014 was 3.8 points lower than the underwriting expense ratio of 31.7% in the same period of 2013, primarily reflecting a reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums described above.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2014	2013

Select Accounts	$731	$738
Commercial Accounts	940	955
National Accounts	485	446
Industry-Focused Underwriting	757	732
Target Risk Underwriting	547	550
Specialized Distribution	208	205

Total Business Insurance	$3,668	$3,626

	Net Written Premiums
(for the three months ended March 31, in millions)	2014	2013

Select Accounts	$718	$724
Commercial Accounts	893	908
National Accounts	300	277
Industry-Focused Underwriting	732	699
Target Risk Underwriting	454	448
Specialized Distribution	207	204

Total Business Insurance	$3,304	$3,260

Gross and net written premiums in the first quarter of 2014 both increased by 1% over the same period of 2013.  The increases in gross and net written premiums in the first quarter of 2014 were primarily concentrated in National Accounts and Industry-Focused Underwriting, partially offset by declines in Commercial Accounts and Select Accounts.  In the first quarter of 2014, business retention rates remained strong and increased over the same period of 2013.  Renewal premium changes remained positive in the first quarter of 2014 but were lower than in the same period of 2013, primarily due to a decline in renewal rate changes.  Renewal rate changes continued to exceed expected loss cost trends.  New business premiums in the first quarter of 2014 decreased compared with the same period of 2013.

Select Accounts.  Net written premiums of $718 million in the first quarter of 2014 decreased by 1% from the same period of 2013.  Business retention rates in the first quarter of 2014 remained strong and increased over the same period of 2013.  Renewal premium changes in the first quarter of 2014 remained positive but were lower than in the same period of 2013, primarily due to lower renewal rate changes.  New business premiums in the first quarter of 2014 decreased compared with the same period of 2013.

Commercial Accounts.  Net written premiums of $893 million in the first quarter of 2014 decreased by 2% from the same period of 2013.  Business retention rates in the first quarter of 2014 remained strong and increased over the same period of 2013.  Renewal premium changes in the first quarter of 2014 remained positive but were lower than in the same period of 2013, primarily due to lower renewal rate changes.  New business premiums in the first quarter of 2014 decreased from the same period of 2013.

National Accounts.  Net written premiums of $300 million in the first quarter of 2014 increased by 8% over the same period of 2013.  Business retention rates in the first quarter of 2014 remained strong but were lower than in the same period of 2013.  Renewal premium changes in the first quarter of 2014 remained positive and were higher than in the same period of 2013.  New business premiums in the first quarter of 2014 decreased from the same period of 2013.  In addition, growth in workers’ compensation residual market pools also contributed to the increase in net written premiums in the first quarter of 2014.

Industry-Focused Underwriting.  Net written premiums of $732 million in the first quarter of 2014 increased by 5% over the same period of 2013.  Premium growth in the first quarter of 2014 was concentrated in the Construction business unit.  Business retention rates in the first quarter of 2014 remained strong and increased over the same period of 2013.  Renewal premium changes in the first quarter of 2014 remained positive but were lower than in the same period of 2013, primarily due to lower renewal rate changes.  New business premiums in the first quarter of 2014 decreased from the same period of 2013.

Target Risk Underwriting.  Net written premiums of $454 million in the first quarter of 2014 increased by 1% over the same period of 2013.  Premium growth in the first quarter of 2014 was concentrated in the Inland Marine and National Property business units, partially offset by a decline in the Ocean Marine business unit.  Business retention rates in the first quarter remained strong but were lower than in the same period of 2013.  Renewal premium changes in the first quarter of 2014 remained positive but were lower than in the same period of 2013, primarily due to lower renewal rate changes.  New business premiums in the first quarter of 2014 decreased from the same period of 2013.

Specialized Distribution. Net written premiums of $207 million in the first quarter of 2014 increased by 1% over the same period of 2013.  Business retention rates in the first quarter of 2014 remained strong but were lower than in the same period of 2013.  Renewal premium changes in the first quarter of 2014 remained positive and were slightly higher than in the same period of 2013, driven by an increase in insured exposures, partially offset by lower renewal rate changes.  New business premiums in the first quarter of 2014 increased over the same period of 2013.

Financial, Professional & International Insurance

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

(for the three months ended March 31, in millions except ratio amounts)	2014	2013
Revenues
Earned premiums	$1,045	$735
Net investment income	106	92
Other revenues	8	5

Total revenues	$1,159	$832

Total claims and expenses	$883	$607
Operating income	$195	$163

Loss and loss adjustment expense ratio	45.9%	40.8%
Underwriting expense ratio	37.9	41.5

GAAP combined ratio	83.8%	82.3%

Overview

Operating income in the first quarter of 2014 was $195 million, $32 million or 20% higher than operating income of $163 million in the same period of 2013, primarily reflecting the pretax impacts of (i) higher underlying underwriting margins, (ii) an increase in net investment income and (iii) an increase in net favorable prior year reserve development.  The increase in underlying underwriting margins primarily reflected the pretax impacts of earned pricing that exceeded loss cost trends, lower reinsurance costs and the acquisition of Dominion.  Partially offsetting this net pretax increase in operating income was the related tax expense.  The effective tax rate in the first quarter of 2014 increased from the same period of 2013.  The increase was primarily due to interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income.  Net favorable prior year reserve development in the first quarter of 2014 was $69 million, compared with $58 million in the same period of 2013.  Catastrophe losses in the first quarter of 2014 were $4 million.  There were no catastrophe losses in the first quarter of 2013.

Earned Premiums

Earned premiums in the first quarter of 2014 were $1.05 billion, $310 million or 42% higher than in the same period of 2013, primarily reflecting the impact of the acquisition of Dominion.

Net Investment Income

Net investment income in the first quarter of 2014 was $106 million, $14 million or 15% higher than in the same period of 2013, primarily reflecting the impact of the acquisition of Dominion.  Included in the Financial, Professional & International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the change in the Company’s consolidated net investment income in the first quarter of 2014 as compared with the same period of 2013.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2014 were $483 million, $181 million or 60% higher than in the same period of 2013, primarily reflecting the impact of the acquisition of Dominion, partially offset by an increase in net favorable prior year reserve development.  Net favorable prior year reserve development was $69 million and $58 million in the first quarters of 2014 and 2013, respectively.  In the first quarter of 2014, net favorable prior year reserve development primarily reflected better than expected results in the contract surety product line in the Bond & Financial Products business for accident years 2007 through 2010.  In the first quarter of 2013, net favorable prior year reserve development primarily reflected better than expected results in the contract surety product line in the Bond & Financial Products business for accident years 2006 through 2008 and 2010, and better than expected loss experience in Canada and in the Company’s operations at Lloyd’s.  Catastrophe losses in the first quarter of 2014 were $4 million.  There were no catastrophe losses in the first quarter of 2013.

Amortization of Deferred Acquisition Expenses

Amortization of deferred acquisition costs in the first quarter of 2014 was $187 million, $44 million or 31% higher than in the same period of 2013, primarily reflecting the impact of the acquisition of Dominion.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2014 were $213 million, $51 million or 31% higher than in the same period of 2013, primarily reflecting the impact of the acquisition of Dominion.

Income Tax Expense

Income tax expense in the first quarter of 2014 was $81 million, $19 million or 31% higher than in the same period of 2013, primarily reflecting the $34 million increase in underwriting margins (including the impact of an increase in net favorable prior year reserve development) and higher net investment income.

GAAP Combined Ratio

The GAAP combined ratio of 83.8% in the first quarter of 2014 was 1.5 points higher than the GAAP combined ratio of 82.3% in the same period of 2013.

The loss and loss adjustment expense ratio of 45.9% in the first quarter of 2014 was 5.1 points higher than the loss and loss adjustment expense ratio of 40.8% in the same period of 2013.  Net favorable prior year reserve development in the first quarters of 2014 and 2013 provided 6.6 points and 7.8 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first quarters of 2014 and 2013 accounted for 0.4 points and 0.0 points, respectively, of the loss and loss adjustment expense ratio.  The 2014 first quarter underlying loss and loss adjustment expense ratio was 3.5 points higher than the 2013 ratio on the same basis, reflecting the impact of the acquisition of Dominion, partially offset by the improvement in underlying underwriting margins discussed in the “Overview” section above.  Historically, Dominion has had a higher loss and loss adjustment expense ratio than the pre-existing business in the Financial, Professional & International Insurance segment.

The underwriting expense ratio of 37.9% in the first quarter of 2014 was 3.6 points lower than the underwriting expense ratio of 41.5% in the same period of 2013.  The decrease in the first quarter of 2014 primarily reflected the impact of the acquisition of Dominion.  Historically, Dominion has had a lower underwriting expense ratio than the pre-existing business in the Financial, Professional & International Insurance segment, as the underwriting expense ratio of pre-existing business reflects investment in the Company’s International business to enhance operations, improve underwriting results and support future business growth.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2014	2013

Bond & Financial Products	$528	$498
International	556	301

Total Financial, Professional & International Insurance	$1,084	$799

	Net Written Premiums
(for the three months ended March 31, in millions)	2014	2013

Bond & Financial Products	$482	$395
International	468	252

Total Financial, Professional & International Insurance	$950	$647

Gross and net written premiums in the first quarter of 2014 increased by 36% and 47%, respectively, over the same period of 2013, primarily reflecting the impact of the acquisition of Dominion.

Net written premiums in Bond & Financial Products in the first quarter of 2014 were $482 million, $87 million or 22% higher than in the same period of 2013, primarily driven by lower reinsurance costs that resulted from the Company’s decision to eliminate a management liability excess-of-loss reinsurance treaty, rate increases in the management liability business and higher construction surety premium volume.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the first quarter of 2014 remained strong and were virtually level with the same period of 2013.  Renewal premium changes in the first quarter of 2014 remained positive, driven by renewal rate changes that continued to exceed expected loss cost trends, and were level with the same period of 2013.  New business premiums in the first quarter of 2014 decreased from the same period of 2013.

Net written premiums in International in the first quarter of 2014 were $468 million, $216 million or 86% higher than in the same period of 2013, primarily reflecting the impact of the acquisition of Dominion.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the first quarter of 2014 remained strong and were slightly higher than in the same period of 2013.  Renewal premium changes in the first quarter of 2014 were positive and increased over the same period of 2013, primarily driven by an increase in insured exposures.  New business premiums in the first quarter of 2014 increased over the same period of 2013, primarily reflecting the impact of the acquisition of Dominion.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

(for the three months ended March 31, in millions except ratio amounts)	2014	2013
Revenues
Earned premiums	$1,762	$1,840
Net investment income	100	91
Other revenues	26	18
Total revenues	$1,888	$1,949

Total claims and expenses	$1,494	$1,664
Operating income	$268	$197

Loss and loss adjustment expense ratio	55.6%	59.9%
Underwriting expense ratio	28.0	29.5
GAAP combined ratio	83.6%	89.4%

Incremental impact of direct to consumer initiative on GAAP combined ratio	1.6%	1.9%

Overview

Operating income in the first quarter of 2014 was $268 million, $71 million or 36% higher than operating income of $197 million in the same period of 2013.  The increase in operating income primarily reflected the pretax impacts of (i) an increase in net favorable prior year reserve development, (ii) higher underlying underwriting margins and (iii) higher net investment income.  The higher underlying underwriting margins primarily resulted from the pretax impacts of (i) earned pricing that exceeded loss cost trends and (ii) lower general and administrative expenses, partially offset by (iii) higher non-catastrophe weather-related losses.  Partially offsetting this net pretax increase in operating income was the related tax expense.  The effective tax rate in the first quarter of 2014 increased from the same period of 2013.  This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income.  Net favorable prior year reserve development in the first quarters of 2014 and 2013 was $132 million and $60 million, respectively.  Catastrophe losses in the first quarters of 2014 and 2013 were $65 million and $64 million, respectively.

Earned Premiums

Earned premiums in the first quarter of 2014 were $1.76 billion, $78 million or 4% lower than in the same period of 2013.  The decrease reflected lower net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the first quarter of 2014 was $100 million, $9 million or 10% higher than in the same period of 2013.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the first quarter of 2014 compared with the same period of 2013.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2014 were $979 million, $123 million or 11% lower than in the same period of 2013. The decrease primarily reflected (i) an increase in net favorable prior year reserve development and (ii) lower volumes of insured exposures, partially offset by (iii) higher non-catastrophe weather-related losses and (iv) the impact of loss cost trends.  Net favorable prior year reserve development in the first quarters of 2014 and 2013 was $132 million and $60 million, respectively. Net favorable prior year reserve development in the first quarter of 2014 was primarily driven by better than expected loss experience in the Homeowners and Other product line for accident year 2013 for non-catastrophe weather-related losses and accident years 2011 through 2013 for catastrophe losses.  Net favorable prior year reserve development in the first quarter of 2013 was primarily driven by better than expected loss experience in the Homeowners and Other product line for accident year 2011 for both non-catastrophe weather-related losses and catastrophe losses.  Catastrophe losses in the first quarters of 2014 and 2013 were $65 million and $64 million respectively.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2014 was $292 million, $38 million or 12% lower than in the same period of 2013.  The decrease primarily reflected a decline in commission expense, including the impact of lower earned premiums compared with the same period of 2013 and lower fixed-value commission expense that resulted from an increase in the number of agents reverting to a contingent commission compensation program (the costs of which are classified in “general and administrative expenses”) from a fixed-value compensation program (the costs of which are classified in “amortization of deferred acquisition costs”).

General and Administrative Expenses

General and administrative expenses in the first quarter of 2014 were $223 million, $9 million or 4% lower than in the same period of 2013.  The decrease reflected the impact of the Company’s expense reduction initiatives, primarily in the Agency Automobile line of business, partially offset by an increase in contingent commission expense due to the increase in the number of agents reverting to a contingent commission compensation program.

Income Tax Expense

Income tax expense in the first quarter of 2014 was $126 million, $38 million or 43% higher than in the same period of 2013, primarily reflecting the $92 million increase in underwriting margins (including the impacts of increases in catastrophe losses and net favorable prior year reserve development) and higher net investment income.

GAAP Combined Ratio

The GAAP combined ratio of 83.6% in the first quarter of 2014 was 5.8 points lower than the GAAP combined ratio of 89.4% in the same period of 2013.

The loss and loss adjustment expense ratio of 55.6% in the first quarter of 2014 was 4.3 points lower than the loss and loss adjustment expense ratio of 59.9% in the same period of 2013.  Net favorable prior year reserve development in the first quarters of 2014 and 2013 provided 7.5 points and 3.3 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses accounted for 3.7 points and 3.5 points of the loss and loss adjustment expense ratios in the first quarters of 2014 and 2013, respectively.  The 2014 first quarter underlying loss and loss adjustment expense ratio was 0.3 points lower than the 2013 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The underwriting expense ratio of 28.0% in the first quarter of 2014 was 1.5 points lower than the underwriting expense ratio of 29.5% in the same period of 2013, primarily reflecting lower commission expenses.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2014	2013

Agency Automobile	$795	$835
Agency Homeowners and Other	811	889

Total Agency Personal Insurance	$1,606	$1,724

	Net Written Premiums
(for the three months ended March 31, in millions)	2014	2013

Agency Automobile	$788	$831
Agency Homeowners and Other	788	820

Total Agency Personal Insurance	$1,576	$1,651

Gross and net agency written premiums in the first quarter of 2014 were 7% and 5% lower, respectively, than in the same period of 2013.  Renewal rate changes continued to exceed expected loss cost trends, assuming weather patterns consistent with the Company’s expectations.

In the Agency Automobile line of business, net written premiums in the first quarter of 2014 were 5% lower than in the same period of 2013.  Business retention rates in the first quarter of 2014 remained strong and were higher than in the same period of 2013.  Renewal premium changes in the first quarter of 2014 remained positive but were lower than in the same period of 2013, primarily due to lower renewal rate changes as well as lower insured exposures.  New business premiums in the first quarter of 2014 were higher than in the same period of 2013 largely as a result of the Company’s new private passenger automobile product, Quantum Auto 2.0.

In the Agency Homeowners and Other line of business, net written premiums in the first quarter of 2014 were 4% lower than in the same period of 2013.  Business retention rates in the first quarter of 2014 remained strong and were higher than in the same period of 2013.  Renewal premium changes in the first quarter of 2014 remained positive but were lower than in the same period of 2013, primarily due to lower renewal rate changes.  New business premiums in the first quarter of 2014 were higher than in the same period of 2013.

For its Agency business, the Personal Insurance segment had approximately 6.1 million and 6.7 million active policies at March 31, 2014 and 2013, respectively.

Direct to Consumer Written Premiums

In the direct to consumer business, net written premiums in the first quarter of 2014 were $43 million, $4 million or 10% higher than in the same period of 2013.  In the first quarter of 2014, automobile net written premiums increased by $2 million, or 7% and homeowners and other net written premiums increased by $2 million, or 20% over the same period of 2013.  The direct to consumer business had 169,000 and 161,000 active policies at March 31, 2014 and 2013, respectively.

Interest Expense and Other

(for the three months ended March 31, in millions)	2014	2013
Operating loss	$(64)	$(63)

The operating loss for Interest Expense and Other in the first quarter of 2014 was $64 million, compared with $63 million in the same period of 2013.  After-tax interest expense was $60 million in each of the first quarters of 2014 and 2013.

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

TPC had entered into settlement agreements, which are subject to a number of contingencies, in connection with a number of these direct action claims (Direct Action Settlements).  For a full discussion of these settlement agreements, see the “Asbestos Direct Action Litigation” section of note 11 of notes to the unaudited consolidated financial statements herein.

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

Net asbestos paid loss and loss expenses in the first quarter of 2014 were $45 million, compared with $43 million in the same period of 2013.  Net asbestos reserves were $2.31 billion at March 31, 2014, compared with $2.33 billion at March 31, 2013.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2014	2013
Beginning reserves:
Gross	$2,606	$2,689
Ceded	(256)	(311)

Net	2,350	2,378

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—

Net	—	—

Paid loss and loss expenses:
Gross	59	62
Ceded	(14)	(19)

Net	45	43

Foreign exchange and other:
Gross	—	(1)
Ceded	—	—

Net	—	(1)

Ending reserves:
Gross	2,547	2,626
Ceded	(242)	(292)

Net	$2,305	$2,334

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

The Company has been, and continues to be, involved in litigation involving insurance coverage issues pertaining to environmental claims. The Company believes that some court decisions have interpreted the insurance coverage to be broader than the original intent of the insurers and policyholders. These decisions often pertain to insurance policies that were issued by the Company prior to the mid-1980s. These decisions continue to be inconsistent and vary from jurisdiction to jurisdiction. Environmental claims, when submitted, rarely indicate the monetary amount being sought by the claimant from the policyholder, and the Company does not keep track of the monetary amount being sought in those few claims which indicate a monetary amount.

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

In establishing environmental reserves, the Company evaluates the exposure presented by each policyholder and the anticipated cost of resolution, if any. In the course of this analysis, the Company generally considers the probable liability, available coverage and relevant judicial interpretations. In addition, the Company considers the many variables presented, such as: the nature of the alleged activities of the policyholder at each site; the number of sites; the total number of potentially responsible parties at each site; the nature of the alleged environmental harm and the corresponding remedy at each site; the nature of government enforcement activities at each site; the ownership and general use of each site; the overall nature of the insurance relationship between the Company and the policyholder, including the role of any umbrella or excess insurance the Company has issued to the policyholder; the involvement of other insurers; the potential for other available coverage, including the number of years of coverage; the role, if any, of non-environmental claims or potential non-environmental claims in any resolution process; and the applicable law in each jurisdiction.  The evaluation of the exposure presented by a policyholder can change as information concerning that policyholder and the many variables presented is developed.  Conventional actuarial techniques are not used to estimate these reserves.

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

Net environmental paid loss and loss expenses in the first quarter of 2014 were $24 million, compared with $11 million in the same period of 2013.  At March 31, 2014, approximately 91% of the net environmental reserve (approximately $291 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 9% of the net environmental reserve (approximately $29 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2014	2013
Beginning reserves:
Gross	$355	$352
Ceded	(11)	(5)

Net	344	347

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—

Net	—	—

Paid loss and loss expenses:
Gross	24	12
Ceded	—	(1)

Net	24	11

Foreign exchange and other:
Gross	—	—
Ceded	—	—

Net	—	—

Ending reserves:
Gross	331	340
Ceded	(11)	(4)

Net	$320	$336

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures discussed above, management believes that the reserves carried for asbestos and environmental claims are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the emergence of a greater number of asbestos claims than anticipated as a result of extended life expectancies resulting from medical advances and lifestyle improvements, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also see note 11 of notes to the unaudited consolidated financial statements in this report).

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

INVESTMENT PORTFOLIO

The Company’s invested assets at March 31, 2014 were $73.72 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at March 31, 2014 was $64.27 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both March 31, 2014 and December 31, 2013.  Below investment grade securities represented 3.0% of the total fixed maturity investment portfolio at both March 31, 2014 and December 31, 2013.  The average effective duration of fixed maturities and short-term securities was 3.6 (3.8 excluding short-term securities) at March 31, 2014 and 3.7 (3.9 excluding short-term securities) at December 31, 2013.  See the “Outlook” section in “Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at March 31, 2014 and December 31, 2013 included $35.39 billion and $35.56 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at March 31, 2014 and December 31, 2013 were $8.70 billion and $9.52 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  Of the insured municipal securities in the Company’s investment portfolio at March 31, 2014, approximately 99% were rated at “A3” or above, and approximately 90% were rated at “Aa3” or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at March 31, 2014.  The average credit rating of the entire municipal bond portfolio was “Aa1” at March 31, 2014 with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at March 31, 2014 and December 31, 2013 included $2.36 billion and $2.42 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMO), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at March 31, 2014 and December 31, 2013 were $1.01 billion and $1.06 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.35 billion and $1.36 billion, at March 31, 2014 and December 31, 2013, respectively. Approximately 41% and 42% of the Company’s CMO holdings at March 31, 2014 and December 31, 2013, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The average credit rating of the $792 million and $790 million of non-guaranteed CMO holdings at March 31, 2014 and December 31, 2013, respectively, was “Ba2” and “Ba3,” respectively.  The average credit rating of all of the above securities was “Aa3” and “A1” at March 31, 2014 and December 31, 2013, respectively.

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

Alternative Documentation Mortgages and Sub-Prime Mortgages

At March 31, 2014 and December 31, 2013, the Company’s fixed maturity investment portfolio included CMOs backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $285 million and $293 million, respectively (comprising less than 1% of the Company’s total fixed maturity investments at both dates).  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities’ requirements for credit score but do not meet the government-sponsored entities’ guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Ba2” at both March 31, 2014 and December 31, 2013.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size.

Commercial Mortgage-Backed Securities and Project Loans

At March 31, 2014 and December 31, 2013, the Company held commercial mortgage-backed securities (including FHA project loans) of $457 million and $475 million, respectively.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further information about these invested asset classes.

Other Investments

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures, which are subject to more volatility than the Company’s fixed maturity investments.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At March 31, 2014 and December 31, 2013, the carrying value of the Company’s other investments was $3.54 billion and $3.44 billion, respectively.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Reinsurance Recoverables” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	March 31, 2014	December 31, 2013
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,633	$4,707
Allowance for uncollectible reinsurance	(240)	(239)

Net reinsurance recoverables	4,393	4,468
Mandatory pools and associations	1,899	1,897
Structured settlements	3,298	3,348

Total reinsurance recoverables	$9,590	$9,713

The $75 million decline in net reinsurance recoverables from December 31, 2013 primarily reflected the impact of cash collections and the impact of net favorable prior year reserve development in the first quarter of 2014.

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

Given the possibility that more active weather patterns such as the Company experienced in a number of recent periods may continue, as well as the possibility that interest rates may remain low for some period of time, along with the current level of profitability in certain of its product lines, the Company has undertaken various efforts, and expects to undertake additional efforts, to improve its underwriting margins.  These efforts include seeking improved rates where the Company believes it is appropriate, as well as improved terms and conditions, on many of its insurance products, and also include other initiatives, such as reducing operating expenses and acquisition costs.  In the Agency Automobile line of business, given new business levels, the Company has undertaken various actions (which are discussed in more detail in the “Underwriting Gain/Loss” section below) to reduce expenses and costs in order to improve underwriting margins and enable it to have a more competitively priced product.  These and other actions to improve profitability with respect to Agency Automobile or the Company’s other business units may not be successful and/or may result in lower retention and new business levels and therefore lower business volumes. If these actions are not effective, the Company may need to explore other actions or initiatives to improve its competitive position and profitability. Refer to “Part I—Item 1A—Risk Factors—The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability” and “—Disruptions to our relationships with our independent agents and brokers could adversely affect us” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong relative to historical experience.  The Company also expects to continue to achieve, in the aggregate, price increases on renewal business during the remainder of 2014 that exceed loss cost trends.  In the Business Insurance segment, the Company expects that renewal premium changes during the remainder of 2014 will be broadly consistent with the levels attained in the first quarter of 2014 and will be driven by both positive renewal rate changes and, subject to the economic uncertainties discussed below, growth in insured exposures.  In the Financial, Professional & International Insurance segment, the Company expects that renewal premium changes during the remainder of 2014 will be broadly consistent with the first quarter of 2014.  With respect to surety, the Company expects net written premium volume in 2014 that is broadly consistent with the levels attained in 2013.  With respect to International business, the Company expects the level of net written premiums generated by Dominion in each quarter for the remainder of 2014 will be broadly consistent with the level attained in the first quarter of 2014.  In the Personal Insurance segment, the Company expects both Agency Automobile and Agency Homeowners and Other renewal premium changes during the remainder of 2014 will decline as compared to the first quarter of 2014, but the Company expects such renewal premium changes will remain positive and renewal rate changes will exceed underlying loss cost trends, assuming weather patterns and other loss trends consistent with the Company’s expectations.  Renewal premium changes for both Agency Automobile and Agency Homeowners and Other in the remainder of 2014 are expected to be driven by both positive renewal rate changes (based on the Company’s actions to file for rate increases) and, subject to the economic uncertainties discussed below, growth in insured exposures.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business.  Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2014 for new business, not only in Business Insurance and Financial, Professional & International Insurance, but especially in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as “comparative raters,”  has facilitated the process of generating multiple quotes, thereby increasing price comparison on new business and, increasingly, on renewal business.

Modest economic growth in the United States experienced in recent periods may or may not continue, or may continue at a slower rate for an extended period of time.  Further, general uncertainty regarding the U.S. Federal budget and taxes, implementation of the Affordable Care Act and the regulatory environment has added to the uncertainty regarding economic conditions generally.  If weak economic conditions persist or deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates. Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could adversely impact net written premiums during the remainder of 2014, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted during the remainder of 2014.

Underwriting Gain/Loss.  The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

Catastrophe and other weather-related losses are inherently unpredictable from period to period.  The Company experienced significant catastrophe and other weather-related losses in a number of recent periods which adversely impacted its results of operations. The Company’s results of operations would continue to be adversely impacted if significant catastrophe and other weather-related losses were to occur during the remainder of 2014.

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

In Business Insurance, the Company expects that the anticipated impact of increases in renewal premium changes, partially offset by consistent modest loss cost trends, and assuming weather patterns consistent with the Company’s expectations, will likely result in underlying underwriting margins during the remainder of 2014 that are higher than in the corresponding period of 2013.

In Financial, Professional & International Insurance, the Company expects underlying underwriting margins during the remainder of 2014 will be broadly consistent with the full year of 2013 as the anticipated impact of recent underwriting actions and positive renewal premium changes will be offset by consistent modest loss cost trends and the inclusion of Dominion.  This also assumes that weather patterns and what the Company defines as large losses are consistent with the Company’s expectations.  While the Company is taking actions to improve profitability at Dominion, it will be a number of years before these actions, to the extent successful, will be fully realized.

In Personal Insurance, the Company anticipates underlying underwriting margins during the remainder of 2014 that are broadly consistent with the corresponding period of 2013.  In Agency Automobile, the Company anticipates an improvement in underlying underwriting margins during the remainder of 2014 compared with the corresponding period of 2013 due to the anticipated impact of continued positive renewal premium changes, combined with the Company’s announced plan to reduce certain claim adjustment and other insurance expenses, partially offset by loss cost trends.  The Company anticipates that the recently announced launch of Quantum Auto 2.0, as discussed below, will increase new business premiums but will not have a meaningful impact on underlying underwriting margins during the remainder of 2014 compared with the corresponding period of 2013.  In Agency Homeowners and Other, the Company anticipates a modest decline in underlying underwriting margins during the remainder of 2014, reflecting non-catastrophe weather-related loss levels and loss cost trends consistent with the Company’s expectations, partially offset by the anticipated impact of continued positive renewal premium changes.  Also in Personal Insurance, the Company’s direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

The Agency Automobile line of business has been negatively impacted by various factors, including the use of price comparison technology by agents and brokers as discussed above.  The Company’s actions in response to these factors include, among other things, an announced plan to reduce certain claim adjustment and other insurance expenses, with the majority of the impact in the Agency Automobile line of business.  That plan is intended to result in savings of $140 million pre-tax per year by 2015 when fully implemented.  That plan resulted in restructuring charges of $12 million in 2013 and $2 million in the first quarter of 2014, and it is expected that additional restructuring charges of approximately $1 million will be incurred during the remainder of 2014.  Additionally, in the fourth quarter of 2013, the Company launched a new private passenger automobile product, Quantum Auto 2.0. This product, in addition to incorporating the cost savings described above, has a lower base commission rate than the Company’s existing Quantum Auto 1.0 product.  These changes in cost structure are intended to enable the Company to price Quantum Auto 2.0 more competitively while generating an expected appropriate return.  By March 31, 2014, the Company had started offering the product in approximately 65% of the states where it plans to offer the product, and the Company currently expects that, by the end of 2014, it will offer the product in approximately 90% of those states.  The Company currently intends that, in approved states, all new accounts will be on the new product; in addition, the product will also be available to agents at their discretion for existing accounts.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The average effective duration of fixed maturities and short-term securities was 3.6 (3.8 excluding short-term securities) at March 31, 2014.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations.  Interest rates remain at very low levels by historical standards.  Based on the current interest rate environment, the Company estimates that the impact of lower reinvestment yields on the Company’s fixed maturity portfolio could, for the remainder of 2014, result in approximately $25 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding quarter of 2013, partially offset by approximately $5 million of incremental quarterly net investment income through November 1, 2014 resulting from the acquisition of Dominion.  Given recent general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio during the remainder of 2014 will be lower than in the corresponding period of 2013.  If general economic conditions and/or investment market conditions deteriorate during the remainder of 2014, the Company could also experience a further reduction in net investment income and/or significant realized investment losses, including impairments.  The carrying value of the Company’s investments in U.S. Treasury securities and obligations of U.S. government and government agencies and authorities was $2.22 billion at March 31, 2014.  Additionally, the carrying value of the Company’s investments in obligations of states, municipalities and political subdivisions included pre-refunded bonds of $8.70 billion at March 31, 2014.  Pre-refunded bonds are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.  For further discussion of the Company’s investment portfolio, see “Investment Portfolio.” For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected” and “Our investment portfolio may suffer reduced returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income.  In addition, the timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  For information regarding the Company’s common share repurchases in the first quarter of 2014, see “Liquidity and Capital Resources.”

The Company had a net after-tax unrealized investment gain of $1.48 billion in its fixed maturity investment portfolio at March 31, 2014.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.  For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected” and “Our investment portfolio may suffer reduced returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Many of the statements in this “Outlook” section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements. Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this report.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.

Operating Company Liquidity.  The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities.  Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses.  The insurance subsidiaries’ liquidity requirements can be impacted by, among other factors, the timing and amount of catastrophe claims, which are inherently unpredictable, as well as the timing and amount of reinsurance recoveries, which may be affected by reinsurer solvency and reinsurance coverage disputes.  Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements.  It is the opinion of the Company’s management that the insurance subsidiaries’ future liquidity needs will be adequately met from all of the sources described above.  Subject to restrictions imposed by states in which the Company’s insurance subsidiaries are domiciled, the Company’s principal insurance subsidiaries pay dividends to their respective parent companies, which in turn pay dividends to the corporate holding (parent) company (TRV).

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At March 31, 2014, TRV held total cash and short-term invested assets in the United States aggregating $1.64 billion and having a weighted average maturity of 73 days.  These assets are sufficient to meet TRV’s current liquidity requirements and are in excess of TRV’s minimum target level, which comprises TRV’s estimated annual pretax interest expense and common shareholder dividends, and currently totals approximately $1.1 billion.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of March 31, 2014, as such earnings are intended to be permanently reinvested in those operations.  Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at March 31, 2014.

TRV has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in June 2018.  This line of credit also supports TRV’s $800 million commercial paper program, of which $100 million was outstanding at March 31, 2014.  TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $171 million, to provide a portion of the capital needed to support its obligations at Lloyd’s at March 31, 2014.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first quarter of 2014 and 2013 were $703 million and $530 million, respectively.  Cash flows in the first quarter of 2014 primarily reflected a higher level of collected premiums and a lower level of losses paid related to catastrophes, partially offset by an increase in commissions paid and higher income tax payments.

Investing Activities

Net cash flows provided by investing activities were $75 million and $303 million in the first quarter of 2014 and 2013 respectively.  The Company’s consolidated total investments at March 31, 2014 increased by $558 million, or 1% over year-end 2013, primarily reflecting the impact of net cash flows provided by operating activities and an increase in net unrealized appreciation of investments, partially offset by common share repurchases and dividends paid to shareholders.

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

Financing Activities

Net cash flows used in financing activities in the first quarter of 2014 and 2013 were $810 million and $914 million, respectively.  The totals in both periods primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.  The first quarter of 2013 also included the payment of the Company’s $500 million, 5.00% senior notes at maturity.

Dividends.  Dividends paid to shareholders were $176 million and $175 million in the first quarter of 2014 and 2013, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On April 22, 2014, the Company announced that it increased its regular quarterly dividend from $0.50 per share to $0.55 per share, a 10% increase.  The increased dividend is payable June 30, 2014 to shareholders of record on June 10, 2014.

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months ended March 31, 2014, the Company repurchased 7.8 million shares under its share repurchase authorization for a total cost of $650 million.  The average cost per share repurchased was $82.97.  At March 31, 2014, the Company had $4.11 billion of capacity remaining under its share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at March 31, 2014 and December 31, 2013.

(in millions)	March 31, 2014	December 31, 2013
Debt:
Short-term	$100	$100
Long-term	6,261	6,261
Net unamortized fair value adjustments and debt issuance costs	(14)	(15)

Total debt	6,347	6,346

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,260	23,986
Accumulated other comprehensive income	1,127	810

Total shareholders’ equity	25,387	24,796

Total capitalization	$31,734	$31,142

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	March 31, 2014	December 31, 2013

Total capitalization excluding net unrealized gain on investments	$30,060	$29,820
Net unrealized gain on investments, net of taxes	1,674	1,322

Total capitalization	$31,734	$31,142

Debt-to-total capital ratio	20.0%	20.4%

Debt-to-total capital ratio excluding net unrealized gain on investments	21.1%	21.3%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) was 21.1% at March 31, 2014, within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  There were no rating agency actions taken with respect to the Company since February 13, 2014, the date on which the Company’s Annual Report on Form 10-K was filed with the Securities and Exchange Commission.  For additional discussion of ratings, see the “Ratings” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2013.

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.88 billion at March 31, 2014) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2014			December 31, 2013
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,342	$8,469	$13,811	$5,355	$8,604	$13,959
Commercial property	748	535	1,283	778	542	1,320
Commercial multi-peril	1,907	1,709	3,616	1,879	1,707	3,586
Commercial automobile	2,297	1,223	3,520	2,305	1,219	3,524
Workers’ compensation	10,044	7,907	17,951	9,918	7,856	17,774
Fidelity and surety	388	820	1,208	426	818	1,244
Personal automobile	1,753	775	2,528	1,793	785	2,578
Homeowners and personal—other	653	453	1,106	635	551	1,186
International and other	3,494	2,042	5,536	3,585	2,109	5,694

Property-casualty	26,626	23,933	50,559	26,674	24,191	50,865
Accident and health	29	—	29	30	—	30

Claims and claim adjustment expense reserves	$26,655	$23,933	$50,588	$26,704	$24,191	$50,895

The $307 million decrease in gross claims and claim adjustment expense reserves since December 31, 2013 primarily reflected the impact of net favorable prior year reserve development and payments related to operations in runoff, including asbestos and environmental claims.

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

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. Specifically, statements about the Company’s outlook, share repurchase plans, expected margin improvement, potential returns, future pension plan contributions and the potential impact of investment markets and other economic conditions on the Company’s investment portfolio and underwriting results, among others, are forward looking, and the Company may also make forward-looking statements about, among other things:

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

•                  the impact of investment, economic and underwriting market conditions; and

•                  strategic initiatives, including initiatives, such as in Personal Insurance, to improve profitability and competitiveness.

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

•                  changes in state or federal regulations or enforcement practices could impose significant burdens on the Company and otherwise adversely impact the Company’s results;

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

•                  the Company’s efforts to develop new products, such as Quantum 2.0, or expand in targeted markets may not be successful and may create enhanced risks;

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

•                  new regulations outside of the United States, including in the European Union, could adversely impact the Company’s results of operations and limit its growth;

•                  loss of or significant restriction on the use of particular types of underwriting criteria, such as credit scoring, in the pricing and underwriting of the Company’s products could reduce the Company’s future profitability;

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

•                  intellectual property is important to the Company’s business, and the Company may be unable to protect and enforce its own intellectual property or the Company may be subject to claims for infringing on the intellectual property of others;

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

WEBSITE AND SOCIAL MEDIA DISCLOSURE

From time to time, the Company may use its website and/or social media outlets, such as Facebook and Twitter, as distribution channels of material company information.  Financial and other important information regarding the Company is routinely posted on and accessible through and posted on the Company’s website at http://investor.travelers.com, its Facebook page at http://www.facebook.com/travelers and its Twitter account (@TRV_Insurance) at http://twitter.com/TRV_Insurance.  In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alert Service” section at http://investor.travelers.com.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  There have been no material changes to the Company’s disclosures about market risk in Part II, Item 7A of the Company’s 2013 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014.  Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Dominion from its evaluation of the effectiveness of the Company’s disclosure controls and procedures.  The Company acquired all of the issued and outstanding shares of Dominion on November 1, 2013.  Dominion represented less than 4% of the Company’s consolidated total assets, less than 5% of the Company’s consolidated total revenues and less than 3% of the Company’s consolidated net income as of and for the quarter ended March 31, 2014.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  As mentioned above, the Company acquired Dominion on November 1, 2013.  The Company is in the process of reviewing the internal control structure of Dominion and, if necessary, will make appropriate changes as it integrates Dominion into the Company’s overall internal control over financial reporting process.

PART II — OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 11 of notes to the Company’s unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in Part I, Item 1A of the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and “— Critical Accounting Estimates” herein and in the 2013 Form 10-K.  There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2013 Annual Report on Form 10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2014	January 31, 2014	1,856,468	$82.32	1,545,000	$4,632
February 1, 2014	February 28, 2014	3,732,632	82.82	3,391,100	4,351
March 1, 2014	March 31, 2014	2,899,411	83.59	2,899,050	4,109
Total		8,488,511	82.98	7,835,150	4,109

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

The Company acquired 653,361 shares for a total cost of approximately $55 million during the three months ended March 31, 2014 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

Item 5.   OTHER INFORMATION

Executive Ownership and Sales.  All of the Company’s executive officers hold equity in the Company in excess of the required level under the Company’s executive stock ownership policy.  For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis—Stock Ownership Guidelines” in the Company’s proxy statement filed with the Securities and Exchange Commission on April 11, 2014.  From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell shares of common stock of the Company in the open market, in private transactions or to the Company.  To effect such sales, some of the Company’s executives have entered into, and may in the future enter into, trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934.  The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines.  The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer, was the only “named executive officer” (i.e., an executive officer named in the compensation disclosures in the Company’s proxy statement) that has entered into a Rule 10b5-1 trading plan that remains in effect.  The trading plan extends approximately seven months from the date of this report.  Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary (as such amount is calculated for purposes of the stock ownership guidelines).  See “Compensation Discussion and Analysis — Stock Ownership Guidelines” in the Company’s proxy statement filed with the SEC on April 11, 2014.

Item 6.   EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 22, 2014	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman Senior Vice President (Authorized Signatory)

Date: April 22, 2014	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

10.1†	Letter regarding Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated as of March 24, 2014.

12.1†	Statement regarding the computation of the ratio of earnings to fixed charges.

31.1†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2014 and 2013; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Balance Sheet at March 31, 2014 and December 31, 2013; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

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