Form 10-Q
period 2014-06-30
TRAVELERS COMPANIES, INC.
filed 2014-07-22
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 18, 2014 was 339,043,610.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2014

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues
Premiums	$5,928	$5,603	$11,751	$11,120
Net investment income	695	687	1,431	1,357
Fee income	112	82	219	179
Net realized investment gains (1)	16	167	17	177
Other revenues	34	135	75	169
Total revenues	6,785	6,674	13,493	13,002

Claims and expenses
Claims and claim adjustment expenses	3,826	3,530	7,141	6,683
Amortization of deferred acquisition costs	965	950	1,915	1,898
General and administrative expenses	1,001	931	1,882	1,846
Interest expense	92	86	184	178
Total claims and expenses	5,884	5,497	11,122	10,605

Income before income taxes	901	1,177	2,371	2,397
Income tax expense	218	252	636	576
Net income	$683	$925	$1,735	$1,821

Net income per share
Basic	$1.98	$2.44	$4.97	$4.80
Diluted	$1.95	$2.41	$4.91	$4.75

Weighted average number of common shares outstanding
Basic	343.0	375.9	346.9	376.8
Diluted	346.7	379.9	350.5	380.8

(1)         Total other-than-temporary impairment (OTTI) gains (losses) were $(1) million and $(1) million for the three months ended June 30, 2014 and 2013, respectively, and $(8) million and $(1) million for the six months ended June 30, 2014 and 2013, respectively.  Of total OTTI, credit losses of $(1) million and $(2) million for the three months ended June 30, 2014 and 2013, respectively, and $(10) million and $(7) million for the six months ended June 30, 2014 and 2013, respectively, were recognized in net realized investment gains.  In addition, unrealized gains from other changes in total OTTI of $0 million and $1 million for the three months ended June 30, 2014 and 2013, respectively, and $2 million and $6 million for the six months ended June 30, 2014 and 2013, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$683	$925	$1,735	$1,821

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	518	(1,790)	1,055	(2,166)
Having credit losses recognized in the consolidated statement of income	1	(5)	3	4
Net changes in benefit plan assets and obligations	15	26	30	54
Net changes in unrealized foreign currency translation	97	(73)	54	(169)
Other comprehensive income (loss) before income taxes	631	(1,842)	1,142	(2,277)
Income tax expense (benefit)	196	(636)	390	(761)
Other comprehensive income (loss), net of taxes	435	(1,206)	752	(1,516)
Comprehensive income (loss)	$1,118	$(281)	$2,487	$305

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $61,841 and $62,196)	$64,583	$63,956
Equity securities, available for sale, at fair value (cost $648 and $686)	980	943
Real estate investments	954	938
Short-term securities	3,818	3,882
Other investments	3,606	3,441
Total investments	73,941	73,160

Cash	311	294
Investment income accrued	710	734
Premiums receivable	6,589	6,125
Reinsurance recoverables	9,508	9,713
Ceded unearned premiums	762	801
Deferred acquisition costs	1,879	1,804
Deferred taxes	—	303
Contractholder receivables	4,371	4,328
Goodwill	3,634	3,634
Other intangible assets	328	351
Other assets	2,778	2,565
Total assets	$104,811	$103,812

Liabilities
Claims and claim adjustment expense reserves	$50,856	$50,895
Unearned premium reserves	12,089	11,850
Contractholder payables	4,371	4,328
Payables for reinsurance premiums	397	298
Deferred taxes	239	—
Debt	6,347	6,346
Other liabilities	4,980	5,299
Total liabilities	79,279	79,016

Shareholders’ equity
Common stock (1,750.0 shares authorized; 339.0 and 353.5 shares issued and outstanding)	21,694	21,500
Retained earnings	25,662	24,291
Accumulated other comprehensive income	1,562	810
Treasury stock, at cost (419.5 and 401.5 shares)	(23,386)	(21,805)
Total shareholders’ equity	25,532	24,796
Total liabilities and shareholders’ equity	$104,811	$103,812

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the six months ended June 30,	2014	2013
Common stock
Balance, beginning of year	$21,500	$21,161
Employee share-based compensation	94	106
Compensation amortization under share-based plans and other changes	100	100
Balance, end of period	21,694	21,367

Retained earnings
Balance, beginning of year	24,291	21,352
Net income	1,735	1,821
Dividends	(367)	(367)
Other	3	—
Balance, end of period	25,662	22,806

Accumulated other comprehensive income, net of tax
Balance, beginning of year	810	2,236
Other comprehensive income (loss)	752	(1,516)
Balance, end of period	1,562	720

Treasury stock (at cost)
Balance, beginning of year	(21,805)	(19,344)
Treasury stock acquired — share repurchase authorization	(1,525)	(600)
Net shares acquired related to employee share-based compensation plans	(56)	(59)
Balance, end of period	(23,386)	(20,003)
Total shareholders’ equity	$25,532	$24,890

Common shares outstanding
Balance, beginning of year	353.5	377.4
Treasury stock acquired — share repurchase authorization	(17.3)	(7.3)
Net shares issued under employee share-based compensation plans	2.8	3.4
Balance, end of period	339.0	373.5

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the six months ended June 30,	2014	2013
Cash flows from operating activities
Net income	$1,735	$1,821
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(17)	(177)
Depreciation and amortization	442	435
Deferred federal income tax expense	131	151
Amortization of deferred acquisition costs	1,915	1,898
Equity in income from other investments	(257)	(175)
Premiums receivable	(463)	(403)
Reinsurance recoverables	206	747
Deferred acquisition costs	(1,989)	(1,912)
Claims and claim adjustment expense reserves	(60)	(1,128)
Unearned premium reserves	235	345
Other	(550)	(350)
Net cash provided by operating activities	1,328	1,252

Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,915	3,901
Proceeds from sales of investments:
Fixed maturities	785	572
Equity securities	95	50
Real estate investments	5	—
Other investments	338	381
Purchases of investments:
Fixed maturities	(5,449)	(4,488)
Equity securities	(40)	(40)
Real estate investments	(36)	(59)
Other investments	(226)	(209)
Net sales of short-term securities	60	81
Securities transactions in course of settlement	204	60
Acquisition, net of cash acquired	(12)	—
Other	(152)	(157)
Net cash provided by investing activities	487	92

Cash flows from financing activities
Payment of debt	—	(500)
Dividends paid to shareholders	(365)	(366)
Issuance of common stock — employee share options	122	139
Treasury stock acquired — share repurchase authorization	(1,525)	(600)
Treasury stock acquired — net employee share-based compensation	(55)	(59)
Excess tax benefits from share-based payment arrangements	24	29
Net cash used in financing activities	(1,799)	(1,357)

Effect of exchange rate changes on cash	1	(9)
Net increase (decrease) in cash	17	(22)
Cash at beginning of year	294	330
Cash at end of period	$311	$308

Supplemental disclosure of cash flow information
Income taxes paid	$727	$495
Interest paid	$183	$184

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

On November 1, 2013, the Company acquired all of the issued and outstanding shares of The Dominion of Canada General Insurance Company (Dominion) for an aggregate purchase price of approximately $1.035 billion. Dominion primarily markets personal lines and small commercial insurance business in Canada. At the acquisition date, the Company recorded at fair value $3.91 billion of assets acquired and $2.88 billion of liabilities assumed as part of purchase accounting, including $16 million of identifiable intangible assets and $273 million of goodwill. The operating income and the amount of assets acquired from Dominion were included in the Company’s Financial, Professional & International Insurance segment effective at the acquisition date.

Adoption of Accounting Standards Updates

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date

In February 2013, the Financial Accounting Standards Board (FASB) issued updated guidance to resolve diversity in practice concerning the recognition, measurement, and disclosure of obligations resulting from certain joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date.  The guidance requires that the reporting entity measure joint and several liability arrangements as the amount the reporting entity agreed to pay on the basis of its arrangement among the co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  The updated guidance was effective for the quarter ending March 31, 2014. The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company’s fee income related to providing claims and policy management services as well as claim and loss prevention services will be subject to this updated guidance.

The updated guidance requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.  The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

The updated guidance is effective for the quarter ending March 31, 2017.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position, or liquidity.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued updated guidance to resolve diversity in practice concerning employee share-based payments that contain performance targets that could be achieved after the requisite service period. Many reporting entities account for performance targets that could be achieved after the requisite service period as performance conditions that affect the vesting of the award and, therefore, do not reflect the performance targets in the estimate of the grant-date fair value of the award. Other reporting entities treat those performance targets as nonvesting conditions that affect the grant-date fair value of the award.

The updated guidance requires that a performance target that affects vesting and that can be achieved after the requisite service period be treated as a performance condition. As such, the performance target that affects vesting should not be reflected in estimating that fair value of the award at the grant date. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which service has been rendered. If the performance target becomes probable of being achieved before the end of the service period, the remaining unrecognized compensation cost for which requisite service has not yet been rendered is recognized prospectively over the remaining service period. The total amount of compensation cost recognized during and after the service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), (Continued)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

The updated guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Nature of Operations

For the periods presented in these financial statements, the Company was organized into three reportable business segments: Business Insurance; Financial, Professional & International Insurance; and Personal Insurance. These segments reflected the manner in which the Company’s businesses were managed and represented an aggregation of products and services based on type of customer, how the business was marketed and the manner in which risks were underwritten.  The specific business segments presented in these financial statements are as follows:

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

On June 10, 2014, the Company announced a realignment of its management team that gave rise to a realignment of two of its three business segments, effective July 1, 2014.  The Company’s International Insurance group, which had previously been included in the Financial, Professional & International Insurance segment, will be combined with the Company’s previous Business Insurance segment to create a new Business & International Insurance segment.  The Bond & Financial Products group, which was the remaining business in the Financial, Professional & International Insurance segment, will now comprise the new Bond & Financial Products segment.  The Personal Insurance segment will not be impacted by these changes.  The changes were designed to reflect the realignment of the Company’s management team and the manner in which the Company’s businesses are managed effective July 1, 2014, and represent an aggregation of products and services based on type of customer, how the business is marketed and the manner in which risks are underwritten.  The newly aligned segments will be presented in the Company’s financial statements beginning with the period ending September 30, 2014 and the prior periods presented will be restated to conform to the new presentation.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), (Continued)

2.                                      SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2014
Premiums	$3,067	$1,088	$1,773	$5,928
Net investment income	496	105	94	695
Fee income	111	1	—	112
Other revenues	8	8	17	33
Total operating revenues (1)	$3,682	$1,202	$1,884	$6,768
Operating income (1)	$409	$254	$75	$738

2013
Premiums	$3,018	$751	$1,834	$5,603
Net investment income	502	91	94	687
Fee income	82	—	—	82
Other revenues	114	5	15	134
Total operating revenues (1)	$3,716	$847	$1,943	$6,506
Operating income (1)	$579	$154	$142	$875

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

(for the six months ended June 30, in millions)	Business Insurance	Financial, Professional & International Insurance	Personal Insurance	Total Reportable Segments
2014
Premiums	$6,083	$2,133	$3,535	$11,751
Net investment income	1,026	211	194	1,431
Fee income	218	1	—	219
Other revenues	16	16	43	75
Total operating revenues (1)	$7,343	$2,361	$3,772	$13,476
Operating income (1)	$1,062	$449	$343	$1,854

2013
Premiums	$5,960	$1,486	$3,674	$11,120
Net investment income	989	183	185	1,357
Fee income	179	—	—	179
Other revenues	127	10	33	170
Total operating revenues (1)	$7,255	$1,679	$3,892	$12,826
Operating income (1)	$1,169	$317	$339	$1,825

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Revenue reconciliation
Earned premiums
Business Insurance:
Workers’ compensation	$923	$897	$1,831	$1,744
Commercial automobile	473	474	941	949
Commercial property	440	418	868	827
General liability	457	444	904	881
Commercial multi-peril	763	776	1,518	1,541
Other	11	9	21	18
Total Business Insurance	3,067	3,018	6,083	5,960

Financial, Professional & International Insurance:
Fidelity and surety	238	228	460	448
General liability	241	221	478	434
International	564	258	1,106	516
Other	45	44	89	88
Total Financial, Professional & International Insurance	1,088	751	2,133	1,486

Personal Insurance:
Automobile	821	864	1,636	1,736
Homeowners and other	952	970	1,899	1,938
Total Personal Insurance	1,773	1,834	3,535	3,674
Total earned premiums	5,928	5,603	11,751	11,120
Net investment income	695	687	1,431	1,357
Fee income	112	82	219	179
Other revenues	33	134	75	170
Total operating revenues for reportable segments	6,768	6,506	13,476	12,826
Other revenues	1	1	—	(1)
Net realized investment gains	16	167	17	177
Total consolidated revenues	$6,785	$6,674	$13,493	$13,002

Income reconciliation, net of tax
Total operating income for reportable segments	$738	$875	$1,854	$1,825
Interest Expense and Other (1)	(65)	(59)	(129)	(122)
Total operating income	673	816	1,725	1,703
Net realized investment gains	10	109	10	118
Total consolidated net income	$683	$925	$1,735	$1,821

(1)          The primary component of Interest Expense and Other is after-tax interest expense of $60 million and $56 million in the three months ended June 30, 2014 and 2013, respectively, and $120 million and $116 million in the six months ended June 30, 2014 and 2013, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	June 30, 2014	December 31, 2013
Asset reconciliation:
Business Insurance	$74,470	$73,746
Financial, Professional & International Insurance	16,856	16,691
Personal Insurance	12,948	12,870
Total assets for reportable segments	104,274	103,307
Other assets (1)	537	505
Total consolidated assets	$104,811	$103,812

(1)                  The primary components of other assets at both dates were other intangible assets and accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2014, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,060	$40	$6	$2,094
Obligations of states, municipalities and political subdivisions:
Pre-refunded	8,096	359	—	8,455
All other	25,309	1,341	80	26,570

Total obligations of states, municipalities and political subdivisions	33,405	1,700	80	35,025
Debt securities issued by foreign governments	2,549	37	4	2,582
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,154	178	6	2,326
All other corporate bonds	21,541	969	95	22,415
Redeemable preferred stock	132	9	—	141

Total	$61,841	$2,933	$191	$64,583

	Amortized	Gross Unrealized		Fair
(at December 31, 2013, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,288	$39	$12	$2,315
Obligations of states, municipalities and political subdivisions:
Pre-refunded	9,074	445	1	9,518
All other	25,414	991	361	26,044

Total obligations of states, municipalities and political subdivisions	34,488	1,436	362	35,562
Debt securities issued by foreign governments	2,552	33	8	2,577
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,263	179	18	2,424
All other corporate bonds	20,472	767	299	20,940
Redeemable preferred stock	133	6	1	138

Total	$62,196	$2,460	$700	$63,956

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Pre-refunded bonds of $8.46 billion and $9.52 billion at June 30, 2014 and December 31, 2013, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at June 30, 2014, in millions)	Cost	Gains	Losses	Value
Common stock	$396	$303	$—	$699
Non-redeemable preferred stock	252	31	2	281

Total	$648	$334	$2	$980

		Gross Unrealized		Fair
(at December 31, 2013, in millions)	Cost	Gains	Losses	Value
Common stock	$385	$226	$1	$610
Non-redeemable preferred stock	301	34	2	333

Total	$686	$260	$3	$943

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at June 30, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4.

	Less than 12 months		12 months or longer		Total
(at June 30, 2014, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$40	$1	$106	$5	$146	$6
Obligations of states, municipalities and political subdivisions	1,378	4	2,750	76	4,128	80
Debt securities issued by foreign governments	425	2	115	2	540	4
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	77	—	268	6	345	6
All other corporate bonds	1,015	7	2,914	88	3,929	95

Total fixed maturities	2,935	14	6,153	177	9,088	191

Equity securities
Common stock	29	—	1	—	30	—
Non-redeemable preferred stock	152	2	—	—	152	2

Total equity securities	181	2	1	—	182	2

Total	$3,116	$16	$6,154	$177	$9,270	$193

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2013, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$433	$12	$—	$—	$433	$12
Obligations of states, municipalities and political subdivisions	4,785	298	432	64	5,217	362
Debt securities issued by foreign governments	907	8	1	—	908	8
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	542	17	21	1	563	18
All other corporate bonds	6,887	253	421	46	7,308	299
Redeemable preferred stock	82	1	—	—	82	1

Total fixed maturities	13,636	589	875	111	14,511	700

Equity securities
Common stock	53	1	—	—	53	1
Non-redeemable preferred stock	147	2	—	—	147	2

Total equity securities	200	3	—	—	200	3

Total	$13,836	$592	$875	$111	$14,711	$703

The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at June 30, 2014, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(at June 30, 2014, in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	1	4	1	2	8
Total fixed maturities	1	4	1	2	8
Equity securities	—	—	—	—	—
Total	$1	$4	$1	$2	$8

These unrealized losses at June 30, 2014 represented less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders’ equity on an after-tax basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013

Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—	—
Debt securities issued by foreign governments	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1	1	1	2
All other corporate bonds	—	—	3	—
Redeemable preferred stock	—	—	—	—
Total fixed maturities	1	1	4	2

Equity securities
Common stock	—	1	5	1
Non-redeemable preferred stock	—	—	—	—
Total equity securities	—	1	5	1

Other investments	—	—	1	4
Total	$1	$2	$10	$7

The following tables present the cumulative amount of and the changes during the reporting period in the credit losses of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in other comprehensive income:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	2014
(for the three months ended June 30, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$42	$—	$1	$—	$—	$43
All other corporate bonds	69	—	—	—	(3)	66
Total fixed maturities	$111	$—	$1	$—	$(3)	$109

(for the six months ended June 30, in millions)
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$53	$—	$1	$(3)	$(8)	$43
All other corporate bonds	65	—	3	—	(2)	66
Total fixed maturities	$118	$—	$4	$(3)	$(10)	$109

	2013
(for the three months ended June 30, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$55	$—	$1	$—	$(1)	$55
All other corporate bonds	71	—	—	—	(1)	70
Total fixed maturities	$126	$—	$1	$—	$(2)	$125

(for the six months ended June 30, in millions)
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$55	$—	$2	$—	$(2)	$55
All other corporate bonds	72	—	—	—	(2)	70
Total fixed maturities	$127	$—	$2	$—	$(4)	$125

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At June 30, 2014 and December 31, 2013, the Company had $100 million and $0 notional value of open U.S. Treasury futures contracts, respectively.  Net realized investment gains in the three months ended June 30, 2014 and 2013 included net losses of $1 million and net gains of $134 million, respectively, related to U.S. Treasury futures contracts.  Net realized investment gains in the six months ended June 30, 2014 and 2013 included net losses of $0.2 million and net gains of $115 million, respectively, related to U.S. Treasury futures contracts.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

Fixed Maturities

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both June 30, 2014 and December 31, 2013.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

The pricing service utilized by the Company has indicated that it will only produce an estimate of fair value if there is objectively verifiable information to produce a valuation.  If the pricing service discontinues pricing an investment, the Company would be required to produce an estimate of fair value using some of the same methodologies as the pricing service but would have to make assumptions for any market-based inputs that were unavailable due to market conditions.

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

While the vast majority of the Company’s municipal bonds and corporate bonds are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $134 million and $94 million at June 30, 2014 and December 31, 2013, respectively. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $130 million and $161 million at June 30, 2014 and December 31, 2013, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

Other Investments

The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include mutual funds and other small holdings.  The $19 million fair value of these investments at both June 30, 2014 and December 31, 2013 was disclosed in Level 1.  At June 30, 2014 and December 31, 2013, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $36 million and $34 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at June 30, 2014 and December 31, 2013 in the amount disclosed in Level 3.

Derivatives

At June 30, 2014 and December 31, 2013, the Company held $9 million and $8 million, respectively, of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2 — fixed maturities.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at June 30, 2014 and December 31, 2013.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

(at June 30, 2014, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,094	$2,077	$17	$—
Obligations of states, municipalities and political subdivisions	35,025	—	35,012	13
Debt securities issued by foreign governments	2,582	—	2,582	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,326	—	2,275	51
All other corporate bonds	22,415	21	22,203	191
Redeemable preferred stock	141	—	132	9
Total fixed maturities	64,583	2,098	62,221	264

Equity securities
Common stock	699	699	—	—
Non-redeemable preferred stock	281	123	158	—
Total equity securities	980	822	158	—

Other investments	55	19	—	36
Total	$65,618	$2,939	$62,379	$300

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                   FAIR VALUE MEASUREMENTS, Continued

During the six months ended June 30, 2014, the Company had transfers of $1 million of obligations of states, municipalities and political subdivisions and $4 million of non-redeemable preferred stock from Level 1 to Level 2.  In addition, the Company had transfers of $10 million of non-redeemable preferred stock from Level 2 to Level 1.

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

The following tables present the changes in the Level 3 fair value category during the three months and six months ended June 30, 2014 and the twelve months ended December 31, 2013.

Three Months Ended June 30, 2014 (in millions)	Fixed Maturities	Other Investments	Total

Balance at March 31, 2014	$267	$37	$304
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	1	—	1
Reported in increases (decreases) in other comprehensive income	2	(1)	1
Purchases, sales and settlements/maturities:
Purchases	58	—	58
Sales	(1)	—	(1)
Settlements/maturities	(31)	—	(31)
Gross transfers into Level 3	—	—	—
Gross transfers out of Level 3	(32)	—	(32)
Balance at June 30, 2014	$264	$36	$300

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                 Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                   FAIR VALUE MEASUREMENTS, Continued

Six Months Ended June 30, 2014 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2013	$255	$34	$289
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	2	1	3
Reported in increases (decreases) in other comprehensive income	—	—	—
Purchases, sales and settlements/maturities:
Purchases	142	1	143
Sales	(1)	—	(1)
Settlements/maturities	(60)	—	(60)
Gross transfers into Level 3	—	—	—
Gross transfers out of Level 3	(74)	—	(74)
Balance at June 30, 2014	$264	$36	$300

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)         Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

Twelve Months Ended December 31, 2013 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2012	$230	$54	$284
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	4	12	16
Reported in increases (decreases) in other comprehensive income	(2)	1	(1)
Purchases, sales and settlements/maturities:
Purchases	180	—	180
Sales	(25)	(33)	(58)
Settlements/maturities	(83)	—	(83)
Gross transfers into Level 3	15	—	15
Gross transfers out of Level 3	(64)	—	(64)
Balance at December 31, 2013	$255	$34	$289

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)              Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                   FAIR VALUE MEASUREMENTS, Continued

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below.  The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value at June 30, 2014 and December 31, 2013, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.

(at June 30, 2014, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,818	$3,818	$1,290	$2,477	$51

Financial liabilities:
Debt	$6,247	$7,452	$—	$7,452	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2013, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,882	$3,882	$1,608	$2,215	$59

Financial liabilities:
Debt	$6,246	$7,123	$—	$7,123	$—
Commercial paper	$100	$100	$—	$100	$—

The Company utilized a pricing service to estimate fair value for approximately 97% of short-term securities at both June 30, 2014 and December 31, 2013.  A description of the process and inputs used by the pricing service to estimate fair value is discussed in the “Fixed Maturities” section above.  Estimates of fair value for U.S. Treasury securities and money market funds are based on market quotations received from the pricing service and are disclosed in Level 1 of the hierarchy.  The fair value of other short-term fixed maturity securities is estimated by the pricing service using observable market inputs and is disclosed in Level 2 of the hierarchy.  For short-term securities where an estimate is not obtained from the pricing service, the carrying value approximates fair value and is included in Level 3 of the hierarchy.

The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at both June 30, 2014 and December 31, 2013.  The pricing service utilizes market quotations for debt that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the fair value estimates are based on market observable inputs and disclosed in Level 2 of the hierarchy.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2014 or twelve months ended December 31, 2013.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at June 30, 2014 and December 31, 2013:

(in millions)	June 30, 2014	December 31, 2013
Business Insurance	$2,168	$2,168
Financial, Professional & International Insurance (1)	826	826
Personal Insurance	613	613
Other	27	27
Total	$3,634	$3,634

(1)                      Includes goodwill associated with the Company’s acquisition of Dominion in 2013, which is subject to the impact of changes   in foreign currency exchange rates.

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at June 30, 2014 and December 31, 2013:

(at June 30, 2014, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$460	$429	$31
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles (1)	201	121	80
Total intangible assets subject to amortization	661	550	111
Intangible assets not subject to amortization	217	—	217
Total other intangible assets	$878	$550	$328

(at December 31, 2013, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$460	$414	$46
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles (1)	201	113	88
Total intangible assets subject to amortization	661	527	134
Intangible assets not subject to amortization	217	—	217
Total other intangible assets	$878	$527	$351

(1)                      The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and,   as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013

Customer-related	$7	$8	$15	$15
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles	4	4	8	8
Total amortization expense	$11	$12	$23	$23

Intangible asset amortization expense is estimated to be $24 million for the remainder of 2014, $27 million in 2015, $10 million in 2016, $9 million in 2017, and $8 million in 2018.

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the six months ended June 30, 2014.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, December 31, 2013	$1,125	$197	$(431)	$(81)	$810

Other comprehensive income (OCI) before reclassifications	708	—	—	43	751
Amounts reclassified from AOCI	(19)	2	18	—	1
Net OCI, current period	689	2	18	43	752
Balance, June 30, 2014	$1,814	$199	$(413)	$(38)	$1,562

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following tables present the pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for the three months and six months ended June 30, 2014 and 2013.

(for the three months ended June 30, in millions)	2014	2013

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$518	$(1,790)
Income tax expense (benefit)	180	(621)
Net of taxes	338	(1,169)

Having credit losses recognized in the consolidated statement of income	1	(5)
Income tax expense (benefit)	—	(2)
Net of taxes	1	(3)

Net changes in benefit plan assets and obligations	15	26
Income tax expense	5	9
Net of taxes	10	17

Net changes in unrealized foreign currency translation	97	(73)
Income tax expense (benefit)	11	(22)
Net of taxes	86	(51)

Total other comprehensive income (loss)	631	(1,842)
Total income tax expense (benefit)	196	(636)
Total other comprehensive income (loss), net of taxes	$435	$(1,206)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

(for the six months ended June 30, in millions)	2014	2013

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$1,055	$(2,166)
Income tax expense (benefit)	366	(752)
Net of taxes	689	(1,414)

Having credit losses recognized in the consolidated statement of income	3	4
Income tax expense	1	1
Net of taxes	2	3

Net changes in benefit plan assets and obligations	30	54
Income tax expense	12	19
Net of taxes	18	35

Net changes in unrealized foreign currency translation	54	(169)
Income tax expense (benefit)	11	(29)
Net of taxes	43	(140)

Total other comprehensive income (loss)	1,142	(2,277)
Total income tax expense (benefit)	390	(761)
Total other comprehensive income (loss), net of taxes	$752	$(1,516)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following tables present the pretax and related income tax expense (benefit) components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income for the three months and six months ended June 30, 2014 and 2013.

(for the three months ended June 30, in millions)	2014	2013

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(24)	$(34)
Income tax expense (2)	(8)	(12)
Net of taxes	(16)	(22)

Having credit losses recognized in the consolidated statement of income (1)	1	1
Income tax benefit (2)	1	1
Net of taxes	—	—

Reclassification adjustment related to benefit plan assets and obligations (3)	15	25
Income tax benefit (2)	5	8
Net of taxes	10	17

Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Total reclassifications	(8)	(8)
Total income tax (expense) benefit	(2)	(3)
Total reclassifications, net of taxes	$(6)	$(5)

(1)         (Increases) decreases net realized investment gains on the consolidated statement of income.

(2)         (Increases) decreases income tax expense on the consolidated statement of income.

(3)         Increases (decreases) general and administrative expenses on the consolidated statement of income.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

(for the six months ended June 30, in millions)	2014	2013
Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(29)	$(51)
Income tax expense (2)	(10)	(18)
Net of taxes	(19)	(33)

Having credit losses recognized in the consolidated statement of income (1)	4	2
Income tax benefit (2)	2	1
Net of taxes	2	1

Reclassification adjustment related to benefit plan assets and obligations (3)	30	52
Income tax benefit (2)	12	18
Net of taxes	18	34

Reclassification adjustment related to foreign currency translation (1)	—	(3)
Income tax benefit (2)	—	—
Net of taxes	—	(3)

Total reclassifications	5	—
Total income tax benefit	4	1
Total reclassifications, net of taxes	$1	$(1)

(1)         (Increases) decreases net realized investment gains on the consolidated statement of income.

(2)         (Increases) decreases income tax expense on the consolidated statement of income.

(3)         Increases (decreases) general and administrative expenses on the consolidated statement of income.

7.                          COMMON SHARE REPURCHASES

During the three months and six months ended June 30, 2014, the Company repurchased 9.5 million and 17.3 million shares, respectively, under its share repurchase authorization, for a total cost of $875 million and $1.53 billion, respectively.  The average cost per share repurchased was $92.67 and $88.27, respectively.  At June 30, 2014, the Company had $3.23 billion of capacity remaining under the share repurchase authorization.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                       EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2014	2013	2014	2013

Basic and Diluted
Net income, as reported	$683	$925	$1,735	$1,821
Participating share-based awards — allocated income	(5)	(7)	(12)	(14)

Net income available to common shareholders — basic and diluted	$678	$918	$1,723	$1,807

Common Shares
Basic
Weighted average shares outstanding	343.0	375.9	346.9	376.8

Diluted
Weighted average shares outstanding	343.0	375.9	346.9	376.8
Weighted average effects of dilutive securities — stock options and performance shares	3.7	4.0	3.6	4.0

Total	346.7	379.9	350.5	380.8

Net Income per Common Share
Basic	$1.98	$2.44	$4.97	$4.80
Diluted	$1.95	$2.41	$4.91	$4.75

9.                                      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at June 30, 2014:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,967,953	$58.07	6.1 years	$287

Exercisable at end of period	5,137,812	$50.32	4.7 years	$225

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $31 million and $29 million for the three months ended June 30, 2014 and 2013, respectively, and $75 million and $70 million for the six months ended June 30, 2014 and 2013, respectively.  The related tax benefits recognized in the consolidated statement of income were $11 million and $10 million for the three months ended June 30, 2014 and 2013, respectively, and $26 million and $24 million for the six months ended June 30, 2014 and 2013, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2014 was $180 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2013 was $120 million, which was expected to be recognized over a weighted-average period of 1.7 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                                      SHARE-BASED INCENTIVE COMPENSATION, Continued

In February 2014, the Company’s board of directors approved The Travelers Companies, Inc. 2014 Stock Incentive Plan (2014 Incentive Plan) to replace, effective with shareholder approval, the Amended and Restated 2004 Stock Incentive Plan (2004 Incentive Plan), which was scheduled to expire in July 2014.  At the Company’s 2014 Annual Meeting of Shareholders on May 27, 2014, the shareholders approved the 2014 Incentive Plan.  Accordingly, the 2014 Incentive Plan became effective on that date and no further awards will be made under the 2004 Incentive Plan.  The 2014 Incentive Plan has substantially the same terms, other than the number of shares available, as the 2004 Incentive Plan and is effective through February 5, 2024.  The number of shares initially available for issuance under the 2014 Incentive Plan was 10,000,000 shares of common stock.  Shares of common stock subject to an award granted under the 2014 Incentive Plan or the prior 2004 Incentive Plan that expire unexercised, are forfeited, terminated or canceled and that do not result in the issuance of common stock, will be available for grant under the 2014 Incentive Plan.

10.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2014	2013	2014	2013

Net Periodic Benefit Cost:
Service cost	$28	$30	$—	$—
Interest cost on benefit obligation	37	33	3	2
Expected return on plan assets	(55)	(52)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	—	(1)
Net actuarial (gain) loss	16	26	(1)	—
Net periodic benefit cost	$26	$37	$2	$1

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2014	2013	2014	2013

Net Periodic Benefit Cost:
Service cost	$55	$59	$—	$—
Interest cost on benefit obligation	75	66	5	4
Expected return on plan assets	(109)	(104)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial (gain) loss	32	53	(1)	—
Net periodic benefit cost	$53	$74	$3	$3

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

Gain Contingency

On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re (American Re), and three other reinsurers.  By order dated October 22, 2010, the trial court corrected certain clerical errors and made certain clarifications to the August 17, 2010 order.  On October 25, 2010, judgment was entered against American Re and the other three insurers, awarding USF&G $420 million, comprising $251 million ceded under the terms of the disputed reinsurance contract plus interest of 9% amounting to $169 million as of that date.  The judgment, including the award of interest, was appealed by the reinsurers to the New York Supreme Court, Appellate Division, First Department.  On January 24, 2012, the Appellate Division affirmed the judgment.  On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of Appeals, and on March 12, 2012, the Appellate Division granted the reinsurers’ motion.  On February 7, 2013, the Court of Appeals issued an opinion that largely affirmed the summary judgment in USF&G’s favor, while modifying in part the summary judgment with respect to two discrete issues and remanding the case to the trial court for determination of those issues.  The Company believes it has a meritorious position on each of these issues and intends to pursue its claim vigorously.  On May 2, 2013, the Court of Appeals denied a motion by reinsurers to reconsider the February 7, 2013 opinion.  In November 2013, the Company entered into a settlement agreement with one of the reinsurers.  At June 30, 2014, the claim totaled $477 million, comprising the $238 million of reinsurance recoverable plus interest amounting to $239 million as of that date.  Interest will continue to accrue at 9% until the claim is paid. The $238 million of reinsurance recoverable owed to USF&G under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company’s consolidated balance sheet.  The interest that would be owed as part of any judgment ultimately entered in favor of USF&G is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.59 billion and $1.52 billion at June 30, 2014 and December 31, 2013, respectively.

Guarantees

In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the businesses being sold, covenants and obligations of the Company and/or its subsidiaries following the closing, and in certain cases obligations arising from undisclosed liabilities, adverse reserve development and imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law.  Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $467 million at June 30, 2014, of which $9 million was recognized on the balance sheet at that date.

The Company also has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various other indemnifications.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.  The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $150 million at June 30, 2014, approximately $75 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at June 30, 2014, all of which is indemnified by a third party.

12.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, which totaled $700 million at June 30, 2014.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$4,020	$1,908	$—	$—	$5,928
Net investment income	472	221	2	—	695
Fee income	111	1	—	—	112
Net realized investment gains (1)	5	11	—	—	16
Other revenues	32	2	—	—	34

Total revenues	4,640	2,143	2	—	6,785

Claims and expenses
Claims and claim adjustment expenses	2,569	1,257	—	—	3,826
Amortization of deferred acquisition costs	650	315	—	—	965
General and administrative expenses	697	300	4	—	1,001
Interest expense	12	—	80	—	92

Total claims and expenses	3,928	1,872	84	—	5,884

Income (loss) before income taxes	712	271	(82)	—	901
Income tax expense (benefit)	186	60	(28)	—	218
Net income of subsidiaries	—	—	737	(737)	—

Net income	$526	$211	$683	$(737)	$683

(1) Total other-than-temporary impairment (OTTI) for the three months ended June 30, 2014, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI gains (losses)	$(1)	$—	$—	$—	$(1)
OTTI losses recognized in net realized investment gains	$(1)	$—	$—	$—	$(1)
OTTI gains recognized in OCI	$—	$—	$—	$—	$—

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

(2) The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$7,964	$3,787	$—	$—	$11,751
Net investment income	972	456	3	—	1,431
Fee income	218	1	—	—	219
Net realized investment gains (1)	6	9	2	—	17
Other revenues	65	10	—	—	75

Total revenues	9,225	4,263	5	—	13,493

Claims and expenses
Claims and claim adjustment expenses	4,790	2,351	—	—	7,141
Amortization of deferred acquisition costs	1,285	630	—	—	1,915
General and administrative expenses	1,310	565	7	—	1,882
Interest expense	24	—	160	—	184

Total claims and expenses	7,409	3,546	167	—	11,122

Income (loss) before income taxes	1,816	717	(162)	—	2,371
Income tax expense (benefit)	507	185	(56)	—	636
Net income of subsidiaries	—	—	1,841	(1,841)	—

Net income	$1,309	$532	$1,735	$(1,841)	$1,735

(1) Total other-than-temporary impairment (OTTI) for the six months ended June 30, 2014, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI gains	$(3)	$(5)	$—	$—	$(8)
OTTI losses recognized in net realized investment gains (losses)	$(5)	$(5)	$—	$—	$(10)
OTTI gains recognized in OCI	$2	$—	$—	$—	$2

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

(2) The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended June 30, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$526	$211	$683	$(737)	$683

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	359	155	4	—	518
Having credit losses recognized in the consolidated statement of income	2	(1)	—	—	1
Net changes in benefit plan assets and obligations	—	—	15	—	15
Net changes in unrealized foreign currency translation	51	46	—	—	97
Other comprehensive income before income taxes and other comprehensive income of subsidiaries	412	200	19	—	631
Income tax expense	129	61	6	—	196
Other comprehensive income net of taxes, before other comprehensive income of subsidiaries	283	139	13	—	435
Other comprehensive income of subsidiaries	—	—	422	(422)	—
Other comprehensive income	283	139	435	(422)	435
Comprehensive income	$809	$350	$1,118	$(1,159)	$1,118

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

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the six months ended June 30, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$1,309	$532	$1,735	$(1,841)	$1,735

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	750	301	4	—	1,055
Having credit losses recognized in the consolidated statement of income	9	(6)	—	—	3
Net changes in benefit plan assets and obligations	—	—	30	—	30
Net changes in unrealized foreign currency translation	26	28	—	—	54
Other comprehensive income before income taxes and other comprehensive income of subsidiaries	785	323	34	—	1,142
Income tax expense	272	106	12	—	390
Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	513	217	22	—	752
Other comprehensive income of subsidiaries	—	—	730	(730)	—
Other comprehensive income	513	217	752	(730)	752
Comprehensive income	$1,822	$749	$2,487	$(2,571)	$2,487

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

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At June 30, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $61,841)	$44,292	$20,251	$40	$—	$64,583
Equity securities, available for sale, at fair value (cost $648)	302	541	137	—	980
Real estate investments	55	899	—	—	954
Short-term securities	1,516	539	1,763	—	3,818
Other investments	2,607	998	1	—	3,606
Total investments	48,772	23,228	1,941	—	73,941
Cash	167	143	1	—	311
Investment income accrued	483	223	4	—	710
Premiums receivable	4,400	2,189	—	—	6,589
Reinsurance recoverables	6,250	3,258	—	—	9,508
Ceded unearned premiums	637	125	—	—	762
Deferred acquisition costs	1,621	258	—	—	1,879
Contractholder receivables	3,264	1,107	—	—	4,371
Goodwill	2,619	1,015	—	—	3,634
Other intangible assets	234	94	—	—	328
Investment in subsidiaries	—	—	29,105	(29,105)	—
Other assets	2,180	90	508	—	2,778
Total assets	$70,627	$31,730	$31,559	$(29,105)	$104,811
Liabilities
Claims and claim adjustment expense reserves	$33,569	$17,287	$—	$—	$50,856
Unearned premium reserves	8,301	3,788	—	—	12,089
Contractholder payables	3,264	1,107	—	—	4,371
Payables for reinsurance premiums	224	173	—	—	397
Deferred taxes	109	73	57	—	239
Debt	692	—	5,655	—	6,347
Other liabilities	3,899	753	328	—	4,980
Total liabilities	50,058	23,181	6,040	—	79,279
Shareholders’ equity
Common stock (1,750.0 shares authorized; 339.0 shares issued and outstanding)	—	390	21,694	(390)	21,694
Additional paid-in capital	11,634	6,502	—	(18,136)	—
Retained earnings	7,655	1,017	25,649	(8,659)	25,662
Accumulated other comprehensive income	1,280	640	1,562	(1,920)	1,562
Treasury stock, at cost (419.5 shares)	—	—	(23,386)	—	(23,386)
Total shareholders’ equity	20,569	8,549	25,519	(29,105)	25,532
Total liabilities and shareholders’ equity	$70,627	$31,730	$31,559	$(29,105)	$104,811

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

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,309	$532	$1,735	$(1,841)	$1,735
Net adjustments to reconcile net income to net cash provided by operating activities	(154)	(317)	305	(241)	(407)
Net cash provided by operating activities	1,155	215	2,040	(2,082)	1,328

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,005	1,909	1	—	4,915
Proceeds from sales of investments:
Fixed maturities	415	369	1	—	785
Equity securities	57	34	4	—	95
Real estate investments	—	5	—	—	5
Other investments	196	142	—	—	338
Purchases of investments:
Fixed maturities	(3,399)	(2,046)	(4)	—	(5,449)
Equity securities	(3)	(32)	(5)	—	(40)
Real estate investments	(21)	(15)	—	—	(36)
Other investments	(154)	(72)	—	—	(226)
Net sales (purchases) of short-term securities	347	(47)	(240)	—	60
Securities transactions in course of settlement	113	91	—	—	204
Acquisitions, net of cash acquired	(9)	(3)	—	—	(12)
Other	(147)	(5)	—	—	(152)
Net cash provided by (used in) investing activities	400	330	(243)	—	487

Cash flows from financing activities
Dividends paid to shareholders	—	—	(365)	—	(365)
Issuance of common stock — employee share options	—	—	122	—	122
Treasury stock acquired — share repurchase authorization	—	—	(1,525)	—	(1,525)
Treasury stock acquired — net employee share-based compensation	—	—	(55)	—	(55)
Excess tax benefits from share-based payment arrangements	—	—	24	—	24
Dividends paid to parent company	(1,525)	(557)	—	2,082	—
Net cash used in financing activities	(1,525)	(557)	(1,799)	2,082	(1,799)

Effect of exchange rate changes on cash	—	1	—	—	1
Net increase (decrease) in cash	30	(11)	(2)	—	17
Cash at beginning of year	137	154	3	—	294
Cash at end of period	$167	$143	$1	$—	$311
Supplemental disclosure of cash flow information
Income taxes paid (received)	$570	$205	$(48)	$—	$727
Interest paid	$24	$—	$159	$—	$183

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

FINANCIAL HIGHLIGHTS

2014 Second Quarter Consolidated Results of Operations

•                   Net income of $683 million, or $1.98 per share basic and $1.95 per share diluted

•                   Net earned premiums of $5.93 billion

•                   Catastrophe losses of $436 million ($284 million after-tax)

•                   Net favorable prior year reserve development of $183 million ($122 million after-tax)

•                   Combined ratio of 95.1%

•                   Net investment income of $695 million ($553 million after-tax)

•                   Operating cash flows of $625 million

2014 Second Quarter Consolidated Financial Condition

•                   Total investments of $73.94 billion; fixed maturities and short-term securities comprised 93% of total investments

•                   Total assets of $104.81 billion

•                   Total debt of $6.35 billion, resulting in a debt-to-total capital ratio of 19.9% (21.3% excluding net unrealized investment gains, net of tax)

•                   Repurchased 9.5 million common shares for total cost of $875 million under the publicly-announced share repurchase authorization

•                   Shareholders’ equity of $25.53 billion

•                   Net unrealized investment gains of $3.09 billion ($2.01 billion after-tax)

•                   Book value per common share of $75.32

•                   Holding company liquidity of $1.83 billion

Realignment of Reportable Business Segments

On June 10, 2014, the Company announced a realignment of two of its three business segments, effective July 1, 2014. The discussion of segment results herein is based on the Company’s former reportable business segment structure as it existed on June 30, 2014.

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2014	2013	2014	2013

Revenues
Premiums	$5,928	$5,603	$11,751	$11,120
Net investment income	695	687	1,431	1,357
Fee income	112	82	219	179
Net realized investment gains	16	167	17	177
Other revenues	34	135	75	169
Total revenues	6,785	6,674	13,493	13,002

Claims and expenses
Claims and claim adjustment expenses	3,826	3,530	7,141	6,683
Amortization of deferred acquisition costs	965	950	1,915	1,898
General and administrative expenses	1,001	931	1,882	1,846
Interest expense	92	86	184	178
Total claims and expenses	5,884	5,497	11,122	10,605

Income before income taxes	901	1,177	2,371	2,397
Income tax expense	218	252	636	576
Net income	$683	$925	$1,735	$1,821

Net income per share
Basic	$1.98	$2.44	$4.97	$4.80
Diluted	$1.95	$2.41	$4.91	$4.75

Combined ratio
Loss and loss adjustment expense ratio	63.6%	62.3%	59.9%	59.3%
Underwriting expense ratio	31.5	32.0	30.6	32.1
Combined ratio	95.1%	94.3%	90.5%	91.4%
Incremental impact of direct to consumer initiative on combined ratio	0.5%	0.5%	0.5%	0.6%

The following discussions of the Company’s net income and segment operating income are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.  For definitions of “combined ratio,” “loss and loss adjustment expense ratio,” “underwriting expense ratio” and other related ratios, see “Part II — Item 5 — Other Information” in this report.

Overview

Diluted net income per share of $1.95 in the second quarter of 2014 decreased by 19% from diluted net income per share of $2.41 in the same period of 2013.  Net income of $683 million in the second quarter of 2014 decreased by 26% from net income of $925 million in the same period of 2013.  The lower rate of decrease in diluted net income per share reflected the impact of share repurchases in recent periods.  The decrease in net income in the second quarter of 2014 compared with the same period of 2013 primarily reflected the pretax impacts of (i) a decrease in net realized investment gains, (ii) a decline in other revenues, (iii) an increase in catastrophe losses and (iv) slightly lower net favorable prior year reserve development, partially offset by (v) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”) and (vi) higher net investment income.  Catastrophe losses in the second quarters of 2014 and 2013 were $436 million and $340 million, respectively.  Net favorable prior year reserve development in the second quarters of 2014 and 2013 was $183 million and $192 million, respectively.  The improvement in underlying underwriting margins primarily resulted from the impact of earned pricing that exceeded loss cost trends in each of the Company’s business segments, partially offset by higher non-catastrophe weather-related losses.  Partially offsetting this net pretax decrease was the related reduction in income tax expense.  Additionally, net income in the second quarter of 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters.  The effective tax rate in the second quarter of 2014 was higher than in the same period in 2013.  This resulted from the impact of the reduction in income tax expense in the second quarter of 2013 resulting from the resolution of prior year tax matters, partially offset by interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a higher percentage of pretax income in the second quarter of 2014.

Diluted net income per share of $4.91 in the first six months of 2014 increased by 3% over diluted net income per share of $4.75 in the same period of 2013.  Net income of $1.74 billion in the first six months of 2014 decreased by 5% from net income of $1.82 billion in the same period of 2013.  The increase in diluted net income per share as compared with the decrease in net income reflected the impact of share repurchases in recent periods.  The decrease in net income primarily reflected the pretax impacts of (i) a decrease in net realized investment gains, (ii) higher catastrophe losses and (iii) a decline in other revenues, partially offset by (iv) higher underlying underwriting margins, (v) higher net investment income and (vi) an increase in net favorable prior year reserve development.  Catastrophe losses in the first six months of 2014 and 2013 were $585 million and $439 million, respectively.  Net favorable prior year reserve development in the first six months of 2014 and 2013 was $477 million and $423 million, respectively.  The improvement in underlying underwriting margins primarily resulted from the impact of earned pricing that exceeded loss cost trends in each of the Company’s business segments, partially offset by higher non-catastrophe weather-related losses.  Partially offsetting this net pretax decrease was the related reduction in income tax expense.  Additionally, net income in the first six months of 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters.  The effective tax rate in the first six months of 2014 was higher than in the same period in 2013.  This resulted primarily from the impact of the reduction in income tax expense in the second quarter of 2013 resulting from the resolution of prior year tax matters.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2014 were $5.93 billion, $325 million or 6% higher than in the same period of 2013.  Earned premiums in the first six months of 2014 were $11.75 billion, $631 million or 6% higher than in the same period of 2013.  The increase in earned premiums in both periods of 2014 primarily reflected the impact of the acquisition of Dominion on November 1, 2013.  In the Business Insurance segment, earned premiums in the second quarter and first six months of 2014 both increased by 2% over the respective periods of 2013.  In the Financial, Professional & International Insurance segment, earned premiums in the second quarter and first six months of 2014 increased by 45% and 44% over the respective periods of 2013, primarily reflecting the impact of the acquisition of Dominion.  In the Personal Insurance segment, earned premiums in the second quarter and first six months of 2014 decreased by 3% and 4% from the respective periods of 2013.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013

Average investments (1)	$71,880	$69,701	$72,010	$69,903
Pretax net investment income	695	687	1,431	1,357
After-tax net investment income	553	551	1,135	1,093
Average pretax yield (2)	3.9%	3.9%	4.0%	3.9%
Average after-tax yield (2)	3.1%	3.2%	3.2%	3.1%

(1)                  Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses, net of tax.

Net investment income in the second quarter of 2014 was $695 million, $8 million or 1% higher than in the same period of 2013.  Net investment income in the first six months of 2014 was $1.43 billion, $74 million or 5% higher than in the same period of 2013.  Net investment income from fixed maturity investments in the second quarter and first six months of 2014 was $562 million and $1.14 billion, respectively, $12 million and $18 million lower, respectively, than in the same periods of 2013, primarily resulting from lower long-term reinvestment yields available in the market, partially offset by the impact of the acquisition of Dominion.  Net investment income generated by non-fixed maturity investments in the second quarter and first six months of 2014 was $140 million and $303 million, respectively, $20 million and $91 million higher, respectively, than in the same periods of 2013, primarily driven by higher returns from the Company’s private equity investments in both periods, as well as higher returns from real estate partnership investments in the first quarter of 2014.

Fee Income

The National Accounts market in the Business Insurance segment is the primary source of the Company’s fee-based business.  The $30 million and $40 million increases in fee income in the second quarter and first six months of 2014, respectively, compared with the same periods of 2013 are discussed in the Business Insurance segment discussion that follows.

Net Realized Investment Gains

The following table sets forth information regarding the Company’s net realized investment gains.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013

Net Realized Investment Gains
Other-than-temporary impairment losses	$(1)	$(2)	$(10)	$(7)
Other net realized investment gains	17	169	27	184
Net realized investment gains	$16	$167	$17	$177

Other net realized investment gains in the second quarter and first six months of 2013 included $134 million and $115 million, respectively, of net realized gains associated with U.S. Treasury futures contracts, which require daily mark-to-market settlement and are used from time to time to shorten the duration of the Company’s fixed maturity investment portfolio.

Other Revenues

Other revenues in the second quarter and first six months of 2013 included a $91 million gain from the settlement of a legal proceeding.  The remainder of other revenues in all periods presented primarily consisted of premium installment charges.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2014 were $3.83 billion, $296 million or 8% higher than in the same period of 2013, primarily reflecting (i) the impact of the acquisition of Dominion, (ii) an increase in catastrophe losses, (iii) higher non-catastrophe weather-related losses, (iv) the impact of loss cost trends and (v) slightly lower net favorable prior year reserve development.  Catastrophe losses in the second quarters of both 2014 and 2013 primarily resulted from wind and hail storms in several regions of the United States.  In addition, catastrophe losses in the second quarter of 2013 included losses from floods in Alberta, Canada.

Claims and claim adjustment expenses in the first six months of 2014 were $7.14 billion, $458 million or 7% higher than in the same period of 2013, primarily reflecting the same factors described above, except that net favorable prior year reserve development in the first six months of 2014 was higher than in the same period of 2013.  Catastrophe losses in the first six months of 2014 included the second quarter storms in the United States, as well as a winter storm in the Mid-Atlantic, Midwestern and Southeastern regions of the United States in the first quarter of 2014.  Catastrophe losses in the first six months of 2013 included the second quarter storms in the United States and floods in Canada described above, as well as tornadoes and hail storms in the Southeastern United States in the first quarter of 2013.  Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in more detail in the segment discussions that follow.

Significant Catastrophe Losses

The following table presents for significant catastrophes the amount of losses recorded in the three months and six months ended June 30, 2014 and 2013, and the amount of related net unfavorable (favorable) prior period reserve development recognized in subsequent periods, as well as the estimate of ultimate losses at June 30, 2014 and December 31, 2013 for the significant catastrophes presented.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  For a further description of the Company’s significant catastrophes, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Overview” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

	For The Three Months Ended June 30,		For The Six Months Ended June 30,		Estimated Ultimate Losses
(in millions, pretax and net of reinsurance)	2014	2013	2014	2013	June 30, 2014	December 31, 2013
2012
Property Claim Services (PCS) Serial Number:
67 – Severe wind and hail storms	$—	$1	$(2)	$3	$136	$138
74 – Severe wind and hail storms	(1)	(12)	3	(9)	154	151
76 – Severe wind and hail storms	(3)	(7)	(3)	(15)	135	138
83 – Severe wind storms	(1)	6	(8)	6	130	138
90 – Storm Sandy	(2)	(4)	(6)	(18)	966	972

2013
PCS Serial Number:
93 – Severe wind and hail storms	1	16	—	115	114	114
15 – Severe wind and hail storms	1	96	1	96	129	128

2014
PCS Serial Number:
32 – Winter storm	3	n/a	152	n/a	152	n/a
40 – Severe wind and hail storms	105	n/a	105	n/a	105	n/a
43 – Severe wind and hail storms	116	n/a	116	n/a	116	n/a

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2014 was $965 million, $15 million or 2% higher than in the same period of 2013.  Amortization of deferred acquisition costs in the first six months of 2014 was $1.92 billion, $17 million or 1% higher than in the same 2013 period.  The increase in both periods of 2014 primarily resulted from the impact of the acquisition of Dominion, partially offset by declines in the Personal Insurance segment.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2014 were $1.00 billion, $70 million or 8% higher than in the same period of 2013.  General and administrative expenses in the first six months of 2014 were $1.88 billion, $36 million or 2% higher than in the same period of 2013.  The increase in the second quarter of 2014 primarily reflected the impact of the acquisition of Dominion.  The increase in the first six months of 2014 primarily reflected the impact of the acquisition of Dominion, partially offset by a $76 million reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums that resulted from a change in state law that took effect in the first quarter of 2014.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the second quarter and first six months of 2014 was $92 million and $184 million, respectively, compared with $86 million and $178 million in the same respective periods of 2013.  The increases in both periods of 2014 reflected higher average levels of debt outstanding.

Income Tax Expense

Income tax expense in the second quarter of 2014 was $218 million, $34 million or 13% lower than in the same period of 2013, primarily reflecting the tax effects of the $276 million decrease in income before income taxes, partially offset by the impact of a $63 million reduction in income tax expense in the second quarter of 2013 resulting from the resolution of prior year tax matters.  Income tax expense in the first six months of 2014 was $636 million, $60 million or 10% higher than in the same period of 2013, primarily reflecting the impact of the resolution of prior year tax matters in the second quarter of 2013.

The Company’s effective tax rates in the second quarter and first six months of 2014 were 24% and 27%, respectively.  In the second quarter and first six months of 2013, the Company’s effective tax rates were 21% and 24%, respectively.  The effective tax rates in all periods were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  In addition, the effective tax rates in the second quarter and first six months of 2013 were reduced by the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 95.1% in the second quarter of 2014 was 0.8 points higher than the combined ratio of 94.3% in the same period of 2013.  The combined ratio of 90.5% in the first six months of 2014 was 0.9 points lower than the combined ratio of 91.4% in the same period of 2013.  The increase in the second quarter of 2014 primarily reflected the impact of higher catastrophe losses.  The decrease in the first six months of 2014 primarily reflected the impacts of a lower underwriting expense ratio, partially offset by a higher loss and loss adjustment expense ratio primarily driven by higher catastrophe losses.

The loss and loss adjustment expense ratio of 63.6% in the second quarter of 2014 was 1.3 points higher than the loss and loss adjustment expense ratio of 62.3% in the same period of 2013.  Catastrophe losses accounted for 7.3 points and 6.1 points of the 2014 and 2013 second quarter loss and loss adjustment expense ratios, respectively.  Net favorable prior year reserve development in the second quarters of 2014 and 2013 provided 3.1 points and 3.5 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development (“underlying loss and loss adjustment expense ratio”) in the second quarter of 2014 was 0.3 points lower than the 2013 second quarter ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The loss and loss adjustment expense ratio of 59.9% in the first six months of 2014 was 0.6 points higher than the loss and loss adjustment expense ratio of 59.3% in the same period of 2013.  Catastrophe losses accounted for 5.0 points and 3.9 points of the 2014 and 2013 six-month loss and loss adjustment expense ratios, respectively.  Net favorable prior year reserve development in the first six months of 2014 and 2013 provided 4.1 points and 3.8 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The 2014 six-month underlying loss and loss adjustment expense ratio was 0.2 points lower than the 2013 six-month ratio on the same basis, reflecting the same factors discussed above for the second quarter of 2014.

The underwriting expense ratio of 31.5% for the second quarter of 2014 was 0.5 points lower than the underwriting expense ratio of 32.0% in the same period of 2013, primarily reflecting lower commission expenses in the Personal Insurance segment.  In the first six months of 2014, the underwriting expense ratio of 30.6% was 1.5 points lower than the underwriting expense ratio of 32.1% in the same 2013 period.  The underwriting expense ratio in the first six months of 2014 benefited from the reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums described above.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013

Business Insurance	$3,379	$3,344	$7,047	$6,970
Financial, Professional & International Insurance	1,224	906	2,308	1,705
Personal Insurance	1,916	1,997	3,565	3,760
Total	$6,519	$6,247	$12,920	$12,435

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013

Business Insurance	$3,101	$3,068	$6,405	$6,328
Financial, Professional & International Insurance	1,168	849	2,118	1,496
Personal Insurance	1,893	1,907	3,512	3,597
Total	$6,162	$5,824	$12,035	$11,421

Gross and net written premiums in the second quarter of 2014 increased by 4% and 6%, respectively, over the same period of 2013.  Gross and net written premiums in the first six months of 2014 increased by 4% and 5%, respectively, over the same period of 2013.  The increases in both periods of 2014 primarily reflected the impact of the acquisition of Dominion.  Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

On June 10, 2014, the Company announced a realignment of its management team that gave rise to a realignment of two of its three business segments, effective July 1, 2014.  The Company’s International Insurance group, which had previously been included in the Financial, Professional & International Insurance segment, will be combined with the Company’s previous Business Insurance segment to create a new Business & International Insurance segment.  The Bond & Financial Products group, which was the remaining business in the Financial, Professional & International Insurance segment, will now comprise the new Bond & Financial Products segment.  The Personal Insurance segment will not be impacted by these changes.  The changes were designed to reflect the realignment of the Company’s management team and the manner in which the Company’s businesses are managed effective July 1, 2014, and represent an aggregation of products and services based on type of customer, how the business is marketed and the manner in which risks are underwritten.  The newly aligned segments will be presented in the Company’s financial statements beginning with the period ending September 30, 2014 and the prior periods presented will be restated to conform to the new presentation.  The following discussion of segment results is based on the Company’s reportable business segment structure as it existed on June 30, 2014.

Business Insurance

Results of the Company’s Business Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013

Revenues
Earned premiums	$3,067	$3,018	$6,083	$5,960
Net investment income	496	502	1,026	989
Fee income	111	82	218	179
Other revenues	8	114	16	127
Total revenues	$3,682	$3,716	$7,343	$7,255

Total claims and expenses	$3,156	$3,000	$5,918	$5,741

Operating income	$409	$579	$1,062	$1,169

Loss and loss adjustment expense ratio	68.2%	65.3%	64.0%	61.6%
Underwriting expense ratio	30.8	30.9	29.4	31.3
Combined ratio	99.0%	96.2%	93.4%	92.9%

Overview

Operating income in the second quarter of 2014 was $409 million, $170 million or 29% lower than operating income of $579 million in the same period of 2013.  The decrease in operating income in the second quarter of 2014 compared with the same period of 2013 primarily reflected the pretax impacts of (i) a decline in other revenues, (ii) an increase in catastrophe losses, (iii) a decline in net favorable prior year reserve development and (iv) a slight decline in net investment income, partially offset by (v) higher underlying underwriting margins.  Catastrophe losses in the second quarters of 2014 and 2013 were $236 million and $148 million, respectively.  Net favorable prior year reserve development in the second quarters of 2014 and 2013 was $25 million and $55 million, respectively.  The improvement in underlying underwriting margins primarily resulted from earned pricing that exceeded loss cost trends, partially offset by higher non-catastrophe weather-related losses.  Partially offsetting this net pretax decrease in operating income was the related reduction in income tax expense.  In addition, operating income in the second quarter of 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters.  The effective tax rate in the second quarter of 2014 was higher than in the same period in 2013.  This resulted from the impact of the reduction in income tax expense in the second quarter of 2013 resulting from the resolution of prior year tax matters, partially offset by interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a higher percentage of pretax income in the second quarter of 2014.

Operating income in the first six months of 2014 was $1.06 billion, $107 million or 9% lower than operating income of $1.17 billion in the same period of 2013, primarily reflecting the same factors described above, except that net investment income in the first six months of 2014 was higher than in the same period of 2013.  Catastrophe losses in the first six months of 2014 and 2013 were $316 million and $183 million, respectively.  Net favorable prior year reserve development in the first six months of 2014 and 2013 was $118 million and $168 million, respectively.  Underlying underwriting margins in the first six months of 2014 also benefited from a $76 million reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums in the first quarter of 2014.

Earned Premiums

Earned premiums in the second quarter of 2014 were $3.07 billion, $49 million or 2% higher than in the same period of 2013.  Earned premiums in the first six months of 2014 were $6.08 billion, $123 million or 2% higher than in the same period of 2013.  The increases in both periods of 2014 primarily reflected the impact of an increase in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the second quarter of 2014 was $496 million, $6 million or 1% lower than in the same 2013 period.  Net investment income in the first six months of 2014 was $1.03 billion, $37 million or 4% higher than in the same period of 2013.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the second quarter and first six months of 2014 compared with the same periods of 2013.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the second quarter and first six months of 2014 increased by $29 million and $39 million over the respective periods of 2013, driven by the impact of higher serviced premium volume in workers’ compensation residual market pools and higher claim volume in the large deductible business.

Other Revenues

Other revenues in the second quarter and first six months of 2013 included a $91 million gain from the settlement of a legal proceeding.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2014 were $2.14 billion, $134 million or 7% higher than in the same period of 2013.  The increase in 2014 primarily reflected (i) an increase in catastrophe losses, (ii) a decline in net favorable prior year reserve development, (iii) higher non-catastrophe weather-related losses and (iv) the impact of loss cost trends, partially offset by (v) the impact of a modest decline in volumes of insured exposures.  Net favorable prior year reserve development in the second quarter of 2014 was primarily driven by better than expected loss experience in the general liability product line related to excess coverages for accident years 2008 through 2012, reflecting more favorable legal and judicial environments than what the Company previously expected.  Net favorable prior year reserve development in the second quarter of 2013 was primarily driven by better than expected loss experience in the general liability product line related to excess coverages for accident years 2004 through 2009, reflecting more favorable legal and judicial environments than what the Company previously expected.  These factors contributing to net favorable prior year reserve development in the second quarters of 2014 and 2013 were partially offset by $87 million and $65 million increases, respectively, to environmental reserves, which are discussed in further detail in the “Environmental Claims and Litigation” section herein.

Claims and claim adjustment expenses in the first six months of 2014 were $3.99 billion, $238 million or 6% higher than in the same period of 2013.  Claims and claim adjustment expenses in the first six months of 2014 were impacted by the same factors described above for the second quarter of 2014.  Net favorable prior year reserve development in the first six months of 2014 was primarily driven by the same factors described above for the second quarter and by better than expected loss experience for the property product line for accident years 2010 through 2013 related to non-catastrophe and catastrophe losses, partially offset by higher than expected loss experience for liability coverages in the commercial multi-peril product line for accident years 2010 through 2013.  Net favorable prior year reserve development in the first six months of 2013 was primarily driven by better than expected loss experience in the general liability product line related to excess coverages for accident years 2004 through 2010, reflecting more favorable legal and judicial environments than what the Company previously expected, and by better than expected loss experience for the property product line for accident years 2010 through 2012.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2014 was $479 million, $2 million or less than 1% lower than in the same period of 2013.  Amortization of deferred acquisition costs in the first six months of 2014 was $950 million, $6 million or 1% lower than in the same 2013 period.  The decreases in both periods of 2014 primarily reflected a modest change in business mix.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2014 were $535 million, $24 million or 5% higher than in the same period of 2013.  General and administrative expenses in the first six months of 2014 were $973 million, $55 million or 5% lower than in the same period of 2013, primarily reflecting a $76 million reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums in the first quarter of 2014.

Income Tax Expense

Income tax expense in the second quarter of 2014 was $117 million, $20 million or 15% lower than in the same period of 2013, primarily reflecting the tax effects of the $190 million decline in pre-tax operating income, partially offset by the impact of a $43 million reduction in income tax expense in the second quarter of 2013 resulting from the resolution of prior year tax matters.  Income tax expense in the first six months of 2014 was $363 million, $18 million or 5% higher than in the same period of 2013, primarily reflecting the impact of the resolution of prior year tax matters in the second quarter of 2013, partially offset by the tax effects of the $89 million decline in pre-tax operating income.

Combined Ratio

The combined ratio of 99.0% in the second quarter of 2014 was 2.8 points higher than the combined ratio of 96.2% in the same period of 2013.  The combined ratio of 93.4% in the first six months of 2014 was 0.5 points higher than the combined ratio of 92.9% in the same period of 2013.  The increases in both periods of 2014 primarily reflected the impact of higher catastrophe losses.

The loss and loss adjustment expense ratio of 68.2% in the second quarter of 2014 was 2.9 points higher than the loss and loss adjustment expense ratio of 65.3% in the same period of 2013.  Catastrophe losses in the second quarters of 2014 and 2013 accounted for 7.7 points and 4.9 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the second quarters of 2014 and 2013 provided 0.8 points and 1.8 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2014 second quarter underlying loss and loss adjustment expense ratio was 0.9 points lower than the 2013 ratio on the same basis, reflecting the improvement in underlying underwriting margins discussed in the “Overview” section above.

The loss and loss adjustment expense ratio of 64.0% in the first six months of 2014 was 2.4 points higher than the loss and loss adjustment expense ratio of 61.6% in the same period of 2013.  Catastrophe losses in the first six months of 2014 and 2013 accounted for 5.2 points and 3.1 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first six months of 2014 and 2013 provided 1.9 points and 2.8 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first six months of 2014 was 0.6 points lower than the 2013 ratio on the same basis, reflecting the same factors discussed above for the second quarter of 2014.

The underwriting expense ratio of 30.8% for the second quarter of 2014 was virtually level with the underwriting expense ratio of 30.9% in the same period of 2013.  In the first six months of 2014, the underwriting expense ratio of 29.4% was 1.9 points lower than the underwriting expense ratio of 31.3% in the same 2013 period, primarily reflecting a reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums described above.

Written Premiums

The Business Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013

Select Accounts	$717	$722	$1,448	$1,460
Commercial Accounts	772	757	1,712	1,712
National Accounts	368	361	853	807
Industry-Focused Underwriting	688	664	1,445	1,396
Target Risk Underwriting	610	608	1,157	1,158
Specialized Distribution	224	232	432	437
Total Business Insurance	$3,379	$3,344	$7,047	$6,970

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013

Select Accounts	$705	$709	$1,423	$1,433
Commercial Accounts	738	732	1,631	1,640
National Accounts	243	242	543	519
Industry-Focused Underwriting	678	653	1,410	1,352
Target Risk Underwriting	513	500	967	948
Specialized Distribution	224	232	431	436
Total Business Insurance	$3,101	$3,068	$6,405	$6,328

Gross and net written premiums in the second quarter of 2014 both increased by 1% over the same period of 2013.  Gross and net written premiums in the first six months of 2014 also both increased by 1% over the same period of 2013.  In the second quarter and first six months of 2014, business retention rates remained strong and were slightly higher than in the same periods of 2013.  Renewal premium changes remained positive in the second quarter and first six months of 2014 but were lower than in the same periods of 2013, primarily due to a decline in renewal rate changes.  Renewal rate changes approximated expected loss cost trends.  New business premiums in the second quarter of 2014 increased over the same period of 2013, while new business premiums in the first six months of 2014 decreased from the same period of 2013.

Select Accounts.  Net written premiums of $705 million in the second quarter of 2014 decreased by less than 1% from the same period of 2013.  Net written premiums of $1.42 billion in the first six months of 2014 also decreased by less than 1% from the same period of 2013.  Business retention rates in the second quarter and first six months of 2014 remained strong and were higher than in the same periods of 2013.  Renewal premium changes in the second quarter and first six months of 2014 remained positive but were lower than in the same periods of 2013, primarily due to lower renewal rate changes.  New business premiums in the second quarter and first six months of 2014 decreased slightly from the same periods of 2013.

Commercial Accounts.  Net written premiums of $738 million in the second quarter of 2014 increased by 1% over the same period of 2013.  Net written premiums of $1.63 billion in the first six months of 2014 decreased by less than 1% from the same period of 2013.  Business retention rates in the second quarter and first six months of 2014 remained strong and increased over the same periods of 2013.  Renewal premium changes in the second quarter and first six months of 2014 remained positive but were lower than in the same periods of 2013, primarily due to lower renewal rate changes.  New business premiums in the second quarter of 2014 increased over the same period of 2013, while new business premiums in the first six months of 2014 decreased from the same period of 2013.

National Accounts.  Net written premiums of $243 million in the second quarter of 2014 were slightly higher than in the same period of 2013.  Net written premiums of $543 million in the first six months of 2014 increased by 5% over the same period of 2013.  Business retention rates in the second quarter and first six months of 2014 remained strong but were lower than in the same periods of 2013.  Renewal premium changes in the second quarter of 2014 remained positive and were virtually level with the same period of 2013.  Renewal premium changes in the first six months of 2014 remained positive and were higher than in the same period of 2013.  New business premiums in the second quarter and first six months of 2014 decreased from the same periods of 2013.  Growth in workers’ compensation residual market pools also contributed to premium growth in the first six months of 2014.

Industry-Focused Underwriting.  Net written premiums of $678 million in the second quarter of 2014 increased by 4% over the same period of 2013.  Net written premiums of $1.41 billion in the first six months of 2014 increased by 4% over the same period of 2013.  Premium increases in both periods of 2014 were concentrated in the Construction business unit.  Business retention rates in the second quarter and first six months of 2014 remained strong and increased over the same periods of 2013.  Renewal premium changes in the second quarter and first six months of 2014 remained positive but were lower than in the same periods of 2013, primarily due to lower renewal rate changes.  New business premiums in the second quarter and first six months of 2014 increased over the same periods of 2013.

Target Risk Underwriting.  Net written premiums of $513 million in the second quarter of 2014 increased by 3% over the same period of 2013.  Net written premiums of $967 million in the first six months of 2014 increased by 2% over the same period of 2013.  Premium growth in the second quarter and first six months of 2014 was concentrated in the National Property and Inland Marine business units.  Business retention rates in the second quarter and first six months of 2014 remained strong but were slightly lower than in the same periods of 2013.  Renewal premium changes in the second quarter and first six months of 2014 remained positive but were lower than in the same periods of 2013, primarily due to lower renewal rate changes.  New business premiums in the second quarter and first six months of 2014 decreased from the same periods of 2013.

Specialized Distribution.  Net written premiums of $224 million in the second quarter of 2014 decreased by 3% from the same period of 2013.  Net written premiums of $431 million in the first six months of 2014 decreased by 1% from the same period of 2013.  Business retention rates in the second quarter and first six months of 2014 remained strong but were lower than in the same periods of 2013.  Renewal premium changes in the second quarter of 2014 remained positive and were slightly higher than in the same period of 2013, driven by an increase in insured exposures, partially offset by lower renewal rate changes.  Renewal premium changes in the first six months of 2014 remained positive but decreased from the same period of 2013, driven by lower renewal rate changes.  New business premiums in the second quarter of 2014 decreased from the same period of 2013, while new business premiums in the first six months of 2014 increased over the same period of 2013.

Financial, Professional & International Insurance

Results of the Company’s Financial, Professional & International Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013

Revenues
Earned premiums	$1,088	$751	$2,133	$1,486
Net investment income	105	91	211	183
Fee income	1	—	1	—
Other revenues	8	5	16	10
Total revenues	$1,202	$847	$2,361	$1,679

Total claims and expenses	$839	$651	$1,722	$1,258

Operating income	$254	$154	$449	$317

Loss and loss adjustment expense ratio	38.7%	43.9%	42.2%	42.4%
Underwriting expense ratio	37.9	42.4	38.0	41.9
Combined ratio	76.6%	86.3%	80.2%	84.3%

Overview

Operating income in the second quarter of 2014 was $254 million, $100 million or 65% higher than operating income of $154 million in the second quarter of 2013, primarily reflecting the pretax impacts of (i) an increase in net favorable prior year reserve development, (ii) higher underlying underwriting margins, (iii) lower catastrophe losses and (iv) an increase in net investment income.  Catastrophe losses in the second quarters of 2014 and 2013 were $10 million and $46 million, respectively.  Catastrophe losses in the second quarter of 2013 primarily resulted from floods in Alberta, Canada.  Net favorable prior year reserve development in the second quarters of 2014 and 2013 was $146 million and $72 million, respectively.  The increase in underlying underwriting margins primarily reflected the pretax impacts of lower reinsurance costs and earned pricing that exceeded loss cost trends.  Partially offsetting this net pretax increase in operating income was the related increase in income tax expense.  In addition, operating income in the second quarter of 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters.  The effective tax rate in the second quarter of 2014 was higher than in the same period in 2013.  This primarily resulted from the impact of the reduction in income tax expense in the second quarter of 2013 resulting from the resolution of prior year tax matters.

Operating income in the first six months of 2014 was $449 million, $132 million or 42% higher than operating income of $317 million in the same period of 2013, primarily reflecting the same factors described above.  Catastrophe losses in the first six months of 2014 and 2013 were $14 million and $46 million, respectively.  Net favorable prior year reserve development in the first six months of 2014 and 2013 was $215 million and $130 million, respectively.

Earned Premiums

Earned premiums in the second quarter of 2014 were $1.09 billion, $337 million or 45% higher than in the same period of 2013.  Earned premiums in the first six months of 2014 were $2.13 billion, $647 million or 44% higher than in the same period of 2013.  The increases in both periods of 2014 primarily reflected the impact of the acquisition of Dominion.

Net Investment Income

Net investment income in the second quarter of 2014 was $105 million, $14 million or 15% higher than in the same period of 2013.  Net investment income in the first six months of 2014 was $211 million, $28 million or 15% higher than in the same period of 2013.  The increases in both periods of 2014 primarily reflected the impact of the acquisition of Dominion.  Included in the Financial, Professional & International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the increase in the Company’s consolidated net investment income in the second quarter and first six months of 2014 as compared with the same periods of 2013.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2014 were $423 million, $91 million or 27% higher than in the same period of 2013, primarily reflecting the impact of (i) the acquisition of Dominion, partially offset by (ii) an increase in net favorable prior year reserve development and (iii) a decline in catastrophe losses.  Catastrophe losses in the second quarter of 2013 primarily resulted from floods in Alberta, Canada.  In the second quarter of 2014, net favorable prior year reserve development primarily reflected better than expected results in the contract surety product line in Bond & Financial Products for accident years 2004 through 2010, as well as better than expected loss experience in the Company’s operations at Lloyd’s and in Canada.  Net favorable prior year reserve development in the second quarter of 2013 was concentrated in Bond & Financial Products and primarily reflected better than expected results for the contract surety product line for accident years 2003 and prior, 2006 through 2008, and 2010.

Claims and claim adjustment expenses in the first six months of 2014 were $906 million, $272 million or 43% higher than in the same period of 2013, primarily reflecting the same factors described above.  Net favorable prior year reserve development in the first six months of 2014 was driven by the factors described above for the second quarter of 2014.  Net favorable prior year reserve development in the first six months of 2013 was driven by the same factors described above for the second quarter in Bond & Financial Products, as well as better than expected loss experience in the first quarter of 2013 in Canada and in the Company’s operations at Lloyd’s.

Amortization of Deferred Acquisition Expenses

Amortization of deferred acquisition costs in the second quarter of 2014 was $196 million, $49 million or 33% higher than in the same period of 2013.  Amortization of deferred acquisition costs in the first six months of 2014 was $383 million, $93 million or 32% higher than in the same period of 2013.  The increases in both periods of 2014 primarily reflected the impact of the acquisition of Dominion.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2014 were $220 million, $48 million or 28% higher than in the same period of 2013.  General and administrative expenses in the first six months of 2014 were $433 million, $99 million or 30% higher than in the same period of 2013.  The increases in both periods of 2014 primarily reflected the impact of the acquisition of Dominion.

Income Tax Expense

Income tax expense in the second quarter of 2014 was $109 million, $67 million higher than in the same period of 2013, primarily reflecting the tax effect of the $167 million increase in pre-tax operating income.  In addition, income tax expense in the second quarter of 2013 was reduced by $15 million resulting from the resolution of prior year tax matters.  Income tax expense in the first six months of 2014 was $190 million, $86 million or 83% higher than in the same period of 2013, primarily reflecting the tax effect of the $218 million increase in pre-tax operating income and the impact of the reduction in income tax expense in the second quarter of 2013 resulting from the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 76.6% in the second quarter of 2014 was 9.7 points lower than the combined ratio of 86.3% in the same period of 2013.  The combined ratio of 80.2% in the first six months of 2014 was 4.1 points lower than the combined ratio of 84.3% in the same period of 2013.

The loss and loss adjustment expense ratio of 38.7% in the second quarter of 2014 was 5.2 points lower than the loss and loss adjustment expense ratio of 43.9% in the same period of 2013.  Catastrophe losses in the second quarters of 2014 and 2013 accounted for 0.9 points and 6.1 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the second quarters of 2014 and 2013 provided 13.5 points and 9.7 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The 2014 second quarter underlying loss and loss adjustment expense ratio was 3.8 points higher than the 2013 ratio on the same basis, reflecting the impact of the acquisition of Dominion, partially offset by the improvement in underlying underwriting margins discussed in the “Overview” section above.  Historically, Dominion has had a higher loss and loss adjustment expense ratio than the pre-existing business in the Financial, Professional & International Insurance segment.

The loss and loss adjustment expense ratio of 42.2% in the first six months of 2014 was 0.2 points lower than the loss and loss adjustment expense ratio of 42.4% in the same period of 2013.  Catastrophe losses in the first six months of 2014 and 2013 accounted for 0.7 points and 3.1 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the second quarters of 2014 and 2013 provided 10.1 points and 8.8 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first six months of 2014 was 3.5 points higher than the 2013 ratio on the same basis, reflecting the same factors discussed above for the second quarter of 2014.

The underwriting expense ratio of 37.9% in the second quarter of 2014 was 4.5 points lower than the underwriting expense ratio of 42.4% in the same period of 2013.  In the first six months of 2014, the underwriting expense ratio of 38.0% was 3.9 points lower than the underwriting expense ratio of 41.9% in the same period of 2013.  The decreases in both periods of 2014 primarily reflected the impact of the acquisition of Dominion.  Historically, Dominion has had a lower underwriting expense ratio than the pre-existing business in the Financial, Professional & International Insurance segment, as the underwriting expense ratio of pre-existing business reflects investment in the Company’s International business to enhance operations, improve underwriting results and support future business growth.

Written Premiums

The Financial, Professional & International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013

Bond & Financial Products	$542	$542	$1,070	$1,040
International	682	364	1,238	665

Total Financial, Professional & International Insurance	$1,224	$906	$2,308	$1,705

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013

Bond & Financial Products	$540	$531	$1,022	$926
International	628	318	1,096	570

Total Financial, Professional & International Insurance	$1,168	$849	$2,118	$1,496

Gross and net written premiums in the second quarter of 2014 increased by 35% and 38%, respectively, over the same period of 2013.  Gross and net written premiums in the first six months of 2014 increased by 35% and 42%, respectively, over the same period of 2013.  The increases in both periods of 2014 primarily reflected the impact of the acquisition of Dominion.

Net written premiums in Bond & Financial Products in the second quarter of 2014 were $540 million, $9 million or 2% higher than in the same period of 2013, primarily driven by rate increases in the management liability business and lower reinsurance costs in construction surety.  Net written premiums in Bond & Financial Products in the first six months of 2014 were $1.02 billion, $96 million or 10% higher than in the same period of 2013, primarily driven by lower reinsurance costs that resulted from the Company’s decision to eliminate a management liability excess-of-loss reinsurance treaty, as well as rate increases in the management liability business and higher construction surety premium volume.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the second quarter and first six months of 2014 remained strong and were higher than in the same periods of 2013.  Renewal premium changes in the second quarter and first six months of 2014 remained positive, driven by renewal rate changes that continued to exceed expected loss cost trends, but were lower than in same periods of 2013.  New business premiums in the second quarter of 2014 were virtually level with the same period of 2013, while new business premiums in the first six months of 2014 decreased from the same period of 2013.

Net written premiums in International in the second quarter of 2014 were $628 million, $310 million or 97% higher than in the same period of 2013.  Net written premiums in International in the first six months of 2014 were $1.10 billion, $526 million or 92% higher than in the same period of 2013.  The increases in both periods of 2014 primarily reflected the impact of the acquisition of Dominion.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the second quarter and first six months of 2014 declined from the same periods of 2013.  Renewal premium changes in the second quarter of 2014 were positive and increased over the same period of 2013, primarily due to higher renewal rate changes.  Renewal premium changes in the first six months were positive and increased over the same period of 2013, driven by increases in renewal rate changes and an increase in insured exposures.  New business premiums in the second quarter and first six months of 2014 increased over the same periods of 2013, reflecting the impact of the acquisition of Dominion.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2014	2013	2014	2013

Revenues
Earned premiums	$1,773	$1,834	$3,535	$3,674
Net investment income	94	94	194	185
Other revenues	17	15	43	33
Total revenues	$1,884	$1,943	$3,772	$3,892

Total claims and expenses	$1,788	$1,753	$3,282	$3,417

Operating income	$75	$142	$343	$339

Loss and loss adjustment expense ratio	71.1%	64.9%	63.4%	62.4%
Underwriting expense ratio	28.7	29.6	28.3	29.5
Combined ratio	99.8%	94.5%	91.7%	91.9%
Incremental impact of direct to consumer initiative on combined ratio	1.5%	1.6%	1.6%	1.7%

Overview

Operating income in the second quarter of 2014 was $75 million, $67 million or 47% lower than operating income of $142 million in the same period of 2013.  The decrease in operating income primarily reflected the pretax impacts of lower net favorable prior year reserve development and an increase in catastrophe losses.  Catastrophe losses in the second quarters of 2014 and 2013 were $190 million and $146 million, respectively.  Net favorable prior year reserve development in the second quarters of 2014 and 2013 was $12 million and $65 million, respectively.  Underlying underwriting margins in the second quarter of 2014 were level with the same period of 2013, as the pretax impacts of (i) lower commission expense, (ii) earned pricing that exceeded loss cost trends and (iii) lower general and administrative expenses were offset by (iv) higher non-catastrophe weather-related losses and (v) the impact of a higher mix of new business versus renewal business.  Partially offsetting this net pretax decrease in operating income was the related reduction in income tax expense.  In addition, operating income in the second quarter of 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters.  The effective tax rate in the second quarter of 2014 decreased from the same period of 2013.  This resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a higher percentage of pretax income, partially offset by the impact of the resolution of prior year tax matters in the second quarter of 2013.

Operating income in the first six months of 2014 was $343 million, $4 million or 1% higher than operating income of $339 million in the same period of 2013.  The increase in operating income primarily reflected the pretax impacts of (i) higher underlying underwriting margins and (ii) an increase in net favorable prior year reserve development, partially offset by (iii) an increase in catastrophe losses.  Catastrophe losses in the first six months of 2014 were $255 million, compared with $210 million in the same period of 2013.  Net favorable prior year reserve development in the first six months of 2014 was $144 million, compared with $125 million in the same period of 2013.  The higher underlying underwriting margins resulted from the same factors discussed above for the second quarter.  Partially offsetting this net pretax increase in operating income was the related increase in income tax expense.  In addition, operating income in the first six months of 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters.  The effective tax rate in the first six months of 2014 increased over the same period of 2013.  This resulted from the impact of the resolution of prior year tax matters in the second quarter of 2013.

Earned Premiums

Earned premiums in the second quarter of 2014 were $1.77 billion, $61 million or 3% lower than in the same period of 2013.  Earned premiums in the first six months of 2014 were $3.54 billion, $139 million or 4% lower than in the same period of 2013.  The decreases in both periods of 2014 reflected lower net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the second quarter of 2014 was $94 million, level with the same period of 2013.  Net investment income in the first six months of 2014 was $194 million, $9 million or 5% higher than in the same period of 2013.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the changes in the Company’s consolidated net investment income in the second quarter and first six months of 2014 compared with the same periods of 2013.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2014 were $1.26 billion, $71 million or 6% higher than in the same period of 2013.  The increase primarily reflected (i) lower net favorable prior year reserve development, (ii) an increase in catastrophe losses, (iii) higher non-catastrophe weather-related losses and (iv) the impact of loss cost trends, partially offset by (v) the impact of lower volumes of insured exposures.  Net favorable prior year reserve development in the second quarter of 2014 was primarily driven by better than expected loss experience in the Homeowners and Other product line for accident year 2013 for non-catastrophe weather-related losses.  Net favorable prior year reserve development in the second quarter of 2013 was primarily driven by better than expected loss experience in the Homeowners and Other product line for accident year 2012 for both catastrophe and non-catastrophe weather-related losses and other non-weather-related losses.

Claims and claim adjustment expenses in the first six months of 2014 were $2.24 billion, $52 million or 2% lower than in the same period of 2013, The decrease primarily reflected (i) the impact of lower volumes of insured exposures and (ii) higher net favorable prior year reserve development, partially offset by (iii) an increase in catastrophe losses, (iv) higher non-catastrophe weather-related losses and (v) the impact of loss cost trends.  Net favorable prior year reserve development in the first six months of 2014 and 2013 was primarily driven by the same factors described above for the second quarter of each year.  The year-to-date total in 2014 also included net favorable prior year reserve development in the first quarter of 2014 in the Homeowners and Other product line for accident years 2011 through 2013 for catastrophe losses.  The year-to-date total in 2013 also included net favorable development in the first quarter of 2013 in the Homeowners and Other product line for accident year 2011 for both non-catastrophe weather-related losses and catastrophe losses.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2014 was $290 million, $32 million or 10% lower than in the same period of 2013.  Amortization of deferred acquisition costs in the first six months of 2014 was $582 million, $70 million or 11% lower than in the same period of 2013.  The decreases in both periods of 2014 primarily reflected a decline in commission expense due to lower commission rates, as well as lower premium volume.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2014 were $237 million, $4 million or 2% lower than in the same period of 2013.  General and administrative expenses in the first six months of 2014 were $460 million, $13 million or 3% lower than in the same period of 2013.  The decreases in both periods of 2014 primarily reflected the impact of the Company’s expense reduction initiatives.

Income Tax Expense

Income tax expense in the second quarter of 2014 was $21 million, $27 million lower than in the same period of 2013 primarily reflecting the tax effect of the $94 million decrease in pre-tax operating income, partially offset by the impact of a $5 million reduction in income tax expense in the second quarter of 2013 resulting from the resolution of prior year tax matters.  Income tax expense in the first six months of 2013 was $147 million, $11 million higher than in the same period of 2013, primarily reflecting the impact of the resolution of prior year tax matters in the second quarter of 2013.

Combined Ratio

The combined ratio of 99.8% in the second quarter of 2014 was 5.3 points higher than the combined ratio of 94.5% in the same period of 2013.  The combined ratio of 91.7% in the first six months of 2014 was 0.2 points lower than the combined ratio of 91.9% in the same period of 2013.  The increase in the second quarter of 2014 primarily reflected the impacts of lower net favorable prior year reserve development and higher catastrophe losses.  The decrease in the first six months of 2014 primarily reflected the impacts of a lower underwriting expense ratio, largely offset by a higher loss and loss adjustment expense ratio primarily driven by higher catastrophe losses.

The loss and loss adjustment expense ratio of 71.1% in the second quarter of 2014 was 6.2 points higher than the loss and loss adjustment expense ratio of 64.9% in the same period of 2013.  Catastrophe losses accounted for 10.7 points and 8.0 points of the loss and loss adjustment expense ratios in the second quarters of 2014 and 2013, respectively.  Net favorable prior year reserve development in the second quarters of 2014 and 2013 provided 0.7 points and 3.5 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2014 second quarter underlying loss and loss adjustment expense ratio was 0.7 points higher than the 2013 ratio on the same basis, primarily reflecting the factors impacting underlying underwriting margins discussed in the “Overview” section above.

The loss and loss adjustment expense ratio of 63.4% in the first six months of 2014 was 1.0 points higher than the loss and loss adjustment expense ratio of 62.4% in the same period of 2013.  Catastrophe losses accounted for 7.2 points and 5.7 points of the loss and loss adjustment expense ratios in the first six months of 2014 and 2013, respectively.  Net favorable prior year reserve development in the first six months of 2014 and 2013 provided 4.1 points and 3.4 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2014 six-month underlying loss and loss adjustment expense ratio was 0.2 points higher than the 2013 ratio on the same basis, primarily reflecting the same factors discussed above for the second quarter of 2014.

The underwriting expense ratio of 28.7% for the second quarter of 2014 was 0.9 points lower than the underwriting expense ratio of 29.6% in the same period of 2013.  In the first six months of 2014, the underwriting expense ratio of 28.3% was 1.2 points lower than the underwriting expense ratio of 29.5% in the same 2013 period.  The decreases in both periods of 2014 primarily reflected lower commission expense due to lower commission rates.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013

Agency Automobile	$834	$838	$1,629	$1,673
Agency Homeowners and Other	1,036	1,119	1,847	2,008
Total Agency Personal Insurance	$1,870	$1,957	$3,476	$3,681

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013

Agency Automobile	$831	$834	$1,619	$1,665
Agency Homeowners and Other	1,016	1,033	1,804	1,853
Total Agency Personal Insurance	$1,847	$1,867	$3,423	$3,518

In the second quarter and first six months of 2014, gross agency written premiums were 4% and 6% lower than in the respective periods of 2013.  In the second quarter and first six months of 2014, net agency written premiums were 1% and 3% lower than in the respective periods of 2013.  Renewal rate changes continued to exceed expected loss cost trends, assuming weather patterns consistent with the Company’s expectations.

In the second quarter of 2014, net written premiums in the Agency Automobile line of business were virtually level with the same period of 2013.  In the first six months of 2014, net written premiums in the Agency Automobile line of business were 3% lower than in the same period of 2013.  Business retention rates remained strong in both periods of 2014 and were higher than in the respective periods of 2013.  Renewal premium changes remained positive in the second quarter and first six months of 2014 but were lower than in the same periods of 2013, primarily due to lower renewal rate changes.  New business premiums in the second quarter and first six months of 2014 were significantly higher than in the same periods of 2013 as a result of the Company’s new private passenger automobile product, Quantum Auto 2.0.

In the second quarter of 2014, net written premiums in the Agency Homeowners and Other line of business were 2% lower than in the same period of 2013.  In the first six months of 2014, net written premiums in the Agency Homeowners and Other line of business were 3% lower than in the same period of 2013.  Business retention rates remained strong in both periods of 2014 and were higher than in the respective periods of 2013.  Renewal premium changes remained positive in the second quarter and first six months of 2014 but were lower than in the respective periods of 2013, primarily due to lower renewal rate changes.  New business premiums in the second quarter and first six months of 2014 were higher than in the same periods of 2013.

For its Agency business, the Personal Insurance segment had approximately 6.1 million and 6.5 million active policies at June 30, 2014 and 2013, respectively.

Direct to Consumer Written Premiums

In the direct to consumer business, net written premiums in the second quarter and first six months of 2014 were $46 million and $89 million, respectively, compared with $40 million and $79 million in the respective periods of 2013.  In the second quarter and first six months of 2014, automobile net written premiums increased by 15% and 11% over the respective periods of 2013, and homeowners and other net written premiums increased by 15% and 17% over the respective periods of 2013.  The direct to consumer business had 176,000 and 162,000 active policies at June 30, 2014 and 2013, respectively.

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013

Operating loss	$(65)	$(59)	$(129)	$(122)

The operating loss for Interest Expense and Other in the second quarter of 2014 was $65 million, compared with $59 million in the same period of 2013.  The operating loss for Interest Expense and Other in the first six months of 2014 was $129 million, compared with $122 million in the same period of 2013.  After-tax interest expense in the second quarter and first six months of 2014 was $60 million and $120 million, respectively, compared with $56 million and $116 million, respectively, in the same periods of 2013.  The increases in interest expense in both periods of 2014 reflected higher average levels of debt outstanding.

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

Net asbestos paid loss and loss expenses in the first six months of 2014 were $100 million, compared with $99 million in the same period of 2013.  Net asbestos reserves were $2.25 billion at June 30, 2014, compared with $2.28 billion at June 30, 2013.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2014	2013
Beginning reserves:
Gross	$2,606	$2,689
Ceded	(256)	(311)
Net	2,350	2,378

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	124	122
Ceded	(24)	(23)
Net	100	99

Foreign exchange and other:
Gross	—	(1)
Ceded	—	—
Net	—	(1)

Ending reserves:
Gross	2,482	2,566
Ceded	(232)	(288)
Net	$2,250	$2,278

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

The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980’s.  These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants.  Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies.  Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters.  However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims has been greater than anticipated.  As a result of these factors, the Company increased its net environmental reserves by $87 million and $65 million in the second quarters of 2014 and 2013, respectively.

Net environmental paid loss and loss expenses in the first six months of 2014 were $49 million, compared with $24 million in the same period of 2013.  At June 30, 2014, approximately 93% of the net environmental reserve (approximately $354 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $28 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2014	2013
Beginning reserves:
Gross	$355	$352
Ceded	(11)	(5)
Net	344	347

Incurred losses and loss expenses:
Gross	94	72
Ceded	(7)	(7)
Net	87	65

Paid loss and loss expenses:
Gross	53	25
Ceded	(4)	(1)
Net	49	24

Foreign exchange and other:
Gross	—	—
Ceded	—	—
Net	—	—

Ending reserves:
Gross	396	399
Ceded	(14)	(11)
Net	$382	$388

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

INVESTMENT PORTFOLIO

The Company’s invested assets at June 30, 2014 were $73.94 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at June 30, 2014 was $64.58 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both June 30, 2014 and December 31, 2013.  Below investment grade securities represented 3.0% of the total fixed maturity investment portfolio at both June 30, 2014 and December 31, 2013.  The average effective duration of fixed maturities and short-term securities was 3.5 (3.7 excluding short-term securities) at June 30, 2014 and 3.7 (3.9 excluding short-term securities) at December 31, 2013.  See the “Outlook” section in “Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at June 30, 2014 and December 31, 2013 included $35.03 billion and $35.56 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at June 30, 2014 and December 31, 2013 were $8.46 billion and $9.52 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  Of the insured municipal securities in the Company’s investment portfolio at June 30, 2014, approximately 99% were rated at “A3” or above, and approximately 87% were rated at “Aa3” or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at June 30, 2014.  The average credit rating of the entire municipal bond portfolio was “Aa1” at June 30, 2014 with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at June 30, 2014 and December 31, 2013 included $2.33 billion and $2.42 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMO), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at June 30, 2014 and December 31, 2013 were $970 million and $1.06 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.36 billion at both June 30, 2014 and December 31, 2013.  Approximately 43% and 42% of the Company’s CMO holdings at June 30, 2014 and December 31, 2013, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The average credit rating of the $765 million and $790 million of non-guaranteed CMO holdings at June 30, 2014 and December 31, 2013, respectively, was “Ba2” and “Ba3,” respectively.  The average credit rating of all of the above securities was “Aa3” and “A1” at June 30, 2014 and December 31, 2013, respectively.

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

Alternative Documentation Mortgages and Sub-Prime Mortgages

At June 30, 2014 and December 31, 2013, the Company’s fixed maturity investment portfolio included CMOs backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $274 million and $293 million, respectively (comprising less than 1% of the Company’s total fixed maturity investments at both dates).  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities’ requirements for credit score but do not meet the government-sponsored entities’ guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Ba2” at both June 30, 2014 and December 31, 2013.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size.

Commercial Mortgage-Backed Securities and Project Loans

At June 30, 2014 and December 31, 2013, the Company held commercial mortgage-backed securities (including FHA project loans) of $513 million and $475 million, respectively.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further information about these invested asset classes.

Other Investments

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures, which are subject to more volatility than the Company’s fixed maturity investments.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At June 30, 2014 and December 31, 2013, the carrying value of the Company’s other investments was $3.61 billion and $3.44 billion, respectively.

CATASTROPHE REINSURANCE COVERAGE

The Company’s catastrophe reinsurance coverage is discussed in the “Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Except as discussed below, there have been no material changes to the Company’s catastrophe reinsurance coverage from that reported in the Annual Report.

General Catastrophe Reinsurance Treaty.  The Company utilizes a general catastrophe reinsurance treaty with unaffiliated reinsurers to help manage its exposure to losses resulting from catastrophes.  The general catastrophe reinsurance treaty covers the accumulation of net property losses arising out of one occurrence.  The treaty covers all of the Company’s exposures in the United States and Canada and their possessions, and waters contiguous thereto, and the Caribbean and Mexico.  The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks.

The following table summarizes the Company’s coverage under its General Catastrophe Reinsurance Treaty, effective for the period July 1, 2014 through June 30, 2015, as well as certain other catastrophe-related coverages, other than coverage related to the General Catastrophe Aggregate Excess-of-Loss Treaty which is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Catastrophe Bonds. The Company has catastrophe protection through two indemnity reinsurance agreements with Long Point Re III Ltd. (Long Point Re III), an independent Cayman Islands company licensed as a Class B insurer in the Cayman Islands.  The reinsurance agreements expire in June 2015 and May 2016, respectively and provide coverage to the Company for certain losses from a hurricane in the northeastern United States.  Both reinsurance agreements meet the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts.  In connection with each reinsurance agreement, Long Point Re III issued notes (generally referred to as “catastrophe bonds”) to investors in an amount equal to the full coverage provided under the respective reinsurance agreement as described below.

The attachment point, maximum limit and insurance percentage under the Company’s reinsurance agreement with Long Point Re III that expires in June 2015 were reset in April 2014. Accordingly, for the period May 1, 2014 through June 6, 2015, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the losses in the covered area for a single occurrence reach an initial attachment amount of $1.772 billion.  The full $250 million coverage amount is available on a proportional basis until covered losses reach a maximum $2.331 billion.

The attachment point, maximum limit and insurance percentage under the Company’s reinsurance agreement with Long Point Re III that expires in May 2016 were also reset in April 2014.  Accordingly, for the period May 17, 2014 through May 16, 2015, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the losses in the covered area for a single occurrence reach an initial attachment amount of $1.222 billion.  The full $300 million coverage amount is available on a proportional basis until covered losses reach a maximum $1.772 billion.

The business covered by these reinsurance agreements is a subset of the Company’s overall insurance portfolio, comprising property insurance and related coverages spread across the following geographic locations: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Vermont. The coverage under both reinsurance agreements is limited to specified property coverage written in the Company’s Personal Insurance segment, and within the “Select Accounts” and the “Commercial Accounts” market groups within the Company’s Business Insurance segment.

See the “Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more details, including a discussion of the structure of and accounting for Long Point Re III.

Other Catastrophe Reinsurance Treaties.  In addition to its general catastrophe treaty and its multi-year catastrophe bonds, the Company also is party to a northeast general catastrophe reinsurance treaty, a general catastrophe aggregate excess-of-loss reinsurance treaty, two earthquake excess-of-loss reinsurance treaties and several international reinsurance treaties.

•                  Northeast General Catastrophe Reinsurance Treaty.  The northeast general catastrophe treaty provides up to $850 million of coverage, subject to a $2.25 billion retention, for certain losses arising from hurricanes, tornados, hail storms, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2014 through June 30, 2015.  Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico and waters contiguous thereto may be used to satisfy the retention.  Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

•                  General Catastrophe Aggregate Excess-of-Loss Reinsurance Treaty — See the “Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

•                  Business Insurance Earthquake Excess-of-Loss Reinsurance Treaty. This earthquake excess-of-loss treaty provides for up to $150 million part of $165 million of coverage, subject to a $60 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by the Technology and Public Sector business units and the Commercial Accounts market group in the Company’s Business Insurance segment for the period July 1, 2014 through June 30, 2015.

•                  Personal Insurance Earthquake Excess-of-Loss Reinsurance Treaty. See the “ Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

•                  Canadian Property Catastrophe Excess-of-Loss Reinsurance Contract.  This contract, effective for the period July 1, 2014 through and including June 30, 2015, covers the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses.  The treaty covers habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures written by the Company’s Canadian businesses with respect to risks located worldwide, written for Canadian insureds.  The treaty provides coverage for 100% of loss retained in excess of C$50 million, up to C$900 million.

•                  Other International Reinsurance Treaties.  See the “Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Reinsurance Recoverables” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	June 30, 2014	December 31, 2013
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,576	$4,707
Allowance for uncollectible reinsurance	(239)	(239)
Net reinsurance recoverables	4,337	4,468
Mandatory pools and associations	1,878	1,897
Structured settlements	3,293	3,348
Total reinsurance recoverables	$9,508	$9,713

The $131 million decline in net reinsurance recoverables from December 31, 2013 primarily reflected the impact of net favorable prior year reserve development and cash collections, as well as a slightly lower level of reinsurance purchased in the first six months of 2014.

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

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong relative to historical experience.  In the Business Insurance segment, the Company expects that renewal premium changes during the remainder of 2014 and into 2015 will remain positive, driven by both positive renewal rate changes and, subject to the economic uncertainties discussed below, growth in insured exposures, but will be slightly lower than the levels attained in the first six months of 2014.  In the Financial, Professional & International Insurance segment, the Company expects that renewal premium changes during the remainder of 2014 and into 2015 will be broadly consistent with the first six months of 2014.  With respect to surety, the Company expects net written premium volume in 2014 and into 2015 that is broadly consistent with the levels attained in the comparable periods of 2013 and 2014.  With respect to International business, the Company expects the level of net written premiums generated by Dominion in the remainder of 2014 and into the first half of 2015 will be broadly consistent with the level attained in the first half of 2014.  In the Personal Insurance segment, the Company expects both Agency Automobile and Agency Homeowners and Other renewal premium changes during the remainder of 2014 and into 2015 will decline as compared to the first six months of 2014, but the Company expects such renewal premium changes will remain positive and renewal rate changes will exceed underlying loss cost trends, assuming weather patterns and other loss trends consistent with the Company’s expectations.  Renewal premium changes for both Agency Automobile and Agency Homeowners and Other in the remainder of 2014 and into 2015 are expected to be driven by both positive renewal rate changes (based on the Company’s actions to file for rate increases) and, subject to the economic uncertainties discussed below, growth in insured exposures.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

The pricing environment for new business generally has less of an impact on underwriting profitability than renewal rate changes, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, the impact of a higher mix of new business versus renewal business may negatively impact underwriting profitability.  Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2014 and into 2015 for new business, not only in Business Insurance and Financial, Professional & International Insurance, but especially in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as “comparative raters,” has facilitated the process of generating multiple quotes, thereby increasing price comparison on new business and, increasingly, on renewal business.  The Company anticipates that its new Quantum Auto 2.0 product in the Personal Insurance segment’s Agency Automobile line of business, as discussed below, will continue to increase new business premiums during the remainder of 2014 and into 2015.  The Company also anticipates that, as a result of strong business retentions and increases in new business, by the end of 2014 or early into 2015 policies in force in the Personal Insurance segment’s Agency Automobile line of business will begin to increase compared with the corresponding prior year period.

Modest economic growth in the United States experienced in recent periods may or may not continue, or may continue at a slower rate for an extended period of time.  Further, general uncertainty regarding the U.S. Federal budget and taxes, implementation of the Affordable Care Act and the regulatory environment has added to the uncertainty regarding economic conditions generally.  If weak economic conditions persist or deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates. Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could adversely impact net written premiums during the remainder of 2014 and into 2015, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted during the remainder of 2014 and into 2015.

Underwriting Gain/Loss.  The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

Catastrophe and other weather-related losses are inherently unpredictable from period to period.  The Company experienced significant catastrophe and other weather-related losses in a number of recent periods which adversely impacted its results of operations. The Company’s results of operations would continue to be adversely impacted if significant catastrophe and other weather-related losses were to occur during the remainder of 2014 and into 2015.

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

It is possible that the steps taken by the federal government, particularly the Federal Reserve, to stabilize financial markets and improve economic conditions could lead to higher inflation than the Company had anticipated, which could in turn lead to an increase in the Company’s loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered “long tail”, such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year.  For a further discussion, see “If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, our financial results could be materially and adversely affected” included in “Part I—Item IA—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In Business Insurance, the Company expects that the anticipated impact of increases in renewal premium changes, partially offset by consistent modest loss cost trends, will likely result in underlying underwriting margins during the remainder of 2014 that are higher than in the corresponding period of 2013, and underlying underwriting margins into 2015 that approximate those in the corresponding period of 2014.  In making this comparison, the Company has excluded the impact of the $76 million reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums in the first quarter of 2014 and the Company has assumed that weather patterns will be consistent with the Company’s expectations.

In Financial, Professional & International Insurance, the Company expects underlying underwriting margins during the remainder of 2014 and into 2015 will be broadly consistent with the full year of 2013 as the anticipated impact of recent underwriting actions and positive renewal premium changes will be offset by consistent modest loss cost trends and the inclusion of Dominion.  This also assumes that weather patterns and what the Company defines as large losses are consistent with the Company’s expectations.  While the Company is taking actions to improve profitability at Dominion, it will be a number of years before these actions, to the extent successful, will be fully realized.

In Personal Insurance, the Company anticipates underlying underwriting margins during the remainder of 2014 and into 2015 that are broadly consistent with the corresponding periods of 2013 and 2014.  In Agency Automobile, the Company expects that underlying underwriting margins during the remainder of 2014 will be slightly higher than in the corresponding period of 2013, and underlying underwriting margins into the first half of 2015 will approximate those in the corresponding period of 2014.  These expectations reflect, among other things, the anticipated impact of continued positive renewal premium changes, the Company’s announced plan to reduce certain claim adjustment and other insurance expenses, anticipated loss cost trends and the impact of a higher mix of new business versus renewal business.  In Agency Homeowners and Other, the Company anticipates lower underlying underwriting margins during the remainder of 2014 compared with the corresponding period of 2013, and underlying underwriting margins into the first half of 2015 that approximate those in the corresponding period of 2014, reflecting non-catastrophe weather-related loss levels and loss cost trends consistent with the Company’s expectations, partially offset by the anticipated impact of continued positive renewal premium changes.  Also in Personal Insurance, the Company’s direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

The Agency Automobile line of business has been negatively impacted by various factors, including the use of price comparison technology by agents and brokers as discussed above.  The Company’s actions in response to these factors include, among other things, an announced plan to reduce certain claim adjustment and other insurance expenses, with the majority of the impact in the Agency Automobile line of business.  That plan is intended to result in savings of approximately $140 million pre-tax per year by 2015 when fully implemented.  That plan resulted in restructuring charges of $12 million in 2013 and $3 million in the first six months of 2014.  No additional significant restructuring charges are expected to be incurred related to this plan.  Additionally, in the fourth quarter of 2013, the Company launched a new private passenger automobile product, Quantum Auto 2.0. This product, in addition to incorporating the cost savings described above, has a lower base commission rate than the Company’s existing Quantum Auto 1.0 product.  These changes in cost structure are intended to enable the Company to price Quantum Auto 2.0 more competitively while generating an expected appropriate return.  By June 30, 2014, the Company had started offering the product in approximately 75% of the states where it plans to offer the product, and the Company currently expects that, by the end of 2014, it will offer the product in approximately 90% of those states.  The Company currently intends that, in approved states, all new accounts will be written on the new product; in addition, the product will also be available to agents at their discretion for existing accounts.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The average effective duration of fixed maturities and short-term securities was 3.5 (3.7 excluding short-term securities) at June 30, 2014.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations.  Interest rates remain at very low levels by historical standards.  Based on the current interest rate environment, the Company estimates that the impact of lower reinvestment yields on the Company’s fixed maturity portfolio could, for the remainder of 2014 and into 2015, result in approximately $20 million to $25 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding quarters of 2013 and 2014, partially offset by approximately $5 million of incremental quarterly net investment income through November 1, 2014 resulting from the acquisition of Dominion.  Given recent general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio during the remainder of 2014 and into 2015 will be lower than in the corresponding periods of 2013 and 2014.  If general economic conditions and/or investment market conditions deteriorate during the remainder of 2014 and into 2015, the Company could also experience a further reduction in net investment income and/or significant realized investment losses, including impairments.

The Company had a net pre-tax unrealized investment gain of $2.74 billion ($1.79 billion after-tax) in its fixed maturity investment portfolio at June 30, 2014.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

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

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income.  In addition, the timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  For information regarding the Company’s common share repurchases in the first six months of 2014, see “Liquidity and Capital Resources.”

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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At June 30, 2014, TRV held total cash and short-term invested assets in the United States aggregating $1.83 billion and having a weighted average maturity of 56 days.  These assets are sufficient to meet TRV’s current liquidity requirements and are in excess of TRV’s minimum target level, which comprises TRV’s estimated annual pretax interest expense and common shareholder dividends, and currently totals approximately $1.1 billion.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of June 30, 2014, as such earnings are intended to be permanently reinvested in those operations.  Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at June 30, 2014.

TRV has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in June 2018.  This line of credit also supports TRV’s $800 million commercial paper program, of which $100 million was outstanding at June 30, 2014.  TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $171 million, to provide a portion of the capital needed to support its obligations at Lloyd’s at June 30, 2014.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first six months of 2014 and 2013 were $1.33 billion and $1.25 billion, respectively.  Cash flows in the first six months of 2014 primarily reflected a higher level of collected premiums, partially offset by higher income tax payments.

Investing Activities

Net cash flows provided by investing activities were $487 million and $92 million in the first six months of 2014 and 2013 respectively.  The Company’s consolidated total investments at June 30, 2014 increased by $781 million, or 1% over year-end 2013, primarily reflecting the impact of net cash flows provided by operating activities and an increase in net unrealized appreciation of investments, partially offset by common share repurchases and dividends paid to shareholders.

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

Financing Activities

Net cash flows used in financing activities in the first six months of 2014 and 2013 were $1.80 billion and $1.36 billion, respectively.  The totals in both periods primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.  The first six months of 2013 also included the payment of the Company’s $500 million, 5.00% senior notes at maturity.

Dividends.  Dividends paid to shareholders were $365 million and $366 million in the first six months of 2014 and 2013, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On July 22, 2014, the Company announced that it declared a regular quarterly dividend of $0.55 per share, payable September 30, 2014, to shareholders of record on September 10, 2014.

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and six months ended June 30, 2014, the Company repurchased 9.5 million and 17.3 million shares, respectively, under its share repurchase authorization, for a total cost of $875 million and $1.53 billion, respectively.  The average cost per share repurchased was $92.67 and $88.27, respectively.  At June 30, 2014, the Company had $3.23 billion of capacity remaining under the share repurchase authorization.

2014 Stock Incentive Plan.  In February 2014, the Company’s board of directors approved The Travelers Companies, Inc. 2014 Stock Incentive Plan (2014 Incentive Plan) to replace, effective with shareholder approval, the Amended and Restated 2004 Stock Incentive Plan (2004 Incentive Plan), which was scheduled to expire in July 2014.  At the Company’s 2014 Annual Meeting of Shareholders on May 27, 2014, the shareholders approved the 2014 Incentive Plan.  Accordingly, the 2014 Incentive Plan became effective on that date and no further awards will be made under the 2004 Incentive Plan.  The 2014 Incentive plan has substantially the same terms, other than the number of shares available, as the 2004 Incentive Plan and is effective through February 5, 2024.  The number of shares initially available for issuance under the 2014 Incentive Plan was 10,000,000 shares of common stock.  Shares of common stock subject to an award granted under the 2014 Incentive Plan or the prior 2004 Incentive Plan that expire unexercised, are forfeited, terminated or canceled and that do not result in the issuance of common stock will be available for grant under the 2014 Incentive Plan.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at June 30, 2014 and December 31, 2013.

(in millions)	June 30, 2014	December 31, 2013
Debt:
Short-term	$100	$100
Long-term	6,261	6,261
Net unamortized fair value adjustments and debt issuance costs	(14)	(15)
Total debt	6,347	6,346

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	23,970	23,986
Accumulated other comprehensive income	1,562	810
Total shareholders’ equity	25,532	24,796
Total capitalization	$31,879	$31,142

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	June 30, 2014	December 31, 2013

Total capitalization excluding net unrealized gain on investments	$29,866	$29,820
Net unrealized gain on investments, net of taxes	2,013	1,322
Total capitalization	$31,879	$31,142

Debt-to-total capital ratio	19.9%	20.4%
Debt-to-total capital ratio excluding net unrealized gain on investments	21.3%	21.3%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) was 21.3% at June 30, 2014, within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  The following rating agency actions were taken with respect to the Company since April 22, 2014, the date on which the Company’s Form 10-Q for the quarter ended March 31, 2014 was filed with the Securities and Exchange Commission.  For additional discussion of ratings, see the “Ratings” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

•                  On May 23, 2014, A.M. Best upgraded the financial strength ratings to “A++” from “A+” and the issuer credit ratings to “aa+” from “aa” of the property/casualty subsidiaries of The Travelers Companies, Inc. (TRV), as well as Travelers Casualty and Surety Company of America, Travelers Casualty and Surety Company of Europe, Ltd. and Travelers Insurance Company of Canada.  Concurrently, A.M. Best upgraded the issuer credit ratings and senior debt ratings to “a+” from “a” of TRV and its two wholly-owned downstream holding companies, Travelers Property Casualty Corp. and Travelers Insurance Group Holdings, Inc.  The outlook for the above ratings has been revised to stable from positive.  A.M. Best also affirmed the financial strength rating of “A” and issuer credit rating “a+” of The Premier Insurance Company of Massachusetts, and the financial strength rating of “A-” and issuer credit rating of “a-” of First Floridian Auto and Home Insurance Company.  The outlook for these ratings is stable.

•                  On May 23, 2014, A.M. Best assigned a financial strength rating of “A” and an issuer credit rating of “a” to The Dominion of Canada General Insurance Company, which the Company acquired in November 2013. The outlook assigned to all ratings is stable.

•                  On June 13, 2014, S&P affirmed all ratings of the Company.  The outlook for all ratings is stable.

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

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.88 billion at June 30, 2014) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2014			December 31, 2013
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,281	$8,438	$13,719	$5,355	$8,604	$13,959
Commercial property	769	643	1,412	778	542	1,320
Commercial multi-peril	1,923	1,796	3,719	1,879	1,707	3,586
Commercial automobile	2,269	1,237	3,506	2,305	1,219	3,524
Workers’ compensation	10,108	7,967	18,075	9,918	7,856	17,774
Fidelity and surety	362	747	1,109	426	818	1,244
Personal automobile	1,685	835	2,520	1,793	785	2,578
Homeowners and personal—other	628	599	1,227	635	551	1,186
International and other	3,494	2,051	5,545	3,585	2,109	5,694
Property-casualty	26,519	24,313	50,832	26,674	24,191	50,865
Accident and health	24	—	24	30	—	30
Claims and claim adjustment expense reserves	$26,543	$24,313	$50,856	$26,704	$24,191	$50,895

The $39 million decrease in gross claims and claim adjustment expense reserves since December 31, 2013 primarily reflected the impact of net favorable prior year reserve development and payments related to operations in runoff, including asbestos and environmental claims, partially offset by the impact of catastrophe losses incurred in the first six months of 2014.

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

•                  the Company is exposed to credit risk in certain of its business and investment operations including reinsurance or structured settlements;

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Dominion from its evaluation of the effectiveness of the Company’s disclosure controls and procedures.  The Company acquired all of the issued and outstanding shares of Dominion on November 1, 2013.  Dominion represented less than 4% of the Company’s consolidated total assets, less than 5% of the Company’s consolidated total revenues and less than 3% of the Company’s consolidated net income as of and for the six months ended June 30, 2014.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  As mentioned above, the Company acquired Dominion on November 1, 2013.  The Company is in the process of reviewing the internal control structure of Dominion and, if necessary, will make appropriate changes as it integrates Dominion into the Company’s overall internal control over financial reporting process.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2014	April 30, 2014	1,262,274	$89.46	1,261,613	$3,996
May 1, 2014	May 31, 2014	5,156,639	92.21	5,143,794	3,522
June 1, 2014	June 30, 2014	3,041,261	94.77	3,038,912	3,234
Total		9,460,174	92.67	9,444,319	3,234

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

The Company acquired 15,855 shares for a total cost of approximately $1 million during the three months ended June 30, 2014 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

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

As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer, and Brian W. MacLean, President and Chief Operating Officer, were the only “named executive officers” (i.e., an executive officer named in the compensation disclosures in the Company’s proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect.  The trading plans extend from approximately four to five months from the date of this report.  Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary, and Mr. MacLean has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amount is calculated for purposes of the stock ownership guidelines).  See “Compensation Discussion and Analysis — Stock Ownership Guidelines” in the Company’s proxy statement filed with the SEC on April 11, 2014.

Glossary of Selected Insurance Terms.  The following definitions have been updated from those previously provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 to better align the definition of deferred acquisition costs with the Company’s notes to financial statements and to clarify that the ratios described below are calculated as prescribed by Statutory Accounting Practices (SAP), the most comparable measure, as adjusted to be consistent with revenue and expense recognition as presented in the Company’s Reports on Form 10-K and Form 10-Q.

Deferred acquisition costs (DAC)

DAC consists of incremental direct costs of acquired and renewal insurance contracts, consisting of commissions (other than contingent commissions) and premium-related taxes that are deferred and amortized to achieve a matching of revenues and expenses when reported in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP).

Combined ratio

For Statutory Accounting Practices (SAP), the combined ratio is the sum of the SAP loss and LAE ratio and the SAP underwriting expense ratio as defined in the statutory financial statements required by insurance regulators. The combined ratio as used in this report is the equivalent of, and is calculated in the same manner as, the SAP combined ratio except that the SAP underwriting expense ratio is based on net written premium and the underwriting expense ratio as used in this report is based on net earned premiums.

The combined ratio is an indicator of the Company’s underwriting discipline, efficiency in acquiring and servicing its business and overall underwriting profitability. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

Other companies’ method of computing a similarly titled measure may not be comparable to the Company’s method of computing this ratio.

Loss and LAE ratio

For SAP, the loss and LAE ratio is the ratio of incurred losses and loss adjustment expenses less certain administrative services fee income to net earned premiums as defined in the statutory financial statements required by insurance regulators. The loss and LAE ratio as used in this report is calculated in the same manner as the SAP ratio.

The loss and LAE ratio is an indicator of the Company’s underwriting discipline and underwriting profitability.

Other companies’ method of computing a similarly titled measure may not be comparable to the Company’s method of computing this ratio.

Underwriting expense ratio

For SAP, the underwriting expense ratio is the ratio of underwriting expenses incurred (including commissions paid), less certain administrative services fee income and billing and policy fees, to net written premiums as defined in the statutory financial statements required by insurance regulators. The underwriting expense ratio as used in this report is the ratio of underwriting expenses (including the amortization of deferred acquisition costs), less certain administrative services fee income and billing and policy fees, to net earned premiums.

The underwriting expense ratio is an indicator of the Company’s efficiency in acquiring and servicing its business.

Other companies’ method of computing a similarly titled measure may not be comparable to the Company’s method of computing this ratio.

Combined ratio excluding incremental impact of direct to consumer initiative

The combined ratio excluding incremental impact of direct to consumer initiative is the combined ratio adjusted to exclude the direct, variable impact of the Company’s direct-to-consumer initiative in the Personal Insurance segment.

Underlying combined ratio

The underlying combined ratio is the sum of the underlying loss and LAE ratio and the underlying underwriting expense ratio. The underlying combined ratio is an indicator of the Company’s underwriting discipline and underwriting profitability for the current accident year.

Underlying loss and LAE ratio

The underlying loss and LAE ratio is the loss and LAE ratio, adjusted to exclude the impact of catastrophe losses and prior year reserve development. The underlying loss and LAE ratio is an indicator of the Company’s underwriting discipline and underwriting profitability for the current accident year.

Underlying underwriting expense ratio	The underlying underwriting expense ratio is the underwriting expense ratio adjusted to exclude the impact of catastrophe losses.

Item 6.         EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 22, 2014	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman
Senior Vice President
(Authorized Signatory)

Date: July 22, 2014	By	/S/ DOUGLAS K. RUSSELL
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

10.1	The Travelers Companies, Inc. 2014 Stock Incentive Plan was filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated May 27, 2014 and is incorporated herein by reference.

10.2†	Current Director Compensation Program, effective as of May 28, 2014.

12.1†	Statement regarding the computation of the ratio of earnings to fixed charges.

31.1†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2014 and 2013; (ii) Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2014 and 2013; (iii) Consolidated Balance Sheet at June 30, 2014 and December 31, 2013; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

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