Form 10-Q
period 2014-09-30
TRAVELERS COMPANIES, INC.
filed 2014-10-21
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 17, 2014 was 331,396,299.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2014

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues
Premiums	$5,983	$5,666	$17,734	$16,786
Net investment income	719	657	2,150	2,014
Fee income	110	107	329	286
Net realized investment gains (losses) (1)	40	(22)	57	155
Other revenues	34	44	109	213

Total revenues	6,886	6,452	20,379	19,454

Claims and expenses
Claims and claim adjustment expenses	3,520	3,297	10,661	9,980
Amortization of deferred acquisition costs	984	953	2,899	2,851
General and administrative expenses	1,031	934	2,913	2,780
Interest expense	93	91	277	269

Total claims and expenses	5,628	5,275	16,750	15,880

Income before income taxes	1,258	1,177	3,629	3,574
Income tax expense	339	313	975	889

Net income	$919	$864	$2,654	$2,685

Net income per share
Basic	$2.72	$2.33	$7.68	$7.12

Diluted	$2.69	$2.30	$7.60	$7.05

Weighted average number of common shares outstanding
Basic	335.1	368.9	342.9	374.1

Diluted	338.9	372.9	346.5	378.1

(1)         Total other-than-temporary impairment (OTTI) gains (losses) were $(8) million and $0 million for the three months ended September 30, 2014 and 2013, respectively, and $(16) million and $(1) million for the nine months ended September 30, 2014 and 2013, respectively.  Of total OTTI, credit losses of $(10) million and $(3) million for the three months ended September 30, 2014 and 2013, respectively, and $(20) million and $(10) million for the nine months ended September 30, 2014 and 2013, respectively, were recognized in net realized investment gains (losses).  In addition, unrealized gains from other changes in total OTTI of $2 million and $3 million for the three months ended September 30, 2014 and 2013, respectively, and $4 million and $9 million for the nine months ended September 30, 2014 and 2013, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$919	$864	$2,654	$2,685

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(154)	(204)	901	(2,370)
Having credit losses recognized in the consolidated statement of income	1	(2)	4	2
Net changes in benefit plan assets and obligations	15	24	45	78
Net changes in unrealized foreign currency translation	(203)	112	(149)	(57)

Other comprehensive income (loss) before income taxes	(341)	(70)	801	(2,347)
Income tax expense (benefit)	(79)	(55)	311	(816)

Other comprehensive income (loss), net of taxes	(262)	(15)	490	(1,531)

Comprehensive income	$657	$849	$3,144	$1,154

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $61,043 and $62,196)	$63,622	$63,956
Equity securities, available for sale, at fair value (cost $609 and $686)	949	943
Real estate investments	949	938
Short-term securities	5,033	3,882
Other investments	3,637	3,441

Total investments	74,190	73,160

Cash	367	294
Investment income accrued	663	734
Premiums receivable	6,439	6,125
Reinsurance recoverables	9,279	9,713
Ceded unearned premiums	848	801
Deferred acquisition costs	1,890	1,804
Deferred taxes	—	303
Contractholder receivables	4,367	4,328
Goodwill	3,621	3,634
Other intangible assets	316	351
Other assets	2,542	2,565

Total assets	$104,522	$103,812

Liabilities
Claims and claim adjustment expense reserves	$50,402	$50,895
Unearned premium reserves	12,181	11,850
Contractholder payables	4,367	4,328
Payables for reinsurance premiums	491	298
Deferred taxes	122	—
Debt	6,348	6,346
Other liabilities	5,290	5,299

Total liabilities	79,201	79,016

Shareholders’ equity
Common stock (1,750.0 shares authorized; 331.4 and 353.5 shares issued and outstanding)	21,764	21,500
Retained earnings	26,394	24,291
Accumulated other comprehensive income	1,300	810
Treasury stock, at cost (427.6 and 401.5 shares)	(24,137)	(21,805)

Total shareholders’ equity	25,321	24,796

Total liabilities and shareholders’ equity	$104,522	$103,812

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the nine months ended September 30,	2014	2013
Common stock
Balance, beginning of year	$21,500	$21,161
Employee share-based compensation	120	122
Compensation amortization under share-based plans and other changes	144	142

Balance, end of period	21,764	21,425

Retained earnings
Balance, beginning of year	24,291	21,352
Net income	2,654	2,685
Dividends	(553)	(552)
Other	2	—

Balance, end of period	26,394	23,485

Accumulated other comprehensive income, net of tax
Balance, beginning of year	810	2,236
Other comprehensive income (loss)	490	(1,531)

Balance, end of period	1,300	705

Treasury stock (at cost)
Balance, beginning of year	(21,805)	(19,344)
Treasury stock acquired — share repurchase authorization	(2,275)	(1,400)
Net shares acquired related to employee share-based compensation plans	(57)	(60)

Balance, end of period	(24,137)	(20,804)

Total shareholders’ equity	$25,321	$24,811

Common shares outstanding
Balance, beginning of year	353.5	377.4
Treasury stock acquired — share repurchase authorization	(25.4)	(17.0)
Net shares issued under employee share-based compensation plans	3.3	3.7

Balance, end of period	331.4	364.1

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the nine months ended September 30,	2014	2013
Cash flows from operating activities
Net income	$2,654	$2,685
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(57)	(155)
Depreciation and amortization	653	642
Deferred federal income tax expense	93	132
Amortization of deferred acquisition costs	2,899	2,851
Equity in income from other investments	(412)	(247)
Premiums receivable	(334)	(242)
Reinsurance recoverables	403	1,102
Deferred acquisition costs	(2,993)	(2,862)
Claims and claim adjustment expense reserves	(298)	(1,684)
Unearned premium reserves	379	483
Other	181	184

Net cash provided by operating activities	3,168	2,889

Cash flows from investing activities
Proceeds from maturities of fixed maturities	7,975	5,917
Proceeds from sales of investments:
Fixed maturities	927	1,160
Equity securities	128	57
Real estate investments	5	—
Other investments	612	545
Purchases of investments:
Fixed maturities	(8,237)	(6,492)
Equity securities	(47)	(50)
Real estate investments	(41)	(65)
Other investments	(406)	(312)
Net purchases of short-term securities	(1,163)	(1,893)
Securities transactions in course of settlement	119	280
Acquisition, net of cash acquired	(12)	—
Other	(262)	(254)

Net cash used in investing activities	(402)	(1,107)

Cash flows from financing activities
Payment of debt	—	(500)
Issuance of debt	—	494
Dividends paid to shareholders	(549)	(549)
Issuance of common stock — employee share options	154	158
Treasury stock acquired — share repurchase authorization	(2,275)	(1,400)
Treasury stock acquired — net employee share-based compensation	(56)	(60)
Excess tax benefits from share-based payment arrangements	38	43

Net cash used in financing activities	(2,688)	(1,814)

Effect of exchange rate changes on cash	(5)	(3)

Net increase (decrease) in cash	73	(35)
Cash at beginning of year	294	330

Cash at end of period	$367	$295

Supplemental disclosure of cash flow information
Income taxes paid	$785	$724
Interest paid	$217	$206

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s 2013 Annual Report on Form 10-K as updated by the Company’s Form 8-K filed on September 10, 2014.

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

On November 1, 2013, the Company acquired all of the issued and outstanding shares of The Dominion of Canada General Insurance Company (Dominion) for an aggregate purchase price of approximately $1.035 billion. Dominion primarily markets personal lines and small commercial insurance business in Canada.  At the acquisition date, the Company recorded at fair value $3.91 billion of assets acquired and $2.88 billion of liabilities assumed as part of purchase accounting, including $16 million of identifiable intangible assets and $273 million of goodwill. Dominion is included in the Company’s Business and International Insurance segment.

Adoption of Accounting Standards Updates

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date

In February 2013, the Financial Accounting Standards Board (FASB) issued updated guidance to resolve diversity in practice concerning the recognition, measurement and disclosure of obligations resulting from certain joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date.  The guidance requires that the reporting entity measure joint and several liability arrangements as the amount the reporting entity agreed to pay on the basis of its arrangement among the co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  The updated guidance was effective for the quarter ending March 31, 2014. The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Accounting Standards Not Yet Adopted

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for the quarter ending March 31, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity’s ability to continue as a going concern and when an entity must disclose certain relevant conditions and events.  The new guidance requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued).  The new guidance allows the entity to consider the mitigating effects of management’s plans that will alleviate the substantial doubt and requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans.  If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions.

The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter.

Nature of Operations

On June 10, 2014, the Company announced a realignment of its management team, effective July 1, 2014, that gave rise to a realignment of two of its three reportable business segments, as follows:

•                  The Company’s International Insurance group, which had previously been included in the Financial, Professional & International Insurance segment, was combined with the Company’s previous Business Insurance segment to create a new Business and International Insurance segment.

•                  The Bond & Financial Products group, which comprised the remaining businesses in the Financial, Professional & International Insurance segment, now comprises the new Bond & Specialty Insurance segment.

•                  The Personal Insurance segment was not impacted by these changes.

The realignment of segments described above was made to reflect the realignment of the Company’s senior management responsibilities and the manner in which the Company’s businesses have been managed starting July 1, 2014, and the aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten.

In connection with these changes, the Company has realigned and revised the names of several businesses that comprise the Business and International Insurance segment.  The new reportable business segments are as follows:

Business and International Insurance

The Business and International Insurance segment offers a broad array of property and casualty insurance and insurance related services to its clients, primarily in the United States, as well as in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd’s.

Business and International Insurance is comprised of: Select Accounts; Middle Market; National Accounts; First Party; Specialized Distribution; and International.  International includes Dominion, which the Company acquired in November 2013 and which writes personal lines and small commercial insurance business in Canada.

International also includes the Company’s 49.5% ownership of the common stock of J. Malucelli Participações em Seguros e Resseguros S.A. (JMalucelli), its joint venture in Brazil.  JMalucelli primarily writes surety business in Brazil, as well as other property and casualty insurance business in Brazil.  The Company’s investment in JMalucelli is accounted for using the equity method and is included in “other investments” on the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

Business and International Insurance also includes the Special Liability Group (which manages the Company’s asbestos and environmental liabilities) and the assumed reinsurance and certain other runoff operations, which are collectively referred to as Business and International Insurance Other.

Bond & Specialty Insurance

The Bond & Specialty Insurance segment includes surety and financial liability coverages, which primarily use credit-based underwriting processes, and provide a wide range of primarily domestic customers with bond and insurance products and risk management services.

Personal Insurance

The Personal Insurance segment writes a broad range of property and casualty insurance covering individuals’ personal risks. The primary products of automobile and homeowners insurance are complemented by a broad suite of related coverages.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                                      SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended September 30, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2014
Premiums	$3,660	$527	$1,796	$5,983
Net investment income	557	64	98	719
Fee income	110	—	—	110
Other revenues	10	5	19	34
Total operating revenues (1)	$4,337	$596	$1,913	$6,846
Operating income (1)	$552	$165	$239	$956

2013
Premiums	$3,325	$506	$1,835	$5,666
Net investment income	504	63	90	657
Fee income	107	—	—	107
Other revenues	8	5	34	47
Total operating revenues (1)	$3,944	$574	$1,959	$6,477
Operating income (1)	$566	$120	$262	$948

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

(for the nine months ended September 30, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2014
Premiums	$10,849	$1,554	$5,331	$17,734
Net investment income	1,666	192	292	2,150
Fee income	329	—	—	329
Other revenues	32	15	62	109
Total operating revenues (1)	$12,876	$1,761	$5,685	$20,322
Operating income (1)	$1,717	$511	$582	$2,810

2013
Premiums	$9,801	$1,476	$5,509	$16,786
Net investment income	1,544	195	275	2,014
Fee income	286	—	—	286
Other revenues	135	15	67	217
Total operating revenues (1)	$11,766	$1,686	$5,851	$19,303
Operating income (1)	$1,773	$399	$601	$2,773

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Revenue reconciliation
Earned premiums
Business and International Insurance:
Domestic:
Workers’ compensation	$928	$896	$2,759	$2,640
Commercial automobile	481	476	1,422	1,425
Commercial property	442	432	1,310	1,259
General liability	472	452	1,376	1,333
Commercial multi-peril	774	779	2,292	2,320
Other	10	11	31	29
Total Domestic	3,107	3,046	9,190	9,006
International	553	279	1,659	795
Total Business and International Insurance	3,660	3,325	10,849	9,801

Bond & Specialty Insurance:
Fidelity and surety	240	235	700	683
General liability	243	227	721	661
Other	44	44	133	132
Total Bond & Specialty Insurance	527	506	1,554	1,476

Personal Insurance:
Automobile	835	855	2,471	2,591
Homeowners and other	961	980	2,860	2,918
Total Personal Insurance	1,796	1,835	5,331	5,509
Total earned premiums	5,983	5,666	17,734	16,786
Net investment income	719	657	2,150	2,014
Fee income	110	107	329	286
Other revenues	34	47	109	217
Total operating revenues for reportable segments	6,846	6,477	20,322	19,303
Other revenues	—	(3)	—	(4)
Net realized investment gains (losses)	40	(22)	57	155
Total consolidated revenues	$6,886	$6,452	$20,379	$19,454

Income reconciliation, net of tax
Total operating income for reportable segments	$956	$948	$2,810	$2,773
Interest Expense and Other (1)	(63)	(65)	(192)	(187)
Total operating income	893	883	2,618	2,586
Net realized investment gains (losses)	26	(19)	36	99
Total consolidated net income	$919	$864	$2,654	$2,685

(1)                  The primary component of Interest Expense and Other is after-tax interest expense of $60 million and $59 million for the three months ended September 30, 2014 and 2013, respectively, and $180 million and $175 million for the nine months ended September 30, 2014 and 2013, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	September 30, 2014	December 31, 2013
Asset reconciliation:
Business and International Insurance	$83,218	$82,789
Bond & Specialty Insurance	7,871	7,648
Personal Insurance	12,975	12,870
Total assets for reportable segments	104,064	103,307
Other assets (1)	458	505
Total consolidated assets	$104,522	$103,812

(1)                  The primary components of other assets at both dates were other intangible assets and accrued over-funded benefit plan assets related to the Company’s qualified domestic pension plan.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at September 30, 2014, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,050	$31	$7	$2,074
Obligations of states, municipalities and political subdivisions:
Pre-refunded	7,459	348	—	7,807
All other	24,787	1,336	33	26,090
Total obligations of states, municipalities and political subdivisions	32,246	1,684	33	33,897
Debt securities issued by foreign governments	2,435	34	1	2,468
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,114	167	7	2,274
All other corporate bonds	22,072	828	126	22,774
Redeemable preferred stock	126	9	—	135
Total	$61,043	$2,753	$174	$63,622

	Amortized	Gross Unrealized		Fair
(at December 31, 2013, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,288	$39	$12	$2,315
Obligations of states, municipalities and political subdivisions:
Pre-refunded	9,074	445	1	9,518
All other	25,414	991	361	26,044
Total obligations of states, municipalities and political subdivisions	34,488	1,436	362	35,562
Debt securities issued by foreign governments	2,552	33	8	2,577
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,263	179	18	2,424
All other corporate bonds	20,472	767	299	20,940
Redeemable preferred stock	133	6	1	138
Total	$62,196	$2,460	$700	$63,956

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Pre-refunded bonds of $7.81 billion and $9.52 billion at September 30, 2014 and December 31, 2013, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at September 30, 2014, in millions)	Cost	Gains	Losses	Value
Public common stock	$396	$312	$—	$708
Non-redeemable preferred stock	213	30	2	241
Total	$609	$342	$2	$949

		Gross Unrealized		Fair
(at December 31, 2013, in millions)	Cost	Gains	Losses	Value
Public common stock	$385	$226	$1	$610
Non-redeemable preferred stock	301	34	2	333
Total	$686	$260	$3	$943

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at September 30, 2014 and December 31, 2013, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4.

	Less than 12 months		12 months or longer		Total
(at September 30, 2014, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$172	$2	$105	$5	$277	$7
Obligations of states, municipalities and political subdivisions	1,033	1	1,736	32	2,769	33
Debt securities issued by foreign governments	226	—	143	1	369	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	157	1	257	6	414	7
All other corporate bonds	3,161	34	2,658	92	5,819	126
Total fixed maturities	4,749	38	4,899	136	9,648	174
Equity securities
Public common stock	36	—	1	—	37	—
Non-redeemable preferred stock	108	2	—	—	108	2
Total equity securities	144	2	1	—	145	2
Total	$4,893	$40	$4,900	$136	$9,793	$176

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at December 31, 2013, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$433	$12	$—	$—	$433	$12
Obligations of states, municipalities and political subdivisions	4,785	298	432	64	5,217	362
Debt securities issued by foreign governments	907	8	1	—	908	8
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	542	17	21	1	563	18
All other corporate bonds	6,887	253	421	46	7,308	299
Redeemable preferred stock	82	1	—	—	82	1
Total fixed maturities	13,636	589	875	111	14,511	700
Equity securities
Public common stock	53	1	—	—	53	1
Non-redeemable preferred stock	147	2	—	—	147	2
Total equity securities	200	3	—	—	200	3
Total	$13,836	$592	$875	$111	$14,711	$703

The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at September 30, 2014, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(at September 30, 2014, in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	—	—	2	2	4
Total fixed maturities	—	—	2	2	4
Equity securities	—	—	—	—	—
Total	$—	$—	$2	$2	$4

These unrealized losses at September 30, 2014 represented less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders’ equity on an after-tax basis.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Impairment Charges

Impairment charges included in net realized investment gains (losses) in the consolidated statement of income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—	—
Debt securities issued by foreign governments	—	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	—	—	1	2
All other corporate bonds	9	—	12	—
Redeemable preferred stock	—	—	—	—
Total fixed maturities	9	—	13	2
Equity securities
Public common stock	1	2	6	3
Non-redeemable preferred stock	—	—	—	—
Total equity securities	1	2	6	3
Other investments	—	1	1	5
Total	$10	$3	$20	$10

The following tables present the cumulative amount of and the changes during the reporting period in the credit losses of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in other comprehensive income:

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	2014
(for the three months ended September 30, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$43	$—	$—	$—	$1	$44
All other corporate bonds	66	—	—	(5)	—	61
Total fixed maturities	$109	$—	$—	$(5)	$1	$105

(for the nine months ended September 30, in millions)
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$53	$—	$1	$(3)	$(7)	$44
All other corporate bonds	65	—	3	(5)	(2)	61
Total fixed maturities	$118	$—	$4	$(8)	$(9)	$105

	2013
(for the three months ended September 30, in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$55	$—	$—	$—	$(2)	$53
All other corporate bonds	70	—	—	—	(1)	69
Total fixed maturities	$125	$—	$—	$—	$(3)	$122

(for the nine months ended September 30, in millions)
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$55	$—	$2	$—	$(4)	$53
All other corporate bonds	72	—	—	—	(3)	69
Total fixed maturities	$127	$—	$2	$—	$(7)	$122

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At September 30, 2014 and December 31, 2013, the Company had $100 million and $0 notional value of open U.S. Treasury futures contracts, respectively.  Net realized investment gains (losses) in both the three months ended September 30, 2014 and 2013 included net losses of approximately $0 million related to U.S. Treasury futures contracts.  Net realized investment gains (losses) in the nine months ended September 30, 2014 and 2013 included net losses of $0.3 million and net gains of $115 million, respectively, related to U.S. Treasury futures contracts.

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

For investments that have quoted market prices in active markets, the Company uses the unadjusted quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy.  The Company receives the quoted market prices from third party, nationally recognized pricing services.  When quoted market prices are unavailable, the Company utilizes these pricing services to determine an estimate of fair value.  The fair value estimates provided from these pricing services are included in the amount disclosed in Level 2 of the hierarchy.  If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on internally developed valuation techniques, which, depending on the level of observable market inputs, will render the fair value estimate as Level 2 or Level 3.  The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third-party market participant would be willing to pay in an arm’s length transaction.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

Fixed Maturities

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both September 30, 2014 and December 31, 2013.  The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

While the vast majority of the Company’s municipal bonds and corporate bonds are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $133 million and $94 million at September 30, 2014 and December 31, 2013, respectively. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $134 million and $161 million at September 30, 2014 and December 31, 2013, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

Equity Securities — Public Common Stock and Non-Redeemable Preferred Stock

For public common stock and non-redeemable preferred stocks, the Company receives prices from pricing services that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1.  When current market quotes in active markets are unavailable for certain non-redeemable preferred stocks held by the Company, the

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

Company receives an estimate of fair value from the pricing services.  The services utilize similar methodologies to price the non-redeemable preferred stocks as they do for the fixed maturities. The Company includes the fair value estimate for these non-redeemable preferred stocks in the amount disclosed in Level 2.

Other Investments

The Company holds investments in various publicly-traded securities which are reported in other investments.  These investments include mutual funds and other small holdings.  The $19 million fair value of these investments at both September 30, 2014 and December 31, 2013 was disclosed in Level 1.  At September 30, 2014 and December 31, 2013, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $37 million and $34 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals.  Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at September 30, 2014 and December 31, 2013 in the amount disclosed in Level 3.

Derivatives

At September 30, 2014 and December 31, 2013, the Company held $9 million and $8 million, respectively, of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2 — fixed maturities.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at September 30, 2014 and December 31, 2013.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

(at September 30, 2014, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,074	$2,062	$12	$—
Obligations of states, municipalities and political subdivisions	33,897	24	33,860	13
Debt securities issued by foreign governments	2,468	9	2,459	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,274	—	2,274	—
All other corporate bonds	22,774	17	22,511	246
Redeemable preferred stock	135	5	122	8

Total fixed maturities	63,622	2,117	61,238	267

Equity securities
Public common stock	708	708	—	—
Non-redeemable preferred stock	241	93	148	—

Total equity securities	949	801	148	—

Other investments	56	19	—	37

Total	$64,627	$2,937	$61,386	$304

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

During the nine months ended September 30, 2014, the Company had transfers of $1 million of obligations of states, municipalities and political subdivisions from Level 1 to Level 2.  In addition, the Company had transfers of $10 million of non-redeemable preferred stock and $5 million of redeemable preferred stock from Level 2 to Level 1.

(at December 31, 2013, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,315	$2,298	$17	$—
Obligations of states, municipalities and political subdivisions	35,562	1	35,538	23
Debt securities issued by foreign governments	2,577	—	2,577	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,424	—	2,415	9
All other corporate bonds	20,940	—	20,726	214
Redeemable preferred stock	138	—	129	9

Total fixed maturities	63,956	2,299	61,402	255

Equity securities
Public common stock	610	610	—	—
Non-redeemable preferred stock	333	138	195	—

Total equity securities	943	748	195	—

Other investments	53	19	—	34

Total	$64,952	$3,066	$61,597	$289

During the year ended December 31, 2013, the Company had transfers of $31 million of redeemable preferred stock and $54 million of non-redeemable preferred stock from Level 1 to Level 2.

The following tables present the changes in the Level 3 fair value category during the three months and nine months ended September 30, 2014 and the twelve months ended December 31, 2013.

Three Months Ended September 30, 2014 (in millions)	Fixed Maturities	Other Investments	Total

Balance at June 30, 2014	$264	$36	$300
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (losses) (1)	1	—	1
Reported in increases (decreases) in other comprehensive income	(2)	1	(1)
Purchases, sales and settlements/maturities:
Purchases	74	—	74
Sales	—	—	—
Settlements/maturities	(13)	—	(13)
Gross transfers into Level 3	8	—	8
Gross transfers out of Level 3	(65)	—	(65)

Balance at September 30, 2014	$267	$37	$304

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                 Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

Nine Months Ended September 30, 2014 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2013	$255	$34	$289
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (losses) (1)	3	1	4
Reported in increases (decreases) in other comprehensive income	(2)	1	(1)
Purchases, sales and settlements/maturities:
Purchases	216	1	217
Sales	(1)	—	(1)
Settlements/maturities	(73)	—	(73)
Gross transfers into Level 3	8	—	8
Gross transfers out of Level 3	(139)	—	(139)

Balance at September 30, 2014	$267	$37	$304

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                 Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

Twelve Months Ended December 31, 2013 (in millions)	Fixed Maturities	Other Investments	Total

Balance at December 31, 2012	$230	$54	$284
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains (1)	4	12	16
Reported in increases (decreases) in other comprehensive income	(2)	1	(1)
Purchases, sales and settlements/maturities:
Purchases	180	—	180
Sales	(25)	(33)	(58)
Settlements/maturities	(83)	—	(83)
Gross transfers into Level 3	15	—	15
Gross transfers out of Level 3	(64)	—	(64)

Balance at December 31, 2013	$255	$34	$289

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)                 Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The Company’s insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below.  The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value at September 30, 2014 and December 31, 2013, and the level within the fair value hierarchy at which such assets and liabilities are measured on a recurring basis.

(at September 30, 2014, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$5,033	$5,033	$1,265	$3,719	$49

Financial liabilities:
Debt	$6,248	$7,390	$—	$7,390	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2013, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,882	$3,882	$1,608	$2,215	$59

Financial liabilities:
Debt	$6,246	$7,123	$—	$7,123	$—
Commercial paper	$100	$100	$—	$100	$—

The Company utilized a pricing service to estimate fair value for approximately 98% and 97% of short-term securities at September 30, 2014 and December 31, 2013, respectively.  A description of the process and inputs used by the pricing service to estimate fair value is discussed in the “Fixed Maturities” section above.  Estimates of fair value for U.S. Treasury securities and money market funds are based on market quotations received from the pricing service and are disclosed in Level 1 of the hierarchy.  The fair value of other short-term fixed maturity securities is estimated by the pricing service using observable market inputs and is disclosed in Level 2 of the hierarchy.  For short-term securities where an estimate is not obtained from the pricing service, the carrying value approximates fair value and is included in Level 3 of the hierarchy.

The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at both September 30, 2014 and December 31, 2013.  The pricing service utilizes market quotations for debt that have quoted prices in active markets.  Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the fair value estimates are based on market observable inputs and disclosed in Level 2 of the hierarchy.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2014 or twelve months ended December 31, 2013.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at September 30, 2014 and December 31, 2013:

(in millions)	September 30, 2014	December 31, 2013
Business and International Insurance (1)	$2,486	$2,499
Bond & Specialty Insurance	495	495
Personal Insurance	613	613
Other	27	27

Total	$3,621	$3,634

(1)    Includes goodwill associated with the Company’s acquisition of Dominion in 2013, which is subject to the impact of changes in foreign currency exchange rates.

Other Intangible Assets

The following presents a summary of the Company’s other intangible assets by major asset class at September 30, 2014 and December 31, 2013:

(at September 30, 2014, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$460	$438	$22
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles (1)	209	132	77

Total intangible assets subject to amortization	669	570	99
Intangible assets not subject to amortization	217	—	217

Total other intangible assets	$886	$570	$316

(at December 31, 2013, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$460	$414	$46
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles (1)	201	113	88

Total intangible assets subject to amortization	661	527	134
Intangible assets not subject to amortization	217	—	217

Total other intangible assets	$878	$527	$351

(1)    The time value of money and the risk margin (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Customer-related	$8	$8	$24	$23
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles	4	3	11	11

Total amortization expense	$12	$11	$35	$34

Intangible asset amortization expense is estimated to be $12 million for the remainder of 2014, $26 million in 2015, $10 million in 2016, $9 million in 2017 and $8 million in 2018.

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the nine months ended September 30, 2014.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, December 31, 2013	$1,125	$197	$(431)	$(81)	$810

Other comprehensive income (OCI) before reclassifications	610	—	—	(130)	480
Amounts reclassified from AOCI	(20)	2	28	—	10

Net OCI, current period	590	2	28	(130)	490

Balance, September 30, 2014	$1,715	$199	$(403)	$(211)	$1,300

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following tables present the pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for the three months and nine months ended September 30, 2014 and 2013.

(for the three months ended September 30, in millions)	2014	2013

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(154)	$(204)
Income tax benefit	(55)	(72)

Net of taxes	(99)	(132)

Having credit losses recognized in the consolidated statement of income	1	(2)
Income tax expense (benefit)	1	(1)

Net of taxes	—	(1)

Net changes in benefit plan assets and obligations	15	24
Income tax expense	5	9

Net of taxes	10	15

Net changes in unrealized foreign currency translation	(203)	112
Income tax expense (benefit)	(30)	9

Net of taxes	(173)	103

Total other comprehensive loss	(341)	(70)
Total income tax benefit	(79)	(55)

Total other comprehensive loss, net of taxes	$(262)	$(15)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

(for the nine months ended September 30, in millions)	2014	2013

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$901	$(2,370)
Income tax expense (benefit)	311	(824)

Net of taxes	590	(1,546)

Having credit losses recognized in the consolidated statement of income	4	2
Income tax expense	2	—

Net of taxes	2	2

Net changes in benefit plan assets and obligations	45	78
Income tax expense	17	28

Net of taxes	28	50

Net changes in unrealized foreign currency translation	(149)	(57)
Income tax benefit	(19)	(20)

Net of taxes	(130)	(37)

Total other comprehensive income (loss)	801	(2,347)
Total income tax expense (benefit)	311	(816)

Total other comprehensive income (loss), net of taxes	$490	$(1,531)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following tables present the pretax and related income tax expense (benefit) components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income for the three months and nine months ended September 30, 2014 and 2013.

(for the three months ended September 30, in millions)	2014	2013

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(1)	$(4)
Income tax expense (2)	—	(1)

Net of taxes	(1)	(3)

Having credit losses recognized in the consolidated statement of income (1)	—	—
Income tax benefit (2)	—	—

Net of taxes	—	—

Reclassification adjustment related to benefit plan assets and obligations (3)	15	26
Income tax benefit (2)	5	9

Net of taxes	10	17

Reclassification adjustment related to foreign currency translation (1)	—	11
Income tax benefit (2)	—	—

Net of taxes	—	11

Total reclassifications	14	33
Total income tax benefit	5	8

Total reclassifications, net of taxes	$9	$25

(1)         (Increases) decreases net realized investment gains (losses) on the consolidated statement of income.

(2)         (Increases) decreases income tax expense on the consolidated statement of income.

(3)         Increases (decreases) general and administrative expenses on the consolidated statement of income.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

(for the nine months ended September 30, in millions)	2014	2013

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(30)	$(55)
Income tax expense (2)	(10)	(19)

Net of taxes	(20)	(36)

Having credit losses recognized in the consolidated statement of income (1)	4	2
Income tax benefit (2)	2	1

Net of taxes	2	1

Reclassification adjustment related to benefit plan assets and obligations (3)	45	78
Income tax benefit (2)	17	27

Net of taxes	28	51

Reclassification adjustment related to foreign currency translation (1)	—	8
Income tax benefit (2)	—	—

Net of taxes	—	8

Total reclassifications	19	33
Total income tax benefit	9	9

Total reclassifications, net of taxes	$10	$24

(1)         (Increases) decreases net realized investment gains (losses) on the consolidated statement of income.

(2)         (Increases) decreases income tax expense on the consolidated statement of income.

(3)         Increases (decreases) general and administrative expenses on the consolidated statement of income.

7.                          COMMON SHARE REPURCHASES

During the three months and nine months ended September 30, 2014, the Company repurchased 8.1 million and 25.4 million shares, respectively, under its share repurchase authorization, for a total cost of $750 million and $2.28 billion, respectively.  The average cost per share repurchased was $92.47 and $89.61, respectively.  At September 30, 2014, the Company had $2.48 billion of capacity remaining under the share repurchase authorization.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                       EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2014	2013	2014	2013

Basic and Diluted
Net income, as reported	$919	$864	$2,654	$2,685
Participating share-based awards — allocated income	(7)	(6)	(19)	(20)

Net income available to common shareholders — basic and diluted	$912	$858	$2,635	$2,665

Common Shares
Basic
Weighted average shares outstanding	335.1	368.9	342.9	374.1

Diluted
Weighted average shares outstanding	335.1	368.9	342.9	374.1
Weighted average effects of dilutive securities — stock options and performance shares	3.8	4.0	3.6	4.0

Total	338.9	372.9	346.5	378.1

Net Income per Common Share
Basic	$2.72	$2.33	$7.68	$7.12

Diluted	$2.69	$2.30	$7.60	$7.05

9.             SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at September 30, 2014:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,597,990	$58.48	6.0 years	$269

Exercisable at end of period	4,775,291	$50.40	4.6 years	$208

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $31 million and $29 million for the three months ended September 30, 2014 and 2013, respectively, and $106 million and $99 million for the nine months ended September 30, 2014 and 2013, respectively.  The related tax benefits recognized in the consolidated statement of income were $10 million for the each of the three months ended September 30, 2014 and 2013, and $36 million and $34 million for the nine months ended September 30, 2014 and 2013, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2014 was $151 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2013 was $120 million, which was expected to be recognized over a weighted-average period of 1.7 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.             SHARE-BASED INCENTIVE COMPENSATION, Continued

In February 2014, the Company’s board of directors approved The Travelers Companies, Inc. 2014 Stock Incentive Plan (2014 Incentive Plan) to replace, effective with shareholder approval, the Amended and Restated 2004 Stock Incentive Plan (2004 Incentive Plan), which was scheduled to expire in July 2014.  At the Company’s 2014 Annual Meeting of Shareholders on May 27, 2014, the shareholders approved the 2014 Incentive Plan.  Accordingly, the 2014 Incentive Plan became effective on that date, and no further awards will be made under the 2004 Incentive Plan.  The 2014 Incentive Plan has substantially the same terms, other than the number of shares available, as the 2004 Incentive Plan and is effective through February 5, 2024.  The number of shares initially available for issuance under the 2014 Incentive Plan was 10,000,000 shares of common stock.  Shares of common stock subject to an award granted under the 2014 Incentive Plan or the prior 2004 Incentive Plan that expire unexercised, are forfeited, terminated or canceled and that do not result in the issuance of common stock, will be available for grant under the 2014 Incentive Plan.

10.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

(for the three months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2014	2013	2014	2013

Net Periodic Benefit Cost:
Service cost	$27	$30	$—	$—
Interest cost on benefit obligation	38	33	3	3
Expected return on plan assets	(55)	(52)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial (gain) loss	17	27	(1)	—

Net periodic benefit cost	$27	$38	$1	$2

(for the nine months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2014	2013	2014	2013

Net Periodic Benefit Cost:
Service cost	$82	$89	$—	$—
Interest cost on benefit obligation	113	99	8	7
Expected return on plan assets	(164)	(156)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(2)	(2)
Net actuarial (gain) loss	49	80	(2)	—

Net periodic benefit cost	$80	$112	$4	$5

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

Asbestos Direct Action Litigation — In October 2001 and April 2002, two purported class action suits (Wise v. Travelers and Meninger v. Travelers) were filed against Travelers Property Casualty Corp. (TPC), a wholly-owned subsidiary of the Company, and other insurers (not including The St. Paul Companies, Inc. (SPC), which was acquired by TPC in 2004) in state court in West Virginia.  These and other cases subsequently filed in West Virginia were consolidated into a single proceeding in the Circuit Court of Kanawha County, West Virginia. The plaintiffs alleged that the insurer defendants engaged in unfair trade practices in violation of state statutes by inappropriately handling and settling asbestos claims. The plaintiffs sought to reopen large numbers of settled asbestos claims and to impose liability for damages, including punitive damages, directly on insurers.  Similar lawsuits alleging inappropriate handling and settling of asbestos claims were filed in Massachusetts and Hawaii state courts.  These suits are collectively referred to as the Statutory and Hawaii Actions.

In March 2002, the plaintiffs in consolidated asbestos actions pending before a mass tort panel of judges in West Virginia state court amended their complaint to include TPC as a defendant, alleging that TPC and other insurers breached alleged duties to certain users of asbestos products.  The plaintiffs sought damages, including punitive damages. Lawsuits seeking similar relief and raising similar allegations, primarily violations of purported common law duties to third parties, were also asserted in various state courts against TPC and SPC. The claims asserted in these suits are collectively referred to as the Common Law Claims.

In response to these claims, TPC moved to enjoin the Statutory Actions and the Common Law Claims in the federal bankruptcy court that had presided over the bankruptcy of TPC’s former policyholder Johns-Manville Corporation on the ground that the suits violated injunctions entered in connection with confirmation of the Johns-Manville bankruptcy (the 1986 Orders).  The bankruptcy court issued a temporary restraining order and referred the parties to mediation.  In November 2003, the parties reached a settlement of the Statutory and Hawaii Actions, which included a lump-sum payment of up to $412 million by TPC, subject to a number of significant contingencies. In May 2004, the parties reached a settlement resolving substantially all pending and similar future Common Law Claims against TPC, which included a payment of up to $90 million by TPC, subject to similar contingencies.  Among the contingencies for each of these settlements was that the bankruptcy court issue an order, which must become a final order, clarifying that all of these claims, and similar future asbestos-related claims against TPC, as well as related contribution claims, are barred by the 1986 Orders.

On August 17, 2004, the bankruptcy court entered an order approving the settlements and clarifying that the 1986 Orders barred the pending Statutory and Hawaii Actions and substantially all Common Law Claims pending against TPC (the Clarifying Order). The Clarifying Order also applies to similar direct action claims that may be filed in the future.  Although the District Court substantially affirmed the Clarifying Order, on February 15, 2008, the Second Circuit issued an opinion vacating on jurisdictional grounds the District Court’s approval of the Clarifying Order.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.          CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

The plaintiffs in the Statutory and Hawaii Actions and the Common Law Claims actions thereafter filed motions in the bankruptcy court to compel TPC to make payment under the settlement agreements, arguing that all conditions precedent to the settlements had been met.  On December 16, 2010, the bankruptcy court granted the plaintiffs’ motions and ruled that TPC was required to fund the settlements.  The court entered judgment against TPC on January 20, 2011 in accordance with this ruling and ordered TPC to pay the settlement amounts plus prejudgment interest.  The bankruptcy court’s judgment was reversed by the district court on March 1, 2012, the district court having found that the conditions to the settlements had not been met in view of the Second Circuit’s March 22, 2010 ruling permitting the filing of contribution claims against TPC.  The plaintiffs appealed the district court’s March 1, 2012 decision to the Second Circuit Court of Appeals.  On July 22, 2014, the Second Circuit issued an opinion reversing the district court’s decision and reinstating the bankruptcy court’s January 20, 2011 order which ordered TPC to pay the settlement amounts plus prejudgment interest. On August 5, 2014, TPC filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit.  The parties await the court’s decision on that petition.  At September 30, 2014, the settlement amount recognized in the Company’s consolidated financial statements totaled $579 million, comprising the $502 million settlement amount described above, plus pre-judgment and post-judgment interest totaling $77 million. Post-judgment interest will continue to accrue at an annual rate of 0.27% until the settlement is paid.

SPC, which is not covered by the Manville bankruptcy court rulings or the settlements described above, from time to time has been named as a defendant in direct action cases in Texas state court asserting common law claims.  All such cases that are still pending and in which SPC had been served are either currently on the inactive docket in Texas state court or have been superseded by amended petitions that do not name SPC.  If any of those cases becomes active or are amended to name SPC, SPC intends to litigate those cases vigorously.  SPC was previously a defendant in similar direct actions in Ohio state court, which have been dismissed following favorable rulings by Ohio trial and appellate courts.  From time to time, SPC and/or its subsidiaries have been named in similar individual direct actions in other jurisdictions.

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

Gain Contingency

On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re (American Re), and three other reinsurers.  By order dated October 22, 2010, the trial court corrected certain clerical errors and made certain clarifications to the August 17, 2010 order.  On October 25, 2010, judgment was entered against American Re and the other three insurers, awarding USF&G $420 million, comprising $251 million ceded under the terms of the disputed reinsurance contract plus interest of 9% amounting to $169 million as of that date.  The judgment, including the award of interest, was appealed by the reinsurers to the New York Supreme Court, Appellate Division, First Department.  On January 24, 2012, the Appellate Division affirmed the judgment.  On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.          CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

Appeals, and on March 12, 2012, the Appellate Division granted the reinsurers’ motion.  On February 7, 2013, the Court of Appeals issued an opinion that largely affirmed the summary judgment in USF&G’s favor, while modifying in part the summary judgment with respect to two discrete issues and remanding the case to the trial court for determination of those issues.  The Company believes it has a meritorious position on each of these issues and intends to pursue its claim vigorously.  On May 2, 2013, the Court of Appeals denied a motion by reinsurers to reconsider the February 7, 2013 opinion.  In November 2013, the Company entered into a settlement agreement with one of the reinsurers.  At September 30, 2014, the claim totaled $482 million, comprising the $238 million of reinsurance recoverable plus interest amounting to $244 million as of that date.  Interest will continue to accrue at an annual rate of 9% until the claim is paid. The $238 million of reinsurance recoverable owed to USF&G under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company’s consolidated balance sheet.  The interest that would be owed as part of any judgment ultimately entered in favor of USF&G is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.57 billion and $1.52 billion at September 30, 2014 and December 31, 2013, respectively.

Guarantees

In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the businesses being sold, covenants and obligations of the Company and/or its subsidiaries following the closing and, in certain cases, obligations arising from undisclosed liabilities, adverse reserve development and imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law.  Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $464 million at September 30, 2014, of which $8 million was recognized on the balance sheet at that date.

The Company also has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various other indemnifications.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.  The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $150 million at September 30, 2014, approximately $75 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at September 30, 2014, all of which is indemnified by a third party.

12.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, which totaled $700 million at September 30, 2014.

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

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$4,064	$1,919	$—	$—	$5,983
Net investment income	479	239	1	—	719
Fee income	110	—	—	—	110
Net realized investment gains (losses)(1)	(2)	41	1	—	40
Other revenues	28	6	—	—	34

Total revenues	4,679	2,205	2	—	6,886

Claims and expenses
Claims and claim adjustment expenses	2,359	1,161	—	—	3,520
Amortization of deferred acquisition costs	642	342	—	—	984
General and administrative expenses	716	311	4	—	1,031
Interest expense	12	—	81	—	93

Total claims and expenses	3,729	1,814	85	—	5,628

Income (loss) before income taxes	950	391	(83)	—	1,258
Income tax expense (benefit)	263	106	(30)	—	339
Net income of subsidiaries	—	—	972	(972)	—

Net income	$687	$285	$919	$(972)	$919

(1)     Total other-than-temporary impairments (OTTI) for the three months ended September 30, 2014, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI gains (losses)	$(8)	$—	$—	$—	$(8)
OTTI losses recognized in net realized investment gains (losses)	$(9)	$(1)	$—	$—	$(10)
OTTI gains recognized in OCI	$1	$1	$—	$—	$2

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

(1)     Total other-than-temporary impairments (OTTI) for the three months ended September 30, 2013, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

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

(2)     The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$12,028	$5,706	$—	$—	$17,734
Net investment income	1,451	695	4	—	2,150
Fee income	328	1	—	—	329
Net realized investment gains (1)	4	50	3	—	57
Other revenues	93	16	—	—	109

Total revenues	13,904	6,468	7	—	20,379

Claims and expenses
Claims and claim adjustment expenses	7,149	3,512	—	—	10,661
Amortization of deferred acquisition costs	1,927	972	—	—	2,899
General and administrative expenses	2,026	876	11	—	2,913
Interest expense	36	—	241	—	277

Total claims and expenses	11,138	5,360	252	—	16,750

Income (loss) before income taxes	2,766	1,108	(245)	—	3,629
Income tax expense (benefit)	770	291	(86)	—	975
Net income of subsidiaries	—	—	2,813	(2,813)	—

Net income	$1,996	$817	$2,654	$(2,813)	$2,654

(1)     Total other-than-temporary impairments (OTTI) for the nine months ended September 30, 2014, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI losses	$(11)	$(5)	$—	$—	$(16)
OTTI losses recognized in net realized investment gains	$(14)	$(6)	$—	$—	$(20)
OTTI gains recognized in OCI	$3	$1	$—	$—	$4

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

(1)     Total other-than-temporary impairments (OTTI) for the nine months ended September 30, 2013, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

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

(2)     The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended September 30, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$687	$285	$919	$(972)	$919

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(118)	(35)	(1)	—	(154)
Having credit losses recognized in the consolidated statement of income	2	(1)	—	—	1
Net changes in benefit plan assets and obligations	—	1	14	—	15
Net changes in unrealized foreign currency translation	(120)	(83)	—	—	(203)

Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(236)	(118)	13	—	(341)
Income tax expense (benefit)	(62)	(22)	5	—	(79)

Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(174)	(96)	8	—	(262)

Other comprehensive loss of subsidiaries	—	—	(270)	270	—

Other comprehensive loss	(174)	(96)	(262)	270	(262)

Comprehensive income	$513	$189	$657	$(702)	$657

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

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the nine months ended September 30, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$1,996	$817	$2,654	$(2,813)	$2,654

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	632	266	3	—	901
Having credit losses recognized in the consolidated statement of income	11	(7)	—	—	4
Net changes in benefit plan assets and obligations	—	1	44	—	45
Net changes in unrealized foreign currency translation	(94)	(55)	—	—	(149)

Other comprehensive income before income taxes and other comprehensive income of subsidiaries	549	205	47	—	801
Income tax expense	210	84	17	—	311

Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	339	121	30	—	490

Other comprehensive income of subsidiaries	—	—	460	(460)	—

Other comprehensive income	339	121	490	(460)	490

Comprehensive income	$2,335	$938	$3,144	$(3,273)	$3,144

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

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At September 30, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $61,043)	$43,493	$20,090	$39	$—	$63,622
Equity securities, available for sale, at fair value (cost $609)	271	542	136	—	949
Real estate investments	56	893	—	—	949
Short-term securities	2,413	812	1,808	—	5,033
Other investments	2,658	978	1	—	3,637

Total investments	48,891	23,315	1,984	—	74,190

Cash	216	149	2	—	367
Investment income accrued	451	206	6	—	663
Premiums receivable	4,353	2,086	—	—	6,439
Reinsurance recoverables	6,214	3,065	—	—	9,279
Ceded unearned premiums	738	110	—	—	848
Deferred acquisition costs	1,666	224	—	—	1,890
Contractholder receivables	3,274	1,093	—	—	4,367
Goodwill	2,609	1,012	—	—	3,621
Other intangible assets	225	91	—	—	316
Investment in subsidiaries	—	—	28,950	(28,950)	—
Other assets	2,011	363	168	—	2,542

Total assets	$70,648	$31,714	$31,110	$(28,950)	$104,522

Liabilities
Claims and claim adjustment expense reserves	$33,414	$16,988	$—	$—	$50,402
Unearned premium reserves	8,463	3,718	—	—	12,181
Contractholder payables	3,274	1,093	—	—	4,367
Payables for reinsurance premiums	286	205	—	—	491
Deferred taxes	24	44	54	—	122
Debt	692	—	5,656	—	6,348
Other liabilities	4,039	1,160	91	—	5,290

Total liabilities	50,192	23,208	5,801	—	79,201

Shareholders’ equity
Common stock (1,750.0 shares authorized; 331.4 shares issued and outstanding)	—	390	21,764	(390)	21,764
Additional paid-in capital	11,634	6,502	—	(18,136)	—
Retained earnings	7,716	1,070	26,382	(8,774)	26,394
Accumulated other comprehensive income	1,106	544	1,300	(1,650)	1,300
Treasury stock, at cost (427.6 shares)	—	—	(24,137)	—	(24,137)

Total shareholders’ equity	20,456	8,506	25,309	(28,950)	25,321

Total liabilities and shareholders’ equity	$70,648	$31,714	$31,110	$(28,950)	$104,522

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

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,996	$817	$2,654	$(2,813)	$2,654
Net adjustments to reconcile net income to net cash provided by operating activities	391	(73)	322	(126)	514

Net cash provided by operating activities	2,387	744	2,976	(2,939)	3,168

Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,886	3,088	1	—	7,975
Proceeds from sales of investments:
Fixed maturities	511	415	1	—	927
Equity securities	83	41	4	—	128
Real estate investments	1	4	—	—	5
Other investments	317	295	—	—	612
Purchases of investments:
Fixed maturities	(4,888)	(3,345)	(4)	—	(8,237)
Equity securities	(3)	(38)	(6)	—	(47)
Real estate investments	(22)	(19)	—	—	(41)
Other investments	(292)	(114)	—	—	(406)
Net purchases of short-term securities	(552)	(326)	(285)	—	(1,163)
Securities transactions in course of settlement	66	53	—	—	119
Acquisitions, net of cash acquired	(9)	(3)	—	—	(12)
Other	(256)	(6)	—	—	(262)

Net cash provided by (used in) investing activities	(158)	45	(289)	—	(402)

Cash flows from financing activities
Dividends paid to shareholders	—	—	(549)	—	(549)
Issuance of common stock — employee share options	—	—	154	—	154
Treasury stock acquired — share repurchase authorization	—	—	(2,275)	—	(2,275)
Treasury stock acquired — net employee share-based compensation	—	—	(56)	—	(56)
Excess tax benefits from share-based payment arrangements	—	—	38	—	38
Dividends paid to parent company	(2,150)	(789)	—	2,939	—

Net cash used in financing activities	(2,150)	(789)	(2,688)	2,939	(2,688)

Effect of exchange rate changes on cash	—	(5)	—	—	(5)

Net increase (decrease) in cash	79	(5)	(1)	—	73
Cash at beginning of year	137	154	3	—	294

Cash at end of period	$216	$149	$2	$—	$367

Supplemental disclosure of cash flow information
Income taxes paid (received)	$684	$215	$(114)	$—	$785
Interest paid	$40	$—	$177	$—	$217

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

FINANCIAL HIGHLIGHTS

2014 Third Quarter Consolidated Results of Operations

•                   Net income of $919 million, or $2.72 per share basic and $2.69 per share diluted

•                   Net earned premiums of $5.98 billion

•                   Catastrophe losses of $83 million ($54 million after-tax)

•                   Net favorable prior year reserve development of $113 million ($74 million after-tax)

•                   Combined ratio of 90.0%

•                   Net investment income of $719 million ($568 million after-tax)

•                   Operating cash flows of $1.84 billion

2014 Third Quarter Consolidated Financial Condition

•                   Total investments of $74.19 billion; fixed maturities and short-term securities comprised 93% of total investments

•                   Total assets of $104.52 billion

•                   Total debt of $6.35 billion, resulting in a debt-to-total capital ratio of 20.0% (21.3% excluding net unrealized investment gains, net of tax)

•                   Repurchased 8.1 million common shares for total cost of $750 million under the publicly-announced share repurchase authorization

•                   Shareholders’ equity of $25.32 billion

•                   Net unrealized investment gains of $2.94 billion ($1.91 billion after-tax)

•                   Book value per common share of $76.42

•                   Holding company liquidity of $1.88 billion

Realignment of Reportable Business Segments

On June 10, 2014, the Company announced a realignment of two of its three business segments, effective July 1, 2014. The discussion of segment results herein is based on the Company’s reportable business segment structure effective July 1, 2014.

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2014	2013	2014	2013

Revenues
Premiums	$5,983	$5,666	$17,734	$16,786
Net investment income	719	657	2,150	2,014
Fee income	110	107	329	286
Net realized investment gains (losses)	40	(22)	57	155
Other revenues	34	44	109	213
Total revenues	6,886	6,452	20,379	19,454

Claims and expenses
Claims and claim adjustment expenses	3,520	3,297	10,661	9,980
Amortization of deferred acquisition costs	984	953	2,899	2,851
General and administrative expenses	1,031	934	2,913	2,780
Interest expense	93	91	277	269
Total claims and expenses	5,628	5,275	16,750	15,880

Income before income taxes	1,258	1,177	3,629	3,574
Income tax expense	339	313	975	889
Net income	$919	$864	$2,654	$2,685

Net income per share
Basic	$2.72	$2.33	$7.68	$7.12
Diluted	$2.69	$2.30	$7.60	$7.05

Combined ratio
Loss and loss adjustment expense ratio	58.0%	57.3%	59.2%	58.6%
Underwriting expense ratio	32.0	31.6	31.1	32.0
Combined ratio	90.0%	88.9%	90.3%	90.6%
Incremental impact of direct to consumer initiative on combined ratio	0.6%	0.5%	0.5%	0.6%

The following discussions of the Company’s net income and segment operating income are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $2.69 in the third quarter of 2014 increased by 17% over diluted net income per share of $2.30 in the same period of 2013.  Net income of $919 million in the third quarter of 2014 increased by 6% over net income of $864 million in the same period of 2013.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods.  The increase in net income in the third quarter of 2014 compared with the same period of 2013 primarily reflected the pretax impacts of (i) net realized investment gains (compared with net realized investment losses in the third quarter of 2013), (ii) an increase in net investment income and (iii) lower catastrophe losses, partially offset by (iv) lower net favorable prior year reserve development, (v) a decline in other revenues and (vi) slightly lower underwriting margins excluding catastrophe losses and prior year reserve development (underlying underwriting margins).  Catastrophe losses in the third quarters of 2014 and 2013 were $83 million and $99 million, respectively.  Net favorable prior year reserve development in the third quarters of 2014 and 2013 was $113 million and $158 million, respectively.  The slight decline in underlying underwriting margins primarily reflected an increase in non-catastrophe weather-related losses, largely offset by the impact of earned pricing that exceeded loss cost trends in each of the Company’s business segments.  Partially offsetting this net pretax increase was the related increase in income tax expense.  The effective tax rate in the third quarter of 2014 was higher than in the same period in 2013.  This resulted from the impact of interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income in the third quarter of 2014.

Diluted net income per share of $7.60 in the first nine months of 2014 increased by 8% over diluted net income per share of $7.05 in the same period of 2013.  Net income of $2.65 billion in the first nine months of 2014 decreased by 1% from net income of $2.69 billion in the same period of 2013.  The increase in diluted net income per share compared with a slight decrease in net income reflected the impact of share repurchases in recent periods.  The slight decrease in net income reflected an increase in income before income taxes that was more than offset by an increase in income tax expense.  The increase in income before income taxes was primarily driven by the pretax impacts of (i) higher underlying underwriting margins, (ii) an increase in net investment income and (iii) slightly higher net favorable prior year reserve development, partially offset by (iv) higher catastrophe losses, (v) a decline in other income and (vi) lower net realized investment gains.  Catastrophe losses in the first nine months of 2014 and 2013 were $668 million and $538 million, respectively.  Net favorable prior year reserve development in the first nine months of 2014 and 2013 was $590 million and $581 million, respectively.  The improvement in underlying underwriting margins primarily resulted from the impacts of (i) earned pricing that exceeded loss cost trends in each of the Company’s business segments, (ii) lower reinsurance costs and (iii) a first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums, partially offset by (iv) an increase in non-catastrophe weather-related losses.  Net income in the first nine months of 2013 benefited from a $63 million reduction in income tax expense resulting from the resolution of prior year tax matters.  The effective tax rate in the first nine months of 2014 was higher than in the same period in 2013.  This resulted primarily from the impact of the reduction in income tax expense in the second quarter of 2013 due to the resolution of prior year tax matters.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2014 were $5.98 billion, $317 million or 6% higher than in the same period of 2013.  Earned premiums in the first nine months of 2014 were $17.73 billion, $948 million or 6% higher than in the same period of 2013.  The increase in earned premiums in both periods of 2014 primarily reflected the impact of the acquisition of Dominion on November 1, 2013.  In the Business and International Insurance segment, earned premiums in the third quarter and first nine months of 2014 increased by 10% and 11% over the respective periods of 2013, primarily reflecting the impact of the acquisition of Dominion.  In the Bond & Specialty Insurance segment, earned premiums in the third quarter and first nine months of 2014 increased by 4% and 5% over the respective periods of 2013.  In the Personal Insurance segment, earned premiums in the third quarter and first nine months of 2014 decreased by 2% and 3% from the respective periods of 2013.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013

Average investments (1)	$72,062	$70,419	$72,062	$70,128
Pretax net investment income	719	657	2,150	2,014
After-tax net investment income	568	531	1,703	1,624
Average pretax yield (2)	4.0%	3.7%	4.0%	3.8%
Average after-tax yield (2)	3.2%	3.0%	3.2%	3.1%

(1)                  Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses, net of tax.

Net investment income in the third quarter of 2014 was $719 million, $62 million or 9% higher than in the same period of 2013.  Net investment income in the first nine months of 2014 was $2.15 billion, $136 million or 7% higher than in the same period of 2013.  Net investment income from fixed maturity investments in the third quarter and first nine months of 2014 was $552 million and $1.69 billion, respectively, $19 million and $37 million lower, respectively, than in the same periods of 2013, primarily resulting from lower long-term reinvestment yields available in the market, partially offset by the impact of the acquisition of Dominion.  Net investment income generated by non-fixed maturity investments in the third quarter and first nine months of 2014 was $174 million and $477 million, respectively, $83 million and $174 million higher, respectively, than in the same periods of 2013, primarily driven by higher returns from the Company’s private equity investments in both periods, as well as higher returns from real estate partnership investments in the first quarter of 2014.

Fee Income

The National Accounts market in the Business and International Insurance segment is the primary source of the Company’s fee-based business.  The $3 million and $43 million increases in fee income in the third quarter and first nine months of 2014, respectively, compared with the same periods of 2013 are discussed in the Business and International Insurance segment discussion that follows.

Net Realized Investment Gains (Losses)

The following table sets forth information regarding the Company’s net realized investment gains (losses).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Net Realized Investment Gains (Losses)
Other-than-temporary impairment losses	$(10)	$(3)	$(20)	$(10)
Other net realized investment gains (losses)	50	(19)	77	165
Net realized investment gains (losses)	$40	$(22)	$57	$155

Other net realized investment gains in the third quarter of 2014 included $35 million of net realized gains resulting from the sale of substantially all of one of the Company’s real estate joint venture investments.  Other net realized investment gains in the first nine months of 2013 included $115 million of net realized gains associated with U.S. Treasury futures contracts, which require daily mark-to-market settlement and are used from time to time to shorten the duration of the Company’s fixed maturity investment portfolio.

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

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2014 were $3.52 billion, $223 million or 7% higher than in the same period of 2013, primarily reflecting (i) the impact of the acquisition of Dominion, (ii) lower net favorable prior year loss development, (iii) higher non-catastrophe weather-related losses and (iv) the impact of loss cost trends, partially offset by (v) lower catastrophe losses.  Catastrophe losses in the third quarter of 2014 primarily resulted from a wind storm and flooding in the northeastern region of the United States, a hail storm in Colorado and increases in estimated losses related to wind and hail storms that occurred in the second quarter of 2014.  Catastrophe losses in the third quarter of 2013 primarily resulted from wind and hail storms in several regions of the United States and increases in estimated losses related to wind and hail storms that occurred in the second quarter of 2013.

Claims and claim adjustment expenses in the first nine months of 2014 were $10.66 billion, $681 million or 7% higher than in the same period of 2013, primarily reflecting (i) the impact of the acquisition of Dominion, (ii) higher non-catastrophe weather-related losses, (iii) higher catastrophe losses and (iv) the impact of loss cost trends.  Catastrophe losses in the first nine months of 2014 included the third quarter storms in the United States described above, wind and hail storms in several regions of the United States in the second quarter of 2014 and a winter storm in the Mid-Atlantic, Midwestern and Southeastern regions of the United States in the first quarter of 2014.  Catastrophe losses in the first nine months of 2013 included the third quarter storms in the United States described above, wind and hail storms in the United States and losses from floods in Alberta, Canada in the second quarter of 2013 and tornadoes and hail storms in the Southeastern United States in the first quarter of 2013.  Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in more detail in the segment discussions that follow.

Significant Catastrophe Losses

The following table presents for significant catastrophes the amount of losses recorded in the three months and nine months ended September 30, 2014 and 2013, and the amount of related net unfavorable (favorable) prior period reserve development recognized in subsequent periods, as well as the estimate of ultimate losses at September 30, 2014 and December 31, 2013 for the significant catastrophes presented.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  For a further description of the Company’s significant catastrophes, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Overview” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as updated by the Company’s Form 8-K filed on September 10, 2014.

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,		Estimated Ultimate Losses
					September 30,	December 31,
(in millions, pretax and net of reinsurance)	2014	2013	2014	2013	2014	2013
2012
Property Claim Services (PCS) Serial Number:
67 — Severe wind and hail storms	$2	$(6)	$—	$(3)	$138	$138
74 — Severe wind and hail storms	(1)	(4)	2	(13)	153	151
76 — Severe wind and hail storms	—	1	(3)	(14)	135	138
83 — Severe wind storms	7	(9)	(1)	(3)	137	138
90 — Storm Sandy	(56)	(21)	(62)	(39)	910	972

2013
PCS Serial Number:
93 — Severe wind and hail storms	5	5	5	120	119	114
15 — Severe wind and hail storms	7	22	8	118	136	128

2014
PCS Serial Number:
32 — Winter storm	(3)	n/a	149	n/a	149	n/a
40 — Severe wind and hail storms	(8)	n/a	97	n/a	97	n/a
43 — Severe wind and hail storms	28	n/a	144	n/a	144	n/a

n/a: not applicable.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2014 was $984 million, $31 million or 3% higher than in the same period of 2013.  Amortization of deferred acquisition costs in the first nine months of 2014 was $2.90 billion, $48 million or 2% higher than in the same 2013 period.  The increase in both periods of 2014 primarily resulted from the impact of the acquisition of Dominion, partially offset by declines in the Personal Insurance segment.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2014 were $1.03 billion, $97 million or 10% higher than in the same period of 2013.  General and administrative expenses in the first nine months of 2014 were $2.91 billion, $133 million or 5% higher than in the same period of 2013.  The increase in the third quarter of 2014 primarily reflected the impact of the acquisition of Dominion, increases in employee and technology related expenses and the impact of a reduction in assessments from certain states in the third quarter of 2013.  The increase in the first nine months of 2014 was driven by the same factors described above for the third quarter of 2014, partially offset by a $76 million reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums that resulted from a change in state law that took effect in the first quarter of 2014.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the third quarter and first nine months of 2014 was $93 million and $277 million, respectively, compared with $91 million and $269 million in the same respective periods of 2013.  The increases in both periods of 2014 reflected slightly higher average levels of debt outstanding.

Income Tax Expense

Income tax expense in the third quarter of 2014 was $339 million, $26 million or 8% higher than in the same period of 2013, primarily reflecting the tax effects of the $81 million increase in income before income taxes.  Income tax expense in the first nine months of 2014 was $975 million, $86 million or 10% higher than in the same period of 2013, primarily reflecting the impact of a $63 million reduction in income tax expense in the second quarter of 2013 resulting from the resolution of prior year tax matters, as well as the tax effects of the $55 million increase in income before income taxes.

The Company’s effective tax rates in both the third quarter and first nine months of 2014 were 27%.  In the third quarter and first nine months of 2013, the Company’s effective tax rates were 27% and 25%, respectively.  The effective tax rates in all periods were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  In addition, the effective tax rate in the first nine months of 2013 was reduced by the impact of the $63 million reduction in income tax expense in the second quarter of 2013 resulting from the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 90.0% in the third quarter of 2014 was 1.1 points higher than the combined ratio of 88.9% in the same period of 2013.  The combined ratio of 90.3% in the first nine months of 2014 was 0.3 points lower than the combined ratio of 90.6% in the same period of 2013.

The loss and loss adjustment expense ratio of 58.0% in the third quarter of 2014 was 0.7 points higher than the loss and loss adjustment expense ratio of 57.3% in the same period of 2013.  Catastrophe losses accounted for 1.4 points and 1.7 points of the 2014 and 2013 third quarter loss and loss adjustment expense ratios, respectively.  Net favorable prior year reserve development in the third quarters of 2014 and 2013 provided 1.9 points and 2.8 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development (“underlying loss and loss adjustment expense ratio”) in the third quarter of 2014 was 0.1 points higher than the 2013 third quarter ratio on the same basis, primarily reflecting the impact of an increase in non-catastrophe weather-related losses, largely offset by the impact of earned pricing that exceeded loss cost trends.

The loss and loss adjustment expense ratio of 59.2% in the first nine months of 2014 was 0.6 points higher than the loss and loss adjustment expense ratio of 58.6% in the same period of 2013.  Catastrophe losses accounted for 3.7 points and 3.2 points of the 2014 and 2013 nine-month loss and loss adjustment expense ratios, respectively.  Net favorable prior year reserve development in the first nine months of 2014 and 2013 provided 3.3 points and 3.4 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The 2014 nine-month underlying loss and loss adjustment expense ratio was level with the 2013 nine-month ratio on the same basis, primarily reflecting the impact of an increase in non-catastrophe weather-related losses, offset by the impact of earned pricing that exceeded loss cost trends.

The underwriting expense ratio of 32.0% for the third quarter of 2014 was 0.4 points higher than the underwriting expense ratio of 31.6% in the same period of 2013, primarily reflecting the increase in general and administrative expenses described above, partially offset by lower commission expenses in the Personal Insurance segment.  In the first nine months of 2014, the underwriting expense ratio of 31.1% was 0.9 points lower than the underwriting expense ratio of 32.0% in the same 2013 period.  The underwriting expense ratio in the first nine months of 2014 was impacted by the same factors described above for the third quarter of 2014, but benefited from the reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums described above.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Business and International Insurance	$4,057	$3,721	$12,342	$11,355
Bond & Specialty Insurance	562	561	1,632	1,602
Personal Insurance	1,959	2,028	5,524	5,788
Total	$6,578	$6,310	$19,498	$18,745

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Business and International Insurance	$3,560	$3,249	$11,061	$10,147
Bond & Specialty Insurance	556	553	1,578	1,479
Personal Insurance	1,917	1,911	5,429	5,508
Total	$6,033	$5,713	$18,068	$17,134

Gross and net written premiums in the third quarter of 2014 increased by 4% and 6%, respectively, over the same period of 2013.  Gross and net written premiums in the first nine months of 2014 increased by 4% and 5%, respectively, over the same period of 2013.  The increases in both periods of 2014 primarily reflected the impact of the acquisition of Dominion.  Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

On June 10, 2014, the Company announced a realignment of its management team, effective July 1, 2014, that gave rise to a realignment of two of its three reportable business segments, as follows:

•                  The Company’s International Insurance group, which had previously been included in the Financial, Professional & International Insurance segment, was combined with the Company’s previous Business Insurance segment to create a new Business and International Insurance segment.

•                  The Bond & Financial Products group, which comprised the remaining businesses in the Financial, Professional & International Insurance segment, now comprises the new Bond & Specialty Insurance segment.

•                  The Personal Insurance segment was not impacted by these changes.

The realignment of segments described above was made to reflect the realignment of the Company’s senior management responsibilities and the manner in which the Company’s businesses have been managed starting July 1, 2014, and the aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten.

In connection with these changes, the Company has realigned and revised the names of several businesses that comprise the Business and International Insurance segment.

The following discussion of segment results is based on the Company’s reportable business segment structure effective July 1, 2014.

Business and International Insurance

Results of the Company’s Business and International Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013

Revenues
Earned premiums	$3,660	$3,325	$10,849	$9,801
Net investment income	557	504	1,666	1,544
Fee income	110	107	329	286
Other revenues	10	8	32	135
Total revenues	$4,337	$3,944	$12,876	$11,766
Total claims and expenses	$3,610	$3,198	$10,594	$9,462
Operating income	$552	$566	$1,717	$1,773
Loss and loss adjustment expense ratio	63.1%	61.3%	63.0%	61.1%
Underwriting expense ratio	32.1	31.4	31.2	32.2
Combined ratio	95.2%	92.7%	94.2%	93.3%

Overview

Operating income in the third quarter of 2014 was $552 million, $14 million or 2% lower than operating income of $566 million in the same period of 2013.  The decrease in operating income in the third quarter of 2014 compared with the same period of 2013 primarily reflected the pretax impacts of (i) a decline in net favorable prior year reserve development and (ii) lower underlying underwriting margins, partially offset by (iii) an increase in net investment income and (iv) lower catastrophe losses.  Catastrophe losses in the third quarters of 2014 and 2013 were $31 million and $59 million, respectively.  Net favorable prior year reserve development in the third quarters of 2014 and 2013 was $21 million and $77 million, respectively.  The decline in underlying underwriting margins primarily resulted from higher non-catastrophe weather-related losses, partially offset by earned pricing that exceeded loss cost trends.  The decrease in operating income also reflected a slight decrease in income tax expense.  The effective tax rate in the third quarter of 2014 was approximately the same as in the third quarter of 2013.

Operating income in the first nine months of 2014 was $1.72 billion, $56 million or 3% lower than operating income of $1.77 billion in the same period of 2013, primarily reflecting the pretax impacts of (i) lower net favorable prior year reserve development, (ii) a decline in other revenues and (iii) higher catastrophe losses, partially offset by (iv) higher underlying underwriting margins and (v) an increase in net investment income.  Catastrophe losses in the first nine months of 2014 and 2013 were $356 million and $283 million, respectively.  Net favorable prior year reserve development in the first nine months of 2014 and 2013 was $163 million and $277 million, respectively.  The improvement in underlying underwriting margins in the first nine months of 2014 primarily reflected (i) earned pricing that exceeded loss cost trends and (ii) a reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums, partially offset by (iii) higher non-catastrophe weather-related losses.  The decrease in operating income also reflected an increase in income tax expense compared with the same period of 2013.  Operating income in the first nine months of 2013 benefited from a reduction in income tax expense in the second quarter of 2013 resulting from the resolution of prior year tax matters.  The effective tax rate in the first nine months of 2014 was higher than in the same period of 2013.  This resulted primarily from the impact of the reduction in income tax expense in the second quarter of 2013 resulting from the resolution of prior year tax matters.

Earned Premiums

Earned premiums in the third quarter of 2014 were $3.66 billion, $335 million or 10% higher than in the same period of 2013.  Earned premiums in the first nine months of 2014 were $10.85 billion, $1.05 billion or 11% higher than in the same period of 2013.  The increases in both periods of 2014 reflected the impact of an increase in net written premiums over the preceding twelve months, primarily due to the acquisition of Dominion.

Net Investment Income

Net investment income in the third quarter of 2014 was $557 million, $53 million or 11% higher than in the same 2013 period.  Net investment income in the first nine months of 2014 was $1.67 billion, $122 million or 8% higher than in the same period of 2013.  The increases in both periods of 2014 primarily reflected the impact of the acquisition of Dominion.  Included in the Business and International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the third quarter and first nine months of 2014 compared with the same periods of 2013.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as updated by the Company’s Form 8-K filed on September 10, 2014 for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the third quarter and first nine months of 2014 increased by $3 million and $43 million over the respective periods of 2013, driven by the impact of higher serviced premium volume in workers’ compensation residual market pools and higher claim volume in the large deductible business.

Other Revenues

Other revenues in the first nine months of 2013 included a $91 million gain from the settlement of a legal proceeding in the second quarter of 2013.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2014 were $2.36 billion, $273 million or 13% higher than in the same period of 2013.  The increase in 2014 primarily reflected (i) the impact of the acquisition of Dominion, (ii) a decline in net favorable prior year reserve development, (iii) higher non-catastrophe weather-related losses and (iv) the impact of loss cost trends, partially offset by (v) lower catastrophe losses.  Net favorable prior year reserve development in the third quarter of 2014 was primarily driven by (i) a $162 million benefit resulting from better than expected loss experience related to, and the commutation of reinsurance treaties associated with, a workers’ compensation reinsurance pool for accident years 1996 and prior, (ii) better than expected loss experience in the general liability product line related to excess coverages for accident years 2009 through 2012, reflecting more favorable legal and judicial environments than what the Company previously expected and (iii) better than expected loss experience in the property product line for accident years 2012 and 2013, including catastrophe losses from Storm Sandy for accident year 2012.  These factors contributing to net favorable prior year reserve development in the third quarter of 2014 were partially offset by (i) a $250 million increase to asbestos reserves, which is discussed in further detail in the “Asbestos Claims and Litigation” section herein and (ii) an increase in unallocated loss adjustment expense reserves of $77 million for interest awarded as part of damages pursuant to a court decision in the third quarter of 2014 related to a pending legal matter, which is discussed in more detail in the “Asbestos Direct Action Litigation” section of note 11 of the notes to the unaudited consolidated financial statements herein.

Net favorable prior year reserve development in the third quarter of 2013 was primarily driven by (i) better than expected loss experience in the general liability product line related to excess coverages for accident years 2009 through 2012, reflecting more favorable legal and judicial environments than what the Company previously expected, (ii) better than expected loss experience in the property product line for accident years 2010 through 2012 and (iii) better than expected loss experience in Canada and in the Company’s operations at Lloyd’s.  These factors contributing to net favorable prior year reserve development in the third quarter of 2013 were partially offset by a $190 million increase to asbestos reserves, which is discussed in further detail in the “Asbestos Claims and Litigation” section herein.

Claims and claim adjustment expenses in the first nine months of 2014 were $6.99 billion, $873 million or 14% higher than in the same period of 2013.  Claims and claim adjustment expenses in the first nine months of 2014 were impacted by the same factors described above for the third quarter of 2014, except that catastrophe losses in the first nine months of 2014 were higher than in the same period of 2013.  Net favorable prior year reserve development in the first nine months of 2014 was primarily driven by (i) the $162 million benefit related to the workers’ compensation reinsurance pool, (ii) better than expected loss experience in the general liability product line related to excess coverages for accident years 2012 and prior, reflecting more favorable legal and judicial environments than what the Company previously expected and (iii) better than expected loss experience in the property product line for accident years 2010 through 2013, including catastrophe losses from Storm Sandy for accident year 2012.  These factors contributing to net favorable prior year reserve development in the first nine months of 2014 were partially offset by (i) the $250 million increase to asbestos reserves described above, (ii) an $87 million increase to environmental reserves, (iii) the increase in unallocated loss adjustment expense reserves of $77 million for interest awarded as part of damages pursuant to a court decision described above and (iv) higher than expected loss experience for liability coverages in the commercial multi-peril product line for accident years 2010 through 2013.

Net favorable prior year reserve development in the first nine months of 2013 was primarily driven by (i) better than expected loss experience in the general liability product line related to excess coverages for accident years 2004 through 2012, reflecting more favorable legal and judicial environments than what the Company previously expected, (ii) better than expected loss experience in the property product line for accident years 2010 through 2012 and (iii) better than expected loss experience in Canada and in the Company’s operations at Lloyd’s.  These factors contributing to net favorable prior year reserve development in the first nine months of 2013 were partially offset by (i) the $190 million increase to asbestos reserves described above, (ii) a $65 million increase to environmental reserves and (iii) a $42 million charge that was precipitated by legislation enacted in New York during the first quarter of 2013.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2014 was $589 million, $53 million or 10% higher than in the same period of 2013.  Amortization of deferred acquisition costs in the first nine months of 2014 was $1.73 billion, $137 million or 9% higher than in the same 2013 period.  The increases in both periods of 2014 primarily reflected the impact of the acquisition of Dominion.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2014 were $661 million, $86 million or 15% higher than in the same period of 2013.  General and administrative expenses in the first nine months of 2014 were $1.87 billion, $122 million or 7% higher than in the same period of 2013.  The increases in both periods reflected the impact of the acquisition of Dominion, increases in employee and technology related expenses and the impact of a reduction in assessments from certain states in the third quarter of 2013, with the year-to-date increase partially offset by a $76 million reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums that resulted from a change in state law that took effect in the first quarter of 2014.

Income Tax Expense

Income tax expense in the third quarter of 2014 was $175 million, $5 million or 3% lower than in the same period of 2013, primarily reflecting the tax effects of the $19 million decrease in pre-tax operating income.  Income tax expense in the first nine months of 2014 was $565 million, $34 million or 6% higher than in the same period of 2013, primarily reflecting the impact of a $43 million reduction in income tax expense in the second quarter of 2013 resulting from the resolution of prior year tax matters, partially offset by the tax effects of the $22 million decrease in pre-tax operating income.

Combined Ratio

The combined ratio of 95.2% in the third quarter of 2014 was 2.5 points higher than the combined ratio of 92.7% in the same period of 2013.  The combined ratio of 94.2% in the first nine months of 2014 was 0.9 points higher than the combined ratio of 93.3% in the same period of 2013.

The loss and loss adjustment expense ratio of 63.1% in the third quarter of 2014 was 1.8 points higher than the loss and loss adjustment expense ratio of 61.3% in the same period of 2013.  Catastrophe losses in the third quarters of 2014 and 2013 accounted for 0.9 points and 1.8 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the third quarters of 2014 and 2013 provided 0.6 points and 2.3 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2014 third quarter underlying loss and loss adjustment expense ratio was 1.0 points higher than the 2013 ratio on the same basis, reflecting the decline in underlying underwriting margins discussed in the “Overview” section above.

The loss and loss adjustment expense ratio of 63.0% in the first nine months of 2014 was 1.9 points higher than the loss and loss adjustment expense ratio of 61.1% in the same period of 2013.  Catastrophe losses in the first nine months of 2014 and 2013 accounted for 3.3 points and 2.9 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first nine months of 2014 and 2013 provided 1.5 points and 2.8 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first nine months of 2014 was 0.2 points higher than the 2013 ratio on the same basis, reflecting the same factors discussed above for the third quarter of 2014.

The underwriting expense ratio of 32.1% for the third quarter of 2014 was 0.7 points higher than the underwriting expense ratio of 31.4% in the same period of 2013, primarily reflecting an increase in general and administrative expenses discussed above.  In the first nine months of 2014, the underwriting expense ratio of 31.2% was 1.0 points lower than the underwriting expense ratio of 32.2% in the same 2013 period.  The underwriting expense ratio in the first nine months of 2014 was impacted by the same factors described above for the third quarter of 2014, but benefited from the reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums described above.

Written Premiums

The Business and International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Domestic:
Select Accounts	$667	$671	$2,115	$2,131
Middle Market	1,670	1,619	4,920	4,820
National Accounts	408	385	1,261	1,192
First Party	509	532	1,452	1,473
Specialized Distribution	264	276	817	836
Total Domestic	3,518	3,483	10,565	10,452
International	539	238	1,777	903
Total Business and International Insurance	$4,057	$3,721	$12,342	$11,355

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Domestic:
Select Accounts	$654	$654	$2,077	$2,087
Middle Market	1,545	1,487	4,597	4,489
National Accounts	249	236	792	755
First Party	369	382	1,206	1,198
Specialized Distribution	262	273	812	831
Total Domestic	3,079	3,032	9,484	9,360
International	481	217	1,577	787
Total Business and International Insurance	$3,560	$3,249	$11,061	$10,147

Gross and net written premiums in the third quarter of 2014 increased by 9% and 10%, respectively, over the same period of 2013.  Gross and net written premiums in the first nine months of 2014 both increased by 9% over the same period of 2013.  The increases in both periods of 2014 primarily reflected the impact of the acquisition of Dominion.  In the third quarter and first nine months of 2014, business retention rates remained strong and were higher than in the same periods of 2013.  Renewal premium changes remained positive in the third quarter and first nine months of 2014 but were lower than in the same periods of 2013, primarily due to a decline in renewal rate changes.  Renewal rate changes combined with the estimated pricing impact of an increase in insured exposures exceeded expected loss cost trends in the third quarter and first nine months of 2014.

Select Accounts.  Net written premiums of $654 million in the third quarter of 2014 were level with the same period of 2013.  Net written premiums of $2.08 billion in the first nine months of 2014 decreased by less than 1% from the same period of 2013.  Business retention rates in the third quarter and first nine months of 2014 remained strong and were higher than in the same periods of 2013.  Renewal premium changes in the third quarter and first nine months of 2014 remained positive but were lower than in the same periods of 2013, primarily due to lower renewal rate changes.  New business premiums in the third quarter of 2014 increased over the same period of 2013, while new business premiums in the first nine months of 2014 decreased slightly from the same period of 2013.

Middle Market.  Net written premiums of $1.55 billion in the third quarter of 2014 increased by 4% over the same period of 2013.  Net written premiums of $4.60 billion in the first nine months of 2014 increased by 2% over the same period of 2013.  Business retention rates in the third quarter and first nine months of 2014 remained strong and were higher than in the same periods of 2013.  Renewal premium changes in the third quarter and first nine months of 2014 remained positive but were lower than in the same periods of 2013, primarily due to lower renewal rate changes.  New business premiums in the third quarter and first nine months of 2014 increased over the same periods of 2013.

National Accounts.  Net written premiums of $249 million in the third quarter of 2014 increased by 6% over the same period of 2013.  Net written premiums of $792 million in the first nine months of 2014 increased by 5% over the same period of 2013.  Business retention rates in the third quarter and first nine months of 2014 remained strong but were lower than in the same periods of 2013.  Renewal premium changes in the third quarter and first nine months of 2014 remained positive and were higher than in the same period of 2013.  New business premiums in the third quarter and first nine months of 2014 decreased from the same periods of 2013.  Growth in workers’ compensation residual market pools also contributed to premium growth in the third quarter and first nine months of 2014.

First Party.  Net written premiums of $369 million in the third quarter of 2014 decreased by 3% from the same period of 2013, driven by a more competitive marketplace environment for National Property business in recent periods.  Net written premiums of $1.21 billion in the first nine months of 2014 increased by less than 1% over the same period of 2013.  Business retention rates in the third quarter and first nine months of 2014 remained strong but were lower than in the same periods of 2013.  Renewal premium changes in the third quarter and first nine months of 2014 remained positive but were lower than in the same periods of 2013, primarily due to lower renewal rate changes.  New business premiums in the third quarter and first nine months of 2014 decreased from the same period of 2013.

Specialized Distribution.  Net written premiums of $262 million in the third quarter of 2014 decreased by 4% from the same period of 2013.  Net written premiums of $812 million in the first nine months of 2014 decreased by 2% from the same period of 2013.  Business retention rates in the third quarter and first nine months of 2014 remained strong and were higher than in the same periods of 2013.  Renewal premium changes in the third quarter and first nine months of 2014 remained positive but were lower than in the same periods of 2013, primarily due to lower renewal rate changes.  New business premiums in the third quarter of 2014 were lower than in the same period of 2013, while new business premiums in the first nine months of 2014 were level with the same period of 2013.

International.  Net written premiums of $481 million in the third quarter of 2014 increased by 122% over the same period of 2013.  Net written premiums of $1.58 billion in the first nine months of 2014 increased by 100% over the same period of 2013.  The increases in both periods of 2014 primarily reflected the impact of the acquisition of Dominion.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the third quarter and first nine months of 2014 remained strong and increased over the same periods of 2013.  Renewal premium changes in the third quarter of 2014 were positive but declined from the same period of 2013, as a decline in insured exposures was partially offset by higher renewal rate changes.  Renewal premium changes in the first nine months were positive and increased over the same period of 2013, reflecting an increase in insured exposures and higher renewal rate changes.  New business premiums in the third quarter and first nine months of 2014 increased over the same periods of 2013, reflecting the impact of the acquisition of Dominion.

Bond & Specialty Insurance

Results of the Company’s Bond & Specialty Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013

Revenues
Earned premiums	$527	$506	$1,554	$1,476
Net investment income	64	63	192	195
Other revenues	5	5	15	15
Total revenues	$596	$574	$1,761	$1,686

Total claims and expenses	$354	$404	$1,010	$1,139

Operating income	$165	$120	$511	$399

Loss and loss adjustment expense ratio	28.7%	40.8%	26.7%	38.1%
Underwriting expense ratio	38.2	38.6	37.9	38.6
Combined ratio	66.9%	79.4%	64.6%	76.7%

Overview

Operating income in the third quarter of 2014 was $165 million, $45 million or 38% higher than operating income of $120 million in the same period of 2013, primarily reflecting the pretax impacts of (i) an increase in net favorable prior year reserve development and (ii) higher underlying underwriting margins.  Net favorable prior year reserve development in the third quarters of 2014 and 2013 was $79 million and $33 million, respectively. Catastrophe losses in the third quarters of 2014 and 2013 were $1 million and $2 million, respectively. The increase in underlying underwriting margins primarily reflected the pretax impacts of lower reinsurance costs and earned pricing that exceeded loss cost trends.  Partially offsetting this net pretax increase in operating income was the related increase in income tax expense.  The effective tax rate in the third quarter of 2014 was higher than in the same period in 2013.  This resulted from the impact of interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income in the third quarter of 2014.

Operating income in the first nine months of 2014 was $511 million, $112 million or 28% higher than operating income of $399 million in the same period of 2013, primarily reflecting the same factors described above.  Net favorable prior year reserve development in the first nine months of 2014 and 2013 was $270 million and $131 million, respectively.  Catastrophe losses in the first nine months of 2014 and 2013 were $6 million and $7 million, respectively.  Partially offsetting this net pretax increase in operating income was the related increase in income tax expense.  The effective tax rate in the first nine months of 2014 was higher than in the same period in 2013.  This resulted from the impact of the reduction in income tax expense in the second quarter of 2013 resulting from the resolution of prior year tax matters, as well as impact of interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income in the first nine months of 2014.

Earned Premiums

Earned premiums in the third quarter of 2014 were $527 million, $21 million or 4% higher than in the same period of 2013.  Earned premiums in the first nine months of 2014 were $1.55 billion, $78 million or 5% higher than in the same period of 2013.  The increase in both periods of 2014 primarily reflected the impact of lower reinsurance costs.

Net Investment Income

Net investment income in the third quarter of 2014 was $64 million, $1 million or 2% higher than in the same period of 2013.  Net investment income in the first nine months of 2014 was $192 million, $3 million or 2% lower than in the same period of 2013.  Included in the Bond & Specialty Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the increase in the Company’s consolidated net investment income in the third quarter and first nine months of 2014 as compared with the same periods of 2013.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as updated by the Company’s Form 8-K filed on September 10, 2014 for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2014 were $152 million, $57 million or 27% lower than in the same period of 2013, primarily reflecting the impact of an increase in net favorable prior year reserve development.  In the third quarter of 2014, net favorable prior year reserve development primarily reflected better than expected results in the contract surety product line for accident years 2009 through 2011.  Net favorable prior year reserve development in the third quarter of 2013 primarily reflected better than expected results in the contract surety product line for accident years 2004 through 2010.

Claims and claim adjustment expenses in the first nine months of 2014 were $421 million, $147 million or 26% lower than in the same period of 2013, primarily reflecting the same factors described above.  Net favorable prior year reserve development in the first nine months of 2014 was primarily driven by better than expected loss experience in the contract surety product line for accident years 2007 through 2011.  Net favorable prior year reserve development in the first nine months of 2013 primarily reflected better than expected results in the contract surety product line for accident years 2004 through 2008, and 2010.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2014 was $101 million, $3 million or 3% higher than in the same period of 2013.  Amortization of deferred acquisition costs in the first nine months of 2014 was $289 million, $6 million or 2% higher than in the same period of 2013.  The increases in both periods of 2014 were primarily driven by increases in earned premiums.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2014 were $101 million, $4 million or 4% higher than in the same period of 2013.  General and administrative expenses in the first nine months of 2014 were $300 million, $12 million or 4% higher than in the same period of 2013.  The increases in both periods of 2014 were primarily driven by increases in employee and technology related expenses.

Income Tax Expense

Income tax expense in the third quarter of 2014 was $77 million, $27 million or 54% higher than in the same period of 2013, primarily reflecting the tax effect of the $72 million increase in pre-tax operating income.  Income tax expense in the first nine months of 2014 was $240 million, $92 million or 62% higher than in the same period of 2013, primarily reflecting the tax effect of the $204 million increase in pre-tax operating income.  In addition, income tax expense in the first nine months of 2013 was reduced by $15 million resulting from the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 66.9% in the third quarter of 2014 was 12.5 points lower than the combined ratio of 79.4% in the same period of 2013.  The combined ratio of 64.6% in the first nine months of 2014 was 12.1 points lower than the combined ratio of 76.7% in the same period of 2013.

The loss and loss adjustment expense ratio of 28.7% in the third quarter of 2014 was 12.1 points lower than the loss and loss adjustment expense ratio of 40.8% in the same period of 2013.  Net favorable prior year reserve development in the third quarters of 2014 and 2013 provided 15.0 points and 6.6 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the third quarters of 2014 and 2013 accounted for 0.2 points and 0.3 points, respectively, of the loss and loss adjustment expense ratio.  The 2014 third quarter underlying loss and loss adjustment expense ratio was 3.6 points lower than the 2013 ratio on the same basis, reflecting the impact of the improvement in underlying underwriting margins discussed in the “Overview” section above.

The loss and loss adjustment expense ratio of 26.7% in the first nine months of 2014 was 11.4 points lower than the loss and loss adjustment expense ratio of 38.1% in the same period of 2013.  Net favorable prior year reserve development in the first nine months of 2014 and 2013 provided 17.4 points and 8.9 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first nine months of 2014 and 2013 accounted for 0.5 and 0.4 points, respectively, of the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first nine months of 2014 was 3.0 points lower than the 2013 ratio on the same basis, primarily reflecting the same factors discussed above for the third quarter of 2014.

The underwriting expense ratio of 38.2% in the third quarter of 2014 was 0.4 points lower than the underwriting expense ratio of 38.6% in the same period of 2013.  In the first nine months of 2014, the underwriting expense ratio of 37.9% was 0.7 points lower than the underwriting expense ratio of 38.6% in the same period of 2013.  The improvement in both periods of 2014 primarily reflected the impact of increases in earned premiums largely due to lower reinsurance costs.

Written Premiums

The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Total Bond & Specialty Insurance	$562	$561	$1,632	$1,602

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Total Bond & Specialty Insurance	$556	$553	$1,578	$1,479

Gross and net written premiums in the third quarter of 2014 both increased by less than 1% over the same period of 2013.  Gross and net written premiums in the first nine months of 2014 increased by 2% and 7%, respectively, over the same period of 2013.

Net written premiums in the third quarter of 2014 were $556 million, $3 million or less than 1% higher than in the same period of 2013, primarily driven by slightly higher contract surety business, largely offset by lower management liability business.  Net written premiums in the first nine months of 2014 were $1.58 billion, $99 million or 7% higher than in the same period of 2013, primarily driven by lower reinsurance costs that resulted from the Company’s decision to eliminate a management liability excess-of-loss reinsurance treaty and higher contract surety premium volume.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the third quarter of 2014 remained strong but were lower than in the same period of 2013.  Business retention rates in the first nine months of 2014 remained strong and were slightly higher than in the same period of 2013.  Renewal premium changes in the third quarter and first nine months of 2014 remained positive, although lower than in the same periods of 2013, driven by renewal rate changes.  Renewal rate changes combined with the estimated pricing impact of an increase in insured exposures exceeded expected loss cost trends in the third quarter and first nine months of 2014.  New business premiums in the third quarter and first nine months of 2014 decreased from the same periods of 2013.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013

Revenues
Earned premiums	$1,796	$1,835	$5,331	$5,509
Net investment income	98	90	292	275
Other revenues	19	34	62	67

Total revenues	$1,913	$1,959	$5,685	$5,851

Total claims and expenses	$1,565	$1,576	$4,847	$4,993

Operating income	$239	$262	$582	$601

Loss and loss adjustment expense ratio	56.0%	54.5%	60.9%	59.8%
Underwriting expense ratio	30.1	30.2	28.9	29.7

Combined ratio	86.1%	84.7%	89.8%	89.5%

Incremental impact of direct to consumer initiative on combined ratio	1.9%	1.8%	1.7%	1.7%

Overview

Operating income in the third quarter of 2014 was $239 million, $23 million or 9% lower than operating income of $262 million in the same period of 2013.  The decrease in operating income primarily reflected the pretax impacts of (i) lower net favorable prior year reserve development, (ii) a decline in other revenues and (iii) an increase in catastrophe losses, partially offset by (iv) higher underlying underwriting margins and (v) higher net investment income.  Net favorable prior year reserve development in the third quarters of 2014 and 2013 was $13 million and $48 million, respectively.  Catastrophe losses in the third quarters of 2014 and 2013 were $51 million and $38 million, respectively.  The increase in underlying underwriting margins primarily reflected (i) earned pricing that exceeded loss cost trends, (ii) the benefit of the Company’s previously announced expense reduction initiatives and (iii) lower homeowners’ commission expense, partially offset by (iv) the impact of a higher mix of new business versus renewal business.  Partially offsetting this net pretax decrease in operating income was the related reduction in income tax expense.  The effective tax rate in the third quarter of 2014 was slightly lower than in the same period of 2013.  This resulted from the impact of interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a higher percentage of pretax income in the third quarter of 2014.

Operating income in the first nine months of 2014 was $582 million, $19 million or 3% lower than operating income of $601 million in the same period of 2013.  The decrease in operating income primarily reflected the pretax impacts of (i) an increase in catastrophe losses, (ii) lower net favorable prior year reserve development and (iii) a decline in other revenues, partially offset by (iv) higher underlying underwriting margins and (v) an increase in net investment income.  Net favorable prior year reserve development in the first nine months of 2014 and 2013 was $157 million and $173 million, respectively. Catastrophe losses in the first nine months of 2014 and 2013 were $306 million and $248 million, respectively.  The increase in underlying underwriting margins primarily reflected (i) earned pricing that exceeded loss cost trends, (ii) the benefit of the Company’s previously announced expense reduction initiatives and (iii) lower homeowners’ commission expense, partially offset by (iv) higher non-catastrophe weather-related losses and (v) the impact of a higher mix of new business versus renewal business.  Partially offsetting this net pretax decrease in operating income was the related reduction in income tax expense.  Operating income in the first nine months of 2013 benefited from a reduction in income tax expense resulting from the resolution of prior year tax matters.  The effective tax rate in the first nine months of 2014 increased over the same period of 2013, primarily resulting from the impact of the resolution of prior year tax matters in the second quarter of 2013.

Earned Premiums

Earned premiums in the third quarter of 2014 were $1.80 billion, $39 million or 2% lower than in the same period of 2013.  Earned premiums in the first nine months of 2014 were $5.33 billion, $178 million or 3% lower than in the same period of 2013.  The decreases in both periods of 2014 reflected lower net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the third quarter of 2014 was $98 million, $8 million or 9% higher than in the same period of 2013.  Net investment income in the first nine months of 2014 was $292 million, $17 million or 6% higher than in the same period of 2013.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the increase in the Company’s consolidated net investment income in the third quarter and first nine months of 2014 compared with the same periods of 2013.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as updated by the Company’s Form 8-K filed on September 10, 2014 for a discussion of the Company’s net investment income allocation methodology.

Other Revenues

Other revenues in the third quarter and first nine months of 2013 included a $20 million gain from the sale of renewal rights related to the Company’s National Flood Insurance Program (NFIP) business.  The Company was a participant in the NFIP Write Your Own Program administered by the Federal Emergency Management Agency and the Federal Insurance & Mitigation Administration.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2014 were $1.01 billion, $7 million or 1% higher than in the same period of 2013.  The increase primarily reflected (i) lower net favorable prior year reserve development, (ii) higher catastrophe losses and (iii) the impact of loss cost trends, partially offset by (iv) the impact of lower volumes of insured exposures and (v) the benefit of the Company’s previously announced expense reduction initiatives on claim adjustment expenses.  Net favorable prior year reserve development in the third quarter of 2014 was concentrated in the Homeowners and Other product line, primarily driven by better than expected loss experience for accident years 2011 through 2013 for catastrophe losses.  Net favorable prior year reserve development in the third quarter of 2013 was primarily driven by better than expected loss experience in the Homeowners and Other product line for accident year 2012 for catastrophe losses and other non-weather-related losses.

Claims and claim adjustment expenses in the first nine months of 2014 were $3.25 billion, $45 million or 1% lower than in the same period of 2013. The decrease primarily reflected (i) the impact of lower volumes of insured exposures and (ii) the benefit of the Company’s previously announced expense reduction initiatives on claim adjustment expenses, partially offset by (iii) higher non-catastrophe weather-related losses, (iv) higher catastrophe losses, (v) lower net favorable prior year reserve development and (vi) the impact of loss cost trends.  Net favorable prior year reserve development in the first nine months of 2014 was concentrated in the Homeowners and Other product line, primarily driven by better than expected loss experience for accident year 2013 for non-catastrophe weather-related losses and for accident years 2011 through 2013 for catastrophe losses.  Net favorable prior year reserve development in the first nine months of 2013 was concentrated in the Homeowners and Other product line, primarily driven by better than expected loss experience for accident years 2011 and 2012 for catastrophe and non-catastrophe weather-related losses and other non-weather-related losses.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2014 was $294 million, $25 million or 8% lower than in the same period of 2013.  Amortization of deferred acquisition costs in the first nine months of 2014 was $876 million, $95 million or 10% lower than in the same period of 2013.  The decreases in both periods of 2014 primarily reflected a decline in commission expense due to lower commission rates, as well as lower premium volume.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2014 were $263 million, $7 million or 3% higher than in the same period of 2013.  The increase in the third quarter of 2014 was driven by higher contingent commission expense, as well as higher underwriting expenses resulting from increased new business levels, partially offset by the impact of the Company’s expense reduction initiatives.  General and administrative expenses in the first nine months of 2014 were $723 million, $6 million or 1% lower than in the same period of 2013.  The decrease in the first nine months of 2014 primarily reflected the impact of the Company’s expense reduction initiatives.

Income Tax Expense

Income tax expense in the third quarter of 2014 was $109 million, $12 million lower than in the same period of 2013, primarily reflecting the tax effect of the $35 million decrease in pre-tax operating income.  Income tax expense in the first nine months of 2013 was $256 million, $1 million lower than in the same period of 2013, primarily reflecting the tax effect of the $20 million decrease in pre-tax operating income, partially offset by the impact of a $5 million reduction in income tax expense in the second quarter of 2013 resulting from the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 86.1% in the third quarter of 2014 was 1.4 points higher than the combined ratio of 84.7% in the same period of 2013.  The combined ratio of 89.8% in the first nine months of 2014 was 0.3 points higher than the combined ratio of 89.5% in the same period of 2013.

The loss and loss adjustment expense ratio of 56.0% in the third quarter of 2014 was 1.5 points higher than the loss and loss adjustment expense ratio of 54.5% in the same period of 2013.  Catastrophe losses accounted for 2.8 points and 2.0 points of the loss and loss adjustment expense ratios in the third quarters of 2014 and 2013, respectively.  Net favorable prior year reserve development in the third quarters of 2014 and 2013 provided 0.7 points and 2.6 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2014 third quarter underlying loss and loss adjustment expense ratio was 1.2 points lower than the 2013 ratio on the same basis, primarily reflecting (i) earned pricing that exceeded loss cost trends and (ii) the benefit of the Company’s previously announced expense reduction initiatives, partially offset by (iii) the impact of a higher mix of new business versus renewal business.

The loss and loss adjustment expense ratio of 60.9% in the first nine months of 2014 was 1.1 points higher than the loss and loss adjustment expense ratio of 59.8% in the same period of 2013.  Catastrophe losses accounted for 5.6 points and 4.5 points of the loss and loss adjustment expense ratios in the first nine months of 2014 and 2013, respectively.  Net favorable prior year reserve development in the first nine months of 2014 and 2013 provided 2.9 points and 3.2 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2014 nine-month underlying loss and loss adjustment expense ratio was 0.3 points lower than the 2013 ratio on the same basis, primarily reflecting (i) earned pricing that exceeded loss cost trends and (ii) the benefit of the Company’s previously announced expense reduction initiatives on loss adjustment expenses, largely offset by (iii) higher non-catastrophe weather-related losses and (iv) the impact of a higher mix of new business versus renewal business.

The underwriting expense ratio of 30.1% for the third quarter of 2014 was 0.1 points lower than the underwriting expense ratio of 30.2% in the same period of 2013.  In the first nine months of 2014, the underwriting expense ratio of 28.9% was 0.8 points lower than the underwriting expense ratio of 29.7% in the same 2013 period.  The decreases in both periods of 2014 primarily reflected (i) lower homeowners’ commission expense due to lower commission rates and (ii) the benefit of the Company’s expense reduction initiatives, partially offset by (iii) higher contingent commission expenses, (iv) higher underwriting expenses resulting from higher new business levels and (v) decreases in earned premiums.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Agency Automobile	$852	$834	$2,481	$2,507
Agency Homeowners and Other	1,055	1,150	2,902	3,158
Total Agency Personal Insurance	$1,907	$1,984	$5,383	$5,665

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Agency Automobile	$849	$828	$2,468	$2,493
Agency Homeowners and Other	1,017	1,039	2,821	2,892
Total Agency Personal Insurance	$1,866	$1,867	$5,289	$5,385

In the third quarter and first nine months of 2014, gross agency written premiums were 4% and 5% lower than in the respective periods of 2013.  In the third quarter of 2014, net agency written premiums were approximately level with the same period of 2013, while in the first nine months of 2014 they were 2% lower than in the same period of 2013.  Renewal rate changes combined with the estimated pricing impact of an increase in insured exposures exceeded expected loss cost trends in the third quarter and first nine months of 2014, assuming weather patterns consistent with the Company’s expectations.

In the third quarter and first nine months of 2014, net written premiums in the Agency Automobile line of business were 3% higher and 1% lower, respectively, than in the same periods of 2013.  Business retention rates remained strong in both periods of 2014 and were higher than in the respective periods of 2013.  Renewal premium changes remained positive in the third quarter and first nine months of 2014 but were lower than in the same periods of 2013, primarily due to lower renewal rate changes.  New business premiums in the third quarter and first nine months of 2014 were significantly higher than in the same periods of 2013 as a result of the Company’s new private passenger automobile product, Quantum Auto 2.0.

In both the third quarter and first nine months of 2014, net written premiums in the Agency Homeowners and Other line of business were 2% lower than in the same periods of 2013.  Business retention rates remained strong in both periods of 2014 and were higher than in the respective periods of 2013.  Renewal premium changes remained positive in the third quarter and first nine months of 2014 but were lower than in the same periods of 2013, primarily due to lower renewal rate changes.  New business premiums in the third quarter and first nine months of 2014 were higher than in the same periods of 2013.

For its Agency business, the Personal Insurance segment had approximately 6.1 million and 6.4 million active policies at September 30, 2014 and 2013, respectively.

Direct to Consumer Written Premiums

In the direct to consumer business, net written premiums in the third quarter and first nine months of 2014 were $51 million and $140 million, respectively, compared with $44 million and $123 million in the respective periods of 2013.  In the third quarter and first nine months of 2014, automobile net written premiums increased by 20% and 14% over the respective periods of 2013, and homeowners and other net written premiums increased by 7% and 14% over the respective periods of 2013.  The direct to consumer business had approximately 185,000 and 164,000 active policies at September 30, 2014 and 2013, respectively.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013

Operating loss	$(63)	$(65)	$(192)	$(187)

The operating loss for Interest Expense and Other in the third quarter of 2014 was $63 million, compared with $65 million in the same period of 2013.  The operating loss for Interest Expense and Other in the first nine months of 2014 was $192 million, compared with $187 million in the same period of 2013.  After-tax interest expense in the third quarter and first nine months of 2014 was $60 million and $180 million, respectively, compared with $59 million and $175 million, respectively, in the same periods of 2013.  The increases in interest expense in both periods of 2014 reflected slightly higher average levels of debt outstanding.

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

TPC had previously entered into settlement agreements in connection with a number of these direct action claims (Direct Action Settlements).  The Company has been involved in litigation concerning whether all of the conditions of the Direct Action Settlements have been satisfied.  On July 22, 2014, the United States Court of Appeals for the Second Circuit ruled against the Company and found that all of the conditions have been satisfied.  For a full discussion of these settlement agreements and related litigation, see the “Asbestos Direct Action Litigation” section of note 11 of notes to the unaudited consolidated financial statements herein.

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

In the third quarter of 2014, the Company completed its annual in-depth asbestos claim review, including a review of active policyholders and litigation cases for potential product and “non-product” liability, and noted the continuation of the following trends:

•                  continued high level of litigation activity in certain jurisdictions involving individuals alleging serious asbestos-related illness, primarily involving mesothelioma claims;

•                  while overall payment patterns have been generally stable, there has been an increase in severity for certain policyholders due to the continued high level of litigation activity; and

•                  continued moderate level of asbestos-related bankruptcy activity.

While the Company believes that over the past several years there has been a reduction in the volatility associated with the Company’s overall asbestos exposure, there nonetheless remains a high degree of uncertainty with respect to future exposure from asbestos claims.

In the Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, both the number of policyholders with open asbestos claims and net asbestos-related payments were essentially unchanged in the first nine months of 2014 when compared with the same period of 2013.  Payments on behalf of policyholders in these categories continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

The completion of these reviews and analyses in the third quarters of 2014 and 2013 resulted in $250 million and $190 million increases, respectively, in the Company’s net asbestos reserves.  In both 2014 and 2013, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category due to a higher level of litigation activity surrounding mesothelioma claims than previously anticipated.  In addition, the reserve increase in 2013 also reflected higher projected payments on assumed reinsurance accounts.  The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment discussed above.  Notwithstanding these trends, the Company’s overall view of the underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

Net asbestos paid loss and loss expenses in the first nine months of 2014 were $154 million, compared with $145 million in the same period of 2013.  Net asbestos reserves were $2.45 billion at September 30, 2014, compared with $2.42 billion at September 30, 2013.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2014	2013
Beginning reserves:
Gross	$2,606	$2,689
Ceded	(256)	(311)
Net	2,350	2,378

Incurred losses and loss expenses:
Gross	258	190
Ceded	(8)	—
Net	250	190

Paid loss and loss expenses:
Gross	198	193
Ceded	(44)	(48)
Net	154	145

Foreign exchange and other:
Gross	(1)	—
Ceded	—	—
Net	(1)	—

Ending reserves:
Gross	2,665	2,686
Ceded	(220)	(263)
Net	$2,445	$2,423

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

Net environmental paid loss and loss expenses in the first nine months of 2014 were $66 million, compared with $53 million in the same period of 2013.  At September 30, 2014, approximately 92% of the net environmental reserve (approximately $335 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 8% of the net environmental reserve (approximately $29 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2014	2013
Beginning reserves:
Gross	$355	$352
Ceded	(11)	(5)
Net	344	347

Incurred losses and loss expenses:
Gross	94	72
Ceded	(7)	(7)
Net	87	65

Paid loss and loss expenses:
Gross	73	53
Ceded	(7)	—
Net	66	53

Foreign exchange and other:
Gross	(1)	—
Ceded	—	—
Net	(1)	—

Ending reserves:
Gross	375	371
Ceded	(11)	(12)
Net	$364	$359

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

As a result of the processes and procedures discussed above, management believes that the reserves carried for asbestos and environmental claims are appropriately established based upon known facts, current law and management’s judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the emergence of a greater number of asbestos claims than anticipated as a result of extended life expectancies resulting from medical advances and lifestyle improvements, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company’s previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company’s ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers.  In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants.  It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims.  This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims.  It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.  (Also see note 11 of notes to the unaudited consolidated financial statements herein).

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

INVESTMENT PORTFOLIO

The Company’s invested assets at September 30, 2014 were $74.19 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at September 30, 2014 was $63.62 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both September 30, 2014 and December 31, 2013.  Below investment grade securities represented 3.1% and 3.0% of the total fixed maturity investment portfolio at September 30, 2014 and December 31, 2013, respectively.  The average effective duration of fixed maturities and short-term securities was 3.5 (3.8 excluding short-term securities) at September 30, 2014 and 3.7 (3.9 excluding short-term securities) at December 31, 2013.  See the “Outlook” section in “Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at September 30, 2014 and December 31, 2013 included $33.90 billion and $35.56 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at September 30, 2014 and December 31, 2013 were $7.81 billion and $9.52 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  Of the insured municipal securities in the Company’s investment portfolio at September 30, 2014, approximately 100% were rated at “A3” or above, and approximately 87% were rated at “Aa3” or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at September 30, 2014.  The average credit rating of the entire municipal bond portfolio was “Aa1” at September 30, 2014, with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at September 30, 2014 and December 31, 2013 included $2.27 billion and $2.42 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMO), all of which are subject to prepayment risk (either shortening or lengthening of duration).

While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at September 30, 2014 and December 31, 2013 were $904 million and $1.06 billion, respectively, of GNMA, FNMA and FHLMC (excluding FHA project loans) guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.37 billion and $1.36 billion at September 30, 2014 and December 31, 2013, respectively.  Approximately 46% and 42% of the Company’s CMO holdings at September 30, 2014 and December 31, 2013, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The average credit rating of the $723 million and $790 million of non-guaranteed CMO holdings at September 30, 2014 and December 31, 2013, respectively, was “Ba2” and “Ba3,” respectively.  The average credit rating of all of the above securities was “Aa3” and “A1” at September 30, 2014 and December 31, 2013, respectively.

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

Alternative Documentation Mortgages and Sub-Prime Mortgages

At September 30, 2014 and December 31, 2013, the Company’s fixed maturity investment portfolio included CMOs backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $266 million and $293 million, respectively (comprising less than 1% of the Company’s total fixed maturity investments at both dates).  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities’ requirements for credit score but do not meet the government-sponsored entities’ guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Ba2” at both September 30, 2014 and December 31, 2013.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size.

Commercial Mortgage-Backed Securities and Project Loans

At September 30, 2014 and December 31, 2013, the Company held commercial mortgage-backed securities (including FHA project loans) of $682 million and $475 million, respectively.  The average credit rating on these securities held by the Company was “Aaa” at both September 30, 2014 and December 31, 2013.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

See note 1 of notes to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as updated by the Company’s Form 8-K filed on September 10, 2014 for further information about these invested asset classes.

Other Investments

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These asset classes have historically provided a higher return than the Company’s fixed maturity investments but are subject to more volatility.  At September 30, 2014 and December 31, 2013, the carrying value of the Company’s other investments was $3.64 billion and $3.44 billion, respectively.

CATASTROPHE REINSURANCE COVERAGE

There have been no material changes to the Company’s catastrophe reinsurance coverage from that reported in the “Reinsurance” section of “Part I — Item 1 — Business” of the Annual Report on Form 10-K for the year ended December 31, 2013 as updated by the Company’s Form 8-K filed on September 10, 2014, except for those changes discussed in the “Catastrophe Reinsurance Coverage” section of Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, as updated by the Company’s Form 8-K filed on September 10, 2014.  The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reinsurance Recoverables” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as updated by the Company’s Form 8-K filed on September 10, 2014.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	September 30, 2014	December 31, 2013
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,365	$4,707
Allowance for uncollectible reinsurance	(233)	(239)

Net reinsurance recoverables	4,132	4,468
Mandatory pools and associations	1,851	1,897
Structured settlements	3,296	3,348
Total reinsurance recoverables	$9,279	$9,713

The $336 million decline in net reinsurance recoverables from December 31, 2013 primarily reflected the impact of (i) net favorable prior year reserve development, (ii) cash collections, (iii) commutation agreements, as well as (iv) a slightly lower level of reinsurance purchased in the first nine months of 2014.

OUTLOOK

The following discussion provides outlook information for certain key drivers of the Company’s results of operations and capital position.

Premiums.  The Company’s earned premiums are a function of net written premium volume.  Net written premiums comprise both renewal business and new business and are recognized as earned premium over the life of the underlying policies. When business renews, the amount of net written premiums associated with that business may increase or decrease (renewal premium change) as a result of increases or decreases in rate and/or insured exposures, which the Company considers as a measure of units of exposure (such as the number and value of vehicles or properties insured).  Net written premiums from both renewal and new business, and therefore earned premiums, are impacted by competitive market conditions as well as general economic conditions, which, particularly in the case of the Business and International Insurance segment, affect audit premium adjustments, policy endorsements and mid-term cancellations.  Net written premiums are also impacted by the structure of reinsurance programs and related costs.

Given the possibility that more active weather patterns such as the Company experienced in a number of recent periods may continue, as well as the possibility that interest rates may remain low for some period of time, along with the current level of profitability in certain of its product lines, the Company has undertaken various efforts to improve its underwriting margins.  These efforts include seeking improved rates where the Company believes it is appropriate, balanced against retaining profitable business and increasing new business levels.  These efforts also include seeking improved terms and conditions on certain of the Company’s insurance products, and may also include other initiatives, such as those undertaken in the Personal Insurance segment to reduce operating expenses and acquisition costs.  In the Agency Automobile line of business, the Company has undertaken various actions (which are discussed in more detail in the “Underwriting Gain/Loss” section below) to reduce expenses and costs in order to improve underwriting margins and enable it to have a more competitively priced product.  These and other actions to improve profitability with respect to Agency Automobile or the Company’s other business units may not be successful and/or may result in lower retention and new business levels and therefore lower business volumes. If these actions are not effective, the Company may need to explore other actions or initiatives to improve its competitive position and profitability. Refer to “Part I—Item 1A—Risk Factors—The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability” and “—Disruptions to our relationships with our independent agents and brokers could adversely affect us” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong relative to historical experience.  In the Business and International Insurance segment, the Company expects that renewal premium changes during the remainder of 2014 and into 2015 will remain positive, driven by both positive renewal rate changes and, subject to the economic uncertainties discussed below, growth in insured exposures, but will be lower than the levels attained in the first nine months of 2014.  In the Bond & Specialty Insurance segment, the Company expects that renewal premium changes during the remainder of 2014 and into 2015 will be broadly consistent with the first nine months of 2014.  With respect to surety, the Company expects net written premium volume in 2014 and into 2015 that is broadly consistent with the levels attained in the comparable periods of 2013 and 2014.  In the Personal Insurance segment, the Company expects both Agency Automobile and Agency Homeowners and Other renewal premium changes during the remainder of 2014 and into 2015 will remain positive, driven by both positive renewal rate changes (based on the Company’s actions to file for rate increases) and, subject to the economic uncertainties discussed below, growth in insured exposures, but will be lower than the levels attained in the first nine months of 2014.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

New business generally has less of an impact on underwriting profitability than renewal business.  However, in periods of meaningful increases in new business, the impact of a higher mix of new business versus renewal business may negatively impact underwriting profitability.  Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2014 and into 2015 for new business, not only in Business and International Insurance and Bond & Specialty Insurance, but especially in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as “comparative raters,” has facilitated the process of generating multiple quotes, thereby increasing price comparison on new business and, increasingly, on renewal business.  The Company anticipates that its new Quantum Auto 2.0 product in the Personal Insurance segment’s Agency Automobile line of business, as discussed below, will continue to increase new business premiums during the remainder of 2014 and into 2015.  The Company also anticipates that, as a result of strong business retentions and increases in new business, policies in force in the Personal Insurance segment’s Agency Automobile line of business will continue to increase on a sequential quarter basis during the remainder of 2014 and into 2015.

Modest, but improving, economic growth in the United States experienced in recent periods may or may not continue, or may continue at a slower rate for an extended period of time.  Further, general uncertainty regarding a variety of domestic and international matters, such as the U.S. Federal budget and taxes, implementation of the Affordable Care Act, the regulatory environment and potential international instability, has added to the uncertainty regarding economic conditions generally.  If weak economic conditions persist or deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates.  Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could adversely impact net written premiums during the remainder of 2014 and into 2015, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted during the remainder of 2014 and into 2015.

Underwriting Gain/Loss.  The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

Catastrophe and other weather-related losses are inherently unpredictable from period to period.  The Company experienced significant catastrophe and other weather-related losses in a number of recent periods, which adversely impacted its results of operations. The Company’s results of operations could be adversely impacted if significant catastrophe and other weather-related losses were to occur during the remainder of 2014 and into 2015.

For the last several years, the Company’s results have included significant amounts of net favorable prior year reserve development, although at lower levels in some recent periods, driven by better than expected loss experience in all of the Company’s segments.  The lower level of net favorable prior year reserve development in a number of recent periods may have been in part due to the Company’s reserve estimation process incorporating those factors that led to the higher levels of net favorable prior year reserve development in previous years.  If that trend continues, the better than expected loss experience may continue at these recent lower levels, or even lower levels.  However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods.  In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods of the current year.

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

In Business and International Insurance, the Company expects that the anticipated impact of continued positive renewal premium changes, partially offset by consistent modest loss cost trends and the inclusion of Dominion, will likely result in underlying underwriting margins during the remainder of 2014 that are higher than in the corresponding period of 2013, and underlying underwriting margins into 2015 that are broadly consistent with those in the corresponding period of 2014.  In making this comparison, the Company has excluded the impact of the $76 million reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums in the first quarter of 2014 and the Company has assumed that weather patterns and what the Company defines as large losses will be at lower levels than what the Company experienced in 2014.  While the Company is taking actions to improve profitability at Dominion, it will be a number of years before these actions, to the extent successful, will be fully realized.

In Bond & Specialty Insurance, the Company expects that the anticipated impacts of continued positive renewal premium changes, largely offset by consistent modest loss cost trends, will likely result in underlying underwriting margins during the remainder of 2014 and into 2015 that are broadly consistent with those in the corresponding periods of 2013 and 2014.

In Personal Insurance, the Company anticipates underlying underwriting margins during the remainder of 2014 will be slightly higher than those in the corresponding period of 2013, and underlying underwriting margins into 2015 will be lower than the corresponding period of 2014, assuming non-catastrophe weather-related loss levels that are higher than what the Company experienced in 2014, and loss cost trends that are consistent with the Company’s expectations, partially offset by the anticipated impact of continued positive renewal premium changes.  In Agency Automobile, the Company expects that underlying underwriting margins during the remainder of 2014 will be slightly higher than in the corresponding period of 2013, and underlying underwriting margins into 2015 that are broadly consistent with those in the corresponding period of 2014.  These expectations reflect, among other things, the anticipated impact of continued positive renewal premium changes, the Company’s announced plan to reduce certain claim adjustment and other insurance expenses, anticipated loss cost trends and the impact of a higher mix of new business versus renewal business.  In Agency Homeowners and Other, the Company anticipates underlying underwriting margins during the remainder of 2014 that are broadly consistent with those in the corresponding period of 2013, and underlying underwriting margins into 2015 that are lower than the corresponding period of 2014, reflecting non-catastrophe weather-related loss levels at normalized levels and loss cost trends consistent with the Company’s expectations, partially offset by the anticipated impact of continued positive renewal premium changes.  Also in Personal Insurance, the Company’s direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain unprofitable for a number of years as this book of business grows and matures.

The Agency Automobile line of business has been negatively impacted by various factors, including the use of price comparison technology by agents and brokers as discussed above.  The Company’s actions in response to these factors include, among other things, a plan announced in the third quarter of 2013 to reduce certain claim adjustment and other insurance expenses, with the majority of the impact in the Agency Automobile line of business.  The plan is intended to result in savings of approximately $140 million pre-tax per year by 2015 when fully implemented.  Additionally, in the fourth quarter of 2013, the Company launched a new private passenger automobile product, Quantum Auto 2.0. This product, in addition to incorporating the cost savings described above, has a lower base commission rate than the Company’s existing Quantum Auto 1.0 product.  These changes in cost structure are enabling the Company to price Quantum Auto 2.0 more competitively while generating an expected appropriate return.  By September 30, 2014, the Company had started offering Quantum Auto 2.0 in approximately 80% of the states where it plans to offer the product, and the Company currently expects that, by the end of 2014, it will offer the product in approximately 90% of those states.  The Company currently intends that, in approved states, all new accounts will be written on the new product.  In addition, Quantum 2.0 will also be available to agents at their discretion for existing accounts.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The average effective duration of fixed maturities and short-term securities was 3.5 (3.8 excluding short-term securities) at September 30, 2014.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations.  Interest rates remain at very low levels by historical standards.  Based on the current interest rate environment, the Company estimates that the impact of lower reinvestment yields on the Company’s fixed maturity portfolio could, for the remainder of 2014 and into 2015, result in approximately $20 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding quarters of 2013 and 2014.  Given recent general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio during the remainder of 2014 and into 2015 will be lower than in the corresponding periods of 2013 and 2014.  If general economic conditions and/or investment market conditions deteriorate during the remainder of 2014 and into 2015, the Company could also experience a further reduction in net investment income and/or significant realized investment losses, including impairments.

The Company had a net pre-tax unrealized investment gain of $2.58 billion ($1.68 billion after-tax) in its fixed maturity investment portfolio at September 30, 2014.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

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

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders.  The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income.  In addition, the timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  For information regarding the Company’s common share repurchases in the first nine months of 2014, see “Liquidity and Capital Resources.”

Many of the statements in this “Outlook” section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.   Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.”  For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 13, 2014 and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this report.

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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At September 30, 2014, TRV held total cash and short-term invested assets in the United States aggregating $1.88 billion and having a weighted average maturity of 45 days.  These assets are sufficient to meet TRV’s current liquidity requirements and are in excess of TRV’s minimum target level, which comprises TRV’s estimated annual pretax interest expense and common shareholder dividends, and currently totals approximately $1.1 billion.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of September 30, 2014, as such earnings are intended to be permanently reinvested in those operations.  Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at September 30, 2014.

TRV has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in June 2018.  This line of credit also supports TRV’s $800 million commercial paper program, of which $100 million was outstanding at September 30, 2014.  TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $146 million, to provide a portion of the capital needed to support its obligations at Lloyd’s at September 30, 2014.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

Operating Activities

Net cash flows provided by operating activities in the first nine months of 2014 and 2013 were $3.17 billion and $2.89 billion, respectively.  Cash flows in the first nine months of 2014 primarily reflected a higher level of collected premiums, partially offset by higher levels of payments for claims and claim adjustment expenses, commission expenses and general and administrative expenses.

Investing Activities

Net cash flows used in investing activities were $402 million and $1.11 billion in the first nine months of 2014 and 2013 respectively.  The Company’s consolidated total investments at September 30, 2014 increased by $1.03 billion, or 1% over year-end 2013, primarily reflecting the impact of net cash flows provided by operating activities and an increase in net unrealized appreciation of investments, partially offset by common share repurchases and dividends paid to shareholders.

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

Financing Activities

Net cash flows used in financing activities in the first nine months of 2014 and 2013 were $2.69 billion and $1.81 billion, respectively.  The totals in both periods primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.  The first nine months of 2013 also included the issuance of 4.60% senior notes for net proceeds of $494 million and the payment of the Company’s $500 million, 5.00% senior notes at maturity.

Dividends.  Dividends paid to shareholders were $549 million in each of the first nine months of 2014 and 2013.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On October 21, 2014, the Company announced that it declared a regular quarterly dividend of $0.55 per share, payable December 31, 2014, to shareholders of record on December 10, 2014.

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and nine months ended September 30, 2014, the Company repurchased 8.1 million and 25.4 million shares, respectively, under its share repurchase authorization, for a total cost of $750 million and $2.28 billion, respectively.  The average cost per share repurchased was $92.47 and $89.61, respectively.  At September 30, 2014, the Company had $2.48 billion of capacity remaining under the share repurchase authorization.

2014 Stock Incentive Plan.  In February 2014, the Company’s board of directors approved The Travelers Companies, Inc. 2014 Stock Incentive Plan (2014 Incentive Plan) to replace, effective with shareholder approval, the Amended and Restated 2004 Stock Incentive Plan (2004 Incentive Plan), which was scheduled to expire in July 2014.  At the Company’s 2014 Annual Meeting of Shareholders on May 27, 2014, the shareholders approved the 2014 Incentive Plan.  Accordingly, the

2014 Incentive Plan became effective on that date, and no further awards will be made under the 2004 Incentive Plan.  The 2014 Incentive plan has substantially the same terms, other than the number of shares available, as the 2004 Incentive Plan and is effective through February 5, 2024.  The number of shares initially available for issuance under the 2014 Incentive Plan was 10,000,000 shares of common stock.  Shares of common stock subject to an award granted under the 2014 Incentive Plan or the prior 2004 Incentive Plan that expire unexercised, are forfeited, terminated or canceled and that do not result in the issuance of common stock will be available for grant under the 2014 Incentive Plan.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at September 30, 2014 and December 31, 2013.

(in millions)	September 30, 2014	December 31, 2013
Debt:
Short-term	$100	$100
Long-term	6,261	6,261
Net unamortized fair value adjustments and debt issuance costs	(13)	(15)
Total debt	6,348	6,346

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,021	23,986
Accumulated other comprehensive income	1,300	810
Total shareholders’ equity	25,321	24,796
Total capitalization	$31,669	$31,142

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	September 30, 2014	December 31, 2013
Total capitalization excluding net unrealized gain on investments	$29,755	$29,820
Net unrealized gain on investments, net of taxes	1,914	1,322
Total capitalization	$31,669	$31,142
Debt-to-total capital ratio	20.0%	20.4%
Debt-to-total capital ratio excluding net unrealized gain on investments	21.3%	21.3%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) was 21.3% at September 30, 2014, within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  The following rating agency actions were taken with respect to the Company since July 22, 2014, the date on which the Company’s Form 10-Q for the quarter ended June 30, 2014 was filed with the Securities and Exchange Commission.  For additional discussion of ratings, see the “Ratings” section of “Part I — Item 1 — Business” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as updated by the Company’s Form 8-K filed on September 10, 2014.

•                  On August 14, 2014, Moody’s affirmed all ratings of the Company.  The outlook for all ratings is stable.

•                  On August 26, 2014, Fitch affirmed all ratings of the Company.  The outlook for all ratings is stable.

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as updated by the Company’s Form 8-K filed on September 10, 2014.  The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2013.

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $3.04 billion at September 30, 2014) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2014			December 31, 2013
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,272	$8,598	$13,870	$5,355	$8,604	$13,959
Commercial property	740	582	1,322	778	542	1,320
Commercial multi-peril	1,941	1,738	3,679	1,879	1,707	3,586
Commercial automobile	2,248	1,230	3,478	2,305	1,219	3,524
Workers’ compensation	10,136	8,133	18,269	9,918	7,856	17,774
Fidelity and surety	211	719	930	426	818	1,244
Personal automobile	1,680	838	2,518	1,793	785	2,578
Homeowners and personal—other	607	529	1,136	635	551	1,186
International and other	3,283	1,890	5,173	3,585	2,109	5,694

Property-casualty	26,118	24,257	50,375	26,674	24,191	50,865
Accident and health	27	—	27	30	—	30

Claims and claim adjustment expense reserves	$26,145	$24,257	$50,402	$26,704	$24,191	$50,895

The $493 million decrease in gross claims and claim adjustment expense reserves since December 31, 2013 primarily reflected the impact of net favorable prior year reserve development and payments related to operations in runoff, including asbestos and environmental claims, partially offset by the impact of catastrophe losses incurred in the first nine months of 2014.

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

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the caption “Risk Factors” in the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2014 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s most recent annual report on Form 10-K as updated by the Company’s Form 8-K filed on September 10, 2014.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  There have been no material changes to the Company’s disclosures about market risk in Part II, Item 7A of the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2014.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014. Consistent with guidance issued by the Securities and Exchange Commission that an assessment of internal controls over financial reporting of a recently acquired business may be omitted from management’s evaluation of disclosure controls and procedures, management is excluding an assessment of such internal controls of Dominion from its evaluation of the effectiveness of the Company’s disclosure controls and procedures.  The Company acquired all of the issued and outstanding shares of Dominion on November 1, 2013.  Dominion represented less than 4% of the Company’s consolidated total assets, less than 5% of the Company’s consolidated total revenues and less than 2% of the Company’s consolidated net income as of and for the nine months ended September 30, 2014.  Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  As mentioned above, the Company acquired Dominion on November 1, 2013.  The Company is in the process of reviewing the internal control structure of Dominion and, if necessary, will make appropriate changes as it integrates Dominion into the Company’s overall internal control over financial reporting process.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 11 of notes to the Company’s unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Risk Factors” in Part I, Item 1A of the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2014.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook” and “— Critical Accounting Estimates” herein and in the 2013 Form 10-K.  There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2014.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2014	July 31, 2014	1,369,401	$91.51	1,368,800	$3,109
August 1, 2014	August 31, 2014	4,152,112	91.93	4,143,182	2,728
Sept. 1, 2014	Sept. 30, 2014	2,599,650	93.82	2,599,580	2,484
Total		8,121,163		8,111,562	2,484

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

The Company acquired 9,601 shares for a total cost of approximately $1 million during the three months ended September 30, 2014 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

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

As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer, Brian W. MacLean, President and Chief Operating Officer and Alan D. Schnitzer, Vice Chairman and Chief Executive Officer, Business and International Insurance, were the only “named executive officers” (i.e., an executive officer named in the compensation disclosures in the Company’s proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect.  The trading plans potentially extend from approximately two to thirteen months from the date of this report.  Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary, and Mr. MacLean and Mr. Schnitzer each have a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amount is calculated for purposes of the stock ownership guidelines).  See “Compensation Discussion and Analysis — Stock Ownership Guidelines” in the Company’s proxy statement filed with the SEC on April 11, 2014.

Item 6.         EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 21, 2014	By	/S/ MATTHEW S. FURMAN
Matthew S. Furman
Senior Vice President
(Authorized Signatory)

Date: October 21, 2014	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the Company), as amended and restated May 23, 2013, were filed as Exhibit 3.1 to the Company’s Form 8-K filed on May 24, 2013, and are incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company, effective as of August 5, 2014, were filed as Exhibit 3.2 to the Company’s Form 8-K filed on August 11, 2014, and are incorporated herein by reference.

12.1†	Statement regarding the computation of the ratio of earnings to fixed charges.

31.1†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2014 and 2013; (ii) Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2014 and 2013; (iii) Consolidated Balance Sheet at September 30, 2014 and December 31, 2013; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

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