Form 10-K
period 2014-12-31
TRAVELERS COMPANIES, INC.
filed 2015-02-12
CIK 86312

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $31,771,492,266.

As of February 6, 2015, 321,368,580 shares of the registrant's common stock (without par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

The Travelers Companies, Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2014

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

PROPERTY AND CASUALTY INSURANCE OPERATIONS

        The property and casualty insurance industry is highly competitive in the areas of price, service, product offerings, agent relationships and methods of distribution. Distribution methods include the use of independent agents, exclusive agents, direct marketing and/or salaried employees. According to A.M. Best, there are approximately 1,275 property and casualty groups in the United States, comprising approximately 2,700 property and casualty companies. Of those groups, the top 150 accounted for approximately 92% of the consolidated industry's total net written premiums in 2013. The Company competes with both foreign and domestic insurers. In addition, several property and casualty insurers writing commercial lines of business, including the Company, offer products for alternative forms of risk protection in addition to traditional insurance products. These products include large deductible programs and various forms of self-insurance, some of which utilize captive insurance companies and risk retention groups. The Company's competitive position in the marketplace is based on many factors, including the following:

  •
  premiums charged;

  •
  contract terms and conditions;

  •
  products and services offered;

  •
  claim service;

  •
  agent, broker and client relationships;

  •
  local presence;

  •
  geographic scope of business;

  •
  overall financial strength;

  •
  ratings assigned by independent rating agencies;

  •
  experience and qualifications of employees; and

  •
  technology and information systems.

        In addition, the marketplace is affected by available capacity of the insurance industry, as measured by statutory capital and surplus, and the availability of reinsurance from both traditional sources, such as reinsurance companies, and non-traditional sources, such as hedge funds and pension plans. Industry capacity as measured by statutory capital and surplus expands and contracts primarily in conjunction with profit levels generated by the industry, less amounts returned to shareholders through dividends and share repurchases. Capital raised by debt and equity offerings may also increase statutory capital and surplus.

Pricing and Underwriting

        Pricing of the Company's property and casualty insurance products is generally developed based upon an estimation of expected losses, the expenses associated with producing, issuing and servicing business and managing claims, the time value of money related to the expected loss and expense cash flows, and a reasonable allowance for profit that considers the capital needed to support the Company's business. The Company has a disciplined approach to underwriting and risk management that emphasizes product returns and profitable growth over the long-term rather than premium volume or market share. The Company's insurance subsidiaries are subject to state laws and regulations regarding rate and policy form approvals. The applicable state laws and regulations establish standards in certain lines of business to ensure that rates are not excessive, inadequate, unfairly discriminatory, or used to engage in unfair price competition. The Company's ability to increase rates and the relative timing of the process are dependent upon each respective state's requirements, as well as the competitive market environment.

Geographic Distribution

        The following table shows the geographic distribution of the Company's consolidated direct written premiums for the year ended December 31, 2014:

Location	% of Total
Domestic:
California	9.6%
New York	9.6
Texas	7.2
Pennsylvania	4.6
Illinois	4.0
Florida	3.9
New Jersey	3.8
Massachusetts	3.1
Georgia	3.0
All other domestic(1)	42.9

Total domestic	91.7

International:
Canada	5.6
All other international(1)	2.7

Total international	8.3

Consolidated total	100.0%

(1)
No other single state or country accounted for 3.0% or more of the Company's consolidated direct written premiums written in 2014.

Catastrophe Exposure

        The wide geographic distribution of the Company's property and casualty insurance operations exposes it to claims arising out of catastrophes. The Company uses various analyses and methods, including proprietary and third-party computer modeling processes, to continually monitor and analyze underwriting risks of business in natural catastrophe-prone areas and target risk areas for conventional terrorist attacks (defined as attacks other than nuclear, biological, chemical or radiological events). The Company relies, in part, upon these analyses to make underwriting decisions designed to manage its exposure on catastrophe-exposed business. For example, as a result of these analyses, the Company has limited the writing of new property and homeowners business in some markets and has selectively taken underwriting actions on new and existing business. These underwriting actions on new and existing business include tightened underwriting standards, selective price increases and changes to deductibles specific to hurricane-, tornado-, wind- and hail-prone areas. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions." The Company also utilizes reinsurance to manage its aggregate exposures to catastrophes. See "—Reinsurance."

Segment Realignment

        On June 10, 2014, the Company announced a realignment of its management team, effective July 1, 2014, that gave rise to a realignment of two of its three reportable business segments, as follows:

  •
  The Company's International Insurance group, which had previously been included in the Financial, Professional & International Insurance segment, was combined with the Company's previous Business Insurance segment to create a new Business and International Insurance segment.

  •
  The Bond & Financial Products group, which comprised the remaining businesses in the Financial, Professional & International Insurance segment, now comprises the new Bond & Specialty Insurance segment.

  •
  The Personal Insurance segment was not impacted by these changes.

        The realignment of segments described above was made to reflect the realignment of the Company's senior management responsibilities and the manner in which the Company's businesses have been managed starting July 1, 2014, and the aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten.

        The following discussion of the Company's reportable business segments reflects the realigned segment reporting structure. Financial data for all prior periods presented was reclassified to be consistent with the 2014 presentation.

BUSINESS AND INTERNATIONAL INSURANCE

        The Business and International Insurance segment offers a broad array of property and casualty insurance and insurance related services to its clients, primarily in the United States, as well as in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd's. Business and International Insurance is organized as follows:

  Domestic

  •
  Select Accounts provides small businesses with property and casualty products, including commercial multi-peril, commercial property, general liability, commercial auto and workers' compensation insurance.

  •
  Middle Market provides mid-sized businesses with property and casualty products, including commercial multi-peril, commercial property, general liability, commercial auto and workers' compensation insurance, as well as risk management, claims handling and other services. Middle Market generally provides these products to mid-sized businesses through Commercial Accounts, as well as to targeted industries through Construction, Technology, Public Sector Services and Oil & Gas. Middle Market also provides mono-line umbrella and excess coverage insurance through Excess Casualty and insurance coverages for foreign organizations with United States exposures through Global Partner Services.

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

  •
  First Party provides traditional and customized property insurance programs to large and mid-sized customers through National Property, insurance for goods in transit and movable objects, as well as builders' risk insurance, through Inland Marine, insurance for the marine transportation industry and related services, as well as other businesses involved in international trade, through Ocean Marine, and comprehensive breakdown coverages for equipment, including property and business interruption coverages, through Boiler & Machinery.

  •
  Specialized Distribution markets and underwrites its products to customers predominantly through brokers, wholesale agents, program managers and specialized retail agents that manage customers' unique insurance requirements. Specialized Distribution provides insurance coverage for the commercial transportation industry, as well as commercial liability and commercial property policies for small, difficult to place specialty classes of commercial business primarily on an excess and surplus lines basis, through Northland, and tailored property and casualty programs on an admitted basis for customers with common risk characteristics or coverage requirements through National Programs. Specialized Distribution also serves small to medium-sized agricultural businesses, including farms, ranches, wineries and related operations, through Agribusiness.

  International

  •
  International, through its operations in Canada, the United Kingdom and the Republic of Ireland, offers property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, public services, and financial and professional services industry sectors. In addition, International markets personal lines and small commercial insurance business in Canada through The Dominion of Canada General Insurance Company (Dominion), which the Company acquired on November 1, 2013. International, through its Lloyd's syndicate (Syndicate 5000), for which the Company provides 100% of the capital, underwrites five principal businesses—marine, global property, accident & special risks, power & utilities and aviation.

    International also includes the Company's 49.5% ownership of the common stock of J. Malucelli Participações em Seguros e Resseguros S.A. (JMalucelli), its joint venture in Brazil. JMalucelli is currently the market leader in surety in Brazil based on market share. JMalucelli commenced writing other property and casualty insurance business in 2012. The Company's investment in JMalucelli is accounted for using the equity method and is included in "other investments" on the consolidated balance sheet.

    In December 2014, the Company announced that its joint venture with JMalucelli in Brazil will acquire a majority interest in Cardinal Compañía de Seguros, a Colombian start-up surety provider. The transaction is expected to close in the second quarter of 2015, subject to regulatory approvals and customary closing conditions.

        Business and International Insurance also includes the Special Liability Group (which manages the Company's asbestos and environmental liabilities) and the assumed reinsurance and certain other runoff operations, which are collectively referred to as Business and International Insurance Other.

Selected Market and Product Information

        The following table sets forth the Business and International Insurance segment's net written premiums by market and product line for the periods indicated. For a description of the markets and product lines referred to in the table, see "—Principal Markets and Methods of Distribution" and "—Product Lines," respectively.

(for the year ended December 31, in millions)	2014	2013	2012	% of Total 2014
By market:
Domestic:
Select Accounts	$2,707	$2,724	$2,775	18.5%
Middle Market	6,108	5,862	5,654	41.7
National Accounts	1,047	1,010	907	7.2
First Party	1,579	1,552	1,436	10.8
Specialized Distribution	1,074	1,085	1,100	7.3

Total Domestic	12,515	12,233	11,872	85.5
International	2,121	1,279	1,057	14.5

Total Business and International Insurance by market	$14,636	$13,512	$12,929	100.0%

By product line:
Domestic:
Workers' compensation	$3,794	$3,642	$3,400	25.9%
Commercial automobile	1,892	1,897	1,924	12.9
Commercial property	1,793	1,748	1,647	12.3
General liability	1,891	1,823	1,765	12.9
Commercial multi-peril	3,103	3,083	3,100	21.2
Other	42	40	36	0.3

Total Domestic	12,515	12,233	11,872	85.5
International	2,121	1,279	1,057	14.5

Total Business and International Insurance by product line	$14,636	$13,512	$12,929	100.0%

Principal Markets and Methods of Distribution

        The Business and International Insurance segment distributes its products through approximately 11,400 independent agencies and brokers. Agencies and brokers are serviced by 133 field offices and three customer service centers.

        Business and International Insurance continues to make significant investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with independent agencies and brokers. Business and International Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Business and International Insurance considers, among other attributes, each agency's or broker's financial strength, staff experience and strategic fit with the Company's operating and marketing plans. Once an agency or broker is appointed, Business and International Insurance carefully monitors its performance. The majority of products offered in the United States are distributed through a common base of independent agents and brokers, many of whom also sell the Company's Personal Insurance products. Additionally, several operations may underwrite business with agents that specialize in servicing the needs of certain of the industries served by these operations.

  •
  Select Accounts is a leading provider of commercial property and casualty insurance products to small businesses in the U.S., generally with fewer than 50 employees, and sells these products through a large network of independent agents and brokers. Products offered by Select Accounts are guaranteed-cost policies, including packaged products covering property and liability exposures. Each small business risk is independently evaluated via an automated underwriting platform which in turn enables agents to quote, bind and issue a substantial amount of new small business risks at their desktop in an efficient manner that significantly reduces the time period between quoting a price on a new policy and issuing that policy. Risks with more complex characteristics are underwritten with the assistance of Company personnel. Select Accounts has established a strong marketing relationship with its distribution network and has provided this network with defined underwriting policies, a broad array of products and competitive prices. In addition, the Company has established centralized service centers to help agents perform many service functions, in return for a fee.

  •
  Middle Market sells a broad range of commercial property and casualty insurance products and services through a large network of independent agents and brokers, primarily targeting mid-sized businesses in the U.S. with 50 to 1,000 employees. The Company offers a full line of products to its Middle Market customers with an emphasis on guaranteed cost programs. Each account is underwritten based on the unique risk characteristics, loss history and coverage needs of the account. The ability to underwrite at this detailed level allows Middle Market to have a broad risk appetite and a diversified customer base. Within Middle Market, products and services are tailored to certain targeted industry segments of significant size and complexity that require unique underwriting, claim, risk management or other insurance-related products and services.

  •
  National Accounts sells a variety of casualty products and services to large companies in the U.S. through a network of national and regional brokers, primarily utilizing loss-sensitive products in connection with a large deductible or self-insured program and, to a lesser extent, a retrospectively rated or a guaranteed cost insurance policy. National Accounts also provides casualty products and services through retail brokers on an unbundled basis, using third-party administrators for insureds who utilize programs such as collateralized deductibles, captive reinsurers and self-insurance. National Accounts provides insurance-related services, such as risk management services, claims administration, loss control and risk management information services, either in addition to, or in lieu of, pure risk coverage, and generated $251 million of fee income in 2014, excluding commercial residual market business. The commercial residual market business of National Accounts sells claims and policy management services to workers' compensation pools throughout the United States, and generated $132 million of fee income in 2014. National Accounts services approximately 34% of the total workers' compensation assigned risk market, making the Company one of the largest servicing carriers in the industry. Workers' compensation accounted for approximately 76% of sales to National Accounts customers during 2014, based on direct written premiums and fees.

  •
  First Party markets commercial property and casualty insurance products and services through a large network of agents and brokers to a wide customer base in the U.S. having specialized property and casualty coverage requirements. First Party provides traditional and customized property insurance programs to large and mid-sized customers, insurance for goods in transit and movable objects, builders' risk insurance, insurance for the marine transportation industry and related services, as well as other businesses involved in international trade. In addition, First Party provides comprehensive breakdown coverages for equipment, including property and business interruption coverages.

  •
  Specialized Distribution distributes admitted as well as excess and surplus lines property and casualty products predominantly through selected brokers, wholesale agents, program managers and specialized retail agents, including on a brokerage and delegated authority underwriting basis. These brokers, wholesale agents, program managers and specialized retail agents operate in certain markets in the U.S. that are not typically served by the Company's appointed retail agents, or they maintain certain affinity arrangements in specialized market segments. The wholesale excess and surplus lines market, which is characterized by the absence of rate and form regulation, allows for more flexibility to write certain classes of business. In working with agents or program managers on a brokerage basis, Specialized Distribution underwrites the business and sets the premium level. In working with agents or program managers with delegated underwriting authority, the agents produce and underwrite business subject to underwriting guidelines that have been specifically designed for each facility or program.

  •
  International distributes its products, principally through brokers, in each of the countries in which it operates. International also writes business at Lloyd's, where its products are distributed through Lloyd's wholesale and retail brokers. By virtue of Lloyd's worldwide licenses, the Business and International Insurance segment has access to international markets across the world.

Pricing and Underwriting

        Business and International Insurance utilizes underwriting, claims, engineering, actuarial and product development disciplines for particular industries, in conjunction with extensive amounts of proprietary data gathered and analyzed over many years, to facilitate its risk selection process and develop pricing parameters. The Company utilizes both standard industry forms and proprietary forms for the insurance policies it issues.

        A portion of business in this segment, particularly in National Accounts and Construction, is written with large deductible insurance policies. Under workers' compensation insurance contracts with deductible features, the Company is obligated to pay the claimant the full amount of the claim. The Company is subsequently reimbursed by the contractholder for the deductible amount and is subject to credit risk until such reimbursement is made. At December 31, 2014, contractholder payables on unpaid losses within the deductible layer of large deductible policies and the associated receivables were each approximately $4.36 billion. Business and International Insurance also utilizes retrospectively rated policies for another portion of the business, primarily for workers' compensation coverage. Although the retrospectively rated feature of the policy substantially reduces insurance risk for the Company, it introduces additional credit risk to the Company. Premium receivables from holders of retrospectively rated policies totaled approximately $89 million at December 31, 2014. Significant collateral, primarily letters of credit and, to a lesser extent, cash collateral or trusts, is generally obtained for large deductible plans and/or retrospectively rated policies that provide for deferred collection of deductible recoveries and/or ultimate premiums. The amount of collateral requested is predicated upon the creditworthiness of the customer and the nature of the insured risks. Business and International Insurance continually monitors the credit exposure on individual accounts and the adequacy of collateral. For additional information concerning credit risk in certain of the Company's businesses, see "Item 1A—Risk Factors—We are exposed to credit risk in certain of our business and investment operations including reinsurance or structured settlements."

Product Lines

        The Business and International Insurance segment writes the following types of coverages:

Domestic

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

  •
  Commercial Property.  Provides coverage for loss of or damage to buildings, inventory and equipment from a variety of events, including, among others, hurricanes and other windstorms, tornadoes, earthquakes, hail, wildfires, severe winter weather, floods, volcanic eruptions, tsunamis, theft, vandalism, fires, explosions, terrorism and financial loss due to business interruption resulting from covered property damage. For additional information on terrorism coverages, see "Reinsurance—Catastrophe Reinsurance—Terrorism Risk Insurance Program." Property also includes specialized equipment insurance, which provides coverage for loss or damage resulting from the mechanical breakdown of boilers and machinery, and ocean and inland marine insurance, which provides coverage for goods in transit and unique, one-of-a-kind exposures.

  •
  General Liability.  Provides coverages for businesses against third-party claims arising from accidents occurring on their premises or arising out of their operations, including as a result of injuries sustained from products sold. Specialized liability policies may also include coverage for directors' and officers' liability arising in their official capacities, employment practices liability insurance, fiduciary liability for trustees and sponsors of pension, health and welfare, and other employee benefit plans, errors and omissions insurance for employees, agents, professionals and others arising from acts or failures to act under specified circumstances, as well as umbrella and excess insurance.

  •
  Commercial Multi-Peril.  Provides a combination of the property and liability coverages described in the foregoing product line descriptions.

International

  •
  Provides coverage for auto and motor (similar to automobile coverage in the United States), personal property, employers' liability (similar to workers' compensation coverage in the United States), public and product liability (the equivalent of general liability), professional indemnity (similar to professional liability coverage), commercial property, surety, marine, aviation, personal accident and kidnap & ransom. Marine provides coverage for ship hulls, cargoes carried, private yachts, marine-related liability, offshore energy, ports and terminals, fine art and terrorism. Aviation provides coverage for worldwide aviation risks including physical damage and liabilities for airline, aerospace, general aviation, aviation war and space risks. Personal accident provides financial protection in the event of death or disablement due to accidental bodily injury, while kidnap & ransom provides financial protection against kidnap, hijack, illegal detention and extortion. While the covered hazards may be similar to those in the U.S. market, the different legal environments can make the product risks and coverage terms potentially very different from those the Company faces in the United States.

Net Retention Policy Per Risk

        The following discussion reflects the Company's retention policy with respect to the Business and International Insurance segment as of January 1, 2015. For third-party liability, Business and International Insurance generally limits its net retention, through the use of reinsurance, to a maximum of $18.8 million per insured, per occurrence. For property exposures, Business and International Insurance generally limits its net retained amount per risk to $20.0 million per occurrence, after reinsurance. Business and International Insurance generally retains its workers' compensation exposures. Reinsurance treaties often have aggregate limits or caps which may result in larger net per-risk retentions if the aggregate limits or caps are reached. Business and International Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Business and International Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Business and International Insurance's direct written premiums for the year ended December 31, 2014:

Location	% of Total
Domestic:
California	11.1%
New York	7.4
Texas	6.7
Illinois	4.5
Pennsylvania	3.4
Florida	3.4
New Jersey	3.4
Massachusetts	3.0
All other domestic(1)	44.0

Total domestic	86.9

International:
Canada	9.0
All other international(1)	4.1

Total international	13.1

Total Business and International Insurance	100.0%

(1)
No other single state or country accounted for 3.0% or more of the Business and International Insurance segment's direct written premiums in 2014.

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

Domestic

        Competitors typically write Select Accounts business through independent agents and, to a lesser extent, regional brokers and as direct writers. Both national and regional property and casualty insurance companies compete in the Select Accounts market which generally comprises lower-hazard, "Main Street" business customers. Risks are underwritten and priced using standard industry practices and a combination of proprietary and standard industry product offerings. Competition in this market is primarily based on product offerings, service levels, ease of doing business and price.

        Competitors typically write Middle Market business through independent agents and brokers. Several of Middle Market's operations require unique combinations of industry knowledge, customized coverage, specialized risk control and loss handling services, along with partnerships with agents and brokers that also focus on these markets. Competitors in this market are primarily national property and casualty insurance companies that write most classes of business using traditional products and pricing, and regional insurance companies. Companies compete based on product offerings, service levels, price and claim and loss prevention services. Efficiency through automation and rapid response time to agent, broker and customer needs is one key to success in this market.

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

        First Party and Specialized Distribution compete in focused target markets. Each of these markets is different and requires unique combinations of industry knowledge, customized coverage, specialized risk control and loss handling services, along with partnerships with agents and brokers that also focus on these markets. Some of these businesses compete with national carriers with similarly dedicated underwriting and marketing groups, whereas others compete with smaller regional companies. Each of these businesses has regional structures that allow them to deliver personalized service and local knowledge to their customer base. Specialized agents and brokers, including wholesale agents and program managers, supplement this strategy. In all of these businesses, the competitive strategy typically is the application of focused industry knowledge to insurance and risk needs.

International

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

BOND & SPECIALTY INSURANCE

        The Bond & Specialty Insurance segment provides surety, crime, management and professional liability coverages and related risk management services to a wide range of primarily domestic customers, utilizing various degrees of financially-based underwriting approaches. The range of coverages includes performance, payment and commercial surety and fidelity bonds for construction and general commercial enterprises; management liability coverages for losses caused by the actual or alleged negligence or misconduct of directors and officers or employee dishonesty; employment practices liability coverages and fiduciary coverages for public corporations, private companies and not-for-profit organizations; professional liability coverage for actual or alleged errors and omissions committed in the course of professional conduct or practice for a variety of professionals including, among others, lawyers and design professionals; and professional and management liability, property, workers' compensation, auto and general liability and fidelity insurance for financial institutions.

Selected Market and Product Information

        The following table sets forth Bond & Specialty Insurance net written premiums by product line for the periods indicated. For a description of the product lines referred to in the table, see "Principal Markets and Methods of Distribution" and "Product Lines," respectively.

(for the year ended December 31, in millions)	2014	2013	2012	% of Total 2014
Fidelity and surety	$963	$918	$895	45.8%
General liability	961	934	859	45.7
Other	179	178	170	8.5

Total Bond & Specialty Insurance	$2,103	$2,030	$1,924	100.0%

Principal Markets and Methods of Distribution

        Bond & Specialty Insurance distributes the vast majority of its products in the United States through approximately 6,000 of the same independent agencies and brokers that distribute the Business and International Insurance segment's products in the U.S. The Bond & Specialty Insurance segment, in conjunction with the Business and International Insurance segment, continues to make investments in enhanced technology utilizing internet-based applications to provide real-time interface capabilities with its independent agencies and brokers. Bond & Specialty Insurance builds relationships with well-established, independent insurance agencies and brokers. In selecting new independent agencies and brokers to distribute its products, Bond & Specialty Insurance considers, among other attributes, each agency's or broker's profitability, financial stability, staff experience and strategic fit with its operating and marketing plans. Once an agency or broker is appointed, its ongoing performance is closely monitored.

Pricing and Underwriting

        Bond & Specialty Insurance utilizes underwriting, claims, engineering, actuarial and product development disciplines for specific accounts and industries, in conjunction with extensive amounts of proprietary data gathered and analyzed over many years, to facilitate its risk selection process and develop pricing parameters. The Company utilizes both standard industry forms and proprietary forms for the insurance policies it issues.

Product Lines

        The Bond & Specialty Insurance segment writes the following types of coverages:

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

  •
  General Liability.  Provides coverage for specialized liability exposures as described above in more detail in the "Business and International Insurance" section of this report.

  •
  Other.  Coverages include Property, Workers' Compensation, Commercial Automobile and Commercial Multi-Peril, which are described above in more detail in the "Business and International Insurance" section of this report.

Net Retention Policy Per Risk

        The following discussion reflects the Company's retention policy with respect to the Bond & Specialty Insurance segment as of January 1, 2015. For third party liability, including but not limited to umbrella liability, professional liability, directors' and officers' liability, and employment practices liability, Bond & Specialty Insurance generally limits net retentions to $25.0 million per policy. For surety protection, where insured limits are often significant, Bond & Specialty Insurance generally retains up to $115.0 million probable maximum loss (PML) per principal but may retain higher amounts based on the type of obligation, credit quality and other credit risk factors. Reinsurance treaties often have aggregate limits or caps which may result in larger net per risk retentions if the aggregate limits or caps are reached. Bond & Specialty Insurance utilizes facultative reinsurance to provide additional limits capacity or to reduce retentions on an individual risk basis. Bond & Specialty Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Bond & Specialty Insurance's direct written premiums for the year ended December 31, 2014:

State	% of Total
California	10.5%
New York	7.8
Texas	7.4
Florida	5.3
Illinois	4.8
Pennsylvania	4.2
Massachusetts	3.3
All other(1)	56.7

Total	100.0%

(1)
No other single state accounted for 3.0% or more of the Bond & Specialty Insurance segment's direct written premiums in 2014.

Competition

        The competitive landscape in which the Bond & Specialty Insurance segment operates is affected by many of the same factors described previously for the Business and International Insurance segment. Competitors in this market are primarily national property and casualty insurance companies that write most classes of business and, to a lesser extent, regional insurance companies and companies that have developed niche programs for specific industry segments.

        Bond & Specialty Insurance underwrites and markets its products to all sizes of businesses and other organizations, as well as individuals. The Company believes that its reputation for timely and consistent decision making, a nationwide network of local underwriting, claims and industry experts and strong producer and customer relationships, as well as its ability to offer its customers a full range of products, provides Bond & Specialty Insurance an advantage over many of its competitors and enables it to compete effectively in a complex, dynamic marketplace. The Company believes that the ability of the Bond & Specialty Insurance segment to cross-sell its products to customers of the Business and International Insurance and Personal Insurance segments provides additional competitive advantages for the Company.

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

(for the year ended December 31, in millions)	2014	2013	2012	% of Total 2014
By product line:
Automobile	$3,390	$3,370	$3,642	47.3%
Homeowners and Other	3,775	3,855	3,952	52.7

Total Personal Insurance	$7,165	$7,225	$7,594	100.0%

Principal Markets and Methods of Distribution

        Personal Insurance products are distributed primarily through approximately 11,100 active independent agencies located throughout the United States, supported by personnel in nine sales regions. In addition, sales and service are provided to customers through five contact centers. While the principal markets for Personal Insurance products continue to be in states along the East Coast, California and Texas, the business continues to expand its geographic presence across the United States. See "Competition" below for a discussion of the Company's newest private passenger automobile product, Quantum Auto 2.0.

        In selecting new independent agencies to distribute its products, Personal Insurance considers, among other attributes, each agency's profitability, financial stability, staff experience and strategic fit with the segment's operating and marketing plans. Once an agency is appointed, Personal Insurance carefully monitors its performance.

        Agents can access the Company's agency service portal for a number of resources including customer service, marketing and claims management. In addition, agencies can choose to shift the ongoing service responsibility for Personal Insurance's customers to one of the Company's Customer Care Centers, where the Company provides, on behalf of an agency, a comprehensive array of customer service needs, including response to billing and coverage inquiries, and policy changes. Approximately 1,600 agents take advantage of this service alternative, for which they generally pay a fee.

        Personal Insurance also distributes its products through additional channels, including corporations that make the company's product offerings available to their employees primarily through payroll deduction, consumer associations and affinity groups. Personal Insurance handles the sales and service for these programs either through a sponsoring independent agent or through the Company's contact center locations. In addition, since 1995, the Company has had a marketing agreement with GEICO to underwrite homeowners business for certain of their auto customers.

        In 2009, the Company began marketing its insurance products directly to consumers, largely through online channels. The investment in the direct-to-consumer initiative has generated growing but still modest premium volume for Personal Insurance in recent years, which was consistent with the Company's expectations. The direct-to-consumer initiative, while intended to enhance the Company's long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain modest with respect to premium volume and remain unprofitable for a number of years as the Company continues to develop, test and evaluate this distribution channel.

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

Product Lines

        The primary coverages in Personal Insurance are personal automobile and homeowners and other insurance sold to individuals. Personal Insurance had approximately 6.2 million active policies (e.g., policies-in-force) at December 31, 2014.

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

Net Retention Policy Per Risk

        The following discussion reflects the Company's retention policy with respect to the Personal Insurance segment as of January 1, 2015. Personal Insurance generally retains its primary personal auto exposures in their entirety. For personal property insurance, there is an $8.0 million maximum retention per risk. Personal Insurance issues umbrella policies up to a maximum limit of $10.0 million per risk. Personal Insurance may also retain amounts greater than those described herein based upon the individual characteristics of the risk.

Geographic Distribution

        The following table shows the geographic distribution of Personal Insurance's direct written premiums for the year ended December 31, 2014:

State	% of Total
New York	15.0%
Texas(1)	8.2
Pennsylvania	7.3
California	6.1
New Jersey	5.1
Georgia	4.7
Florida	4.5
Connecticut	4.4
Virginia	4.3
Maryland	3.4
Massachusetts	3.1
All others(2)	33.9

Total	100.0%

(1)
The percentage for Texas includes business written by the Company through a fronting agreement with another insurer.

(2)
No other single state accounted for 3.0% or more of the Personal Insurance segment's direct written premiums in 2014.

Competition

        Although national companies write the majority of this business, Personal Insurance also faces competition from many regional and hundreds of local companies. Personal Insurance primarily competes based on breadth of product offerings, price, service (including claims handling), ease of doing business, stability of the insurer and name recognition. Personal Insurance competes for business within each independent agency since these agencies also offer policies of competing companies. At the agency level, competition is primarily based on price, service (including claims handling), the level of automation and the development of long-term relationships with individual agents. In recent years, most independent personal insurance agents have begun utilizing price comparison rating technology, sometimes referred to as "comparative raters," as a cost-efficient means of obtaining quotes from multiple companies. Because the use of this technology facilitates the process of generating multiple quotes, the technology has increased price comparison on new business and, increasingly, on renewal business. Personal Insurance also competes with insurance companies that use exclusive agents or salaried employees to sell their products, as well as those that employ direct marketing strategies. See "Item 1A—Risk Factors—The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability."

        The Agency Automobile line of business has been negatively impacted by various factors, including the use of price comparison technology by agents and brokers as discussed above. The Company's actions in response to these factors have included, among other things, the reduction of claim adjustment and other insurance expenses, with the majority of the impact in the Agency Automobile line of business. At December 31, 2014, these actions to reduce costs have resulted in an expected annual decrease of $140 million in pre-tax expenses in 2015 when compared with expense levels prior to their implementation. Additionally, in the fourth quarter of 2013, the Company launched its newest private passenger automobile product, Quantum Auto 2.0. This product, in addition to incorporating the cost savings described above, has a lower base commission rate than the Company's existing Quantum Auto 1.0 product. These changes in cost structure enabled the Company to price Quantum Auto 2.0 more competitively while maintaining expected returns at appropriate levels. By December 31, 2014, the Company offered Quantum Auto 2.0 in approximately 90% of the states where it plans to offer the product, and the Company currently expects that, by the end of 2015, it will offer the product in all of those states. The Company intends that, in approved states, all new accounts will be written using Quantum Auto 2.0. In addition, Quantum Auto 2.0 is available to agents at their discretion for existing accounts.

CLAIMS MANAGEMENT

        The Company's claim functions are managed through its Claims Services organization, with locations in the United States and in the countries where it does business. With more than 11,000 employees, Claims Services employs a group of professionals with diverse skills, including claim adjusters, appraisers, attorneys, investigators, engineers, accountants, system specialists and training, management and support personnel. Approved external service providers, such as investigators, attorneys and, in the rare circumstances when necessary, independent adjusters and appraisers, are available for use as appropriate.

        U.S. field claim management teams located in 21 claim centers and 53 satellite and specialty-only offices in 45 states are organized to maintain focus on the specific claim characteristics unique to the businesses within the Company's business segments. Claim teams with specialized skills, required licenses, resources and workflows are matched to the unique exposures of those businesses, with local claims management dedicated to achieving optimal results within each segment. The Company's home office operations provide additional support in the form of workflow design, quality management, information technology, advanced management information and data analysis, training, financial reporting and control, and human resources strategy. This structure permits the Company to maintain the economies of scale of a large, established company while retaining the agility to respond promptly to the needs of customers, brokers, agents and underwriters. Claims management for International, while generally provided locally by staff in the respective international locations due to local knowledge of applicable laws and regulations, is also managed by the Company's Claims Services organization in the U.S. to leverage that knowledge base and to share best practices.

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

        Claims Services uses technology, management information and data analysis to assist the Company in reviewing its claim practices and results in order to evaluate and improve its claims management performance. The Company's claims management strategy is focused on segmentation of claims and appropriate technical specialization to drive effective claim resolution. The Company continually monitors its investment in claim resources to maintain an effective focus on claim outcomes and a disciplined approach to continual improvement. The Company operates a state-of-the-art claims training facility which offers hands-on experiential learning to help ensure that its claim professionals are properly trained. In recent years, the Company has invested significant additional resources in many of its claim handling operations and routinely monitors the effect of those investments to ensure a consistent optimization among outcomes, cost and service.

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

REINSURANCE

        The Company reinsures a portion of the risks it underwrites in order to manage its exposure to losses and to protect its capital. The Company cedes to reinsurers a portion of these risks and pays premiums based upon the risk and exposure of the policies subject to such reinsurance. Ceded reinsurance involves credit risk, except with regard to mandatory pools and associations, and is predominantly subject to aggregate loss limits. Although the reinsurer is liable to the Company to the extent of the reinsurance ceded, the Company remains liable as the direct insurer on all risks reinsured. Reinsurance recoverables are reported after reductions for known insolvencies and after allowances for uncollectible amounts. The Company also holds collateral, including trust agreements, escrow funds and letters of credit, under certain reinsurance agreements. The Company monitors the financial condition of reinsurers on an ongoing basis and reviews its reinsurance arrangements periodically. Reinsurers are selected based on their financial condition, business practices, the price of their product offerings and the value of collateral provided. After reinsurance is purchased, the Company has limited ability to manage the credit risk to a reinsurer. In addition, in a number of jurisdictions, particularly the European Union and the United Kingdom, a reinsurer is permitted to transfer a reinsurance arrangement to another reinsurer, which may be less creditworthy, without a counterparty's consent, provided that the transfer has been approved by the applicable regulatory and/or court authority. For additional information concerning reinsurance, see note 5 of notes to the Company's consolidated financial statements and "Item 1A—Risk Factors."

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

  •
  treaty reinsurance, in which reinsurance is provided for a specified type or category of risks; and

  •
  catastrophe reinsurance, in which the Company is indemnified for an agreed upon amount of contractual loss in excess of a specified retention with respect to losses resulting from a catastrophic event.

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

Catastrophe Reinsurance

        Catastrophes can be caused by a variety of events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also result from terrorist attacks and other intentionally destructive acts (including those involving nuclear, biological, chemical or radiological events), explosions and infrastructure failures. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those areas that are heavily populated. The Company generally seeks to manage its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance. The Company utilizes corporate catastrophe excess-of-loss reinsurance treaties with unaffiliated reinsurers to manage its exposure to losses resulting from catastrophes and to protect its capital. In addition to the coverage provided under these treaties, the Company also utilizes catastrophe bonds to protect against hurricane losses in the Northeastern United States, and a Northeast catastrophe reinsurance treaty to protect against losses resulting from weather-related and earthquake catastrophes in the Northeastern United States. The Company also utilizes excess-of-loss treaties to protect against earthquake losses up to a certain threshold in the Business and International Insurance segment (for certain markets) and for the Personal Insurance segment, and several reinsurance treaties specific to its international operations.

        Corporate Catastrophe Excess-of-Loss Reinsurance Treaty.    For the period January 1, 2015 to December 31, 2015, the Company has entered into a reinsurance agreement that covers the accumulation of certain property losses arising from one or multiple occurrences: 75% ($1.50 billion) of qualifying losses covered by the treaty and 25% ($500 million) of qualifying losses retained by the Company part of $2.0 billion excess of $3.0 billion. Qualifying losses for each occurrence are after a $100 million deductible. The treaty covers all of the Company's exposures in the United States and Canada and their territories and possessions, the Caribbean Islands, Mexico and all waters contiguous thereto. The treaty only provides coverage for terrorism events in limited circumstances and excludes entirely losses arising from nuclear, biological, chemical or radiological attacks. This treaty replaced the Company's General Catastrophe Reinsurance Treaty, which was cancelled on a cut-off basis effective December 31, 2014, and the General Catastrophe Aggregate Excess-of-Loss Reinsurance Treaty, which expired on December 31, 2014.

        Catastrophe Bonds.    The Company has catastrophe protection through two indemnity reinsurance agreements with Long Point Re III Ltd. (Long Point Re III), an independent Cayman Islands company licensed as a Class B insurer in the Cayman Islands. The reinsurance agreements expire in June 2015 and May 2016, respectively, and provide coverage to the Company for certain losses from a hurricane in the northeastern United States. Both reinsurance agreements meet the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts. In connection with each reinsurance agreement, Long Point Re III issued notes (generally referred to as "catastrophe bonds") to investors in an amount equal to the full coverage provided under the respective reinsurance agreement as described below.

        On June 6, 2012, Long Point Re III completed an offering to unrelated investors of $250 million aggregate principal amount of catastrophe bonds. In connection with the offering, the Company and Long Point Re III entered into a three-year reinsurance agreement providing coverage to the Company for certain losses from a hurricane in the northeastern United States. The proceeds of the offering were deposited in a reinsurance trust account. The attachment point, maximum limit and insurance percentage are reset annually to maintain modeled probabilities of attachment and expected loss on the respective catastrophe bonds equal to the initial modeled probabilities of attachment and expected loss. The attachment point, maximum limit and insurance percentage were reset in April 2014. Accordingly, for the period May 1, 2014 through June 6, 2015, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the losses in the covered area for a single occurrence reach an initial attachment amount of $1.772 billion. The full $250 million coverage amount is available on a proportional basis until covered losses reach a maximum $2.331 billion.

        On May 16, 2013, Long Point Re III completed a second offering to unrelated investors of $300 million aggregate principal amount of catastrophe bonds. In connection with the offering, the Company and Long Point Re III entered into a three-year reinsurance agreement providing for coverage to the Company for certain losses from a hurricane in the northeastern United States. Similar to the first arrangement with Long Point Re III, the proceeds of the offering were deposited in a reinsurance trust account. The attachment point and maximum limit are reset annually, with the ability of the Company to adjust the expected loss of the coverage layer (the difference between the attachment point and the maximum limit) within a predetermined range. The attachment point, maximum limit and insurance percentage were reset in April 2014. Accordingly, for the period May 17, 2014 through May 16, 2015, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the losses in the covered area for a single occurrence reach an initial attachment amount of $1.222 billion. The full $300 million coverage amount is available on a proportional basis until covered losses reach a maximum $1.772 billion.

        The business covered by these reinsurance agreements is a subset of the Company's overall insurance portfolio, comprising property insurance and related coverages spread across the following geographic locations: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Vermont. The coverage under both reinsurance agreements is limited to specified property coverage written in the Company's Personal Insurance segment, and within Select Accounts and Commercial Accounts in the Company's Business and International Insurance segment.

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

        Northeast General Catastrophe Reinsurance Treaty.    In addition to its Corporate Catastrophe Excess-of-Loss Reinsurance Treaty and its multi-year catastrophe bonds, the Company also is party to a northeast general catastrophe reinsurance treaty which provides up to $850 million of coverage, subject to a $2.25 billion retention, for certain losses arising from hurricanes, tornados, hail storms, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2014 through June 30, 2015. Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico and waters contiguous thereto may be used to satisfy the retention. Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

        Business and International Insurance Earthquake Excess-of-Loss Reinsurance Treaty.    For the period July 1, 2014 through June 30, 2015, the Company has entered into an earthquake excess-of-loss treaty that provides for up to $150 million part of $165 million of coverage, subject to a $60 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by Technology, Public Sector Services and Commercial Accounts in the Company's Business and International Insurance segment.

        Personal Insurance Earthquake Excess-of-Loss Reinsurance Treaty.    For the period January 1, 2015 through December 31, 2015, the Company has entered into an earthquake excess-of-loss treaty that provides for up to $200 million of coverage, subject to a $150 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by the Company's Personal Insurance segment.

        Canadian Property Catastrophe Excess-of-Loss Reinsurance Contract.    This contract, effective for the period July 1, 2014 through and including June 30, 2015, covers the accumulation of net property losses arising out of one occurrence on business written by the Company's Canadian businesses. The treaty covers all property written by the Company's Canadian businesses for Canadian insureds, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures, with respect to risks located worldwide, written for Canadian insureds. The treaty provides coverage for 100% of loss retained in excess of C$50 million (US$43 million at December 31, 2014) up to C$900 million (US$775 million at December 31, 2014).

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

        Terrorism Risk Insurance Program.    The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism. In January 2015, the program was reauthorized through December 31, 2020. For a further description of the program, including the Company's estimated deductible under the program in 2015, see note 5 of notes to the Company's consolidated financial statements and "Item 1A—Risk Factors—Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance."

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

Discounting

        The claims and claim adjustment expense reserves for most long-term disability and annuity claim payments, primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, were discounted to the present value of estimated future payments using a rate of 5% at both December 31, 2014 and 2013. These discounted reserves totaled $2.01 billion and $2.21 billion at December 31, 2014 and 2013, respectively.

Claims and Claim Adjustment Expense Development Table

        The table that follows sets forth the year-end reserves from 2004 through 2014 and the subsequent changes in those reserves, presented on a historical basis. The original estimates, cumulative amounts paid and re-estimated reserves in the table for 2004 through 2012 have not been restated to reflect the acquisition of Dominion in November 2013. The table includes Dominion's reserves beginning at December 31, 2013.

        The data in the table is presented in accordance with reporting requirements of the Securities and Exchange Commission (SEC). Care must be taken to avoid misinterpretation by those unfamiliar with this information or familiar with other data commonly reported by the insurance industry. The data in the table is not accident year data, but rather a display of 2004 to 2014 year-end reserves and the subsequent changes in those reserves.

        For instance, the cumulative deficiency or redundancy shown in the table for each year represents the aggregate amount by which original estimates of reserves as of that year-end have changed in subsequent years. Accordingly, the cumulative deficiency or redundancy for a year relates only to reserves at that year-end and those amounts are not additive. Expressed another way, if the original reserves at the end of 2004 included $4 million for a loss that is finally paid in 2008 for $5 million, the $1 million deficiency (the excess of the actual payment of $5 million over the original estimate of $4 million) would be included in the cumulative deficiency for 2004 and would also be reflected as a reduction in the cumulative redundancies in each of the years 2005 to 2007 shown in the accompanying table.

        Various factors may distort the re-estimated reserves and cumulative deficiency or redundancy shown in the table. For example, a substantial portion of the cumulative deficiency shown in the table for 2004 arise from claims on policies written prior to the mid-1980s involving liability exposures such as asbestos and environmental claims. In the post-1984 period, the Company has developed more stringent underwriting standards and policy exclusions and has significantly contracted or terminated the writing of these risks. See "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Asbestos Claims and Litigation," and "—Environmental Claims and Litigation." General conditions and trends that have affected the development of these liabilities in the past will not necessarily recur in the future.

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

(at December 31, in millions)	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Reserves for claims and claim adjustment expense originally estimated	$41,446	$42,895	$42,844	$43,098	$41,312	$40,941	$40,255	$40,919	$40,634	$41,585	$41,036
Cumulative amounts paid as of
One year later	8,871	8,632	7,417	8,146	7,519	7,748	7,653	8,326	8,416	8,099
Two years later	14,666	13,837	13,181	12,798	12,454	12,374	12,567	13,447	13,452
Three years later	18,733	18,466	16,545	16,264	15,668	15,708	16,081	17,049
Four years later	22,514	21,025	19,113	18,524	18,053	18,126	18,634
Five years later	24,572	22,992	20,820	20,244	19,824	19,957
Six years later	26,189	24,423	22,205	21,609	21,319
Seven years later	27,469	25,616	23,381	22,869
Eight years later	28,557	26,675	24,534
Nine years later	29,543	27,741
Ten years later	30,570
Reserves re-estimated as of
One year later	41,706	42,466	42,172	41,373	39,863	39,524	39,413	39,845	39,690	40,628
Two years later	42,565	42,311	40,837	39,925	38,640	38,421	38,393	38,964	38,931
Three years later	42,940	41,692	39,739	38,842	37,613	37,539	37,576	38,402
Four years later	43,148	40,855	38,734	38,223	36,892	36,889	37,179
Five years later	42,655	40,026	38,409	37,716	36,361	36,605
Six years later	42,068	39,849	38,134	37,323	36,240
Seven years later	42,019	39,694	37,858	37,356
Eight years later	41,987	39,518	37,977
Nine years later	41,942	39,705
Ten years later	42,142
Cumulative deficiency (redundancy)	696	(3,190)	(4,867)	(5,742)	(5,072)	(4,336)	(3,076)	(2,517)	(1,703)	(957)
Gross liability—end of year	$59,438	$61,461	$59,677	$58,094	$55,121	$53,529	$51,537	$51,353	$50,888	$50,865	$49,824
Reinsurance recoverables	17,992	18,566	16,833	14,996	13,809	12,588	11,282	10,434	10,254	9,280	8,788

Net liability—end of year	$41,446	$42,895	$42,844	$43,098	$41,312	$40,941	$40,255	$40,919	$40,634	$41,585	$41,036

Gross re-estimated liability-latest	$59,868	$57,503	$53,285	$50,896	$48,407	$47,705	$47,436	$48,152	$49,255	$49,814
Re-estimated reinsurance recoverables-latest	17,726	17,798	15,308	13,540	12,167	11,100	10,257	9,750	10,324	9,186

Net re-estimated liability-latest	$42,142	$39,705	$37,977	$37,356	$36,240	$36,605	$37,179	$38,402	$38,931	$40,628

Gross cumulative deficiency (redundancy)	$430	$(3,958)	$(6,392)	$(7,198)	$(6,714)	$(5,824)	$(4,101)	$(3,201)	$(1,633)	$(1,051)

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

        The gross and net cumulative deficiency (redundancy) by calendar year as set forth in the table above includes the following impact of unfavorable prior year reserve development related to asbestos and environmental claims and claim adjustment expenses, in millions:

Asbestos	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Gross	$2,361	$1,527	$1,330	$1,331	$1,261	$1,076	$814	$619	$448	$258
Net	$2,172	$1,341	$1,185	$1,185	$1,115	$930	$790	$615	$440	$250
Environmental	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Gross	$867	$850	$742	$560	$475	$390	$345	$265	$166	$94
Net	$843	$813	$693	$508	$423	$353	$318	$242	$152	$87

Reserves on Statutory Accounting Basis

        At December 31, 2014, 2013 and 2012, claims and claim adjustment expense reserves (net of reinsurance) shown in the preceding table, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP reserves), were $29 million higher, $17 million higher and $22 million lower, respectively, than those reported in the Company's respective annual reports filed with insurance regulators, which are prepared in accordance with statutory accounting practices (statutory reserves).

        The differences between GAAP and statutory reserves are primarily due to the differences in GAAP and statutory accounting for two items: (1) fees associated with billing of required reimbursements under large deductible business, and (2) the accounting for retroactive reinsurance. For large deductible business, the Company pays the deductible portion of a casualty insurance claim and then seeks reimbursement from the insured, plus a fee. This fee is reported as fee income for GAAP reporting, but as an offset to claim expenses paid for statutory reporting. Retroactive reinsurance balances result from reinsurance placed to cover losses on insured events occurring prior to the inception of a reinsurance contract. For GAAP reporting, retroactive reinsurance balances are included in reinsurance recoverables and result in lower net reserve amounts. Statutory accounting practices require retroactive reinsurance balances to be recorded in other liabilities as contra-liabilities rather than in loss reserves.

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

INTERCOMPANY REINSURANCE POOLING ARRANGEMENTS

        Most of the Company's domestic insurance subsidiaries are members of an intercompany property and casualty reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's statutory capital and surplus rather than just on its own statutory capital and surplus. Under such arrangements, the members share substantially all insurance business that is written and allocate the combined premiums, losses and expenses.

RATINGS

        Ratings are an important factor in assessing the Company's competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody's Investors Service (Moody's) and Standard & Poor's Corp. (S&P). Rating agencies typically issue two types of ratings for insurance companies: claims-paying (or financial strength) ratings which reflect the rating agency's assessment of an insurer's ability to meet its financial obligations to policyholders, and debt ratings, which reflect the rating agency's assessment of a company's prospects for repaying its debts and are considered by lenders in connection with the setting of interest rates and terms for a company's short- and long-term borrowings. Agency ratings are not a recommendation to buy, sell or hold any security, and they may be revised or withdrawn at any time by the rating agency. Each agency's rating should be evaluated independently of any other agency's rating. The system and the number of rating categories can vary widely from rating agency to rating agency. Customers usually focus on claims-paying ratings, while creditors focus on debt ratings. Investors use both to evaluate a company's overall financial strength. The ratings issued on the Company or its subsidiaries by any of these agencies are announced publicly and are available on the Company's website and from the agencies.

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

Claims—Paying Ratings

        The following table summarizes the current claims-paying (or financial strength) ratings of the Travelers Reinsurance Pool, Travelers C&S Co. of America, Travelers Personal single state companies, Travelers C&S Co. of Europe, Ltd., Travelers Insurance Company of Canada, The Dominion of Canada

General Insurance Company and Travelers Insurance Company Limited as of February 12, 2015. The table presents the position of each rating in the applicable agency's rating scale.

	A.M. Best	Moody's	S&P	Fitch
Travelers Reinsurance Pool(a)(b)	A++ (1st of 16)	Aa2 (3rd of 21)	AA (3rd of 21)	AA (3rd of 21)
Travelers C&S Co. of America	A++ (1st of 16)	Aa2 (3rd of 21)	AA (3rd of 21)	AA (3rd of 21)
First Floridian Auto and Home Ins. Co.	A– (4th of 16)	—	—	AA (3rd of 21)
The Premier Insurance Company of Massachusetts	A (3rd of 16)	—	—	—
Travelers C&S Co. of Europe, Ltd.	A++ (1st of 16)	Aa2 (3rd of 21)	AA (3rd of 21)	—
Travelers Insurance Company of Canada	A++ (1st of 16)	—	AA– (4th of 21)	—
The Dominion of Canada General Insurance Company	A (3rd of 16)	—	—	—
Travelers Insurance Company Limited	A (3rd of 16)	—	AA (3rd of 21)	—

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

Debt Ratings

        The following table summarizes the current debt, trust preferred securities and commercial paper ratings of the Company and its subsidiaries as of February 12, 2015. The table also presents the position of each rating in the applicable agency's rating scale.

	A.M. Best	Moody's	S&P	Fitch
Senior debt	a+ (5th of 22)	A2 (6th of 21)	A (6th of 22)	A (6th of 22)
Subordinated debt	a– (7th of 22)	A3 (7th of 21)	A– (7th of 22)	BBB+ (8th of 22)
Junior subordinated debt	bbb+ (8th of 22)	A3 (7th of 21)	BBB+ (8th of 22)	BBB+ (8th of 22)
Trust preferred securities	bbb+ (8th of 22)	A3 (7th of 21)	BBB+ (8th of 22)	BBB+ (8th of 22)
Commercial paper	AMB-1 (2nd of 6)	P-1 (1st of 4)	A-1 (2nd of 10)	F-1 (2nd of 8)

Rating Agency Actions

        The following rating agency actions were taken with respect to the Company from February 13, 2014 (the date on which the Company filed its Annual Report on Form 10-K for the year ended December 31, 2013), through February 12, 2015:

  •
  On May 23, 2014, A.M. Best upgraded the financial strength ratings to "A++" from "A+" and the issuer credit ratings to "aa+" from "aa" of the Travelers Reinsurance Pool as well as Travelers C&S Co. of America, Travelers C&S Co. of Europe, Ltd. and Travelers Insurance Company of Canada. Concurrently, A.M. Best upgraded the issuer credit ratings and senior debt ratings to "a+" from "a" of TRV and its two wholly-owned downstream holding companies, Travelers Property Casualty Corp. and Travelers Insurance Group Holdings, Inc. The outlook for the above ratings has been revised to stable from positive. A.M. Best also affirmed the financial strength rating of "A" and issuer credit rating "a+" of The Premier Insurance Company of Massachusetts, and the financial strength rating of "A–" and issuer credit rating of "a–" of First Floridian Auto and Home Ins. Co. The outlook for these ratings is stable.

  •
  On May 23, 2014, A.M. Best assigned a financial strength rating of "A" and an issuer credit rating of "a" to The Dominion of Canada General Insurance Company, which the Company acquired in November 2013. The outlook assigned to all ratings is stable.

  •
  On June 13, 2014, S&P affirmed all ratings of the Company. The outlook for all ratings is stable.

  •
  On August 14, 2014, Moody's affirmed all ratings of the Company. The outlook for all ratings is stable.

  •
  On August 26, 2014, Fitch affirmed all ratings of the Company. The outlook for all ratings is stable.

  •
  On November 26, 2014, A.M. Best affirmed the financial strength rating of "A" and the issuer credit rating of "a+" for Travelers Insurance Company Limited. The outlook for both ratings is stable.

INVESTMENT OPERATIONS

        The majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds. The Company closely monitors the duration of its fixed maturity investments, and the Company's investment purchases and sales are executed with the objective of having adequate funds available to satisfy its insurance and debt obligations. Generally, the expected principal and interest payments produced by the Company's fixed maturity portfolio adequately fund the estimated runoff of the Company's insurance reserves. The Company's management of the duration of the fixed maturity investment portfolio, including its use of Treasury futures at times, has produced a duration that is less than the estimated duration of the Company's net insurance liabilities. The substantial amount by which the fair value of the fixed maturity portfolio exceeds the value of the net insurance liabilities, as well as the positive cash flow from newly sold policies and the large amount of high quality liquid bonds, contributes to the Company's ability to fund claim payments without having to sell illiquid assets or access credit facilities.

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

        State insurance regulation continues to evolve in response to the changing economic and business environment as well as efforts by regulators internationally to develop a consistent approach to regulations. While the U.S. federal government has not historically regulated the insurance business, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act established a Federal Insurance Office (the FIO) within the U.S. Department of the Treasury. While the FIO has limited regulatory authority, it has been active in the discussions to develop international regulatory standards for the insurance industry. In response to these international efforts, the state insurance regulators, through the National Association of Insurance Commissioners, are working with the Federal Reserve and FIO to consider and develop changes to the U.S. regulatory framework. These changes are evidenced by the recent incorporation of supervisory colleges into the U.S. regulatory framework. A supervisory college is a forum of the regulators having jurisdictional authority over a holding company's various insurance subsidiaries, including foreign insurance subsidiaries, convened to meet with the insurer's executive management, to evaluate the insurer from both a group-wide and legal-entity basis. Some of the items evaluated during the colleges include the insurer's business strategies, enterprise risk management and corporate governance. The state of Connecticut is the lead regulator for TRV and conducts the supervisory colleges for the Company.

        Insurance Regulation Concerning Dividends from Insurance Subsidiaries.    TRV's principal domestic insurance subsidiaries are domiciled in the state of Connecticut. The Connecticut insurance holding company laws require notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend from an insurance subsidiary that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurance subsidiary's statutory capital and surplus as of the preceding December 31, or the insurance subsidiary's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices.

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

        TRV's domestic insurance subsidiaries are also required to participate in various involuntary assigned risk pools, principally involving workers' compensation, automobile insurance, property windpools in states prone to property damage from hurricanes and FAIR plans, which provide various insurance coverages to individuals or other entities that otherwise are unable to purchase that coverage in the voluntary market.

        Assessments may include any charge mandated by statute or regulatory authority that is related directly or indirectly to underwriting activities. Examples of such mechanisms include, but are not limited to, the Florida Hurricane Catastrophe Fund, Florida Citizens Property Insurance Corporation, National Workers' Compensation Reinsurance Pool, various workers' compensation related funds (e.g., the New York Special Disability Fund), North Carolina Beach Plan, Louisiana Citizens Property Insurance Corporation, and the Texas Windstorm Insurance Association. Amounts payable or paid as a result of arrangements that are in substance reinsurance, including certain involuntary pools where insurers are required to assume premiums and losses from those pools, are accounted for as reinsurance (e.g., National Workers' Compensation Reinsurance Pool, North Carolina Beach Plan). Amounts related to assessments from arrangements that are not reinsurance are reported as a component of "General and Administrative Expenses," such as the New York Special Disability Fund. For additional information concerning assessments for guaranty funds and second-injury funds and other mandatory pooling and reinsurance agreements including state-funding mechanisms, see "Item 1A—Risk Factors."

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

        Based on preliminary 2014 IRIS ratios calculated by the Company for its lead domestic insurance subsidiaries, The Travelers Indemnity Company and St. Paul Fire and Marine Insurance Company had

results outside the normal range for one IRIS ratio due to the size of their investments in certain non-fixed maturity securities. Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries.

        In 2013, The Travelers Indemnity Company and St. Paul Fire and Marine Insurance Company had results outside the normal range for one IRIS ratio due to the size of their investments in certain non-fixed maturity securities. Travelers Casualty and Surety Company had results outside the normal range for one IRIS ratio due to the amount of dividends received from its subsidiaries.

        Management does not anticipate regulatory action as a result of the 2014 IRIS ratio results for the lead insurance subsidiaries or their insurance subsidiaries. In all instances in prior years, regulators have been satisfied upon follow-up that no regulatory action was required.

        Risk-Based Capital (RBC) Requirements.    The NAIC has an RBC requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. The Company's U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders' surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company's U.S. insurance subsidiaries had policyholders' surplus at December 31, 2014 significantly above the level at which any RBC regulatory action would occur.

        While there is currently no group regulatory capital requirement in the United States, a comparison of an insurer's policyholders' surplus on a combined basis to the legal entity NAIC RBC requirements on a combined basis can provide useful information regarding an insurance group's overall capital adequacy in the U.S. The amount of policyholders' surplus held by the Company's U.S. insurance subsidiaries at December 31, 2014 determined on a combined basis significantly exceeded the level at which the subsidiaries would be subject to RBC regulatory action (company action level) on a combined basis at that date.

        The formulas have not been designed to differentiate among adequately capitalized companies that operate with levels of capital above the RBC requirement. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank these companies.

        Investment Regulation.    Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments in federal, state and municipal obligations, corporate bonds, preferred and common equity securities, mortgage loans, real estate and certain other investments, subject to specified limits and certain other qualifications. At December 31, 2014, the Company was in compliance with these laws and regulations.

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

        Regulators in these jurisdictions require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies in force. Each of the Company's foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2014.

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

Regulatory Developments

        For a discussion of domestic and international regulatory developments, see "Item 1A—Risk Factors" including "Changes in federal regulation could impose significant burdens on us and otherwise adversely impact our results" and "New regulations outside of the United States, including in the European Union, could adversely impact our results of operations and limit our growth."

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

        In addition to the day-to-day ERM activities within the Company's operations, key internal risk management functions include, among others, the Management and Operating Committees (comprised of the Company's Chief Executive Officer and the other most senior members of management), the Enterprise and Business Risk Committees of management, the Credit Committee, the Chief Compliance Officer, the Corporate Actuarial group, the Corporate Audit group, the Accounting Policy group and the Enterprise Underwriting group. A senior executive serves as Chief Risk Officer and oversees the ERM process. The mission of this executive is to facilitate risk assessment and to collaborate in implementing effective risk management strategies throughout the Company. Another strategic ERM objective of this executive includes working across the Company to enhance effective and realistic risk modeling capabilities as part of the Company's overall effort to understand and manage its portfolio of risks to be within its risk appetite. Board oversight of ERM is provided by the Risk Committee of the board of directors, which reviews the strategies, processes and controls pertaining to the Company's insurance operations and oversees the implementation, execution and performance of the Company's ERM program.

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

Employees

        At December 31, 2014, the Company had approximately 30,200 employees. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements.

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

Intellectual Property

        The Company relies on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect its intellectual property. With respect to trademarks specifically, the Company has registrations in many countries, including the United States, for its material trademarks, including the "Travelers" name and the Company's iconic umbrella logo. The Company has the right to retain its material trademark rights in perpetuity, so long as it satisfies the use and registration requirements of all applicable countries. The Company regards its trademarks as highly valuable assets in marketing its products and services and vigorously seek to protect its trademarks against infringement. See "Item 1A—Risk Factors—Intellectual property is important to our business, and we may be unable to protect and enforce our own intellectual property or we may be subject to claims for infringing on the intellectual property of others."

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

        From time to time, the Company may use its website and/or social media outlets, such as Facebook and Twitter, as distribution channels of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company's website at http://investor.travelers.com, its Facebook page at http://www.facebook.com/travelers and its Twitter account (@Travelers) at http://www.twitter.com/Travelers. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the "Email Notifications" section at http://investor.travelers.com.

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
Capacity

The percentage of statutory capital and surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

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
Catastrophe reinsurance

A form of excess-of-loss reinsurance which, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses and related reinsurance reinstatement premiums resulting from a catastrophic event. The actual reinsurance document is called a "catastrophe cover." These reinsurance contracts are typically designed to cover property insurance losses but can be written to cover casualty insurance losses such as from workers' compensation policies.

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

The combined ratio is an indicator of the Company's underwriting discipline, efficiency in acquiring and servicing its business and overall underwriting profitability. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

Other companies' method of computing a similarly titled measure may not be comparable to the Company's method of computing this ratio.
Combined ratio excluding incremental impact of direct to consumer initiative

The combined ratio excluding incremental impact of direct to consumer initiative is the combined ratio adjusted to exclude the direct, variable impact of the Company's direct-to-consumer initiative in the Personal Insurance segment.

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
Deferred acquisition costs (DAC)

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

The loss and LAE ratio is an indicator of the Company's underwriting discipline and underwriting profitability.
Other companies' method of computing a similarly titled measure may not be comparable to the Company's method of computing this ratio.
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

Statutory capital and surplus

The excess of an insurance company's admitted assets over its liabilities, including loss reserves, as determined in accordance with statutory accounting practices (SAP). Admitted assets are assets of an insurer prescribed or permitted by a state to be recognized on the statutory balance sheet. Statutory capital and surplus is also referred to as "statutory surplus" or "policyholders' surplus."

Statutory net income	As determined under SAP, total revenues less total expenses and income taxes.

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

Umbrella coverage	A form of insurance protection against losses in excess of amounts covered by other liability insurance policies or amounts not covered by the usual liability policies.
Unassigned surplus	The undistributed and unappropriated amount of statutory capital and surplus.
Underlying combined ratio

The underlying combined ratio is the sum of the underlying loss and LAE ratio and the underlying underwriting expense ratio. The underlying combined ratio is an indicator of the Company's underwriting discipline and underwriting profitability for the current accident year.

Underlying loss and LAE ratio

The underlying loss and LAE ratio is the loss and LAE ratio, adjusted to exclude the impact of catastrophes and prior year reserve development. The underlying loss and LAE ratio is an indicator of the Company's underwriting discipline and underwriting profitability for the current accident year.

Underlying underwriting expense ratio	The underlying underwriting expense ratio is the underwriting expense ratio adjusted to exclude the impact of catastrophes.
Underlying underwriting margin	Net earned premiums and fee income less claims and claim adjustment expenses (excluding catastrophe losses and prior year reserve development) and insurance-related expenses.
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

The underwriting expense ratio is an indicator of the Company's efficiency in acquiring and servicing its business.
Other companies' method of computing a similarly titled measure may not be comparable to the Company's method of computing this ratio.
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

        Catastrophe losses could materially and adversely affect our results of operations, our financial position and/or liquidity, and could adversely impact our ratings, our ability to raise capital and the availability and cost of reinsurance.    Our property and casualty insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also be man-made, such as terrorist attacks and other intentionally destructive acts (including those involving nuclear, biological, chemical or radiological events), explosions and infrastructure failures. The geographic distribution of our business subjects us to catastrophe exposures in the United States and Canada, which include, but are not limited to: hurricanes from Maine through Texas; tornadoes throughout the Central, Mid-Atlantic and Southeastern regions of the United States; earthquakes in California, the New Madrid region and the Pacific Northwest region of North America; wildfires, particularly in western states and Canada; and terrorism in major cities in the United States. In addition to our operations in the United States and Canada, our international operations subject us to catastrophe exposures in the United Kingdom and the Republic of Ireland, as well as to a variety of world-wide catastrophe exposures through our Lloyd's operations, and in Brazil through our joint venture investment.

        The incidence and severity of catastrophes are inherently unpredictable, and it is possible that both the frequency and severity of natural and man-made catastrophic events could increase. Severe weather events over the last decade have underscored the unpredictability of future climate trends, and potentially changing climate conditions could add to the frequency and severity of natural disasters and create additional uncertainty as to future trends and exposures. For example, over the last decade, hurricane activity has impacted areas further inland than previously experienced by us, thus expanding our potential for losses from hurricanes. Additionally, both the frequency and severity of tornado and hail storms in the United States have been more volatile in recent years. Moreover, we could experience more than one highly severe catastrophic event in any given period.

        All of the catastrophe modeling tools that we use, or that we rely on from outside parties, to evaluate certain of our catastrophe exposures are based on assumptions and judgments that are subject to error and mis-estimation and may produce estimates that are materially different than actual results. In addition, compared to models for hurricanes, models for earthquakes are less reliable due to there being a more limited number of significant historical events to analyze, while models for tornadoes and hail storms are newer and may be even less reliable due to the highly random geographic nature and size of these events. As a result, models for earthquakes and tornado and hail storms may have even greater difficulty predicting risks and estimating losses. Further, changes in climate conditions could cause our underlying modeling data to be less predictive, thus limiting our ability to effectively evaluate and manage catastrophe risk. See "We may be adversely affected if our pricing and capital models provide materially different indications than actual results" below as well as "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Catastrophe Modeling" and "—Changing Climate Conditions."

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

        Exposure to catastrophe losses or actual losses resulting from a catastrophe could adversely affect our financial strength and claims-paying ratings and could impair our ability to raise capital on acceptable terms or at all. Also, as a result of our exposure to catastrophe losses or actual losses following a catastrophe, rating agencies may further increase capital requirements, which may require us to raise capital to maintain our ratings. A ratings downgrade could hurt our ability to compete effectively or attract new business. In addition, catastrophic events could cause us to exhaust our available reinsurance limits and could adversely impact the cost and availability of reinsurance. Such events can also impact the credit of our reinsurers. For a discussion of our catastrophe reinsurance coverage, see "Item 1—Business—Reinsurance—Catastrophe Reinsurance." Catastrophic events could also adversely impact the credit of the issuers of securities, such as states or municipalities, in whom we have invested.

        In addition, coverage in our reinsurance program for terrorism is limited. Although the Terrorism Risk Insurance Program provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and other limitations. The program expired at the end of 2014 but was reauthorized, with some adjustments to its provisions, in January 2015 for six years through December 31, 2020. Under current provisions of this program, once our losses exceed 20% of our commercial property and casualty insurance premium for the preceding calendar year, the federal government will reimburse us for 85% of our losses attributable to certain acts of terrorism which exceed this deductible up to a total industry program cap of $100 billion. Our estimated deductible under the program is $2.38 billion for 2015. Over the six-year life of the reauthorized program, the federal government reimbursement percentage will fall from 85% to 80%. In addition, because the interpretation of this law is untested, there is substantial uncertainty as to how it will be applied to specific circumstances. It is also possible that future legislation could change or eliminate the program, which could adversely affect our business by increasing our exposure to terrorism losses, or by lowering our business volume through efforts to avoid that exposure.

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

        During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected.    Worldwide financial markets have, from time to time, experienced significant disruption. For example, during the financial crisis that started approximately seven years ago, the United States and many other economies experienced a prolonged economic downturn, resulting in heightened credit risk, reduced valuation of certain investments and decreased economic activity. Financial markets may again experience significant and prolonged disruption, including as a result of unanticipated events. In recent years, the federal government, particularly the Federal Reserve, has taken extraordinary steps to stabilize financial markets, encourage economic growth and keep interest rates low. During this time, the United States has experienced a slow rate of economic growth. Even if economic growth continues in the United States, or other regions in which we do business, it may be at a slow or slower rate for an extended period of time. While inflation has recently been limited and that trend may continue, it is possible that the steps taken by the federal government to stabilize financial markets and improve economic conditions could lead to an inflationary environment. Further, such steps may be ineffective and, in the case of the Federal Reserve, actual or anticipated efforts to continue to unwind some of such steps could disrupt financial markets and/or could adversely impact the value of our investment portfolio or general economic conditions.

        Financial market disruption or economic downturns could be exacerbated by actual or potential economic and geopolitical instability in many regions of the world. This can impact our business even if we do not conduct business in the region subject to the instability. For example, due to globalization, instability in one region can spread to other regions where we do business. In Europe, uncertainty in recent years has included the increased potential for default by one or more European sovereign debt issuers, the potential partial or complete dissolution of the Eurozone and its common currency and the negative impact of such potential events on global financial institutions and capital markets generally. Actions or inactions of European governments may impact these actual or perceived risks. In the United States, future actions or inactions of the United States government can also impact economic conditions. For example, issues related to the U.S. Federal budget and taxes, implementation of the Affordable Care Act and the regulatory environment have added to the uncertainty regarding economic conditions generally.

        If economic conditions deteriorate, or if financial markets experience significant disruption, it could materially adversely affect our results of operations, financial position and/or liquidity. Several of the risk factors discussed below identify risks that result from, or are exacerbated by, an economic slowdown or financial disruption. These include risks discussed below related to our investment portfolio, reinsurance arrangements, other credit exposures, our estimates of claims and claim adjustment expense reserves, emerging claim and coverage issues, the competitive environment, regulatory developments and the impact of rating agency actions. You should also refer to "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations," particularly the "Outlook" section.

        Many of these risks could materialize, and our financial results could be negatively impacted, even after the end of an economic downturn or financial disruption. During or following an economic downturn, lower levels of economic activity could reduce (and historically have reduced) exposure changes at renewal. They also could adversely impact (and historically have adversely impacted) audit premium adjustments, policy endorsements and mid-term cancellations after policies are written, particularly in our business units within Business and International Insurance, which could adversely impact our written premiums. An inflationary environment (which may follow government efforts to stabilize the economy) may also, as we discuss below, adversely impact our loss costs and could adversely impact the valuation of our investment portfolio. Finally, as a result of financial market disruption, we may, as discussed below, face increased regulation.

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

        As discussed above, it is possible that steps taken by the federal government to stabilize the economy could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered "long tail," such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. In addition, a significant portion of claims costs, including those in "long tail" lines of business, consists of medical costs. Healthcare reform legislation and its implementation may significantly impact the availability, cost and allocation of payments for medical services, and it is possible that, as a result, inflationary pressures in medical costs may increase or claim frequency and/or severity may otherwise be adversely impacted. The estimation of claims and claim adjustment expense reserves may also be more difficult during times of adverse or uncertain economic conditions due to unexpected changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims or delays in the reporting of claims.

        We continually refine our claims and claim adjustment expense reserve estimates in a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory and economic environment evolves. Business judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses. Different experts may choose different assumptions when faced with material uncertainty, based on their individual backgrounds, professional experiences and areas of focus. Hence, such experts may at times produce estimates materially different from each other. This risk may be exacerbated in the context of an acquisition. Experts providing input to the various estimates and underlying assumptions include actuaries, underwriters, claim personnel and lawyers, as well as other members of management. Therefore, management may have to consider varying individual viewpoints as part of its estimation of claims and claim adjustment expense reserves.

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

        Our investment portfolio may suffer reduced returns or material realized or unrealized losses.    Investment returns are an important part of our overall profitability. Fixed maturity and short-term investments comprised approximately 93% of the carrying value of our investment portfolio as of December 31, 2014. Changes in interest rates caused by inflation or other factors (inclusive of credit spreads) affect the carrying value of our fixed maturity investments and returns on our fixed maturity and short-term investments. A decline in interest rates reduces the returns available on short-term investments and new fixed maturity investments (including those purchased to re-invest maturities from the existing portfolio), thereby negatively impacting our net investment income, while rising interest rates reduce the market value of existing fixed maturity investments, thereby negatively impacting our book value. During 2014, the net unrealized gain in our fixed income portfolio increased from $1.76 billion to $2.67 billion as interest rates decreased. It is possible that future increases in interest rates (inclusive of credit spreads) could result in a decline in that unrealized gain position or even result in an unrealized loss, thereby adversely impacting our book value. Interest rates in recent years have been and remain at very low levels relative to historical experience, and it is possible that rates may remain at low levels for a prolonged period. The value of our fixed maturity and short-term investments is also subject to the risk that certain investments may default or become impaired due to a deterioration in the financial condition of one or more issuers of the securities held in our portfolio, or due to a deterioration in the financial condition of an insurer that guarantees an issuer's payments of such investments. Such defaults and impairments could reduce our net investment income and result in realized investment losses. During an economic downturn, fixed maturity and short-term investments could be subject to a higher risk of default. Rapid changes in commodity prices, such as a significant decline in oil and gas prices, could also subject certain of our investments to a higher risk of default.

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

        Our investment portfolio includes: residential mortgage-backed securities; collateralized mortgage obligations; pass-through securities and asset-backed securities collateralized by sub-prime mortgages; commercial mortgage-backed securities; and wholly-owned real estate and real estate partnerships, all of which could be adversely impacted by declines in real estate valuations and/or financial market disruption.

        We also invest a portion of our assets in equity securities, private equity limited partnerships, hedge funds and real estate partnerships. From time to time, we may also invest in other types of non-fixed maturity investments, including investments with exposure to commodity price risk, such as in the energy sector. All of these asset classes are subject to greater volatility in their investment returns than fixed maturity investments. General economic conditions, changes in applicable tax laws and many other factors beyond our control can adversely affect the value of our non-fixed maturity investments and the realization of net investment income, and/or result in realized investment losses. As a result of these factors, we may realize reduced returns on these investments, incur losses on sales of these investments and be required to write down the value of these investments, which could reduce our net investment income and result in realized investment losses. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio, which can result in realized investment losses.

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

        Given that economic and market conditions have been and could be highly uncertain, we may, depending on circumstances in the future, make changes to the mix of investments in our investment portfolio. These changes may impact the duration, volatility and risk of our investment portfolio.

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

        With regard to asbestos claims, we have received and continue to receive a significant number of asbestos claims from policyholders (including others seeking coverage under a policy). Factors underlying these claim filings include continued intensive advertising by lawyers seeking asbestos claimants and the continued focus by plaintiffs on defendants who were not traditionally primary targets of asbestos litigation. The focus on these defendants is primarily the result of the number of traditional asbestos defendants who have sought bankruptcy protection in previous years. The bankruptcy of many traditional defendants has also caused increased settlement demands against those policyholders who are not in bankruptcy but remain in the tort system. Currently, in many jurisdictions, those who allege very serious injury and who can present credible medical evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket. This trend of prioritizing claims involving credible evidence of injuries, along with the focus on defendants who were not traditionally primary targets of asbestos litigation, has contributed to the claims and claim adjustment expense payments we experienced.

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

        Further, in addition to claims against policyholders, proceedings have been launched directly against insurers, including us, by individuals challenging insurers' conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries. It is possible that the filing of other direct actions against insurers, including us, could be made in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability.

        With regard to environmental claims, we have received and continue to receive claims from policyholders who allege that they are liable for injury or damage arising out of their alleged disposition of toxic substances. Mostly, these claims arise under various legislative as well as regulatory efforts aimed at environmental remediation. For instance, the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), enacted in 1980 and later modified, enables private parties as well as federal and state governments to take action with respect to releases and threatened releases of hazardous substances. This federal statute permits the recovery of response costs from some liable parties and may require liable parties to undertake their own remedial action. Liability under CERCLA and similar state laws may be imposed on certain parties even if they did not cause the release or threatened release of hazardous substances and may be joint and several with other responsible parties.

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

  •
  claims related to data and network security breaches, information system failures or cyber attacks;

  •
  the assertion of "public nuisance" or similar theories of liability, pursuant to which plaintiffs seek to recover monies spent to administer public health care programs, abate hazards to public health and safety and/or recover damages purportedly attributable to a "public nuisance";

  •
  claims related to liability or workers' compensation arising out of the spread of infectious disease or pandemic;

  •
  claims relating to molestation by an employee or a volunteer of an insured;

  •
  claims that link health issues to particular causes (for example, cumulative traumatic head injury from sports or other causes), resulting in liability or workers' compensation claims;

  •
  claims alleging that one or more of our underwriting criteria have a disparate impact on persons belonging to a protected class in violation of the law, including the Fair Housing Act;

  •
  claims arising out of techniques to expand access to oil and gas resources, such as hydraulic fracturing;

  •
  claims arising out of the use of personal cars, homes or other property in commercial transactions, such as ride or home sharing;

  •
  claims relating to unanticipated consequences of current or new technologies or business processes; and

  •
  claims relating to potentially changing climate conditions, including higher frequency and severity of weather-related events.

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

        The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability.    The property and casualty insurance industry is highly competitive, and we believe that it will remain highly competitive for the foreseeable future. We compete with both domestic and foreign insurers which may offer products at prices and on terms that are not consistent with our economic standards in an effort to maintain or increase their business. The competitive environment in which we operate could also be impacted by current general economic conditions, which could reduce the volume of business available to us as well as to our competitors. In recent years, pension and hedge funds and other entities with substantial available capital have increasingly sought to participate in the property and casualty insurance and reinsurance businesses. Well-capitalized new entrants to the property and casualty insurance and reinsurance industries, or existing competitors that receive substantial infusions of capital, may conduct business in ways that adversely impact our business volumes and profitability. Further, an expanded supply of reinsurance capital may lower costs for insurers that rely significantly on reinsurance and, as a consequence, those insurers may be able to price their products more competitively. In addition, the competitive environment could be impacted by changes in customer preferences, including customer demand for direct distribution channels, not only in personal lines (where we currently and may increasingly compete against direct writers), but also in commercial lines (where direct writers may become a more significant source of competition in the future, particularly in the small commercial market).

        In Personal Insurance, the use of comparative rating technologies has impacted, and may continue to impact, our business as well as the industry as a whole. A substantial amount of the Company's Personal Insurance new business is written after an agent compares quotes using comparative rating technologies, a cost-efficient means of obtaining quotes from multiple companies. Because the use of this technology, whether by agents or directly by customers, facilitates the process of generating multiple quotes, the technology has increased price comparison on new business and, increasingly, on renewal business. It also has resulted in an increase in the level of quote activity and a lower percentage of quotes that result in new business from customers, and these trends may continue or accelerate. If we are not able to operate with a competitive cost structure or accurately estimate and price for claims and claim adjustment expenses, our underwriting margins could be adversely affected over time. Additionally, similar technology is starting to be used to access comparative rates for small commercial business and that trend may continue or accelerate. Agents, brokers, significant technology companies or other third parties may also create alternate distribution channels for personal or commercial business, such as insurance exchanges, that may adversely impact product differentiation and pricing.

        Other technological changes may present competitive risks. For example, innovations, such as telematics and other usage-based methods of determining premiums, can impact product design and pricing and may become an increasingly important competitive factor. Other potential technological changes, such as driverless cars or technologies that facilitate ride or home sharing, could disrupt the demand for our products from current customers, create coverage issues or impact the frequency or severity of losses, and we may not be able to respond effectively. In addition, our competitive position could be impacted by our ability to deploy, in a cost effective manner, technology that collects and analyzes a wide variety of data points (so-called "big data" analysis) to make underwriting or other decisions. See also "Our business success and profitability depend, in part, on effective information technology systems and on continuing to develop and implement improvements in technology" below.

        In recent years, we have undertaken various actions to improve our underwriting margins on many of our insurance products, and competitive dynamics may impact the success of these efforts. These efforts include seeking improved rates, as well as improved terms and conditions, and also include other initiatives, such as reducing operating expenses and acquisition costs. These efforts may not continue to be successful and/or may result in lower retention and new business levels and therefore lower business volumes. In addition, if our underwriting is not effective, further efforts to increase rates could also lead to "adverse selection", whereby accounts retained have higher losses, and are less profitable, than accounts lost. For more detail, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Outlook."

        In particular, in our Agency Automobile line of business, we have undertaken various actions to improve our underwriting margins, which have been, and may continue to be, negatively impacted by various factors. See "Item 1—Business—Personal Insurance—Competition" above for a description of some of these actions, including the offer of a new, more competitively-priced product. These factors include (i) changes in customer preferences and demand for direct distribution channels, (ii) utilization of comparative rating technologies by agents and/or technology companies and (iii) other technological changes, as described above. If our strategies to increase profitability in the Agency Automobile line of business are not effective, we may need to explore other actions or initiatives to improve our competitive position and profitability in this line of business.

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

        Included in reinsurance recoverables are amounts related to certain structured settlements. Structured settlements are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where we did not receive a release from the claimant, the structured settlement is included in reinsurance recoverables and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as we retain the contingent liability to the claimant. If it is expected that the life insurance company is not able to pay, we would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, we would be required to make such payments.

        Many life insurance companies were negatively impacted by the financial markets disruption and the economic downturn beginning in 2008. A number of these companies, including certain of those with which we conduct business or to which we otherwise have credit exposure, were downgraded by various rating agencies during this time period. For a discussion of our top reinsurance groups by reinsurance recoverable and the top five groups by amount of structured settlements provided, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables."

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

        We are exposed to credit risk in certain of our business and investment operations including reinsurance or structured settlements.    In addition to exposure to credit risk related to our investment portfolio and reinsurance recoverables (discussed above), we are exposed to credit risk in several other areas of our business operations, including credit risk relating to policyholders, independent agents and brokers.

        We are exposed to credit risk in our surety insurance operations, where we guarantee to a third party that our customer will satisfy certain performance obligations (e.g., a construction contract) or certain financial obligations, including exposure to large customers who may have obligations to multiple third parties. If our customer defaults, we may suffer losses and not be reimbursed by that customer. In addition, it is customary practice in the surety business for multiple insurers to participate as co-sureties on large surety bonds. Under these arrangements, the co-surety obligations are typically joint and several, in which case we are also exposed to credit risk with respect to our co-sureties.

        In addition, a portion of our business is written with large deductible insurance policies. Under casualty insurance contracts with deductible features, we are obligated to pay the claimant the full amount of the claim. We are subsequently reimbursed by the contractholder for the deductible amount, and, as a result, we are exposed to credit risk to the policyholder. Moreover, certain policyholders purchase retrospectively rated workers' compensation policies (i.e., policies in which premiums are adjusted after the policy period based on the actual loss experience of the policyholder during the policy period). Retrospectively rated policies expose us to additional credit risk to the extent that the adjusted premium is greater than the original premium.

        Our efforts to mitigate the credit risk that we have to our insureds may not be successful. To reduce such credit risk, we require certain insureds to post collateral for some or all of these obligations, often in the form of pledged securities such as money market funds or letters of credit provided by banks, surety bonds or cash. In cases where we receive pledged securities and the insureds are unable to honor their obligations, we may be exposed to credit risk on the securities pledged and/or the risk that our access to that collateral may be stayed during an insured's bankruptcy. In cases where we receive letters of credit from banks and the insureds are unable to honor their obligations, we are exposed to the credit risk of the banks that issued the letters of credit.

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

        These regulatory systems also address authorization for lines of business, statutory capital and surplus requirements, limitations on the types and amounts of certain investments, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurer's business.

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

        Included in these changes is an amendment to insurance holding company regulations that require insurers who are part of a holding company system to file an enterprise risk report to provide the lead insurance regulator with a summary of the company's enterprise risk management (ERM) framework including the material risks within the insurance holding company system that could pose risk to the insurance entities within the holding company system. Beginning in 2015, insurers having premium volume above certain thresholds, including the Company, will also be required to perform at least annually a self-assessment of their current and future risks, including their likely future solvency position (known as an own risk and solvency assessment or ORSA) and file a confidential report with the insurer's lead insurance regulator. The ORSA concept has two primary goals, which are to foster an effective level of ERM at all insurers within the holding company system, and to provide a group wide perspective on risk and capital as a supplement to the legal entity view. ORSA is now included in the International Association of Insurance Supervisors (IAIS) standards and is in various stages of implementation in the United States, Europe, Canada, and other jurisdictions. It is possible that, as a result of ORSA or other reasons, our states of domicile or other regulatory bodies will require changes in our ERM process or take other regulatory actions that could limit our ability to write additional business or reduce our capital management flexibility. See "Enterprise Risk Management" herein for further discussion of the Company's ERM.

        The NAIC and state insurance regulators, as well as the Federal Reserve and Federal Insurance Office, are currently working with the IAIS to develop a global common framework (ComFrame) for the supervision of internationally active insurance groups (IAIGs). If adopted, ComFrame would require the designation of a group-wide supervisor (regulator) for each IAIG and would impose a group capital requirement that would be applied to an IAIG in addition to the current legal entity capital requirements imposed by state insurance regulators. In response to ComFrame, the NAIC is developing a model law that would allow state insurance regulators in the U.S. to be designated as group-wide supervisors for U.S. based IAIGs. Additionally, the NAIC is developing a group capital standard that would be applied to U.S. based insurance groups. These regulatory developments could increase the amount of capital that the Company is required to have and could result in the Company being subject to increased regulatory requirements.

        In a time of financial uncertainty or a prolonged economic downturn or otherwise, regulators may choose to adopt more restrictive insurance laws and regulations. For example, insurance regulators may choose to restrict the ability of insurance subsidiaries to make payments to their parent companies or reject rate increases due to the economic environment. The state insurance regulators may also increase the statutory capital and surplus requirements for our insurance subsidiaries. In addition, state tax laws that specifically impact the insurance industry, such as premium taxes or other taxes, may be enacted or changed by states to raise revenues.

        State laws or regulations that are adopted or amended may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs of compliance and thus could materially and adversely affect our results of operations and limit our growth.

        Changes in federal regulation could impose significant burdens on us and otherwise adversely impact our results.    While the U.S. federal government has not historically regulated the insurance business, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) established a Federal Insurance Office (the FIO) within the U.S. Department of the Treasury. The FIO has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers. In December 2013, the FIO released a report recommending ways to modernize and improve the system of insurance regulation in the United States. While the report did not recommend full federal regulation of insurance, it did suggest an expanded federal role in some circumstances. In addition, the report suggested that Congress should consider direct federal involvement to fill regulatory gaps identified in the report, should those gaps persist, for example, by considering either establishing a federal coordinating body or a direct regulator of select aspects of the industry, such as large complex institutions or institutions that seek a federal charter, if a law is passed to allow a federal charter. It is not clear as to the extent, if any, the report will lead to regulatory changes or how any such changes would impact the Company.

        The Dodd-Frank Act also gives the Federal Reserve supervisory authority over a number of nonbank financial services holding companies, including insurance companies, if they are designated by a two-thirds vote of a Financial Stability Oversight Council (the FSOC) as "systemically important financial institutions" (SIFI). The FSOC, chaired by the Secretary of the Treasury, is a group of federal financial regulators, a state insurance regulator and an independent insurance expert. The FSOC considers companies for designation as a SIFI annually and finalized its first set of SIFI designations in 2013. The Company, based upon the FSOC's rules and interpretive guidance, has not been designated as a SIFI. Nonetheless, it is possible that the Council may change its rules or interpretations in the future and conclude that we are a SIFI. If we were designated as a SIFI, the Federal Reserve's supervisory authority could include the ability to impose heightened financial regulation and could impact requirements regarding our capital, liquidity and leverage as well as our business and investment conduct. As a result of the foregoing, the Dodd-Frank Act, or other additional federal regulation that is adopted in the future, could impose significant burdens on us, including impacting the ways in which we conduct our business, increasing compliance costs and duplicating state regulation, and could result in a competitive disadvantage, particularly relative to other insurers that may not be subject to the same level of regulation. Changes in the U.S. regulatory framework could impact the overall competitive environment by imposing additional burdens on us and allowing other competitors not subject to these same burdens to enter or expand their insurance businesses.

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

        The inability of our insurance subsidiaries to pay dividends to our holding company in sufficient amounts would harm our ability to meet our obligations, pay future shareholder dividends or make future share repurchases.    Our holding company relies on dividends from our U.S. insurance subsidiaries to meet our obligations for payment of interest and principal on outstanding debt, to pay dividends to shareholders, to make contributions to our qualified domestic pension plan, to pay other corporate expenses and to make share repurchases. The ability of our insurance subsidiaries to pay dividends to our holding company in the future will depend on their statutory capital and surplus, earnings and regulatory restrictions.

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

        Disruptions to our relationships with our independent agents and brokers could adversely affect us.    We market our insurance products primarily through independent agents and brokers. An important part of our business is written through less than a dozen such intermediaries. Further, there has been a trend of increased consolidation by agents and brokers, which could impact our relationships with, and fees paid to, some agents and brokers, and/or otherwise negatively impact the pricing or distribution of our products. Agents and brokers may increasingly compete with us to the extent that markets increasingly provide them with direct access to providers of capital seeking exposure to insurance risk. See also "The intense competition that we face could harm our ability to maintain or increase our business volumes and our profitability." In all of the foregoing situations, loss of all or a substantial portion of the business provided through such agents and brokers could materially and adversely affect our future business volume and results of operations.

        We may also seek to develop new products or distribution channels, including our establishment of a direct-to-consumer platform in the Personal Insurance segment and our new Quantum 2.0 auto product. In addition, agents and brokers may create alternate distribution channels for commercial business, such as insurance exchanges, that may adversely impact product differentiation and pricing. Access to greater levels of data and increased utilization of technology by agents and brokers may also impact our relationship with them and our competitive position. Our efforts or their efforts with respect to new products or alternate distribution channels, as well as changes in the way agents and brokers utilize data and technology, could adversely impact our business relationship with independent agents and brokers who currently market our products, resulting in a lower volume of business generated from these sources.

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

        Our efforts to develop new products or expand in targeted markets may not be successful and may create enhanced risks.    A number of our recent and planned business initiatives involve developing new products or expanding existing products in targeted markets. This includes the following efforts, from time to time, to protect or grow market share:

  •
  We may develop products that insure risks we have not previously insured, contain new coverage or coverage terms or contain different commission terms. For example, in response to the competitive environment in personal auto insurance, we have rolled out a new product called Quantum Auto 2.0 that is intended to be more competitively-priced. See "Item 1—Business—Personal Insurance—Competition."

  •
  We may refine our underwriting processes. For example, in certain of our businesses in recent years, we have substantially increased the volume of business that flows through our automated underwriting and pricing systems.

  •
  We may seek to expand distribution channels, such as our establishment of a direct-to-consumer platform in Personal Insurance.

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

  •
  In connection with the conversion of existing policyholders to a new product, some policyholders' pricing may increase, while the pricing for other policyholders may decrease, the net impact of which could negatively impact retention and profit margins.

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

        If we experience difficulties with technology, data and network security and/or outsourcing relationships, our ability to conduct our business could be negatively impacted.    While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present significant risks. Our business is highly dependent upon our employees' ability to perform, in an efficient and uninterrupted fashion, necessary business functions. A shut-down of, or inability to access, one or more of our facilities (including our primary data processing facility); a power outage; or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis, particularly if such an interruption lasts for an extended period of time. In the event of a computer virus or disaster such as a natural catastrophe, terrorist attack or industrial accident, our systems could be inaccessible for an extended period of time. In addition, because our information technology and telecommunications systems increasingly interface with and depend on third-party systems, we could experience service denials or failures of controls if demand for our service exceeds capacity or a third-party system fails or experiences an interruption. Business interruptions and failures of controls could also result if our internal systems do not interface with each other as intended, including as it relates to recently acquired businesses. Business continuity can also be disrupted by an event, such as a pandemic, that renders large numbers of a workforce unable to work as needed, particularly at critical locations; for example, our largest location employs about 20% of our employees. If our business continuity plans did not sufficiently address a business interruption, system failure or service denial, this could result in a deterioration of our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or perform other necessary business functions.

        Our operations rely on the reliable and secure processing, storage and transmission of confidential and other information in our computer systems and networks. Computer viruses, hackers and employee or vendor misconduct, and other external hazards, could expose our data systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary information by e-mail and other electronic means. While we attempt to develop secure transmission capabilities with third-party vendors and others with whom we do business, we may be unable to put in place secure capabilities with all of such vendors and third parties and, in addition, these third parties may not have appropriate controls in place to protect the confidentiality of the information.

        Like other global companies, our computer systems are regularly subject to and will continue to be the target of computer viruses, malware or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material breach of cyber-security. However, over time, and particularly recently, the sophistication of these threats continues to increase. Our administrative and technical controls as well as other preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient to detect or prevent unauthorized access, other physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyber-attacks.

        We have increasingly outsourced certain technology and business process functions to third parties and may continue to do so in the future. If we do not effectively develop, implement and monitor our outsourcing relationships, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize expected productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business. Our outsourcing of certain technology and business process functions to third parties may expose us to increased risk related to data security or service disruptions, which could result in monetary and reputational damages. For example, while it did not materially and adversely impact our operations or results, we terminated a contract with one of our outsourcing vendors in the fourth quarter of 2013 because they breached that contract by providing proprietary Company information to one of our competitors. In addition to risks caused by third party providers, our ability to receive services from third party providers outside of the United States might be impacted by cultural differences, political instability, unanticipated regulatory requirements or public policy inside or outside of the United States.

        The increased risks identified above could expose us to data loss, disruption of service, monetary and reputational damages and significant increases in compliance costs and costs to improve the security and resiliency of our computer systems. The compromise of personal, confidential or proprietary information could also subject us to legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations enacted by the U.S. federal and state governments, the European Union or other jurisdictions or by various regulatory organizations or exchanges. As a result, our ability to conduct our business and our results of operations might be materially and adversely affected.

        We are subject to a number of risks associated with our business outside the United States.    We conduct business outside the United States primarily in Canada, the United Kingdom and the Republic of Ireland. In addition, we have a joint venture in Brazil and may also explore opportunities in other countries, including Latin American countries and other emerging markets such as India.

        In conducting business outside of the United States, we are subject to a number of significant risks, particularly in emerging economies. These risks include restrictions such as price controls, capital controls, currency exchange limits, ownership limits and other restrictive or anti-competitive governmental actions, which could have an adverse effect on our business and our reputation. Following the completion of our acquisition of Dominion, a larger portion of our premiums from outside of the United States are now comprised of premiums generated in Canada, a substantial portion of which consists of automobile premiums from the province of Ontario, which is a highly regulated market. Our business activities outside the United States may also subject us to currency risk and, in some markets, it may be difficult to effectively hedge that risk, or we may choose not to hedge that risk. In addition, in some markets, we may invest as part of a joint venture with a local counterparty. Because our governance rights may be limited, we may not have control over the ability of the joint venture to make certain decisions and/or mitigate risks it faces, and significant disagreements with a joint venture counterparty may adversely impact our investment.

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

        New regulations outside of the United States, including in the European Union, could adversely impact our results of operations and limit our growth.    Insurance laws or regulations that are adopted or amended in jurisdictions outside the U.S. may be more restrictive than current laws or regulations and may result in lower revenues and/or higher costs of compliance and thus could materially and adversely affect our results of operations and limit our growth.

        In particular, the European Union's executive body, the European Commission, is implementing new capital adequacy and risk management regulations called Solvency II that would apply to the Company's businesses across the European Union. The implementation date of Solvency II has been delayed until January 1, 2016, although some aspects, including governance guidelines, own risk assessments and regulatory reporting, are being phased in before the full implementation date. Under Solvency II, it is possible that the U.S. parent of a European Union subsidiary could be subject to certain Solvency II requirements if the regulator determines that the subsidiary's capital position is dependent on the parent company and the U.S. company is not already subject to regulations deemed "equivalent" to Solvency II. In addition, regulators in countries where the Company has operations are working with the International Association of Insurance Supervisors (IAIS) (and with the NAIC, the Federal Reserve and FIO in the U.S.) to consider changes to insurance company supervision, including group supervision and group capital requirements.

        In July 2013, the IAIS published a methodology for identifying "global systemically important insurers" (G-SIIs) and high level policy measures that will apply to the G-SIIs. The methodology and measures were endorsed by the Financial Stability Board (FSB) created by the G-20. Using the IAIS methodology, the FSB, working with national authorities and the IAIS, identified nine insurers that they designated as G-SIIs. The IAIS is working on the policy measures which include higher capital requirements and enhanced supervision. The Company has not been designated as a G-SII by the FSB; however, the FSB updates the list annually, and it is possible that the methodologies could be amended or interpreted differently in the future and the Company could be named as a G-SII.

        The IAIS also is in the process of developing the Common Framework for the Supervision of Internationally Active Insurance Groups (Comframe). The IAIS released a Consultation Draft in October 2013, which may lead to similar policy measures as those being developed for G-SIIs, including group supervision and an Insurance Capital Standard (i.e., global group capital requirement). The IAIS revised the Comframe guidance based on comments received and is currently in the process of field testing many of the requirements. The Company would be considered an Internationally Active Insurance Group under the current Consultation Draft. It is possible that Comframe, if adopted, could lead to enhanced supervision and higher capital standards on a global basis if the IAIS, the NAIC and the individual states adopt the proposed or similar provisions.

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

        Our businesses may be adversely affected if we are unable to hire and retain qualified employees.    There is significant competition from within the property and casualty insurance industry and from businesses outside the industry for qualified employees, especially those in key positions and those possessing highly specialized underwriting knowledge. Our performance is largely dependent on the talents, efforts and proper conduct of highly-skilled individuals, including our senior executives (many of whom have decades of experience in the insurance industry), and the Board of Directors regularly engages in succession discussions. Each of our Chief Executive Officer, President, Chief Financial Officer and Chief Investment Officer is highly experienced and over 61 years of age, and our Chief Executive Officer announced in 2014 that he had been diagnosed with a neuromuscular condition. See "Item 10—Directors, Executive Officers and Corporate Governance" for more information relating to our executive officers, including our senior leaders. For many of our senior positions, we compete for talent not just with insurance or financial service companies, but with other large companies and other businesses. Our continued ability to compete effectively in our businesses and to expand into new business areas depends on our ability to attract new employees and to retain and motivate our existing employees. If we are not able to successfully attract, retain and motivate our employees, our business, financial results and reputation could be materially and adversely affected.

        Intellectual property is important to our business, and we may be unable to protect and enforce our own intellectual property or we may be subject to claims for infringing the intellectual property of others.    Our success depends in part upon our ability to protect our proprietary trademarks, technology and other intellectual property. See "Item 1—Other Information—Intellectual Property." We may not, however, be able to protect our intellectual property from unauthorized use and disclosure by others. Further, the intellectual property laws may not prevent our competitors from independently developing trademarks, products and services that are similar to ours. Moreover, the agreements we execute to protect our intellectual property rights may be breached, and we may not have adequate remedies in response. Our attempts to patent or register our intellectual property rights in the U.S. and worldwide may not succeed initially or may later be challenged by third parties. Further, the laws of certain countries outside the United States may not adequately protect our intellectual property rights. We may incur significant costs in our efforts to protect and enforce our intellectual property, including the initiation of expensive and protracted litigation, and we may not prevail. Any inability to enforce our intellectual property rights could have a material adverse effect on our business and our ability to compete.

        We may be subject to claims by third parties from time to time that our products, services and technologies infringe on their intellectual property rights. In recent years, certain entities have acquired patents in order to allege claims of infringement against companies, including in some cases, us. Any intellectual property infringement claims brought against us could cause us to spend significant time and money to defend ourselves, regardless of the merits of the claims. If we are found to infringe any third-party intellectual property rights, it could result in reputational harm, payment of significant monetary damages, payment of license fees (if licenses are even available to us, on reasonable terms or otherwise) and/or substantial time and expense to redesign our products, services or technologies to avoid the infringement. In addition, we use third-party software in some of our products, services and technologies. If any of our software vendors or licensors are faced with infringement claims, we may lose our ability to use such software until the dispute is resolved. If we cannot successfully redesign an infringing product, service or technology (or procure a substitute version), this could have a material adverse effect on our business and our ability to compete.

        Changes to existing accounting standards may adversely impact our reported results.    As a U.S.-based SEC registrant, we are currently required to prepare our financial statements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP), as promulgated by the Financial Accounting Standards Board (FASB), subject to the accounting-related rules and interpretations of the Securities and Exchange Commission (SEC). During the last several years, the SEC has been evaluating whether, when and how International Financial Reporting Standards (IFRS) should be incorporated into the U.S. financial reporting system, including for companies such as us. In December 2014, the SEC indicated that it plans to explore allowing IFRS financial statements or financial information as supplemental information in SEC filings.

        The FASB and the International Accounting Standards Board (IASB) have been working on a long-term project to converge U.S. GAAP and IFRS, which included a project on insurance accounting. While the FASB decided during 2014 to retain current U.S. GAAP for property and casualty insurance contracts, the IASB is continuing its development of a new model that is significantly different than current U.S. GAAP.

        We are not able to predict whether we will choose to, or be required to, adopt IFRS or how the adoption of IFRS (or the convergence of U.S. GAAP and IFRS, including the project on the accounting for insurance contracts) may impact our financial statements in the future. Changes in accounting standards, particularly those that specifically apply to insurance company operations, may impact the content and presentation of our reported financial results and could cause increased volatility in reported earnings, resulting in other adverse impacts on the Company's ratings and cost of capital, and decrease the understandability of our financial results as well as the comparability of our reported results with other insurers.

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

        Our investment portfolio has benefited from tax exemptions and certain other tax laws, including, but not limited to, those governing dividends-received deductions and tax credits (such as foreign tax credits). Federal and/or state tax legislation could be enacted in connection with deficit reduction or various types of fundamental tax reform that would lessen or eliminate some or all of the tax advantages currently benefiting us and therefore could materially and adversely impact our results of operations. In addition, such legislation could adversely affect the value of our investment portfolio, particularly changes to the taxation of interest from municipal bonds (which comprise 46% of our investment portfolio as of December 31, 2014) could materially and adversely impact the value of those bonds.

        Other tax law changes could adversely impact us. The size of the federal deficit, as well as the budget constraints faced by many states and localities, increases the likelihood that Congress and state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations.

Item 1B.    UNRESOLVED STAFF COMMENTS

        NONE.

Item 2.    PROPERTIES

        The Company leases its principal executive offices in New York, New York, as well as 207 field and claim offices totaling approximately 4.7 million square feet throughout the United States under leases or subleases with third parties. The Company also leases offices in Canada, the United Kingdom, India, China and the Republic of Ireland that house operations (primarily for the Business and International Insurance segment) in those locations. The Company owns six buildings in Hartford, Connecticut, consisting of approximately 1.8 million square feet of office space. The Company also owns two office buildings in St. Paul, Minnesota, which are adjacent to one another and consist of approximately 1.1 million square feet of office space. The Company also owns buildings located in Norcross, Georgia, and Omaha, Nebraska. The Company owns a building in London, England, which houses a portion of its Business and International Insurance segment's operations in the United Kingdom.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's common stock is traded on the New York Stock Exchange under the symbol "TRV." The number of holders of record, including individual owners, of the Company's common stock was 50,680 as of February 6, 2015. This is not the actual number of beneficial owners of the Company's common stock, as shares are held in "street name" by brokers and others on behalf of individual owners. The following table sets forth the high and low closing sales prices of the Company's common stock for each quarter during the last two fiscal years and the amount of cash dividends declared per share.

	High	Low	Cash Dividend Declared
2014
First Quarter	$89.33	$80.26	$0.50
Second Quarter	95.60	84.39	0.55
Third Quarter	95.95	89.12	0.55
Fourth Quarter	106.95	91.81	0.55
2013
First Quarter	$84.19	$72.86	$0.46
Second Quarter	87.90	77.85	0.50
Third Quarter	86.90	79.42	0.50
Fourth Quarter	90.99	82.35	0.50

        The Company paid cash dividends per share of $2.15 in 2014 and $1.96 in 2013. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of dividend restrictions. For information on dividends, as well as restrictions on the ability of certain of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends or otherwise, see "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, and subject to any other restrictions that may be applicable to the Company.

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

(2)
Assumes $100 invested in common shares of The Travelers Companies, Inc. on December 31, 2009.

(3)
Companies in the S&P 500 Property-Casualty Insurance Index as of December 31, 2014 were the following: The Travelers Companies, Inc., The Chubb Corporation, Cincinnati Financial Corporation, The Progressive Corporation, The Allstate Corporation, XL Group plc, and ACE Limited.

Returns of each of the companies included in this index have been weighted according to their respective market capitalizations.

 ISSUER PURCHASES OF EQUITY SECURITIES

        The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
Oct. 1, 2014	Oct. 31, 2014	1,745,016	$99.03	1,739,766	$2,312
Nov. 1, 2014	Nov. 30, 2014	4,247,784	102.69	4,246,164	1,876
Dec. 1, 2014	Dec. 31, 2014	3,741,061	104.72	3,740,185	1,484

Total		9,733,861	102.81	9,726,115	1,484

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

        The Company acquired 7,746 shares for a total cost of approximately $0.7 million during the three months ended December 31, 2014 that were not part of the publicly announced share repurchase authorization. These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

        Information relating to compensation plans under which the Company's equity securities are authorized for issuance is set forth in Part III—Item 12 of this Report.

Item 6.    SELECTED FINANCIAL DATA

	At and for the year ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share amounts)
Total revenues	$27,162	$26,191	$25,740	$25,446	$25,112

Net income	$3,692	$3,673	$2,473	$1,426	$3,216

Total investments	$73,261	$73,160	$73,838	$72,701	$72,722
Total assets	103,078	103,812	104,938	104,575	105,631
Claims and claim adjustment expense reserves	49,850	50,895	50,922	51,392	51,581
Total long-term debt	5,849	6,246	5,750	6,255	6,502
Total liabilities	78,242	79,016	79,533	80,098	80,156
Total shareholders' equity	24,836	24,796	25,405	24,477	25,475
Net income per share:
Basic	$10.82	$9.84	$6.35	$3.40	$6.69

Diluted	$10.70	$9.74	$6.30	$3.36	$6.62

Year-end common shares outstanding	322.2	353.5	377.4	392.8	434.6

Per common share amounts:
Cash dividends	$2.15	$1.96	$1.79	$1.59	$1.41

Book value	$77.08	$70.15	$67.31	$62.32	$58.47

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion and analysis of the Company's financial condition and results of operations.

        On November 1, 2013, the Company acquired all of the issued and outstanding shares of Dominion for an aggregate purchase price of approximately $1.035 billion. The results of operations of the acquired business are reported in the Company's Business and International Insurance segment from the closing date.

FINANCIAL HIGHLIGHTS

2014 Consolidated Results of Operations

  •
  Net income of $3.69 billion, or $10.82 per share basic and $10.70 per share diluted

  •
  Net earned premiums of $23.71 billion

  •
  Catastrophe losses of $709 million ($462 million after-tax)

  •
  Net favorable prior year reserve development of $941 million ($616 million after-tax)

  •
  Combined ratio of 89.0%

  •
  Net investment income of $2.79 billion ($2.22 billion after-tax)

  •
  Operating cash flows of $3.69 billion

2014 Consolidated Financial Condition

  •
  Total investments of $73.26 billion; fixed maturities and short-term securities comprise 93% of total investments

  •
  Total assets of $103.08 billion

  •
  Total debt of $6.35 billion, resulting in a debt-to-total capital ratio of 20.4% (21.7% excluding net unrealized investment gains, net of tax)

  •
  Repurchased 35.1 million common shares for a total cost of $3.28 billion under the publicly-announced share repurchase authorization

  •
  Shareholders' equity of $24.84 billion

  •
  Net unrealized investment gains of $3.01 billion ($1.97 billion after-tax)

  •
  Book value per common share of $77.08

  •
  Holding company liquidity of $1.59 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

(for the year ended December 31, in millions except per share amounts)	2014	2013	2012
Revenues
Premiums	$23,713	$22,637	$22,357
Net investment income	2,787	2,716	2,889
Fee income	438	395	323
Net realized investment gains	79	166	51
Other revenues	145	277	120

Total revenues	27,162	26,191	25,740

Claims and expenses
Claims and claim adjustment expenses	13,870	13,307	14,676
Amortization of deferred acquisition costs	3,882	3,821	3,910
General and administrative expenses	3,952	3,757	3,610
Interest expense	369	361	378

Total claims and expenses	22,073	21,246	22,574

Income before income taxes	5,089	4,945	3,166
Income tax expense	1,397	1,272	693

Net income	$3,692	$3,673	$2,473

Net income per share
Basic	$10.82	$9.84	$6.35

Diluted	$10.70	$9.74	$6.30

Combined ratio
Loss and loss adjustment expense ratio	57.6%	57.9%	64.9%
Underwriting expense ratio	31.4	31.9	32.2

Combined ratio	89.0%	89.8%	97.1%

Incremental impact of direct to consumer initiative on combined ratio	0.6%	0.5%	0.8%

        The following discussions of the Company's net income and segment operating income are presented on an after-tax basis. Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted. Discussions of earnings per common share are presented on a diluted basis.

Overview

        Diluted net income per share of $10.70 in 2014 increased by 10% over diluted net income per share of $9.74 in 2013. Net income of $3.69 billion in 2014 increased slightly over net income of $3.67 billion in 2013. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods. The slight increase in net income was primarily driven by the pretax impacts of (i) higher underwriting margins excluding catastrophe losses and prior year reserve development ("underlying underwriting margins"), (ii) higher net favorable prior year reserve development and (iii) higher net investment income, partially offset by (iv) higher catastrophe losses, (v) a decline in other revenues due to a gain from the settlement of a legal matter in 2013 and (vi) lower net realized investment gains. Catastrophe losses in 2014 and 2013 were $709 million and $591 million, respectively. Net favorable prior year reserve development in 2014 and 2013 was

$941 million and $840 million, respectively. The improvement in underlying underwriting margins primarily resulted from the impacts of (i) earned pricing that exceeded loss cost trends in each of the Company's business segments, (ii) lower reinsurance costs and (iii) a 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers' compensation premiums, partially offset by (iv) an increase in non-catastrophe weather-related losses and (v) a higher level of what the Company defines as large losses. Partially offsetting this net pretax increase in income was an increase in income tax expense. The higher effective tax rate in 2014 than in 2013 resulted from the impact of a $63 million reduction in income tax expense in 2013 due to the resolution of prior year tax matters, as well as interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income in 2014 than in 2013.

        Diluted net income per share of $9.74 in 2013 increased by 55% over diluted net income per share of $6.30 in 2012. Net income of $3.67 billion in 2013 increased by 49% over net income of $2.47 billion in 2012. The higher rate of increase in diluted net income per share reflected the impact of share repurchases in 2013 and 2012. The increase in net income primarily reflected the pretax impacts of (i) lower catastrophe losses, (ii) higher underlying underwriting margins, (iii) an increase in net realized investment gains and (iv) an increase in other revenues due to a gain from the settlement of a legal proceeding, partially offset by (v) lower net investment income and (vi) lower net favorable prior year reserve development. Catastrophe losses in 2013 and 2012 were $591 million and $1.86 billion, respectively. Net favorable prior year reserve development in 2013 and 2012 was $840 million and $940 million, respectively. The improvement in underlying underwriting margins primarily resulted from the impact of earned pricing that exceeded loss cost trends in each of the Company's business segments. Partially offsetting this net pretax increase in income was an increase in income tax expense. The higher effective tax rate in 2013 than in 2012 resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income in 2013 than in 2012, partially offset by the resolution of prior year tax matters discussed above.

Revenues

Earned Premiums

        Earned premiums in 2014 were $23.71 billion, $1.08 billion or 5% higher than in 2013. The increase in earned premiums in 2014 primarily reflected the impact of the acquisition of Dominion on November 1, 2013. In the Business and International Insurance segment, earned premiums in 2014 increased by 9% over 2013, primarily reflecting the impact of the acquisition of Dominion. In the Bond & Specialty Insurance segment, earned premiums in 2014 increased by 5% over 2013. In the Personal Insurance segment, earned premiums in 2014 decreased by 3% from 2013.

        Earned premiums in 2013 were $22.64 billion, $280 million or 1% higher than in 2012. In the Business and International Insurance segment, earned premiums in 2013 increased by 4% over 2012. In the Bond & Specialty Insurance segment, earned premiums in 2013 increased by 1% over 2012. In the Personal Insurance segment, earned premiums in 2013 decreased by 4% from 2012.

        Factors contributing to the changes in earned premiums in each segment in 2014 and 2013 compared with the respective prior year are discussed in more detail in the segment discussions that follow.

Net Investment Income

        The following table sets forth information regarding the Company's investments.

(for the year ended December 31, in millions)	2014	2013	2012
Average investments(1)	$72,049	$70,697	$69,863
Pretax net investment income	2,787	2,716	2,889
After-tax net investment income	2,216	2,186	2,316
Average pretax yield(2)	3.9%	3.8%	4.1%
Average after-tax yield(2)	3.1%	3.1%	3.3%

(1)
Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)
Excludes net realized and unrealized investment gains and losses.

        Net investment income in 2014 was $2.79 billion, $71 million or 3% higher than in 2013. Net investment income from fixed maturity investments in 2014 was $2.24 billion, $66 million lower than in 2013, primarily resulting from lower long-term reinvestment yields available in the market, partially offset by the impact of the acquisition of Dominion. Net investment income generated by non-fixed maturity investments in 2014 was $573 million, $141 million higher than in 2013, primarily driven by higher returns from the Company's private equity investments, as well as higher returns from real estate partnership investments.

        Net investment income in 2013 was $2.72 billion, $173 million or 6% lower than in 2012. Net investment income from fixed maturity investments in 2013 was $2.31 billion, $129 million lower than in 2012, primarily resulting from lower long-term reinvestment yields available in the market. Net investment income generated by non-fixed maturity investments in 2013 was $432 million, $44 million lower than in 2012, primarily driven by lower returns from the Company's real estate partnership investments.

Fee Income

        The National Accounts market in the Business and International Insurance segment is the primary source of the Company's fee-based business. The $43 million and $72 million increases in fee income in 2014 and 2013, respectively, compared with the respective prior years are described in the Business and International Insurance segment discussion that follows.

Net Realized Investment Gains

        The following table sets forth information regarding the Company's net pretax realized investment gains.

(for the year ended December 31, in millions)	2014	2013	2012
Net Realized Investment Gains
Other-than-temporary impairment losses	$(26)	$(15)	$(15)
Other net realized investment gains	105	181	66

Net realized investment gains	$79	$166	$51

Other Net Realized Investment Gains

        Other net realized investment gains in 2014 included $35 million of net realized gains resulting from the sale of substantially all of one of the Company's real estate joint venture investments. The remaining $70 million of other net realized gains in 2014 were primarily driven by $32 million of net realized investment gains related to fixed maturity investments, $24 million of net realized investment gains related to equity securities, $8 million of net realized investment gains related to other investments and $6 million of net realized investment gains from real estate sales.

        Other net realized gains in 2013 of $181 million were primarily driven by $115 million of net realized gains associated with U.S. Treasury futures contracts, which require daily mark-to-market settlement and are used from time to time to shorten the duration of the Company's fixed maturity investment portfolio. The remaining $66 million of other net realized investment gains in 2013 were primarily driven by $41 million of net realized investment gains related to fixed maturity investments, $15 million of net realized investment gains related to equity securities and $10 million of net realized investment gains related to other investments.

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

Other Revenues

        The amount of other revenues in all years presented primarily consisted of installment premium charges. Other revenues in 2013 also included a $91 million gain from the settlement of a legal proceeding, which is discussed in more detail in note 16 of notes to the consolidated financial statements, and a $20 million gain from the sale of renewal rights related to the Company's National Flood Insurance Program business.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2014 were $13.87 billion, $563 million or 4% higher than in 2013, primarily reflecting (i) the impact of the acquisition of Dominion, (ii) the impact of loss cost trends, (iii) higher non-catastrophe weather-related losses, (iv) higher catastrophe losses and (v) a higher level of what the Company defines as large losses, partially offset by (vi) the impact of lower volumes of insured exposures (excluding the impact of the acquisition of Dominion) and (vii) higher net favorable prior year reserve development. Catastrophe losses in 2014 included multiple wind and hail storms in several regions of the United States and a winter storm in the Mid-Atlantic, Midwestern and Southeastern regions of the United States. Catastrophe losses in 2013 resulted from multiple tornado, wind and hail storms in several regions of the United States, as well as floods in Alberta, Canada and Storm Xaver in the United Kingdom. Factors contributing to net favorable prior year reserve development in each segment are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

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

Significant Catastrophe Losses

        The Company defines a "catastrophe" as an event that:

  •
  is designated a catastrophe by internationally recognized organizations that track and report on insured losses resulting from catastrophic events, such as Property Claim Services (PCS) for events in the United States and Canada; and

  •
  the Company's estimates of its ultimate losses before reinsurance and taxes exceed a pre-established dollar threshold.

        The Company's threshold for disclosing catastrophes is determined at the reportable segment level. If a threshold for one segment or a combination thereof is pierced and the other segments have losses from the same event, losses from the event are identified as catastrophe losses in the segment results and for the consolidated results of the Company. The threshold for 2014 ranged from approximately $17 million to $30 million of losses before reinsurance and taxes.

        The following table presents for significant catastrophes the amount of losses recorded in each of the years ended December 31, 2014, 2013 and 2012, and the amount of related net unfavorable (favorable) prior year reserve development recognized in subsequent years as well as the estimate of ultimate losses at December 31, 2014, 2013 and 2012. For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.

	Losses Incurred / Unfavorable (Favorable) Prior Year Reserve Development for the Year Ended December 31,			Estimated Ultimate Losses at December 31,
(in millions, pretax and net of reinsurance)	2014	2013	2012	2014	2013	2012
2012
PCS Serial Number:
67—Severe wind and hail storms	$—	$(2)	$140	$138	$138	$140
74—Severe wind and hail storms	1	(20)	171	152	151	171
76—Severe wind and hail storms	(5)	(10)	148	133	138	148
83—Severe wind storms	(1)	2	136	137	138	136
90—Storm Sandy	(62)	(52)	1,024	910	972	1,024
2013
PCS Serial Number:
93—Severe wind and hail storms	5	114	n/a	119	114	n/a
15—Severe wind and hail storms	16	128	n/a	144	128	n/a
2014
PCS Serial Number:
32—Winter storm	144	n/a	n/a	144	n/a	n/a
43—Severe wind and hail storms	180	n/a	n/a	180	n/a	n/a

n/a: not applicable.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2014 was $3.88 billion, $61 million or 2% higher than in 2013, primarily reflecting the impact of the acquisition of Dominion, partially offset by declines in the Personal Insurance segment. Amortization of deferred acquisition costs in 2013 was $3.82 billion, $89 million or 2% lower than in 2012. Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

        General and administrative expenses in 2014 were $3.95 billion, $195 million or 5% higher than in 2013. The increase in 2014 primarily reflected the impact of the acquisition of Dominion and increases in employee and technology related expenses, partially offset by a reduction in the estimated liability for state assessments primarily related to workers' compensation premiums. General and administrative expenses in 2013 were $3.76 billion, $147 million or 4% higher than in 2012. General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

        Interest expense in 2014, 2013 and 2012 was $369 million, $361 million and $378 million, respectively. The increase in 2014 compared with 2013 primarily reflected slightly higher average levels of debt outstanding. The decline in 2013 compared with 2012 primarily reflected lower average levels of debt outstanding.

Income Tax Expense

        Income tax expense in 2014 was $1.40 billion, $125 million or 10% higher than in 2013, primarily reflecting the impact of a $63 million reduction in income tax expense in 2013 resulting from the resolution of prior year tax matters, as well as the tax effects of the $144 million increase in income before income taxes in 2014. Income tax expense in 2013 was $1.27 billion, $579 million or 84% higher than in 2012, primarily reflecting the impact of the tax effects of the $1.78 billion increase in income before income taxes, partially offset by the impact of the $63 million reduction in income tax expense resulting from the resolution of prior year tax matters in 2013.

        The Company's effective tax rate was 27%, 26% and 22% in 2014, 2013 and 2012, respectively. The effective tax rates in all years were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company's income tax provision. In addition, the effective tax rate for 2013 was reduced by the impact of the resolution of prior year tax matters.

Combined Ratio

        The combined ratio of 89.0% in 2014 was 0.8 points lower than the combined ratio of 89.8% in 2013.

        The loss and loss adjustment expense ratio of 57.6% in 2014 was 0.3 points lower than the loss and loss adjustment expense ratio of 57.9% in 2013. Catastrophe losses accounted for 3.0 points and 2.6 points of the 2014 and 2013 loss and loss adjustment expense ratios, respectively. Net favorable prior year reserve development in 2014 and 2013 provided 3.9 points and 3.7 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2014 loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development ("underlying loss and loss adjustment expense ratio") was 0.5 points lower than the 2013 ratio on the same basis, primarily reflecting the impact of earned pricing that exceeded loss cost trends, partially offset by the impact of an increase in non-catastrophe weather-related losses and a higher level of what the Company defines as large losses.

        The underwriting expense ratio of 31.4% in 2014 was 0.5 points lower than the underwriting expense ratio of 31.9% in 2013, primarily reflecting lower commission expenses in the Personal Insurance segment and a reduction in the estimated liability for state assessments primarily related to workers' compensation premiums in the Business and International Insurance segment, partially offset by the increase in general and administrative expenses described above.

        The combined ratio of 89.8% in 2013 was 7.3 points lower than the combined ratio of 97.1% in 2012.

        The loss and loss adjustment expense ratio of 57.9% in 2013 was 7.0 points lower than the loss and loss adjustment expense ratio of 64.9% in 2012. Catastrophe losses accounted for 2.6 points and 8.3 points of the 2013 and 2012 loss and loss adjustment expense ratios, respectively. Net favorable prior year reserve development in 2013 and 2012 provided 3.7 points and 4.2 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2013 underlying loss and loss adjustment expense ratio was 1.8 points lower than the 2012 ratio on the same basis, primarily reflecting the impact of earned pricing that exceeded loss cost trends in each of the Company's business segments.

        The underwriting expense ratio of 31.9% in 2013 was lower than the underwriting expense ratio of 32.2% in 2012, primarily reflecting the impact of growth in earned premiums in 2013.

Written Premiums

        Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2014	2013	2012
Business and International Insurance	$16,202	$14,992	$14,327
Bond & Specialty Insurance	2,165	2,131	2,059
Personal Insurance	7,265	7,534	7,923

Total	$25,632	$24,657	$24,309

	Net Written Premiums
(for the year ended December 31, in millions)	2014	2013	2012
Business and International Insurance	$14,636	$13,512	$12,929
Bond & Specialty Insurance	2,103	2,030	1,924
Personal Insurance	7,165	7,225	7,594

Total	$23,904	$22,767	$22,447

        Gross and net written premiums in 2014 increased by 4% and 5%, respectively, over 2013, primarily reflecting the impact of the acquisition of Dominion. Gross and net written premiums in 2013 both increased by 1% over 2012. Factors contributing to the changes in gross and net written premiums in each segment in 2014 and 2013 as compared with the respective prior year are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

        The following discussion of segment results is based on the Company's realigned reportable business segment structure effective July 1, 2014, which is discussed in more detail in Item 1—Business in this report. Financial data for all prior periods presented was reclassified to be consistent with the 2014 presentation.

Business and International Insurance

        Results of the Company's Business and International Insurance segment were as follows:

(for the year ended December 31, in millions)	2014	2013	2012
Revenues:
Earned premiums	$14,512	$13,332	$12,779
Net investment income	2,156	2,087	2,205
Fee income	438	395	323
Other revenues	46	160	41

Total revenues	$17,152	$15,974	$15,348

Total claims and expenses	$14,007	$12,812	$12,787

Operating income	$2,347	$2,404	$1,981

Loss and loss adjustment expense ratio	61.6%	60.8%	64.3%
Underwriting expense ratio	31.5	32.0	32.8

Combined ratio	93.1%	92.8%	97.1%

Overview

        Operating income in 2014 was $2.35 billion, $57 million or 2% lower than operating income of $2.40 billion in 2013. The decrease in operating income in 2014 primarily reflected an increase in income taxes and a slight decrease in operating income before income taxes. The slight decrease in operating income before income taxes reflected the pretax impacts of (i) lower net favorable prior year reserve development, (ii) a decline in other revenues due to a gain from the settlement of a legal matter in 2013 and (iii) higher catastrophe losses, largely offset by (iv) higher underlying underwriting margins and (v) an increase in net investment income. Catastrophe losses in 2014 and 2013 were $367 million and $333 million, respectively. Net favorable prior year reserve development in 2014 and 2013 was $322 million and $399 million, respectively. The improvement in underlying underwriting margins in 2014 primarily reflected (i) earned pricing that exceeded loss cost trends and (ii) a reduction in the estimated liability for state assessments to be paid by the Company related to workers' compensation premiums, partially offset by (iii) higher non-catastrophe weather-related losses and (iv) a higher level of what the Company defines as large losses. The increase in income tax expense was primarily due to the impact of a $43 million reduction in income tax expense in 2013 resulting from the resolution of prior year tax matters. The higher effective tax rate in 2014 than in 2013 primarily resulted from the impact of the reduction in income tax expense in 2013 described above.

        Operating income in 2013 was $2.40 billion, $423 million or 21% higher than operating income of $1.98 billion in 2012. The increase in operating income primarily reflected the pretax impacts of (i) lower catastrophe losses, (ii) higher underlying underwriting margins and (iii) an increase in other revenues due to a gain from the settlement of a legal matter, partially offset by (iv) lower net favorable prior year reserve development and (v) lower net investment income. Catastrophe losses in 2013 and 2012 were $333 million and $829 million, respectively. Net favorable prior year reserve development in 2013 and 2012 was $399 million and $585 million, respectively. Net favorable prior year reserve development in 2013 was reduced by a $42 million charge that was precipitated by legislation in New York as described in the consolidated "Claims and Claim Adjustment Expenses" section above. The improvement in underlying underwriting margins primarily resulted from the impact of earned pricing that exceeded loss cost trends. Partially offsetting this net pretax increase in operating income was an increase in income tax expense. The higher effective tax rate in 2013 than in 2012 primarily resulted from the impact of interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income in 2013 than in 2012, partially offset by the resolution of prior year tax matters in 2013 described above.

Revenues

Earned Premiums

        Earned premiums in 2014 were $14.51 billion, $1.18 billion or 9% higher than in 2013. Earned premiums in 2013 were $13.33 billion, $553 million or 4% higher than in 2012. The increases in both 2014 and 2013 reflected the impact of an increase in net written premiums over the preceding twelve months. The increase in net written premiums in 2014 was primarily due to the acquisition of Dominion. The increase in net written premiums in 2013 also included, to a lesser extent, the impact of the acquisition of Dominion, which occurred on November 1, 2013.

Net Investment Income

        Net investment income in 2014 was $2.16 billion, $69 million or 3% higher than in 2013, primarily reflecting the impact of the acquisition of Dominion. Net investment income in 2013 was $2.09 billion, $118 million or 5% lower than in 2012. Included in the Business and International Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. Refer to the "Net Investment Income" section of the "Consolidated Results of Operations" discussion herein for a description of the factors contributing to the changes in the Company's consolidated net investment income in 2014 and 2013 compared with the respective prior years. In addition, refer to note 2 of notes to the Company's consolidated financial statements herein for a discussion of the Company's net investment income allocation methodology.

Fee Income

        National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers' compensation residual market pools. Fee income in 2014 increased by $43 million or 11% over 2013. Fee income in 2013 increased by $72 million or 22% over 2012. The increases in both years primarily reflected higher serviced premium volume in workers' compensation residual market pools and higher claim volume in the large deductible business.

Other Revenues

        Other revenues in 2013 included a $91 million gain from the settlement of a legal proceeding, which is discussed in more detail in note 16 of notes to the consolidated financial statements.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2014 were $9.15 billion, $860 million or 10% higher than in 2013, primarily reflecting (i) the impact of the acquisition of Dominion, (ii) the impact of loss cost trends, (iii) higher non-catastrophe weather-related losses, (iv) a higher level of what the Company defines as large losses, (v) a decline in net favorable prior year reserve development and (vi) higher catastrophe losses, partially offset by (vii) the impact of lower volumes of insured exposures (excluding the impact of the acquisition of Dominion). Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

        Claims and claim adjustment expenses in 2013 were $8.29 billion, $98 million or 1% lower than in 2012, primarily reflecting (i) a decline in catastrophe losses and (ii) the impact of a modest decline in volumes of insured exposures (excluding Dominion), partially offset by (iii) the impact of loss cost trends, (iv) a decrease in net favorable prior year reserve development and (v) the impact of the acquisition of Dominion. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2014 was $2.32 billion, $163 million or 8% higher than in 2013, primarily reflecting the impact of the acquisition of Dominion. Amortization of deferred acquisition costs in 2013 was $2.16 billion, $58 million or 3% higher than in 2012. The increase in 2013 was generally consistent with the increase in earned premiums.

General and Administrative Expenses

        General and administrative expenses in 2014 were $2.54 billion, $172 million or 7% higher than in 2013, primarily reflecting the impact of the acquisition of Dominion and increases in employee and technology related expenses, partially offset by a reduction in the estimated liability for state assessments primarily related to workers' compensation premiums. General and administrative expenses in 2013 were $2.37 billion, $65 million or 3% higher than in 2012, primarily due to the impact of the acquisition of Dominion and higher employee and technology related costs.

Income Tax Expense

        Income tax expense in 2014 was $798 million, $40 million or 5% higher than in 2013, primarily reflecting the impact of a $43 million reduction in income tax expense in 2013 resulting from the resolution of prior year tax matters, partially offset by the tax effect of the $17 million decrease in pre-tax operating income in 2014. Income tax expense in 2013 was $758 million, $178 million or 31% higher than in 2012, primarily reflecting the tax effect of the $601 million increase in pre-tax operating income and the reduction in income tax expense in 2013 resulting from the resolution of prior year tax matters discussed above.

Combined Ratio

        The combined ratio of 93.1% in 2014 was 0.3 points higher than the combined ratio of 92.8% in 2013.

        The loss and loss adjustment expense ratio of 61.6% in 2014 was 0.8 points higher than the loss and loss adjustment expense ratio of 60.8% in 2013. Catastrophe losses in 2014 and 2013 accounted for 2.5 points of the loss and loss adjustment expense ratio in each year. Net favorable prior year reserve development in 2014 and 2013 provided 2.2 points and 3.0 points of benefit, respectively, to the loss and loss adjustment expense ratio. The underlying loss and loss adjustment expense ratio in 2014 was level with the 2013 ratio on the same basis, as the impact of earned pricing that exceeded loss cost trends was offset by higher non-catastrophe weather-related losses and a higher level of what the Company defines as large losses.

        The underwriting expense ratio of 31.5% in 2014 was 0.5 points lower than the underwriting expense ratio of 32.0% in 2013, primarily reflecting the impact of an increase in earned premiums and a reduction in the estimated liability for state assessments primarily related to workers' compensation premiums, partially offset by the increase in general and administrative expenses discussed above.

        The combined ratio of 92.8% in 2013 was 4.3 points lower than the combined ratio of 97.1% in 2012.

        The loss and loss adjustment expense ratio of 60.8% in 2013 was 3.5 points lower than the loss and loss adjustment expense ratio of 64.3% in 2012. Catastrophe losses in 2013 and 2012 accounted for 2.5 points and 6.5 points, respectively, of the loss and loss adjustment expense ratio. Net favorable prior year reserve development in 2013 and 2012 provided 3.0 points and 4.6 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2013 underlying loss and loss adjustment expense ratio was 1.1 points lower than the 2012 ratio on the same basis, reflecting the impact of earned pricing that exceeded loss cost trends, partially offset by the impact of a change in business mix due to an increase in longer-tail loss-sensitive business in National Accounts.

        The underwriting expense ratio of 32.0% in 2013 was 0.8 points lower than the 2012 underwriting expense ratio of 32.8%. The decrease in 2013 primarily reflected the impact of growth in earned premiums.

Written Premiums

        The Business and International Insurance segment's gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2014	2013	2012
Domestic:
Select Accounts	$2,754	$2,774	$2,827
Middle Market	6,489	6,250	6,045
National Accounts	1,690	1,606	1,387
First Party	1,846	1,855	1,743
Specialized Distribution	1,081	1,092	1,109

Total Domestic	13,860	13,577	13,111
International	2,342	1,415	1,216

Total Business and International Insurance	$16,202	$14,992	$14,327

	Net Written Premiums
(for the year ended December 31, in millions)	2014	2013	2012
Domestic:
Select Accounts	$2,707	$2,724	$2,775
Middle Market	6,108	5,862	5,654
National Accounts	1,047	1,010	907
First Party	1,579	1,552	1,436
Specialized Distribution	1,074	1,085	1,100

Total Domestic	12,515	12,233	11,872
International	2,121	1,279	1,057

Total Business and International Insurance	$14,636	$13,512	$12,929

        Gross and net written premiums in 2014 both increased by 8% over the same period of 2013, primarily reflecting the impact of the acquisition of Dominion. Business retention rates in 2014 remained strong and were higher than in 2013. Renewal premium changes remained positive in 2014 but were lower than in 2013, primarily due to a decline in renewal rate changes. New business premiums in 2014 increased over 2013.

        Gross and net written premiums in 2013 both increased by 5% over 2012. Business retention rates in 2013 remained strong and were slightly lower than in 2012. Renewal premium changes remained positive in 2013 but were lower than in 2012, primarily due to lower renewal rate increases and a decline in insured exposures. Renewal rate changes exceeded expected loss cost trends in 2013. New business premiums in 2013 increased over 2012.

        Select Accounts.    Net written premiums of $2.71 billion in 2014 decreased by less than 1% from 2013. Business retention rates in 2014 were strong and higher than in 2013. Renewal premium changes in 2014 remained positive but were lower than in 2013, primarily due to lower renewal rate changes. New business premiums in 2014 decreased from 2013. Net written premiums of $2.72 billion in 2013 decreased by 2% from 2012. Business retention rates in 2013 remained strong but were lower than in 2012. Renewal premium changes remained positive in 2013 and were higher than in 2012, primarily due to higher renewal rate increases. New business premiums in 2013 decreased from 2012.

        Middle Market.    Net written premiums of $6.11 billion in 2014 increased by 4% over 2013. Business retention rates in 2014 remained strong and were higher than in 2013. Renewal premium changes in 2014 remained positive but were lower than in 2013, primarily due to lower renewal rate changes. New business premiums in 2014 increased over 2013. Net written premiums of $5.86 billion in 2013 increased by 4% over 2012. Business retention rates in 2013 remained strong and were level with 2012. Renewal premium changes remained positive in 2013 but were lower than in 2012, primarily due to both lower renewal rate increases and a decline in insured exposures. New business premiums in 2013 increased over 2012.

        National Accounts.    Net written premiums of $1.05 billion in 2014 increased by 4% over 2013. Business retention rates in 2014 remained strong but were lower than in 2013. Renewal premium changes in 2014 remained positive but were slightly lower than in 2013. New business premiums in 2014 decreased from 2013. Net written premiums of $1.01 billion in 2013 increased by 11% over 2012. Business retention rates remained strong in 2013 but were lower than in 2012. Renewal premium changes in 2013 remained positive but were lower than in 2012, driven by a decline in payroll exposure growth. New business premiums in 2013 increased over 2012. Growth in workers' compensation residual market pools also contributed to premium growth in both 2014 and 2013.

        First Party.    Net written premiums of $1.58 billion in 2014 increased by 2% over 2013, primarily due to lower reinsurance costs. Business retention rates in 2014 remained strong but were slightly lower than in 2013. Renewal premium changes in 2014 remained positive but were lower than in 2013, primarily due to lower renewal rate changes. New business premiums in 2014 decreased from 2013. Net written premiums of $1.55 billion in 2013 increased by 8% over 2012. Business retention rates in 2013 remained strong and were level with 2012. Renewal premium changes in 2013 remained positive but were lower than in 2012, primarily due to lower renewal rate increases. New business premiums in 2013 increased over 2012.

        Specialized Distribution.    Net written premiums of $1.07 billion in 2014 decreased by 1% from 2013, primarily driven by premium decreases in National Programs. Business retention rates in 2014 remained strong and were higher than in 2013. Renewal premium changes in 2014 remained positive but were lower than in 2013, primarily due to lower renewal rate changes. New business premiums in 2014 decreased from 2013. Net written premiums of $1.09 billion in 2013 decreased by 1% from 2012, primarily driven by premium decreases in National Programs. Business retention rates remained strong in 2013 but were lower than in 2012. Renewal premium changes remained positive in 2013 and were level with 2012. New business premiums in 2013 increased over 2012.

        International.    Net written premiums of $2.12 billion in 2014 increased by 66% over 2013, primarily reflecting the impact of the acquisition of Dominion. Excluding the surety line of business, for which the following are not relevant measures, business retention rates in 2014 remained strong and were higher than in 2013. Renewal premium changes in 2014 remained positive and increased over 2013, primarily due to higher renewal rate changes. New business premiums in 2014 increased over

2013, reflecting the impact of the acquisition of Dominion. Net written premiums of $1.28 billion in 2013 increased by 21% over 2012. The increase in 2013 primarily reflected the impact of the acquisition of Dominion. Excluding the surety line of business, for which the following are not relevant measures, business retention rates remained strong and were higher than in 2012. Renewal premium changes in 2013 were positive and increased over 2012, as growth in insured exposures in 2013, compared with a decline in 2012, was partially offset by lower positive renewal rate changes in 2013 compared with 2012. New business premiums in 2013 increased over 2012.

Bond & Specialty Insurance

        Results of the Company's Bond & Specialty Insurance segment were as follows:

(for the year ended December 31, in millions)	2014	2013	2012
Revenues:
Earned premiums	$2,076	$1,981	$1,957
Net investment income	252	260	280
Other revenues	19	20	25

Total revenues	$2,347	$2,261	$2,262

Total claims and expenses	$1,272	$1,461	$1,544

Operating income	$727	$573	$504

Loss and loss adjustment expense ratio	22.8%	34.7%	39.8%
Underwriting expense ratio	38.0	38.7	38.6

Combined ratio	60.8%	73.4%	78.4%

Overview

        Operating income in 2014 was $727 million, $154 million or 27% higher than operating income of $573 million in 2013, primarily reflecting the pretax impacts of (i) higher net favorable prior year reserve development and (ii) higher underlying underwriting margins, partially offset by (iii) lower net investment income. Net favorable prior year reserve development in 2014 and 2013 was $450 million and $232 million, respectively. Catastrophe losses in 2014 and 2013 were $6 million and $8 million, respectively. The improvement in underlying underwriting margins primarily reflected the pretax impact of lower reinsurance costs. Partially offsetting this net pretax increase in operating income was an increase in income tax expense. The higher effective tax rate in 2014 than in 2013 resulted from the impact of interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income in 2014 than in 2013, as well as the impact of a $15 million reduction in income tax expense in 2013 due to the resolution of prior year tax matters.

        Operating income in 2013 was $573 million, $69 million or 14% higher than operating income of $504 million in 2012. The increase in operating income primarily reflected the pretax impact of (i) higher underlying underwriting margins and (ii) higher net favorable prior year reserve development, partially offset by (iii) lower net investment income. Net favorable prior year reserve development in 2013 and 2012 was $232 million and $180 million, respectively. Catastrophe losses in 2013 and 2012 were $8 million and $15 million, respectively. The improvement in underlying underwriting margins was driven by (i) earned pricing that exceeded loss cost trends, partially offset by (ii) higher general and administrative expenses and (iii) the impact of lower volumes of insured exposures. Partially offsetting this net pretax increase in operating income was an increase in income tax expense. The lower effective tax rate in 2013 than in 2012 was primarily due to the resolution of prior year tax matters described above.

Revenues

Earned Premiums

        Earned premiums in 2014 were $2.08 billion, $95 million or 5% higher than in 2013, primarily reflecting the impact of lower reinsurance costs. Earned premiums in 2013 were $1.98 billion, $24 million or 1% higher than in 2012.

Net Investment Income

        Net investment income in 2014 was $252 million, $8 million or 3% lower than in 2013. Net investment income in 2013 was $260 million, $20 million or 7% lower than in 2012. Included in the Bond & Specialty Insurance segment are certain legal entities whose invested assets and related net investment income are reported exclusively in this segment and not allocated among all business segments. As a result, reported net investment income in the Bond & Specialty Insurance segment reflects a significantly smaller proportion of allocated net investment income, including that from the Company's non-fixed maturity investments that experienced an increase in investment income in 2014 and a decrease in investment income in 2013. Refer to the "Net Investment Income" section of the "Consolidated Results of Operations" discussion herein for a description of the factors contributing to the changes in the Company's consolidated net investment income in 2014 and 2013 compared with the respective prior years. In addition, refer to note 2 of notes to the Company's consolidated financial statements herein for a discussion of the Company's net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2014 were $481 million, $214 million or 31% lower than in 2013, primarily reflecting the impact of an increase in net favorable prior year reserve development. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

        Claims and claim adjustment expenses in 2013 were $695 million, $93 million or 12% lower than in 2012, primarily reflecting (i) higher net favorable prior year reserve development, (ii) reduced loss cost trends and (iii) the impact of lower volumes of construction surety insured exposures. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2014 was $388 million, $10 million or 3% higher than in 2013. Amortization of deferred acquisition costs in 2013 was $378 million, $5 million or 1% higher than in 2012. The increases in both years primarily reflected the increase in earned premiums.

General and Administrative Expenses

        General and administrative expenses in 2014 were $403 million, $15 million or 4% higher than in 2013. General and administrative expenses in 2013 were $388 million, $5 million or 1% higher than in 2012. The increases in both years primarily reflected the impact of higher employee and technology related expenses.

Income Tax Expense

        Income tax expense in 2014 was $348 million, $121 million or 53% higher than in 2013, primarily reflecting the tax effect of the $275 million increase in pre-tax operating income, as well as the impact of a $15 million reduction in income tax expenses in 2013 resulting from the resolution of prior year tax matters. Income tax expense in 2013 was $227 million, $13 million or 6% higher than in 2012, primarily reflecting the tax effect of the $82 million increase in pre-tax operating income, partially offset by the impact of the $15 million reduction in income tax expense in 2013 resulting from the resolution of prior year tax matters.

Combined Ratio

        The combined ratio of 60.8% in 2014 was 12.6 points lower than the combined ratio of 73.4% in 2013.

        The loss and loss adjustment expense ratio of 22.8% in 2014 was 11.9 points lower than the loss and loss adjustment expense ratio of 34.7% in 2013. Net favorable prior year reserve development in 2014 and 2013 provided 21.7 points and 11.7 points of benefit, respectively, to the loss and loss adjustment expense ratio. Catastrophe losses in 2014 and 2013 accounted for 0.3 points and 0.4 points, respectively, of the loss and loss adjustment expense ratio. The underlying loss and loss adjustment expense ratio in 2014 was 1.8 points lower than the 2013 ratio on the same basis, primarily reflecting the impact of lower reinsurance costs.

        The underwriting expense ratio of 38.0% in 2014 was 0.7 points lower than the underwriting expense ratio of 38.7% in 2013. The improvement in 2014 primarily reflected the impact of increases in earned premiums largely due to lower reinsurance costs.

        The combined ratio of 73.4% in 2013 was 5.0 points lower than the combined ratio of 78.4% in 2012.

        The loss and loss adjustment expense ratio of 34.7% in 2013 was 5.1 points lower than the 2012 ratio of 39.8%. Net favorable prior year reserve development provided 11.7 points and 9.2 points of benefit, respectively, to the loss and loss adjustment expense ratio in 2013 and 2012. Catastrophe losses in 2013 and 2012 accounted for 0.4 points and 0.7 points of the loss and loss adjustment expense ratio, respectively. The 2013 underlying loss and loss adjustment expense ratio was 2.3 points lower than the 2012 ratio on the same basis, reflecting the impact of earned pricing that exceeded loss cost trends.

        The underwriting expense ratio of 38.7% in 2013 was 0.1 points higher than the underwriting expense ratio of 38.6% in 2012.

Written Premiums

        Bond & Specialty Insurance gross and net written premiums were as follows:

	Gross Written Premiums
(for the year ended December 31, in millions)	2014	2013	2012
Total Bond & Specialty Insurance	$2,165	$2,131	$2,059

	Net Written Premiums
(for the year ended December 31, in millions)	2014	2013	2012
Total Bond & Specialty Insurance	$2,103	$2,030	$1,924

        Gross and net written premiums in 2014 increased by 2% and 4%, respectively, over 2013. Gross and net written premiums in 2013 increased by 3% and 6%, respectively, over 2012.

        Net written premiums in 2014 were $2.10 billion, $73 million or 4% higher than in 2013, primarily driven by lower reinsurance costs that resulted from the Company's decision to eliminate a management liability excess-of-loss reinsurance treaty and higher contract surety premium volume. Excluding the surety line of business, for which the following are not relevant measures, business retention rates in 2014 remained strong and were slightly higher than in 2013. Renewal premium changes in 2014 remained positive, although lower than in 2013, driven by renewal rate changes. New business premiums in 2014 decreased from 2013.

        Net written premiums in 2013 were $2.03 billion, $106 million or 6% higher than in 2012, primarily driven by higher contract surety volume, rate increases in the management liability business and lower reinsurance costs primarily resulting from a change in a reinsurance treaty. Excluding the surety line of business, for which the following are not relevant measures, business retention rates in 2013 remained strong but were lower than in 2012. Renewal premium changes in 2013 remained positive and were higher than in 2012, as increases in renewal rate changes were largely offset by a decline in insured exposures. Renewal rate changes exceeded expected loss cost trends in 2013. New business premiums in 2013 decreased from 2012.

Personal Insurance

        Results of the Company's Personal Insurance segment were as follows:

(for the year ended December 31, in millions)	2014	2013	2012
Revenues:
Earned premiums	$7,125	$7,324	$7,621
Net investment income	379	369	404
Other revenues	80	103	66

Total revenues	$7,584	$7,796	$8,091

Total claims and expenses	$6,394	$6,592	$7,842

Operating income	$824	$838	$217

Loss and loss adjustment expense ratio	59.6%	59.1%	72.3%
Underwriting expense ratio	29.1	29.8	29.6

Combined ratio	88.7%	88.9%	101.9%

Incremental impact of direct to consumer initiative on combined ratio	1.7%	1.8%	2.3%

Overview

        Operating income in 2014 was $824 million, $14 million or 2% lower than operating income of $838 million in 2013. The decrease in operating income primarily reflected the pretax impacts of (i) an increase in catastrophe losses, (ii) lower net favorable prior year reserve development and (iii) a decline in other revenues, partially offset by (iv) higher underlying underwriting margins and (v) higher net investment income. Catastrophe losses in 2014 and 2013 were $336 million and $250 million, respectively. Net favorable prior year reserve development in 2014 and 2013 was $169 million and $209 million, respectively. The improvement in underlying underwriting margins primarily reflected (i) earned pricing that exceeded loss cost trends and (ii) the benefit of the Company's previously announced expense reduction initiatives, partially offset by (iii) the impact of a higher mix of new business versus renewal business. Income tax expense in 2014 was level with 2013. The higher effective tax rate in 2014 than in 2013 primarily resulted from the impact of a $5 million reduction in income tax expense in 2013 due to the resolution of prior year tax matters.

        Operating income in 2013 was $838 million, $621 million higher than operating income of $217 million in 2012. The increase in operating income primarily reflected the pretax impact of (i) lower catastrophe losses, (ii) higher underlying underwriting margins, (iii) an increase in other revenues and (iv) higher net favorable prior year reserve development, partially offset by (v) lower net investment income. Catastrophe losses in 2013 and 2012 were $250 million and $1.02 billion, respectively. Net favorable prior year reserve development in 2013 and 2012 was $209 million and $175 million, respectively. The improvement in underlying underwriting margins resulted from the impact of earned pricing that exceeded loss cost trends and lower non-catastrophe weather-related losses. Partially offsetting this net pretax increase in operating income was an increase in income tax expense. The higher effective tax rate in 2013 than in 2012 primarily resulted from interest on municipal bonds, which is effectively taxed at a rate that is lower than the corporate tax rate of 35%, comprising a lower percentage of pretax income in 2013 than in 2012.

Revenues

Earned Premiums

        Earned premiums in 2014 were $7.13 billion, $199 million or 3% lower than in 2013. Earned premiums in 2013 were $7.32 billion, $297 million or 4% lower than in 2012. The declines in both years reflected reductions in net written premiums over the preceding twelve months.

Net Investment Income

        Net investment income in 2014 was $379 million, $10 million or 3% higher than in 2013. Net investment income in 2013 was $369 million, $35 million or 9% lower than in 2012. Refer to the "Net Investment Income" section of "Consolidated Results of Operations" herein for a discussion of the changes in the Company's net investment income in 2014 and 2013 as compared with the respective prior year. In addition, refer to note 2 of notes to the Company's consolidated financial statements herein for a discussion of the Company's net investment income allocation methodology.

Other Revenues

        Other revenues in all years presented primarily consisted of installment premium charges. Other revenues in 2013 also included a $20 million gain from the sale of renewal rights related to the Company's National Flood Insurance Program (NFIP) business. The Company was a participant in the NFIP Write Your Own Program administered by the Federal Emergency Management Agency (FEMA) and the Federal Insurance & Mitigation Administration.

Claims and Expenses

Claims and Claim Adjustment Expenses

        Claims and claim adjustment expenses in 2014 were $4.24 billion, $83 million or 2% lower than in 2013. The decrease primarily reflected (i) the impact of lower volumes of insured exposures and (ii) the benefit of the Company's previously announced expense reduction initiatives on claim adjustment expenses, partially offset by (iii) higher catastrophe losses, (iv) the impact of loss cost trends and (v) lower net favorable prior year reserve development. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

        Claims and claim adjustment expenses in 2013 were $4.33 billion, $1.18 billion or 21% lower than in 2012. The decrease primarily reflected (i) lower catastrophe losses, (ii) the impact of lower volumes of insured exposures, (iii) lower non-catastrophe weather-related losses and (iv) higher net favorable prior year reserve development, partially offset by (v) the impact of loss cost trends. Factors contributing to net favorable prior year reserve development are discussed in more detail in note 7 of notes to the Company's consolidated financial statements.

Amortization of Deferred Acquisition Costs

        Amortization of deferred acquisition costs in 2014 was $1.17 billion, $112 million or 9% lower than in 2013. The decrease in 2014 primarily reflected a decline in commission expense due to lower commission rates, as well as a decline in earned premiums compared with 2013. Amortization of deferred acquisition costs in 2013 was $1.29 billion, $152 million or 11% lower than in 2012. The decrease in 2013 reflected (i) the decline in earned premiums compared with 2012, (ii) a reclassification of fee income related to the National Flood Insurance Program from general and administrative expenses to a component of acquisition costs to conform to the presentation prescribed by insurance regulators, and (iii) lower fixed-value commission expense due to an increase in the number of agents reverting to a contingent commission compensation program.

General and Administrative Expenses

        General and administrative expenses in 2014 were $977 million, $3 million or less than 1% lower than in 2013. The decrease in 2014 primarily reflected the impact of the Company's expense reduction initiatives, largely offset by higher contingent commission expenses and higher underwriting expenses resulting from higher new business levels. General and administrative expenses in 2013 were $980 million, $80 million or 9% higher than in 2012. The increase in 2013 included an increase in contingent commission expense due to an increase in the number of agents reverting from a fixed-value commission compensation program to a contingent commission compensation program and the impact of the reclassification of fee income described above. The increase in 2013 also included the impact of $12 million of restructuring charges, primarily comprised of severance costs related to the Company's announced plan to reduce certain claim and other insurance expenses in this segment. These factors were partially offset by a decline in advertising expense.

Income Tax Expense

        Income tax expense in 2014 was $366 million, level with 2013, as the tax effect of the $14 million decrease in pre-tax operating income was offset by the impact of a $5 million reduction in income tax expense in 2013 resulting from the resolution of prior year tax matters. Income tax expense in 2013 was $366 million, $334 million higher than in 2012, primarily reflecting the impacts of the $955 million increase in pre-tax operating income, partially offset by a reduction in income tax expense resulting from the resolution of prior year tax matters in 2013.

Combined Ratio

        The combined ratio of 88.7% in 2014 was 0.2 points lower than the combined ratio of 88.9% in 2013.

        The loss and loss adjustment expense ratio of 59.6% in 2014 was 0.5 points higher than the loss and loss adjustment expense ratio of 59.1% in 2013. Catastrophe losses in 2014 and 2013 accounted for 4.7 points and 3.4 points of the loss and loss adjustment expense ratios, respectively. Net favorable prior year reserve development in 2014 and 2013 provided 2.4 points and 2.8 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2014 underlying loss and loss adjustment expense ratio was 1.2 points lower than the 2013 ratio on the same basis, primarily reflecting (i) earned pricing that exceeded loss cost trends and (ii) the benefit of the Company's previously announced expense reduction initiatives, partially offset by (iii) the impact of a higher mix of new business versus renewal business.

        The underwriting expense ratio of 29.1% in 2014 was 0.7 points lower than the underwriting expense ratio of 29.8% in 2013. The decrease in 2014 primarily reflected (i) lower homeowners' commission rates and (ii) the benefit of the Company's expense reduction initiatives, partially offset by (iii) higher underwriting expenses resulting from higher new business levels and (iv) a decrease in earned premiums.

        The combined ratio of 88.9% in 2013 was 13.0 points lower than the combined ratio of 101.9% in 2012.

        The loss and loss adjustment expense ratio of 59.1% in 2013 was 13.2 points lower than the 2012 ratio of 72.3%. Catastrophe losses in 2013 and 2012 accounted for 3.4 and 13.4 points of the loss and loss adjustment expense ratio, respectively. Net favorable prior year reserve development in 2013 and 2012 provided 2.8 points and 2.3 points of benefit to the loss and loss adjustment expense ratio, respectively. The 2013 underlying loss and loss adjustment expense ratio was 2.7 points lower than the 2012 ratio on the same basis, reflecting impact of earned pricing that exceeded loss cost trends and lower non-catastrophe weather-related losses.

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

Agency Written Premiums

        Gross and net written premiums by product line were as follows for the Personal Insurance segment's Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the segment's gross and net written premiums:

	Gross Written Premiums
(for the year ended December 31, in millions)	2014	2013	2012
Agency Automobile	$3,278	$3,277	$3,544
Agency Homeowners and Other	3,800	4,094	4,220

Total Agency Personal Insurance	$7,078	$7,371	$7,764

	Net Written Premiums
(for the year ended December 31, in millions)	2014	2013	2012
Agency Automobile	$3,260	$3,258	$3,527
Agency Homeowners and Other	3,718	3,805	3,909

Total Agency Personal Insurance	$6,978	$7,063	$7,436

        In 2014, gross and net Agency written premiums were 4% and 1% lower, respectively, than in 2013. The higher rate of decrease in gross written premiums in 2014 was primarily driven by the impact of the sale of the Company's NFIP business in 2013 described above. In 2013, gross and net Agency written premiums were both 5% lower than in 2012. Renewal rate changes exceeded expected loss cost trends in 2013 assuming weather patterns consistent with the Company's expectations.

        In 2014, net written premiums in the Agency Automobile line of business were slightly higher than in 2013. Business retention rates remained strong in 2014 and were higher than in 2013. Renewal premium changes in 2014 remained positive but were lower than in 2013, primarily due to lower renewal rate changes. New business premiums in 2014 were significantly higher than in 2013 as a result of the Company's new private passenger automobile product, Quantum Auto 2.0. In 2013 in the Agency Automobile line of business, net written premiums were 8% lower than in 2012. Business retention rates in 2013 remained strong but were lower than in 2012, while new business premiums in 2013 decreased from 2012. Renewal premium changes in 2013 remained positive and were higher than in 2012, primarily driven by renewal rate changes.

        In 2014, net written premiums in the Agency Homeowners and Other line of business were 2% lower than 2013 as a result of ongoing underwriting actions taken in response to the severe weather events that have occurred over the last several years, including seeking improved rates where the Company believes it is appropriate, as well as improved terms and conditions. Business retention rates remained strong in 2014 and were higher than in 2013. Renewal premium changes in 2014 remained positive but were lower than in 2013, primarily due to lower renewal rate changes. New business premiums in 2014 were higher than in 2013. In 2013 in the Agency Homeowners and Other line of business, net written premiums were 3% lower than in 2012 as a result of the ongoing underwriting actions described above. Business retention rates remained strong but were lower than in 2012. Renewal premium changes in 2013 remained positive but were lower than in 2012. New business premiums in 2013 decreased from 2012.

        For its Agency business, the Personal Insurance segment had approximately 6.0 million and 6.2 million active policies at December 31, 2014 and 2013, respectively.

Direct to Consumer Written Premiums

        In its direct to consumer business, net written premiums in 2014 were $187 million, $25 million or 15% higher than in 2013. In 2014, automobile net written premiums increased by $18 million or 16% over 2013, and homeowners and other net written premiums increased by $7 million or 14% over 2013. Net written premiums in 2013 were $162 million, $4 million or 3% higher than in 2012. In 2013, homeowners and other net written premiums increased by $7 million, or 16% over 2012, partially offset by a decline of $3 million, or 3%, in automobile net written premiums compared to 2012. The direct to consumer business had 193,000 and 166,000 active policies at December 31, 2014 and 2013, respectively.

Interest Expense and Other

(for the year ended December 31, in millions)	2014	2013	2012
Operating loss	$(257)	$(248)	$(261)

        The operating loss for Interest Expense and Other in 2014 was $9 million higher than in 2013. The operating loss for Interest Expense and Other in 2013 was $13 million lower than in 2012. After-tax interest expense in 2014, 2013 and 2012 was $240 million, $235 million and $246 million, respectively. The increase in interest expense in 2014 compared with 2013 primarily reflected slightly higher average levels of debt outstanding. The decrease in interest expense in 2013 compared with 2012 primarily reflected lower average levels of debt outstanding.

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

        In addition to claims against policyholders, proceedings have been launched directly against insurers, including the Company, by individuals challenging insurers' conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries. Travelers Property Casualty Corp. (TPC) had previously entered into settlement agreements in connection with a number of these direct action claims (Direct Action Settlements). The Company had been involved in litigation concerning whether all of the conditions of the Direct Action Settlements had been satisfied. On July 22, 2014, the United States Court of Appeals for the Second Circuit ruled that all of the conditions of the Direct Action Settlements had been satisfied. On January 15, 2015, the bankruptcy court entered an order directing the Company to pay $579 million to the plaintiffs, and the Company has made that payment. For a full discussion of these settlement agreements and related litigation, see the "Asbestos Direct Action Litigation" section of note 16 of notes to the consolidated financial statements herein. It is possible that the filing of other direct actions against insurers, including the Company, could be made in the future. It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions.

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

        The Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, experienced a slight increase in net asbestos-related payments in 2014 when compared with 2013. The number of policyholders with pending asbestos claims in these categories as of December 31, 2014 was essentially unchanged when compared with December 31, 2013. Payments on behalf of policyholders in these categories continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

        The completion of these reviews and analyses in 2014, 2013 and 2012 resulted in $250 million, $190 million and $175 million increases, respectively, in the Company's net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category due to a higher level of litigation activity surrounding mesothelioma claims than previously anticipated. In addition, the reserve increases in 2013 and 2012 also reflected higher projected payments on assumed reinsurance accounts. The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment discussed above. Notwithstanding these trends, the Company's overall view of the underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

        Net asbestos paid loss and loss expenses in 2014, 2013 and 2012 were $242 million, $218 million and $236 million, respectively. Approximately 8%, 1% and 6% of total net paid losses in 2014, 2013 and 2012, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

        The Company categorizes its asbestos reserves as follows:

	Number of Policyholders		Total Net Paid		Net Asbestos Reserves
(at and for the year ended December 31, $ in millions)	2014	2013	2014	2013	2014	2013
Policyholders with settlement agreements	17	15	$19	$3	$613	$108
Home office and field office	1,692	1,690	197	195	1,574	2,047
Assumed reinsurance and other	—	—	26	20	170	195

Total	1,709	1,705	$242	$218	$2,357	$2,350

        The "policyholders with settlement agreements" category includes structured settlements, coverage in place arrangements and, with respect to TPC, Wellington accounts. Reserves are based on the expected payout for each policyholder under the applicable agreement. Structured settlements are arrangements under which policyholders and/or plaintiffs agree to fixed financial amounts to be paid at scheduled times. Coverage in place arrangements represent agreements with policyholders on specified amounts of coverage to be provided. Payment obligations may be subject to annual maximums and are only made when valid claims are presented. Wellington accounts refer to the 35 defendants that are parties to a 1985 agreement settling certain disputes concerning insurance coverage for their asbestos claims. Many of the aspects of the Wellington agreement are similar to those of coverage in place arrangements in which the parties have agreed on specific amounts of coverage and the terms under which the coverage can be accessed. As discussed above, on July 22, 2014, the United States Court of Appeals for the Second Circuit ruled that all the conditions of the Direct Action Settlements had been satisfied. As a result, during the third quarter of 2014, $502 million of reserves included in the unallocated IBNR component in the "home office and field office" category were reclassified to the "Policyholders with settlement agreements" category. For a full discussion of these settlement agreements, including the payment of this settlement and related interest in January 2015, see the "Settlement of Asbestos Direct Action Litigation" section of note 16 of notes to the consolidated financial statements.

        The "home office and field office" category relates to all other policyholders and also includes IBNR reserves and reserves for the costs of defending asbestos-related coverage litigation. IBNR reserves in the "home office and field office" category include amounts for new claims from and adverse development on existing "home office and field office" policyholders, as well as reserves for claims from policyholders reporting asbestos claims for the first time and for policyholders for which there is, or may be, litigation. Policyholders are identified for the annual home office review based upon, among other factors: a combination of past payments and current case reserves in excess of a specified threshold (currently $100,000), perceived level of exposure, number of reported claims, products/completed operations and potential "non-product" exposures, size of policyholder and geographic distribution of products or services sold by the policyholder. The "assumed reinsurance and other" category primarily consists of reinsurance of excess coverage, including various pool participations.

        On January 29, 2009, the Company and PPG Industries, Inc ("PPG"), along with approximately 30 other insurers of PPG, agreed in principle to an agreement to settle asbestos-related coverage litigation under insurance policies issued to PPG. The tentative settlement agreement has been incorporated into the Modified Third Amended Plan of Reorganization ("Amended Plan") proposed as part of the Pittsburgh Corning Corp. ("PCC," which is 50% owned by PPG) bankruptcy proceeding. Pursuant to the proposed Amended Plan, which was filed on January 30, 2009, PCC, along with enumerated other companies (including PPG as well as the Company as a participating insurer), are to receive protections afforded by Section 524(g) of the Bankruptcy Code from certain asbestos-related bodily injury claims. Under the agreement in principle, the Company has the option to make a series of payments over the next 20 years totaling approximately $620 million to the Trust to be created under the Amended Plan, or it may elect to make a one-time discounted payment, which, as of March 31, 2015, would total approximately $505 million (approximately $476 million after reinsurance). The agreement in principle with PPG is subject to numerous contingencies, including final court approval of the Amended Plan, and the Company has no obligation to make the settlement payment until all contingencies are satisfied. The Company's obligations under this agreement in principle are included in the "home office and field office" category in the preceding table.

        The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2014	2013	2012
Beginning reserves:
Gross	$2,606	$2,689	$2,780
Ceded	(256)	(311)	(341)

Net	2,350	2,378	2,439

Incurred losses and loss expenses:
Gross	258	190	171
Ceded	(8)	—	4

Net	250	190	175

Paid loss and loss expenses:
Gross	343	273	262
Ceded	(101)	(55)	(26)

Net	242	218	236

Foreign exchange and other:
Gross	(1)	—	—
Ceded	—	—	—

Net	(1)	—	—

Ending reserves:
Gross	2,520	2,606	2,689
Ceded	(163)	(256)	(311)

Net	$2,357	$2,350	$2,378

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

        The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980's. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims has been greater than anticipated. As a result of these factors, in 2014, 2013 and 2012, the Company increased its net environmental reserves by $87 million, $65 million and $90 million, respectively.

        Net environmental paid loss and loss expenses were $84 million in each of the years 2014, 2013 and 2012. At December 31, 2014, approximately 92% of the net environmental reserve (approximately $318 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company's experience in resolving those claims. The balance, approximately 8% of the net environmental reserve (approximately $28 million), consists of case reserves.

        The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the year ended December 31, in millions)	2014	2013	2012
Beginning reserves:
Gross	$355	$352	$346
Ceded	(11)	(5)	(5)

Net	344	347	341

Incurred losses and loss expenses:
Gross	94	72	99
Ceded	(7)	(7)	(9)

Net	87	65	90

Paid loss and loss expenses:
Gross	95	87	93
Ceded	(11)	(3)	(9)

Net	84	84	84

Acquired reserves, foreign exchange and other:(1)
Gross	(1)	18	—
Ceded	—	(2)	—

Net	(1)	16	—

Ending reserves:
Gross	353	355	352
Ceded	(7)	(11)	(5)

Net	$346	$344	$347

(1)
Amounts in 2013 represent acquired reserves of Dominion at November 1, 2013.

UNCERTAINTY REGARDING ADEQUACY OF ASBESTOS AND ENVIRONMENTAL RESERVES

        As a result of the processes and procedures discussed above, management believes that the reserves carried for asbestos and environmental claims are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the emergence of a greater number of asbestos claims than anticipated as a result of extended life expectancies resulting from medical advances and lifestyle improvements, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company's ability to recover reinsurance for asbestos and environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.

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

INVESTMENT PORTFOLIO

        The Company's invested assets at December 31, 2014 were $73.26 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments. Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy. A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

        The carrying value of the Company's fixed maturity portfolio at December 31, 2014 was $63.47 billion. The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company's insurance and debt obligations. The weighted average credit quality of the Company's fixed maturity portfolio, both including and excluding U.S. Treasury securities, was "Aa2" at both December 31, 2014 and 2013. Below investment grade securities represented 3.0% of the total fixed maturity investment portfolio at both December 31, 2014 and 2013. The average effective duration of fixed maturities and short-term securities was 3.5 (3.7 excluding short-term securities) at December 31, 2014 and 3.7 (3.9 excluding short-term securities) at December 31, 2013. See the "Outlook" section in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The carrying values of investments in fixed maturities classified as available for sale at December 31, 2014 and 2013 were as follows:

	2014		2013
(at December 31, in millions)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,053	Aaa/Aa1	$2,315	Aaa/Aa1

Obligations of states, municipalities and political subdivisions:
Pre-refunded	7,561	Aa1	9,518	Aa1
All other	26,012	Aaa/Aa1	26,044	Aa1

Total obligations of states, municipalities and political subdivisions	33,573		35,562

Debt securities issued by foreign governments	2,368	Aaa/Aa1	2,577	Aaa/Aa1

Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,213	Aa3	2,424	A1

All other corporate bonds and redeemable preferred stock:
Financial:
Bank	2,567	A1	2,314	Aa3
Insurance	636	A1	605	A2
Finance/leasing	72	Baa2	68	Baa1
Brokerage and asset management	34	A1	30	A1

Total financial	3,309		3,017
Industrial	14,180	A3	12,859	A3
Public utility	2,320	A2	2,166	A3
Canadian municipal securities	1,194	Aa1	1,207	Aa1
Sovereign corporate securities(2)	725	Aaa	756	Aaa
Commercial mortgage-backed securities and project loans(3)	715	Aaa	475	Aaa
Asset-backed and other	824	Aa3	598	A1

Total all other corporate bonds and redeemable preferred stock	23,267		21,078

Total fixed maturities	$63,474	Aa2	$63,956	Aa2

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

(2)
Sovereign corporate securities include corporate securities that are backed by a government and include sovereign banks and securities issued under the Federal Ship Financing Programs.

(3)
Included in commercial mortgage-backed securities and project loans at December 31, 2014 and 2013 were $189 million and $45 million of securities guaranteed by the U.S. government, respectively, and $13 million and $14 million of securities guaranteed by government sponsored enterprises, respectively.

        The following table sets forth the Company's fixed maturity investment portfolio rated using external ratings agencies or by the Company when a public rating does not exist:

(at December 31, 2014, in millions)	Carrying Value	Percent of Total Carrying Value
Quality Rating:
Aaa	$26,697	42.0%
Aa	18,769	29.6
A	9,707	15.3
Baa	6,392	10.1

Total investment grade	61,565	97.0
Below investment grade	1,909	3.0

Total fixed maturities	$63,474	100.0%

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2014, in millions)	Amortized Cost	Fair Value
Due in one year or less	$7,762	$7,859
Due after 1 year through 2 years	5,792	6,028
Due after 2 years through 3 years	4,851	5,089
Due after 3 years through 4 years	4,017	4,223
Due after 4 years through 5 years	3,787	3,985
Due after 5 years through 10 years	16,815	17,462
Due after 10 years	15,725	16,615

	58,749	61,261
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,052	2,213

Total	$60,801	$63,474

Obligations of States, Municipalities and Political Subdivisions

        The Company's fixed maturity investment portfolio at December 31, 2014 and 2013 included $33.57 billion and $35.56 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio). The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers. Included in the municipal bond portfolio at December 31, 2014 and 2013 were $7.56 billion and $9.52 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest. The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.

        The following table shows the geographic distribution of the $26.01 billion of municipal bonds at December 31, 2014 that were not pre-refunded.

(at December 31, 2014, in millions)	State General Obligation	Local General Obligation	Revenue	Total Carrying Value	Average Credit Quality(1)
State:
Texas	$210	$2,472	$1,166	$3,848	Aaa/Aa1
Washington	168	920	620	1,708	Aa1
Virginia	126	670	895	1,691	Aaa/Aa1
California	43	1,142	453	1,638	Aa1
Minnesota	171	850	130	1,151	Aaa/Aa1
Illinois	147	668	279	1,094	Aa2
North Carolina	81	731	272	1,084	Aaa
Massachusetts	90	30	956	1,076	Aaa/Aa1
Maryland	162	512	220	894	Aaa/Aa1
Florida	172	51	570	793	Aa1
Arizona	—	417	374	791	Aa1
Colorado	—	521	243	764	Aa1
Georgia	112	314	317	743	Aaa/Aa1
All others(2)(3)	1,121	3,707	3,909	8,737	Aa1

Total	$2,603	$13,005	$10,404	$26,012	Aaa/Aa1

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

(3)
The Company owns $1 million of non-pre-refunded bonds issued by Puerto Rico, which have an average credit quality rating of "B2." The Company does not own any municipal securities issued by the city of Detroit, MI.

        The following table displays the funding sources for the $10.40 billion of municipal bonds identified as revenue bonds in the foregoing table at December 31, 2014.

(at December 31, 2014, in millions)	Carrying Value	Average Credit Quality(1)
Source:
Water and sewer	$4,159	Aaa/Aa1
Higher education	2,254	Aaa/Aa1
Transportation	1,035	Aa1
Power and utilities	913	Aa2
Special tax	726	Aa1
Lease	286	Aa2
Housing	96	Aaa/Aa1
Healthcare	39	Aa2
Industrial revenue	29	A2
Resource recovery revenue	12	A2
Property tax	6	Aa2
Other revenue sources	849	Aa1

Total	$10,404	Aaa/Aa1

(1)
Rated using external rating agencies or by the Company when a public rating does not exist. Ratings shown are the higher of the rating of the underlying issuer or the insurer in the case of securities enhanced by third-party insurance for the payment of principal and interest in the event of issuer default.

        The Company bases its investment decision on the underlying credit characteristics of the municipal security. While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions. Of the insured municipal securities in the Company's investment portfolio at December 31, 2014, approximately 100% were rated at "A3" or above, and approximately 88% were rated at "Aa3" or above, without the benefit of insurance. The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company's results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company's ability and intent to hold the securities. The average credit rating of the underlying issuers of these securities was "Aa2" at December 31, 2014. The average credit rating of the entire municipal bond portfolio was "Aa1" at December 31, 2014, with and without the enhancement provided by third-party insurance.

Debt Securities Issued by Foreign Governments

        The following table shows the geographic distribution of the Company's long-term fixed maturity investments in debt securities issued by foreign governments at December 31, 2014.

(at December 31, 2014, in millions)	Carrying Value	Average Credit Quality(1)
Foreign Government:
Canada	$1,439	Aaa
United Kingdom	826	Aaa/Aa1
All Others(2)(3)	103	Aa1

Total	$2,368	Aaa/Aa1

(1)
Rated using external rating agencies or by the Company when a public rating does not exist.

(2)
The Company does not have direct exposure to sovereign debt issued by the Republic of Ireland, Italy, Greece, Portugal or Spain.

(3)
No other country accounted for 2.5% or more of total debt securities issued by foreign governments.

        The following table shows the Company's Eurozone exposure at December 31, 2014 to all debt securities issued by foreign governments, financial companies, sovereign corporations (including sovereign banks) whose securities are backed by the respective country's government and all other corporate securities (comprised of industrial corporations and utility companies) which could be affected if economic conditions deteriorated due to a prolonged recession.

			Corporate Securities
	Debt Securities Issued by Foreign Governments
			Financial		Sovereign Corporates		All Other
(at December 31, 2014, in millions)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)	Carrying Value	Average Credit Quality(1)
Eurozone Periphery
Ireland	$—	—	$2	A2	$—	—	$64	A3
Spain	—	—	26	A3	—	—	40	A3
Greece	—	—	—	—	—	—	2	Baa2
Italy	—	—	—	—	—	—	2	Ba1
Portugal	—	—	—	—	—	—	—	—

Subtotal	—		28		—		108

Eurozone Non-Periphery
Germany	27	Aaa	10	A3	277	Aaa	317	A3
France	94	Aaa	15	A3	3	Aa1	354	A2
Netherlands	—	—	45	A1	240	Aaa	317	A2
Austria	—	—	—	—	107	Aaa	—	—
Finland	17	Aaa/Aa1	4	Aaa	—	—	1	Ba2
Belgium	—	—	—	—	—	—	194	A2
Luxembourg	—	—	—	—	—	—	61	Aa3

Subtotal	138		74		627		1,244

Total	$138		$102		$627		$1,352

(1)
Rated using external rating agencies or by the Company when a public rating does not exist. The table includes $554 million of short-term securities which have the highest ratings issued by external rating agencies for short-term issuances. For purposes of this table, the short-term securities, which are rated "A-1+" and/or "P-1," are included as "Aaa" rated securities.

        In addition to fixed maturities noted in the foregoing table, the Company has exposure totaling $214 million to private equity limited partnerships and real estate partnerships (both of which are included in other investments in the Company's consolidated balance sheet) whose primary investing focus is across Europe. The Company has unfunded commitments totaling $136 million to these partnerships. The Company also has $5 million of nonredeemable preferred stock (included in equity securities on the Company's consolidated balance sheet) issued by companies in the Eurozone.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

        The Company's fixed maturity investment portfolio at December 31, 2014 and 2013 included $2.21 billion and $2.42 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMO), all of which are subject to prepayment risk (either shortening or lengthening of duration). While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company's investment strategy generally favors securities that reduce this risk within expected interest rate ranges. Included in the totals at December 31, 2014 and 2013 were $872 million and $1.07 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.34 billion and $1.36 billion at December 31, 2014 and 2013, respectively. Approximately 46% and 42% of the Company's CMO holdings at December 31, 2014 and 2013, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC. The average credit rating of the $725 million and $790 million of non-guaranteed CMO holdings at December 31, 2014 and 2013, respectively, was "Ba1" and "Ba3," respectively. The average credit rating of all of the above securities was "Aa3" and "A1" at December 31, 2014 and 2013, respectively.

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

Alternative Documentation Mortgages and Sub-Prime Mortgages

        At December 31, 2014 and 2013, the Company's fixed maturity investment portfolio included CMOs backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $252 million and $293 million, respectively (comprising less than 1% of the Company's total fixed maturity investments at both dates). The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios. Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities' requirements for credit score but do not meet the government-sponsored entities' guidelines for documentation, property type, debt and loan-to-value ratios. The average credit rating on these securities and obligations held by the Company was"Ba2" at both December 31, 2014 and 2013. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio's relatively small size.

Commercial Mortgage-Backed Securities and Project Loans

        At December 31, 2014 and 2013, the Company held commercial mortgage-backed securities (including FHA project loans) of $715 million and $475 million, respectively. The average credit rating on these securities held by the Company was "Aaa" at both December 31, 2014 and 2013. The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio's relatively small size and the underlying credit strength of these securities.

Equity Securities Available for Sale, Real Estate and Short-Term Investments

        See note 1 of notes to the Company's consolidated financial statements for further information about these invested asset classes.

Other Investments

        The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures. These asset classes have historically provided a higher return than the Company's fixed maturity investments but are subject to more volatility. At December 31, 2014 and 2013, the carrying value of the Company's other investments was $3.59 billion and $3.44 billion, respectively.

Securities Lending

        The Company has engaged in securities lending activities from which it generates net investment income by lending certain of its investments to other institutions for short periods of time. At December 31, 2014 and 2013, the Company had $296 million and $131 million of securities on loan, respectively, as part of a tri-party lending agreement. The average monthly balance of securities on loan during 2014 and 2013 was $228 million and $168 million, respectively. Borrowers of these securities provide collateral equal to at least 102% of the market value of the loaned securities plus accrued interest. The Company has not incurred any investment losses in its securities lending program for the years ended December 31, 2014, 2013 and 2012.

Lloyd's Trust Deposit

        The Company utilizes a Lloyd's trust deposit, whereby owned securities with a fair value of approximately $151 million and $181 million held by a wholly-owned subsidiary at December 31, 2014 and 2013, respectively, were pledged into a Lloyd's trust account to provide a portion of the capital needed to support the Company's obligations at Lloyd's.

Net Unrealized Investment Gains

        The net unrealized investment gains that were included as a separate component of accumulated other comprehensive income were as follows:

(at December 31, in millions)	2014	2013	2012
Fixed maturities	$2,673	$1,760	$4,564
Equity securities	320	257	183
Other investments	15	13	14

Unrealized investment gains before tax	3,008	2,030	4,761
Tax expense	1,042	708	1,658

Net unrealized investment gains at end of year	$1,966	$1,322	$3,103

        Net unrealized investment gains at December 31, 2014 increased over the prior year-end, primarily reflecting the impact of a decrease in market interest rates during 2014. Net unrealized investment gains at December 31, 2013 declined from the prior year-end, primarily reflecting the impact of an increase in market interest rates during 2013.

        The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2014, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities:
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	4	—	2	2	8

Total fixed maturities	4	—	2	2	8
Equity securities	—	—	—	—	—

Total	$4	$—	$2	$2	$8

        These unrealized investment losses at December 31, 2014 represent less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders' equity on an after-tax basis.

        For fixed maturity investments where fair value is less than the carrying value and the Company did not reach a decision to impair, the Company continues to have the intent and ability to hold such investments to a projected recovery in value, which may not be until maturity.

        At both December 31, 2014 and 2013, below investment grade securities comprised 3.0% of the Company's fixed maturity investment portfolio. Included in below investment grade securities at December 31, 2014 were securities in an unrealized loss position that, in the aggregate, had an amortized cost of $645 million and a fair value of $619 million, resulting in a net pretax unrealized investment loss of $26 million. These securities in an unrealized loss position represented approximately 1% of both the total amortized cost and the fair value of the fixed maturity portfolio at December 31, 2014 and accounted for 22.0% of the total gross pretax unrealized investment loss in the fixed maturity portfolio at December 31, 2014.

Impairment Charges

        Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2014	2013	2012
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1	2	4
All other corporate bonds	15	3	4
Redeemable preferred stock	—	—	—

Total fixed maturities	16	5	8

Equity securities
Public common stock	9	5	3
Non-redeemable preferred stock	—	—	1

Total equity securities	9	5	4

Other investments	1	5	3

Total	$26	$15	$15

        Following are the pretax realized losses on investments sold during the year ended December 31, 2014:

(for the year ended December 31, 2014, in millions)	Loss	Fair Value
Fixed maturities	$12	$523
Equity securities	3	115

Total	$15	$638

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

        The tables below set forth the probabilities that estimated losses, comprising claims and allocated claim adjustment expenses (but excluding unallocated claim adjustment expenses), from a single event occurring in a one-year timeframe will equal or exceed the indicated loss amounts (expressed in dollars and as a percentage of the Company's common equity), based on the current version of the proprietary and third-party computer models utilized by the Company at December 31, 2014. For example, on the basis described below the tables, the Company estimates that there is a one percent chance that the Company's loss from a single U.S. hurricane in a one-year timeframe would equal or exceed $1.3 billion, or 6% of the Company's common equity at December 31, 2014.

	Dollars (in billions)
Likelihood of Exceedance(1)	Single U.S. Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	$1.0	$0.5
1.0% (1-in-100)	$1.3	$0.6
0.4% (1-in-250)	$1.9	$0.9
0.1% (1-in-1,000)	$3.6	$1.5

	Percentage of Common Equity(2)
Likelihood of Exceedance	Single U.S. Hurricane	Single U.S. and Canadian Earthquake
2.0% (1-in-50)	5%	2%
1.0% (1-in-100)	6%	2%
0.4% (1-in-250)	8%	4%
0.1% (1-in-1,000)	16%	7%

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

        The threshold loss amounts in the tables above, which are based on the Company's in-force portfolio at December 31, 2014 and catastrophic reinsurance program at January 1, 2015, are net of reinsurance, after-tax and exclude unallocated claim adjustment expenses, which historically have been less than 10% of loss estimates. For further information regarding the Company's reinsurance, see "Item 1—Reinsurance." The amounts for hurricanes reflect U.S. exposures and include property exposures, property residual market exposures and an adjustment for certain non-property exposures. The hurricane loss amounts are based on the Company's catastrophe risk model estimates and include losses from the hurricane hazards of wind and storm surge. The amounts for earthquakes reflect U.S. and Canadian property and workers' compensation exposures. The Company does not believe that the inclusion of hurricane or earthquake losses arising from other geographical areas or other exposures would materially change the estimated threshold loss amounts.

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

        Moreover, the Company is exposed to the risk of material losses from other than property and workers' compensation coverages arising out of hurricanes and earthquakes, and it is exposed to catastrophe losses from perils other than hurricanes and earthquakes, such as tornadoes and other windstorms, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares, as well as acts of terrorism and cyber-risk.

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

CHANGING CLIMATE CONDITIONS

        Severe weather events over the last several years have underscored the unpredictability of future climate trends and created uncertainty regarding insurers' exposures to financial loss as a result of catastrophes and other weather-related events. For example, over the last decade hurricane activity has impacted areas further inland than previously experienced by the Company, thus expanding the Company's potential for losses from hurricanes. Additionally, both the frequency and severity of tornado and hail storms in the United States have been more volatile in recent years, while any further reductions in arctic sea ice may contribute to rising sea levels that could impact flooding in coastal areas. Accordingly, the Company may be subject to increased losses from catastrophes and other weather-related events. Additionally, the Company's catastrophe models may be less reliable due to the increased unpredictability, frequency and severity of severe weather events or a delay in the recognition of recent changes in climate conditions.

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

        The following table summarizes the composition of the Company's reinsurance recoverables:

(at December 31, in millions)	2014	2013
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,270	$4,707
Allowance for uncollectible reinsurance	(203)	(239)

Net reinsurance recoverables	4,067	4,468
Mandatory pools and associations	1,909	1,897
Structured settlements	3,284	3,348

Total reinsurance recoverables	$9,260	$9,713

        The $401 million decline in net reinsurance recoverables from December 31, 2013 primarily reflected the impact of (i) net favorable prior year reserve development, (ii) cash collections, (iii) commutation agreements, as well as (iv) a slightly lower level of reinsurance purchased in 2014.

        The following table presents the Company's top five reinsurer groups by reinsurance recoverable at December 31, 2014 (in millions). Also included is the A.M. Best rating of each reinsurer group at February 12, 2015:

Reinsurer Group	Reinsurance Recoverable	A.M. Best Rating of Group's Predominant Reinsurer
Swiss Re Group	$464	A+	second highest of 16 ratings
Munich Re Group	462	A+	second highest of 16 ratings
Sompo Japan Nipponkoa Group(1)	250	A+	second highest of 16 ratings
Berkshire Hathaway	229	A++	highest of 16 ratings
XL Capital Group(2)	202	A	third highest of 16 ratings

(1)
On September 1, 2014, NKSJ Holdings, Inc. changed its name to Sompo Japan Nipponkoa Holdings, Inc.

(2)
On January 9, 2015, XL Capital Group announced that it had entered into an agreement to acquire Catlin Group Limited. Additionally, A.M. Best has placed XL Capital Group's ratings under review with negative implications.

        On January 25, 2015, AXIS Capital Holdings Limited and PartnerRe Ltd. announced that they had signed a definitive amalgamation agreement. The Company's aggregated reinsurance recoverables from these entities at December 31, 2014 totaled approximately $236 million. The A.M. Best ratings for each entity at February 12, 2015 was "A+" (second highest of 16 ratings). A.M. Best has placed the ratings of each entity under review with negative implications.

        At December 31, 2014, the Company held $1.17 billion of collateral in the form of letters of credit, funds and trust agreements held to fully or partially collateralize certain reinsurance recoverables.

        For a discussion of a pending reinsurance dispute pertaining to a portion of the Company's reinsurance recoverable from the Munich Re Group in the foregoing table, see note 16 of notes to the consolidated financial statements.

        Included in reinsurance recoverables are amounts related to structured settlements, which are annuities purchased from various life insurance companies to settle certain personal physical injury claims, of which workers' compensation claims comprise a significant portion. In cases where the Company did not receive a release from the claimant, the amount due from the life insurance company related to the structured settlement is included in the Company's consolidated balance sheet as a reinsurance recoverable and the related claim cost is included in the liability for claims and claim adjustment expense reserves, as the Company retains the contingent liability to the claimant. If it is expected that the life insurance company is not able to pay, the Company would recognize an impairment of the related reinsurance recoverable if, and to the extent, the purchased annuities are not covered by state guaranty associations. In the event that the life insurance company fails to make the required annuity payments, the Company would be required to make such payments. The following table presents the Company's top five groups by structured settlements at December 31, 2014 (in millions). Also included is the A.M. Best rating of the Company's predominant insurer from each insurer group at February 12, 2015:

Group	Structured Settlements	A.M. Best Rating of Group's Predominant Insurer
Fidelity & Guaranty Life Group	$938	B++	fifth highest of 16 ratings
MetLife Group	439	A+	second highest of 16 ratings
Genworth Financial Group(1)	414	A	third highest of 16 ratings
John Hancock Group	259	A+	second highest of 16 ratings
Symetra Financial Corporation	238	A	third highest of 16 ratings

(1)
A.M. Best has placed the ratings of Genworth Financial Group under review with negative implications.

        The Company considers the ratings and related outlook assigned to reinsurance companies and life insurance companies by various independent ratings agencies in assessing the adequacy of its allowance for uncollectible amounts.

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

        Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong. In the Business and International Insurance segment, the Company expects that renewal premium changes during 2015 will remain positive, driven by both positive renewal rate changes and, subject to the economic uncertainties discussed below, growth in insured exposures, but will be lower than the levels attained in 2014. In the Bond & Specialty Insurance segment, the Company expects that renewal premium changes during 2015 will be broadly consistent with 2014. With respect to surety, the Company expects net written premium volume in 2015 that is broadly consistent with the levels attained in 2014. In the Personal Insurance segment, the Company expects both Agency Automobile and Agency Homeowners and Other renewal premium changes during 2015 will remain positive, driven by both positive renewal rate changes (based on the Company's actions to file for rate increases) and, subject to the economic uncertainties discussed below, growth in insured exposures, but will be lower than the levels attained in 2014. The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

        Property and casualty insurance market conditions are expected to remain competitive during 2015 for new business, not only in Business and International Insurance and Bond & Specialty Insurance, but especially in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as "comparative raters," has facilitated the process of generating multiple quotes, thereby increasing price comparison on new business and, increasingly, on renewal business. The Company anticipates that its new Quantum Auto 2.0 product in the Personal Insurance segment's Agency Automobile line of business, as discussed below, will continue to increase new business premiums during 2015. The Company also anticipates that, as a result of strong business retentions and increases in new business, policies in force in the Personal Insurance segment's Agency Automobile line of business will continue to increase in 2015. In each of the Company's business segments, new business generally has less of an impact on underwriting profitability than renewal business. However, in periods of meaningful increases in new business, the impact of a higher mix of new business versus renewal business may negatively impact underwriting profitability.

        In recent years, the federal government, particularly the Federal Reserve, has taken extraordinary steps to stabilize financial markets, encourage economic growth and keep interest rates low. During this time, the United States has experienced a slow rate of economic growth. Even if economic growth continues in the United States, or other regions in which we do business, it may be at a slow or slower rate for an extended period of time. Further, general uncertainty regarding a variety of domestic and international matters, such as the U.S. Federal budget and taxes, implementation of the Affordable Care Act, the regulatory environment and geopolitical instability in various parts of the world, has added to the uncertainty regarding economic conditions generally. If economic conditions deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company's ability to write business at acceptable rates. Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could adversely impact net written premiums during 2015, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted in 2015.

        Underwriting Gain/Loss.    The Company's underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

        Catastrophe and other weather-related losses are inherently unpredictable from period to period. The Company experienced significant catastrophe and other weather-related losses in a number of recent periods, which adversely impacted its results of operations. The Company's results of operations could be adversely impacted if significant catastrophe and other weather-related losses were to occur during 2015.

        For the last several years, the Company's results have included significant amounts of net favorable prior year reserve development, although at lower levels in some recent periods, driven by better than expected loss experience in all of the Company's segments. The lower level of net favorable prior year reserve development in a number of recent periods may have been in part due to the Company's reserve estimation process incorporating those factors that led to the higher levels of net favorable prior year reserve development in previous years. If that trend continues, the better than expected loss experience may continue at these recent lower levels, or even lower levels. However, given the inherent uncertainty in estimating claims and claim adjustment expense reserves, loss experience could develop such that the Company recognizes higher or lower levels of favorable prior year reserve development, no favorable prior year reserve development or unfavorable prior year reserve development in future periods. In addition, the ongoing review of prior year claims and claim adjustment expense reserves, or other changes in current period circumstances, may result in the Company revising current year loss estimates upward or downward in future periods of the current year.

        It is possible that the steps taken by the federal government, particularly the Federal Reserve, to stabilize financial markets and improve economic conditions could lead to higher inflation than the Company had anticipated, which could in turn lead to an increase in the Company's loss costs. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered "long tail", such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year. For a further discussion, see "Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, our financial results could be materially and adversely affected."

        In Business and International Insurance, the Company expects underlying underwriting margins during 2015 that will be modestly higher than in 2014. In making this comparison, the Company has assumed that non-catastrophe weather-related losses and what the Company defines as large losses will be at lower levels than what the Company experienced in 2014, particularly in the second half of that year.

        In Bond & Specialty Insurance, the Company expects underlying underwriting margins during 2015 that will be broadly consistent with those in 2014.

        In Personal Insurance, the Company anticipates underlying underwriting margins in 2015 will be lower than in 2014. In Agency Automobile, the Company expects underlying underwriting margins in 2015 that will be slightly lower than in 2014 due to the impact of an expected higher mix of new business versus renewal business. In Agency Homeowners and Other, the Company anticipates underlying underwriting margins in 2015 that will be lower than in 2014, reflecting normalized levels of non-catastrophe weather-related losses. Also in Personal Insurance, the Company's direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company's long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain modest with respect to premium volume and remain unprofitable for a number of years as this book of business grows and matures.

        The Agency Automobile line of business has been negatively impacted by various factors, including the use of price comparison technology by agents and brokers as discussed above. The Company's actions in response to these factors have included, among other things, the reduction of certain claim adjustment and other insurance expenses, with the majority of the impact in the Agency Automobile line of business. At December 31, 2014, these actions to reduce costs have resulted in an expected annual decrease of $140 million in pre-tax expenses in 2015 when compared with expense levels prior to their implementation. Additionally, in the fourth quarter of 2013, the Company launched its newest private passenger automobile product, Quantum Auto 2.0. This product, in addition to incorporating the cost savings described above, has a lower base commission rate than the Company's existing Quantum Auto 1.0 product. These changes in cost structure enabled the Company to price Quantum Auto 2.0 more competitively while maintaining expected returns at appropriate levels. By December 31, 2014, the Company offered Quantum Auto 2.0 in approximately 90% of the states where it plans to offer the product, and the Company currently expects that, by the end of 2015, it will offer the product in all of those states. The Company intends that, in approved states, all new accounts will be written using Quantum Auto 2.0. In addition, Quantum Auto 2.0 is available to agents at their discretion for existing accounts.

        Investment Portfolio.    The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The average effective duration of fixed maturities and short-term securities was 3.5 (3.7 excluding short-term securities) at December 31, 2014. From time to time, the Company enters into short positions in

U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio. At December 31, 2014, the Company had $350 million notional value of open U.S. Treasury futures contracts. The Company continually evaluates its investment alternatives and mix. Currently, the majority of the Company's investments are comprised of a widely diversified portfolio of high-quality, liquid taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

        The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures. These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

        Net investment income is a material contributor to the Company's results of operations. Interest rates remain at very low levels by historical standards. Based on the current interest rate environment, the Company estimates that the impact of lower reinvestment yields on the Company's fixed maturity portfolio could, for 2015, result in approximately $25 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding quarters of 2014. Given recent general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio during 2015 will be lower than in 2014. If general economic conditions and/or investment market conditions deteriorate during 2015, the Company could also experience a further reduction in net investment income and/or significant realized investment losses, including impairments.

        The Company had a net pre-tax unrealized investment gain of $2.67 billion ($1.75 billion after-tax) in its fixed maturity investment portfolio at December 31, 2014. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders' equity, and a declining interest rate environment would have the opposite effects.

        For further discussion of the Company's investment portfolio, see "Investment Portfolio." For a discussion of the risks to the Company's business during or following a financial market disruption and risks to the Company's investment portfolio, see the risk factors entitled "During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected" and "Our investment portfolio may suffer reduced returns or material realized or unrealized losses" included in "Part I—Item 1A—Risk Factors." For a discussion of the risks to the Company's investments from foreign currency exchange rate fluctuations, see the risk factor entitled "We are subject to a number of risks associated with our business outside the United States" and see "Part I—Item 7A—Quantitative and Qualitative Disclosure About Market Risk—Foreign Currency Exchange Rate Risk."

        Capital Position.    The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income. In addition, the timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. For information regarding the Company's common share repurchases in 2014, see "Liquidity and Capital Resources."

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

        Operating Company Liquidity.    The liquidity requirements of the Company's insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities. Cash provided from these sources is used primarily for claims and claim adjustment expense payments and operating expenses. The insurance subsidiaries' liquidity requirements can be impacted by, among other factors, the timing and amount of catastrophe claims, which are inherently unpredictable, as well as the timing and amount of reinsurance recoveries, which may be affected by reinsurer solvency and reinsurance coverage disputes. Additionally, the variability of asbestos-related claim payments, as well as the volatility of potential judgments and settlements arising out of litigation, may also result in increased liquidity requirements. It is the opinion of the Company's management that the insurance subsidiaries' future liquidity needs will be adequately met from all of the sources described above. Subject to restrictions imposed by states in which the Company's insurance subsidiaries are domiciled, the Company's principal insurance subsidiaries pay dividends to their respective parent companies, which in turn pay dividends to the corporate holding (parent) company (TRV). For further information regarding restrictions on dividends paid by the Company's insurance subsidiaries, see "Part I—Item 1—Regulation."
        Holding Company Liquidity.    TRV's liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan. At December 31, 2014, TRV held total cash and short-term invested assets in the United States aggregating $1.59 billion and having a weighted average maturity of 56 days. These assets are sufficient to meet TRV's current liquidity requirements and are in excess of TRV's minimum target level, which comprises TRV's estimated annual pretax interest expense and common shareholder dividends, and currently totals approximately $1.1 billion.

        TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. U.S. income taxes have not been recognized on $647 million of the Company's foreign operations' undistributed earnings as of December 31, 2014, as such earnings are intended to be permanently reinvested in those operations. Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company. The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company's financial position or liquidity at December 31, 2014.

        TRV has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in June 2018. This line of credit also supports TRV's $800 million commercial paper program, of which $100 million was outstanding at December 31, 2014. TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

        The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $118 million, to provide a portion of the capital needed to support its obligations at Lloyd's at December 31, 2014. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd's, which could include utilizing holding company funds on hand.

Operating Activities

        Net cash flows provided by operating activities were $3.69 billion, $3.82 billion and $3.23 billion in 2014, 2013 and 2012, respectively. Cash flows in 2014 primarily reflected higher levels of payments for claims and claim adjustment expenses, general and administrative expenses and commission expenses, as well as higher income tax payments, partially offset by higher levels of collected premiums. These increases included the impact of the Company's acquisition of Dominion. Cash flows in 2013 primarily reflected a decrease in losses paid related to catastrophes and a higher level of collected premiums, partially offset by an increase in income tax payments. Cash flows in 2012 primarily reflected a decrease in losses paid related to catastrophes, a lower level of paid losses related to asbestos claims and operations in runoff and a higher level of collected premiums, partially offset by an increase in paid losses related to non-catastrophe ongoing business (including the impact of increased loss costs). In 2014 and 2012, the Company voluntarily made contributions totaling $200 million and $217 million, respectively, to its qualified domestic pension plan. In 2013, the Company made no contributions to its qualified domestic pension plan. The qualified domestic pension plan was 96% and 106% funded at December 31, 2014 and 2013, respectively.

Investing Activities

        Net cash flows provided by investing activities in 2014 were $206 million, compared with net cash flows used in investing activities of $910 million and $972 million in 2013 and 2012, respectively. The 2013 total included $997 million related to the Company's acquisition of Dominion (net of cash acquired). The Company's consolidated total investments at December 31, 2014 increased by $101 million, or less than 1% over year-end 2013, primarily reflecting the impact of net cash flows provided by operating activities and an increase in net unrealized appreciation of investments, largely offset by common share repurchases and dividends paid to shareholders. The Company's consolidated total investments at December 31, 2013 decreased by $678 million, or 1% over year-end 2012, primarily reflecting the impact of a significant decline in net unrealized appreciation of investments driven by an increase in interest rates, common share repurchases and dividends paid to shareholders, partially offset by net cash flows provided by operating activities and the acquisition of Dominion.

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

Financing Activities

        Net cash flows used in financing activities were $3.81 billion, $2.94 billion and $2.15 billion in 2014, 2013 and 2012, respectively. The totals in each year primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises. The total in 2013 also included the issuance of 4.60% senior notes for net proceeds of $494 million and the payment of the Company's $500 million, 5.00% senior notes at maturity. Common share repurchases in 2014, 2013 and 2012 were $3.33 billion, $2.46 billion and $1.53 billion, respectively.

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

        Dividends.    Dividends paid to shareholders were $729 million, $729 million and $694 million in 2014, 2013 and 2012, respectively. The declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Company's board of directors and will depend upon many factors, including the Company's financial position, earnings, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On January 22, 2015, the Company announced that it declared a regular quarterly dividend of $0.55 per share, payable March 31, 2015, to shareholders of record on March 10, 2015.

        Share Repurchases.    The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. The following table summarizes repurchase activity in 2014 and remaining repurchase capacity at December 31, 2014.

Quarterly Period Ending (in millions, except per share amounts)	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2014	7.8	$650	$82.97	$4,109
June 30, 2014	9.5	875	92.67	3,234
September 30, 2014	8.1	750	92.47	2,484
December 31, 2014	9.7	1,000	102.82	1,484

Total	35.1	$3,275	93.27	1,484

        From the inception of the first authorization on May 2, 2006 through December 31, 2014, the Company has repurchased a cumulative total of 425.9 million shares for a total cost of $24.52 billion, or an average of $57.56 per share.

        In 2014, 2013 and 2012, the Company acquired 0.7 million, 0.8 million and 0.9 million shares, respectively, of common stock from employees as treasury stock primarily to cover payroll withholding taxes related to the vesting of restricted stock awards and exercises of stock options.

        2014 Stock Incentive Plan.    In February 2014, the Company's board of directors approved The Travelers Companies, Inc. 2014 Stock Incentive Plan (the 2014 Incentive Plan) to replace, effective with shareholder approval, the Amended and Restated 2004 Stock Incentive Plan (the 2004 Incentive Plan), which was scheduled to expire in July 2014. At the Company's 2014 Annual Meeting of Shareholders on May 27, 2014, the shareholders approved the 2014 Incentive Plan. Accordingly, the 2014 Incentive Plan became effective on that date, and no further awards will be made under the 2004 Incentive Plan. The 2014 Incentive plan has substantially the same terms, other than the number of shares available, as the 2004 Incentive Plan and is effective through February 5, 2024. The number of shares initially available for issuance under the 2014 Incentive Plan was 10,000,000 shares of common stock. Shares of common stock subject to awards granted under the 2014 Incentive Plan or the prior 2004 Incentive Plan that (i) expire unexercised, (ii) are forfeited, terminated or canceled, (iii) are settled in cash or other forms of property, or (iv) otherwise do not result in the issuance of shares of common stock, will be available for grant under the 2014 Incentive Plan.

Capital Resources

        Capital resources reflect the overall financial strength of the Company and its ability to borrow funds at competitive rates and raise new capital to meet its needs. The following table summarizes the components of the Company's capital structure at December 31, 2014 and 2013.

(at December 31, in millions)	2014	2013
Debt:
Short-term	$500	$100
Long-term	5,861	6,261
Net unamortized fair value adjustments and debt issuance costs	(12)	(15)

Total debt	6,349	6,346

Shareholders' equity:
Common stock and retained earnings, less treasury stock	23,956	23,986
Accumulated other comprehensive income	880	810

Total shareholders' equity	24,836	24,796

Total capitalization	$31,185	$31,142

        Total capitalization at December 31, 2014 was $31.19 billion, $43 million higher than at December 31, 2013, primarily reflecting the impact of net income of $3.69 billion and an increase in net unrealized appreciation of investments, partially offset by common share repurchases totaling $3.28 billion under the Company's share repurchase authorization and shareholder dividends of $735 million.

        The following table provides a reconciliation of total capitalization excluding net unrealized gains on investments to total capitalization presented in the foregoing table.

(at December 31, dollars in millions)	2014	2013
Total capitalization excluding net unrealized gains on investments	$29,219	$29,820
Net unrealized gain on investments, net of taxes	1,966	1,322

Total capitalization	$31,185	$31,142

Debt-to-total capital ratio	20.4%	20.4%

Debt-to-total capital ratio excluding net unrealized gains on investments	21.7%	21.3%

        The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company's management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company's financial leverage position. The Company's ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) of 21.7% at December 31, 2014 was within the Company's target range of 15% to 25%.

        Credit Agreement.    The Company is a party to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires in June 2018. Terms of the credit agreement are discussed in more detail in note 8 of notes to the Company's consolidated financial statements.

        Shelf Registration.    The Company has filed with the Securities and Exchange Commission a universal shelf registration statement for the potential offering and sale of securities. The Company may offer these securities from time to time at prices and on other terms to be determined at the time of offering.

        Share Repurchase Authorization.    At December 31, 2014, the Company had $1.48 billion of capacity remaining under its share repurchase authorization approved by the board of directors.

Contractual Obligations

        The following table summarizes, as of December 31, 2014, the Company's future payments under contractual obligations and estimated claims and claim-related payments. The table excludes short-term liabilities and includes only obligations at December 31, 2014 that are expected to be settled in cash.

        The table below includes the amount and estimated future timing of claims and claim-related payments. The amounts do not represent the exact liability, but instead represent estimates, generally utilizing actuarial projections techniques, at a given accounting date. These estimates include expectations of what the ultimate settlement and administration of claims will cost based on the Company's assessment of facts and circumstances known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation or deflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of the policyholder event and the time it is actually reported to the insurer. The future cash flows related to the items contained in the table below required estimation of both amount (including severity considerations) and timing. Amount and timing are frequently estimated separately. An estimation of both amount and timing of future cash flows related to claims and claim-related payments has unavoidable estimation uncertainty.

        The contractual obligations at December 31, 2014 were as follows:

Payments Due by Period (in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Debt
Senior notes	$5,900	$400	$850	$1,000	$3,650
Junior subordinated debentures	361	—	—	—	361

Total debt principal	6,261	400	850	1,000	4,011
Interest	5,207	365	647	519	3,676

Total long-term debt obligations(1)	11,468	765	1,497	1,519	7,687

Operating leases(2)	696	160	262	141	133

Purchase obligations
Information systems administration and maintenance commitments(3)	167	77	83	6	1
Other purchase commitments(4)	161	41	51	37	32

Total purchase obligations	328	118	134	43	33

Long-term unfunded investment commitments(5)	1,634	367	490	526	251

Estimated claims and claim-related payments
Claims and claim adjustment expenses(6)	47,646	9,911	10,732	5,731	21,272
Claims from large deductible policies(7)	—	—	—	—	—
Loss-based assessments(8)	168	36	50	18	64
Payout from ceded funds withheld(9)	124	5	11	11	97

Total estimated claims and claim-related payments	47,938	9,952	10,793	5,760	21,433

Liabilities related to unrecognized tax benefits(10)	628	628	—	—	—

Total	$62,692	$11,990	$13,176	$7,989	$29,537

(1)
The Company's $107 million remaining aggregate principal amount of 6.25% fixed-to-floating rate debentures bear interest at an annual rate of 6.25% from the date of issuance to, but excluding, March 15, 2017 and at a rate of three-month LIBOR plus 2.215% thereafter. The table above includes interest payments through the scheduled maturity date of March 15, 2037. Interest payments beginning March 15, 2017 through March 15, 2037 were calculated using the three-month LIBOR rate as of December 31, 2014.

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

The Company has entered into reinsurance agreements to manage its exposure to losses and protect its capital as described in note 5 of notes to the Company's consolidated financial statements.

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

The estimated future cash inflows from the Company's reinsurance contracts that qualify for reinsurance accounting are as follows:

(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Reinsurance recoverables	$5,627	$748	$1,013	$631	$3,235

  The Company manages its business and evaluates its liabilities for claims and claim adjustment expenses on a net of reinsurance basis. The estimated cash flows on a net of reinsurance basis are as follows:

(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Claims and claim adjustment expenses, net	$42,019	$9,163	$9,719	$5,100	$18,037

  For business underwritten by non-U.S. operations, future cash flows related to reported and unreported claims incurred and related claim adjustment expenses were translated at the spot rate on December 31, 2014.

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

The estimated timing of the payment of the contractholder payables and the collection of contractholder receivables for workers' compensation policies is presented below:

(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Contractholder payables/receivables	$4,362	$1,089	$1,211	$657	$1,405
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

(10)
The Company's current liabilities related to unrecognized tax benefits from uncertain tax positions are $628 million. Offsetting these liabilities are deferred tax assets of $588 million associated with the temporary differences that would exist if these positions become realized.

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

Dividend Availability

        The Company's principal insurance subsidiaries are domiciled in the state of Connecticut. The insurance holding company laws of Connecticut applicable to the Company's subsidiaries requires notice to, and approval by, the state insurance commissioner for the declaration or payment of any dividend that, together with other distributions made within the preceding twelve months, exceeds the greater of 10% of the insurer's statutory capital and surplus as of the preceding December 31, or the insurer's net income for the twelve-month period ending the preceding December 31, in each case determined in accordance with statutory accounting practices and by state regulation. This declaration or payment is further limited by adjusted unassigned surplus, as determined in accordance with statutory accounting practices. The insurance holding company laws of other states in which the Company's subsidiaries are domiciled generally contain similar, although in some instances somewhat more restrictive, limitations on the payment of dividends. A maximum of $3.25 billion is available by the end of 2015 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2015 and/or increase the amount of dividends from its insurance subsidiaries in 2015, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

        In addition to the regulatory restrictions on the availability of dividends that can be paid by the Company's U.S. insurance subsidiaries, the maximum amount of dividends that may be paid to the Company's shareholders is limited, to a lesser degree, by certain covenants contained in its line of credit agreement with a syndicate of financial institutions that require the Company to maintain a minimum consolidated net worth as described in note 8 of notes to the Company's consolidated financial statements.

        TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. The undistributed earnings of the Company's foreign operations are not material and are intended to be permanently reinvested in those operations.

        TRV and its two non-insurance holding company subsidiaries received $4.10 billion of dividends in 2014 from their U.S. insurance subsidiaries.

Pension and Other Postretirement Benefit Plans

        The Company sponsors a qualified non-contributory defined benefit pension plan (the Qualified Plan), which covers substantially all U.S. domestic employees and provides benefits primarily under a cash balance formula. In addition, the Company sponsors a nonqualified defined benefit pension plan which covers certain highly-compensated employees, pension plans for employees of its foreign subsidiaries, and a postretirement health and life insurance benefit plan for employees satisfying certain age and service requirements and for certain retirees.

        The Qualified Plan is subject to regulations under the Employee Retirement Income Act of 1974 as amended (ERISA), which requires plans to meet minimum standards of funding and requires such plans to subscribe to plan termination insurance through the Pension Benefit Guaranty Corporation (PBGC). The Company does not have a minimum funding requirement for the Qualified Plan for 2015 and does not anticipate having a minimum funding requirement in 2016. The Company has significant discretion in making contributions above those necessary to satisfy the minimum funding requirements. In 2014, 2013 and 2012, there was no minimum funding requirement for the Qualified Plan. In 2014 and 2012, the Company voluntarily made contributions totaling $200 million and $217 million, respectively, to the Qualified Plan. In determining future contributions, the Company will consider the performance of the plan's investment portfolio, the effects of interest rates on the projected benefit obligation of the plan and the Company's other capital requirements. The Company has not determined whether or not additional voluntary funding will be made in the 2015. However, the Company currently believes, subject to actual plan performance and funded status at the time, that it may make voluntary pension contributions of approximately $75 million to $100 million annually beginning in 2015 as well as over the following several years.

        At December 31, 2014, the Company updated its mortality assumptions for estimating its qualified pension plan liabilities utilizing a new mortality table and related improvement scale issued by the Society of Actuaries in October 2014. The adoption of the new mortality table and related improvement scale increased the projected benefit obligation by $150 million at December 31, 2014.

        The Qualified Plan assets are managed to maximize long-term total return while maintaining an appropriate level of risk. The Company's overall strategy is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. For 2015, the Company plans to apply an expected long-term rate of return on plan assets of 7.25%, down from 7.50% in 2014. The expected rate of return reflects the Company's current expectations with regard to long-term returns on the Qualified Plan's invested assets, taking into account the current valuation of U.S. equities, the 75% increase in the S&P 500 Index over the past three years and the current low level of long-term interest rates which, according to the Federal Reserve's Commentary in December 2014, are expected to remain at their current low level until its objectives of maximum employment and 2% inflation are achieved. The Company's expected long-term rate of return on plan assets also contemplates a return to more normal levels of long-term interest rates in the future.

        For further discussion of the pension and other postretirement benefit plans, see note 14 of notes to the consolidated financial statements.

Risk-Based Capital

        The NAIC has an RBC requirement for most property and casualty insurance companies, which determines minimum capital requirements and is intended to raise the level of protection for policyholder obligations. The Company's U.S. insurance subsidiaries are subject to these NAIC RBC requirements based on laws that have been adopted by individual states. These requirements subject insurers having policyholders' surplus less than that required by the RBC calculation to varying degrees of regulatory action, depending on the level of capital inadequacy. Each of the Company's U.S. insurance subsidiaries had policyholders' surplus at December 31, 2014 significantly above the level at which any RBC regulatory action would occur. Regulators in the jurisdictions in which the Company's foreign insurance subsidiaries are located require insurance companies to maintain certain levels of capital depending on, among other things, the type and amount of insurance policies in force. Each of the Company's foreign insurance subsidiaries had capital significantly above their respective regulatory requirements at December 31, 2014.

Off-Balance Sheet Arrangements

        The Company has entered into certain contingent obligations for guarantees related to selling businesses to third parties, certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries and various other indemnifications. See note 16 of notes to the Company's consolidated financial statements. The Company does not expect these arrangements will have a material effect on the Company's financial position, changes in financial position, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING ESTIMATES

        The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments.

Claims and Claim Adjustment Expense Reserves

        Gross claims and claim adjustment expense reserves by product line were as follows:

	December 31, 2014			December 31, 2013
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,886	$7,826	$13,712	$5,355	$8,604	$13,959
Commercial property	795	496	1,291	778	542	1,320
Commercial multi-peril	1,849	1,819	3,668	1,879	1,707	3,586
Commercial automobile	2,094	1,249	3,343	2,305	1,219	3,524
Workers' compensation	10,067	8,191	18,258	9,918	7,856	17,774
Fidelity and surety	233	573	806	426	818	1,244
Personal automobile	1,737	848	2,585	1,793	785	2,578
Homeowners and personal—other	578	525	1,103	635	551	1,186
International and other	3,254	1,804	5,058	3,585	2,109	5,694

Property-casualty	26,493	23,331	49,824	26,674	24,191	50,865
Accident and health	26	—	26	30	—	30

Claims and claim adjustment expense reserves	$26,519	$23,331	$49,850	$26,704	$24,191	$50,895

        The $1.05 billion decrease in gross claims and claim adjustment expense reserves since December 31, 2013 primarily reflected the impact of favorable prior year reserve development, changes in foreign currency exchange rates and payments related to operations in runoff.

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

        A portion of the Company's gross claims and claim adjustment expense reserves (totaling $2.87 billion at December 31, 2014) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs' expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company's management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company's future operating results. See the preceding discussion of "Asbestos Claims and Litigation" and "Environmental Claims and Litigation."

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

        For some lines, the impact of large individual claims can be material to the analysis. These lines are generally referred to as being "low frequency/high severity," while lines without this "large claim" sensitivity are referred to as "high frequency/low severity." Estimates of claim liabilities for low frequency/high severity lines can be sensitive to the impact of a small number of potentially large claims. As a result, the role of judgment is much greater for these reserve estimates. In contrast, for high frequency/low severity lines the impact of individual claims is relatively minor and the range of reasonable reserve estimates is likely narrower and more stable.

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

        In order to provide information on reasonably possible reserving changes by product line, the historical changes in year-end claims and claim adjustment expense reserves over a one-year period are provided for the U.S. product lines. This information is provided for both the Company and the industry for the nine most recent years, and is based on the most recent publicly available data for the reported line(s) that most closely match the individual product line being discussed. These changes were calculated, net of reinsurance, from statutory annual statement data found in Schedule P of those statements, and represent the reported reserve development on the beginning-of-the-year claim liabilities divided by the beginning claim liabilities, all accident years combined, excluding non-defense related claim adjustment expense. Data presented for the Company includes history for the entire Travelers group (U.S. companies only), whether or not the individual subsidiaries were originally part of The St. Paul Companies, Inc. (SPC) or TPC. This treatment is required by the statutory reporting instructions promulgated by state regulatory authorities for Schedule P. Comparable data for non-U.S. companies is not available.

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

        Defense costs are also a part of the insured costs covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims. For some products this risk is mitigated by policy language such that the insured portion of defense costs is included in the policy limit available to pay the claim. Such "defense within the limits" policies are most common for "claims-made" products. When defense costs are outside of the policy limits, the full amount of the policy limit is available to pay claims and the amounts paid for defense costs have no contractual limit.

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

        Historically, the one-year change in the reserve estimate for this product line, excluding estimated asbestos and environmental amounts, over the last nine years has varied from –8% to 2% (averaging –4%) for the Company, and from –5% to 2% (averaging –3%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. General liability reserves (excluding asbestos and environmental) represent approximately 23% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line, excluding estimated asbestos and environmental amounts, was –5% for 2014, –4% for 2013 and –3% for 2012. The 2014 change was primarily concentrated in excess coverages for accident years 2008 through 2012, reflecting more favorable legal and judicial environments than what the Company previously expected. The 2013 change was primarily concentrated in excess coverages for accident years 2010 and prior, reflecting more favorable legal and judicial environments than what the Company previously expected. The 2012 change was primarily concentrated in excess coverages for accident years 2009 and prior, reflecting more favorable legal and judicial environments than what the Company previously expected. Also contributing to the 2012 change was better than expected results for management liability business, primarily for the errors & omissions and fiduciary products for accident years 2007 and prior.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –25% to –5% (averaging –16%) for the Company, and from –14% to –5% (averaging –9%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial property reserves represent approximately 3% of the Company's total claims and claim adjustment expense reserves.

        Since commercial property is considered a short tail coverage, the one year change for commercial property can be more volatile than that for the longer tail product lines. This is due to the fact that the majority of the reserve for commercial property relates to the most recent accident year, which is subject to the most uncertainty for all product lines. This recent accident year uncertainty is relevant to commercial property because of weather-related events which, notwithstanding 2013 and 2014 experience, tend to be concentrated in the second half of the year, and generally are not completely resolved until the following year. Reserve estimates associated with major catastrophes may take even longer to resolve. The reserve estimates for this product line are also potentially subject to material changes due to uncertainty in measuring ultimate losses for significant catastrophes such as the events of September 11, 2001, Hurricane Katrina and Storm Sandy.

        The Company's change in reserve estimate for this product line was –18% for 2014, –17% for 2013 and –22% for 2012. The 2014 change primarily reflected better than expected loss experience for accident years 2010 through 2013, including catastrophe losses from Storm Sandy for accident year 2012. The 2013 change primarily reflected better than expected loss experience for accident years 2010 through 2012, driven by favorable loss development related to both catastrophe and non-catastrophe losses. The 2012 change primarily reflected better than expected development for accident years 2009 through 2011, driven by favorable loss development related to catastrophe losses incurred in 2011, and by higher subrogation and salvage recoveries for accident years 2009 through 2011.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –19% to 5% (averaging –4%) for the Company, and from –6% to 0% (averaging –3%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial multi-peril reserves (excluding asbestos and environmental reserves) represent approximately 7% of the Company's total claims and claim adjustment expense reserves.

        As discussed above, this line combines general liability and commercial property coverages and it has been impacted in the past by many of the same events as those two lines.

        The Company's change in reserve estimate for this product line was 3% for 2014, 2% for 2013 and –1% for 2012. The 2014 change primarily reflected higher than expected loss experience for liability coverages for accident years 2010 through 2013. The 2013 change primarily reflected higher than expected loss experience for liability coverages for accident years 2008 through 2011, driven by higher than expected severity and defense costs.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –10% to 7% (averaging –2%) for the Company, and from –3% to 3% (averaging –1%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Commercial automobile reserves represent approximately 7% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was –2% for 2014, 1% for 2013 and 7% for 2012. The 2014 change reflected better than expected loss experience for accident years

2011 and 2012. The 2012 change reflected higher than expected severity in the bodily injury coverage primarily for accident years 2010 and 2011.

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

  •
  Frequency of claim reopenings on claims previously closed

  •
  Mortality trends of injured workers with lifetime benefits and medical treatment

  •
  Degree of cost shifting between workers' compensation and health insurance, including Medicare, and the impact, if any, of the Affordable Care Act

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –2% to 1% (averaging 0%) for the Company, and from –2 to 2% (averaging 0%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Workers' compensation reserves represent approximately 37% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was 0% for 2014, –1% in 2013 and –2% in 2012. The 2012 change was primarily driven by better than expected frequency and severity related to lifetime medical claims for accident years 2008 and prior.

Fidelity and Surety

        Fidelity is generally considered a short tail coverage. It takes a relatively short period of time to finalize and settle most fidelity claims. The volatility of fidelity reserves is generally related to the type of business of the insured, the size and complexity of the insured's business operations, amount of policy limit and attachment point of coverage. The uncertainty surrounding reserves for small, commercial insureds is typically less than the uncertainty for large commercial or financial institutions. The high frequency, low severity nature of small commercial fidelity losses provides for stability in loss estimates, whereas the low frequency, high severity nature of losses for large insureds results in a wider range of ultimate loss outcomes. Actuarial techniques that rely on a stable pattern of loss development are generally not applicable to low frequency, high severity claims.

        Surety has certain components that are generally considered short tail coverages with short reporting lags, although large individual construction and commercial surety contracts can result in a long settlement tail, based on the length and complexity of the construction project(s) or commercial transaction being insured. (Large construction projects can take many years to complete.) The frequency of losses in surety generally correlates with economic cycles as the primary cause of surety loss is the inability of an insured to fulfill its contractual obligations. The Company actively seeks to mitigate this exposure to loss through disciplined risk selection, adherence to underwriting standards and ongoing monitoring of contractor progress in significant construction projects. The volatility of surety losses is generally related to the type of business performed by the insured, the type of bonded obligation, the amount of limit exposed to loss and the amount of assets available to the insurer to mitigate losses, such as unbilled contract funds, collateral, first and third party indemnity, and other security positions of an insured's assets. Certain classes of surety claims are very high severity, low frequency in nature. These can include large construction contractors involved with one or multiple large, complex projects as well as certain large commercial surety exposures. Other claim factors affecting reserve variability of surety include litigation related to amounts owed by and due the insured (e.g., salvage and subrogation efforts) and the results of financial restructuring of an insured.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –36% to –1% (averaging –12%) for the Company, and from –13% to 14% (averaging –5%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Fidelity and surety reserves represent approximately 2% of the Company's total claims and claim adjustment expense reserves.

        In general, developments on single large claims (both adverse and favorable) are a primary source of changes in reserve estimates for this product line.

        The Company's change in reserve estimate for this product line was –36% for 2014, –21% for 2013 and –8% for 2012. The 2014 change reflected better than expected loss experience in the contract surety product line for accident years 2012 and prior. The 2013 change reflected better than expected loss experience in the contract surety product line for accident years 2010 and prior. The 2012 change reflected better than expected loss experience in the contract surety product line for accident years 2008 and prior.

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

        Historically, the one-year change in the reserve estimate for this product line over the last nine years has varied from –7% to 3% (averaging –1%) for the Company, and from –4% to –1% (averaging –3%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Personal automobile reserves represent approximately 5% of the Company's total claims and claim adjustment expense reserves.

        The Company's change in reserve estimate for this product line was 1% for 2014, 1% for 2013 and 2% for 2012. The 2012 change was primarily driven by higher than expected bodily injury severity for accident year 2011.

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

        Historically, the one-year change in the reserve estimate for this product line (excluding the umbrella line of business, which for statutory reporting purposes is included with the general liability line of business) over the last nine years has varied from –22% to 2% (averaging –11%) for the Company, and from –7% to –2% (averaging –5%) for the industry overall. The Company's year-to-year changes are driven by, and are based on, observed events during the year. The Company believes that its range of historical outcomes is illustrative of reasonably possible one-year changes in reserve estimates for this product line. Homeowners and personal lines other reserves represent approximately 2% of the Company's total claims and claim adjustment expense reserves.

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

        The Company's change in reserve estimate for this product line (excluding the umbrella line of business) was –16% for 2014, –17% for 2013 and –11% for 2012. The 2014 change was primarily driven by better than expected loss experience for non-catastrophe weather-related losses for accident year 2013 and for catastrophe losses for accident years 2011 through 2013. The 2013 change was primarily driven by better than expected loss experience for catastrophe losses incurred in 2012 and non-catastrophe weather-related losses and non-weather-related losses for accident years 2012 and 2011. The 2012 change reflected better than expected loss development related to catastrophe losses incurred in 2011 and non-catastrophe losses incurred in accident years 2010 and 2011.

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

        International reserves are generally analyzed by country and general coverage category (e.g., General Liability in Canada, Commercial Property in the United Kingdom, etc.). The business is also generally split by direct versus assumed reinsurance for a given coverage. Where the underlying insured hazard is outside the United States, the underlying coverages are generally similar to those described under the Homeowners, Personal Automobile, Commercial Automobile, General Liability, Commercial Property and Surety discussions above, taking into account differences in the legal environment and differences in terms and conditions. For example, in some jurisdictions there are no aggregate policy limits on certain liability coverages.

        Other reserves, primarily assumed reinsurance in runoff, are generally analyzed by program/pool, treaty type, and general coverage category (e.g., General Liability—excess of loss reinsurance). Excess exposure requires the insured to "prove" not only claims under the policy, but also the prior payment of claims reaching up to the excess policy's attachment point.

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
  Economic trends

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

  •
  Changes in underwriting standards

  •
  Product mix (e.g., size of account, industries insured, jurisdiction mix)

        Unanticipated changes in risk factors can affect reserves. As an indicator of the causal effect that a change in one or more risk factors could have on reserves for International and other (excluding asbestos and environmental), a 1% increase (decrease) in incremental paid loss development for each future calendar year could result in a 1.2% increase (decrease) in claims and claim adjustment expense reserves. International and other reserves (excluding asbestos and environmental) represent approximately 9% of the Company's total claims and claim adjustment expense reserves.

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

Fixed Maturities

        The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both December 31, 2014 and 2013. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

        While the vast majority of the Company's municipal bonds and corporate bonds are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3. The fair value of the fixed maturities for which the Company used an internal pricing matrix was $92 million and $94 million at December 31, 2014 and 2013, respectively. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing. For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker). The fair value of the fixed maturities for which the Company received a broker quote was $140 million and $161 million at December 31, 2014 and 2013, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

        See note 1 of the notes to the Company's consolidated financial statements for a discussion of recently issued accounting standards updates.

        The Company is currently required to prepare its financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP), as promulgated by the Financial Accounting Standards Board (FASB). During the last several years, the Securities and Exchange Commission (SEC) has been evaluating whether, when and how International Financial Reporting Standards (IFRS) should be incorporated into the U.S. financial reporting system. In July 2012, the SEC staff issued a final report on its work plan which concluded that IFRS provide high quality accounting standards, but also indicated concerns with funding, consistency of application and enforcement of IFRS globally. In November 2014, the SEC announced that it intends to develop a recommendation in the next couple of months on whether the SEC should move towards using IFRS for public companies.

        The FASB and the International Accounting Standards Board (IASB) are in the final phases of their long-term convergence program with the intent of developing global standards for several significant areas of accounting, including the accounting for insurance contracts and financial instruments. In February 2014, the FASB decided to discontinue the full insurance project and instead make targeted changes to U.S. GAAP for insurance contracts. For property and casualty insurance contracts, the FASB decided to limit the targeted improvements to enhanced disclosures and is targeting the first quarter of 2015 to finalize the new disclosure requirements. The IASB is expected to complete its project in 2016 which may require valuation and accounting that is significantly different than under the U.S. GAAP model for short-duration contracts.

        In 2014, the IASB issued a final financial instruments standard with an effective date of January 1, 2018, which provides guidance that is significantly different than current U.S. GAAP, e.g., under the new IFRS standard changes in the fair value of investments in equity securities would be reported in earnings whereas current U.S. GAAP reports such changes in other comprehensive income, a component of shareholders' equity. The FASB is in the final stages of completing an update to its current financial instruments guidance. The FASB has tentatively decided on different models for impairments, and classification and measurement of financial instruments than the IASB. The tentative FASB decisions would result in minor changes in the accounting of financial instruments for the Company's consolidated financial statements.

        It appears likely that the Boards will have different insurance and financial instrument standards that could result in the Company having to apply accounting standards for its consolidated financial statements that are different from the accounting standard used for local reporting in foreign jurisdictions.

        The Company is not able to predict whether it will choose to, or be required to, adopt IFRS or how the adoption of IFRS may impact the Company's financial statements in the future.

FORWARD-LOOKING STATEMENTS

        This report contains, and management may make, certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, may be forward-looking statements. Words such as "may," "will," "should," "likely," "anticipates," "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify these forward-looking statements. Specifically, statements about the Company's outlook, share repurchase plans, expected margin improvement, potential returns, future pension plan contributions and the potential impact of investment markets and other economic conditions on the Company's investment portfolio and underwriting results, among others, are forward looking, and the Company may also make forward-looking statements about, among other things:

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

        Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates (inclusive of credit spreads), foreign currency exchange rates and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of the Company's primary market risk exposures and how those exposures are managed as of December 31, 2014. The Company's market risk sensitive instruments, including derivatives, are primarily entered into for purposes other than trading.

        The carrying value of the Company's investment portfolio at December 31, 2014 and 2013 was $73.26 billion and $73.16 billion, respectively, of which 87% was invested in fixed maturity securities at both dates. At December 31, 2014 and 2013, approximately 8.7% and 9.3%, respectively, of the Company's invested assets were denominated in foreign currencies. The Company's exposure to equity price risk is not significant. The Company has no direct commodity risk and is not a party to any credit default swaps.

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

        The Company's foreign exchange market risk exposure is concentrated in the Company's invested assets, insurance reserves and shareholders' equity denominated in foreign currencies. Cash flows from the Company's foreign operations are the primary source of funds for the purchase of investments denominated in foreign currencies. The Company purchases these investments primarily to fund insurance reserves and other liabilities denominated in the same currency, effectively reducing its foreign currency exchange rate exposure. Invested assets denominated in the Canadian dollar comprised approximately 5.2% and 5.5% of the total invested assets at December 31, 2014 and 2013, respectively. Invested assets denominated in the British Pound Sterling comprised approximately 2.2%

and 2.4% of total invested assets at December 31, 2014 and 2013, respectively. Invested assets denominated in other currencies at December 31, 2014 and 2013 were not material.

        There were no other significant changes in the Company's primary market risk exposures or in how those exposures were managed for the year ended December 31, 2014 compared to the year ended December 31, 2013. The Company does not currently anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

        For invested assets with primary exposure to interest rate risk, estimates of portfolio duration and convexity are used to model the loss of fair value that would be expected to result from a parallel increase in interest rates. Durations on invested assets are adjusted for call, put and interest rate reset features. Durations on tax-exempt securities are adjusted for the fact that the yields on such securities do not normally move in lockstep with changes in the U.S. Treasury curve. Fixed maturity portfolio durations are calculated on a market value weighted basis, including accrued interest, using holdings as of December 31, 2014 and 2013.

        For debt, the change in fair value is determined by calculating hypothetical December 31, 2014 and 2013 ending prices based on yields adjusted to reflect a 100 basis point change, comparing such hypothetical ending prices to actual ending prices, and multiplying the difference by the par or securities outstanding.

        The sensitivity analysis model used by the Company produces a loss in fair value of market sensitive instruments of approximately $1.77 billion and $1.90 billion based on a 100 basis point increase in interest rates at December 31, 2014 and 2013, respectively.

        The loss estimates do not take into account the impact of possible interventions that the Company might reasonably undertake in order to mitigate or avoid losses that would result from emerging interest rate trends. In addition, the loss value only reflects the impact of an interest rate increase on the fair value of the Company's financial instruments.

Foreign Currency Exchange Rate Risk

        The Company uses fair values of investment securities to measure its potential loss from foreign denominated investments. A hypothetical 10% reduction in value of foreign denominated investments is used to estimate the impact on the market value of the foreign denominated holdings. The Company's analysis indicates that a hypothetical 10% reduction in the value of foreign denominated investments would be expected to produce a loss in fair value of approximately $635 million and $681 million at December 31, 2014 and 2013, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited the accompanying consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Travelers Companies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Travelers Companies, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP KPMG LLP

New York, New York
February 12, 2015

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(in millions, except per share amounts)

For the year ended December 31,	2014	2013	2012
Revenues
Premiums	$23,713	$22,637	$22,357
Net investment income	2,787	2,716	2,889
Fee income	438	395	323
Net realized investment gains(1)	79	166	51
Other revenues	145	277	120

Total revenues	27,162	26,191	25,740

Claims and expenses
Claims and claim adjustment expenses	13,870	13,307	14,676
Amortization of deferred acquisition costs	3,882	3,821	3,910
General and administrative expenses	3,952	3,757	3,610
Interest expense	369	361	378

Total claims and expenses	22,073	21,246	22,574

Income before income taxes	5,089	4,945	3,166
Income tax expense	1,397	1,272	693

Net income	$3,692	$3,673	$2,473

Net income per share
Basic	$10.82	$9.84	$6.35

Diluted	$10.70	$9.74	$6.30

Weighted average number of common shares outstanding
Basic	338.8	370.3	386.2

Diluted	342.5	374.3	389.8

(1)
Total other-than-temporary impairment (OTTI) gains (losses) were $(22) million, $(10) million and $27 million for the years ended December 31, 2014, 2013 and 2012, respectively. Of total OTTI, credit losses of $(26) million, $(15) million and $(15) million for the years ended December 31, 2014, 2013 and 2012, respectively, were recognized in net realized investment gains. In addition, unrealized gains from other changes in total OTTI of $4 million, $5 million and $42 million for the years ended December 31, 2014, 2013 and 2012, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in millions)

For the year ended December 31,	2014	2013	2012
Net income	$3,692	$3,673	$2,473

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	976	(2,734)	281
Having credit losses recognized in the consolidated statement of income	2	3	81
Net changes in benefit plan assets and obligations	(494)	647	(69)
Net changes in unrealized foreign currency translation	(289)	(112)	43

Other comprehensive income (loss) before income taxes	195	(2,196)	336
Income tax expense (benefit)	125	(770)	105

Other comprehensive income (loss), net of taxes	70	(1,426)	231

Comprehensive income	$3,762	$2,247	$2,704

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

At December 31,	2014	2013
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,801 and $62,196)	$63,474	$63,956
Equity securities, available for sale, at fair value (cost $579 and $686)	899	943
Real estate investments	938	938
Short-term securities	4,364	3,882
Other investments	3,586	3,441

Total investments	73,261	73,160

Cash	374	294
Investment income accrued	685	734
Premiums receivable	6,298	6,125
Reinsurance recoverables	9,260	9,713
Ceded unearned premiums	678	801
Deferred acquisition costs	1,835	1,804
Deferred taxes	33	303
Contractholder receivables	4,362	4,328
Goodwill	3,611	3,634
Other intangible assets	304	351
Other assets	2,377	2,565

Total assets	$103,078	$103,812

Liabilities
Claims and claim adjustment expense reserves	$49,850	$50,895
Unearned premium reserves	11,839	11,850
Contractholder payables	4,362	4,328
Payables for reinsurance premiums	336	298
Debt	6,349	6,346
Other liabilities	5,506	5,299

Total liabilities	78,242	79,016

Shareholders' equity
Common stock (1,750.0 shares authorized; 322.2 and 353.5 shares issued and outstanding)	21,843	21,500
Retained earnings	27,251	24,291
Accumulated other comprehensive income	880	810
Treasury stock, at cost (437.3 and 401.5 shares)	(25,138)	(21,805)

Total shareholders' equity	24,836	24,796

Total liabilities and shareholders' equity	$103,078	$103,812

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(in millions)

For the year ended December 31,	2014	2013	2012
Common stock
Balance, beginning of year	$21,500	$21,161	$20,732
Employee share-based compensation	149	158	261
Compensation amortization under share-based plans and other changes	194	181	168

Balance, end of year	21,843	21,500	21,161

Retained earnings
Balance, beginning of year	24,291	21,352	19,579
Net income	3,692	3,673	2,473
Dividends	(735)	(734)	(700)
Other	3	—	—

Balance, end of year	27,251	24,291	21,352

Accumulated other comprehensive income, net of tax
Balance, beginning of year	810	2,236	2,005
Other comprehensive income (loss)	70	(1,426)	231

Balance, end of year	880	810	2,236

Treasury stock (at cost)
Balance, beginning of year	(21,805)	(19,344)	(17,839)
Treasury stock acquired—share repurchase authorization	(3,275)	(2,400)	(1,450)
Net shares acquired related to employee share-based compensation plans	(58)	(61)	(55)

Balance, end of year	(25,138)	(21,805)	(19,344)

Total shareholders' equity	$24,836	$24,796	$25,405

Common shares outstanding
Balance, beginning of year	353.5	377.4	392.8
Treasury stock acquired—share repurchase authorization	(35.1)	(28.4)	(22.4)
Net shares issued under employee share-based compensation plans	3.8	4.5	7.0

Balance, end of year	322.2	353.5	377.4

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

For the year ended December 31,	2014	2013	2012
Cash flows from operating activities
Net income	$3,692	$3,673	$2,473
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(79)	(166)	(51)
Depreciation and amortization	864	867	827
Deferred federal income tax expense	121	167	223
Amortization of deferred acquisition costs	3,882	3,821	3,910
Equity in income from other investments	(486)	(357)	(342)
Premiums receivable	(207)	54	(138)
Reinsurance recoverables	400	1,284	453
Deferred acquisition costs	(3,926)	(3,759)	(3,914)
Claims and claim adjustment expense reserves	(704)	(2,057)	(540)
Unearned premium reserves	73	27	123
Other	63	262	206

Net cash provided by operating activities	3,693	3,816	3,230

Cash flows from investing activities
Proceeds from maturities of fixed maturities	10,894	7,904	8,369
Proceeds from sales of investments:
Fixed maturities	1,049	1,635	1,087
Equity securities	158	86	37
Real estate investments	15	18	53
Other investments	855	762	835
Purchases of investments:
Fixed maturities	(11,325)	(9,467)	(10,447)
Equity securities	(52)	(57)	(48)
Real estate investments	(48)	(107)	(95)
Other investments	(554)	(446)	(534)
Net sales (purchases) of short-term securities	(498)	111	117
Securities transactions in course of settlement	82	21	(23)
Acquisition, net of cash acquired	(12)	(997)	—
Other	(358)	(373)	(323)

Net cash provided by (used in) investing activities	206	(910)	(972)

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	(3,275)	(2,400)	(1,474)
Treasury stock acquired—net employee share-based compensation	(57)	(61)	(53)
Dividends paid to shareholders	(729)	(729)	(694)
Issuance of common stock—employee share options	195	206	295
Payment of debt	—	(500)	(258)
Issuance of debt	—	494	—
Excess tax benefits from share-based payment arrangements	57	51	38

Net cash used in financing activities	(3,809)	(2,939)	(2,146)

Effect of exchange rate changes on cash	(10)	(3)	4

Net increase (decrease) in cash	80	(36)	116
Cash at beginning of year	294	330	214

Cash at end of year	$374	$294	$330

Supplemental disclosure of cash flow information
Income taxes paid	$1,147	$1,057	$188
Interest paid	$365	$355	$375

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period. Actual results could differ from those estimates. Certain reclassifications have been made to the 2013 and 2012 financial statements to conform to the 2014 presentation, including reclassifications related to the realignment of the Company's reportable business segments described in the "Nature of Operations" section of this note. All material intercompany transactions and balances have been eliminated.

        On November 1, 2013, the Company acquired all of the issued and outstanding shares of Dominion for an aggregate purchase price of approximately $1.035 billion. Dominion primarily markets personal lines and small commercial insurance business in Canada. At the acquisition date, the Company recorded at fair value $3.91 billion of assets acquired and $2.88 billion of liabilities assumed as part of purchase accounting, including $16 million of identifiable intangible assets and $273 million of goodwill. Dominion is included in the Company's Business and International Insurance segment. The unearned premium reserve related to the acquired insurance and reinsurance contracts was carried over and included in the Company's unearned premium reserve. Premium revenue from the acquired business is recognized on a pro rata basis beginning with the acquisition date over the remaining policy terms in accordance with the Company's accounting policy. The Company recognized an intangible asset for the value of business acquired (VOBA) of $76 million at the acquisition date. VOBA represented the present value of future gross profits of the business acquired from Dominion, was reported as part of the Company's deferred acquisition costs, and was amortized in proportion to the premium revenue recognized from the acquired business.

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

Accounting Standards Not Yet Adopted

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

        In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity's operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for the quarter ending March 31, 2015. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

Revenue from Contracts with Customers

        In May 2014, the FASB issued updated guidance to clarify the principles for recognizing revenue. While insurance contracts are not within the scope of this updated guidance, the Company's fee income related to providing claims and policy management services as well as claim and loss prevention services will be subject to this updated guidance.

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

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

        In August 2014, the FASB issued guidance to address the diversity in practice in determining when there is substantial doubt about an entity's ability to continue as a going concern and when an entity must disclose certain relevant conditions and events. The new guidance requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). The new guidance allows the entity to consider the mitigating effects of management's plans that will alleviate the substantial doubt and requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans. If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations and management's plans that are intended to mitigate those conditions.

        The guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

        In November 2014, the FASB issued updated guidance to clarify when the separation of certain embedded derivative features in a hybrid financial instrument that is issued in the form of a share is required. That is, an entity will continue to evaluate whether the economic characteristics and risks of the embedded derivative feature are clearly and closely related to those of the host contract. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.

        The updated guidance is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

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

        Investments in Private Equity Limited Partnerships, Hedge Funds and Real Estate Partnerships

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company uses the equity method of accounting for investments in private equity limited partnerships, hedge funds and real estate partnerships. The partnerships and the hedge funds generally report investments on their balance sheet at fair value. The financial statements prepared by the investee are received by the Company on a lag basis, with the lag period generally dependent upon the type of underlying investments. The private equity and real estate partnerships provide financial information quarterly which is generally available to investors, including the Company, within three to six months following the date of the reporting period. The hedge funds provide financial information monthly, which is generally available to investors within one month following the date of the reporting period. The Company regularly requests financial information from the partnerships prior to the receipt of the partnerships' financial statements and records any material information obtained from these requests in its consolidated financial statements.

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

Net Investment Income

        Investment income from fixed maturities is recognized based on the constant effective yield method which includes an adjustment for estimated principal pre-payments, if any. The effective yield used to determine amortization for fixed maturities subject to prepayment risk (e.g., asset-backed, loan-backed and structured securities) is recalculated and adjusted periodically based upon actual historical and/or projected future cash flows, which are obtained from a widely-accepted securities data provider. The adjustments to the yield for highly rated prepayable fixed maturities are accounted for using the retrospective method. The adjustments to the yield for non-highly rated prepayable fixed maturities are accounted for using the prospective method. Dividends on equity securities (including those with transfer restrictions) are recognized in income when declared. Rental income on real estate is recognized on a straight-line basis over the lease term. See note 3 for further discussion. Investments in private equity limited partnerships, hedge funds, real estate partnerships and joint ventures are accounted for using the equity method of accounting, whereby the Company's share of the investee's earnings or losses in the fund is reported in net investment income. Trading securities are marked to market with the change in fair value recognized in net investment income during the current period. The Company sold all of its remaining trading securities in 2013.

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

        For structured fixed maturity securities (primarily residential and commercial mortgage-backed securities and asset-backed securities), the Company estimates the present value of the security by projecting future cash flows of the assets underlying the securitization, allocating the flows to the various tranches based on the structure of the securitization and determining the present value of the cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows). The Company incorporates levels of delinquencies, defaults and severities as well as credit attributes of the remaining assets in the securitization, along with other economic data, to arrive at its best estimate of the parameters applied to the assets underlying the securitization. In order to project cash flows, the following assumptions are applied to the assets underlying the securitization: (1) voluntary prepayment rates, (2) default rates and (3) loss severity. The

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

key assumptions made for the Prime, Alt-A and first-lien Sub-Prime mortgage-backed securities at December 31, 2014 were as follows:

(at December 31, 2014)	Prime	Alt-A	Sub-Prime
Voluntary prepayment rates	4% - 34%	0% - 15%	1% - 9%
Percentage of remaining pool liquidated due to defaults	1% - 40%	9% - 69%	22% - 71%
Loss severity	30% - 65%	45% - 80%	65% - 110%

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

Deferred Acquisition Costs

        Incremental direct costs of acquired, new and renewal insurance contracts, consisting of commissions (other than contingent commissions) and premium-related taxes, are capitalized and charged to expense pro rata over the contract periods in which the related premiums are earned. Deferred acquisition costs are reviewed to determine if they are recoverable from future income and, if not, are charged to expense. Future investment income attributable to related premiums is taken into account in measuring the recoverability of the carrying value of this asset. All other acquisition expenses are charged to operations as incurred.

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

Goodwill and Other Intangible Assets

        The Company performs a review, on at least an annual basis, of goodwill held by the reporting units which are the Company's three operating and reportable segments: Business and International Insurance; Bond & Specialty Insurance; and Personal Insurance. The Company estimates the fair value of its reporting units and compares it to their carrying value, including goodwill. If the carrying values of the reporting units were to exceed their fair value, the amount of the impairment would be calculated and goodwill adjusted accordingly.

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

        As a result of the reviews performed for the years ended December 31, 2014, 2013 and 2012, the Company determined that the estimated fair value substantially exceeded the respective carrying value of its reporting units for those years and that goodwill was not impaired. The Company also determined during its reviews for each year that its other indefinite-lived intangible assets and finite-lived intangible assets were not impaired.

Claims and Claim Adjustment Expense Reserves

        Claims and claim adjustment expense reserves represent estimates for the ultimate cost of unpaid reported and unreported claims incurred and related expenses. The reserves are adjusted regularly based upon experience. Included in the claims and claim adjustment expense reserves in the consolidated balance sheet are certain reserves discounted to the present value of estimated future payments. The liabilities for losses for most long-term disability and annuity claim payments, primarily arising from workers' compensation insurance and workers' compensation excess insurance policies, were discounted using a rate of 5% at both December 31, 2014 and 2013. These discounted reserves totaled $2.01 billion and $2.21 billion at December 31, 2014 and 2013, respectively.

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

Other Liabilities

        Included in other liabilities in the consolidated balance sheet is the Company's estimate of its liability for guaranty fund and other insurance-related assessments. The liability for expected state guaranty fund and other premium-based assessments is recognized as the Company writes or becomes obligated to write or renew the premiums on which the assessments are expected to be based. The liability for loss-based assessments is recognized as the related losses are incurred. At December 31, 2014 and 2013, the Company had a liability of $245 million and $261 million, respectively, for guaranty fund and other insurance-related assessments and related recoverables of $15 million and $14 million,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively. The liability for such assessments and the related recoverables are not discounted for the time value of money. The loss-based assessments are expected to be paid over a period ranging from one year to the life expectancy of certain workers' compensation claimants and the recoveries are expected to occur over the same period of time.

        Also included in other liabilities is an accrual for policyholder dividends. Certain insurance contracts, primarily workers' compensation, are participating whereby dividends are paid to policyholders in accordance with contract provisions. Net written premiums for participating dividend policies were approximately 1%, 1% and 2% of total net written premiums for the years ended December 31, 2014, 2013 and 2012, respectively. Policyholder dividends are accrued against earnings using best available estimates of amounts to be paid. The liability accrued for policyholder dividends totaled $54 million and $53 million at December 31, 2014 and 2013, respectively.

Treasury Stock

        The cost of common stock repurchased by the Company is reported as treasury stock and represents authorized and unissued shares of the Company under the Minnesota Business Corporation Act.

Statutory Accounting Practices

        The Company's U.S. insurance subsidiaries, domiciled principally in the state of Connecticut, are required to prepare statutory financial statements in accordance with the accounting practices prescribed or permitted by the insurance departments of the states of domicile. Prescribed statutory accounting practices are those practices that are incorporated directly or by reference in state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state. The State of Connecticut requires insurers domiciled in Connecticut to prepare their statutory financial statements in accordance with National Association of Insurance Commissioners' (NAIC) statutory accounting practices.

        Permitted statutory accounting practices are those practices that differ either from state-prescribed statutory accounting practices or NAIC statutory accounting practices.

        The Company does not apply any statutory accounting practices that would be considered a prescribed or permitted statutory accounting practice that differs from NAIC statutory accounting practices.

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

Share-Based Compensation

        The Company has an employee stock incentive compensation plan that permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, deferred stock, stock units, performance awards and other share-based or share-denominated awards with respect to the Company's common stock.

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

Nature of Operations

        The Company is organized into three reportable business segments: Business and International Insurance; Bond & Specialty Insurance; and Personal Insurance. On June 10, 2014, the Company announced a realignment of its management team, effective July 1, 2014, that gave rise to a realignment of two of its three reportable business segments, as follows:

  •
  The Company's International Insurance group, which had previously been included in the Financial, Professional & International Insurance segment, was combined with the Company's previous Business Insurance segment to create a new Business and International Insurance segment.

  •
  The Bond & Financial Products group, which comprised the remaining businesses in the Financial, Professional & International Insurance segment, now comprises the new Bond & Specialty Insurance segment.

  •
  The Personal Insurance segment was not impacted by these changes.

        The realignment of segments described above was made to reflect the realignment of the Company's senior management responsibilities and the manner in which the Company's businesses have been managed starting July 1, 2014, and the aggregation of products and services based on the type of customer, how the business is marketed and the manner in which risks are underwritten. In connection with these changes, the Company realigned and revised the names of several businesses that comprise the Business and International Insurance segment.

        The specific business segments are as follows:

Business and International Insurance

        The Business and International Insurance segment offers a broad array of property and casualty insurance and insurance related services to its clients, primarily in the United States, as well as in Canada, the United Kingdom, the Republic of Ireland and throughout other parts of the world as a corporate member of Lloyd's. Business and International Insurance is organized as follows:

Domestic

  •
  Select Accounts provides small businesses with property and casualty products, including commercial multi-peril, commercial property, general liability, commercial auto and workers' compensation insurance.

  •
  Middle Market provides mid-sized businesses with property and casualty products, including commercial multi-peril, commercial property, general liability, commercial auto and workers' compensation insurance, as well as risk management, claims handling and other services. Middle Market generally provides these products to mid-sized businesses through Commercial Accounts, as well as to targeted industries through Construction, Technology, Public Sector Services and Oil & Gas. Middle Market also provides mono-line umbrella and excess coverage insurance

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    through Excess Casualty and insurance coverages for foreign organizations with United States exposures through Global Partner Services.

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

  •
  First Party provides traditional and customized property insurance programs to large and mid-sized customers through National Property, insurance for goods in transit and movable objects, as well as builders' risk insurance, through Inland Marine, insurance for the marine transportation industry and related services, as well as other businesses involved in international trade, through Ocean Marine, and comprehensive breakdown coverages for equipment, including property and business interruption coverages, through Boiler & Machinery.

  •
  Specialized Distribution markets and underwrites its products to customers predominantly through brokers, wholesale agents, program managers and specialized retail agents that manage customers' unique insurance requirements. Specialized Distribution provides insurance coverage for the commercial transportation industry, as well as commercial liability and commercial property policies for small, difficult to place specialty classes of commercial business primarily on an excess and surplus lines basis, through Northland, and tailored property and casualty programs on an admitted basis for customers with common risk characteristics or coverage requirements through National Programs. Specialized Distribution also serves small to medium-sized agricultural businesses, including farms, ranches, wineries and related operations, through Agribusiness.

International

  •
  International, through its operations in Canada, the United Kingdom and the Republic of Ireland, offers property and casualty insurance and risk management services to several customer groups, including, among others, those in the technology, public services, and financial and professional services industry sectors. In addition, International markets personal lines and small commercial insurance business in Canada through The Dominion of Canada General Insurance Company (Dominion), which the Company acquired on November 1, 2013. International, through its Lloyd's syndicate (Syndicate 5000), for which the Company provides 100% of the capital, underwrites five principal businesses—marine, global property, accident & special risks, power & utilities and aviation.

    International also includes the Company's 49.5% ownership of the common stock of J. Malucelli Participações em Seguros e Resseguros S.A. (JMalucelli), its joint venture in Brazil. JMalucelli is currently the market leader in surety in Brazil based on market share. JMalucelli commenced writing other property and casualty insurance business in 2012. The Company's investment in JMalucelli is accounted for using the equity method and is included in "other investments" on the consolidated balance sheet.

        Business and International Insurance also includes the Special Liability Group (which manages the Company's asbestos and environmental liabilities) and the assumed reinsurance and certain other runoff operations, which are collectively referred to as Business and International Insurance Other.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bond & Specialty Insurance

        The Bond & Specialty Insurance segment provides surety, crime, management and professional liability coverages and related risk management services to a wide range of primarily domestic customers, utilizing various degrees of financially-based underwriting approaches. The range of coverages includes performance, payment and commercial surety and fidelity bonds for construction and general commercial enterprises; management liability coverages for losses caused by the actual or alleged negligence or misconduct of directors and officers or employee dishonesty; employment practices liability coverages and fiduciary coverages for public corporations, private companies and not-for-profit organizations; professional liability coverage for actual or alleged errors and omissions committed in the course of professional conduct or practice for a variety of professionals including, among others, lawyers and design professionals; and professional and management liability, property, workers' compensation, auto and general liability and fidelity insurance for financial institutions.

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

        The following tables summarize the components of the Company's revenues, operating income, net written premiums and total assets by reportable business segments. Financial data for prior years presented in the tables was reclassified to be consistent with the new segment structure implemented in 2014.

(for the year ended December 31, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2014
Premiums	$14,512	$2,076	$7,125	$23,713
Net investment income	2,156	252	379	2,787
Fee income	438	—	—	438
Other revenues	46	19	80	145

Total operating revenues(1)	$17,152	$2,347	$7,584	$27,083

Amortization and depreciation	$2,909	$482	$1,347	$4,738
Income tax expense	798	348	366	1,512
Operating income(1)	2,347	727	824	3,898
2013
Premiums	$13,332	$1,981	$7,324	$22,637
Net investment income	2,087	260	369	2,716
Fee income	395	—	—	395
Other revenues	160	20	103	283

Total operating revenues(1)	$15,974	$2,261	$7,796	$26,031

Amortization and depreciation	$2,751	$473	$1,461	$4,685
Income tax expense	758	227	366	1,351
Operating income(1)	2,404	573	838	3,815
2012
Premiums	$12,779	$1,957	$7,621	$22,357
Net investment income	2,205	280	404	2,889
Fee income	323	—	—	323
Other revenues	41	25	66	132

Total operating revenues(1)	$15,348	$2,262	$8,091	$25,701

Amortization and depreciation	$2,654	$470	$1,602	$4,726
Income tax expense	580	214	32	826
Operating income(1)	1,981	504	217	2,702

(1)
Operating revenues for reportable business segments exclude net realized investment gains. Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

        Net written premiums by market were as follows:

(for the year ended December 31, in millions)	2014	2013	2012
Business and International Insurance:
Domestic:
Select Accounts	$2,707	$2,724	$2,775
Middle Market	6,108	5,862	5,654
National Accounts	1,047	1,010	907
First Party	1,579	1,552	1,436
Specialized Distribution	1,074	1,085	1,100

Total Domestic	12,515	12,233	11,872
International	2,121	1,279	1,057

Total Business and International Insurance	14,636	13,512	12,929

Bond & Specialty Insurance	2,103	2,030	1,924

Personal Insurance:
Automobile	3,390	3,370	3,642
Homeowners and Other	3,775	3,855	3,952

Total Personal Insurance	7,165	7,225	7,594

Total consolidated net written premiums	$23,904	$22,767	$22,447

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

Business Segment Reconciliations

(for the year ended December 31, in millions)	2014	2013	2012
Revenue reconciliation
Earned premiums
Business and International Insurance:
Domestic:
Workers' compensation	$3,713	$3,560	$3,222
Commercial automobile	1,901	1,904	1,943
Commercial property	1,756	1,698	1,621
General liability	1,852	1,790	1,757
Commercial multi-peril	3,070	3,093	3,113
Other	42	39	35

Total Domestic	12,334	12,084	11,691
International	2,178	1,248	1,088

Total Business and International Insurance	14,512	13,332	12,779

Bond & Specialty Insurance:
Fidelity and surety	936	913	939
General liability	963	891	850
Other	177	177	168

Total Bond & Specialty Insurance	2,076	1,981	1,957

Personal Insurance:
Automobile	3,316	3,431	3,665
Homeowners and Other	3,809	3,893	3,956

Total Personal Insurance	7,125	7,324	7,621

Total earned premiums	23,713	22,637	22,357
Net investment income	2,787	2,716	2,889
Fee income	438	395	323
Other revenues	145	283	132

Total operating revenues for reportable segments	27,083	26,031	25,701
Other revenues	—	(6)	(12)
Net realized investment gains	79	166	51

Total consolidated revenues	$27,162	$26,191	$25,740

Income reconciliation, net of tax
Total operating income for reportable segments	$3,898	$3,815	$2,702
Interest Expense and Other(1)	(257)	(248)	(261)

Total operating income	3,641	3,567	2,441
Net realized investment gains	51	106	32

Total consolidated net income	$3,692	$3,673	$2,473

(1)
The primary component of Interest Expense and Other was after-tax interest expense of $240 million, $235 million and $246 million in 2014, 2013 and 2012, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SEGMENT INFORMATION (Continued)

(at December 31, in millions)	2014	2013
Asset reconciliation:
Business and International Insurance	$82,309	$82,789
Bond & Specialty Insurance	7,525	7,648
Personal Insurance	12,798	12,870

Total assets for reportable segments	102,632	103,307
Other assets(1)	446	505

Total consolidated assets	$103,078	$103,812

(1)
The primary component of other assets at December 31, 2014 was other intangible assets. The primary components of other assets at December 31, 2013 were other intangible assets and accrued over-funded benefit plan assets related to the Company's qualified domestic pension plan.

Enterprise-Wide Disclosures

        The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

        The following table presents revenues of the Company's operations based on location:

(for the year ended December 31, in millions)	2014	2013	2012
U.S.	$25,091	$25,138	$24,827
Non-U.S.:
Canada	1,474	529	349
Other Non-U.S.	597	524	564

Total Non-U.S.	2,071	1,053	913

Total revenues	$27,162	$26,191	$25,740

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS

Fixed Maturities

        The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2014, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,022	$36	$5	$2,053
Obligations of states, municipalities and political subdivisions:
Pre-refunded	7,229	332	—	7,561
All other	24,666	1,356	10	26,012

Total obligations of states, municipalities and political subdivisions	31,895	1,688	10	33,573
Debt securities issued by foreign governments	2,320	48	—	2,368
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,052	165	4	2,213
All other corporate bonds	22,390	844	99	23,135
Redeemable preferred stock	122	10	—	132

Total	$60,801	$2,791	$118	$63,474

		Gross Unrealized
	Amortized Cost			Fair Value
(at December 31, 2013, in millions)		Gains	Losses
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,288	$39	$12	$2,315
Obligations of states, municipalities and political subdivisions:
Pre-refunded	9,074	445	1	9,518
All other	25,414	991	361	26,044

Total obligations of states, municipalities and political subdivisions	34,488	1,436	362	35,562
Debt securities issued by foreign governments	2,552	33	8	2,577
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,263	179	18	2,424
All other corporate bonds	20,472	767	299	20,940
Redeemable preferred stock	133	6	1	138

Total	$62,196	$2,460	$700	$63,956

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        The amortized cost and fair value of fixed maturities by contractual maturity follow. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(at December 31, 2014, in millions)	Amortized Cost	Fair Value
Due in one year or less	$7,762	$7,859
Due after 1 year through 5 years	18,447	19,325
Due after 5 years through 10 years	16,815	17,462
Due after 10 years	15,725	16,615

	58,749	61,261
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,052	2,213

Total	$60,801	$63,474

        Pre-refunded bonds of $7.56 billion and $9.52 billion at December 31, 2014 and 2013, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.

        The Company's fixed maturity investment portfolio at December 31, 2014 and 2013 included $2.21 billion and $2.42 billion, respectively, of residential mortgage-backed securities, which include pass-through securities and collateralized mortgage obligations (CMO). Included in the totals at December 31, 2014 and 2013 were $872 million and $1.07 billion, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale. Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.34 billion and $1.36 billion at December 31, 2014 and 2013, respectively. Approximately 46% and 42% of the Company's CMO holdings at December 31, 2014 and 2013, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC. The average credit rating of the $725 million and $790 million of non-guaranteed CMO holdings at December 31, 2014 and 2013, respectively, was "Ba1" and "Ba3," respectively. The average credit rating of all of the above securities was "Aa3" and "A1" at December 31, 2014 and 2013, respectively.

        At December 31, 2014 and 2013, the Company held commercial mortgage-backed securities (CMBS, including FHA project loans) of $715 million and $475 million, respectively, which are included in "All other corporate bonds" in the tables above. At December 31, 2014 and 2013, approximately $202 million and $59 million of these securities, respectively, or the loans backing such securities, contained guarantees by the U.S. government or a government-sponsored enterprise. The average credit rating of the $513 million and $416 million of non-guaranteed securities at December 31, 2014 and 2013, respectively, was "Aaa" at both dates. The CMBS portfolio is supported by loans that are diversified across economic sectors and geographical areas. The average credit rating of the CMBS portfolio was "Aaa" at both December 31, 2014 and 2013.

        At December 31, 2014 and 2013, the Company had $296 million and $131 million, respectively, of securities on loan as part of a tri-party lending agreement.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        Proceeds from sales of fixed maturities classified as available for sale were $1.05 billion, $1.64 billion and $1.09 billion in 2014, 2013 and 2012, respectively. Gross gains of $44 million, $66 million and $70 million and gross losses of $12 million, $25 million and $9 million were realized on sales in 2014, 2013 and 2012, respectively.

        At December 31, 2014 and 2013, the Company's insurance subsidiaries had $4.78 billion and $4.77 billion, respectively, of securities on deposit at financial institutions in certain states pursuant to the respective states' insurance regulatory requirements. Funds deposited with third parties to be used as collateral to secure various liabilities on behalf of insureds, cedants and other creditors had a fair value of $39 million and $59 million at December 31, 2014 and 2013, respectively. Other investments pledged as collateral securing outstanding letters of credit had a fair value of $22 million and $42 million at December 31, 2014 and 2013, respectively. In addition, the Company utilized a Lloyd's trust deposit at December 31, 2014 and 2013, whereby owned securities with a fair value of approximately $151 million and $181 million, respectively, held by an insurance subsidiary were pledged into a Lloyd's trust account to support capital requirements for the Company's operations at Lloyd's.

Equity Securities

        The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized
				Fair Value
(at December 31, 2014, in millions)	Cost	Gains	Losses
Public common stock	$400	$295	$4	$691
Non-redeemable preferred stock	179	31	2	208

Total	$579	$326	$6	$899

		Gross Unrealized
				Fair Value
(at December 31, 2013, in millions)	Cost	Gains	Losses
Public common stock	$385	$226	$1	$610
Non-redeemable preferred stock	301	34	2	333

Total	$686	$260	$3	$943

        Proceeds from sales of equity securities were $158 million, $86 million and $37 million in 2014, 2013 and 2012, respectively. Gross gains of $27 million, $16 million and $8 million and gross losses of $3 million, $1 million and less than $1 million were realized on those sales (excluding impairments) in 2014, 2013 and 2012, respectively.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        Proceeds from the sale of real estate investments were $15 million, $18 million and $53 million in 2014, 2013 and 2012, respectively. Gross gains of $6 million, $7 million and $19 million were realized on those sales in 2014, 2013 and 2012, respectively, and there were no gross losses. The Company had no real estate held for sale at December 31, 2014 and 2013. Accumulated depreciation on real estate held for investment purposes was $290 million and $264 million at December 31, 2014 and 2013, respectively.

        Future minimum rental income on operating leases relating to the Company's real estate properties is expected to be $85 million, $72 million, $56 million, $44 million and $34 million for 2015, 2016, 2017, 2018 and 2019, respectively, and $64 million for 2020 and thereafter.

Short-term Securities

        The Company's short-term securities consist of Aaa-rated registered money market funds, U.S. Treasury securities, high-quality commercial paper (primarily A1/P1) and high-quality corporate securities purchased within a year to their maturity with a combined average of 57 days to maturity at December 31, 2014. The amortized cost of these securities, which totaled $4.36 billion and $3.88 billion at December 31, 2014 and 2013, respectively, approximated their fair value.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Unrealized Investment Losses

        The following tables summarize, for all investments in an unrealized loss position at December 31, 2014 and 2013, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position. The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4. The Company also relies upon estimates of several factors in its review and evaluation of individual investments, using the process described in note 1, in determining whether such investments are other-than-temporarily impaired.

	Less than 12 months		12 months or longer		Total
(at December 31, 2014, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$180	$2	$125	$3	$305	$5
Obligations of states, municipalities and political subdivisions	173	1	797	9	970	10
Debt securities issued by foreign governments	50	—	24	—	74	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	68	—	192	4	260	4
All other corporate bonds	2,148	38	2,355	61	4,503	99
Redeemable preferred stock	—	—	—	—	—	—

Total fixed maturities	2,619	41	3,493	77	6,112	118

Equity securities
Public common stock	81	4	1	—	82	4
Non-redeemable preferred stock	44	1	42	1	86	2

Total equity securities	125	5	43	1	168	6

Total	$2,744	$46	$3,536	$78	$6,280	$124

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

	Less than 12 months		12 months or longer		Total
(at December 31, 2013, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$433	$12	$—	$—	$433	$12
Obligations of states, municipalities and political subdivisions	4,785	298	432	64	5,217	362
Debt securities issued by foreign governments	907	8	1	—	908	8
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	542	17	21	1	563	18
All other corporate bonds	6,887	253	421	46	7,308	299
Redeemable preferred stock	82	1	—	—	82	1

Total fixed maturities	13,636	589	875	111	14,511	700

Equity securities
Public common stock	53	1	—	—	53	1
Non-redeemable preferred stock	147	2	—	—	147	2

Total equity securities	200	3	—	—	200	3

Total	$13,836	$592	$875	$111	$14,711	$703

        The following table summarizes, for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at December 31, 2014, the gross unrealized investment loss by length of time those securities have continuously been in an unrealized loss position of greater than 20% of amortized cost:

	Period For Which Fair Value Is Less Than 80% of Amortized Cost
(in millions)	3 Months or Less	Greater Than 3 Months, 6 Months or Less	Greater Than 6 Months, 12 Months or Less	Greater Than 12 Months	Total
Fixed maturities
Mortgage-backed securities	$—	$—	$—	$—	$—
Other	4	—	2	2	8

Total fixed maturities	4	—	2	2	8
Equity securities	—	—	—	—	—

Total	$4	$—	$2	$2	$8

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        These unrealized losses at December 31, 2014 represented less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders' equity on an after-tax basis.

Impairment Charges

        Impairment charges included in net realized investment gains in the consolidated statement of income were as follows:

(for the year ended December 31, in millions)	2014	2013	2012
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$—	$—	$—
Obligations of states, municipalities and political subdivisions	—	—	—
Debt securities issued by foreign governments	—	—	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1	2	4
All other corporate bonds	15	3	4
Redeemable preferred stock	—	—	—

Total fixed maturities	16	5	8

Equity securities
Public common stock	9	5	3
Non-redeemable preferred stock	—	—	1

Total equity securities	9	5	4

Other investments	1	5	3

Total	$26	$15	$15

        The following tables present the cumulative amount of and the changes during the reporting period in the credit losses of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in other comprehensive income:

Year ended December 31, 2014 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$53	$—	$1	$(5)	$(9)	$40
All other corporate bonds	65	—	3	(6)	(3)	59

Total fixed maturities	$118	$—	$4	$(11)	$(12)	$99

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

Year ended December 31, 2013 (in millions)	Cumulative OTTI Credit Losses Recognized for Securities Held, Beginning of Period	Additions for OTTI Securities Where No Credit Losses Were Previously Recognized	Additions for OTTI Securities Where Credit Losses Have Been Previously Recognized	Reductions Due to Sales/Defaults of Credit- Impaired Securities	Adjustments to Book Value of Credit- Impaired Securities due to Changes in Cash Flows	Cumulative OTTI Credit Losses Recognized for Securities Still Held, End of Period
Fixed maturities
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	$55	$—	$2	$—	$(4)	$53
All other corporate bonds	72	3	—	(7)	(3)	65

Total fixed maturities	$127	$3	$2	$(7)	$(7)	$118

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

        At December 31, 2014 and 2013, other than U.S. Treasury securities, obligations of U.S. government and government agencies and authorities, and obligations of the Canadian government, the Company was not exposed to any concentration of credit risk of a single issuer greater than 5% of the Company's shareholders' equity.

        Included in fixed maturities are below investment grade securities totaling $1.91 billion and $1.93 billion at December 31, 2014 and 2013, respectively. The Company defines its below investment grade securities as those securities rated below investment grade by external rating agencies, or the equivalent by the Company when a public rating does not exist. Such securities include below investment grade bonds that are publicly traded and certain other privately issued bonds that are classified as below investment grade loans.

Net Investment Income

(for the year ended December 31, in millions)	2014	2013	2012
Gross investment income
Fixed maturities	$2,244	$2,310	$2,439
Equity securities	40	31	28
Short-term securities	9	11	10
Real estate	44	37	34
Other investments	489	364	414

Gross investment income	2,826	2,753	2,925
Investment expenses	39	37	36

Net investment income	$2,787	$2,716	$2,889

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENTS (Continued)

        Changes in net unrealized gains on investment securities that are included as a separate component of other comprehensive income (loss) were as follows:

(at and for the year ended December 31, in millions)	2014	2013	2012
Changes in net unrealized investment gains
Fixed maturities	$913	$(2,804)	$326
Equity securities	63	74	38
Other investments	2	(1)	(2)

Change in net pretax unrealized gains on investment securities	978	(2,731)	362
Related tax expense (benefit)	334	(950)	130

Change in net unrealized gains on investment securities	644	(1,781)	232
Balance, beginning of year	1,322	3,103	2,871

Balance, end of year	$1,966	$1,322	$3,103

Derivative Financial Instruments

        From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio. U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker. At December 31, 2014 and 2013, the Company had $350 million and $0 notional value of open U.S. Treasury futures contracts, respectively. Net realized investment gains in 2014, 2013 and 2012 included net losses of $1 million, net gains of $115 million and net losses of $14 million, respectively, related to U.S. Treasury futures contracts.

        The Company purchases investments that have embedded derivatives, primarily convertible debt securities. These embedded derivatives are carried at fair value with changes in value reflected in net realized investment gains. Derivatives embedded in convertible debt securities are reported on a combined basis with their host instrument and are classified as fixed maturity securities. The Company recorded net realized losses of less than $1 million in 2014, net realized investment gains of less than $1 million in 2013 and net realized investment losses of less than $1 million in 2012 related to these embedded derivatives.

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

Fixed Maturities

        The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both December 31, 2014 and 2013. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, the pricing service uses an Option Adjusted Spread model to develop prepayment and interest rate scenarios.

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

        While the vast majority of the Company's municipal bonds and corporate bonds are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation. Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3. The fair value of the fixed maturities for which the Company used an internal pricing matrix was $92 million and $94 million at December 31, 2014 and 2013, respectively. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing. For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker). The fair value of the fixed maturities for which the Company received a broker quote was $140 million and $161 million at December 31, 2014 and 2013, respectively. Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

Equity Securities—Public Common Stock and Non-Redeemable Preferred Stock

        For public common stock and non-redeemable preferred stocks, the Company receives prices from pricing services that are based on observable market transactions and includes these estimates in the amount disclosed in Level 1. When current market quotes in active markets are unavailable for certain

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

non-redeemable preferred stocks held by the Company, the Company receives an estimate of fair value from the pricing services. The services utilize similar methodologies to price the non-redeemable preferred stocks as they do for the fixed maturities. The Company includes the fair value estimate for these non-redeemable preferred stocks in the amount disclosed in Level 2.

Other Investments

        The Company holds investments in various publicly-traded securities which are reported in other investments. These investments include mutual funds and other small holdings. The $19 million fair value of these investments at both December 31, 2014 and 2013, respectively, was disclosed in Level 1. At December 31, 2014 and 2013, the Company held investments in non-public common and preferred equity securities, with fair value estimates of $36 million and $34 million, respectively, reported in other investments, where the fair value estimate is determined either internally or by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the total fair value estimate for all of these investments at December 31, 2014 and 2013 in the amount disclosed in Level 3.

Derivatives

        At December 31, 2014 and 2013, the Company held $4 million and $8 million, respectively, of convertible bonds containing embedded conversion options that are valued separately from the host bond contract in the amount disclosed in Level 2—fixed maturities.

Fair Value Hierarchy

        The following tables present the level within the fair value hierarchy at which the Company's financial assets and financial liabilities are measured on a recurring basis at December 31, 2014 and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

2013. An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

(at December 31, 2014, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,053	$2,049	$4	$—
Obligations of states, municipalities and political subdivisions	33,573	—	33,560	13
Debt securities issued by foreign governments	2,368	—	2,368	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,213	—	2,203	10
All other corporate bonds	23,135	—	22,934	201
Redeemable preferred stock	132	2	122	8

Total fixed maturities	63,474	2,051	61,191	232

Equity securities
Public common stock	691	691	—	—
Non-redeemable preferred stock	208	82	126	—

Total equity securities	899	773	126	—

Other investments	55	19	—	36

Total	$64,428	$2,843	$61,317	$268

        During the year ended December 31, 2014, the Company had transfers of $1 million of obligations of states, municipalities and political subdivisions and $7 million of non-redeemable preferred stock

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

from Level 1 to Level 2. In addition, the Company had transfers of $11 million of non-redeemable preferred stock and $2 million of redeemable preferred stock from Level 2 to Level 1.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

        The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2014 and 2013.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2013	$255	$34	$289
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains(1)	3	1	4
Reported in increases (decreases) in other comprehensive income	(2)	1	(1)
Purchases, sales and settlements/maturities:
Purchases	232	1	233
Sales	(1)	(1)	(2)
Settlements/maturities	(90)	—	(90)
Gross transfers into Level 3	18	—	18
Gross transfers out of Level 3	(183)	—	(183)

Balance at December 31, 2014	$232	$36	$268

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)
Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

(in millions)	Fixed Maturities	Other Investments	Total
Balance at December 31, 2012	$230	$54	$284
Total realized and unrealized investment gains (losses):
Reported in net realized investment gains(1)	4	12	16
Reported in increases (decreases) in other comprehensive income	(2)	1	(1)
Purchases, sales and settlements/maturities:
Purchases	180	—	180
Sales	(25)	(33)	(58)
Settlements/maturities	(83)	—	(83)
Gross transfers into Level 3	15	—	15
Gross transfers out of Level 3	(64)	—	(64)

Balance at December 31, 2013	$255	$34	$289

Amount of total realized investment gains (losses) for the period included in the consolidated statement of income attributable to changes in the fair value of assets still held at the reporting date	$—	$—	$—

(1)
Includes impairments on investments held at the end of the period as well as amortization on fixed maturities.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FAIR VALUE MEASUREMENTS (Continued)

Financial Instruments Disclosed, But Not Carried, At Fair Value

        The Company uses various financial instruments in the normal course of its business. The Company's insurance contracts are excluded from fair value of financial instruments accounting guidance and, therefore, are not included in the amounts discussed below. The following tables present the carrying value and fair value of the Company's financial assets and financial liabilities disclosed, but not carried, at fair value at December 31, 2014 and 2013, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at December 31, 2014, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,364	$4,364	$1,283	$3,042	$39
Financial liabilities:
Debt	$6,249	$7,522	$—	$7,522	$—
Commercial paper	100	100	—	100	—

(at December 31, 2013, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,882	$3,882	$1,608	$2,215	$59
Financial liabilities:
Debt	$6,246	$7,123	$—	$7,123	$—
Commercial paper	100	100	—	100	—

        The Company utilized a pricing service to estimate fair value for approximately 98% and 97% of short-term securities at December 31, 2014 and 2013, respectively. A description of the process and inputs used by the pricing service to estimate fair value is discussed in the "Fixed Maturities" section above. Estimates of fair value for U.S. Treasury securities and money market funds are based on market quotations received from the pricing service and are disclosed in Level 1 of the hierarchy. The fair value of other short-term fixed maturity securities is estimated by the pricing service using observable market inputs and is disclosed in Level 2 of the hierarchy. For short-term securities where an estimate is not obtained from the pricing service, the carrying value approximates fair value and is included in Level 3 of the hierarchy.

        The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at December 31, 2014 and 2013. The pricing service utilizes market quotations for debt that have quoted prices in active markets. Since fixed maturities other than U.S. Treasury securities generally do not trade on a daily basis, the fair value estimates are based on market observable inputs and disclosed in Level 2 of the hierarchy.

        The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the years ended December 31, 2014 and 2013.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE

        The Company's consolidated financial statements reflect the effects of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance involves transferring certain insurance risks (along with the related written and earned premiums) the Company has underwritten to other insurance companies who agree to share these risks. The primary purpose of ceded reinsurance is to protect the Company, at a cost, from losses in excess of the amount it is prepared to accept and to protect the Company's capital. Reinsurance is placed on both a quota-share and excess-of-loss basis. Ceded reinsurance arrangements do not discharge the Company as the primary insurer, except for instances where the primary policy or policies have been novated, such as in certain structured settlement agreements.

        The Company utilizes general corporate catastrophe treaties with unaffiliated reinsurers to help manage its exposure to losses resulting from catastrophes and protect its capital. In addition to the coverage provided under these treaties, the Company also utilizes catastrophe bonds to protect against hurricane losses in the Northeastern United States, and a Northeast catastrophe reinsurance treaty to protect against losses resulting from weather-related and earthquake catastrophes in the Northeastern United States. The Company also utilizes excess-of-loss treaties to protect against earthquake losses up to a certain threshold in the Business and International Insurance segment (for certain markets) and for the Personal Insurance segment, and several reinsurance treaties specific to its international operations.

        The Company monitors the financial condition of its reinsurers under voluntary reinsurance arrangements to evaluate the collectability of amounts due from reinsurers and as a basis for determining the reinsurers with which the Company conducts ongoing business. In addition, in the ordinary course of business, the Company may become involved in coverage disputes with its reinsurers. Some of these disputes could result in lawsuits and arbitrations brought by or against the reinsurers to determine the Company's rights and obligations under the various reinsurance agreements. The Company employs dedicated specialists and strategies to manage reinsurance collections and disputes.

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

        The following is a summary of reinsurance financial data reflected in the consolidated statement of income:

(for the year ended December 31, in millions)	2014	2013	2012
Written premiums
Direct	$24,844	$23,952	$23,612
Assumed	788	705	697
Ceded	(1,728)	(1,890)	(1,862)

Total net written premiums	$23,904	$22,767	$22,447

Earned premiums
Direct	$24,810	$23,891	$23,507
Assumed	743	717	693
Ceded	(1,840)	(1,971)	(1,843)

Total net earned premiums	$23,713	$22,637	$22,357

Percentage of assumed earned premiums to net earned premiums	3.1%	3.2%	3.1%

Ceded claims and claim adjustment expenses incurred	$953	$1,019	$1,357

        Ceded premiums included the premiums paid for coverage provided by the Company's catastrophe bonds.

        Reinsurance recoverables include amounts recoverable on both paid and unpaid claims and were as follows:

(at December 31, in millions)	2014	2013
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,270	$4,707
Allowance for uncollectible reinsurance	(203)	(239)

Net reinsurance recoverables	4,067	4,468
Mandatory pools and associations	1,909	1,897
Structured settlements	3,284	3,348

Total reinsurance recoverables	$9,260	$9,713

Terrorism Risk Insurance Program

        The Terrorism Risk Insurance Program is a Federal program administered by the Department of the Treasury that provides for a system of shared public and private compensation for certain insured losses resulting from certified acts of terrorism. The program expired at the end of 2014 but was reauthorized, with some adjustments to its provisions, in January 2015 for six years through December 31, 2020.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. REINSURANCE (Continued)

        In order for a loss to be covered under the program (subject losses), the loss must meet certain aggregate industry loss minimums and must be the result of an event that is certified as an act of terrorism by the U.S. Secretary of the Treasury, in consultation with the Secretary of Homeland Security and the Attorney General of the United States. The annual aggregate industry loss minimum under the reauthorized program is initially $100 million for 2015, but will increase over the six-year life of the program to $200 million by December 31, 2020. The program excludes from participation the following types of insurance: Federal crop insurance, private mortgage insurance, financial guaranty insurance, medical malpractice insurance, health or life insurance, flood insurance, reinsurance, commercial automobile, professional liability (other than directors and officers'), surety, burglary and theft, and farm-owners multi-peril. In the case of a war declared by Congress, only workers' compensation losses are covered by the program. All commercial property and casualty insurers licensed in the United States are generally required to participate in the program. Under the reauthorized program, a participating insurer, in exchange for making terrorism insurance available, is initially entitled to be reimbursed by the Federal Government for 85% of subject losses, after an insurer deductible, subject to an annual cap. This reimbursement percentage will decrease over the six-year life of the program to 80% of subject losses by December 31, 2020.

        The deductible for any calendar year is equal to 20% of the insurer's direct earned premiums for covered lines for the preceding calendar year. The Company's estimated deductible under the program is $2.38 billion for 2015. The annual cap limits the amount of aggregate subject losses for all participating insurers to $100 billion. Once subject losses have reached the $100 billion aggregate during a program year, participating insurers will not be liable under the program for additional covered terrorism losses for that program year. There have been no terrorism-related losses that have triggered program coverage since the program was established. Since the law is untested, there is substantial uncertainty as to how it will be applied if an act of terrorism is certified under the program. It is also possible that future legislative action could change or eliminate the program. Further, given the unpredictable frequency and severity of terrorism losses, as well as the limited terrorism coverage in the Company's own reinsurance program, future losses from acts of terrorism, particularly involving nuclear, biological, chemical or radiological events, could be material to the Company's operating results, financial position and/or liquidity in future periods. In addition, the Company may not have sufficient resources to respond to claims arising from a high frequency of high severity natural catastrophes and/or of man-made catastrophic events involving conventional means. While the Company seeks to manage its exposure to man-made catastrophic events involving conventional means, the Company may not have sufficient resources to respond to claims arising out of one or more man-made catastrophic events involving nuclear, biological, chemical or radiological means.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        The following table presents the carrying amount of the Company's goodwill by segment at December 31, 2014 and 2013:

(in millions)	2014	2013
Business and International Insurance(1)	$2,476	$2,499
Bond & Specialty Insurance	495	495
Personal Insurance	613	613
Other	27	27

Total	$3,611	$3,634

(1)
Includes goodwill associated with the Company's acquisition of Dominion in 2013, which is subject to the impact of changes in foreign currency exchange rates.

Other Intangible Assets

        The following tables present a summary of the Company's other intangible assets by major asset class at December 31, 2014 and 2013:

(at December 31, 2014, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$460	$446	$14
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles(1)	209	136	73

Total intangible assets subject to amortization	669	582	87
Intangible assets not subject to amortization	217	—	217

Total other intangible assets	$886	$582	$304

(at December 31, 2013, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$460	$414	$46
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles(1)	201	113	88

Total intangible assets subject to amortization	661	527	134
Intangible assets not subject to amortization	217	—	217

Total other intangible assets	$878	$527	$351

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

          The following presents a summary of the Company's amortization expense for other intangible assets by major asset class:

(for the year ended December 31, in millions)	2014	2013	2012
Customer-related	$32	$31	$33
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles	14	15	19

Total amortization expense	$46	$46	$52

          Intangible asset amortization expense is estimated to be $26 million in 2015, $10 million in 2016, $9 million in 2017, $7 million in 2018 and $6 million in 2019.

  7. INSURANCE CLAIM RESERVES

          Claims and claim adjustment expense reserves were as follows:

(at December 31, in millions)	2014	2013
Property-casualty	$49,824	$50,865
Accident and health	26	30

Total	$49,850	$50,895

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

          The following table presents a reconciliation of beginning and ending property casualty reserve balances for claims and claim adjustment expenses:

(at and for the year ended December 31, in millions)	2014	2013	2012
Claims and claim adjustment expense reserves at beginning of year	$50,865	$50,888	$51,353
Less reinsurance recoverables on unpaid losses	9,280	10,254	10,434

Net reserves at beginning of year	41,585	40,634	40,919

Estimated claims and claim adjustment expenses for claims arising in the current year	14,621	14,060	15,559
Estimated decrease in claims and claim adjustment expenses for claims arising in prior years	(957)	(944)	(1,074)

Total increases	13,664	13,116	14,485

Claims and claim adjustment expense payments for claims arising in:
Current year	5,828	5,485	6,507
Prior years	8,099	8,477	8,326

Total payments	13,927	13,962	14,833

Acquisition(1)	—	1,792	—
Unrealized foreign exchange (gain) loss	(286)	5	63

Net reserves at end of year	41,036	41,585	40,634
Plus reinsurance recoverables on unpaid losses	8,788	9,280	10,254

Claims and claim adjustment expense reserves at end of year	$49,824	$50,865	$50,888

(1)
Dominion's net claims and claim adjustment expense reserves at November 1, 2013 were $1,792 million. Dominion's gross reserves on that date were $2,144 million. Dominion's reinsurance recoverables on unpaid losses on that date were $352 million.

        Gross claims and claim adjustment expense reserves at December 31, 2014 decreased by $1.04 billion from December 31, 2013, primarily reflecting the impact of net favorable prior year reserve development and payments related to operations in runoff. Gross claims and claim adjustment expense reserves at December 31, 2013 decreased by $23 million from December 31, 2012, primarily reflecting the impact of net favorable prior year reserve development and payments related to catastrophes and operations in runoff, largely offset by the impact of the acquisition of Dominion.

        Reinsurance recoverables on unpaid losses at December 31, 2014 declined by $492 million from December 31, 2013, reflecting the impacts of (i) net favorable prior year reserve development, (ii) cash collections, (iii) commutation agreements, as well as (iv) a slightly lower level of reinsurance purchased in 2014. Reinsurance recoverables on unpaid losses at December 31, 2013 declined by $974 million from December 31, 2012, reflecting the impacts of (i) a decline in mandatory pools and associations primarily due to catastrophe-related collections and, to a lesser extent the sale of renewal rights, related to the Company's National Flood Insurance Program in 2013, (ii) cash collections, (iii) commutation agreements and (iv) net favorable prior year reserve development, partially offset by (v) the acquisition of Dominion, which added $352 million of reinsurance recoverables on unpaid losses at November 1, 2013.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

Prior Year Reserve Development

        The following disclosures regarding reserve development are on a "net of reinsurance" basis.

2014.

        In 2014, estimated claims and claim adjustment expenses incurred included $957 million of net favorable development for claims arising in prior years, including $941 million of net favorable prior year reserve development impacting the Company's results of operations and $50 million of accretion of discount.

        Business and International Insurance.    Net favorable prior year reserve development in 2014 totaled $322 million. Net favorable prior year reserve development in 2014 was primarily driven by (i) better than expected loss experience in the general liability product line (excluding increases to asbestos and environmental reserves discussed below), primarily related to excess coverages for accident years 2008 through 2012, reflecting more favorable legal and judicial environments than what the Company previously expected, (ii) a $162 million benefit resulting from better than expected loss experience related to, and the commutation of reinsurance treaties associated with, a workers' compensation reinsurance pool for accident years 1996 and prior, (iii) better than expected loss experience in the property product line for accident years 2010 through 2013, including catastrophe losses from Storm Sandy for accident year 2012 and (iv) better than expected loss experience in the commercial auto product line for accident years 2011 and 2012. These factors contributing to net favorable prior year reserve development in 2014 were partially offset by (i) $250 million and $87 million increases to asbestos and environmental reserves, respectively, which are discussed in further detail in the "Asbestos and Environmental Reserves" section below, (ii) an increase in unallocated loss adjustment expense reserves of $77 million for interest awarded as part of damages pursuant to a court decision in the third quarter of 2014 related to a legal matter, which is discussed in more detail in the "Asbestos Direct Action Litigation" section of note 16 and (iii) higher than expected loss experience for liability coverages in the commercial multi-peril product line for accident years 2010 through 2013.

        Bond & Specialty Insurance.    Net favorable prior year reserve development in 2014 of $450 million was primarily driven by better than expected loss experience in the contract surety product line for accident years 2012 and prior.

        Personal Insurance.    Net favorable prior year reserve development in 2014 of $169 million was primarily driven by better than expected loss experience in the Homeowners and Other line of business for non-catastrophe weather-related losses for accident year 2013 and catastrophe losses for accident years 2011 through 2013.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

        Business and International Insurance.    Net favorable prior year reserve development in 2013 totaled $399 million. Net favorable prior year reserve development in 2013 was primarily driven by (i) better than expected loss experience in the general liability product line for excess coverages for accident years 2012 and prior (excluding increases to asbestos and environmental reserves discussed below), reflecting more favorable legal and judicial environments than what the Company previously expected, (ii) better than expected loss experience related to both catastrophe and non-catastrophe losses in the property product line for accident years 2010 through 2012, (iii) better than expected loss experience in the workers' compensation line of business (which was largely offset by a $42 million charge that was precipitated by legislation in New York enacted during the first quarter of 2013 related to the New York Fund for Reopened Cases for workers' compensation) and (iv) better than expected loss experience for the surety line of business in Canada and the marine line of business in the Company's operations at Lloyd's. These factors contributing to net favorable prior year reserve development in 2013 were partially offset by $190 million and $65 million increases to asbestos and environmental reserves, respectively, which are discussed in further detail in the "Asbestos and Environmental Reserves" section below and by higher than expected loss experience in the public and product liability line of business in the United Kingdom.

        Bond & Specialty Insurance.    Net favorable prior year reserve development in 2013 of $232 million was primarily driven by better than expected loss experience in the contract surety product line for accident years 2010 and prior.

        Personal Insurance.    Net favorable prior year reserve development in 2013 of $209 million was primarily driven by better than expected loss experience in the Homeowners and Other product line for catastrophe losses incurred in 2012, and non-catastrophe weather-related losses and non-weather-related losses for accident years 2012 and 2011.

2012.

        In 2012, estimated claims and claim adjustment expenses incurred included $1.07 billion of net favorable development for claims arising in prior years, including $940 million of net favorable prior year reserve development impacting the Company's results of operations and $48 million of accretion of discount.

        Business and International Insurance.    Net favorable prior year reserve development in 2012 totaled $585 million. Net favorable prior year reserve development in 2012 was primarily driven by (i) better than expected loss experience in the general liability product line for excess coverages for accident years 2010 and prior (excluding increases to asbestos and environmental reserves discussed below), which reflected what the Company believes are more favorable legal and judicial environments than what the Company previously expected, (ii) better than expected loss experience in the commercial property product line primarily for accident years 2009 through 2011, driven by higher than expected subrogation and salvage recoveries and by favorable loss development related to catastrophe losses incurred in 2011; (iii) better than expected loss experience in the workers' compensation product line, primarily driven by better than expected frequency and severity related to lifetime medical claims for accident years 2008 and prior and (iv) better than expected loss experience in several lines of business in Canada and in the Company's operations at Lloyd's. Lower than expected claim department expenses also contributed to net favorable prior year reserve development in 2012. Net favorable prior year reserve development in 2012 was reduced by (i) $175 million and $90 million increases to asbestos

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

and environmental reserves, respectively, which are discussed in further detail in the "Asbestos and Environmental Reserves" section below, (ii) net unfavorable prior year reserve development in the commercial automobile line of business, driven by higher than expected severity in the bodily injury coverage primarily for accident years 2010 and 2011, and (iii) net unfavorable prior year reserve development in the general liability product line for the 2011 accident year resulting from higher than expected claim frequency.

        Bond & Specialty Insurance.    Net favorable prior year reserve development in 2012 of $180 million was primarily driven by better than expected loss experience in the contract surety product line for accident years 2008 and prior, and better than expected results for management liability business primarily for the errors & omissions and fiduciary products for accident years 2007 and prior.

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

Asbestos and Environmental Reserves

        At December 31, 2014 and 2013, the Company's claims and claim adjustment expense reserves included $2.70 billion and $2.69 billion, respectively, for asbestos and environmental-related claims, net of reinsurance.

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

        The Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, experienced a slight increase in net asbestos-related payments in 2014 when compared with 2013. The number of policyholders with pending asbestos claims in these categories as of December 31, 2014 was essentially unchanged when compared with December 31, 2013. Payments on behalf of policyholders in these categories continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

        The completion of these reviews and analyses in 2014, 2013 and 2012 resulted in $250 million, $190 million and $175 million increases, respectively, in the Company's net asbestos reserves. In each year, the reserve increases were primarily driven by increases in the Company's estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category due to a higher level of litigation activity surrounding mesothelioma claims than previously anticipated. In addition, the reserve increases in 2013 and 2012 also reflected higher projected payments on assumed reinsurance accounts. The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment discussed above. Notwithstanding these trends, the Company's overall view of the underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

        Net asbestos paid loss and loss expenses in 2014, 2013 and 2012 were $242 million, $218 million and $236 million, respectively. Approximately 8%, 1% and 6% of total net paid losses in 2014, 2013

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

and 2012, respectively, related to policyholders with whom the Company had entered into settlement agreements limiting the Company's liability.

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

        The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980's. These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants. Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies. Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters. However, the degree to which those favorable trends have continued has been less than anticipated. In addition, reserve development on existing environmental claims has been greater than anticipated. As a result of these factors, in 2014, 2013 and 2012, the Company increased its net environmental reserves by $87 million, $65 million and $90 million, respectively.

        Asbestos and Environmental Reserves.    As a result of the processes and procedures discussed above, management believes that the reserves carried for asbestos and environmental claims are appropriately established based upon known facts, current law and management's judgment. However, the uncertainties surrounding the final resolution of these claims continue, and it is difficult to determine the ultimate exposure for asbestos and environmental claims and related litigation. As a result, these reserves are subject to revision as new information becomes available and as claims develop. The continuing uncertainties include, without limitation, the risks and lack of predictability inherent in complex litigation, any impact from the bankruptcy protection sought by various asbestos producers and other asbestos defendants, a further increase or decrease in the cost to resolve, and/or the number of, asbestos and environmental claims beyond that which is anticipated, the emergence of a greater number of asbestos claims than anticipated as a result of extended life expectancies resulting from medical advances and lifestyle improvements, the role of any umbrella or excess policies the Company has issued, the resolution or adjudication of disputes pertaining to the amount of available coverage for asbestos and environmental claims in a manner inconsistent with the Company's previous assessment of these claims, the number and outcome of direct actions against the Company, future developments pertaining to the Company's ability to recover reinsurance for asbestos and

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INSURANCE CLAIM RESERVES (Continued)

environmental claims and the unavailability of other insurance sources potentially available to policyholders, whether through exhaustion of policy limits or through the insolvency of other participating insurers. In addition, uncertainties arise from the insolvency or bankruptcy of policyholders and other defendants. It is also not possible to predict changes in the legal, regulatory and legislative environment and their impact on the future development of asbestos and environmental claims. This environment could be affected by changes in applicable legislation and future court and regulatory decisions and interpretations, including the outcome of legal challenges to legislative and/or judicial reforms establishing medical criteria for the pursuit of asbestos claims. It is also difficult to predict the ultimate outcome of complex coverage disputes until settlement negotiations near completion and significant legal questions are resolved or, failing settlement, until the dispute is adjudicated. This is particularly the case with policyholders in bankruptcy where negotiations often involve a large number of claimants and other parties and require court approval to be effective. As part of its continuing analysis of asbestos and environmental reserves, the Company continues to study the implications of these and other developments.

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

Catastrophe Exposure

        The Company has geographic exposure to catastrophe losses, which can be caused by a variety of events, including, among others, hurricanes, tornadoes and other windstorms, earthquakes, hail, wildfires, severe winter weather, floods, tsunamis, volcanic eruptions and other naturally-occurring events, such as solar flares. Catastrophes can also result from terrorist attacks and other intentionally destructive acts (including those involving nuclear, biological, chemical or radiological events), explosions and infrastructure failures. The incidence and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those that are heavily populated. The Company generally seeks to mitigate its exposure to catastrophes through individual risk selection and the purchase of catastrophe reinsurance.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT

        Debt outstanding was as follows:

(at December 31, in millions)	2014	2013
Short-term:
Commercial paper	$100	$100
5.50% Senior notes due December 1, 2015	400	—

Total short-term debt	500	100

Long-term:
5.50% Senior notes due December 1, 2015	—	400
6.25% Senior notes due June 20, 2016	400	400
5.75% Senior notes due December 15, 2017	450	450
5.80% Senior notes due May 15, 2018	500	500
5.90% Senior notes due June 2, 2019	500	500
3.90% Senior notes due November 1, 2020	500	500
7.75% Senior notes due April 15, 2026	200	200
7.625% Junior subordinated debentures due December 15, 2027	125	125
6.375% Senior notes due March 15, 2033	500	500
6.75% Senior notes due June 20, 2036	400	400
6.25% Senior notes due June 15, 2037	800	800
5.35% Senior notes due November 1, 2040	750	750
4.60% Senior notes due August 1, 2043	500	500
8.50% Junior subordinated debentures due December 15, 2045	56	56
8.312% Junior subordinated debentures due July 1, 2046	73	73
6.25% Fixed-to-floating rate junior subordinated debentures due March 15, 2067	107	107

Total long-term debt	5,861	6,261

Total debt principal	6,361	6,361
Unamortized fair value adjustment	50	51
Unamortized debt issuance costs	(62)	(66)

Total debt	$6,349	$6,346

        2013 Debt Issuance.    On July 25, 2013, the Company issued $500 million aggregate principal amount of 4.60% senior notes that will mature on August 1, 2043. The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $494 million. Interest on the senior notes is payable semi-annually in arrears on February 1 and August 1. The senior notes are redeemable in whole at any time or in part from time to time, at the Company's option, at a redemption price equal to the greater of (a) 100% of the principal amount of senior notes to be redeemed or (b) the sum of the present value of the remaining scheduled payments of principal and interest on the senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current treasury rate (as defined) plus 15 basis points.

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

Description of Debt

        Commercial Paper—The Company maintains an $800 million commercial paper program, supported by a $1.0 billion bank credit agreement that expires on June 7, 2018. (See "Credit Agreement" discussion that follows). Interest rates on commercial paper issued in 2014 ranged from 0.08% to 0.15%, and in 2013 ranged from 0.08% to 0.13%.

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

        The Company's consolidated balance sheet includes the debt instruments acquired in the merger, which were recorded at fair value as of the acquisition date. The resulting fair value adjustment is being amortized over the remaining life of the respective debt instruments using the effective-interest method. The amortization of the fair value adjustment reduced interest expense by $1 million for each of the years ended December 31, 2014 and 2013.

        The following table presents merger-related unamortized fair value adjustments and the related effective interest rate:

			Unamortized Fair Value Purchase Adjustment at December 31,
					Effective Interest Rate to Maturity
(in millions)	Issue Rate	Maturity Date	2014	2013
Subordinated debentures	7.625%	Dec. 2027	$16	$17	6.147%
	8.500%	Dec. 2045	15	15	6.362%
	8.312%	Jul. 2046	19	19	6.362%

Total			$50	$51

        The Travelers Companies, Inc. fully and unconditionally guarantees the payment of all principal, premiums, if any, and interest on certain debt obligations of its subsidiaries TPC and Travelers Insurance Group Holdings Inc. (TIGHI). The guarantees pertain to the $200 million 7.75% notes due 2026 and the $500 million 6.375% notes due 2033.

        Maturities—The amount of debt obligations, other than commercial paper, that become due in each of the next five years is as follows: 2015, $400 million; 2016, $400 million; 2017, $450 million; 2018, $500 million; and 2019, $500 million.

Credit Agreement

        The Company is party to a five-year, $1.0 billion revolving credit agreement with a syndicate of financial institutions that expires in June 2018. Pursuant to the credit agreement covenants, the Company must maintain a minimum consolidated net worth, defined as shareholders' equity determined in accordance with GAAP plus (a) trust preferred securities (not to exceed 15% of total

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEBT (Continued)

capital) and (b) mandatorily convertible securities (combined with trust preferred securities, not to exceed 25% of total capital) less goodwill and other intangible assets, of $13.73 billion. In addition, the credit agreement contains other customary restrictive covenants as well as certain customary events of default, including with respect to a change in control, which is defined to include the acquisition of 35% or more of the Company's voting stock and certain changes in the composition of the Company's board of directors. At December 31, 2014, the Company was in compliance with these covenants. Generally, the cost of borrowing under this agreement will range from LIBOR plus 87.5 basis points to LIBOR plus 150 basis points, depending on the Company's credit ratings. At December 31, 2014, that cost would have been LIBOR plus 112.5 basis points, had there been any amounts outstanding under the credit agreement. This credit agreement also supports the Company's commercial paper program.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. SHAREHOLDERS' EQUITY AND DIVIDEND AVAILABILITY (Continued)

Treasury Stock

        The Company's board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise. The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company's financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company's desired ratings from independent rating agencies, funding of the Company's qualified pension plan, capital requirements of the Company's operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. The following table summarizes repurchase activity in 2014 and remaining repurchase capacity at December 31, 2014.

Quarterly Period Ending (in millions, except per share amounts)	Number of shares purchased	Cost of shares repurchased	Average price paid per share	Remaining capacity under share repurchase authorization
March 31, 2014	7.8	$650	$82.97	$4,109
June 30, 2014	9.5	875	92.67	3,234
September 30, 2014	8.1	750	92.47	2,484
December 31, 2014	9.7	1,000	102.82	1,484

Total	35.1	$3,275	93.27	1,484

        The Company's Amended and Restated 2004 Stock Incentive Plan provides settlement alternatives to employees in which the Company retains shares to cover tax withholding costs and exercise costs. During the years ended December 31, 2014 and 2013, the Company acquired $58 million and $61 million, respectively, of its common stock under this plan.

        Common shares acquired are reported as treasury stock in the consolidated balance sheet.

Dividend Availability

        The Company's U.S. insurance subsidiaries, domiciled principally in the state of Connecticut, are subject to various regulatory restrictions that limit the maximum amount of dividends available to be paid by each insurance subsidiary to its respective parent company without prior approval of insurance regulatory authorities. A maximum of $3.25 billion is available by the end of 2015 for such dividends to the holding company, TRV, without prior approval of the Connecticut Insurance Department. The Company may choose to accelerate the timing within 2015 and/or increase the amount of dividends from its insurance subsidiaries in 2015, which could result in certain dividends being subject to approval by the Connecticut Insurance Department.

        In addition to the regulatory restrictions on the availability of dividends that can be paid by the Company's U.S. insurance subsidiaries, the maximum amount of dividends that may be paid to the Company's shareholders is limited, to a lesser degree, by certain covenants contained in its line of credit agreement with a syndicate of financial institutions that require the Company to maintain a minimum consolidated net worth as described in note 8.

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

        TRV and its two non-insurance holding company subsidiaries received $4.10 billion of dividends in 2014 from their U.S. insurance subsidiaries.

        For the years ended December 31, 2014, 2013 and 2012, TRV declared cash dividends per common share of $2.15, $1.96 and $1.79, respectively, and paid cash dividends of $729 million, $729 million and $694 milllion, respectively.

Statutory Net Income and Statutory Capital and Surplus

        Statutory net income of the Company's domestic and international insurance subsidiaries was $3.97 billion, $4.18 billion and $2.84 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Statutory capital and surplus of the Company's domestic and international insurance subsidiaries was $21.05 billion and $21.12 billion at December 31, 2014 and 2013, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table presents the changes in the Company's accumulated other comprehensive income (AOCI) for the years ended December 31, 2014, 2013 and 2012.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders' Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income
Balance, December 31, 2011	$2,729	$142	$(811)	$(55)	$2,005

Other comprehensive income (OCI) before reclassifications	228	48	(104)	45	217
Amounts reclassified from AOCI	(49)	5	58	—	14

Net OCI, current period	179	53	(46)	45	231

Balance, December 31, 2012	2,908	195	(857)	(10)	2,236

OCI before reclassifications	(1,740)	(2)	358	(79)	(1,463)
Amounts reclassified from AOCI	(43)	4	68	8	37

Net OCI, current period	(1,783)	2	426	(71)	(1,426)

Balance, December 31, 2013	1,125	197	(431)	(81)	810

OCI before reclassifications	667	(2)	(363)	(250)	52
Amounts reclassified from AOCI	(24)	3	39	—	18

Net OCI, current period	643	1	(324)	(250)	70

Balance, December 31, 2014	$1,768	$198	$(755)	$(331)	$880

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents the pretax components of the Company's other comprehensive income (loss) and the related income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012.

(for the year ended December 31, in millions)	2014	2013	2012
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$976	$(2,734)	$281
Income tax expense (benefit)	333	(951)	102

Net of taxes	643	(1,783)	179

Having credit losses recognized in the consolidated statement of income	2	3	81
Income tax expense	1	1	28

Net of taxes	1	2	53

Net changes in benefit plan assets and obligations	(494)	647	(69)
Income tax expense (benefit)	(170)	221	(23)

Net of taxes	(324)	426	(46)

Net changes in unrealized foreign currency translation	(289)	(112)	43
Income tax benefit	(39)	(41)	(2)

Net of taxes	(250)	(71)	45

Total other comprehensive income (loss)	195	(2,196)	336
Total income tax expense (benefit)	125	(770)	105

Total other comprehensive income (loss), net of taxes	$70	$(1,426)	$231

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (Continued)

        The following table presents the pretax and related income tax (expense) benefit components of the amounts reclassified from the Company's AOCI to the Company's consolidated statement of income for the years ended December 31, 2014, 2013 and 2012.

(for the year ended December 31, in millions)	2014	2013	2012
Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income(1)	$(36)	$(66)	$(75)
Income tax expense(2)	(12)	(23)	(26)

Net of taxes	(24)	(43)	(49)

Having credit losses recognized in the consolidated statement of income(1)	4	5	8
Income tax benefit(2)	1	1	3

Net of taxes	3	4	5

Reclassification adjustment related to benefit plan assets and obligations(3)	60	105	88
Income tax benefit(2)	21	37	30

Net of taxes	39	68	58

Reclassification adjustment related to foreign currency translation(1)	—	8	—
Income tax benefit(2)	—	—	—

Net of taxes	—	8	—

Total reclassifications	28	52	21
Total income tax benefit	10	15	7

Total reclassifications, net of taxes	$18	$37	$14

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EARNINGS PER SHARE (Continued)

        The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations:

(for the year ended December 31, in millions, except per share amounts)	2014	2013	2012
Basic and Diluted
Net income, as reported	$3,692	$3,673	$2,473
Participating share-based awards—allocated income	(27)	(27)	(19)

Net income available to common shareholders—basic and diluted	$3,665	$3,646	$2,454

Common Shares
Basic
Weighted average shares outstanding	338.8	370.3	386.2

Diluted
Weighted average shares outstanding	338.8	370.3	386.2
Weighted average effects of dilutive securities:
Stock options and performance shares	3.7	4.0	3.6

Total	342.5	374.3	389.8

Net income Per Common Share
Basic	$10.82	$9.84	$6.35

Diluted	$10.70	$9.74	$6.30

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES

(for the year ended December 31, in millions)	2014	2013	2012
Composition of income tax expense included in the consolidated statement of income
Current expense:
Federal	$1,216	$1,059	$406
Foreign	28	30	45
State	10	6	3

Total current tax expense	1,254	1,095	454

Deferred expense:
Federal	121	167	223
Foreign	22	10	16

Total deferred tax expense	143	177	239

Total income tax expense included in the consolidated statement of income	1,397	1,272	693
Composition of income tax included in shareholders' equity
Expense (benefit) relating to share-based compensation, the changes in unrealized gain on investments, unrealized loss on foreign exchange and other items in other comprehensive income	68	(822)	57

Total income tax expense included in the consolidated financial statements	$1,465	$450	$750

(for the year ended December 31, in millions)	2014	2013	2012
Income before income taxes
U.S	$4,899	$4,804	$2,955
Foreign	190	141	211

Total income before income taxes	5,089	4,945	3,166
Effective tax rate
Statutory tax rate	35%	35%	35%

Expected federal income tax expense	1,781	1,731	1,108
Tax effect of:
Nontaxable investment income	(379)	(409)	(427)
Other, net	(5)	(50)	12

Total income tax expense	$1,397	$1,272	$693

Effective tax rate	27%	26%	22%

        The Company paid income taxes of $1.15 billion, $1.06 billion and $188 million during the years ended December 31, 2014, 2013 and 2012, respectively. The current income tax payable was $139 million and $85 million at December 31, 2014 and 2013, respectively, and was included in other liabilities in the consolidated balance sheet.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The net deferred tax asset comprises the tax effects of temporary differences related to the following assets and liabilities:

(at December 31, in millions)	2014	2013
Deferred tax assets
Claims and claim adjustment expense reserves	$768	$825
Unearned premium reserves	709	693
Compensation-related liabilities	345	207
Other	346	356

Total gross deferred tax assets	2,168	2,081

Deferred tax liabilities
Deferred acquisition costs	565	554
Investments	1,267	931
Internally developed software	130	138
Other	173	155

Total gross deferred tax liabilities	2,135	1,778

Net deferred tax asset	$33	$303

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

        For tax return purposes, as of December 31, 2014, the Company had net operating loss (NOL) carryforwards in the United States, Canada and the United Kingdom. The amount and timing of realizing the benefits of NOL carryforwards depend on future taxable income and limitations imposed by tax laws. The benefits of the NOL carryforwards have been recognized in the consolidated financial statements and are included in net deferred tax assets. The NOL amounts by jurisdiction and year of expiration are as follows:

(in millions)	Amount	Year of expiration
United States	$15	2018
Canada	6	2033
United Kingdom	133	None

        U.S. income taxes have not been recognized on $647 million of the Company's foreign operations' undistributed earnings as of December 31, 2014, as such earnings are intended to be permanently reinvested in those operations. Furthermore, any taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on any dividend distributions from such earnings.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014 and 2013:

(in millions)	2014	2013
Balance at January 1	$21	$24
Additions for tax positions of prior years	2	—
Reductions for tax positions of prior years	—	(3)
Additions based on tax positions related to current year	—	—

Balance at December 31	$23	$21

        Included in the balances at both December 31, 2014 and 2013 were $2 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balances at those dates were $21 million and $19 million, respectively, of tax positions for which the ultimate deductibility is certain, but for which there is uncertainty about the timing of deductibility. The timing of such deductibility would not affect the annual effective tax rate.

        The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits in income taxes. During the years ended December 31, 2014 and 2013, the Company recognized approximately $31 million and $(67) million in interest, respectively. The Company had approximately $58 million and $27 million accrued for the payment of interest at December 31, 2014 and 2013, respectively.

        The IRS is conducting an examination of the Company's U.S. income tax returns for 2011 and 2012. The Company does not expect any significant changes to its liability for unrecognized tax benefits during the next twelve months.

13. SHARE-BASED INCENTIVE COMPENSATION

        The Company has a share-based incentive compensation plan, The Travelers Companies, Inc. 2014 Stock Incentive Plan (the 2014 Incentive Plan), which was approved by the Company's shareholders in May 2014 and replaced The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan, as amended (the 2004 Incentive Plan). The purposes of the 2014 Incentive Plan are to align the interests of the Company's non-employee directors, executive officers and other employees with those of the Company's shareholders, and to attract and retain personnel by providing incentives in the form of share-based awards. The 2014 Incentive Plan permits grants of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other share-based or share-denominated awards with respect to the Company's common stock. The number of shares of the Company's common stock authorized for grant under the 2014 Incentive Plan is 10 million shares, subject to additional shares that may be available for awards as described below. The Company has a policy of issuing new shares to settle the exercise of stock option awards and the vesting of other equity awards.

        In connection with the adoption of the 2014 Incentive Plan, the 2004 Incentive Plan was terminated, joining several other legacy share-based incentive compensation plans that had been terminated in prior years (together, the legacy plans). Outstanding grants were not affected by the termination of the legacy plans, including the grant of reload options related to prior option grants under the legacy plans. As of December 31, 2012, there were no longer any options eligible for reload.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        The 2014 Incentive Plan is currently the only plan pursuant to which future stock-based awards may be granted. In addition to the 10 million shares initially authorized for issuance under the 2014 Incentive Plan, the following will not be counted towards the 10 million shares available and will be available for future grants under the 2014 Incentive Plan: (i) shares of common stock subject to awards that expire unexercised, that are forfeited, terminated or canceled, that are settled in cash or other forms of property, or otherwise do not result in the issuance of shares of common stock, in whole or in part; (ii) shares that are used to pay the exercise price of stock options and shares used to pay withholding taxes on awards generally; and (iii) shares purchased by the Company on the open market using cash option exercise proceeds; provided, however, that the increase in the number of shares of common stock available for grant pursuant to such market purchases shall not be greater than the number that could be repurchased at fair market value on the date of exercise of the stock option giving rise to such option proceeds. In addition, the 10 million shares initially authorized for issuance under the 2014 Incentive Plan will be increased by any shares subject to awards under the 2004 Incentive Plan that were outstanding as of May 27, 2014 and subsequently expire, are forfeited, cancelled, settled in cash or otherwise terminate without the issuance of shares.

        The Company also has a compensation program for non-employee directors (the Director Compensation Program). Under the Director Compensation Program, non-employee directors' compensation consists of an annual retainer, a deferred stock award, committee chair fees and a lead director fee. Each non-employee director may choose to receive all or a portion of his or her annual retainer in the form of cash or deferred stock units which vest upon grant. The annual deferred stock awards vest in full one day prior to the date of the Company's annual meeting of shareholders occurring in the year following the year of the grant date, subject to continued service. The deferred stock awards may accumulate, including reinvestment dividends, until distribution either in a lump sum six months after termination of service as a director or, if the director so elects, in annual installments beginning at least six months following termination of service as a director. The shares of deferred stock units issued under the Director Compensation Program are awarded under the 2014 Incentive Plan.

Stock Option Awards

        Stock option awards granted to eligible officers and key employees have a ten-year term. Prior to January 1, 2007, stock options were granted with an exercise price equal to the fair market value of the Company's common stock on the day preceding the date of grant. Beginning January 1, 2007, all stock options are granted with an exercise price equal to the closing price of the Company's common stock on the date of grant. The stock options granted generally vest upon meeting certain years of service criteria. Except as the Compensation Committee of the Board may allow in the future, stock options cannot be sold or transferred by the participant. The stock options granted under the 2014 Incentive Plan and the 2004 Incentive Plan vest three years after grant date (cliff vest).

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

        The fair value of each option award is estimated on the date of grant by application of a variation of the Black-Scholes option pricing model using the assumptions noted in the following table. The expected term of newly granted stock options is the time to vest plus half the remaining time to expiration. This considers the vesting restriction and represents an even pattern of exercise behavior over the remaining term. Reload options were exercisable for the remaining term of the original option and therefore generally had a shorter expected term. The expected volatility assumption is based on the historical volatility of the Company's common stock for the same period as the estimated option term based on the mid-month of the option grant. The expected dividend is based upon the Company's current quarter dividend annualized and assumed to be constant over the expected option term. The risk-free interest rate for each option is the interpolated market yield for the mid-month of the option grant on a U.S. Treasury bill with a term comparable to the expected option term of the granted stock option. Shares received through option exercises under the reload program were subject to either a one-year or two-year restriction on sale. A discount, as measured by the estimated cost of protecting against changes in market value—5% for one-year sales restrictions and 10% for two-year sales restrictions—had been applied to the fair value of reload options granted to reflect these sales restrictions. The following assumptions were used in estimating the fair value of options on grant date for the years ended December 31, 2014, 2013 and 2012:

2014	Original Grants
Expected term of stock options	6 years
Expected volatility of the Company's stock	27.2% - 27.5%
Weighted average volatility	27.5%
Expected annual dividend per share	$2.00 - $2.20
Risk-free rate	1.81% - 1.82%

2013	Original Grants
Expected term of stock options	6 years
Expected volatility of the Company's stock	28.7% - 28.8%
Weighted average volatility	28.8%
Expected annual dividend per share	$1.84
Risk-free rate	1.11% - 1.14%

2012	Original Grants	Reload Grants
Expected term of stock options	6 years	1 year
Expected volatility of the Company's stock	28.5% - 28.6%	22.9% - 23.5%
Weighted average volatility	28.6%	23.4%
Expected annual dividend per share	$1.64 - $1.84	$1.64 - $1.84
Risk-free rate	1.02% - 1.17%	0.10% - 0.17%

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        A summary of stock option activity under the 2014 Incentive Plan and legacy share-based incentive compensation plans as of and for the year ended December 31, 2014 is as follows:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Outstanding, beginning of year	11,071,256	$56.68
Original grants	2,010,043	80.36
Exercised	(2,845,405)	49.70
Forfeited or expired	(211,034)	72.32

Outstanding, end of year	10,024,860	$63.08	6.5 Years	$429

Vested at end of year(1)	7,159,841	$59.44	5.9 Years	$332

Exercisable at end of year	4,232,855	$50.65	4.4 Years	$234

(1)
Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

        The following table presents additional information regarding original and reload grants for the years ended December 31, 2014, 2013 and 2012.

2014	Original Grants
Weighted average grant-date fair value of options granted (per share)	$17.22
Total intrinsic value of options exercised during the year (in millions)	$117

2013	Original Grants
Weighted average grant-date fair value of options granted (per share)	$17.09
Total intrinsic value of options exercised during the year (in millions)	$122

2012	Original Grants	Reload Grants
Weighted average grant-date fair value of options granted (per share)	$12.08	$4.49
Total intrinsic value of options exercised during the year (in millions)	$102	$5

        On February 3, 2015, the Company, under the 2014 Stock Incentive Plan, granted 2,244,464 stock option awards with an exercise price of $106.04 per share. The fair value attributable to the stock option awards on the date of grant was $15.78 per share.

Restricted Stock Units, Deferred Stock Units and Performance Share Award Programs

        The Company issues restricted stock unit awards to eligible officers and key employees under the Equity Awards program established pursuant to the 2014 Incentive Plan. A restricted stock unit represents the right to receive a share of common stock. These restricted stock unit awards are granted at market price, generally vest three years from the date of grant, do not have voting rights and the underlying shares of common stock are not issued until the vesting criteria is satisfied. In addition, the Company's board of directors can be issued deferred stock unit awards from (i) an annual award; (ii) deferred compensation (in lieu of cash retainer); and (iii) dividend reinvestment shares earned on outstanding deferred compensation.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        The Company also has a Performance Share Awards Program established pursuant to the 2004 Incentive Plan and which continues pursuant to the 2014 Incentive Plan. Under the program, the Company may issue performance share awards to certain employees of the Company who hold positions of Vice President (or its equivalent) or above. The performance awards provide the recipient the right to earn shares of the Company's common stock based upon the Company's attainment of certain performance goals and the recipient meeting certain years of service criteria. The performance goals for performance awards are based on the Company's adjusted return on equity over a three-year performance period. Vesting of performance shares is contingent upon the Company attaining the relevant performance period minimum threshold return on equity and the recipient meeting certain years of service criteria, generally three years for full vesting, subject to proration for certain termination conditions. If the performance period return on equity is below the minimum threshold, none of the shares will vest. If performance meets or exceeds the minimum performance threshold, a range of performance shares will vest (50%—130% for awards granted in February 2012 and 2013; and 50%—150% for awards granted in 2014 and 2015), depending on the actual return on equity attained.

        The fair value of restricted stock units, deferred stock units and performance shares is measured at the market price of the Company stock at date of grant. Under terms of the 2014 Incentive Plan, holders of deferred stock units and performance shares may receive dividend equivalents.

        The total fair value of shares that vested during the years ended December 31, 2014, 2013 and 2012 was $147 million, $151 million and $146 million, respectively.

        A summary of restricted stock units, deferred stock units and performance share activity under the Company's 2014 Incentive Plan and legacy plans as of and for the year ended December 31, 2014 is as follows:

	Restricted and Deferred Stock Units			Performance Shares
Other Equity Instruments	Number		Weighted Average Grant-Date Fair Value	Number		Weighted Average Grant-Date Fair Value
Nonvested, beginning of year	1,952,274		$64.60	1,389,770		$68.38
Granted	759,151		80.63	594,901		80.35
Vested	(885,048	)(1)	61.76	(801,479	)(2)	59.74
Forfeited	(65,406)		78.88	(99,547)		71.50
Performance-based adjustment	—		—	206,424	(3)	71.12

Nonvested, end of year	1,760,971		$72.40	1,290,069		$79.46

(1)
Represents awards for which the requisite service has been rendered.

(2)
Reflects the number of performance shares attributable to the performance goals attained over the completed performance period (three years) and for which service conditions have been met.

(3)
Represents the current year change in estimated performance shares to reflect the attainment of performance goals for the awards that were granted in each of the years 2012 through 2014.

        In addition to the nonvested shares presented in the above table, there are related nonvested dividend equivalent shares. The number of nonvested dividend equivalent shares related to deferred stock units was 372 at the beginning of the year and 387 at the end of the year and the number of nonvested dividend equivalent shares related to performance shares was 14,584 at the beginning of the year and 38,738 at the end of the year. The dividend equivalent shares are subject to the same vesting terms as the deferred stock units and performance shares.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED INCENTIVE COMPENSATION (Continued)

        On February 3, 2015, the Company, under the 2014 Stock Incentive Plan, granted 1,044,313 common stock awards in the form of restricted stock units, deferred stock units and performance share awards to participating officers, non-employee directors and other key employees. The restricted stock units and deferred stock units totaled 583,458 shares while the performance share awards totaled 460,855 shares. The fair value per share attributable to the common stock awards on the date of grant was $106.04.

Share-Based Compensation Cost Recognition

        The amount of compensation cost for awards subject to a service condition is based on the number of shares expected to be issued and is recognized over the time period for which service is to be provided (requisite service period). Awards granted to retiree-eligible employees or to employees who become retiree-eligible before an award's vesting date are considered to have met the requisite service condition. The compensation cost for awards subject to a performance condition is based upon the probable outcome of the performance condition, which on the grant date reflects an estimate of attaining 100% of the performance shares granted. The compensation cost reflects an estimated annual forfeiture rate from 3.0% to 4.5% over the requisite service period of the awards. That estimate is revised if subsequent information indicates that the actual number of instruments expected to vest is likely to differ from previous estimates. Compensation costs for awards are recognized on a straight-line basis over the requisite service period. For awards that have graded vesting terms, the compensation cost is recognized on a straight-line basis over the requisite service period for each separate vesting portion of the award as if the award was, in substance, multiple awards. The total compensation cost for all share-based incentive compensation awards recognized in earnings for the years ended December 31, 2014, 2013 and 2012 was $138 million, $129 million and $120 million, respectively. Included in these amounts are compensation cost adjustments of $14 million, $8 million and $4 million, for the years ended December 31, 2014, 2013 and 2012, respectively, that reflected the cost associated with the updated estimate of performance shares due to attaining certain performance levels from the date of the initial grant of the performance awards. The related tax benefits recognized in earnings were $47 million, $45 million and $42 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        At December 31, 2014, there was $123 million of total unrecognized compensation cost related to all nonvested share-based incentive compensation awards. This includes stock options, restricted and deferred stock units and performance shares granted under the 2014 Incentive Plan and the 2004 Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years. Cash received from the exercise of employee stock options under share-based compensation plans totaled $195 million and $206 million in 2014 and 2013, respectively. The tax benefit realized for tax deductions from employee stock options exercised during 2014 and 2013 totaled $40 million and $42 million, respectively.

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

        The Company sponsors a qualified non-contributory defined benefit pension plan, which covers substantially all U.S. domestic employees and provides benefits under a cash balance formula, except that employees satisfying certain age and service requirements remain covered by a prior final average pay formula. In addition, the Company sponsors a nonqualified defined benefit pension plan which covers certain highly-compensated employees, pension plans for employees of its foreign subsidiaries,

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

and a postretirement health and life insurance benefit plan for employees satisfying certain age and service requirements and for certain retirees.

Obligations and Funded Status

        The following tables summarize the funded status, obligations and amounts recognized in the consolidated balance sheet for the Company's benefit plans. The Company uses a December 31 measurement date for its pension and postretirement benefit plans.

	Qualified Domestic Pension Plan		Nonqualified and Foreign Pension Plans		Total
(at and for the year ended December 31, in millions)	2014	2013	2014	2013	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of year	$2,908	$3,055	$209	$206	$3,117	$3,261
Benefits earned	104	112	6	6	110	118
Interest cost on benefit obligation	140	124	10	8	150	132
Actuarial loss (gain)	428	(243)	29	(19)	457	(262)
Benefits paid	(187)	(140)	(11)	(9)	(198)	(149)
Plan amendments	(8)	—	—	—	(8)	—
Curtailment	—	—	(3)	—	(3)	—
Settlement	—	—	(6)	—	(6)	—
Foreign currency exchange rate change	—	—	(7)	2	(7)	2
Acquisition	—	—	—	15	—	15

Benefit obligation at end of year	$3,385	$2,908	$227	$209	$3,612	$3,117

Change in plan assets:
Fair value of plan assets at beginning of year	$3,074	$2,761	$129	$98	$3,203	$2,859
Actual return on plan assets	148	453	11	12	159	465
Company contributions	200	—	7	6	207	6
Benefits paid	(187)	(140)	(11)	(9)	(198)	(149)
Foreign currency exchange rate change	—	—	(8)	2	(8)	2
Settlement	—	—	(6)	—	(6)	—
Acquisition	—	—	—	20	—	20

Fair value of plan assets at end of year	3,235	3,074	122	129	3,357	3,203

Funded status of plan at end of year	$(150)	$166	$(105)	$(80)	$(255)	$86

Amounts recognized in the consolidated balance sheet consist of:
Accrued over-funded benefit plan assets	$—	$176	$6	$10	$6	$186
Accrued under-funded benefit plan liabilities	(150)	(10)	(111)	(90)	(261)	(100)

Total	$(150)	$166	$(105)	$(80)	$(255)	$86

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$1,132	$704	$53	$34	$1,185	$738
Prior service benefit	(8)	—	—	—	(8)	—

Total	$1,124	$704	$53	$34	$1,177	$738

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

	Postretirement Benefit Plans
(at and for the year ended December 31, in millions)	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of year	$211	$222
Benefits earned	—	—
Interest cost on benefit obligation	10	9
Actuarial loss (gain)	51	(25)
Benefits paid	(15)	(14)
Foreign currency exchange rate change	(2)	—
Acquisition	—	19

Benefit obligation at end of year	$255	$211

Change in plan assets:
Fair value of plan assets at beginning of year	$17	$18
Actual return on plan assets	—	—
Company contributions	14	13
Benefits paid	(15)	(14)

Fair value of plan assets at end of year	16	17

Funded status of plan at end of year	$(239)	$(194)

Amounts recognized in the consolidated balance sheet consist of:
Accrued under-funded benefit plan liability	$(239)	$(194)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	$9	$(44)
Prior service benefit	(26)	(28)

Total	$(17)	$(72)

        The total accumulated benefit obligation for the Company's defined benefit pension plans was $3.51 billion and $3.05 billion at December 31, 2014 and 2013, respectively. The qualified domestic pension plan accounted for $3.29 billion and $2.85 billion of the total accumulated benefit obligation at December 31, 2014 and 2013, respectively, whereas the nonqualified and foreign plans accounted for $0.22 billion and $0.20 billion of the total accumulated benefit obligation at December 31, 2014 and 2013, respectively.

        For pension plans with an accumulated benefit obligation in excess of plan assets, the aggregate projected benefit obligation was $3.53 billion and $123 million at December 31, 2014 and 2013, respectively, and the aggregate accumulated benefit obligation was $3.43 billion and $121 million at December 31, 2014 and 2013, respectively. The fair value of plan assets for the above plans was $3.27 billion and $33 million at December 31, 2014 and 2013, respectively.

        The Company has discretion regarding whether to provide additional funding and when to provide such funding to its qualified domestic pension plan. In 2014, 2013 and 2012, there were no required contributions to the qualified domestic pension plan. In 2014 and 2012, the Company voluntarily made contributions totaling $200 million and $217 million, respectively, to the qualified domestic pension plan. In 2013, the Company made no voluntary contributions to the qualified domestic pension plan. The Company has not determined whether or not additional funding will be made during 2015. There

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

is no required contribution to the qualified domestic pension plan during 2015. With respect to the Company's foreign pension plans, there are no significant required contributions in 2015.

        The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income related to the benefit plans for the years ended December 31, 2014, 2013 and 2012.

	Pension Plans			Postretirement Benefit Plans
(in millions)	2014	2013	2012	2014	2013	2012
Net Periodic Benefit Cost:
Service cost	$110	$118	$113	$—	$—	$—
Interest cost on benefit obligation	150	132	138	10	9	12
Expected return on plan assets	(218)	(208)	(187)	—	(1)	(1)
Curtailment	(1)	—	—	—	—	—
Settlement	2	—	—	—	—	—
Amortization of unrecognized:
Prior service benefit	—	—	—	(2)	(2)	—
Net actuarial loss (gain)	65	107	89	(3)	—	(1)

Net periodic benefit cost	$108	$149	$153	$5	$6	$10

Other Changes in Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Prior service benefit	$(8)	$—	$—	$—	$—	$—
Net actuarial loss (gain)	516	(518)	176	50	(24)	11
Plan amendments	—	—	—	—	—	(31)
Curtailment	(2)	—	—	—	—	—
Settlement	(2)	—	—	—	—	—
Amortization of prior service benefit	—	—	—	2	2	—
Amortization of net actuarial gain (loss)	(65)	(107)	(89)	3	—	1

Total other changes recognized in other comprehensive income	439	(625)	87	55	(22)	(19)

Total other changes recognized in net periodic benefit cost and other comprehensive income	$547	$(476)	$240	$60	$(16)	$(9)

        For the defined benefit pension plans, the estimated net actuarial loss that will be reclassified (amortized) from accumulated other comprehensive income into net income as part of net periodic benefit cost over the next fiscal year is $96 million, and the estimated prior service benefit to be amortized over the next fiscal year is $1 million. For the postretirement benefit plans, the estimated net actuarial loss that will be reclassified (amortized) from accumulated other comprehensive income into net income as part of net periodic benefit cost over the next fiscal year is less than $1 million, and the estimated prior service benefit to be amortized over the next fiscal year is $3 million.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Assumptions and Health Care Cost Trend Rate Sensitivity

        The following table summarizes assumptions used with regard to the Company's U.S. qualified domestic pension plan and the postretirement benefit plans.

(at and for the year ended December 31,)	2014	2013
Assumptions used to determine benefit obligations
Discount rate	4.10%	4.96%
Future compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit cost
Discount rate	4.96%	4.15%
Expected long-term rate of return on pension plans' assets	7.50%	7.50%
Expected long-term rate of return on postretirement benefit plans' assets	4.00%	4.00%
Assumed health care cost trend rates
Following year:
Medical (before age 65)	7.00%	7.25%
Medical (age 65 and older)	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate:
Medical (before age 65)	2022	2022
Medical (age 65 and older)	2020	2020

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

        As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% would have increased the accumulated postretirement benefit obligation by $29 million at December 31, 2014, and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2014. Decreasing the assumed health care cost trend rate by 1% would have decreased the accumulated postretirement benefit obligation at December 31, 2014 by $24 million and the aggregate of the service and interest cost components of net postretirement benefit expense by $1 million for the year ended December 31, 2014.

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

        The Company's overall investment strategy for the U.S. qualified domestic pension plan is to achieve a mix of approximately 85% to 90% of investments for long-term growth and 10% to 15% for near-term benefit payments with a diversification of asset types, fund strategies and fund managers. The current target allocations for plan assets are 55% to 65% equity securities and 20% to 40% fixed income securities, with the remainder allocated to short-term securities. Equity securities primarily include investments in large, medium and small-cap companies primarily located in the United States. Fixed income securities include corporate bonds of companies from diversified industries, mortgage-backed securities, U.S. Treasury securities and debt securities issued by foreign governments. Other investments include two private equity funds held by the Company's qualified defined benefit pension plan. One private equity fund is focused on financial companies, and the other is focused on real estate-related investments.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

Fair Value Hierarchy—Pension Plans

        The following tables present the level within the fair value hierarchy at which the financial assets of the Company's pension plans are measured on a recurring basis at December 31, 2014 and 2013.

(at December 31, 2014, in millions)	Total	Level 1	Level 2	Level 3
Invested assets:
Fixed maturities
Obligations of states, municipalities and political subdivisions	$19	$—	$19	$—
Debt securities issued by foreign governments	17	—	17	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	14	—	14	—
All other corporate bonds	474	—	474	—

Total fixed maturities	524	—	524	—

Mutual funds
Equity mutual funds	1,290	1,283	7	—
Bond mutual funds	610	607	3	—

Total mutual funds	1,900	1,890	10	—

Equity securities	616	615	1	—

Other investments(1)	2	—	—	2

Cash and short-term securities
Money market mutual funds	22	18	4	—
Other	293	29	264	—

Total cash and short-term securities	315	47	268	—

Total	$3,357	$2,552	$803	$2

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS (Continued)

        The following table presents the changes in the Level 3 fair value category for the years ended December 31, 2014 and 2013.

	Other Investments
(at and for the year ended December 31, in millions)	2014	2013
Balance at beginning of year	$4	$6
Actual return on plan assets:
Relating to assets still held	—	1
Relating to assets sold during the year	—	—
Purchases, sales, settlements and maturities:
Purchases	—	—
Sales	(2)	(3)
Settlements/maturities	—	—
Gross transfers into Level 3	—	—
Gross transfers out of Level 3	—	—

Balance at end of year	$2	$4

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

Fair Value—Other Postretirement Benefit Plan

        The Company's other postretirement benefit plan had financial assets of $16 million and $17 million at December 31, 2014 and 2013, respectively, which are measured at fair value on a recurring basis. The assets are primarily corporate bonds and short-term securities, and categorized as level 2 in the fair value hierarchy.

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

	Benefits Expected to be Paid
(in millions)	Pension Plans	Postretirement Benefit Plans
2015	$205	$15
2016	211	15
2017	215	15
2018	224	15
2019	234	15
2020 through 2024	1,203	76

Savings Plan

        The Company has a savings plan, The Travelers 401(k) Savings Plan (the Savings Plan), in which substantially all U.S. domestic Company employees are eligible to participate. Under the Savings Plan, the Company matches employee contributions up to 5% of eligible pay, with a maximum annual match of $6,000 which becomes 100% vested after three years of service. The Company's matching contribution is made in cash and invested according to the employee's current investment elections and can be reinvested into other investment options in accordance with the terms of the plan. The Company's non-U.S. employees participate in separate savings plans. The total expense related to all of the savings plans was $103 million, $100 million and $92 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        All common shares held by the Savings Plan are considered outstanding for basic and diluted EPS computations and dividends paid on all shares are charged to retained earnings.

15. LEASES

        Rent expense was $215 million, $196 million and $192 million in 2014, 2013 and 2012, respectively.

        Future minimum annual rental payments under noncancellable operating leases for 2015, 2016, 2017, 2018 and 2019 are $160 million, $144 million, $118 million, $80 million and $61 million, respectively, and $133 million for 2020 and thereafter. Future sublease rental income aggregating approximately $6 million will partially offset these commitments.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

Asbestos and Environmental Claims and Litigation

        In the ordinary course of its insurance business, the Company has received and continues to receive claims for insurance arising under policies issued by the Company asserting alleged injuries and damages from asbestos- and environmental-related exposures that are the subject of related coverage litigation. The Company is defending asbestos- and environmental-related litigation vigorously and believes that it has meritorious defenses; however, the outcomes of these disputes are uncertain. In this regard, the Company employs dedicated specialists and aggressive resolution strategies to manage asbestos and environmental loss exposure, including settling litigation under appropriate circumstances. Currently, it is not possible to predict legal outcomes and their impact on the future development of claims and litigation relating to asbestos and environmental claims. Any such development will be affected by future court decisions and interpretations, as well as changes in applicable legislation. Because of these uncertainties, additional liabilities may arise for amounts in excess of the Company's current reserves. In addition, the Company's estimate of ultimate claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company's results of operations in future periods.

  Settlement of Asbestos Direct Action Litigation

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

          After the parties reached the settlements of the Statutory and Hawaiian Actions and the Common Law Claims (collectively "the Settlements"), numerous proceedings took place in the bankruptcy, district and appellate courts concerning the approval of the Settlements and their effect on other parties. As a result of certain rulings in those proceedings, TPC concluded that it was not obligated to go forward with the Settlements because certain conditions precedent to the Settlements had not been met.

          The plaintiffs in the Statutory and Hawaii Actions and the Common Law Claims actions thereafter filed motions in the bankruptcy court to compel TPC to make payment under the settlement agreements, arguing that all conditions precedent to the Settlements had been met. On December 16, 2010, the bankruptcy court granted the plaintiffs' motions and ruled that TPC was required to fund the Settlements. The court entered judgment against TPC on January 20, 2011 in accordance with this ruling and ordered TPC to pay the Settlements plus prejudgment interest. The bankruptcy court's judgment was reversed by the district court on March 1, 2012, the district court having found that the conditions to the Settlements had not been met. The plaintiffs appealed the district court's March 1, 2012 decision to the Second Circuit Court of Appeals. On July 22, 2014, the Second Circuit issued an opinion reversing the district court's decision and reinstating the bankruptcy court's January 20, 2011 order which ordered TPC to pay the Settlements plus prejudgment interest. On August 5, 2014, TPC filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit, which was denied on January 5, 2015. At December 31, 2014, the amount of the Company's payment was recognized in the Company's consolidated financial statements in the amount of $579 million, comprising the $502 million settlement amount described above, plus pre-judgment and post-judgment interest totaling $77 million. On January 15, 2015, the bankruptcy court entered an order directing TPC to pay $579 million to the plaintiffs, and the Company has made that payment.

Other Proceedings Not Arising Under Insurance Contracts or Reinsurance Agreements

        The Company is involved in other lawsuits, including lawsuits alleging extra-contractual damages relating to insurance contracts or reinsurance agreements, that do not arise under insurance contracts or reinsurance agreements. The legal costs associated with such lawsuits are expensed in the period in which the costs are incurred. Based upon currently available information, the Company does not believe it is reasonably possible that any such lawsuit or related lawsuits would be material to the Company's results of operations or would have a material adverse effect on the Company's financial position or liquidity.

Gain Contingencies

        On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re (American Re), and three other reinsurers. By order dated October 22, 2010, the trial court corrected

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

certain clerical errors and made certain clarifications to the August 17, 2010 order. On October 25, 2010, judgment was entered against American Re and the other three insurers, awarding USF&G $420 million, comprising $251 million ceded under the terms of the disputed reinsurance contract plus interest of 9% amounting to $169 million as of that date. The judgment, including the award of interest, was appealed by the reinsurers to the New York Supreme Court, Appellate Division, First Department. On January 24, 2012, the Appellate Division affirmed the judgment. On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of Appeals, and on March 12, 2012, the Appellate Division granted the reinsurers' motion. On February 7, 2013, the Court of Appeals issued an opinion that largely affirmed the summary judgment in USF&G's favor, while modifying in part the summary judgment with respect to two discrete issues and remanding the case to the trial court for determination of those issues. The Court set a trial date for August 3, 2015. The Company believes it has a meritorious position on each of these issues and intends to pursue its claim vigorously. On May 2, 2013, the Court of Appeals denied a motion by reinsurers to reconsider the February 7, 2013 opinion. In November 2013, the Company entered into a settlement agreement with one of the reinsurers. At December 31, 2014, the claim totaled $488 million, comprising the $238 million of reinsurance recoverable plus interest amounting to $250 million as of that date. Interest will continue to accrue at an annual rate of 9% until the claim is paid. The $238 million of reinsurance recoverable owed to USF&G under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company's consolidated balance sheet. The interest that would be owed as part of any judgment ultimately entered in favor of USF&G is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company's consolidated financial statements.

  Resolution of Gain Contingency

          The Travelers Indemnity Company was one of the Settlement Class plaintiffs and a class member in a class action lawsuit captioned Safeco Insurance Company of America, et al. v American International Group, Inc. et al. (U.S. District Court, N.D. Ill.) in which the defendants were alleged to have engaged in the under-reporting of workers' compensation premium in connection with a workers' compensation reinsurance pool in which several subsidiaries of the Company participate. In February 2012, the district court issued a written opinion approving the class settlement pursuant to which the defendants agreed to pay $450 million to the class. In March 2012, three parties who objected to the settlement appealed the court's orders approving the settlement to the U.S. Court of Appeals for the Seventh Circuit. In January 2013, all parties, including the three parties who had objected to the settlement, filed a Stipulation of Dismissal indicating that there were no longer any objections to the settlement, and in March 2013, the Seventh Circuit dismissed the appeals. In April 2013, the Seventh Circuit issued its mandate returning the case to the district court for administration of the settlement. In June and November 2013, the Company received two payments totaling approximately $93 million, comprising its allocation from the settlement fund. The combination of the payments received in June and November 2013 totaling $93 million, less approximately $2 million remitted to another insurer, resulted in a net gain of $91 million that was reported in "Other revenues" in the Company's consolidated statement of income for the year ended December 31, 2013.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. CONTINGENCIES, COMMITMENTS AND GUARANTEES (Continued)

Other Commitments and Guarantees

Commitments

        Investment Commitments—The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests. These commitments totaled $1.63 billion and $1.52 billion at December 31, 2014 and 2013, respectively.

Guarantees

        In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the businesses being sold, covenants and obligations of the Company and/or its subsidiaries following the closing and, in certain cases, obligations arising from certain liabilities, adverse reserve development and imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law. Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments. The maximum amount of the Company's contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $462 million at December 31, 2014, of which $8 million was recognized on the balance sheet at that date.

        The Company also has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various other indemnifications. The Company also provides standard indemnifications to service providers in the normal course of business. The indemnification clauses are often standard contractual terms. Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements. The maximum amount of the Company's obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $150 million at December 31, 2014, approximately $75 million of which is indemnified by a third party. The maximum amount of the Company's obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at December 31, 2014, all of which is indemnified by a third party.

17. NONCASH INVESTING AND FINANCING ACTIVITIES

        There were no material noncash financing or investing activities during the years ended December 31, 2014, 2013 and 2012.

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

        The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of TPC, which totaled $700 million at December 31, 2014.

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

CONSOLIDATING STATEMENT OF INCOME (Unaudited)
For the year ended December 31, 2014

(in millions)	TPC	Other Subsidiaries	Travelers(2)	Eliminations	Consolidated
Revenues
Premiums	$16,097	$7,616	$—	$—	$23,713
Net investment income	1,874	907	6	—	2,787
Fee income	436	2	—	—	438
Net realized investment gains(1)	12	64	3	—	79
Other revenues	125	20	—	—	145

Total revenues	18,544	8,609	9	—	27,162

Claims and expenses
Claims and claim adjustment expenses	9,274	4,596	—	—	13,870
Amortization of deferred acquisition costs	2,604	1,278	—	—	3,882
General and administrative expenses	2,743	1,194	15	—	3,952
Interest expense	48	—	321	—	369

Total claims and expenses	14,669	7,068	336	—	22,073

Income (loss) before income taxes	3,875	1,541	(327)	—	5,089
Income tax expense (benefit)	1,095	417	(115)	—	1,397
Net income of subsidiaries	—	—	3,904	(3,904)	—

Net income	$2,780	$1,124	$3,692	$(3,904)	$3,692

(1)
Total other-than-temporary impairments (OTTI) for the year ended December 31, 2014, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI), were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers(2)	Eliminations	Consolidated
Total OTTI losses	$(16)	$(6)	$—	$—	$(22)
OTTI losses recognized in net realized investment gains	$(19)	$(7)	$—	$—	$(26)
OTTI gains recognized in OCI	$3	$1	$—	$—	$4

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

(1)
Total other-than-temporary impairments (OTTI) for the year ended December 31, 2013, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (loss) (OCI), were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers(2)	Eliminations	Consolidated
Total OTTI losses	$(8)	$(2)	$—	$—	$(10)
OTTI losses recognized in net realized investment gains	$(10)	$(5)	$—	$—	$(15)
OTTI gains recognized in OCI	$2	$3	$—	$—	$5

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

(1)
Total other-than-temporary impairments (OTTI) for the year ended December 31, 2012, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI), were as follows:

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

(2)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
For the year ended December 31, 2014

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Net income	$2,780	$1,124	$3,692	$(3,904)	$3,692

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	681	289	6	—	976
Having credit losses recognized in the consolidated statement of income	9	(7)	—	—	2
Net changes in benefit plan assets and obligations	(15)	(8)	(471)	—	(494)
Net changes in unrealized foreign currency translation	(173)	(116)	—	—	(289)

Other comprehensive income (loss) before income taxes and other comprehensive income of subsidiaries	502	158	(465)	—	195
Income tax expense (benefit)	207	81	(163)	—	125

Other comprehensive income (loss), net of taxes, before other comprehensive income of subsidiaries	295	77	(302)	—	70
Other comprehensive income of subsidiaries	—	—	372	(372)	—

Other comprehensive income	295	77	70	(372)	70

Comprehensive income	$3,075	$1,201	$3,762	$(4,276)	$3,762

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

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)
At December 31, 2014

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,801)	$43,401	$20,043	$30	$—	$63,474
Equity securities, available for sale, at fair value (cost $579)	236	522	141	—	899
Real estate investments	56	882	—	—	938
Short-term securities	2,128	706	1,530	—	4,364
Other investments	2,630	955	1	—	3,586

Total investments	48,451	23,108	1,702	—	73,261

Cash	221	151	2	—	374
Investment income accrued	468	215	2	—	685
Premiums receivable	4,241	2,057	—	—	6,298
Reinsurance recoverables	6,156	3,104	—	—	9,260
Ceded unearned premiums	608	70	—	—	678
Deferred acquisition costs	1,622	213	—	—	1,835
Deferred taxes	23	(40)	50	—	33
Contractholder receivables	3,306	1,056	—	—	4,362
Goodwill	2,602	1,009	—	—	3,611
Other intangible assets	216	88	—	—	304
Investment in subsidiaries	—	—	28,821	(28,821)	—
Other assets	1,931	429	17	—	2,377

Total assets	$69,845	$31,460	$30,594	$(28,821)	$103,078

Liabilities
Claims and claim adjustment expense reserves	$32,999	$16,851	$—	$—	$49,850
Unearned premium reserves	8,201	3,638	—	—	11,839
Contractholder payables	3,306	1,056	—	—	4,362
Payables for reinsurance premiums	194	142	—	—	336
Debt	692	—	5,657	—	6,349
Other liabilities	4,084	1,308	114	—	5,506

Total liabilities	49,476	22,995	5,771	—	78,242

Shareholders' equity
Common stock (1,750.0 shares authorized; 322.2 shares issued and outstanding)	—	390	21,843	(390)	21,843
Additional paid-in capital	11,634	6,502	—	(18,136)	—
Retained earnings	7,673	1,073	27,238	(8,733)	27,251
Accumulated other comprehensive income	1,062	500	880	(1,562)	880
Treasury stock, at cost (437.3 shares)	—	—	(25,138)	—	(25,138)

Total shareholders' equity	20,369	8,465	24,823	(28,821)	24,836

Total liabilities and shareholders' equity	$69,845	$31,460	$30,594	$(28,821)	$103,078

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

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
For the twelve months ended December 31, 2014

(in millions)	TPC	Other Subsidiaries	Travelers(1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$2,780	$1,124	$3,692	$(3,904)	$3,692
Net adjustments to reconcile net income to net cash provided by operating activities	343	(293)	118	(167)	1

Net cash provided by operating activities	3,123	831	3,810	(4,071)	3,693

Cash flows from investing activities
Proceeds from maturities of fixed maturities	6,625	4,258	11	—	10,894
Proceeds from sales of investments:
Fixed maturities	595	453	1	—	1,049
Equity securities	111	43	4	—	158
Real estate investments	1	14	—	—	15
Other investments	477	378	—	—	855
Purchases of investments:
Fixed maturities	(6,856)	(4,465)	(4)	—	(11,325)
Equity securities	(3)	(42)	(7)	—	(52)
Real estate investments	(22)	(26)	—	—	(48)
Other investments	(405)	(149)	—	—	(554)
Net sales (purchases) of short-term securities	(268)	(223)	(7)	—	(498)
Securities transactions in course of settlement	44	38	—	—	82
Acquisition, net of cash acquired	(9)	(3)	—		(12)
Other	(350)	(8)	—	—	(358)

Net cash provided by (used in) investing activities	(60)	268	(2)	—	206

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	—	—	(3,275)	—	(3,275)
Treasury stock acquired—net employee share-based compensation	—	—	(57)	—	(57)
Dividends paid to shareholders	—	—	(729)	—	(729)
Issuance of common stock—employee share options	—	—	195	—	195
Excess tax benefits from share-based payment arrangements	—	—	57	—	57
Dividends paid to parent company	(2,978)	(1,093)	—	4,071	—

Net cash used in financing activities	(2,978)	(1,093)	(3,809)	4,071	(3,809)

Effect of exchange rate changes on cash	(1)	(9)	—	—	(10)

Net increase (decrease) in cash	84	(3)	(1)	—	80
Cash at beginning of year	137	154	3	—	294

Cash at end of year	$221	$151	$2	$—	$374

Supplemental disclosure of cash flow information
Income taxes paid (received)	$947	$336	$(136)	$—	$1,147
Interest paid	$47	$—	$318	$—	$365

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

(1)
The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

2014 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,708	$6,785	$6,886	$6,783	$27,162
Total expenses	5,238	5,884	5,628	5,323	22,073

Income before income taxes	1,470	901	1,258	1,460	5,089
Income tax expense	418	218	339	422	1,397

Net income	$1,052	$683	$919	$1,038	$3,692

Net income per share(1):
Basic	$2.98	$1.98	$2.72	$3.15	$10.82
Diluted	2.95	1.95	2.69	3.11	10.70

2013 (in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$6,328	$6,674	$6,452	$6,737	$26,191
Total expenses	5,108	5,497	5,275	5,366	21,246

Income before income taxes	1,220	1,177	1,177	1,371	4,945
Income tax expense	324	252	313	383	1,272

Net income	$896	$925	$864	$988	$3,673

Net income per share(1):
Basic	$2.36	$2.44	$2.33	$2.73	$9.84
Diluted	2.33	2.41	2.30	2.70	9.74

(1)
Due to the averaging of shares, quarterly earnings per share may not add to the total for the full year.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

Item 9A.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2014. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the design and operation of the Company's disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

        In addition, there was no change in the Company's internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management has assessed the Company's internal control over financial reporting as of December 31, 2014. The standard measures adopted by management in making its evaluation are the measures in the Internal Control—Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based upon its assessment, management has concluded that the Company's internal control over financial reporting was effective at December 31, 2014, and that there were no material weaknesses in the Company's internal control over financial reporting as of that date.

        KPMG LLP, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its report on the effectiveness of the Company's internal control over financial reporting which follows this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        We have audited The Travelers Companies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 12, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP KPMG LLP

New York, New York
February 12, 2015

Item 9B.    OTHER INFORMATION

        Executive Ownership and Sales.    All of the Company's executive officers hold equity in the Company in excess of the required level under the Company's executive stock ownership policy. For a summary of this policy as currently in effect, see "Compensation Discussion and Analysis—Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions" in the Company's proxy statement filed with the Securities and Exchange Commission on April 11, 2014. From time to time, some of the Company's executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell shares of common stock of the Company in the open market, in private transactions or to the Company. To effect such sales, some of the Company's executives have entered into, and may in the future enter into, trading plans designed to comply with the Company's Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives' ownership of the Company's shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

        As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer was the only "named executive officer" (i.e., an executive officer named in the compensation disclosures in the Company's proxy statement) that has entered into a Rule 10b5-1 trading plan that remains in effect. The trading plan extends approximately nine months from the date of this report. Under the Company's stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary (as such amount is calculated for purposes of the stock ownership guidelines). See "Compensation Discussion and Analysis—Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions" in the Company's proxy statement filed with the SEC on April 11, 2014.

        Annual Meeting and Record Date.    The Board of Directors has set the date of the 2015 Annual Meeting of Shareholders and the related record date. The Annual Meeting will be held in Hartford, CT on May 20, 2015, and the shareholders entitled to receive notice of and vote at the meeting will be the shareholders of record at the close of business on March 23, 2015.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Company

        Set forth below is information concerning the Company's executive officers as of February 12, 2015.

Name	Age	Office
Jay S. Fishman	62	Chairman of the Board of Directors and Chief Executive Officer
Jay S. Benet	62	Vice Chairman and Chief Financial Officer
Brian W. MacLean	61	President and Chief Operating Officer
William H. Heyman	66	Vice Chairman and Chief Investment Officer
Alan D. Schnitzer	49	Vice Chairman and Chief Executive Officer, Business and International Insurance
Doreen Spadorcia	57	Vice Chairman and Chief Executive Officer, Personal Insurance and Bond & Specialty Insurance
Andy F. Bessette	61	Executive Vice President and Chief Administrative Officer
Kenneth F. Spence, III	59	Executive Vice President and General Counsel
Maria Olivo	50	Executive Vice President—Strategic Development and Corporate Treasurer
John P. Clifford, Jr.	59	Executive Vice President—Human Resources

        Jay S. Fishman, 62, has been Chairman since September 2005 and Chief Executive Officer of the Company since joining SPC in October 2001. He held the additional title of President from October 2001 until June 2008 and Chairman of SPC from October 2001 until the Merger. Mr. Fishman held several key executive posts at Citigroup Inc. from 1998 to October 2001, including Chairman, Chief Executive Officer and President of the Travelers insurance businesses. Starting in 1989, Mr. Fishman worked as an executive for Primerica, which became part of Citigroup.

        Jay S. Benet, 62, has been Vice Chairman and Chief Financial Officer since August 2005, and before that, he was Executive Vice President and Chief Financial Officer of the Company since the Merger, and from February 2002 until the Merger, he held those same offices at TPC. From March 2001 until January 2002, Mr. Benet was the worldwide head of financial planning, analysis and reporting at Citigroup and Chief Financial Officer for Citigroup's Global Consumer Europe, Middle East and Africa unit between April 2000 and March 2001. Before that, Mr. Benet spent ten years in various executive positions with Travelers Life & Annuity, including Chief Financial Officer of Travelers Life & Annuity and Executive Vice President, Group Annuity from December 1998 to April 2000, and Senior Vice President Group Annuity from December 1996 to December 1998. Prior to joining Travelers Life & Annuity, Mr. Benet was a partner of Coopers & Lybrand (now PricewaterhouseCoopers).

        Brian W. MacLean, 61, has been Chief Operating Officer since May 2005 and President since June 2008. Prior to that, he had been Executive Vice President and Chief Operating Officer since May 2005. Prior to that, he had been Co-Chief Operating Officer of the Company since February 2005. Before that, he was Executive Vice President, Claim Services for the Company, and prior thereto, for TPC. Prior to that, Mr. MacLean served as President of Select Accounts for TIGHI from July 1999 to January 2002. He also served as Chief Financial Officer of Claim Services from March 1993 to June 1996. From June 1996 to July 1999, Mr. MacLean was Chief Financial Officer for Commercial Lines. He joined TIGHI in 1988.

        William H. Heyman, 66, has been Chief Investment Officer of the Company since the Merger and Vice Chairman since May 2005. Prior to May 2005, he was Executive Vice President and Chief Investment Officer of the Company since the Merger. Prior to the Merger, he held those same offices with SPC since he joined SPC in May 2002. Mr. Heyman held various executive positions with Citigroup from 1995 through 2002, including the position of chairman of Citigroup Investments from 2000 to 2002. Prior to joining Citigroup in 1995, Mr. Heyman was, successively: a managing director of Salomon Brothers; Director of the Division of Market Regulation of the U.S. Securities and Exchange Commission; and a managing director of Smith Barney.

        Alan D. Schnitzer, 49, has been Vice Chairman and Chief Executive Officer, Business and International Insurance since July 2014. Prior to that, he had been Vice Chairman—Financial, Professional & International Insurance and Field Management; Chief Legal Officer since May 2012. Prior to that, he was Vice Chairman and Chief Legal Officer since joining the Company in April 2007 and Executive Vice President—Financial, Professional and International Insurance since May 2008. Prior to that time, he was a partner at the law firm of Simpson Thacher & Bartlett LLP, where he advised corporate clients on a variety of transactions and general corporate law matters. Mr. Schnitzer joined Simpson Thacher in 1991.

        Doreen Spadorcia, 57, has been Vice Chairman and Chief Executive Officer, Personal Insurance and Bond & Specialty Insurance since July 2014. Prior to that, she had been Vice Chairman—Claim Services, Personal Insurance, Operations and Systems, and Risk Control since May 2012. Prior to that, she was Chief Executive Officer—Personal Insurance and Executive Vice President—Claim Services, from July 2009 to May 2012. From March 2005 to July 2009, she was Executive Vice President—Claim Services. Prior to that, she was President and Chief Executive Officer of Bond operations for the Company since the Merger and, before that, for TPC since June 2002. From 1994 to May 2002, she managed the TPC Bond claim operation and served as General Counsel of that business unit. She joined TIGHI in 1986 as a claim attorney.

        Andy F. Bessette, 61, has been Executive Vice President and Chief Administrative Officer of the Company since the Merger, and prior to that, he held the same offices with SPC since joining SPC in January 2002. Before that, he was Vice President of Corporate Real Estate and Services for TPC. From 1980 to December 2001, Mr. Bessette held a number of management positions at TIGHI.

        Kenneth F. Spence, III, 59, has been Executive Vice President and General Counsel of the Company since January 2005. From August 2004 to January 2005, he was Senior Vice President and General Counsel. Prior to that, Mr. Spence served in several leadership positions in the Company's Legal Services group, and from April 1998 until the Merger, in SPC's Legal Services Group. Mr. Spence joined SPC in April 1998, upon SPC's merger with USF&G Corporation, where he had served as legal counsel.

        Maria Olivo, 50, has been Executive Vice President—Strategic Development and Corporate Treasurer since July 2010. Prior to that, she was Executive Vice President—Treasurer since June 2009. Prior to that, she was Executive Vice President—Market Development since October 2007. Since joining the company in 2002, Ms. Olivo has held a number of executive positions, including leading Corporate Development, Investor Relations and Corporate Communications. Prior to joining Travelers in 2002, Ms. Olivo was deputy head of Strategic Investments at Swiss Re Capital Partners from April 2000 to June 2002. Prior to that, she was a director in Salomon Smith Barney's Investment Bank.

        John P. Clifford, Jr., 59, has been Executive Vice President—Human Resources since May 2007, and before that he was Senior Vice President—Human Resources of the Company since the Merger, and from February 2002 until the Merger, he held that same office at SPC. From January 1994 through February 2002 he managed compensation and benefits for SPC and was named Vice President in 1999. He joined SPC in June 1984 as a compensation analyst, and from November 1984 to January 1994, he managed compensation for SPC.

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

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 20, 2015 are incorporated herein by reference: "Item 1—Election of Directors—Nominees for Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors Information."

Item 11.    EXECUTIVE COMPENSATION

        The following sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 20, 2015 are incorporated herein by reference: "Compensation Discussion and Analysis," "Compensation Committee Report," "Tabular Executive Compensation Disclosure" and "Non-Employee Director Compensation."

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The "Share Ownership Information" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 20, 2015 is incorporated herein by reference.

 EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as of December 31, 2014 regarding the Company's equity compensation plans. The only plan pursuant to which the Company may currently make additional equity grants is The Travelers Companies, Inc. 2014 Stock Incentive Plan (the 2014 Incentive Plan) which, upon approval by the Company's shareholders in May 2014, replaced the Amended and Restated 2004 Stock Incentive Plan, as amended (the 2004 Incentive Plan). The 2004 Incentive Plan had replaced prior share-based incentive plans (legacy plans), which were then terminated. Outstanding grants were not affected by the termination of these legacy plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	14,338,865	(2)	$63.11 per share	(3)	10,290,873	(4)

(1)
In addition to the 2004 Incentive Plan and the 2014 Incentive Plan, also included are certain plans for employees in the United Kingdom and the Republic of Ireland and The Travelers Deferred Compensation Plan for Non-Employee Directors. Shares delivered under these plans are issued pursuant to the 2004 Incentive Plan and the 2014 Incentive Plan.

(2)
Total includes (i) 10,043,187 stock options, (ii) 1,787,586 performance shares and dividend equivalents accrued thereon (assuming issuance of 100% of performance shares granted), (iii) 2,173,262 restricted stock units, (iv) 242,643 director deferred stock awards and dividend equivalents accrued thereon and (v) 92,187 common stock units credited to the deferred compensation accounts of certain non-employee directors in lieu of cash compensation, at the election of such directors.

(3)
The weighted average exercise prices for both the 2004 Incentive Plan and the 2014 Incentive Plan relate only to stock options. The calculation of the weighted average exercise price does not include outstanding equity awards that are received or exercised for no consideration and also does not include common stock units credited to the deferred compensation accounts of certain non-employee directors at fair market value in lieu of cash compensation at the election of such directors.

(4)
These shares are available for grant as of December 31, 2014 under the 2014 Incentive Plan pursuant to which the Compensation Committee of the board of directors may make various stock-based awards including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, deferred stock units, performance awards and other stock-based or stock-denominated awards with respect to the Company's common stock. This includes 10 million shares initially authorized for issuance under the 2014 Incentive Plan and shares subject to awards under the 2004 Incentive Plan that expired, were cancelled, forfeited, settled in cash or otherwise terminated without the issuance of shares.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The "Item 1—Election of Directors—Nominees for Election of Directors," "Governance of Your Company—Director Independence and Independence Determinations," "Governance of Your Company—Transactions with Related Persons and Certain Control Persons—Related Person Transaction Approval," "Governance of Your Company—Employment Relationships" and "Governance of Your Company—Third-Party Transactions" sections of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 20, 2015 are incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The "Item 2—Ratification of Independent Registered Public Accounting Firm—Audit and Non-Audit Fees" section of the Company's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 20, 2015 is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        Documents filed as a part of the report:

  (1)
  Financial Statements. See Index to Consolidated Financial Statements on page 163 hereof.

  (2)
  Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page 271 hereof.

  (3)
  Exhibits:

    See Exhibit Index on pages 281-285 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TRAVELERS COMPANIES, INC. (Registrant)
Date: February 12, 2015	By	/s/ MATTHEW S. FURMAN Matthew S. Furman Senior Vice President (Authorized Signatory)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Travelers Companies, Inc. and in the capacities and on the dates indicated.

Date
By	/s/ JAY S. FISHMAN Jay S. Fishman	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 12, 2015
By	/s/ JAY S. BENET Jay S. Benet	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	February 12, 2015
By	/s/ DOUGLAS K. RUSSELL Douglas K. Russell	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 12, 2015
By	* Alan L. Beller	Director	February 12, 2015
By	* John H. Dasburg	Director	February 12, 2015
By	* Janet M. Dolan	Director	February 12, 2015
By	* Kenneth M. Duberstein	Director	February 12, 2015
By	* Patricia L. Higgins	Director	February 12, 2015
By	* Thomas R. Hodgson	Director	February 12, 2015

Date
By	* William J. Kane	Director	February 12, 2015
By	* Cleve L. Killingsworth Jr.	Director	February 12, 2015
By	* Philip T. Ruegger III	Director	February 12, 2015
By	* Donald J. Shepard	Director	February 12, 2015
By	* Laurie J. Thomsen	Director	February 12, 2015
*By	/s/ MATTHEW S. FURMAN Matthew S. Furman, Attorney-in-fact		February 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
The Travelers Companies, Inc.:

        Under date of February 12, 2015, we reported on the consolidated balance sheet of The Travelers Companies, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

        In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP KPMG LLP

New York, New York
February 12, 2015

SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF INCOME

For the year ended December 31,	2014	2013	2012
Revenues
Net investment income	$6	$7	$9
Net realized investment gains(1)	3	2	—
Other revenues	—	—	(1)

Total revenues	9	9	8

Expenses
Interest	321	308	305
Other	15	13	4

Total expenses	336	321	309

Loss before income taxes and net income of subsidiaries	(327)	(312)	(301)
Income tax benefit	(115)	(170)	(119)

Loss before net income of subsidiaries	(212)	(142)	(182)
Net income of subsidiaries	3,904	3,815	2,655

Net income	$3,692	$3,673	$2,473

(1)
The parent company had no other-than-temporary impairment gains or losses recognized in net realized investment gains or in other comprehensive income during the years ended December 31, 2014, 2013 and 2012.

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF COMPREHENSIVE INCOME

For the year ended December 31,	2014	2013	2012
Consolidated net income	$3,692	$3,673	$2,473

Other comprehensive income—parent company:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	6	19	10
Having credit losses recognized in the consolidated statement of income	—	—	—
Net changes in benefit plan assets and obligations	(471)	616	(58)

Other comprehensive income (loss) before income taxes and other comprehensive income (loss) of subsidiaries	(465)	635	(48)
Income tax expense (benefit)	(163)	222	(17)

Other comprehensive income (loss), net of taxes, before other comprehensive income (loss) of subsidiaries	(302)	413	(31)
Other comprehensive income (loss) of subsidiaries	372	(1,839)	262

Consolidated other comprehensive income (loss)	70	(1,426)	231

Consolidated comprehensive income	$3,762	$2,247	$2,704

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED BALANCE SHEET

At December 31,	2014	2013
Assets
Fixed maturities	$30	$37
Equity securities	141	130
Short-term securities	1,530	1,523
Investment in subsidiaries	28,821	28,616
Other assets	72	144

Total assets	$30,594	$30,450

Liabilities
Debt	$5,657	$5,654
Other liabilities	114	10

Total liabilities	5,771	5,664

Shareholders' equity
Common stock (1,750.0 shares authorized, 322.2 and 353.5 shares issued and outstanding)	21,843	21,500
Retained earnings	27,238	24,281
Accumulated other comprehensive income	880	810
Treasury stock, at cost (437.3 and 401.5 shares)	(25,138)	(21,805)

Total shareholders' equity	24,823	24,786

Total liabilities and shareholders' equity	$30,594	$30,450

        The condensed financial statements should be read in conjunction with the notes to the condensed financial information of the registrant, as well as the consolidated financial statements and notes thereto.

See the accompanying Report of Independent Registered Public Accounting Firm.

 SCHEDULE II

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(in millions)

CONDENSED STATEMENT OF CASH FLOWS

For the year ended December 31,	2014	2013	2012
Cash flows from operating activities
Net income	$3,692	$3,673	$2,473
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(3,904)	(3,815)	(2,655)
Dividends received from consolidated subsidiaries	4,071	2,423	1,920
Deferred federal income tax expense (benefit)	51	(59)	52
Change in income taxes payable	(87)	48	(1)
Capital contributed to subsidiaries	—	(500)	—
Other	(13)	238	(16)

Net cash provided by operating activities	3,810	2,008	1,773

Cash flows from investing activities
Net sales (purchases) of short-term securities	(7)	435	381
Other investments, net	5	(3)	(8)

Net cash provided by (used in) investing activities	(2)	432	373

Cash flows from financing activities
Treasury stock acquired—share repurchase authorization	(3,275)	(2,400)	(1,474)
Treasury stock acquired—net employee share-based compensation	(57)	(61)	(53)
Dividends paid to shareholders	(729)	(729)	(694)
Issuance of common stock—employee share options	195	206	295
Payment of debt	—	—	(258)
Issuance of debt	—	494	—
Other	57	51	38

Net cash used in financing activities	(3,809)	(2,439)	(2,146)

Net increase (decrease) in cash	(1)	1	—
Cash at beginning of year	3	2	2

Cash at end of year	$2	$3	$2

Supplemental disclosure of cash flow information
Cash received during the year for taxes	$136	$210	$207
Cash paid during the year for interest	$318	$295	$302

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

See the accompanying Report of Independent Registered Public Accounting Firm.

THE TRAVELERS COMPANIES, INC.
(Parent Company Only)

NOTES TO THE CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1.     GUARANTEES

        In the ordinary course of selling businesses to third parties, The Travelers Companies, Inc. (TRV) has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the businesses being sold, covenants and obligations of TRV and/or its subsidiaries following the closing, and in certain cases obligations arising from certain liabilities or adverse reserve development. Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations. Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before TRV is obligated to make payments. The maximum amount of TRV's contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $89 million at December 31, 2014, of which $8 million was recognized on the balance sheet at that date.

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

SCHEDULE III

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Insurance Information
2012-2014
(in millions)

Segment	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves	Unearned Premiums	Earned Premiums	Net Investment Income(1)	Claims and Claim Adjustment Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses(2)	Net Written Premiums
2014
Business and International Insurance	$1,080	$42,700	$7,208	$14,512	$2,156	$9,145	$2,321	$2,541	$14,636
Bond & Specialty Insurance	222	3,435	1,286	2,076	252	481	388	403	2,103
Personal Insurance	533	3,689	3,345	7,125	379	4,244	1,173	977	7,165

Total—Reportable Segments	1,835	49,824	11,839	23,713	2,787	13,870	3,882	3,921	23,904
Other	—	26	—	—	—	—	—	400	—

Consolidated	$1,835	$49,850	$11,839	$23,713	$2,787	$13,870	$3,882	$4,321	$23,904

2013
Business and International Insurance	$1,046	$43,181	$7,170	$13,332	$2,087	$8,285	$2,158	$2,369	$13,512
Bond & Specialty Insurance	213	3,921	1,264	1,981	260	695	378	388	2,030
Personal Insurance	545	3,763	3,416	7,324	369	4,327	1,285	980	7,225

Total—Reportable Segments	1,804	50,865	11,850	22,637	2,716	13,307	3,821	3,737	22,767
Other	—	30	—	—	—	—	—	381	—

Consolidated	$1,804	$50,895	$11,850	$22,637	$2,716	$13,307	$3,821	$4,118	$22,767

2012
Business and International Insurance	$959	$41,979	$6,438	$12,779	$2,205	$8,383	$2,100	$2,304	$12,929
Bond & Specialty Insurance	209	4,064	1,254	1,957	280	788	373	383	1,924
Personal Insurance	624	4,845	3,549	7,621	404	5,505	1,437	900	7,594

Total—Reportable Segments	1,792	50,888	11,241	22,357	2,889	14,676	3,910	3,587	22,447
Other	—	34	—	—	—	—	—	401	—

Consolidated	$1,792	$50,922	$11,241	$22,357	$2,889	$14,676	$3,910	$3,988	$22,447

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

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE V

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
2014
Reinsurance recoverables	$239	$—	$—	$36	$203
Allowance for uncollectible:
Premiums receivable from underwriting activities	$75	$44	$—	$49	$70
Deductibles	$39	$—	$—	$3	$36
2013
Reinsurance recoverables	$258	$—	$2	$21	$239
Allowance for uncollectible:
Premiums receivable from underwriting activities	$76	$48	$—	$49	$75
Deductibles	$41	$1	$—	$3	$39
2012
Reinsurance recoverables	$345	$—	$—	$87	$258
Allowance for uncollectible:
Premiums receivable from underwriting activities	$83	$44	$—	$51	$76
Deductibles	$40	$4	$—	$3	$41

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

See the accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE VI

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES
Supplementary Information Concerning Property-Casualty Insurance Operations(1)
2012-2014
(in millions)

							Claims and Claim Adjustment Expenses Incurred Related to:
										Paid Claims and Claim Adjustment Expenses
			Discount From Reserves for Unpaid Claims(3)						Amortization of Deferred Acquisition Costs
Affiliation with Registrant(2)	Deferred Acquisition Costs	Claims and Claim Adjustment Expense Reserves		Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Year			Net Written Premiums
2014	$1,835	$49,824	$1,080	$11,839	$23,713	$2,787	$14,621	$(957)	$3,882	$13,927	$23,904
2013	$1,804	$50,865	$1,090	$11,850	$22,637	$2,716	$14,060	$(944)	$3,821	$13,962	$22,767
2012	$1,792	$50,888	$1,088	$11,241	$22,357	$2,889	$15,559	$(1,074)	$3,910	$14,833	$22,447

(1)
Excludes accident and health insurance business.

(2)
Consolidated property-casualty insurance operations.

(3)
For a discussion of types of reserves discounted and discount rates used, see "Item 1—Business—Claims and Claim Adjustment Expense Reserves—Discounting."

See the accompanying Report of Independent Registered Public Accounting Firm.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the "Company"), as amended and restated May 23, 2013, were filed as Exhibit 3.1 to the Company's current report on Form 8-K filed on May 24, 2013, and are incorporated herein by reference.

3.2		Amended and Restated Bylaws of the Company, effective as of August 5, 2014, were filed as Exhibit 3.2 to the Company's current report on Form 8-K filed on August 11, 2014, and are incorporated herein by reference.

10.1		Revolving Credit Agreement, dated June 7, 2013, between the Company and a syndicate of financial institutions, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2013, and is incorporated herein by reference.

10.2	*	The Travelers Companies, Inc. Policy Regarding Executive Incentive Compensation Recoupment was filed as Exhibit 10.42 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.3	*	Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated as of December 19, 2008, was filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.4	*	Letter regarding Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated as of March 24, 2014, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2014, and is incorporated herein by reference.

10.5	*	Amended and Restated Time Sharing Agreement, effective August 3, 2010, by and between the Company and Jay S. Fishman, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2010, and is incorporated herein by reference.

10.6	*	Letter Agreement between Alan D. Schnitzer and the Company, dated April 15, 2007, was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2007, and is incorporated herein by reference.

10.7	*	The Travelers Companies, Inc. 2014 Stock Incentive Plan was filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8 dated May 27, 2014 and is incorporated herein by reference.

10.8	*	The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.9	*	Amendment to The Travelers Companies, Inc. Amended and Restated 2004 Stock Incentive Plan was filed as Exhibit 10.7 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.10	*	TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.22 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.11	*	Amendment to the TPC 2002 Stock Incentive Plan, as amended effective January 23, 2003, was filed as Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.12	*	The St. Paul Companies, Inc. ("SPC") Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.

10.13	*	Amendment to the SPC Amended and Restated 1994 Stock Incentive Plan was filed as Exhibit 10.11 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.14	*	Current Director Compensation Program, effective as of May 28, 2014, was filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2014, and is incorporated herein by reference.

10.15	*	The Company's Amended and Restated Deferred Compensation Plan for Non-Employee Directors was filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.16	*	TPC Compensation Plan for Non-Employee Directors, as amended on January 22, 2004, was filed as Exhibit 10.16 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

10.17	*	The SPC Directors' Deferred Compensation Plan was filed as Exhibit 10(b) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.

10.18	*	The SPC Deferred Stock Plan for Non-Employee Directors was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.19	*	The SPC Directors' Charitable Award Program, as amended, was filed as Exhibit 10(d) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

10.20	†*	The Travelers Severance Plan (as Amended and Restated, effective January 1, 2015) is filed herewith.

10.21	*	The Company's Senior Executive Performance Plan was filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005, and is incorporated herein by reference.

10.22	*	First Amendment to the Company's Senior Executive Performance Plan was filed as Exhibit 10.40 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.23	*	The Travelers Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009, was filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-157091) dated February 4, 2009, and is incorporated herein by reference.

10.24	*	First Amendment to The Travelers Deferred Compensation Plan was filed as Exhibit 10.37 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.25	*	TPC Deferred Compensation Plan was filed as Exhibit 10.23 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.26	*	The Travelers Benefit Equalization Plan, as Amended and Restated effective as of January 1, 2009, was filed as Exhibit 10.36 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2008, and is incorporated herein by reference.

10.27	*	First Amendment to The Travelers Benefit Equalization Plan was filed as Exhibit 10.38 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.28	*	Second Amendment to The Travelers Benefit Equalization Plan was filed as Exhibit 10.28 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by reference.

10.29	*	Third Amendment to The Travelers Benefit Equalization Plan was filed as Exhibit 10.31 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by reference.

10.30	†*	Fourth Amendment to The Travelers Benefit Equalization Plan is filed herewith.

10.31	*	TPC Benefit Equalization Plan was filed as Exhibit 10.24 to TPC's annual report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

10.32	*	The SPC Benefit Equalization Plan—2001 Revision and the first and second amendments thereto were filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2004, and are incorporated herein by reference.

10.33	*	The SPC Annual Incentive Plan was filed as an exhibit to SPC's Definitive Proxy Statement on Schedule 14A, filed on March 29, 1999, and is incorporated herein by reference.

10.34	*	The SPC Deferred Management Incentive Awards Plan was filed as Exhibit 10(a) to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, and is incorporated herein by reference.

10.35	*	Form of Non-Competition Agreement was filed as Exhibit 10.43 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2009, and is incorporated herein by reference.

10.36	*	Form of Non-Solicitation and Non-Disclosure Agreement for Executive Officers, amending the SPC Severance Plan, was filed as Exhibit 99 to the Company's current report on Form 8-K filed on February 16, 2006, and is incorporated herein by reference.

10.37	†*	Form of Restricted Stock Unit Award Notification and Agreement (For Management Committee Member Executing Non-Compete) is filed herewith.

10.38	†*	Form of Stock Option Grant Notification and Agreement is filed herewith.

10.39	†*	Form of Restricted Stock Unit Award Notification and Agreement is filed herewith.

10.40	*	Form of Performance Shares Award Notification and Agreement (2012) was filed as Exhibit 10.45 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by reference.

Exhibit Number		Description of Exhibit
10.41	*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2012) was filed as Exhibit 10.46 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2011, and is incorporated herein by reference.

10.42	*	Form of Performance Shares Award Notification and Agreement (2013) was filed as Exhibit 10.46 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.43	*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2013) was filed as Exhibit 10.47 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2012, and is incorporated herein by reference.

10.44	*	Form of Performance Shares Award Notification and Agreement (2014) was filed as Exhibit 10.47 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by reference.

10.45	*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2014) was filed as Exhibit 10.48 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 2013, and is incorporated herein by reference.

10.46	†*	Form of Performance Shares Award Notification and Agreement (2015) is filed herewith.

10.47	†*	Form of Performance Shares Award Notification and Agreement for Jay S. Fishman (2015) is filed herewith.

10.48	†*	Form of Non-Employee Director Notification and Agreement of Annual Deferred Stock Award is filed herewith.

12.1	†	Statement regarding the computation of the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends is filed herewith.

21.1	†	A list of the subsidiaries of the Company is filed herewith.

23.1	†	Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP's audit report into Registration Statements on Forms S-8 of the Company (SEC File No. 33-56987, No. 333-50943, No. 333-63114, No. 333-63118, No. 333-65726, No. 333-107698, No. 333-107699, No. 333-114135, No. 333-117726, No. 333-120998, No. 333-128026, No. 333-157091, No. 333-157092, No. 333-164972, No. 333-176002 and No. 333-196290) and Form S-3 (SEC File No. 333-189434) is filed herewith.

24.1	†	Power of Attorney is filed herewith.

31.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.2	†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

Exhibit Number		Description of Exhibit
101.1	†	The following financial information from The Travelers Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: (i) Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012; (ii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Balance Sheet at December 31, 2014 and 2013; (iv) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.

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