Form 10-Q
period 2015-03-31
TRAVELERS COMPANIES, INC.
filed 2015-04-21
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at April 17, 2015 was 318,698,313.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended March 31, 2015

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

For the three months ended March 31,	2015	2014
Revenues
Premiums	$5,888	$5,823
Net investment income	592	736
Fee income	111	107
Net realized investment gains (1)	10	1
Other revenues	25	41

Total revenues	6,626	6,708

Claims and expenses
Claims and claim adjustment expenses	3,431	3,315
Amortization of deferred acquisition costs	963	950
General and administrative expenses	992	881
Interest expense	92	92

Total claims and expenses	5,478	5,238

Income before income taxes	1,148	1,470
Income tax expense	315	418

Net income	$833	$1,052

Net income per share
Basic	$2.58	$2.98
Diluted	$2.55	$2.95

Weighted average number of common shares outstanding
Basic	320.8	350.9
Diluted	324.5	354.6

(1)  Total other-than-temporary impairment (OTTI) losses were $(4) million and $(7) million for the three months ended March 31, 2015 and 2014, respectively.  Of total OTTI, credit losses of $(3) million and $(9) million for the three months ended March 31, 2015 and 2014, respectively, were recognized in net realized investment gains.  In addition, unrealized gains (losses) from other changes in total OTTI of $(1) million and $2 million for the three months ended March 31, 2015 and 2014, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

For the three months ended March 31,	2015	2014

Net income	$833	$1,052

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	169	537
Having credit losses recognized in the consolidated statement of income	(5)	2
Net changes in benefit plan assets and obligations	24	15
Net changes in unrealized foreign currency translation	(274)	(43)

Other comprehensive income (loss) before income taxes	(86)	511
Income tax expense	25	194

Other comprehensive income (loss), net of taxes	(111)	317

Comprehensive income	$722	$1,369

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,916 and $60,801)	$62,769	$63,474
Equity securities, available for sale, at fair value (cost $563 and $579)	866	899
Real estate investments	929	938
Short-term securities	4,490	4,364
Other investments	3,565	3,586

Total investments	72,619	73,261

Cash	308	374
Investment income accrued	628	685
Premiums receivable	6,528	6,298
Reinsurance recoverables	9,142	9,260
Ceded unearned premiums	830	678
Deferred acquisition costs	1,847	1,835
Deferred taxes	—	33
Contractholder receivables	4,396	4,362
Goodwill	3,590	3,611
Other intangible assets	292	304
Other assets	2,511	2,377

Total assets	$102,691	$103,078

Liabilities
Claims and claim adjustment expense reserves	$48,994	$49,850
Unearned premium reserves	11,954	11,839
Contractholder payables	4,396	4,362
Payables for reinsurance premiums	485	336
Deferred taxes	126	—
Debt	6,349	6,349
Other liabilities	5,540	5,506

Total liabilities	77,844	78,242

Shareholders’ equity
Common stock (1,750.0 shares authorized; 318.7 and 322.2 shares issued and outstanding)	21,982	21,843
Retained earnings	27,906	27,251
Accumulated other comprehensive income	769	880
Treasury stock, at cost (443.6 and 437.3 shares)	(25,810)	(25,138)

Total shareholders’ equity	24,847	24,836

Total liabilities and shareholders’ equity	$102,691	$103,078

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the three months ended March 31,	2015	2014
Common stock
Balance, beginning of year	$21,843	$21,500
Employee share-based compensation	66	45
Compensation amortization under share-based plans and other changes	73	58

Balance, end of period	21,982	21,603

Retained earnings
Balance, beginning of year	27,251	24,291
Net income	833	1,052
Dividends	(178)	(177)
Other	—	1

Balance, end of period	27,906	25,167

Accumulated other comprehensive income, net of tax
Balance, beginning of year	880	810
Other comprehensive income (loss)	(111)	317

Balance, end of period	769	1,127

Treasury stock (at cost)
Balance, beginning of year	(25,138)	(21,805)
Treasury stock acquired — share repurchase authorization	(600)	(650)
Net shares acquired related to employee share-based compensation plans	(72)	(55)

Balance, end of period	(25,810)	(22,510)

Total shareholders’ equity	$24,847	$25,387

Common shares outstanding
Balance, beginning of year	322.2	353.5
Treasury stock acquired — share repurchase authorization	(5.6)	(7.8)
Net shares issued under employee share-based compensation plans	2.1	1.8

Balance, end of period	318.7	347.5

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the three months ended March 31,	2015	2014
Cash flows from operating activities
Net income	$833	$1,052
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(10)	(1)
Depreciation and amortization	225	227
Deferred federal income tax expense	133	153
Amortization of deferred acquisition costs	963	950
Equity in income from other investments	(43)	(139)
Premiums receivable	(258)	(189)
Reinsurance recoverables	69	106
Deferred acquisition costs	(987)	(986)
Claims and claim adjustment expense reserves	(561)	(209)
Unearned premium reserves	185	94
Other	(350)	(355)

Net cash provided by operating activities	199	703

Cash flows from investing activities
Proceeds from maturities of fixed maturities	2,830	2,312
Proceeds from sales of investments:
Fixed maturities	906	406
Equity securities	11	36
Real estate investments	7	1
Other investments	146	167
Purchases of investments:
Fixed maturities	(3,325)	(2,715)
Equity securities	(8)	(18)
Real estate investments	(6)	(9)
Other investments	(168)	(113)
Net purchases of short-term securities	(134)	(160)
Securities transactions in course of settlement	305	240
Acquisition, net of cash acquired	—	(12)
Other	(90)	(60)

Net cash provided by investing activities	474	75

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(600)	(650)
Treasury stock acquired — net employee share-based compensation	(71)	(54)
Dividends paid to shareholders	(177)	(176)
Issuance of common stock — employee share options	90	57
Excess tax benefits from share-based payment arrangements	27	13

Net cash used in financing activities	(731)	(810)

Effect of exchange rate changes on cash	(8)	(2)

Net decrease in cash	(66)	(34)
Cash at beginning of year	374	294

Cash at end of period	$308	$260

Supplemental disclosure of cash flow information
Income taxes paid	$126	$93
Interest paid	$34	$34

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements include the accounts of The Travelers Companies, Inc. (together with its subsidiaries, the Company). These financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP) and are unaudited.  In the opinion of the Company’s management, all adjustments necessary for a fair presentation have been reflected.  Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been omitted.  All material intercompany transactions and balances have been eliminated.  The accompanying interim consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the Company’s 2014 Annual Report).

The preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period.  Actual results could differ from those estimates.  Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 presentation, including reclassifications related to the realignment of the Company’s reportable business segments in July 2014 described in the Company’s 2014 Annual Report.

Adoption of Accounting Standards Updates

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (FASB) issued revised guidance to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance was effective for the quarter ending March 31, 2015. The adoption of this guidance did not have any effect on the Company’s results of operations, financial position or liquidity.

Accounting Standards Not Yet Adopted

Amendments to the Consolidation Analysis

In February 2015, the FASB issued updated guidance that makes targeted amendments to the current consolidation accounting guidance. The update is in response to accounting complexity concerns, particularly from the asset management industry. The guidance simplifies consolidation accounting by reducing the number of approaches to consolidation, provides a scope exception to registered money market funds and similar unregistered money market funds and ends the indefinite deferral granted to investment companies from applying the variable interest entity guidance.

The updated guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued updated guidance to clarify the required presentation of debt issuance costs.   The amended guidance requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying amount of the recognized debt liability, consistent with the treatment of debt discounts.   Amortization of debt issuance costs is to be

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

1.                       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Continued

reported as interest expense.   The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance.

The updated guidance is effective for reporting periods beginning after December 15, 2015.   Early adoption is permitted.  The adoption of this guidance will not have any effect on the Company’s results of operations, financial position or liquidity.

Additional Accounting Standards Not Yet Adopted

For information regarding additional accounting standards that the Company has not yet adopted, see the “Accounting Standards Not Yet Adopted” section of note 1 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

Nature of Operations

The Company is organized into three reportable business segments: Business and International Insurance; Bond & Specialty Insurance; and Personal Insurance. These segments reflect the manner in which the Company’s businesses are currently managed and represent an aggregation of products and services based on type of customer, how the business is marketed and the manner in which risks are underwritten.  For more information regarding the Company’s nature of operations, see the “Nature of Operations” section of note 1 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended March 31, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2015
Premiums	$3,620	$504	$1,764	$5,888
Net investment income	454	56	82	592
Fee income	111	—	—	111
Other revenues	8	5	12	25

Total operating revenues (1)	$4,193	$565	$1,858	$6,616

Operating income (1)	$515	$124	$252	$891

2014
Premiums	$3,558	$503	$1,762	$5,823
Net investment income	570	66	100	736
Fee income	107	—	—	107
Other revenues	12	4	26	42

Total operating revenues (1)	$4,247	$573	$1,888	$6,708

Operating income (1)	$694	$154	$268	$1,116

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended March 31,
(in millions)	2015	2014
Revenue reconciliation
Earned premiums
Business and International Insurance:
Domestic:
Workers’ compensation	$962	$908
Commercial automobile	469	468
Commercial property	441	428
General liability	472	447
Commercial multi-peril	775	755
Other	10	10

Total Domestic	3,129	3,016
International	491	542

Total Business and International Insurance	3,620	3,558

Bond & Specialty Insurance:
Fidelity and surety	225	222
General liability	236	237
Other	43	44

Total Bond & Specialty Insurance	504	503

Personal Insurance:
Automobile	836	815
Homeowners and Other	928	947

Total Personal Insurance	1,764	1,762

Total earned premiums	5,888	5,823
Net investment income	592	736
Fee income	111	107
Other revenues	25	42

Total operating revenues for reportable segments	6,616	6,708
Other revenues	—	(1)
Net realized investment gains	10	1

Total consolidated revenues	$6,626	$6,708

Income reconciliation, net of tax
Total operating income for reportable segments	$891	$1,116
Interest Expense and Other (1)	(64)	(64)

Total operating income	827	1,052
Net realized investment gains	6	—

Total consolidated net income	$833	$1,052

(1)  The primary component of Interest Expense and Other for the three months ended March 31, 2015 and 2014 was after-tax interest expense of $60 million.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	March 31, 2015	December 31, 2014
Asset reconciliation:
Business and International Insurance	$81,892	$82,309
Bond & Specialty Insurance	7,637	7,525
Personal Insurance	12,859	12,798

Total assets for reportable segments	102,388	102,632
Other assets (1)	303	446

Total consolidated assets	$102,691	$103,078

(1)                  The primary component of other assets at March 31, 2015 was other intangible assets.  The primary components of other assets at December 31, 2014 were other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at March 31, 2015, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,036	$45	$2	$2,079
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,893	324	—	7,217
All other	24,591	1,276	24	25,843

Total obligations of states, municipalities and political subdivisions	31,484	1,600	24	33,060
Debt securities issued by foreign governments	2,117	65	—	2,182
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,986	170	3	2,153
All other corporate bonds	22,180	1,036	45	23,171
Redeemable preferred stock	113	11	—	124

Total	$59,916	$2,927	$74	$62,769

	Amortized	Gross Unrealized		Fair
(at December 31, 2014, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,022	$36	$5	$2,053
Obligations of states, municipalities and political subdivisions:
Pre-refunded	7,229	332	—	7,561
All other	24,666	1,356	10	26,012

Total obligations of states, municipalities and political subdivisions	31,895	1,688	10	33,573
Debt securities issued by foreign governments	2,320	48	—	2,368
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,052	165	4	2,213
All other corporate bonds	22,390	844	99	23,135
Redeemable preferred stock	122	10	—	132

Total	$60,801	$2,791	$118	$63,474

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Pre-refunded bonds of $7.22 billion and $7.56 billion at March 31, 2015 and December 31, 2014, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.

Proceeds from sales of fixed maturities classified as available for sale were $906 million and $406 million during the three months ended March 31, 2015 and 2014, respectively. Gross gains of $19 million and $13 million and gross losses of $1 million and $4 million were realized on those sales during the three months ended March 31, 2015 and 2014, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at March 31, 2015, in millions)	Cost	Gains	Losses	Value
Public common stock	$399	$278	$3	$674
Non-redeemable preferred stock	164	30	2	192

Total	$563	$308	$5	$866

		Gross Unrealized		Fair
(at December 31, 2014, in millions)	Cost	Gains	Losses	Value
Public common stock	$400	$295	$4	$691
Non-redeemable preferred stock	179	31	2	208

Total	$579	$326	$6	$899

Proceeds from sales of equity securities were $11 million and $36 million during the three months ended March 31, 2015 and 2014, respectively.  Gross gains and losses realized on those sales during the three months ended March 31, 2015 and 2014 were insignificant in both periods.

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at March 31, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(at March 31, 2015, in millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$500	$2	$15	$—	$515	$2
Obligations of states, municipalities and political subdivisions	1,884	20	143	4	2,027	24
Debt securities issued by foreign governments	75	—	—	—	75	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	60	—	133	3	193	3
All other corporate bonds	1,494	27	593	18	2,087	45
Redeemable preferred stock	1	—	—	—	1	—

Total fixed maturities	4,014	49	884	25	4,898	74

Equity securities
Public common stock	74	3	1	—	75	3
Non-redeemable preferred stock	72	1	30	1	102	2

Total equity securities	146	4	31	1	177	5

Total	$4,160	$53	$915	$26	$5,075	$79

	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(at December 31, 2014, in millions)	Value	Losses	Value	Losses	Value	Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$180	$2	$125	$3	$305	$5
Obligations of states, municipalities and political subdivisions	173	1	797	9	970	10
Debt securities issued by foreign governments	50	—	24	—	74	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	68	—	192	4	260	4
All other corporate bonds	2,148	38	2,355	61	4,503	99

Total fixed maturities	2,619	41	3,493	77	6,112	118

Equity securities
Public common stock	81	4	1	—	82	4
Non-redeemable preferred stock	44	1	42	1	86	2

Total equity securities	125	5	43	1	168	6

Total	$2,744	$46	$3,536	$78	$6,280	$124

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                   INVESTMENTS, Continued

Unrealized losses for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at March 31, 2015 totaled $9 million, representing less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders’ equity on an after-tax basis.

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were $3 million and $9 million for the three months ended March 31, 2015 and 2014, respectively.

The cumulative credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in other comprehensive income for fixed maturities held at March 31, 2015 and 2014 totaled $94 million and $111 million, respectively, representing less than 1% of the fixed maturity portfolio on a pretax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.  There were no significant changes in the credit component of OTTI during the three months ended March 31, 2015 and 2014 from that disclosed in note 3 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At March 31, 2015 and December 31, 2014, the Company had $400 million and $350 million notional value of open U.S. Treasury futures contracts, respectively.  Net realized investment gains in the three months ended March 31, 2015 and 2014 included net losses of $10 million and net gains of $1 million, respectively, related to U.S. Treasury futures contracts.

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

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both March 31, 2015 and December 31, 2014.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                   FAIR VALUE MEASUREMENTS, Continued

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $92 million at both March 31, 2015 and December 31, 2014. Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $120 million and $140 million at March 31, 2015 and December 31, 2014, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at March 31, 2015 and December 31, 2014.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

(at March 31, 2015, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,079	$2,075	$4	$—
Obligations of states, municipalities and political subdivisions	33,060	67	32,980	13
Debt securities issued by foreign governments	2,182	—	2,182	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,153	—	2,135	18
All other corporate bonds	23,171	12	22,985	174
Redeemable preferred stock	124	—	117	7
Total fixed maturities	62,769	2,154	60,403	212

Equity securities
Public common stock	674	674	—	—
Non-redeemable preferred stock	192	73	119	—
Total equity securities	866	747	119	—

Other investments	56	18	—	38
Total	$63,691	$2,919	$60,522	$250

During the quarter ended March 31, 2015, the Company’s transfers between Level 1 and Level 2 were not significant.

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

During the year ended December 31, 2014, the Company’s transfers between Level 1 and Level 2 were not significant.

There was no significant activity in Level 3 of the hierarchy during the three months ended March 31, 2015 or the year ended December 31, 2014.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value at March 31, 2015 and December 31, 2014, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at March 31, 2015, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,490	$4,490	$1,238	$3,215	$37

Financial liabilities:
Debt	$6,249	$7,654	$—	$7,654	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2014, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,364	$4,364	$1,283	$3,042	$39

Financial liabilities:
Debt	$6,249	$7,522	$—	$7,522	$—
Commercial paper	$100	$100	$—	$100	$—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                   FAIR VALUE MEASUREMENTS, Continued

The Company utilized a pricing service to estimate fair value for approximately 99% and 98% of short-term securities at March 31, 2015 and December 31, 2014, respectively.  For a description of the process and inputs used by the pricing service to estimate fair value, see the “Fixed Maturities” section in note 4 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at March 31, 2015 and December 31, 2014.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the three months ended March 31, 2015 or twelve months ended December 31, 2014.

5.                   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at March 31, 2015 and December 31, 2014:

(in millions)	March 31, 2015	December 31, 2014
Business and International Insurance (1)	$2,455	$2,476
Bond & Specialty Insurance	495	495
Personal Insurance	613	613
Other	27	27
Total	$3,590	$3,611

(1)  Includes goodwill associated with the Company’s international businesses, which are subject to the impact of changes in foreign currency exchange rates.

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class at March 31, 2015 and December 31, 2014:

(at March 31, 2015, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$460	$454	$6
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles (1)	208	139	69
Total intangible assets subject to amortization	668	593	75
Intangible assets not subject to amortization	217	—	217
Total other intangible assets	$885	$593	$292

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                   GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

(at December 31, 2014, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$460	$446	$14
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles (1)	209	136	73
Total intangible assets subject to amortization	669	582	87
Intangible assets not subject to amortization	217	—	217
Total other intangible assets	$886	$582	$304

(1)  The time value of money and the risk adjustment (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

(for the three months ended March 31, in millions)	2015	2014
Customer-related	$8	$8
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles	3	4
Total amortization expense	$11	$12

Intangible asset amortization expense is estimated to be $15 million for the remainder of 2015, $10 million in 2016, $9 million in 2017, $7 million in 2018 and $6 million in 2019.

6.                   OTHER COMPREHENSIVE INCOME AND ACCCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the three months ended March 31, 2015.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, December 31, 2014	$1,768	$198	$(755)	$(331)	$880

Other comprehensive income (loss) (OCI) before reclassifications	125	(3)	1	(237)	(114)
Amounts reclassified from AOCI	(12)	—	15	—	3
Net OCI, current period	113	(3)	16	(237)	(111)
Balance, March 31, 2015	$1,881	$195	$(739)	$(568)	$769

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following table presents the pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for the three months ended March 31, 2015 and 2014.

(for the three months ended March 31, in millions)	2015	2014

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$169	$537
Income tax expense	56	186
Net of taxes	113	351

Having credit losses recognized in the consolidated statement of income	(5)	2
Income tax expense (benefit)	(2)	1
Net of taxes	(3)	1

Net changes in benefit plan assets and obligations	24	15
Income tax expense	8	7
Net of taxes	16	8

Net changes in unrealized foreign currency translation	(274)	(43)
Income tax benefit	(37)	—
Net of taxes	(237)	(43)

Total other comprehensive income (loss)	(86)	511
Total income tax expense	25	194
Total other comprehensive income (loss), net of taxes	$(111)	$317

The following table presents the pretax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income for the three months ended March 31, 2015 and 2014.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

(for the three months ended March 31, in millions)	2015	2014

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(18)	$(5)
Income tax expense (2)	(6)	(2)
Net of taxes	(12)	(3)

Having credit losses recognized in the consolidated statement of income (1)	—	3
Income tax benefit (2)	—	1
Net of taxes	—	2

Reclassification adjustment related to benefit plan assets and obligations (3)	23	15
Income tax benefit (2)	8	7
Net of taxes	15	8

Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Total reclassifications	5	13
Total income tax benefit	2	6
Total reclassifications, net of taxes	$3	$7

(1)         (Increases) decreases net realized investment gains (losses) on the consolidated statement of income.

(2)         (Increases) decreases income tax expense on the consolidated statement of income.

(3)         Increases (decreases) general and administrative expenses on the consolidated statement of income.

7.                                      COMMON SHARE REPURCHASES

During the three months ended March 31, 2015, the Company repurchased 5.6 million shares under its share repurchase authorization for a total cost of $600 million.  The average cost per share repurchased was $106.97.  On April 21, 2015, the board of directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $884 million of capacity remaining at March 31, 2015.  In addition, the Company acquired 0.7 million shares for a total cost of $72 million during the three months ended March 31, 2015 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                       EARNINGS PER SHARE

The following is a reconciliation of the income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended March 31,
(in millions, except per share amounts)	2015	2014

Basic and Diluted
Net income, as reported	$833	$1,052
Participating share-based awards — allocated income	(6)	(7)
Net income available to common shareholders — basic and diluted	$827	$1,045

Common Shares
Basic
Weighted average shares outstanding	320.8	350.9

Diluted
Weighted average shares outstanding	320.8	350.9
Weighted average effects of dilutive securities — stock options and performance shares	3.7	3.7
Total	324.5	354.6

Net Income per Common Share
Basic	$2.58	$2.98
Diluted	$2.55	$2.95

9.                                      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at March 31, 2015:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	8,185,698	$66.29	6.5 Years	$342
Exercisable at end of period	5,234,347	$53.23	5.1 Years	$287

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $47 million and $44 million for the three months ended March 31, 2015 and 2014, respectively.  The related tax benefits recognized in earnings were $16 million and $15 million for the three months ended March 31, 2015 and 2014, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at March 31, 2015 was $211 million, which is expected to be recognized over a weighted-average period of 2.1 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2014 was $123 million, which was expected to be recognized over a weighted-average period of 1.7 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following table summarizes the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended March 31, in millions)	2015	2014	2015	2014

Net Periodic Benefit Cost:
Service cost	$33	$27	$—	$—
Interest cost on benefit obligation	36	38	3	2
Expected return on plan assets	(58)	(54)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial loss	24	16	—	—
Net periodic benefit cost	$35	$27	$2	$1

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

Settlement of Asbestos Direct Action Litigation

In January 2015, pursuant to an order issued by the federal bankruptcy court, the Company made a payment in the amount of $579 million for the settlement of litigation that had commenced in 2001 related to the handling and settlement of asbestos claims. The payment was fully accrued in the Company’s financial statements at December 31, 2014 and was comprised of the $502 million settlement amounts, plus pre- and post-judgment interest totaling $77 million. For further information related to this litigation, see “Settlement of Asbestos Direct Action Litigation” in note 16 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

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

Gain Contingency

On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re (American Re), and three other reinsurers.  By order dated October 22, 2010, the trial court corrected certain clerical errors and made certain clarifications to the August 17, 2010 order.  On October 25, 2010, judgment was entered against American Re and the other three insurers, awarding USF&G $420 million, comprising $251 million ceded under the terms of the disputed reinsurance contract plus interest of 9% amounting to $169 million as of that date.  The judgment, including the award of interest, was appealed by the reinsurers to the New York Supreme Court, Appellate Division, First Department.  On January 24, 2012, the Appellate Division affirmed the judgment.  On January 30, 2012, the reinsurers filed a motion with the Appellate Division seeking permission to appeal its decision to the New York Court of Appeals, and on March 12, 2012, the Appellate Division granted the reinsurers’ motion.  On February 7, 2013, the Court of Appeals issued an opinion that largely affirmed the summary judgment in USF&G’s favor, while modifying in part the summary judgment with respect to two discrete issues and remanding the case to the trial court for determination of those issues.  The Court set a trial date for August 3, 2015.  The Company believes it has a meritorious position on each of these issues and intends to pursue its claim vigorously.  On May 2, 2013, the Court of Appeals denied a motion by reinsurers to reconsider the February 7, 2013 opinion.  In November 2013, the Company entered into a settlement agreement with one of the reinsurers.  At March 31, 2015, the claim totaled $493 million, comprising the $238 million of reinsurance recoverable plus interest amounting to $255 million as of that date.  Interest will continue to accrue at an annual rate of 9% until the claim is paid. The $238 million of reinsurance recoverable owed to USF&G under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company’s consolidated balance sheet.  The interest that would be owed as part of any judgment ultimately entered in favor of USF&G is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.62 billion and $1.63 billion at March 31, 2015 and December 31, 2014, respectively.

Guarantees

In the ordinary course of selling businesses to third parties, the Company has agreed to indemnify purchasers for losses arising out of breaches of representations and warranties with respect to the businesses being sold, covenants and obligations of the Company and/or its subsidiaries following the closing and, in certain cases, obligations arising from certain liabilities, adverse reserve development and imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law.  Such indemnification provisions generally are applicable from the closing date to the expiration of the relevant statutes of limitations, although, in some cases, there may be agreed upon term limitations or no term limitations.  Certain of these contingent obligations are subject to deductibles which have to be incurred by the obligee before the Company is obligated to make payments.  The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $453 million at March 31, 2015, of which $2 million was recognized on the balance sheet at that date.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                               CONTINGENCIES, COMMITMENTS AND GUARANTEES, Continued

The Company also has contingent obligations for guarantees related to certain investments, third-party loans related to certain investments, certain insurance policy obligations of former insurance subsidiaries, and various other indemnifications.  The Company also provides standard indemnifications to service providers in the normal course of business.  The indemnification clauses are often standard contractual terms.  Certain of these guarantees and indemnifications have no stated or notional amounts or limitation to the maximum potential future payments, and, accordingly, the Company is unable to develop an estimate of the maximum potential payments for such arrangements.  The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $150 million at March 31, 2015, approximately $75 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at March 31, 2015, all of which is indemnified by a third party.

12.                               CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC), which totaled $700 million at March 31, 2015.

Prior to the merger of TPC and The St. Paul Companies, Inc. in 2004, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary, Travelers Insurance Group Holdings, Inc. (TIGHI). Concurrent with the merger, The Travelers Companies, Inc. fully and unconditionally assumed such guarantee obligations of TPC. TPC is deemed to have no assets or operations independent of TIGHI.  Consolidating financial information for TIGHI has not been presented herein because such financial information would be substantially the same as the financial information provided for TPC.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended March 31, 2015

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$3,996	$1,892	$—	$—	$5,888
Net investment income	411	180	1	—	592
Fee income	111	—	—	—	111
Net realized investment gains (1)	2	7	1	—	10
Other revenues	21	4	—	—	25
Total revenues	4,541	2,083	2	—	6,626
Claims and expenses
Claims and claim adjustment expenses	2,309	1,122	—	—	3,431
Amortization of deferred acquisition costs	642	321	—	—	963
General and administrative expenses	695	292	5	—	992
Interest expense	12	—	80	—	92
Total claims and expenses	3,658	1,735	85	—	5,478
Income (loss) before income taxes	883	348	(83)	—	1,148
Income tax expense (benefit)	251	93	(29)	—	315
Net income of subsidiaries	—	—	887	(887)	—
Net income	$632	$255	$833	$(887)	$833

(1) Total other-than-temporary impairment (OTTI) for the three months ended March 31, 2015, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated

Total OTTI losses	$(1)	$(3)	$—	$—	$(4)
OTTI losses recognized in net realized investment gains	$(1)	$(2)	$—	$—	$(3)
OTTI losses recognized in OCI	$—	$(1)	$—	$—	$(1)

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

(2) The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended March 31, 2015

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$632	$255	$833	$(887)	$833

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	134	33	2	—	169
Having credit losses recognized in the consolidated statement of income	(4)	(1)	—	—	(5)
Net changes in benefit plan assets and obligations	—	1	23	—	24
Net changes in unrealized foreign currency translation	(179)	(95)	—	—	(274)
Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(49)	(62)	25	—	(86)
Income tax expense	14	3	8	—	25
Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(63)	(65)	17	—	(111)
Other comprehensive loss of subsidiaries	—	—	(128)	128	—
Other comprehensive loss	(63)	(65)	(111)	128	(111)
Comprehensive income	$569	$190	$722	$(759)	$722

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

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At March 31, 2015

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,916)	$42,990	$19,749	$30	$—	$62,769
Equity securities, available for sale, at fair value (cost $563)	220	502	144	—	866
Real estate investments	56	873	—	—	929
Short-term securities	2,149	694	1,647	—	4,490
Other investments	2,627	937	1	—	3,565
Total investments	48,042	22,755	1,822	—	72,619
Cash	195	111	2	—	308
Investment income accrued	432	193	3	—	628
Premiums receivable	4,359	2,169	—	—	6,528
Reinsurance recoverables	6,093	3,049	—	—	9,142
Ceded unearned premiums	748	82	—	—	830
Deferred acquisition costs	1,636	211	—	—	1,847
Contractholder receivables	3,350	1,046	—	—	4,396
Goodwill	2,586	1,004	—	—	3,590
Other intangible assets	208	84	—	—	292
Investment in subsidiaries	—	—	28,798	(28,798)	—
Other assets	2,082	413	16	—	2,511
Total assets	$69,731	$31,117	$30,641	$(28,798)	$102,691
Liabilities
Claims and claim adjustment expense reserves	$32,482	$16,512	$—	$—	$48,994
Unearned premium reserves	8,323	3,631	—	—	11,954
Contractholder payables	3,350	1,046	—	—	4,396
Payables for reinsurance premiums	287	198	—	—	485
Deferred taxes	114	63	(51)	—	126
Debt	692	—	5,657	—	6,349
Other liabilities	4,098	1,242	200	—	5,540
Total liabilities	49,346	22,692	5,806	—	77,844
Shareholders’ equity
Common stock (1,750.0 shares authorized; 318.7 shares issued and outstanding)	—	390	21,982	(390)	21,982
Additional paid-in capital	11,634	6,502	—	(18,136)	—
Retained earnings	7,752	1,098	27,894	(8,838)	27,906
Accumulated other comprehensive income	999	435	769	(1,434)	769
Treasury stock, at cost (443.6 shares)	—	—	(25,810)	—	(25,810)
Total shareholders’ equity	20,385	8,425	24,835	(28,798)	24,847
Total liabilities and shareholders’ equity	$69,731	$31,117	$30,641	$(28,798)	$102,691

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES (Continued)

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,801)	$43,401	$20,043	$30	$—	$63,474
Equity securities, available for sale, at fair value (cost $579)	236	522	141	—	899
Real estate investments	56	882	—	—	938
Short-term securities	2,128	706	1,530	—	4,364
Other investments	2,630	955	1	—	3,586
Total investments	48,451	23,108	1,702	—	73,261
Cash	221	151	2	—	374
Investment income accrued	468	215	2	—	685
Premiums receivable	4,241	2,057	—	—	6,298
Reinsurance recoverables	6,156	3,104	—	—	9,260
Ceded unearned premiums	608	70	—	—	678
Deferred acquisition costs	1,622	213	—	—	1,835
Deferred taxes	23	(40)	50	—	33
Contractholder receivables	3,306	1,056	—	—	4,362
Goodwill	2,602	1,009	—	—	3,611
Other intangible assets	216	88	—	—	304
Investment in subsidiaries	—	—	28,821	(28,821)	—
Other assets	1,931	429	17	—	2,377
Total assets	$69,845	$31,460	$30,594	$(28,821)	$103,078
Liabilities
Claims and claim adjustment expense reserves	$32,999	$16,851	$—	$—	$49,850
Unearned premium reserves	8,201	3,638	—	—	11,839
Contractholder payables	3,306	1,056	—	—	4,362
Payables for reinsurance premiums	194	142	—	—	336
Debt	692	—	5,657	—	6,349
Other liabilities	4,084	1,308	114	—	5,506
Total liabilities	49,476	22,995	5,771	—	78,242
Shareholders’ equity
Common stock (1,750.0 shares authorized; 322.2 shares issued and outstanding)	—	390	21,843	(390)	21,843
Additional paid-in capital	11,634	6,502	—	(18,136)	—
Retained earnings	7,673	1,073	27,238	(8,733)	27,251
Accumulated other comprehensive income	1,062	500	880	(1,562)	880
Treasury stock, at cost (437.3 shares)	—	—	(25,138)	—	(25,138)
Total shareholders’ equity	20,369	8,465	24,823	(28,821)	24,836
Total liabilities and shareholders’ equity	$69,845	$31,460	$30,594	$(28,821)	$103,078

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31, 2015

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$632	$255	$833	$(887)	$833
Net adjustments to reconcile net income to net cash provided by (used in) operating activities	(405)	(350)	16	105	(634)
Net cash provided by (used in) operating activities	227	(95)	849	(782)	199

Cash flows from investing activities
Proceeds from maturities of fixed maturities	1,851	979	—	—	2,830
Proceeds from sales of investments:
Fixed maturities	555	351		—	906
Equity securities	6	5	—	—	11
Real estate investments	—	7	—	—	7
Other investments	98	48	—	—	146
Purchases of investments:
Fixed maturities	(2,133)	(1,192)	—	—	(3,325)
Equity securities	(1)	(6)	(1)	—	(8)
Real estate investments	—	(6)	—	—	(6)
Other investments	(139)	(29)	—	—	(168)
Net (purchases) sales of short-term securities	(23)	6	(117)	—	(134)
Securities transactions in course of settlement	175	130	—	—	305
Other	(89)	(1)	—	—	(90)
Net cash provided by (used in) investing activities	300	292	(118)	—	474

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(600)	—	(600)
Treasury stock acquired — net employee share-based compensation	—	—	(71)	—	(71)
Dividends paid to shareholders	—	—	(177)	—	(177)
Issuance of common stock — employee share options	—	—	90	—	90
Excess tax benefits from share-based payment arrangements	—	—	27	—	27
Dividends paid to parent company	(552)	(230)	—	782	—
Net cash used in financing activities	(552)	(230)	(731)	782	(731)

Effect of exchange rate changes on cash	(1)	(7)	—	—	(8)
Net decrease in cash	(26)	(40)	—	—	(66)
Cash at beginning of year	221	151	2	—	374
Cash at end of period	$195	$111	$2	$—	$308
Supplemental disclosure of cash flow information
Income taxes paid (received)	$138	$52	$(64)	$—	$126
Interest paid	$16	$—	$18	$—	$34

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

FINANCIAL HIGHLIGHTS

2015 First Quarter Consolidated Results of Operations

•                   Net income of $833 million, or $2.58 per share basic and $2.55 per share diluted

•                   Net earned premiums of $5.89 billion

•                   Catastrophe losses of $162 million ($106 million after-tax)

•                   Net favorable prior year reserve development of $243 million ($158 million after-tax)

•                   Combined ratio of 88.9%

•                   Net investment income of $592 million ($478 million after-tax)

2015 First Quarter Consolidated Financial Condition

•                   Total investments of $72.62 billion; fixed maturities and short-term securities comprise 93% of total investments

•                   Total assets of $102.69 billion

•                   Total debt of $6.35 billion, resulting in a debt-to-total capital ratio of 20.4% (21.8% excluding net unrealized investment gains, net of tax)

•                   Repurchased 6.3 million common shares for a total cost of $672 million and paid $178 million of dividends to shareholders

•                   Common stock dividend increased to $0.61 per share, an 11% increase, on April 21, 2015

•                   Share repurchase authorization increased by $5.0 billion on April 21, 2015

•                   Shareholders’ equity of $24.85 billion

•                   Net unrealized investment gains of $3.17 billion ($2.08 billion after-tax)

•                   Book value per common share of $77.96

•                  Holding company liquidity of $1.71 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

(for the three months ended March 31, in millions except ratio and per share amounts)	2015	2014
Revenues
Premiums	$5,888	$5,823
Net investment income	592	736
Fee income	111	107
Net realized investment gains	10	1
Other revenues	25	41

Total revenues	6,626	6,708

Claims and expenses
Claims and claim adjustment expenses	3,431	3,315
Amortization of deferred acquisition costs	963	950
General and administrative expenses	992	881
Interest expense	92	92

Total claims and expenses	5,478	5,238

Income before income taxes	1,148	1,470
Income tax expense	315	418

Net income	$833	$1,052

Net income per share
Basic	$2.58	$2.98

Diluted	$2.55	$2.95

Combined ratio
Loss and loss adjustment expense ratio	57.4%	56.0%
Underwriting expense ratio	31.5	29.7

Combined ratio	88.9%	85.7%

Incremental impact of direct to consumer initiative on combined ratio	0.4%	0.4%

The following discussions of the Company’s net income and segment operating income are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $2.55 in the first quarter of 2015 decreased by 14% from diluted net income per share of $2.95 in the same period of 2014.  Net income of $833 million in the first quarter of 2015 decreased by 21% from net income of $1.05 billion in the same period of 2014.  The lower rate of decline in diluted net income per share reflected the impact of share repurchases in recent periods.  The decrease in net income primarily reflected the pretax impacts of (i) lower net investment income, (ii) lower underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), (iii) lower net favorable prior year reserve development and (iv) higher catastrophe losses.  Catastrophe losses in the first quarters of 2015 and 2014 were $162 million and $149 million, respectively.  Net favorable prior year reserve development in the first quarters of 2015 and 2014 was $243 million and $294 million, respectively.  The lower underlying underwriting margins primarily resulted from the pretax impact of a first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums due to a change in state law.  Partially offsetting this net pretax decrease in income was a decrease in income tax expense.

Revenues

Earned Premiums

Earned premiums in the first quarter of 2015 were $5.89 billion, $65 million or 1% higher than in the same period of 2014.  In the Business and International Insurance segment, earned premiums in the first quarter of 2015 increased by 2% over the same period of 2014.  In the Bond & Specialty Insurance and Personal Insurance segments, earned premiums in the first quarter of 2015 increased by less than 1% over the same period of 2014.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

(for the three months ended March 31, dollars in millions)	2015	2014
Average investments (1)	$70,722	$72,112
Pretax net investment income	592	736
After-tax net investment income	478	582
Average pretax yield (2)	3.3%	4.1%
Average after-tax yield (2)	2.7%	3.2%

(1)                  Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables for investment sales, payables on investment purchases and accrued investment income.

(2)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses, net of tax.

Net investment income in the first quarter of 2015 was $592 million, $144 million or 20% lower than in the same period of 2014.  Net investment income from fixed maturity investments was $531 million in the first quarter of 2015, a decrease of $49 million from the same period in 2014.  Fixed income returns declined due to lower long-term reinvestment rates available in the market and modestly lower fixed income investments, reflecting a reduction in operating cash flows this quarter driven by the impact of the Company’s $579 million payment related to the settlement of the Asbestos Direct Action Litigation.  Net investment income generated by non-fixed maturity investments was $69 million in the first quarter of 2015, a decrease of $94 million from the same period of 2014.  Private equity returns were particularly high in the prior year quarter and were impacted in the current quarter by lower valuations for energy-related investments.

Fee Income

The National Accounts market in the Business and International Insurance segment is the primary source of the Company’s fee-based business.  The $4 million increase in fee income in the first quarter of 2015 compared with the same period of 2014 is discussed in the Business and International Insurance segment discussion that follows.

Net Realized Investment Gains

The following table sets forth information regarding the Company’s net realized investment gains.

(for the three months ended March 31, in millions)	2015	2014
Net Realized Investment Gains
Other-than-temporary impairment losses	$(3)	$(9)
Other net realized investment gains	13	10

Net realized investment gains	$10	$1

Other Revenues

Other revenues in the first quarters of 2015 and 2014 primarily consisted of installment premium charges.  The first quarter of 2014 also included revenues in the Personal Insurance segment associated with the runoff of the Company’s National Flood Insurance Program business that was sold on a renewal rights basis in 2013.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2015 were $3.43 billion, $116 million or 3% higher than in the same period of 2014, primarily reflecting (i) the impact of loss cost trends, (ii) lower net favorable prior year reserve development and (iii) higher catastrophe losses, partially offset by (iv) the impact of lower volumes of insured exposures.  Catastrophe losses in the first quarter of 2015 resulted from a winter storm in the eastern United States.  Catastrophe losses in the first quarter of 2014 resulted from a winter storm in the Mid-Atlantic, Midwestern and Southeastern regions of the United States.  Factors contributing to net favorable prior year reserve development in each segment during the first quarters of 2015 and 2014 are discussed in more detail in the segment discussions that follow.

Significant Catastrophe Losses

The following table presents for significant catastrophes the amount of losses recorded in the three months ended March 31, 2015 and 2014, and the amount of related net unfavorable (favorable) prior year reserve development recognized in subsequent periods, as well as the estimate of ultimate losses at March 31, 2015 and December 31, 2014.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Overview” in the Company’s 2014 Annual Report.

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development For The Three Months Ended March 31,		Estimated Ultimate Losses
(in millions, pretax and net of reinsurance)	2015	2014	March 31, 2015	December 31, 2014

2013
PCS Serial Number:
93 — Severe wind and hail storms	$1	$(1)	$120	$119
15 — Severe wind and hail storms	$(4)	$—	$140	$144

2014
PCS Serial Number:
32 — Winter storm	$(1)	$149	$143	$144
43 — Severe wind and hail storms	$—	n/a	$180	$180

2015
PCS Serial Number:
68 — Winter storm	$162	n/a	$162	n/a

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2015 was $963 million, $13 million or 1% higher than the same period of 2014.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2015 were $992 million, $111 million or 13% higher than in the same period of 2014.  The increase primarily reflected the impact of a $76 million first quarter 2014 reduction in the estimated liability for state assessments related to workers’ compensation premiums.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the first quarters of both 2015 and 2014 was $92 million.

Income Tax Expense

Income tax expense in the first quarter of 2015 was $315 million, $103 million or 25% lower than in the same period of 2014, primarily reflecting the $322 million decrease in income before income taxes in the first quarter of 2015.

The Company’s effective tax rate was 27% and 28% in the first quarters of 2015 and 2014, respectively.  The effective tax rates in both periods were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.

Combined Ratio

The combined ratio of 88.9% in the first quarter of 2015 was 3.2 points higher than the combined ratio of 85.7% in the same period of 2014.

The loss and loss adjustment expense ratio of 57.4% in the first quarter of 2015 was 1.4 points higher than the loss and loss adjustment expense ratio of 56.0% in the same period of 2014.  Net favorable prior year reserve development in the first quarters of 2015 and 2014 provided 4.1 points and 5.1 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses accounted for 2.7 points and 2.6 points of the 2015 and 2014 first quarter loss and loss adjustment expense ratios, respectively.  The 2015 first quarter loss and loss adjustment expense ratio excluding prior year reserve development and catastrophe losses (“underlying loss and loss adjustment expense ratio”) was 0.3 points higher than the 2014 ratio on the same basis.

The underwriting expense ratio of 31.5% in the first quarter of 2015 was 1.8 points higher than the underwriting expense ratio of 29.7% in the same period of 2014, primarily reflecting the impact of the first quarter 2014 reduction in the estimated liability for state assessments related to workers’ compensation premiums in the Business and International Insurance segment.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2015	2014

Business and International Insurance	$4,276	$4,224
Bond & Specialty Insurance	522	528
Personal Insurance	1,676	1,649

Total	$6,474	$6,401

	Net Written Premiums
(for the three months ended March 31, in millions)	2015	2014

Business and International Insurance	$3,797	$3,772
Bond & Specialty Insurance	478	482
Personal Insurance	1,622	1,619

Total	$5,897	$5,873

Gross written premiums in the first quarter of 2015 were 1% higher than in the same period of 2014.  Net written premiums were less than 1% higher than in the same period of 2014.  The slight difference in growth rates for gross and net written premiums primarily reflected the impact of changes in the timing and structure of certain of the Company’s reinsurance treaties.  In the first quarter of 2015, the Company entered into a new Corporate Catastrophe Excess-of-Loss Reinsurance Treaty that is described in more detail in “Part I—Item 1—Business” of the Company’s 2014 Annual Report.  This treaty replaced the Company’s General Catastrophe Reinsurance Treaty, which was cancelled on a cut-off basis effective December 31, 2014, and the General Catastrophe Aggregate Excess-of-Loss Reinsurance Treaty, which expired on December 31, 2014.  Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

The Company is organized into three reportable business segments: Business and International Insurance; Bond & Specialty Insurance; and Personal Insurance.

Business and International Insurance

Results of the Company’s Business and International Insurance segment were as follows:

(for the three months ended March 31, in millions except ratio amounts)	2015	2014
Revenues
Earned premiums	$3,620	$3,558
Net investment income	454	570
Fee income	111	107
Other revenues	8	12

Total revenues	$4,193	$4,247

Total claims and expenses	$3,503	$3,296

Operating income	$515	$694

Loss and loss adjustment expense ratio	61.2%	59.8%
Underwriting expense ratio	32.1	29.4

Combined ratio	93.3%	89.2%

Overview

Operating income in the first quarter of 2015 was $515 million, $179 million or 26% lower than operating income of $694 million in the same period of 2014.  The decrease in operating income in the first quarter of 2015 compared with the same period of 2014 primarily reflected the pretax impacts of (i) lower net investment income, (ii) lower underlying underwriting margins, (iii) lower net favorable prior year reserve development and (iv) higher catastrophe losses.  Catastrophe losses in the first quarters of 2015 and 2014 were $99 million and $83 million, respectively.  Net favorable prior year reserve development in the first quarters of 2015 and 2014 was $77 million and $95 million, respectively.  The decline in underlying underwriting margins primarily resulted from the pretax impact of the first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums.  Partially offsetting this net pretax decrease in operating income was a decrease in income tax expense.

Earned Premiums

Earned premiums in the first quarter of 2015 were $3.62 billion, $62 million or 2% higher than in the same period of 2014, primarily reflecting the impact of an increase in net written premiums over the preceding twelve months.

Net Investment Income

Net investment income in the first quarter of 2015 was $454 million, $116 million or 20% lower than in the same period of 2014.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2015 compared with the same period of 2014.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2014 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income.  Fee income in the first quarter of 2015 was $111 million, $4 million or 4% higher than in the same period of 2014, primarily reflecting higher serviced premium volume in workers’ compensation residual market pools and the impact of higher claim volume in the large deductible business.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2015 were $2.27 billion, $88 million or 4% higher than in the same period of 2014, primarily reflecting (i) the impact of loss cost trends, (ii) lower net favorable prior year reserve development and (iii) higher catastrophe losses.  Net favorable prior year reserve development in the first quarter of 2015 was primarily driven by (i) better than expected loss experience in the general liability product line, primarily related to primary coverages for accident years 2005 and prior, and (ii) better than expected loss experience in the workers’ compensation line of business for accident years 2007 and prior.  Net favorable prior year reserve development in the first quarter of 2014 was primarily driven by (i) better than expected loss experience in the general liability product line related to excess coverages for accident years 2011 and prior, reflecting more favorable legal and judicial environments than what the Company previously expected, and (ii) better than expected loss experience in the property product line related to non-catastrophe and catastrophe losses for accident years 2010 through 2013, partially offset by (iii) higher than expected loss experience for liability coverages in the commercial multi-peril product line for accident years 2010 through 2013.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2015 was $584 million, $19 million or 3% higher than in the same period of 2014, generally consistent with the increase in earned premiums.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2015 were $654 million, $100 million or 18% higher than in the same period of 2014, primarily reflecting the impacts of the first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums and higher employee related expenses.

Income Tax Expense

Income tax expense in the first quarter of 2015 was $175 million, $82 million or 32% lower than in the same period of 2014, primarily reflecting the $261 million decrease in pretax operating income.

Combined Ratio

The combined ratio of 93.3% in the first quarter of 2015 was 4.1 points higher than the combined ratio of 89.2% in the same period of 2014.

The loss and loss adjustment expense ratio of 61.2% in the first quarter of 2015 was 1.4 points higher than the loss and loss adjustment expense ratio of 59.8% in the same period of 2014.  Net favorable prior year reserve development in the first quarters of 2015 and 2014 provided 2.1 points and 2.7 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first quarters of 2015 and 2014 accounted for 2.7 points and 2.4 points, respectively, of the loss and loss adjustment expense ratio.  The 2015 first quarter underlying loss and loss adjustment expense ratio was 0.5 points higher than the 2014 ratio on the same basis.

The underwriting expense ratio of 32.1% in the first quarter of 2015 was 2.7 points higher than the underwriting expense ratio of 29.4% in the same period of 2014, primarily reflecting the impact of the first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums.

Written Premiums

The Business and International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2015	2014

Domestic:
Select Accounts	$740	$731
Middle Market	1,839	1,749
National Accounts	510	485
First Party	423	434
Specialized Distribution	270	269

Total Domestic	3,782	3,668
International	494	556

Total Business and International Insurance	$4,276	$4,224

	Net Written Premiums
(for the three months ended March 31, in millions)	2015	2014

Domestic:
Select Accounts	$722	$718
Middle Market	1,733	1,632
National Accounts	299	300
First Party	340	387
Specialized Distribution	268	267

Total Domestic	3,362	3,304
International	435	468

Total Business and International Insurance	$3,797	$3,772

Gross and net written premiums in the first quarter of 2015 both increased by 1% over the same period of 2014.  Net written premiums in the first quarter of 2015 were impacted by changes in the timing and structure of certain of the Company’s reinsurance treaties as discussed in the “Consolidated Overview” section above.  Business retention rates remained strong and were higher than in the same period of 2014.  Renewal premium changes remained positive in the first quarter of 2015 but were lower than in the same period of 2014, primarily due to lower positive renewal rate changes.  New business premiums in the first quarter of 2015 increased over the same period of 2014.

Select Accounts.  Net written premiums of $722 million in the first quarter of 2015 increased by 1% over the same period of 2014.  Business retention rates in the first quarter of 2015 remained strong and were higher than in the same period of 2014.  Renewal premium changes in the first quarter of 2015 remained positive but were lower than in the same period of 2014.  New business premiums in the first quarter of 2015 decreased from the same period of 2014.

Middle Market.  Net written premiums of $1.73 billion in the first quarter of 2015 increased by 6% over the same period of 2014.  Business retention rates in the first quarter of 2015 remained strong and were higher than in the same period of 2014.  Renewal premium changes in the first quarter of 2015 remained positive but were lower than in the same period of 2014.  New business premiums in the first quarter of 2015 increased over the same period of 2014.

National Accounts.  Net written premiums of $299 million in the first quarter of 2015 decreased slightly from the same period of 2014.  Business retention rates in the first quarter of 2015 remained strong and were higher than in the same period of 2014.  Renewal premium changes in the first quarter of 2015 remained positive but were lower than in the same period of 2014.  New business premiums in the first quarter of 2015 decreased from the same period of 2014.

First Party.  Net written premiums of $340 million in the first quarter of 2015 decreased by 12% from the same period of 2014.  The decrease in net written premiums in the first quarter of 2015 included the impact of changes in the timing and structure of certain reinsurance transactions.  Business retention rates in the first quarter of 2015 remained strong and were higher than in the same period of 2014.  Renewal premium changes in the first quarter of 2015 remained positive but were lower than in the same period of 2014. New business premiums in the first quarter of 2015 decreased slightly from the same period of 2014.

Specialized Distribution. Net written premiums of $268 million in the first quarter of 2015 increased slightly over the same period of 2014.  Business retention rates in the first quarter of 2015 remained strong and were higher than in the same period of 2014.  Renewal premium changes in the first quarter of 2015 remained positive and were slightly lower than in the same period of 2014.  New business premiums in the first quarter of 2015 decreased from the same period of 2014.

International.  Net written premiums of $435 million in the first quarter of 2015 decreased by 7% from the same period of 2014, primarily due to changes in foreign currency exchange rates, partially offset by the impact of changes in the timing and structure of certain reinsurance transactions related to the Company’s Canadian operations.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the first quarter of 2015 remained strong but were slightly lower than in the same period of 2014.  Renewal premium changes in the first quarter of 2015 remained positive but were slightly lower than in the same period of 2014.  New business premiums in the first quarter of 2015 decreased from the same period of 2014.

Bond & Specialty Insurance

Results of the Company’s Bond & Specialty Insurance segment were as follows:

(for the three months ended March 31, in millions except ratio amounts)	2015	2014
Revenues
Earned premiums	$504	$503
Net investment income	56	66
Other revenues	5	4

Total revenues	$565	$573

Total claims and expenses	$386	$349

Operating income	$124	$154

Loss and loss adjustment expense ratio	37.6%	31.0%
Underwriting expense ratio	38.5	37.6

Combined ratio	76.1%	68.6%

Overview

Operating income in the first quarter of 2015 was $124 million, $30 million or 19% lower than operating income of $154 million in the same period of 2014, primarily reflecting the pretax impacts of (i) lower net favorable prior year reserve development and (ii) lower net investment income.  Net favorable prior year reserve development in the first quarters of 2015 and 2014 was $35 million and $67 million, respectively.  Catastrophe losses in the first quarters of both 2015 and 2014 were $1 million.  Partially offsetting this net pretax decrease in operating income was a decrease in income tax expense.

Earned Premiums

Earned premiums in the first quarter of 2015 were $504 million, $1 million or less than 1% higher than in the same period of 2014.

Net Investment Income

Net investment income in the first quarter of 2015 was $56 million, $10 million or 15% lower than in the same period of 2014.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the decrease in the Company’s consolidated net investment income in the first quarter of 2015 as compared with the same period of 2014.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2014 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2015 were $192 million, $33 million or 21% higher than in the same period of 2014, primarily reflecting lower net favorable prior year reserve development.  Net favorable prior year reserve development in the first quarter of 2015 was primarily driven by better than expected loss experience in the contract surety product line for accident years 2010 through 2012.  In the first quarter of 2014, net favorable prior year reserve development was primarily driven by better than expected loss experience in the contract surety product line for accident years 2007 through 2010.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2015 was $94 million, $1 million or 1% higher than in the same period of 2014.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2015 were $100 million, $3 million or 3% higher than in the same period of 2014, primarily reflecting the impact of higher employee related expenses.

Income Tax Expense

Income tax expense in the first quarter of 2015 was $55 million, $15 million or 21% lower than in the same period of 2014, primarily reflecting the $46 million decrease in pretax operating income.

Combined Ratio

The combined ratio of 76.1% in the first quarter of 2015 was 7.5 points higher than the combined ratio of 68.6% in the same period of 2014.

The loss and loss adjustment expense ratio of 37.6% in the first quarter of 2015 was 6.6 points higher than the loss and loss adjustment expense ratio of 31.0% in the same period of 2014.  Net favorable prior year reserve development in the first quarters of 2015 and 2014 provided 6.9 points and 13.2 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first quarters of 2015 and 2014 accounted for 0.1 points and 0.2 points, respectively, of the loss and loss adjustment expense ratio.  The 2015 first quarter underlying loss and loss adjustment expense ratio was 0.4 points higher than the 2014 ratio on the same basis.

The underwriting expense ratio of 38.5% in the first quarter of 2015 was 0.9 points higher than the underwriting expense ratio of 37.6% in the same period of 2014, primarily reflecting higher employee related expenses.

Written Premiums

The Bond & Specialty Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2015	2014

Total Bond & Specialty Insurance	$522	$528

	Net Written Premiums
(for the three months ended March 31, in millions)	2015	2014

Total Bond & Specialty Insurance	$478	$482

Gross and net written premiums in the first quarter of 2015 both decreased by 1% from the same period of 2014.

Net written premiums in the first quarter of 2015 were $478 million, $4 million or 1% lower than in the same period of 2014.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the first quarter of 2015 remained strong and were higher than in the same period of 2014.  Renewal premium changes in the first quarter of 2015 remained positive but were lower than in the same period of 2014.  New business premiums in the first quarter of 2015 increased over the same period of 2014.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

(for the three months ended March 31, in millions except ratio amounts)	2015	2014
Revenues
Earned premiums	$1,764	$1,762
Net investment income	82	100
Other revenues	12	26

Total revenues	$1,858	$1,888

Total claims and expenses	$1,490	$1,494

Operating income	$252	$268

Loss and loss adjustment expense ratio	55.2%	55.6%
Underwriting expense ratio	28.3	28.0

Combined ratio	83.5%	83.6%

Incremental impact of direct to consumer initiative on combined ratio	1.7%	1.6%

Overview

Operating income in the first quarter of 2015 was $252 million, $16 million or 6% lower than operating income of $268 million in the same period of 2014.  The decrease in operating income primarily reflected the pretax impacts of (i) lower net investment income and (ii) a decline in other revenues, partially offset by (iii) slightly higher underlying underwriting margins.  Net favorable prior year reserve development in the first quarters of 2015 and 2014 was $131 million and $132 million, respectively.  Catastrophe losses in the first quarters of 2015 and 2014 were $62 million and $65 million, respectively.  Partially offsetting this net pretax decrease in operating income was a decrease in income tax expense.

Earned Premiums

Earned premiums in the first quarter of 2015 were $1.76 billion, $2 million or less than 1% higher than in the same period of 2014.

Net Investment Income

Net investment income in the first quarter of 2015 was $82 million, $18 million or 18% lower than in the same period of 2014.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decrease in the Company’s consolidated net investment income in the first quarter of 2015 compared with the same period of 2014.  In addition, refer to note 2 of notes to the consolidated financial statements in the Company’s 2014 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues

Other revenues in the first quarters of 2015 and 2014 primarily consisted of installment premium charges.  The first quarter of 2014 also included revenues associated with the runoff of the Company’s National Flood Insurance Program business that was sold on a renewal rights basis in 2013.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the first quarter of 2015 were $974 million, $5 million or less than 1% lower than in the same period of 2014.  Net favorable prior year reserve development in the first quarter of 2015 was primarily driven by (i) better than expected loss experience in the Homeowners and Other product line for liability coverages for accident years 2011 through 2014, for non-catastrophe weather-related losses for accident years 2013 and 2014 and for catastrophe losses for accident year 2011, and (ii) better than expected loss experience in the Automobile product line for liability coverages for accident years 2010 through 2013.  Net favorable prior year reserve development in the first quarter of 2014 was primarily driven by better than expected loss experience in the Homeowners and Other product line for non-catastrophe weather-related losses for accident year 2013 and for catastrophe losses for accident years 2011 through 2013.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the first quarter of 2015 was $285 million, $7 million or 2% lower than in the same period of 2014.  The decrease in the first quarter of 2015 primarily reflected a decline in commission expense due to lower commission rates.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2015 were $231 million, $8 million or 4% higher than in the same period of 2014.  The increase in the first quarter of 2015 primarily reflected higher underwriting expenses related to higher new business levels.

Income Tax Expense

Income tax expense in the first quarter of 2015 was $116 million, $10 million or 8% lower than in the same period of 2014, primarily reflecting the $26 million decrease in pretax operating income.

Combined Ratio

The combined ratio of 83.5% in the first quarter of 2015 was 0.1 points lower than the combined ratio of 83.6% in the same period of 2014.

The loss and loss adjustment expense ratio of 55.2% in the first quarter of 2015 was 0.4 points lower than the loss and loss adjustment expense ratio of 55.6% in the same period of 2014.  Net favorable prior year reserve development in the first quarters of both 2015 and 2014 provided 7.5 points of benefit to the loss and loss adjustment expense ratio.  Catastrophe losses accounted for 3.5 points and 3.7 points of the loss and loss adjustment expense ratios in the first quarters of 2015 and 2014, respectively.  The 2015 first quarter underlying loss and loss adjustment expense ratio was 0.2 points lower than the 2014 ratio on the same basis.

The underwriting expense ratio of 28.3% in the first quarter of 2015 was 0.3 points higher than the underwriting expense ratio of 28.0% in the same period of 2014, primarily reflecting higher underwriting expenses resulting from higher new business levels, partially offset by lower commission rates.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
(for the three months ended March 31, in millions)	2015	2014

Agency Automobile	$828	$795
Agency Homeowners and Other	795	811

Total Agency Personal Insurance	$1,623	$1,606

	Net Written Premiums
(for the three months ended March 31, in millions)	2015	2014

Agency Automobile	$822	$788
Agency Homeowners and Other	748	788

Total Agency Personal Insurance	$1,570	$1,576

Gross agency written premiums in the first quarter of 2015 were 1% higher than in the same period of 2014.  Net agency written premiums were less than 1% lower than in the same period of 2014.  The decrease in net agency written premiums as compared to the increase in gross agency written premiums primarily reflected the impact of changes in the timing and structure of certain of the Company’s corporate catastrophe reinsurance treaties as discussed in the “Consolidated Overview” section above.

In the Agency Automobile line of business, net written premiums in the first quarter of 2015 were 4% higher than in the same period of 2014.  Business retention rates in the first quarter of 2015 remained strong and were higher than in the same period of 2014.  Renewal premium changes in the first quarter of 2015 remained positive but were lower than in the same period of 2014.  New business premiums in the first quarter of 2015 increased over the same period of 2014 largely as a result of the Company’s private passenger automobile product, Quantum Auto 2.0.

In the Agency Homeowners and Other line of business, net written premiums in the first quarter of 2015 were 5% lower than in the same period of 2014.  The decrease in net written premiums in the first quarter of 2015 included the impact of changes in the timing and structure of certain of the Company’s corporate catastrophe reinsurance treaties as discussed in the “Consolidated Overview” section above.  Business retention rates in the first quarter of 2015 remained strong and were slightly higher than in the same period of 2014.  Renewal premium changes in the first quarter of 2015 remained positive but were lower than in the same period of 2014.  New business premiums in the first quarter of 2015 increased over the same period of 2014.

For its Agency business, the Personal Insurance segment had approximately 6.0 million and 6.1 million active policies at March 31, 2015 and 2014, respectively.

Direct to Consumer Written Premiums

In the direct to consumer business, net written premiums in the first quarter of 2015 were $52 million, $9 million or 21% higher than in the same period of 2014.  In the first quarter of 2015, automobile net written premiums increased by $7 million, or 23% and homeowners and other net written premiums increased by $2 million, or 17% over the same period of 2014.  The direct to consumer business had 203,000 and 169,000 active policies at March 31, 2015 and 2014, respectively.

Interest Expense and Other

(for the three months ended March 31, in millions)	2015	2014
Operating loss	$(64)	$(64)

The operating loss for Interest Expense and Other in the first quarters of both 2015 and 2014 was $64 million.  After-tax interest expense was $60 million in each of the first quarters of 2015 and 2014.

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

In addition to claims against policyholders, proceedings have been launched directly against insurers, including the Company, by individuals challenging insurers’ conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries.   Travelers Property Casualty Corp. (TPC) had previously entered into settlement agreements in connection with a number of these direct action claims (Direct Action Settlements).  The Company had been involved in litigation concerning whether all of the conditions of the Direct Action Settlements had been satisfied.  On July 22, 2014, the United States Court of Appeals for the Second Circuit ruled that all of the conditions of the Direct Action Settlements had been satisfied.  On January 15, 2015, the bankruptcy court entered an order directing the Company to pay $579 million to the plaintiffs, comprised of the $502 million settlement amounts, plus pre- and post-judgment interest of $77 million, and the Company has made that payment.  For a full discussion of these settlement agreements and related litigation, see the “Settlement of Asbestos Direct Action Litigation” sections of note 11 of notes to the unaudited consolidated financial statements herein and note 16 of notes to the consolidated financial statements in the Company’s 2014 Annual Report. It is possible that the filing of other direct actions against insurers, including the Company, could be made in the future.  It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions.

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

Net asbestos paid loss and loss expenses in the first quarter of 2015 were $520 million, compared with $45 million in the same period of 2014.  Net payments in the first quarter of 2015 included the payment of the $502 million settlement amounts related to the Settlement of Asbestos Direct Action Litigation as described in more detail in note 11 of notes to the unaudited consolidated financial statements herein.  Net asbestos reserves were $1.84 billion at March 31, 2015, compared with $2.31 billion at March 31, 2014.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2015	2014
Beginning reserves:
Gross	$2,520	$2,606
Ceded	(163)	(256)
Net	2,357	2,350

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	560	59
Ceded	(40)	(14)
Net	520	45

Foreign exchange and other:
Gross	(1)	—
Ceded	—	—
Net	(1)	—

Ending reserves:
Gross	1,959	2,547
Ceded	(123)	(242)
Net	$1,836	$2,305

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

Net environmental paid loss and loss expenses in the first quarter of 2015 were $10 million, compared with $24 million in the same period of 2014.  At March 31, 2015, approximately 92% of the net environmental reserve (approximately $308 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 8% of the net environmental reserve (approximately $27 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the three months ended March 31, in millions)	2015	2014
Beginning reserves:
Gross	$353	$355
Ceded	(7)	(11)
Net	346	344

Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—

Paid loss and loss expenses:
Gross	11	24
Ceded	(1)	—
Net	10	24

Foreign exchange and other:
Gross	(1)	—
Ceded	—	—
Net	(1)	—

Ending reserves:
Gross	341	331
Ceded	(6)	(11)
Net	$335	$320

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

INVESTMENT PORTFOLIO

The Company’s invested assets at March 31, 2015 were $72.62 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at March 31, 2015 was $62.77 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both March 31, 2015 and December 31, 2014.  Below investment grade securities represented 3.0% of the total fixed maturity investment portfolio at both March 31, 2015 and December 31, 2014.  The average effective duration of fixed maturities and short-term securities was 3.7 (4.0 excluding short-term securities) at March 31, 2015 and 3.5 (3.7 excluding short-term securities) at December 31, 2014.  See the “Outlook” section herein.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at March 31, 2015 and December 31, 2014 included $33.06 billion and $33.57 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at March 31, 2015 and December 31, 2014 were $7.22 billion and $7.56 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  Of the insured municipal securities in the Company’s investment portfolio at March 31, 2015, almost 100% were rated at “A3” or above, and approximately 88% were rated at “Aa3” or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at March 31, 2015.  The average credit rating of the entire municipal bond portfolio was “Aa1” at March 31, 2015 with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at March 31, 2015 and December 31, 2014 included $2.15 billion and $2.21 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at March 31 2015 and December 31, 2014 were $829 million and $872 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.32 billion and $1.34 billion at March 31, 2015 and December 31, 2014, respectively.  Approximately 45% and 46% of the Company’s CMO holdings at March 31, 2015 and December 31, 2014, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The average credit rating of the $723 million and $725 million of non-guaranteed CMO holdings at both March 31, 2015 and December 31, 2014 was “Ba1.”  The average credit rating of all of the above securities was “Aa3” at both March 31, 2015 and December 31, 2014.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2014 Annual Report.

Alternative Documentation Mortgages and Sub-Prime Mortgages

At March 31, 2015 and December 31, 2014, the Company’s fixed maturity investment portfolio included CMOs backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $234 million and $252 million, respectively (comprising less than 1% of the Company’s total fixed maturity investments at both dates).  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities’ requirements for credit score but do not meet the government-sponsored entities’ guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Ba2” at both March 31, 2015 and December 31, 2014.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size.

Commercial Mortgage-Backed Securities and Project Loans

At March 31, 2015 and December 31, 2014, the Company held commercial mortgage-backed securities (including FHA project loans) of $735 million and $715 million, respectively.  The average credit rating on these securities held by the Company was “Aaa” at both March 31, 2015 and December 31, 2014.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

Equity Securities, Real Estate Investments and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2014 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity limited partnerships, hedge funds, and real estate partnerships.  Also included in other investments are non-public common and preferred equities, trading securities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At March 31, 2015 and December 31, 2014, the carrying value of the Company’s other investments was $3.57 billion and $3.59 billion, respectively.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2014 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	March 31, 2015	December 31, 2014
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,212	$4,270
Allowance for uncollectible reinsurance	(197)	(203)

Net reinsurance recoverables	4,015	4,067
Mandatory pools and associations	1,935	1,909
Structured settlements	3,192	3,284

Total reinsurance recoverables	$9,142	$9,260

The $52 million decline in net reinsurance recoverables from December 31, 2014 primarily reflected the impact of cash collections and the impact of net favorable prior year reserve development in the first quarter of 2015.

OUTLOOK

The following discussion provides outlook information for certain key drivers of the Company’s results of operations and capital position.

Premiums. The Company’s earned premiums are a function of net written premium volume. Net written premiums comprise both renewal business and new business and are recognized as earned premium over the life of the underlying policies. When business renews, the amount of net written premiums associated with that business may increase or decrease (renewal premium change) as a result of increases or decreases in rate and/or insured exposures, which the Company considers as a measure of units of exposure (such as the number and value of vehicles or properties insured). Net written premiums from both renewal and new business, and therefore earned premiums, are impacted by competitive market conditions as well as general economic conditions, which, particularly in the case of the Business and International Insurance segment, affect audit premium adjustments, policy endorsements and mid-term cancellations. Net written premiums may also be impacted by the structure of reinsurance programs and related costs, as well as changes in foreign currency exchange rates.

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong. In the Business and International Insurance segment, the Company expects that renewal premium changes during the remainder of 2015 will remain positive, driven by both positive renewal rate changes and, subject to the economic uncertainties discussed below, growth in insured exposures, and will be broadly consistent with the levels attained in the first quarter of 2015. In the Bond & Specialty Insurance segment, the Company expects that renewal premium changes with respect to management liability business during the remainder of 2015 will be broadly consistent with the levels attained in the first quarter of 2015. With respect to surety business, within the Bond & Specialty Insurance segment, the Company expects net written premium volume during the remainder of 2015 will be broadly consistent with the levels attained in the same period of 2014. In the Personal Insurance segment, the Company expects that both Agency Automobile and Agency Homeowners and Other renewal premium changes during the remainder of 2015 will remain positive, driven by both positive renewal rate changes (based on the Company’s actions to file for rate increases) and, subject to the economic uncertainties discussed below, growth in insured exposures, but will be slightly lower than the levels attained in the first quarter of 2015. The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2015 for new business, not only in Business and International Insurance and Bond & Specialty Insurance, but especially in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as “comparative raters,” has facilitated the process of generating multiple quotes, thereby increasing price comparison on new business and, increasingly, on renewal business. The Company anticipates that its Quantum Auto 2.0 product in the Personal Insurance segment’s Agency Automobile line of business will continue to increase new business premiums during the remainder of 2015 compared with the levels attained in the same period of 2014. The Company also anticipates that, as a result of strong business retentions and increases in new business, policies in force in the Personal Insurance segment’s Agency Automobile line of business will continue to increase during the remainder of 2015 compared with the number of policies in force at March 31, 2015. In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business. However, in periods of meaningful increases in new business, the impact of a higher mix of new business versus renewal business may negatively impact underwriting margins.

In recent years, the federal government, particularly the Federal Reserve, has taken extraordinary steps to stabilize financial markets, encourage economic growth and keep interest rates low. During this time, the United States has experienced a slow rate of economic growth. Even if economic growth continues in the United States, or other regions in which the Company does business, it may be at a slow or slower rate for an extended period of time. Further, general uncertainty regarding a variety of domestic and international matters, such as the U.S. Federal budget and taxes, implementation of the Affordable Care Act, the regulatory environment, geopolitical instability in various parts of the world, rapid changes in commodity prices, such as recent changes in oil prices, and fluctuations in foreign currency exchange rates has added to the uncertainty regarding economic conditions generally. If economic conditions deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates. Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written. All of the foregoing, in turn, could adversely impact net written premiums during the remainder of 2015, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted during the remainder of 2015.

Underwriting Gain/Loss. The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

Catastrophe and other weather-related losses are inherently unpredictable from period to period. The Company experienced significant catastrophe and other weather-related losses in a number of recent periods, which adversely impacted its results of operations. The Company’s results of operations could be adversely impacted if significant catastrophe and other weather-related losses were to occur during the remainder of 2015.

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

It is possible that the steps taken by the federal government, particularly the Federal Reserve, to stabilize financial markets and improve economic conditions could lead to higher inflation than the Company had anticipated, which could in turn lead to an increase in the Company’s loss costs and the need to strengthen claims and claim adjustment expense reserves. These impacts of inflation on loss costs and claims and claim adjustment expense reserves could be more pronounced for those lines of business that are considered “long tail”, such as general liability, as they require a relatively long period of time to finalize and settle claims for a given accident year.  For a further discussion, see “Part I—Item 1A—Risk Factors—If actual claims exceed our claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, our financial results could be materially and adversely affected” in the Company’s 2014 Annual Report.

In Business and International Insurance, the Company expects underlying underwriting margins during the remainder of 2015 that will be modestly higher than in the same period of 2014. In making this comparison, the Company has assumed that non-catastrophe weather-related losses and what the Company defines as large losses will be at lower levels than what the Company experienced in 2014, particularly in the second half of that year.

In Bond & Specialty Insurance, the Company expects underlying underwriting margins during the remainder of 2015 that will be broadly consistent with those in the same period of 2014.

In Personal Insurance, the Company anticipates underlying underwriting margins in the remainder of 2015 will be lower than in the same period of 2014. In Agency Automobile, the Company expects underlying underwriting margins in the remainder of 2015 that will be slightly lower than in the same period of 2014 due to the impact of an expected higher mix of new business versus renewal business. In Agency Homeowners and Other, the Company anticipates underlying underwriting margins in the remainder of 2015 that will be lower than in the same period of 2014, reflecting normalized levels of non-catastrophe weather-related losses. Also in Personal Insurance, the Company’s direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain modest with respect to premium volume and remain unprofitable for a number of years as this book of business grows and matures.

Investment Portfolio. The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration. The average effective duration of fixed maturities and short-term securities was 3.7 (4.0 excluding short-term securities) at March 31, 2015. From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At March 31, 2015, the Company had $400 million notional value of open U.S. Treasury futures contracts. The Company continually evaluates its investment alternatives and mix. Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures. These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations. Interest rates remain at very low levels by historical standards. Based on the current interest rate environment, the Company estimates that the impacts of lower reinvestment yields and a lower level of fixed maturity investments could, for the remainder of 2015, result in approximately $30 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding quarters of 2014. Given recent general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio during the remainder of 2015 will be lower than in 2014. If general economic conditions and/or investment market conditions deteriorate during the remainder of 2015, the Company could also experience a further reduction in net investment income and/or significant realized investment losses, including impairments.

The Company had a net pre-tax unrealized investment gain of $2.85 billion ($1.87 billion after-tax) in its fixed maturity investment portfolio at March 31, 2015. While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

For further discussion of the Company’s investment portfolio, see “Investment Portfolio” herein. For a discussion of the risks to the Company’s business during or following a financial market disruption and risks to the Company’s investment portfolio, see the risk factors entitled “During or following a period of financial market disruption or economic downturn, our business could be materially and adversely affected” and “Our investment portfolio may suffer reduced returns or material realized or unrealized losses” included in “Part I—Item 1A—Risk Factors” in the Company’s 2014 Annual Report. For a discussion of the risks to the Company’s investments from foreign currency exchange rate fluctuations, see the risk factor entitled “We are subject to a number of risks associated with our business outside the United States” included in “Part I—Item 1A—Risk Factors” in the Company’s 2014 Annual Report and see “Part II—Item 7A—Quantitative and Qualitative Disclosure About Market Risk—Foreign Currency Exchange Rate Risk” in the Company’s 2014 Annual Report.

Capital Position. The Company believes it has a strong capital position and, as part of its ongoing efforts to create shareholder value, expects to continue to return capital not needed to support its business operations to its shareholders. The Company expects that, generally over time, the combination of dividends to common shareholders and common share repurchases will likely not exceed operating income. In addition, the timing and actual number of shares to be repurchased in the future will depend on a variety of additional factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. For information regarding the Company’s common share repurchases in 2015, see “Liquidity and Capital Resources” herein. As a result of the Company’s business outside of the United States, primarily in Canada, the United Kingdom (including Lloyd’s), the Republic of Ireland and through its joint venture in Brazil, the Company’s capital is also subject to the effects of changes in foreign currency exchange rates. For example, strengthening of the U.S. dollar in comparison to other currencies could result in a reduction of shareholders’ equity. For additional discussion of the Company’s foreign exchange market risk exposure, see “Part II—Item 7A—Quantitative and Qualitative Disclosure About Market Risk” in the Company’s 2014 Annual Report.

Many of the statements in this “Outlook” section are forward-looking statements, which are subject to risks and uncertainties that are often difficult to predict and beyond the Company’s control.  Actual results could differ materially from those expressed or implied by such forward-looking statements.   Further, such forward-looking statements speak only as of the date of this report and the Company undertakes no obligation to update them.  See “—Forward Looking Statements.” For a discussion of potential risks and uncertainties that could impact the Company’s results of operations or financial position, see “Part I—Item 1A—Risk Factors” in the Company’s 2014 Annual Report and “Critical Accounting Estimates” herein.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the cash requirements of its business operations and to satisfy general corporate purposes when needed.

Operating Company Liquidity. The liquidity requirements of the Company’s insurance subsidiaries are met primarily by funds generated from premiums, fees, income received on investments and investment maturities. For further discussion of operating company liquidity, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in the Company’s 2014 Annual Report.

Holding Company Liquidity. TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan. At March 31, 2015, TRV held total cash and short-term invested assets in the United States aggregating $1.71 billion and having a weighted average maturity of 64 days. It is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements and are in excess of TRV’s minimum target level, which comprises TRV’s estimated annual pretax interest expense and common shareholder dividends, and currently totals approximately $1.1 billion.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs. U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of March 31, 2015, as such earnings are intended to be permanently reinvested in those operations. Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company. The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at March 31, 2015.

TRV has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time. TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in June 2018. This line of credit also supports TRV’s $800 million commercial paper program, of which $100 million was outstanding at March 31, 2015. TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $118 million, to provide a portion of the capital needed to support its obligations at Lloyd’s at March 31, 2015. If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

On December 1, 2015, the Company’s $400 million, 5.50% senior notes will mature. The Company may refinance maturing debt through funds generated internally or, depending on market conditions, through funds generated externally.

Operating Activities

Net cash flows provided by operating activities in the first quarter of 2015 and 2014 were $199 million and $703 million, respectively. Cash flows in the first quarter of 2015 reflected a higher level of losses and loss adjustment expenses paid as a result of the Company’s $579 million payment related to the settlement of the Asbestos Direct Action Litigation as described in more detail in note 11 of notes to the unaudited consolidated financial statements herein.

Investing Activities

Net cash flows provided by investing activities were $474 million and $75 million in the first quarter of 2015 and 2014, respectively. The Company’s consolidated total investments at March 31, 2015 decreased by $642 million, or 1% from year-end 2014, primarily reflecting common share repurchases and dividends paid to shareholders, partially offset by the impact of net cash flows provided by operating activities and an increase in net unrealized appreciation of investments.

Financing Activities

Net cash flows used in financing activities in the first quarter of 2015 and 2014 were $731 million and $810 million, respectively. The totals in both periods primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.

Dividends. Dividends paid to shareholders were $177 million and $176 million in the first quarter of 2015 and 2014, respectively. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant. Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company. On April 21, 2015, the Company announced that it increased its regular quarterly dividend from $0.55 per share to $0.61 per share, an 11% increase. The increased dividend is payable June 30, 2015 to shareholders of record on June 10, 2015.

Share Repurchase Authorization. The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date. The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors. During the three months ended March 31, 2015, the Company repurchased 5.6 million shares under its share repurchase authorization for a total cost of $600 million. The average cost per share repurchased was $106.97. On April 21, 2015, the board of directors approved a share repurchase authorization that added $5.0 billion of repurchase capacity to the $884 million of capacity remaining at March 31, 2015.

Capital Structure. The following table summarizes the components of the Company’s capital structure at March 31, 2015 and December 31, 2014.

(in millions)	March 31, 2015	December 31, 2014
Debt:
Short-term	$500	$500
Long-term	5,861	5,861
Net unamortized fair value adjustments and debt issuance costs	(12)	(12)

Total debt	6,349	6,349

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,078	23,956
Accumulated other comprehensive income	769	880

Total shareholders’ equity	24,847	24,836

Total capitalization	$31,196	$31,185

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	March 31, 2015	December 31, 2014

Total capitalization excluding net unrealized gain on investments	$29,120	$29,219
Net unrealized gain on investments, net of taxes	2,076	1,966

Total capitalization	$31,196	$31,185

Debt-to-total capital ratio	20.4%	20.4%

Debt-to-total capital ratio excluding net unrealized gain on investments	21.8%	21.7%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes. Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors. Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position. The Company’s ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) of 21.8% at March 31, 2015 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry. The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P). There were no rating agency actions taken with respect to the Company since February 12, 2015, the date on which the Company’s 2014 Annual Report was filed with the Securities and Exchange Commission. For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2014 Annual Report.

CRITICAL ACCOUNTING ESTIMATES

For a description of the Company’s critical accounting estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in the Company’s 2014 Annual Report. The Company considers its most significant accounting estimates to be those applied to claims and claim adjustment expense reserves and related reinsurance recoverables, investment valuation and impairments, and goodwill and other intangible assets impairments. Except as shown in the table below, there have been no material changes to the Company’s critical accounting estimates since December 31, 2014.

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.30 billion at March 31, 2015) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	March 31, 2015			December 31, 2014
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,168	$7,792	$12,960	$5,886	$7,826	$13,712
Commercial property	773	543	1,316	795	496	1,291
Commercial multi-peril	1,920	1,846	3,766	1,849	1,819	3,668
Commercial automobile	2,066	1,246	3,312	2,094	1,249	3,343
Workers’ compensation	10,211	8,212	18,423	10,067	8,191	18,258
Fidelity and surety	219	579	798	233	573	806
Personal automobile	1,707	820	2,527	1,737	848	2,585
Homeowners and personal—other	619	481	1,100	578	525	1,103
International and other	3,099	1,668	4,767	3,254	1,804	5,058

Property-casualty	25,782	23,187	48,969	26,493	23,331	49,824
Accident and health	25	—	25	26	—	26

Claims and claim adjustment expense reserves	$25,807	$23,187	$48,994	$26,519	$23,331	$49,850

The $856 million decrease in gross claims and claim adjustment expense reserves since December 31, 2014 primarily reflected the impact of (i) payments related to operations in runoff, including a $579 million payment related to the settlement of the Asbestos Direct Action Litigation as described in more detail in note 11 of notes to the unaudited consolidated financial statements herein, (ii) changes in foreign currency exchange rates and (iii) net favorable prior year reserve development.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note 1 of notes to the Company’s unaudited consolidated financial statements contained in this quarterly report and in the Company’s 2014 Annual Report for a discussion of recently issued accounting pronouncements.

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

•                  catastrophe losses;

•                  the impact of investment, economic (including rapid changes in commodity prices, such as a significant decline in oil and gas prices, as well as fluctuations in foreign currency exchange rates) and underwriting market conditions; and

•                  strategic initiatives, including initiatives, such as in Personal Insurance, to improve profitability and competitiveness.

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

•                  if the Company experiences difficulties with technology, data and network security and/or outsourcing relationships, the Company’s ability to conduct its business could be negatively impacted;

•                  the Company is subject to a number of risks associated with its business outside the United States;

•                  new regulations outside of the United States, including in the European Union, could adversely impact the Company’s results of operations and limit its growth;

•                  loss of or significant restriction on the use of particular types of underwriting criteria, such as credit scoring, or other data or methodologies, in the pricing and underwriting of the Company’s products could reduce the Company’s future profitability;

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

•                  intellectual property is important to the Company’s business, and the Company may be unable to protect and enforce its own intellectual property or the Company may be subject to claims for infringing the intellectual property of others;

•                  changes to existing accounting standards may adversely impact the Company’s reported results;

•                  changes in U.S. tax laws or in the tax laws of other jurisdictions in which the Company operates could adversely impact the Company; and

•                  the Company’s share repurchase plans depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.

The Company’s forward-looking statements speak only as of the date of this report or as of the date they are made, and the Company undertakes no obligation to update forward-looking statements.  For a more detailed discussion of these factors, see the information under the caption “Part I—Item 1A—Risk Factors” in the Company’s 2014 Annual Report filed with the Securities and Exchange Commission and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Company’s 2014 Annual Report.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

From time to time, the Company may use its website and/or social media outlets, such as Facebook and Twitter, as distribution channels of material company information.  Financial and other important information regarding the Company is routinely posted on and accessible through and posted on the Company’s website at http://investor.travelers.com, its Facebook page at http://www.facebook.com/travelers and its Twitter account (@Travelers) at http://twitter.com/Travelers.  In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Notifications” section at http://investor.travelers.com.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company’s disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2014 Annual Report filed with the Securities and Exchange Commission.  There have been no material changes to the Company’s disclosures about market risk in Part II—Item 7A of the Company’s 2014 Annual Report.

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Contingencies” in note 11 of notes to the Company’s unaudited consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

Item 1A.  RISK FACTORS

For a discussion of the Company’s potential risks or uncertainties, please see “Part I—Item 1A—Risk Factors” in the Company’s 2014 Annual Report filed with the Securities and Exchange Commission.  In addition, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Outlook” and “—Critical Accounting Estimates” herein and in the Company’s 2014 Annual Report.  There have been no material changes to the risk factors disclosed in Part I—Item 1A of the Company’s 2014 Annual Report.

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2015	January 31, 2015	739,220	$105.28	731,300	$1,407
February 1, 2015	February 28, 2015	3,352,094	$107.19	2,689,700	$1,119
March 1, 2015	March 31, 2015	2,188,831	$107.39	2,188,635	$884

Total		6,280,145	$107.04	5,609,635	$884

Additional authorization on April 21, 2015					$5,000

The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  On April 21, 2015, the board of directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity to the $884 million of capacity remaining at March 31, 2015.

The Company acquired 670,510 shares for a total cost of approximately $72 million during the three months ended March 31, 2015 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

Item 5.         OTHER INFORMATION

Executive Ownership and Sales.  All of the Company’s executive officers hold equity in the Company in excess of the required level under the Company’s executive stock ownership policy.  For a summary of this policy as currently in effect, see “Compensation Discussion and Analysis — Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the Securities and Exchange Commission on April 3, 2015.  From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell shares of common stock of the Company in the open market, in private transactions or to the Company.  To effect such sales, some of the Company’s executives have entered into, and may in the future enter into, trading plans designed to comply with the Company’s Securities Trading Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934.  The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines.  The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer, was the only “named executive officer” (i.e., an executive officer named in the compensation disclosures in the Company’s most recent proxy statement) that has entered into a Rule 10b5-1 trading plan that remains in effect.  The trading plan extends approximately seven months from the date of this report.  Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary (as such amount is calculated for purposes of the stock ownership guidelines).  See “Compensation Discussion and Analysis — Stock Ownership Guidelines, Anti-Hedging and Pledging Policies, and Other Trading Restrictions” in the Company’s proxy statement filed with the SEC on April 3, 2015.

Item 6.   EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: April 21, 2015	By	/S/ KENNETH F. SPENCE III
Kenneth F. Spence III Executive Vice President and General Counsel (Authorized Signatory)

Date: April 21, 2015	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1

Amended and Restated Articles of Incorporation of The Travelers Companies, Inc. (the Company), as amended and restated May 23, 2013, were filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on May 24, 2013, and are incorporated herein by reference.

3.2

Amended and Restated Bylaws of the Company, effective as of August 5, 2014, were filed as Exhibit 3.2 to the Company’s current report on Form 8-K filed on August 11, 2014, and are incorporated herein by reference.

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

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Statement of Income for the three months ended March 31, 2015 and 2014; (ii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Balance Sheet at March 31, 2015 and December 31, 2014; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

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