Form 10-Q
period 2015-06-30
TRAVELERS COMPANIES, INC.
filed 2015-07-21
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at July 17, 2015 was 311,205,624.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended June 30, 2015

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Premiums	$5,931	$5,928	$11,819	$11,751
Net investment income	632	695	1,224	1,431
Fee income	111	112	222	219
Net realized investment gains (1)	10	16	20	17
Other revenues	22	34	47	75
Total revenues	6,706	6,785	13,332	13,493

Claims and expenses
Claims and claim adjustment expenses	3,547	3,826	6,978	7,141
Amortization of deferred acquisition costs	963	965	1,926	1,915
General and administrative expenses	1,028	1,001	2,020	1,882
Interest expense	92	92	184	184
Total claims and expenses	5,630	5,884	11,108	11,122

Income before income taxes	1,076	901	2,224	2,371
Income tax expense	264	218	579	636
Net income	$812	$683	$1,645	$1,735

Net income per share
Basic	$2.56	$1.98	$5.14	$4.97
Diluted	$2.53	$1.95	$5.08	$4.91

Weighted average number of common shares outstanding
Basic	314.8	343.0	317.7	346.9
Diluted	318.0	346.7	321.2	350.5
Cash dividends declared per common share	$0.61	$0.55	$1.16	$1.05

(1)         Total other-than-temporary impairment (OTTI) losses were $(8) million and $(1) million for the three months ended June 30, 2015 and 2014, respectively, and $(12) million and $(8) million for the six months ended June 30, 2015 and 2014, respectively.  Of total OTTI, credit losses of $(6) million and $(1) million for the three months ended June 30, 2015 and 2014, respectively, and $(9) million and $(10) million for the six months ended June 30, 2015 and 2014, respectively, were recognized in net realized investment gains.  In addition, unrealized gains (losses) from other changes in total OTTI of $(2) million and $0 million for the three months ended June 30, 2015 and 2014, respectively, and $(3) million and $2 million for the six months ended June 30, 2015 and 2014, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$812	$683	$1,645	$1,735

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(1,065)	518	(896)	1,055
Having credit losses recognized in the consolidated statement of income	(5)	1	(10)	3
Net changes in benefit plan assets and obligations	23	15	47	30
Net changes in unrealized foreign currency translation	94	97	(180)	54
Other comprehensive income (loss) before income taxes	(953)	631	(1,039)	1,142
Income tax expense (benefit)	(353)	196	(328)	390
Other comprehensive income (loss), net of taxes	(600)	435	(711)	752
Comprehensive income	$212	$1,118	$934	$2,487

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,103 and $60,801)	$61,933	$63,474
Equity securities, available for sale, at fair value (cost $573 and $579)	828	899
Real estate investments	980	938
Short-term securities	3,924	4,364
Other investments	3,565	3,586
Total investments	71,230	73,261

Cash	317	374
Investment income accrued	655	685
Premiums receivable	6,764	6,298
Reinsurance recoverables	8,965	9,260
Ceded unearned premiums	782	678
Deferred acquisition costs	1,891	1,835
Deferred taxes	216	33
Contractholder receivables	4,473	4,362
Goodwill	3,594	3,611
Other intangible assets	284	304
Other assets	2,493	2,377
Total assets	$101,664	$103,078

Liabilities
Claims and claim adjustment expense reserves	$48,833	$49,850
Unearned premium reserves	12,153	11,839
Contractholder payables	4,473	4,362
Payables for reinsurance premiums	428	336
Debt	6,350	6,349
Other liabilities	5,306	5,506
Total liabilities	77,543	78,242

Shareholders’ equity
Common stock (1,750.0 shares authorized; 311.2 and 322.2 shares issued and outstanding)	22,039	21,843
Retained earnings	28,524	27,251
Accumulated other comprehensive income	169	880
Treasury stock, at cost (451.5 and 437.3 shares)	(26,611)	(25,138)
Total shareholders’ equity	24,121	24,836
Total liabilities and shareholders’ equity	$101,664	$103,078

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the six months ended June 30,	2015	2014
Common stock
Balance, beginning of year	$21,843	$21,500
Employee share-based compensation	87	94
Compensation amortization under share-based plans and other changes	109	100
Balance, end of period	22,039	21,694

Retained earnings
Balance, beginning of year	27,251	24,291
Net income	1,645	1,735
Dividends	(372)	(367)
Other	—	3
Balance, end of period	28,524	25,662

Accumulated other comprehensive income, net of tax
Balance, beginning of year	880	810
Other comprehensive income (loss)	(711)	752
Balance, end of period	169	1,562

Treasury stock, at cost
Balance, beginning of year	(25,138)	(21,805)
Treasury stock acquired — share repurchase authorization	(1,400)	(1,525)
Net shares acquired related to employee share-based compensation plans	(73)	(56)
Balance, end of period	(26,611)	(23,386)
Total shareholders’ equity	$24,121	$25,532

Common shares outstanding
Balance, beginning of year	322.2	353.5
Treasury stock acquired — share repurchase authorization	(13.5)	(17.3)
Net shares issued under employee share-based compensation plans	2.5	2.8
Balance, end of period	311.2	339.0

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the six months ended June 30,	2015	2014
Cash flows from operating activities
Net income	$1,645	$1,735
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(20)	(17)
Depreciation and amortization	429	442
Deferred federal income tax expense	142	131
Amortization of deferred acquisition costs	1,926	1,915
Equity in income from other investments	(134)	(257)
Premiums receivable	(486)	(463)
Reinsurance recoverables	263	206
Deferred acquisition costs	(1,991)	(1,989)
Claims and claim adjustment expense reserves	(826)	(60)
Unearned premium reserves	362	235
Other	(435)	(550)
Net cash provided by operating activities	875	1,328

Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,314	4,915
Proceeds from sales of investments:
Fixed maturities	1,226	785
Equity securities	28	95
Real estate investments	10	5
Other investments	354	338
Purchases of investments:
Fixed maturities	(6,239)	(5,449)
Equity securities	(22)	(40)
Real estate investments	(69)	(36)
Other investments	(275)	(226)
Net sales of short-term securities	433	60
Securities transactions in course of settlement	183	204
Acquisition, net of cash acquired	—	(12)
Other	(178)	(152)
Net cash provided by investing activities	765	487

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	(1,400)	(1,525)
Treasury stock acquired — net employee share-based compensation	(72)	(55)
Dividends paid to shareholders	(369)	(365)
Issuance of common stock — employee share options	117	122
Excess tax benefits from share-based payment arrangements	31	24
Net cash used in financing activities	(1,693)	(1,799)
Effect of exchange rate changes on cash	(4)	1
Net increase (decrease) in cash	(57)	17
Cash at beginning of year	374	294
Cash at end of period	$317	$311

Supplemental disclosure of cash flow information
Income taxes paid	$597	$727
Interest paid	$183	$183

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

The preparation of the interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and claims and expenses during the reporting period.  Actual results could differ from those estimates.  Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 presentation.

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

Additional Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

In July 2015, the FASB deferred the effective date of the updated guidance on revenue recognition by one year to the quarter ending March 31, 2018.  The adoption of this guidance is not expected to have a material effect on the Company’s result of operations, financial position or liquidity.

For additional information regarding Revenue from Contracts with Customers and other accounting standards that the Company has not yet adopted, see the “Accounting Standards Not Yet Adopted” section of note 1 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

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

2.             SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended June 30, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2015
Premiums	$3,609	$524	$1,798	$5,931
Net investment income	487	57	88	632
Fee income	111	—	—	111
Other revenues	5	5	12	22
Total operating revenues (1)	$4,212	$586	$1,898	$6,696
Operating income (1)	$543	$151	$174	$868

2014
Premiums	$3,631	$524	$1,773	$5,928
Net investment income	539	62	94	695
Fee income	112	—	—	112
Other revenues	10	6	17	33
Total operating revenues (1)	$4,292	$592	$1,884	$6,768
Operating income (1)	$471	$192	$75	$738

(1)

Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(for the six months ended June 30, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2015
Premiums	$7,229	$1,028	$3,562	$11,819
Net investment income	941	113	170	1,224
Fee income	222	—	—	222
Other revenues	13	10	24	47
Total operating revenues (1)	$8,405	$1,151	$3,756	$13,312
Operating income (1)	$1,058	$275	$426	$1,759

2014
Premiums	$7,189	$1,027	$3,535	$11,751
Net investment income	1,109	128	194	1,431
Fee income	219	—	—	219
Other revenues	22	10	43	75
Total operating revenues (1)	$8,539	$1,165	$3,772	$13,476
Operating income (1)	$1,165	$346	$343	$1,854

(1)

Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

Business Segment Reconciliations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Revenue reconciliation
Earned premiums
Business and International Insurance:
Domestic:
Workers’ compensation	$957	$923	$1,919	$1,831
Commercial automobile	477	473	946	941
Commercial property	442	440	883	868
General liability	473	457	945	904
Commercial multi-peril	779	763	1,554	1,518
Other	10	11	20	21
Total Domestic	3,138	3,067	6,267	6,083
International	471	564	962	1,106
Total Business and International Insurance	3,609	3,631	7,229	7,189

Bond & Specialty Insurance:
Fidelity and surety	240	238	465	460
General liability	240	241	476	478
Other	44	45	87	89
Total Bond & Specialty Insurance	524	524	1,028	1,027

Personal Insurance:
Automobile	863	821	1,699	1,636
Homeowners and other	935	952	1,863	1,899
Total Personal Insurance	1,798	1,773	3,562	3,535
Total earned premiums	5,931	5,928	11,819	11,751
Net investment income	632	695	1,224	1,431
Fee income	111	112	222	219
Other revenues	22	33	47	75
Total operating revenues for reportable segments	6,696	6,768	13,312	13,476
Other revenues	—	1	—	—
Net realized investment gains	10	16	20	17
Total consolidated revenues	$6,706	$6,785	$13,332	$13,493

Income reconciliation, net of tax
Total operating income for reportable segments	$868	$738	$1,759	$1,854
Interest Expense and Other (1)	(62)	(65)	(126)	(129)
Total operating income	806	673	1,633	1,725
Net realized investment gains	6	10	12	10
Total consolidated net income	$812	$683	$1,645	$1,735

(1)          The primary component of Interest Expense and Other was after-tax interest expense of $60 million in each of the three months ended June 30, 2015 and 2014, and $120 million in each of the six months ended June 30, 2015 and 2014.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	June 30, 2015	December 31, 2014
Asset reconciliation:
Business and International Insurance	$80,839	$82,309
Bond & Specialty Insurance	7,585	7,525
Personal Insurance	12,692	12,798
Total assets for reportable segments	101,116	102,632
Other assets (1)	548	446
Total consolidated assets	$101,664	$103,078

(1)                  The primary components of other assets at June 30, 2015 and December 31, 2014 were other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at June 30, 2015, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,025	$28	$7	$2,046
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,966	306	1	7,271
All other	24,704	888	153	25,439
Total obligations of states, municipalities and political subdivisions	31,670	1,194	154	32,710
Debt securities issued by foreign governments	2,049	52	1	2,100
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,905	147	6	2,046
All other corporate bonds	22,341	714	147	22,908
Redeemable preferred stock	113	10	—	123
Total	$60,103	$2,145	$315	$61,933

	Amortized	Gross Unrealized		Fair
(at December 31, 2014, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,022	$36	$5	$2,053
Obligations of states, municipalities and political subdivisions:
Pre-refunded	7,229	332	—	7,561
All other	24,666	1,356	10	26,012
Total obligations of states, municipalities and political subdivisions	31,895	1,688	10	33,573
Debt securities issued by foreign governments	2,320	48	—	2,368
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,052	165	4	2,213
All other corporate bonds	22,390	844	99	23,135
Redeemable preferred stock	122	10	—	132
Total	$60,801	$2,791	$118	$63,474

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Pre-refunded bonds of $7.27 billion and $7.56 billion at June 30, 2015 and December 31, 2014, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.

Proceeds from sales of fixed maturities classified as available for sale were $1.23 billion and $785 million during the six months ended June 30, 2015 and 2014, respectively.  Gross gains of $40 million and $23 million and gross losses of $3 million and $4 million were realized on those sales during the six months ended June 30, 2015 and 2014, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at June 30, 2015, in millions)	Cost	Gains	Losses	Value
Public common stock	$410	$235	$6	$639
Non-redeemable preferred stock	163	29	3	189
Total	$573	$264	$9	$828

		Gross Unrealized		Fair
(at December 31, 2014, in millions)	Cost	Gains	Losses	Value
Public common stock	$400	$295	$4	$691
Non-redeemable preferred stock	179	31	2	208
Total	$579	$326	$6	$899

Proceeds from sales of equity securities were $28 million and $95 million during the six months ended June 30, 2015 and 2014, respectively.  Gross gains of $5 million and $19 million and gross losses of $3 million and $3 million were realized on those sales during the six months ended June 30, 2015 and 2014, respectively.

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at June 30, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at June 30, 2015, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$507	$7	$24	$—	$531	$7
Obligations of states, municipalities and political subdivisions	7,737	147	135	7	7,872	154
Debt securities issued by foreign governments	154	1	—	—	154	1
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	274	2	126	4	400	6
All other corporate bonds	5,509	114	570	33	6,079	147
Redeemable preferred stock	2	—	—	—	2	—
Total fixed maturities	14,183	271	855	44	15,038	315

Equity securities
Public common stock	51	6	29	—	80	6
Non-redeemable preferred stock	55	1	50	2	105	3
Total equity securities	106	7	79	2	185	9
Total	$14,289	$278	$934	$46	$15,223	$324

	Less than 12 months		12 months or longer		Total
(at December 31, 2014, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$180	$2	$125	$3	$305	$5
Obligations of states, municipalities and political subdivisions	173	1	797	9	970	10
Debt securities issued by foreign governments	50	—	24	—	74	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	68	—	192	4	260	4
All other corporate bonds	2,148	38	2,355	61	4,503	99
Total fixed maturities	2,619	41	3,493	77	6,112	118

Equity securities
Public common stock	81	4	1	—	82	4
Non-redeemable preferred stock	44	1	42	1	86	2
Total equity securities	125	5	43	1	168	6
Total	$2,744	$46	$3,536	$78	$6,280	$124

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Unrealized losses for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at June 30, 2015 totaled $9 million, representing less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders’ equity on an after-tax basis.

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were $6 million and $1 million for the three months ended June 30, 2015 and 2014, respectively, and $9 million and $10 million for the six months ended June 30, 2015 and 2014, respectively.

The cumulative credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in other comprehensive income for fixed maturities held at June 30, 2015 and 2014 totaled $88 million and $109 million, respectively, representing less than 1% of the fixed maturity portfolio on a pretax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.  There were no significant changes in the credit component of OTTI during the three months and six months ended June 30, 2015 and 2014 from that disclosed in note 3 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At June 30, 2015 and December 31, 2014, the Company had $450 million and $350 million notional value of open U.S. Treasury futures contracts, respectively.  Net realized investment gains in the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014 related to U.S. Treasury futures contracts were not significant.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both June 30, 2015 and December 31, 2014.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $103 million and $92 million at June 30, 2015 and December 31, 2014, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $111 million and $140 million at June 30, 2015 and December 31, 2014, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at June 30, 2015 and December 31, 2014.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

(at June 30, 2015, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,046	$2,043	$3	$—
Obligations of states, municipalities and political subdivisions	32,710	7	32,689	14
Debt securities issued by foreign governments	2,100	—	2,100	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,046	—	2,010	36
All other corporate bonds	22,908	—	22,751	157
Redeemable preferred stock	123	3	113	7
Total fixed maturities	61,933	2,053	59,666	214

Equity securities
Public common stock	639	637	—	2
Non-redeemable preferred stock	189	71	118	—
Total equity securities	828	708	118	2

Other investments	58	18	—	40
Total	$62,819	$2,779	$59,784	$256

During the six months ended June 30, 2015, the Company’s transfers between Level 1 and Level 2 were not significant.

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

There was no significant activity in Level 3 of the hierarchy during the six months ended June 30, 2015 or the year ended December 31, 2014.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value at June 30, 2015 and December 31, 2014, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at June 30, 2015, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$3,924	$3,924	$1,387	$2,497	$40

Financial liabilities:
Debt	$6,250	$7,237	$—	$7,237	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2014, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,364	$4,364	$1,283	$3,042	$39

Financial liabilities:
Debt	$6,249	$7,522	$—	$7,522	$—
Commercial paper	$100	$100	$—	$100	$—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.     FAIR VALUE MEASUREMENTS, Continued

The Company utilized a pricing service to estimate fair value for approximately 98% of short-term securities at both June 30, 2015 and December 31, 2014.  For a description of the process and inputs used by the pricing service to estimate fair value, see the “Fixed Maturities” section in note 4 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at June 30, 2015 and December 31, 2014.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the six months ended June 30, 2015 or twelve months ended December 31, 2014.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at June 30, 2015 and December 31, 2014:

(in millions)	June 30, 2015	December 31, 2014
Business and International Insurance (1)	$2,459	$2,476
Bond & Specialty Insurance	495	495
Personal Insurance	613	613
Other	27	27
Total	$3,594	$3,611

(1)  Includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class at June 30, 2015 and December 31, 2014:

(at June 30, 2015, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related (1)	$5	$4	$1
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles (2)	208	142	66
Total intangible assets subject to amortization	213	146	67
Intangible assets not subject to amortization	217	—	217
Total other intangible assets	$430	$146	$284

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

(at December 31, 2014, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$460	$446	$14
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles (2)	209	136	73
Total intangible assets subject to amortization	669	582	87
Intangible assets not subject to amortization	217	—	217
Total other intangible assets	$886	$582	$304

(1)         Certain customer-related intangible assets became fully amortized during the second quarter of 2015.

(2)  The time value of money and the risk adjustment (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Customer-related	$6	$7	$14	$15
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles	3	4	6	8
Total amortization expense	$9	$11	$20	$23

Intangible asset amortization expense is estimated to be $7 million for the remainder of 2015, $10 million in 2016, $9 million in 2017, $7 million in 2018 and $6 million in 2019.

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the six months ended June 30, 2015.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, December 31, 2014	$1,768	$198	$(755)	$(331)	$880

Other comprehensive income (loss) (OCI) before reclassifications	(561)	(8)	1	(152)	(720)
Amounts reclassified from AOCI	(23)	2	30	—	9
Net OCI, current period	(584)	(6)	31	(152)	(711)
Balance, June 30, 2015	$1,184	$192	$(724)	$(483)	$169

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following tables present the pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for the three months and six months ended June 30, 2015 and 2014.

(for the three months ended June 30, in millions)	2015	2014

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(1,065)	$518
Income tax expense (benefit)	(368)	180
Net of taxes	(697)	338

Having credit losses recognized in the consolidated statement of income	(5)	1
Income tax expense (benefit)	(2)	—
Net of taxes	(3)	1

Net changes in benefit plan assets and obligations	23	15
Income tax expense	8	5
Net of taxes	15	10

Net changes in unrealized foreign currency translation	94	97
Income tax expense	9	11
Net of taxes	85	86

Total other comprehensive income (loss)	(953)	631
Total income tax expense (benefit)	(353)	196
Total other comprehensive income (loss), net of taxes	$(600)	$435

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

(for the six months ended June 30, in millions)	2015	2014

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(896)	$1,055
Income tax expense (benefit)	(312)	366
Net of taxes	(584)	689

Having credit losses recognized in the consolidated statement of income	(10)	3
Income tax expense (benefit)	(4)	1
Net of taxes	(6)	2

Net changes in benefit plan assets and obligations	47	30
Income tax expense	16	12
Net of taxes	31	18

Net changes in unrealized foreign currency translation	(180)	54
Income tax expense (benefit)	(28)	11
Net of taxes	(152)	43

Total other comprehensive income (loss)	(1,039)	1,142
Total income tax expense (benefit)	(328)	390
Total other comprehensive income (loss), net of taxes	$(711)	$752

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following tables present the pretax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income for the three months and six months ended June 30, 2015 and 2014.

(for the three months ended June 30, in millions)	2015	2014

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(17)	$(24)
Income tax expense (2)	(6)	(8)
Net of taxes	(11)	(16)

Having credit losses recognized in the consolidated statement of income (1)	2	1
Income tax benefit (2)	—	1
Net of taxes	2	—

Reclassification adjustment related to benefit plan assets and obligations (3)	24	15
Income tax benefit (2)	9	5
Net of taxes	15	10

Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Total reclassifications	9	(8)
Total income tax (expense) benefit	3	(2)
Total reclassifications, net of taxes	$6	$(6)

(1)               (Increases) decreases net realized investment gains on the consolidated statement of income.

(2)               (Increases) decreases income tax expense on the consolidated statement of income.

(3)               Increases (decreases) general and administrative expenses on the consolidated statement of income.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

(for the six months ended June 30, in millions)	2015	2014

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(35)	$(29)
Income tax expense (2)	(12)	(10)
Net of taxes	(23)	(19)

Having credit losses recognized in the consolidated statement of income (1)	2	4
Income tax benefit (2)	—	2
Net of taxes	2	2

Reclassification adjustment related to benefit plan assets and obligations (3)	47	30
Income tax benefit (2)	17	12
Net of taxes	30	18

Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Total reclassifications	14	5
Total income tax benefit	5	4
Total reclassifications, net of taxes	$9	$1

(1)               (Increases) decreases net realized investment gains on the consolidated statement of income.

(2)               (Increases) decreases income tax expense on the consolidated statement of income.

(3)               Increases (decreases) general and administrative expenses on the consolidated statement of income.

7.                          COMMON SHARE REPURCHASES

During the three months and six months ended June 30, 2015, the Company repurchased 7.9 million and 13.5 million shares, respectively, under its share repurchase authorization, for a total cost of $800 million and $1.40 billion, respectively.  The average cost per share repurchased was $101.62 and $103.85, respectively.  On April 21, 2015, the Company’s board of directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity.  At June 30, 2015, the Company had $5.08 billion of capacity remaining under its share repurchase authorization.  In addition, the Company acquired 4,448 and 0.7 million shares for a total cost of $0.5 million and $73 million during the three months and six months ended June 30, 2015, respectively, that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

8.                       EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2015	2014	2015	2014

Basic and Diluted
Net income, as reported	$812	$683	$1,645	$1,735
Participating share-based awards — allocated income	(6)	(5)	(12)	(12)
Net income available to common shareholders — basic and diluted	$806	$678	$1,633	$1,723

Common Shares
Basic
Weighted average shares outstanding	314.8	343.0	317.7	346.9

Diluted
Weighted average shares outstanding	314.8	343.0	317.7	346.9
Weighted average effects of dilutive securities — stock options and performance shares	3.2	3.7	3.5	3.6
Total	318.0	346.7	321.2	350.5

Net Income per Common Share
Basic	$2.56	$1.98	$5.14	$4.97
Diluted	$2.53	$1.95	$5.08	$4.91

9.                                      SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at June 30, 2015:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,882,636	$66.99	6.3 years	$244

Exercisable at end of period	4,899,904	$53.29	4.9 years	$213

(1)  Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $31 million for each of the three months ended June 30, 2015 and 2014, and $78 million and $75 million for the six months ended June 30, 2015 and 2014, respectively.  The related tax benefits recognized in the consolidated statement of income were $10 million and $11 million for the three months ended June 30, 2015 and 2014, respectively, and $26 million for each of the six months ended June 30, 2015 and 2014.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at June 30, 2015 was $181 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2014 was $123 million, which was expected to be recognized over a weighted-average period of 1.7 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

10.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

	Pension Plans		Postretirement Benefit Plans
(for the three months ended June 30, in millions)	2015	2014	2015	2014

Net Periodic Benefit Cost:
Service cost	$32	$28	$—	$—
Interest cost on benefit obligation	36	37	2	3
Expected return on plan assets	(57)	(55)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	—	—
Net actuarial (gain) loss	24	16	—	(1)
Net periodic benefit cost	$35	$26	$2	$2

	Pension Plans		Postretirement Benefit Plans
(for the six months ended June 30, in millions)	2015	2014	2015	2014

Net Periodic Benefit Cost:
Service cost	$65	$55	$—	$—
Interest cost on benefit obligation	72	75	5	5
Expected return on plan assets	(115)	(109)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial (gain) loss	48	32	—	(1)
Net periodic benefit cost	$70	$53	$4	$3

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

Gain Contingency

On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re (American Re), and three other reinsurers. That summary judgment was largely affirmed on appeal, but the Court of Appeals remanded the case for trial on two discrete issues.  On June 3, 2015, the trial court entered orders on pretrial motions filed by all parties and determined that the issues for trial will be limited to those remanded by the Court of Appeals.  The reinsurers filed notice of their intent to appeal the trial court’s orders to the Appellate Division, First Department and on June 5, 2015, requested a stay of the August 3, 2015 trial date while their appeal is pending.  On July 10, 2015, the Appellate Division granted the reinsurers’ request for a stay of the August 3, 2015 trial date.  At June 30, 2015, the claim totaled $498 million, comprising the $238 million of reinsurance recoverable plus interest amounting to $260 million as of that date.  Interest will continue to accrue at an annual rate of 9% until the claim is paid. The $238 million of reinsurance recoverable owed to USF&G under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company’s consolidated balance sheet.  The interest that would be owed as part of any judgment ultimately entered in favor of USF&G is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.  For additional discussion of this gain contingency, see note 16 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.65 billion and $1.63 billion at June 30, 2015 and December 31, 2014, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $455 million at June 30, 2015, of which $2 million was recognized on the balance sheet at that date.

The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $150 million at June 30, 2015, approximately $75 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at June 30, 2015, all of which is indemnified by a third party.

For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. has fully and unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC), which totaled $700 million at June 30, 2015.

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

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended June 30, 2015

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$4,044	$1,887	$—	$—	$5,931
Net investment income	424	206	2	—	632
Fee income	111	—	—	—	111
Net realized investment gains (losses) (1)	17	(7)	—	—	10
Other revenues	19	3	—	—	22
Total revenues	4,615	2,089	2	—	6,706

Claims and expenses
Claims and claim adjustment expenses	2,409	1,138	—	—	3,547
Amortization of deferred acquisition costs	651	312	—	—	963
General and administrative expenses	717	308	3	—	1,028
Interest expense	12	—	80	—	92
Total claims and expenses	3,789	1,758	83	—	5,630

Income (loss) before income taxes	826	331	(81)	—	1,076
Income tax expense (benefit)	198	86	(20)	—	264
Net income of subsidiaries	—	—	873	(873)	—
Net income	$628	$245	$812	$(873)	$812

(1)    Total other-than-temporary impairment (OTTI) for the three months ended June 30, 2015, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Total OTTI gains (losses)	$(7)	$(1)	$—	$—	$(8)
OTTI losses recognized in net realized investment gains	$(5)	$(1)	$—	$—	$(6)
OTTI gains (losses) recognized in OCI	$(2)	$—	$—	$—	$(2)

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

(1)          Total other-than-temporary impairment (OTTI) for the three months ended June 30, 2014, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Total OTTI gains (losses)	$(1)	$—	$—	$—	$(1)
OTTI losses recognized in net realized investment gains	$(1)	$—	$—	$—	$(1)
OTTI gains (losses) recognized in OCI	$—	$—	$—	$—	$—

(2)       The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the six months ended June 30, 2015

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Revenues
Premiums	$8,040	$3,779	$—	$—	$11,819
Net investment income	835	386	3	—	1,224
Fee income	222	—	—	—	222
Net realized investment gains (1)	19	—	1	—	20
Other revenues	40	7	—	—	47
Total revenues	9,156	4,172	4	—	13,332

Claims and expenses
Claims and claim adjustment expenses	4,718	2,260	—	—	6,978
Amortization of deferred acquisition costs	1,293	633	—	—	1,926
General and administrative expenses	1,412	600	8	—	2,020
Interest expense	24	—	160	—	184
Total claims and expenses	7,447	3,493	168	—	11,108

Income (loss) before income taxes	1,709	679	(164)	—	2,224
Income tax expense (benefit)	449	179	(49)	—	579
Net income of subsidiaries	—	—	1,760	(1,760)	—
Net income	$1,260	$500	$1,645	$(1,760)	$1,645

(1)          Total other-than-temporary impairment (OTTI) for the six months ended June 30, 2015, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Total OTTI gains (losses)	$(8)	$(4)	$—	$—	$(12)
OTTI losses recognized in net realized investment gains	$(6)	$(3)	$—	$—	$(9)
OTTI gains (losses) recognized in OCI	$(2)	$(1)	$—	$—	$(3)

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

(1)       Total other-than-temporary impairment (OTTI) for the six months ended June 30, 2014, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	Travelers (2)	Eliminations	Consolidated
Total OTTI gains (losses)	$(3)	$(5)	$—	$—	$(8)
OTTI losses recognized in net realized investment gains	$(5)	$(5)	$—	$—	$(10)
OTTI gains (losses) recognized in OCI	$2	$—	$—	$—	$2

(2)       The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended June 30, 2015

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$628	$245	$812	$(873)	$812

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(719)	(345)	(1)	—	(1,065)
Having credit losses recognized in the consolidated statement of income	(5)	—	—	—	(5)
Net changes in benefit plan assets and obligations	1	—	22	—	23
Net changes in unrealized foreign currency translation	34	60	—	—	94

Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(689)	(285)	21	—	(953)
Income tax expense (benefit)	(246)	(115)	8	—	(353)

Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(443)	(170)	13	—	(600)

Other comprehensive loss of subsidiaries	—	—	(613)	613	—
Other comprehensive loss	(443)	(170)	(600)	613	(600)
Comprehensive income	$185	$75	$212	$(260)	$212

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended June 30, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$526	$211	$683	$(737)	$683

Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	359	155	4	—	518
Having credit losses recognized in the consolidated statement of income	2	(1)	—	—	1
Net changes in benefit plan assets and obligations	—	—	15	—	15
Net changes in unrealized foreign currency translation	51	46	—	—	97

Other comprehensive income before income taxes and other comprehensive income of subsidiaries	412	200	19	—	631
Income tax expense	129	61	6	—	196

Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	283	139	13	—	435

Other comprehensive income of subsidiaries	—	—	422	(422)	—
Other comprehensive income	283	139	435	(422)	435
Comprehensive income	$809	$350	$1,118	$(1,159)	$1,118

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the six months ended June 30, 2015

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated

Net income	$1,260	$500	$1,645	$(1,760)	$1,645

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(585)	(312)	1	—	(896)
Having credit losses recognized in the consolidated statement of income	(9)	(1)	—	—	(10)
Net changes in benefit plan assets and obligations	1	1	45	—	47
Net changes in unrealized foreign currency translation	(145)	(35)	—	—	(180)

Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(738)	(347)	46	—	(1,039)
Income tax expense (benefit)	(232)	(112)	16	—	(328)

Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(506)	(235)	30	—	(711)

Other comprehensive loss of subsidiaries	—	—	(741)	741	—
Other comprehensive loss	(506)	(235)	(711)	741	(711)
Comprehensive income	$754	$265	$934	$(1,019)	$934

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

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At June 30, 2015

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,103)	$42,549	$19,340	$44	$—	$61,933
Equity securities, available for sale, at fair value (cost $573)	224	460	144	—	828
Real estate investments	56	924	—	—	980
Short-term securities	1,798	478	1,648	—	3,924
Other investments	2,628	936	1	—	3,565
Total investments	47,255	22,138	1,837	—	71,230

Cash	184	131	2	—	317
Investment income accrued	451	201	3	—	655
Premiums receivable	4,504	2,260	—	—	6,764
Reinsurance recoverables	5,721	3,244	—	—	8,965
Ceded unearned premiums	690	92	—	—	782
Deferred acquisition costs	1,672	219	—	—	1,891
Deferred taxes	117	55	44	—	216
Contractholder receivables	3,417	1,056	—	—	4,473
Goodwill	2,589	1,005	—	—	3,594
Other intangible assets	202	82	—	—	284
Investment in subsidiaries	—	—	28,057	(28,057)	—
Other assets	2,170	(32)	355	—	2,493
Total assets	$68,972	$30,451	$30,298	$(28,057)	$101,664

Liabilities
Claims and claim adjustment expense reserves	$32,161	$16,672	$—	$—	$48,833
Unearned premium reserves	8,414	3,739	—	—	12,153
Contractholder payables	3,417	1,056	—	—	4,473
Payables for reinsurance premiums	243	185	—	—	428
Debt	692	—	5,658	—	6,350
Other liabilities	4,145	630	531	—	5,306
Total liabilities	49,072	22,282	6,189	—	77,543

Shareholders’ equity
Common stock (1,750.0 shares authorized; 311.2 shares issued and outstanding)	—	390	22,039	(390)	22,039
Additional paid-in capital	11,634	6,502	—	(18,136)	—
Retained earnings	7,711	1,012	28,512	(8,711)	28,524
Accumulated other comprehensive income	555	265	169	(820)	169
Treasury stock, at cost (451.5 shares)	—	—	(26,611)	—	(26,611)
Total shareholders’ equity	19,900	8,169	24,109	(28,057)	24,121
Total liabilities and shareholders’ equity	$68,972	$30,451	$30,298	$(28,057)	$101,664

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

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2015

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,260	$500	$1,645	$(1,760)	$1,645
Net adjustments to reconcile net income to net cash provided by (used in) operating activities	(410)	(520)	182	(22)	(770)
Net cash provided by (used in) operating activities	850	(20)	1,827	(1,782)	875

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,604	1,707	3	—	5,314
Proceeds from sales of investments:
Fixed maturities	710	516	—	—	1,226
Equity securities	11	17	—	—	28
Real estate investments	—	10	—	—	10
Other investments	244	110	—	—	354
Purchases of investments:
Fixed maturities	(4,352)	(1,869)	(18)	—	(6,239)
Equity securities	(2)	(19)	(1)	—	(22)
Real estate investments	—	(69)	—	—	(69)
Other investments	(222)	(53)	—	—	(275)
Net (purchases) sales of short-term securities	327	224	(118)	—	433
Securities transactions in course of settlement	190	(7)	—	—	183
Other	(175)	(3)	—	—	(178)
Net cash provided by (used in) investing activities	335	564	(134)	—	765

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(1,400)	—	(1,400)
Treasury stock acquired — net employee share-based compensation	—	—	(72)	—	(72)
Dividends paid to shareholders	—	—	(369)	—	(369)
Issuance of common stock — employee share options	—	—	117	—	117
Excess tax benefits from share-based payment arrangements	—	—	31	—	31
Dividends paid to parent company	(1,222)	(560)	—	1,782	—
Net cash used in financing activities	(1,222)	(560)	(1,693)	1,782	(1,693)

Effect of exchange rate changes on cash	—	(4)	—	—	(4)

Net decrease in cash	(37)	(20)	—	—	(57)
Cash at beginning of year	221	151	2	—	374
Cash at end of period	$184	$131	$2	$—	$317

Supplemental disclosure of cash flow information
Income taxes paid (received)	$534	$197	$(134)	$—	$597
Interest paid	$24	$—	$159	$—	$183

(1)         The Travelers Companies, Inc., excluding its subsidiaries.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

12.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30, 2014

(in millions)	TPC	Other Subsidiaries	Travelers (1)	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,309	$532	$1,735	$(1,841)	$1,735
Net adjustments to reconcile net income to net cash provided by operating activities	(154)	(317)	305	(241)	(407)
Net cash provided by operating activities	1,155	215	2,040	(2,082)	1,328

Cash flows from investing activities
Proceeds from maturities of fixed maturities	3,005	1,909	1	—	4,915
Proceeds from sales of investments:
Fixed maturities	415	369	1	—	785
Equity securities	57	34	4	—	95
Real estate investments	—	5	—	—	5
Other investments	196	142	—	—	338
Purchases of investments:
Fixed maturities	(3,399)	(2,046)	(4)	—	(5,449)
Equity securities	(3)	(32)	(5)	—	(40)
Real estate investments	(21)	(15)	—	—	(36)
Other investments	(154)	(72)	—	—	(226)
Net sales (purchases) of short-term securities	347	(47)	(240)	—	60
Securities transactions in course of settlement	113	91	—	—	204
Acquisition, net of cash acquired	(9)	(3)	—	—	(12)
Other	(147)	(5)	—	—	(152)
Net cash provided by (used in) investing activities	400	330	(243)	—	487

Cash flows from financing activities
Treasury stock acquired — share repurchase authorization	—	—	(1,525)	—	(1,525)
Treasury stock acquired — net employee share-based compensation	—	—	(55)	—	(55)
Dividends paid to shareholders	—	—	(365)	—	(365)
Issuance of common stock — employee share options	—	—	122	—	122
Excess tax benefits from share-based payment arrangements	—	—	24	—	24
Dividends paid to parent company	(1,525)	(557)	—	2,082	—
Net cash used in financing activities	(1,525)	(557)	(1,799)	2,082	(1,799)

Effect of exchange rate changes on cash	—	1	—	—	1

Net increase (decrease) in cash	30	(11)	(2)	—	17
Cash at beginning of year	137	154	3	—	294
Cash at end of period	$167	$143	$1	$—	$311

Supplemental disclosure of cash flow information
Income taxes paid (received)	$570	$205	$(48)	$—	$727
Interest paid	$24	$—	$159	$—	$183

(1)      The Travelers Companies, Inc., excluding its subsidiaries.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2015 Second Quarter Consolidated Results of Operations

•                   Net income of $812 million, or $2.56 per share basic and $2.53 per share diluted

•                   Net earned premiums of $5.93 billion

•                   Catastrophe losses of $221 million ($143 million after-tax)

•                   Net favorable prior year reserve development of $207 million ($133 million after-tax)

•                   Combined ratio of 90.8%

•                   Net investment income of $632 million ($503 million after-tax)

2015 Second Quarter Consolidated Financial Condition

•                   Total investments of $71.23 billion; fixed maturities and short-term securities comprised 93% of total investments

•                   Total assets of $101.66 billion

•                   Total debt of $6.35 billion, resulting in a debt-to-total capital ratio of 20.8% (21.8% excluding net unrealized investment gains, net of tax)

•                   Repurchased 7.9 million common shares for total cost of $801 million and paid $192 million of dividends to shareholders

•                   Shareholders’ equity of $24.12 billion

•                   Net unrealized investment gains of $2.10 billion ($1.38 billion after-tax)

•                   Book value per common share of $77.51

•                   Holding company liquidity of $1.72 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except ratio and per share amounts)	2015	2014	2015	2014

Revenues
Premiums	$5,931	$5,928	$11,819	$11,751
Net investment income	632	695	1,224	1,431
Fee income	111	112	222	219
Net realized investment gains	10	16	20	17
Other revenues	22	34	47	75
Total revenues	6,706	6,785	13,332	13,493

Claims and expenses
Claims and claim adjustment expenses	3,547	3,826	6,978	7,141
Amortization of deferred acquisition costs	963	965	1,926	1,915
General and administrative expenses	1,028	1,001	2,020	1,882
Interest expense	92	92	184	184
Total claims and expenses	5,630	5,884	11,108	11,122

Income before income taxes	1,076	901	2,224	2,371
Income tax expense	264	218	579	636
Net income	$812	$683	$1,645	$1,735

Net income per share
Basic	$2.56	$1.98	$5.14	$4.97
Diluted	$2.53	$1.95	$5.08	$4.91

Combined ratio
Loss and loss adjustment expense ratio	58.9%	63.6%	58.2%	59.9%
Underwriting expense ratio	31.9	31.5	31.7	30.6
Combined ratio	90.8%	95.1%	89.9%	90.5%

Incremental impact of direct to consumer initiative on combined ratio	0.5%	0.5%	0.5%	0.5%

The following discussions of the Company’s net income and segment operating income are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $2.53 in the second quarter of 2015 increased by 30% over diluted net income per share of $1.95 in the same period of 2014.  Net income of $812 million in the second quarter of 2015 increased by 19% over net income of $683 million in the same period of 2014.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods.  The increase in net income in the second quarter of 2015 compared with the same period of 2014 primarily reflected the pretax impacts of (i) lower catastrophe losses, (ii) higher net favorable prior year reserve development and (iii) slightly higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”), partially offset by (iv) lower net investment income.  Catastrophe losses in the second quarters of 2015 and 2014 were $221 million and $436 million, respectively.  Net favorable prior year reserve development in the second quarters of 2015 and 2014 was $207 million and $183 million, respectively.  Partially offsetting this net pretax increase in income was a related increase in income tax expense.  Income tax expense in the second quarter of 2015 was reduced by $32 million as a result of the resolution of prior year tax matters.

Diluted net income per share of $5.08 in the first six months of 2015 increased by 3% over diluted net income per share of $4.91 in the same period of 2014.  Net income of $1.65 billion in the first six months of 2015 decreased by 5% from net income of $1.74 billion in the same period of 2014.  The increase in diluted net income per share versus the decrease in net income reflected the impact of share repurchases in recent periods.  The decrease in net income primarily reflected the pretax impacts of (i) lower net investment income, (ii) lower underlying underwriting margins and (iii) lower net favorable prior year reserve development, partially offset by (iv) lower catastrophe losses.  Catastrophe losses in the first six months of 2015 and 2014 were $383 million and $585 million, respectively.  Net favorable prior year reserve development in the first six months of 2015 and 2014 was $450 million and $477 million, respectively.  The lower underlying underwriting margins primarily resulted from the pretax impact of a first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums due to a change in state law.  Partially offsetting this net pretax decrease in income was a related decrease in income tax expense.  Income tax expense in the first six months of 2015 was also reduced as a result of the resolution of prior year tax matters in the second quarter of 2015.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2015 were $5.93 billion, $3 million or less than 1% higher than in the same period of 2014.  Earned premiums in the first six months of 2015 were $11.82 billion, $68 million or 1% higher than in the same period of 2014.  In the Business and International Insurance segment, earned premiums in the second quarter and first six months of 2015 decreased by 1% and increased by 1%, respectively, compared with the same periods of 2014.  In the Bond & Specialty Insurance segment, earned premiums in the second quarter of 2015 were level with the same period of 2014, and in the first six months of 2015 increased by less than 1% over the same period of 2014.  In the Personal Insurance segment, earned premiums in the second quarter and first six months of 2015 both increased by 1% over the same periods of 2014.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014

Average investments (1)	$70,291	$71,880	$70,548	$72,010
Pretax net investment income	632	695	1,224	1,431
After-tax net investment income	503	553	981	1,135
Average pretax yield (2)	3.6%	3.9%	3.5%	4.0%
Average after-tax yield (2)	2.9%	3.1%	2.8%	3.2%

(1)                  Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables from investment sales, payables on investment purchases and accrued investment income.

(2)                  Excludes net realized investment gains and losses and net unrealized investment gains and losses, net of tax.

Net investment income in the second quarter of 2015 was $632 million, $63 million or 9% lower than in the same period of 2014.  Net investment income in the first six months of 2015 was $1.22 billion, $207 million or 14% lower than in the same period of 2014.  Net investment income from fixed maturity investments in the second quarter and first six months of 2015 was $526 million and $1.06 billion, respectively, $36 million and $85 million lower, respectively, than in the same periods of 2014.  The decreases primarily resulted from lower long-term reinvestment rates available in the market and modestly lower fixed income investments that were impacted by the Company’s $579 million payment in the first quarter of 2015 related to the settlement of the Asbestos Direct Action Litigation.  Net investment income generated by non-fixed maturity investments in the second quarter and first six months of 2015 was $113 million and $182 million, respectively, $27 million and $121 million lower, respectively, than in the same periods of 2014.  Private equity returns were particularly high in the second quarter and first six months of 2014 and were impacted in the same periods of 2015 by lower valuations for energy-related investments.

Fee Income

The National Accounts market in the Business and International Insurance segment is the primary source of the Company’s fee-based business.  The changes in fee income in the second quarter and first six months of 2015, respectively, compared with the same periods of 2014 are discussed in the Business and International Insurance segment discussion that follows.

Net Realized Investment Gains

The following table sets forth information regarding the Company’s net realized investment gains.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014

Net Realized Investment Gains
Other-than-temporary impairment losses	$(6)	$(1)	$(9)	$(10)
Other net realized investment gains	16	17	29	27
Net realized investment gains	$10	$16	$20	$17

Other Revenues

Other revenues in all periods of 2015 and 2014 primarily consisted of installment premium charges.  The second quarter and first six months of 2014 also included revenues in the Personal Insurance segment associated with the runoff of the Company’s National Flood Insurance Program business that was sold on a renewal rights basis in 2013.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2015 were $3.55 billion, $279 million or 7% lower than in the same period of 2014, primarily reflecting (i) lower catastrophe losses and (ii) higher net favorable prior year reserve development, partially offset by (iii) the impact of loss cost trends.  Catastrophe losses in the second quarters of both 2015 and 2014 primarily resulted from wind and hail storms in several regions of the United States.  Factors contributing to net favorable prior year reserve development in each segment during the second quarters of 2015 and 2014 are discussed in the segment discussions that follow.

Claims and claim adjustment expenses in the first six months of 2015 were $6.98 billion, $163 million or 2% lower than in the same period of 2014, primarily reflecting (i) lower catastrophe losses, partially offset by (ii) lower net favorable prior year reserve development and (iii) the impact of loss cost trends.  Catastrophe losses in the first six months of both 2015 and 2014 included the second quarter storms in the United States described above, as well as winter storms in the Mid-Atlantic, Midwestern and Southeastern regions of the United States in the first quarters of both 2015 and 2014.  Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in the segment discussions that follow.

Significant Catastrophe Losses

The following table presents for significant catastrophes that occurred in 2015, 2014 and 2013 the amount of losses incurred in the three months and six months ended June 30, 2015 and 2014, and the amount of net unfavorable (favorable) prior year reserve development recognized in these periods, as well as the estimated ultimate losses for these significant catastrophes at June 30, 2015 and December 31, 2014.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Overview” in the Company’s 2014 Annual Report.

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended June 30,		Six Months Ended June 30,		Estimated Ultimate Losses
(in millions, pretax and net of reinsurance)	2015	2014	2015	2014	June 30, 2015	December 31, 2014
2013
PCS Serial Number:
93 — Severe wind and hail storms	$5	$1	$6	$—	$125	$119
15 — Severe wind and hail storms	4	1	—	1	144	144

2014
PCS Serial Number:
32 — Winter storm	(2)	3	(3)	152	141	144
43 — Severe wind and hail storms	(1)	116	(1)	116	179	180

2015
PCS Serial Number:
68 — Winter storm	(9)	n/a	153	n/a	153	n/a

n/a: not applicable.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2015 was $963 million, $2 million or less than 1% lower than in the same period of 2014.  Amortization of deferred acquisition costs in the first six months of 2015 was $1.93 billion, $11 million or 1% higher than in the same period of 2014.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2015 were $1.03 billion, $27 million or 3% higher than in the same period of 2014.  General and administrative expenses in the first six months of 2015 were $2.02 billion, $138 million or 7% higher than in the same period of 2014.  The increase in the first six months of 2015 primarily reflected the impact of a $76 million first quarter 2014 reduction in the estimated liability for state assessments related to workers’ compensation premiums.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the second quarter and first six months of 2015 was $92 million and $184 million, respectively, level with the same periods of 2014.

Income Tax Expense

Income tax expense in the second quarter of 2015 was $264 million, $46 million or 21% higher than in the same period of 2014, primarily reflecting the impact of the $175 million increase in income before income taxes in the second quarter of 2015, partially offset by the $32 million reduction in income tax expense in the second quarter of 2015 resulting from the resolution of prior year tax matters.  Income tax expense in the first six months of 2015 was $579 million, $57 million or 9% lower than in the same period of 2014, primarily reflecting the impact of the $147 million decrease in income before income taxes in the first six months of 2015 and the resolution of prior year tax matters in the second quarter of 2015.

The Company’s effective tax rates in the second quarter and first six months of 2015 were 25% and 26%, respectively.  In the second quarter and first six months of 2014, the Company’s effective tax rates were 24% and 27%, respectively.  The effective tax rates in all periods were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  In addition, the effective tax rates in the second quarter and first six months of 2015 were reduced by the impact of the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 90.8% in the second quarter of 2015 was 4.3 points lower than the combined ratio of 95.1% in the same period of 2014.  The combined ratio of 89.9% in the first six months of 2015 was 0.6 points lower than the combined ratio of 90.5% in the same period of 2014.

The loss and loss adjustment expense ratio of 58.9% in the second quarter of 2015 was 4.7 points lower than the loss and loss adjustment expense ratio of 63.6% in the same period of 2014.  Catastrophe losses accounted for 3.7 points and 7.3 points of the 2015 and 2014 second quarter loss and loss adjustment expense ratios, respectively.  Net favorable prior year reserve development in the second quarters of 2015 and 2014 provided 3.5 points and 3.1 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development (“underlying loss and loss adjustment expense ratio”) in the second quarter of 2015 was 0.7 points lower than the 2014 ratio on the same basis.

The loss and loss adjustment expense ratio of 58.2% in the first six months of 2015 was 1.7 points lower than the loss and loss adjustment expense ratio of 59.9% in the same period of 2014.  Catastrophe losses accounted for 3.3 points and 5.0 points of the 2015 and 2014 six-month loss and loss adjustment expense ratios, respectively.  Net favorable prior year reserve development in the first six months of 2015 and 2014 provided 3.8 points and 4.1 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first six months of 2015 was 0.3 points lower than the 2014 ratio on the same basis.

The underwriting expense ratio of 31.9% for the second quarter of 2015 was 0.4 points higher than the underwriting expense ratio of 31.5% in the same period of 2014.  In the first six months of 2015, the underwriting expense ratio of 31.7% was 1.1 points higher than the underwriting expense ratio of 30.6% in the same period of 2014, primarily reflecting the impact of the first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums in the Business and International Insurance segment.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014

Business and International Insurance	$4,027	$4,061	$8,303	$8,285
Bond & Specialty Insurance	537	542	1,059	1,070
Personal Insurance	1,978	1,916	3,654	3,565
Total	$6,542	$6,519	$13,016	$12,920

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014

Business and International Insurance	$3,679	$3,729	$7,476	$7,501
Bond & Specialty Insurance	534	540	1,012	1,022
Personal Insurance	1,956	1,893	3,578	3,512
Total	$6,169	$6,162	$12,066	$12,035

Gross and net written premiums in the second quarter of 2015 both increased by less than 1% over the same period of 2014.  Gross and net written premiums in the first six months of 2015 increased by 1% and less than 1%, respectively, over the same period of 2014.  The slight difference in growth rates for gross and net written premiums for the first six months of 2015 primarily reflected the impact of changes in the timing and structure of certain of the Company’s reinsurance treaties.  In the first quarter of 2015, the Company entered into a new Corporate Catastrophe Excess-of-Loss Reinsurance Treaty that is described in more detail in “Part I—Item 1—Business” of the Company’s 2014 Annual Report.  This treaty replaced the

Company’s General Catastrophe Reinsurance Treaty, which was cancelled on a cut-off basis effective December 31, 2014, and the General Catastrophe Aggregate Excess-of-Loss Reinsurance Treaty, which expired on December 31, 2014.  Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business and International Insurance

Results of the Company’s Business and International Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014

Revenues
Earned premiums	$3,609	$3,631	$7,229	$7,189
Net investment income	487	539	941	1,109
Fee income	111	112	222	219
Other revenues	5	10	13	22
Total revenues	$4,212	$4,292	$8,405	$8,539

Total claims and expenses	$3,490	$3,688	$6,993	$6,984

Operating income	$543	$471	$1,058	$1,165

Loss and loss adjustment expense ratio	60.6%	66.2%	60.9%	63.0%
Underwriting expense ratio	32.6	31.9	32.4	30.7
Combined ratio	93.2%	98.1%	93.3%	93.7%

Overview

Operating income in the second quarter of 2015 was $543 million, $72 million or 15% higher than operating income of $471 million in the same period of 2014.  The increase in operating income in the second quarter of 2015 compared with the same period of 2014 primarily reflected the pretax impacts of (i) lower catastrophe losses and (ii) higher net favorable prior year reserve development, partially offset by (iii) lower net investment income and (iv) slightly lower underlying underwriting margins.  Catastrophe losses in the second quarters of 2015 and 2014 were $108 million and $242 million, respectively.  Net favorable prior year reserve development in the second quarters of 2015 and 2014 was $103 million and $47 million, respectively.  Partially offsetting this net pretax increase in operating income was a related increase in income tax expense.  Income tax expense in the second quarter of 2015 was reduced by $12 million as a result of the resolution of prior year tax matters.

Operating income in the first six months of 2015 was $1.06 billion, $107 million or 9% lower than operating income of $1.17 billion in the same period of 2014.  The decrease in operating income in the first six months of 2015 compared with the same period of 2014 primarily reflected the pretax impacts of (i) lower net investment income and (ii) lower underlying underwriting margins, partially offset by (iii) lower catastrophe losses and (iv) higher net favorable prior year reserve development.  Catastrophe losses in the first six months of 2015 and 2014 were $207 million and $325 million, respectively.  Net favorable prior year reserve development in the first six months of 2015 and 2014 was $180 million and $142 million, respectively. The decline in underlying underwriting margins primarily resulted from the pretax impacts of the first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums.  Partially offsetting this net pretax decrease in operating income was a related decrease in income tax expense.  Income tax expense in the first six months of 2015 was also reduced as a result of the resolution of prior year tax matters in the second quarter of 2015.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2015 were $3.61 billion, $22 million or 1% lower than in the same period of 2014.  Earned premiums in the first six months of 2015 were $7.23 billion, $40 million or 1% higher than in the same period of 2014.

Net Investment Income

Net investment income in the second quarter of 2015 was $487 million, $52 million or 10% lower than in the same 2014 period.  Net investment income in the first six months of 2015 was $941 million, $168 million or 15% lower than in the same period of 2014.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decreases in the Company’s consolidated net investment income in the second quarter and first six months of 2015 compared with the same periods of 2014.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s 2014 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the second quarter of 2015 was slightly lower than in the same period of 2014.  Fee income in the first six months of 2015 increased by $3 million, or 1% over the same period of 2014.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2015 were $2.24 billion, $217 million or 9% lower than in the same period of 2014.  The decrease in 2015 primarily reflected (i) lower catastrophe losses and (ii) higher net favorable prior year reserve development, partially offset by (iii) the impact of loss cost trends.  Net favorable prior year reserve development in the second quarter of 2015 was primarily driven by (i) better than expected loss experience in the workers’ compensation product line for accident years 2006 and prior, (ii) better than expected loss experience in the general liability product line primarily related to primary coverages for accident years 2008 through 2013, reflecting more favorable legal and judicial environments than what the Company previously expected, (iii) better than expected loss experience in the Company’s operations at Lloyd’s and in Canada, (iv) better than expected loss experience for property coverages in the commercial multi-peril product line primarily related to non-catastrophe losses for accident years 2012 and 2014 and (v) better than expected loss experience for the property product line related to catastrophe losses for accident year 2014.  Net favorable prior year reserve development in the second quarter of 2014 was primarily driven by (i) better than expected loss experience in the general liability product line related to excess coverages for accident years 2008 through 2012, reflecting more favorable legal and judicial environments than what the Company previously expected, and (ii) better than expected loss experience in the Company’s operations at Lloyd’s and in Canada.  These factors contributing to net favorable prior year reserve development in the second quarters of 2015 and 2014 were partially offset by $72 million and $87 million increases, respectively, to environmental reserves, which are discussed in further detail in the “Environmental Claims and Litigation” section herein.

Claims and claim adjustment expenses in the first six months of 2015 were $4.50 billion, $129 million or 3% lower than in the same period of 2014.  Claims and claim adjustment expenses in the first six months of 2015 were impacted by the same factors described above for the second quarter of 2015.  Net favorable prior year reserve development in the first six months of 2015 was primarily driven by (i) better than expected loss experience in the general liability product line, primarily related to primary coverages for accident years 2005 and prior and for 2009 through 2013, reflecting more favorable legal and judicial environments than what the Company previously expected, (ii) better than expected loss experience in the workers’ compensation line of business for accident years 2006 and prior, (iii) better than expected loss experience in the Company’s operations at Lloyd’s and in Canada, (iv) better than expected loss experience for the property product line related to catastrophe losses for accident years 2012 through 2014 and (v) better than expected loss experience for property coverages in the commercial multi-peril product line primarily related to non-catastrophe losses for accident years 2012 and 2014.  Net favorable prior year reserve development in the first six months of 2014 was primarily driven by (i) better than expected loss experience in the general liability product line related to excess coverages for accident years 2008 through 2012, reflecting more favorable legal and judicial environments than what the Company previously expected, (ii) better than expected loss experience for the property product line for accident years 2010 through 2013 related to non-catastrophe and catastrophe losses and (iii) better than expected loss experience in the Company’s operations at Lloyd’s and in Canada.  These factors contributing to net favorable prior year reserve development in the first six months of 2015 and 2014 were partially offset by the $72 million and $87 million increases, respectively, to environmental reserves, which are discussed in further detail in the “Environmental Claims and Litigation” section herein.  Additionally, net favorable prior year reserve development in the first six months of 2014 reflected higher than expected loss experience for liability coverages in the commercial multi-peril product line for accident years 2010 through 2013.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2015 was $578 million, $2 million or less than 1% lower than in the same period of 2014.  Amortization of deferred acquisition costs in the first six months of 2015 was $1.16 billion, $17 million or 1% higher than in the same period of 2014.  These changes were generally consistent with the changes in earned premiums.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2015 were $674 million, $21 million or 3% higher than in the same period of 2014, primarily due to higher technology and employee related expenses.  General and administrative expenses in the first six months of 2015 were $1.33 billion, $121 million or 10% higher than in the same period of 2014, primarily reflecting the impacts of the first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums and higher technology and employee related expenses.

Income Tax Expense

Income tax expense in the second quarter of 2015 was $179 million, $46 million or 35% higher than in the same period of 2014, primarily reflecting the $118 million increase in pretax operating income, partially offset by the $12 million reduction in income tax expense in the second quarter of 2015 resulting from the resolution of prior year tax matters.  Income tax expense in the first six months of 2015 was $354 million, $36 million or 9% lower than in the same period of 2014, primarily reflecting the $143 million decrease in pretax operating income and the resolution of prior year tax matters in the second quarter of 2015.

Combined Ratio

The combined ratio of 93.2% in the second quarter of 2015 was 4.9 points lower than the combined ratio of 98.1% in the same period of 2014.  The combined ratio of 93.3% in the first six months of 2015 was 0.4 points lower than the combined ratio of 93.7% in the same period of 2014.

The loss and loss adjustment expense ratio of 60.6% in the second quarter of 2015 was 5.6 points lower than the loss and loss adjustment expense ratio of 66.2% in the same period of 2014.  Catastrophe losses in the second quarters of 2015 and 2014 accounted for 2.9 points and 6.6 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the second quarters of 2015 and 2014 provided 2.8 points and 1.3 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2015 second quarter underlying loss and loss adjustment expense ratio was 0.4 points lower than the 2014 ratio on the same basis.

The loss and loss adjustment expense ratio of 60.9% in the first six months of 2015 was 2.1 points lower than the loss and loss adjustment expense ratio of 63.0% in the same period of 2014.  Catastrophe losses in the first six months of 2015 and 2014 accounted for 2.9 points and 4.5 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first six months of 2015 and 2014 provided 2.5 points and 2.0 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first six months of 2015 was level with the 2014 ratio on the same basis.

The underwriting expense ratio of 32.6% for the second quarter of 2015 was 0.7 points higher than the underwriting expense ratio of 31.9% in the same period of 2014.  In the first six months of 2015, the underwriting expense ratio of 32.4% was 1.7 points higher than the underwriting expense ratio of 30.7% in the same 2014 period, primarily reflecting the impact of the first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums.

Written Premiums

The Business and International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014

Domestic:
Select Accounts	$723	$717	$1,463	$1,448
Middle Market	1,543	1,501	3,382	3,250
National Accounts	376	368	886	853
First Party	506	509	929	943
Specialized Distribution	301	284	571	553
Total Domestic	3,449	3,379	7,231	7,047
International	578	682	1,072	1,238
Total Business and International Insurance	$4,027	$4,061	$8,303	$8,285

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014

Domestic:
Select Accounts	$709	$705	$1,431	$1,423
Middle Market	1,456	1,420	3,189	3,052
National Accounts	228	243	527	543
First Party	452	450	792	837
Specialized Distribution	300	283	568	550
Total Domestic	3,145	3,101	6,507	6,405
International	534	628	969	1,096
Total Business and International Insurance	$3,679	$3,729	$7,476	$7,501

Gross and net written premiums in the second quarter of 2015 both decreased by 1% from the same period of 2014.  Gross and net written premiums in the first six months of 2015 increased by less than 1% and decreased by less than 1%, respectively, compared with the same period of 2014.  Gross and net written premiums in the second quarter and first six months of 2015 were negatively impacted by changes in foreign currency exchange rates.  Net written premiums in the first six months of 2015 were negatively impacted by changes in the timing and structure of certain of the Company’s reinsurance treaties in the first quarter of 2015 as discussed in the “Consolidated Overview” section above.  Excluding the International surety line of business, for which the following are not relevant measures, business retention rates in the second quarter and first six months of 2015 remained strong and were higher than in the same periods of 2014.  Renewal premium changes in the second quarter and first six months of 2015 remained positive but were lower than in the same periods of 2014, primarily due to lower positive renewal rate changes.  New business premiums in the second quarter and first six months of 2015 decreased from the same periods of 2014.

Select Accounts.  Net written premiums of $709 million and $1.43 billion in the second quarter and first six months of 2015, respectively, both increased by 1% over the same periods of 2014.  Business retention rates in the second quarter and first six months of 2015 remained strong and were higher than in the same periods of 2014.  Renewal premium changes in the second quarter and first six months of 2015 remained positive but were lower than in the same periods of 2014.  New business premiums in the second quarter and first six months of 2015 decreased slightly from the same periods of 2014.

Middle Market.  Net written premiums of $1.46 billion and $3.19 billion in the second quarter and first six months of 2015, respectively, increased by 3% and 4%, respectively, over the same periods of 2014.  Business retention rates in the second quarter and first six months of 2015 remained strong and increased over the same periods of 2014.  Renewal premium changes in the second quarter and first six months of 2015 remained positive but were lower than in the same periods of 2014.  New business premiums in the second quarter of 2015 decreased from the same period of 2014, while new business premiums in the first six months of 2015 increased over the same period of 2014.

National Accounts.  Net written premiums of $228 million and $527 million in the second quarter and first six months of 2015, respectively, decreased by 6% and 3%, respectively, from the same periods of 2014.  Business retention rates in the second quarter and first six months of 2015 remained strong and were higher than in the same periods of 2014.  Renewal premium changes in the second quarter and first six months of 2015 remained positive but were lower than in the same periods of 2014.  New business premiums in the second quarter and first six months of 2015 decreased from the same periods of 2014.

First Party.  Net written premiums of $452 million in the second quarter of 2015 increased by less than 1% over the same period of 2014, while net written premiums of $792 million in the first six months of 2015 decreased by 5% from the same period of 2014.  The decrease in net written premiums in the first six months of 2015 included the impact of changes in the timing and structure of certain reinsurance transactions in the first quarter of 2015.  Business retention rates in the second quarter and first six months of 2015 remained strong and increased over the same periods of 2014.  Renewal premium changes in the second quarter and first six months of 2015 were negative, compared with positive renewal premium changes in the same periods of 2014.  New business premiums in the second quarter and first six months of 2015 decreased from the same periods of 2014.

Specialized Distribution.  Net written premiums of $300 million and $568 million in the second quarter and first six months of 2015, respectively, increased by 6% and 3%, respectively, over the same period of 2014.  Business retention rates in the second quarter and first six months of 2015 remained strong and were higher than in the same periods of 2014.  Renewal premium changes in the second quarter of 2015 remained positive and were higher than in the same period of 2014, while renewal premium changes in the first six months of 2015 remained positive but decreased from the same period of 2014.  New business premiums in the second quarter and first six months of 2015 increased over the same periods of 2014.

International.  Net written premiums of $534 million in the second quarter of 2015 decreased by 15% from the same period of 2014, primarily due to changes in foreign currency exchange rates.  Net written premiums of $969 million in the first six months of 2015 decreased by 12% from the same period of 2014, primarily due to changes in foreign currency exchange rates, partially offset by the impact of changes in the timing and structure of certain reinsurance transactions related to the Company’s Canadian operations.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the second quarter and first six months of 2015 remained strong and were higher than in the same periods of 2014.  Renewal premium changes in the second quarter and first six months of 2015 remained positive but were lower than in the same periods of 2014.  New business premiums in the second quarter and first six months of 2015 decreased from the same periods of 2014.

Bond & Specialty Insurance

Results of the Company’s Bond & Specialty Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014

Revenues
Earned premiums	$524	$524	$1,028	$1,027
Net investment income	57	62	113	128
Other revenues	5	6	10	10
Total revenues	$586	$592	$1,151	$1,165

Total claims and expenses	$388	$307	$774	$656

Operating income	$151	$192	$275	$346

Loss and loss adjustment expense ratio	36.3%	20.5%	36.9%	25.7%
Underwriting expense ratio	37.4	37.9	38.0	37.7
Combined ratio	73.7%	58.4%	74.9%	63.4%

Overview

Operating income in the second quarter of 2015 was $151 million, $41 million or 21% lower than operating income of $192 million in the same period of 2014, reflecting the pretax impacts of (i) a decrease in net favorable prior year reserve development and (ii) lower net investment income.  Net favorable prior year reserve development in the second quarters of 2015 and 2014 was $40 million and $124 million, respectively.  Catastrophe losses in the second quarters of 2015 and 2014 were $1 million and $4 million, respectively.  Partially offsetting this net pretax decrease in operating income was a related decrease in income tax expense.  Income tax expense in the second quarter of 2015 was also reduced by $16 million as a result of the resolution of prior year tax matters.

Operating income in the first six months of 2015 was $275 million, $71 million or 21% lower than operating income of $346 million in the same period of 2014, reflecting the pretax impact of the same factors described above.  Net favorable prior year reserve development in the first six months of 2015 and 2014 was $75 million and $191 million, respectively.  Catastrophe losses in the first six months of 2015 and 2014 were $2 million and $5 million, respectively.  Partially offsetting this net pretax decrease in operating income was a related decrease in income tax expense.  Income tax expense in the first six months of 2015 was also reduced as a result of the resolution of prior year tax matters in the second quarter of 2015.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2015 were $524 million, level with the same period of 2014.  Earned premiums in the first six months of 2015 were $1.03 billion, $1 million or less than 1% higher than in the same period of 2014.

Net Investment Income

Net investment income in the second quarter of 2015 was $57 million, $5 million or 8% lower than in the same period of 2014.  Net investment income in the first six months of 2015 was $113 million, $15 million or 12% lower than in the same period of 2014.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the decreases in the Company’s consolidated net investment income in the second quarter and first six months of 2015 as compared with the same periods of 2014.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s 2014 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2015 were $192 million, $82 million or 75% higher than in the same period of 2014, primarily reflecting the impact of a decrease in net favorable prior year reserve development.  Net favorable prior year reserve development in the second quarter of 2015 was primarily driven by better than expected loss experience in the contract surety product line for accident years 2010 through 2013.  In the second quarter of 2014, net favorable prior year reserve development was primarily driven by better than expected loss experience in the contract surety product line for accident years 2004 through 2010.

Claims and claim adjustment expenses in the first six months of 2015 were $384 million, $115 million or 43% higher than in the same period of 2014, primarily reflecting the impact of a decrease in net favorable prior year reserve development.  Net favorable prior year reserve development in the first six months of 2015 was primarily driven by better than expected loss experience in the contract surety product line for accident years 2010 through 2013.  In the first six months of 2014, net favorable prior year reserve development was primarily driven by better than expected loss experience in the contract surety product line for accident years 2004 through 2010.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2015 was $97 million, $2 million or 2% higher than in the same period of 2014.  Amortization of deferred acquisition costs in the first six months of 2015 was $191 million, $3 million or 2% higher than in the same period of 2014.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2015 were $99 million, $3 million or 3% lower than in the same period of 2014.  General and administrative expenses in the first six months of 2015 were $199 million, level with the same period of 2014.

Income Tax Expense

Income tax expense in the second quarter of 2015 was $47 million, $46 million or 49% lower than in the same period of 2014, primarily reflecting the $87 million decrease in pretax operating income and the $16 million reduction in income tax expense in the second quarter of 2015 resulting from the resolution of prior year tax matters.  Income tax expense in the first six months of 2015 was $102 million, $61 million or 37% lower than in the same period of 2014, primarily reflecting the $132 million decrease in pretax operating income and the resolution of prior year tax matters in the second quarter of 2015.

Combined Ratio

The combined ratio of 73.7% in the second quarter of 2015 was 15.3 points higher than the combined ratio of 58.4% in the same period of 2014.  The combined ratio of 74.9% in the first six months of 2015 was 11.5 points higher than the combined ratio of 63.4% in the same period of 2014.

The loss and loss adjustment expense ratio of 36.3% in the second quarter of 2015 was 15.8 points higher than the loss and loss adjustment expense ratio of 20.5% in the same period of 2014.  Net favorable prior year reserve development in the second quarters of 2015 and 2014 provided 7.7 points and 23.7 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the second quarters of 2015 and 2014 accounted for 0.3 points and 0.9 points, respectively, of the loss and loss adjustment expense ratio.  The 2015 second quarter underlying loss and loss adjustment expense ratio was 0.4 points higher than the 2014 ratio on the same basis.

The loss and loss adjustment expense ratio of 36.9% in the first six months of 2015 was 11.2 points higher than the loss and loss adjustment expense ratio of 25.7% in the same period of 2014.  Net favorable prior year reserve development in the first six months of 2015 and 2014 provided 7.3 points and 18.6 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first six months of 2015 and 2014 accounted for 0.2 points and 0.6 points, respectively, of the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first six months of 2015 was 0.3 points higher than the 2014 ratio on the same basis.

The underwriting expense ratio of 37.4% in the second quarter of 2015 was 0.5 points lower than the underwriting expense ratio of 37.9% in the same period of 2014.  In the first six months of 2015, the underwriting expense ratio of 38.0% was 0.3 points higher than the underwriting expense ratio of 37.7% in the same period of 2014.

Written Premiums

The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014

Bond & Specialty Insurance	$537	$542	$1,059	$1,070

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014

Bond & Specialty Insurance	$534	$540	$1,012	$1,022

Gross and net written premiums in the second quarter and first six months of 2015 both decreased by 1% from the same periods of 2014.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the second quarter and first six months of 2015 remained strong and were higher than in the same periods of 2014.  Renewal premium changes in the second quarter and first six months of 2015 remained positive, but were lower than in the same periods of 2014.  New business premiums in the second quarter and first six months of 2015 increased over the same periods of 2014.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014

Revenues
Earned premiums	$1,798	$1,773	$3,562	$3,535
Net investment income	88	94	170	194
Other revenues	12	17	24	43
Total revenues	$1,898	$1,884	$3,756	$3,772

Total claims and expenses	$1,653	$1,788	$3,143	$3,282

Operating income	$174	$75	$426	$343

Loss and loss adjustment expense ratio	62.2%	71.1%	58.7%	63.4%
Underwriting expense ratio	28.9	28.7	28.6	28.3
Combined ratio	91.1%	99.8%	87.3%	91.7%

Incremental impact of direct to consumer initiative on combined ratio	1.7%	1.5%	1.7%	1.6%

Overview

Operating income in the second quarter of 2015 was $174 million, $99 million higher than operating income of $75 million in the same period of 2014.  The increase in operating income primarily reflected the pretax impacts of (i) lower catastrophe losses, (ii) higher net favorable prior year reserve development and (iii) higher underlying underwriting margins, partially offset by (iv) lower net investment income and (v) a decline in other revenues.  Catastrophe losses in the second quarters of 2015 and 2014 were $112 million and $190 million, respectively.  Net favorable prior year reserve development in the second quarters of 2015 and 2014 was $64 million and $12 million, respectively.  The higher underlying underwriting margins primarily resulted from the pretax impact of lower non-catastrophe weather-related losses.  Partially offsetting this net pretax increase in operating income was a related increase in income tax expense.  Income tax expense in the second quarter of 2015 was reduced by $4 million as a result of the resolution of prior year tax matters.

Operating income in the first six months of 2015 was $426 million, $83 million or 24% higher than operating income of $343 million in the same period of 2014, primarily reflecting the pretax impact of the same factors described above.  Catastrophe losses in the first six months of 2015 were $174 million, compared with $255 million in the same period of 2014.  Net favorable prior year reserve development in the first six months of 2015 was $195 million, compared with $144 million in the same period of 2014.  Partially offsetting this net pretax increase in operating income was a related increase in income tax expense.  Income tax expense in the first six months of 2015 was reduced as a result of the resolution of prior year tax matters in the second quarter of 2015.

Revenues

Earned Premiums

Earned premiums in the second quarter of 2015 were $1.80 billion, $25 million or 1% higher than in the same period of 2014.  Earned premiums in the first six months of 2015 were $3.56 billion, $27 million or 1% higher than in the same period of 2014.

Net Investment Income

Net investment income in the second quarter of 2015 was $88 million, $6 million or 6% lower than in the same period of 2014.  Net investment income in the first six months of 2015 was $170 million, $24 million or 12% lower than in the same period of 2014.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decreases in the Company’s consolidated net investment income in the second quarter and first six months of 2015 compared with the same periods of 2014.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s 2014 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues

Other revenues in the second quarters and first six months of 2015 and 2014 primarily consisted of installment premium charges.  The second quarter and first six months of 2014 also included revenues associated with the runoff of the Company’s National Flood Insurance Program business that was sold on a renewal rights basis in 2013.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the second quarter of 2015 were $1.12 billion, $144 million or 11% lower than in the same period of 2014.  The decrease primarily reflected (i) lower catastrophe losses, (ii) lower non-catastrophe weather-related losses and (iii) higher net favorable prior year reserve development, partially offset by (iv) the impact of loss cost trends.  Net favorable prior year reserve development in the second quarter of 2015 was primarily driven by (i) better than expected loss experience in the Homeowners and Other product line for liability coverages for accident years 2011 through 2014 and for non-catastrophe weather-related losses for accident year 2014, and (ii) better than expected loss experience in the Automobile product line for liability coverages for accident years 2012 through 2014. Net favorable prior year reserve development in the second quarter of 2014 was primarily driven by better than expected loss experience in the Homeowners and Other product line for accident year 2013 for non-catastrophe weather-related losses.

Claims and claim adjustment expenses in the first six months of 2015 were $2.09 billion, $149 million or 7% lower than in the same period of 2014, primarily reflecting the same factors described above.  Net favorable prior year reserve development in the first six months of 2015 was primarily driven by (i) better than expected loss experience in the Homeowners and Other product line for liability coverages for accident years 2011 through 2014, for non-catastrophe weather-related losses for accident year 2014 and for catastrophe losses for accident year 2011, and (ii) better than expected loss experience in the Automobile product line for liability coverages for accident years 2012 and 2013.  Net favorable prior year reserve development in the first six months of 2014 was primarily driven by better than expected loss experience in the Homeowners and Other product line for accident year 2013 for non-catastrophe weather-related losses and for accident years 2011 through 2013 for catastrophe losses.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the second quarter of 2015 was $288 million, $2 million or 1% lower than in the same period of 2014.  Amortization of deferred acquisition costs in the first six months of 2015 was $573 million, $9 million or 2% lower than in the same period of 2014.  The decreases in both periods of 2015 primarily reflected a decline in commission expense due to lower commission rates.

General and Administrative Expenses

General and administrative expenses in the second quarter of 2015 were $248 million, $11 million or 5% higher than in the same period of 2014.  General and administrative expenses in the first six months of 2015 were $479 million, $19 million or 4% higher than in the same period of 2014.  The increases in both periods of 2015 primarily reflected higher underwriting expenses related to higher new business levels and higher contingent commission expenses.

Income Tax Expense

Income tax expense in the second quarter of 2015 was $71 million, $50 million higher than in the same period of 2014, primarily reflecting the $149 million increase in pretax operating income, partially offset by the $4 million reduction in income tax expense in the second quarter of 2015 resulting from the resolution of prior year tax matters. Income tax expense in the first six months of 2015 was $187 million, $40 million or 27% higher than in the same period of 2014, primarily reflecting the $123 million increase in pretax operating income, partially offset by the resolution of prior year tax matters in the second quarter of 2015.

Combined Ratio

The combined ratio of 91.1% in the second quarter of 2015 was 8.7 points lower than the combined ratio of 99.8% in the same period of 2014.  The combined ratio of 87.3% in the first six months of 2015 was 4.4 points lower than the combined ratio of 91.7% in the same period of 2014.

The loss and loss adjustment expense ratio of 62.2% in the second quarter of 2015 was 8.9 points lower than the loss and loss adjustment expense ratio of 71.1% in the same period of 2014.  Catastrophe losses accounted for 6.2 points and 10.7 points of the loss and loss adjustment expense ratios in the second quarters of 2015 and 2014, respectively.  Net favorable prior year reserve development in the second quarters of 2015 and 2014 provided 3.5 points and 0.7 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2015 second quarter underlying loss and loss adjustment expense ratio was 1.6 points lower than the 2014 ratio on the same basis, primarily reflecting lower non-catastrophe weather-related losses.

The loss and loss adjustment expense ratio of 58.7% in the first six months of 2015 was 4.7 points lower than the loss and loss adjustment expense ratio of 63.4% in the same period of 2014.  Catastrophe losses accounted for 4.9 points and 7.2 points of the loss and loss adjustment expense ratios in the first six months of 2015 and 2014, respectively.  Net favorable prior year reserve development in the first six months of 2015 and 2014 provided 5.5 points and 4.1 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2015 underlying loss and loss adjustment expense ratio in the first six months of 2015 was 1.0 points lower than the 2014 ratio on the same basis, primarily reflecting lower non-catastrophe weather-related losses.

The underwriting expense ratio of 28.9% for the second quarter of 2015 was 0.2 points higher than the underwriting expense ratio of 28.7% in the same period of 2014.  In the first six months of 2015, the underwriting expense ratio of 28.6% was 0.3 points higher than the underwriting expense ratio of 28.3% in the same 2014 period.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014

Agency Automobile	$893	$834	$1,721	$1,629
Agency Homeowners and Other	1,029	1,036	1,824	1,847
Total Agency Personal Insurance	$1,922	$1,870	$3,545	$3,476

	Net Written Premiums
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014

Agency Automobile	$890	$831	$1,712	$1,619
Agency Homeowners and Other	1,010	1,016	1,758	1,804
Total Agency Personal Insurance	$1,900	$1,847	$3,470	$3,423

In the second quarter and first six months of 2015, gross agency written premiums were 3% and 2% higher than in the respective periods of 2014.  In the second quarter and first six months of 2015, net agency written premiums were 3% and 1% higher than in the respective periods of 2014.  The lower rate of increase in net agency written premiums compared to the rate of increase in gross written agency written premiums for the first six months of 2015 primarily reflected the impact of changes in the timing and structure of certain of the Company’s corporate catastrophe reinsurance treaties in the first quarter of 2015 as discussed in the “Consolidated Overview” section above.

In the second quarter and first six months of 2015, net written premiums in the Agency Automobile line of business were 7% and 6% higher, respectively, than in the same periods of 2014.  Business retention rates in the second quarter and first six months of 2015 remained strong and were higher than in the respective periods of 2014.  Renewal premium changes in the second quarter and first six months of 2015 remained positive but were lower than in the same periods of 2014.   New business premiums in the second quarter and first six months of 2015 increased over the same periods of 2014 driven by sales of the Company’s private passenger automobile product, Quantum Auto 2.0.

In the second quarter and first six months of 2015, net written premiums in the Agency Homeowners and Other line of business were less than 1% lower and 3% lower, respectively, than in the same periods of 2014.  The decrease in net agency written premiums for the first six months of 2015 included the impact of changes in the timing and structure of certain of the Company’s corporate catastrophe reinsurance treaties in the first quarter of 2015 as discussed in the “Consolidated Overview” section above.  Business retention rates in the second quarter and first six months of 2015 remained strong and were slightly higher than in the respective periods of 2014.  Renewal premium changes in the second quarter and first six months of 2015 remained positive but were lower than in the respective periods of 2014.  New business premiums in the second quarter and first six months of 2015 increased over the same periods of 2014.

For its Agency business, the Personal Insurance segment had approximately 6.1 million active policies at both June 30, 2015 and 2014.

Direct to Consumer Written Premiums

In the direct to consumer business, net written premiums in the second quarter and first six months of 2015 were $56 million and $108 million, respectively, compared with $46 million and $89 million in the respective periods of 2014.  In the second quarter and first six months of 2015, automobile net written premiums increased by $7 million and $14 million, respectively, or 23% over the same periods of 2014.  In the second quarter and first six months of 2015, homeowners and other net written premiums increased $3 million and $5 million, respectively, or 20% and 19%, respectively, over the same periods of 2014.  The direct to consumer business had 213,000 and 176,000 active policies at June 30, 2015 and 2014, respectively.

Interest Expense and Other

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014

Operating loss	$(62)	$(65)	$(126)	$(129)

The operating loss for Interest Expense and Other in the second quarter of 2015 was $62 million, compared with $65 million in the same period of 2014.  The operating loss for Interest Expense and Other in the first six months of 2015 was $126 million, compared with $129 million in the same period of 2014.  After-tax interest expense in the second quarter and first six months of both 2015 and 2014 was $60 million and $120 million, respectively.

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

Net asbestos paid loss and loss expenses in the first six months of 2015 were $623 million, compared with $100 million in the same period of 2014.  Net payments in the first six months of 2015 included the payment of the $502 million settlement amounts related to the Settlement of Asbestos Direct Action Litigation as described in more detail in note 11 of notes to the unaudited consolidated financial statements herein.  Net asbestos reserves were $1.73 billion at June 30, 2015, compared with $2.25 billion at June 30, 2014.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2015	2014
Beginning reserves:
Gross	$2,520	$2,606
Ceded	(163)	(256)
Net	2,357	2,350
Incurred losses and loss expenses:
Gross	—	—
Ceded	—	—
Net	—	—
Paid loss and loss expenses:
Gross	664	124
Ceded	(41)	(24)
Net	623	100
Foreign exchange and other:
Gross	—	—
Ceded	—	—
Net	—	—
Ending reserves:
Gross	1,856	2,482
Ceded	(122)	(232)
Net	$1,734	$2,250

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

The Company continues to receive notices from policyholders tendering claims for the first time, frequently under policies issued prior to the mid-1980s.  These policyholders continue to present smaller exposures, have fewer sites and are lower tier defendants.  Further, in many instances, clean-up costs have been reduced because regulatory agencies are willing to accept risk-based site analyses and more efficient clean-up technologies.  Over the past several years, the Company has experienced generally favorable trends in the number of new policyholders tendering environmental claims for the first time and in the number of pending declaratory judgment actions relating to environmental matters.  However, the degree to which those favorable trends have continued has been less than anticipated.  In addition, reserve development on existing environmental claims has been greater than anticipated.  As a result of these factors, the Company increased its net environmental reserves by $72 million and $87 million in the second quarters of 2015 and 2014, respectively.

Net environmental paid loss and loss expenses in the first six months of 2015 were $25 million, compared with $49 million in the same period of 2014.  At June 30, 2015, approximately 93% of the net environmental reserve (approximately $364 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $27 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the six months ended June 30, in millions)	2015	2014
Beginning reserves:
Gross	$353	$355
Ceded	(7)	(11)
Net	346	344

Incurred losses and loss expenses:
Gross	81	94
Ceded	(9)	(7)
Net	72	87

Paid loss and loss expenses:
Gross	26	53
Ceded	(1)	(4)
Net	25	49

Foreign exchange and other:
Gross	(2)	—
Ceded	—	—
Net	(2)	—

Ending reserves:
Gross	406	396
Ceded	(15)	(14)
Net	$391	$382

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

INVESTMENT PORTFOLIO

The Company’s invested assets at June 30, 2015 were $71.23 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at June 30, 2015 was $61.93 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both June 30, 2015 and December 31, 2014.  Below investment grade securities represented 2.9% and 3.0% of the total fixed maturity investment portfolio at June 30, 2015 and December 31, 2014, respectively.  The average effective duration of fixed maturities and short-term securities was 3.9 (4.2 excluding short-term securities) at June 30, 2015 and 3.5 (3.7 excluding short-term securities) at December 31, 2014.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at June 30, 2015 and December 31, 2014 included $32.71 billion and $33.57 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at June 30, 2015 and December 31, 2014 were $7.27 billion and $7.56 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  Of the insured municipal securities in the Company’s investment portfolio at June 30, 2015, almost 100% were rated at “A3” or above, and approximately 89% were rated at “Aa3” or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at June 30, 2015.  The average credit rating of the entire municipal bond portfolio was “Aa1” at June 30, 2015 with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at June 30, 2015 and December 31, 2014 included $2.05 billion and $2.21 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).  While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at June 30, 2015 and December 31, 2014 were $771 million and $872 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.28 billion and $1.34 billion at June 30, 2015 and December 31, 2014, respectively.  Approximately 45% and 46% of the Company’s CMO holdings at June 30, 2015 and December 31, 2014, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The average credit rating of the $704 million and $725 million of non-guaranteed CMO holdings at June 30, 2015 and December 31, 2014 was “Baa3” and “Ba1,” respectively. The average credit rating of all of the above securities was “Aa3” at both June 30, 2015 and December 31, 2014.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2014 Annual Report.

Alternative Documentation Mortgages and Sub-Prime Mortgages

At June 30, 2015 and December 31, 2014, the Company’s fixed maturity investment portfolio included CMOs backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $217 million and $252 million, respectively (comprising less than 1% of the Company’s total fixed maturity investments at both dates).  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities’ requirements for credit score but do not meet the government-sponsored entities’ guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Ba2” at both June 30, 2015 and December 31, 2014.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size.

Commercial Mortgage-Backed Securities and Project Loans

At June 30, 2015 and December 31, 2014, the Company held commercial mortgage-backed securities (including FHA project loans) of $748 million and $715 million, respectively.  The average credit rating on these securities held by the Company was “Aaa” at both June 30, 2015 and December 31, 2014.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

Equity Securities, Real Estate Investments and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2014 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity limited partnerships, hedge funds, and real estate partnerships.  Also included in other investments are non-public common and preferred equities, trading securities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At June 30, 2015 and December 31, 2014, the carrying value of the Company’s other investments was $3.57 billion and $3.59 billion, respectively.

CATASTROPHE REINSURANCE COVERAGE

The Company’s catastrophe reinsurance coverage is discussed in the “Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s 2014 Annual Report.  Except as discussed below, there have been no material changes to the Company’s catastrophe reinsurance coverage from that reported in the Company’s 2014 Annual Report.

Catastrophe Bonds. The Company has catastrophe protection through two indemnity reinsurance agreements with Long Point Re III Ltd. (Long Point Re III), an independent Cayman Islands company licensed as a Class C insurer in the Cayman Islands.  The reinsurance agreements meet the requirements to be accounted for as reinsurance in accordance with the guidance for reinsurance contracts.  In connection with the reinsurance agreements, Long Point Re III issued notes (generally referred to as “catastrophe bonds”) to investors in amounts equal to the full coverage provided under the reinsurance agreements as described below.  The proceeds of both issuances were deposited in reinsurance trust accounts.  The businesses covered by these reinsurance agreements are subsets of the Company’s overall insurance portfolio, comprising specified property coverages spread across the following geographic locations: Connecticut, Delaware, District of Columbia, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia and Vermont.

One reinsurance agreement with Long Point Re III expires in May 2016 and provides coverage to the Company for certain losses from hurricanes in the locations listed above.  The attachment point, maximum limit and insurance percentage under this agreement were reset in May 2015.  Accordingly, for the period May 17, 2015 through and including May 16, 2016, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the losses in the covered area for a single occurrence reach an initial attachment amount of $1.058 billion.  The full $300 million coverage amount is available on a proportional basis until such covered losses reach a maximum $1.608 billion.  The coverage under the reinsurance agreement is limited to specified property coverage written in the Company’s Personal Insurance segment, and within Select Accounts and Commercial Accounts in the Company’s Business and International Insurance segment.

The other reinsurance agreement was entered into in May 2015 in connection with Long Point Re III’s offering to unrelated investors of $300 million aggregate principal amount of catastrophe bonds.  This reinsurance agreement expires in May 2018 and provides coverage to the Company for losses from tropical cyclones, earthquakes, severe thunderstorms or winter storms in the locations listed above.  The attachment point and maximum limit under this agreement will be reset annually to adjust the expected loss of the layer within a predetermined range.  For the period May 16, 2015 through and including May 15, 2016, the Company will be entitled to begin recovering amounts under the reinsurance agreement if the losses in the covered area for a single occurrence reach an initial attachment amount of $2.0 billion.  The full $300 million coverage amount is available on a proportional basis until such covered losses reach a maximum $2.50 billion.  The coverage under the reinsurance agreement is limited to specified property coverage written in the Company’s Personal Insurance segment; Select Accounts, Middle Market (excluding Excess Casualty and Global Partner Services), First Party (excluding Boiler & Machinery) and Specialized Distribution in the Company’s Business and International Insurance segment; and Bond & Specialty Insurance Other in the Company’s Bond & Specialty Insurance segment.

See the “Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s 2014 Annual Report for more details, including a discussion of the structure of and accounting for Long Point Re III.

Other Catastrophe Reinsurance Treaties.  In addition to its catastrophe bonds, the Company also is party to a corporate catastrophe excess-of-loss reinsurance treaty, a northeast general catastrophe reinsurance treaty, two earthquake excess-of-loss reinsurance treaties and several international reinsurance treaties.

•                  Corporate Catastrophe Excess-of-Loss Reinsurance Treaty — See the “Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s 2014 Annual Report.

•                  Northeast General Catastrophe Reinsurance Treaty.  The northeast general catastrophe treaty provides up to $800 million part of $850 million of coverage, subject to a $2.25 billion retention, for certain losses arising from hurricanes, tornados, hail storms, earthquakes and winter storm or freeze losses from Virginia to Maine for the period July 1, 2015 through and including June 30, 2016.  Losses from a covered event (occurring over several days) anywhere in the United States, Canada, the Caribbean and Mexico and waters contiguous thereto may be used to satisfy the retention.  Recoveries under the catastrophe bonds (if any) would be first applied to reduce losses subject to this treaty.

•                  Middle Markets Earthquake Catastrophe Excess-of-Loss Reinsurance Treaty. This earthquake excess-of-loss treaty provides for up to $150 million part of $165 million of coverage, subject to a $60 million retention, for losses arising from an earthquake, including fire following and sprinkler leakage incurred under policies written by Technology, Public Sector Services and Commercial Accounts in the Company’s Business and International Insurance segment for the period July 1, 2015 through and including June 30, 2016.

•                  Personal Insurance Earthquake Excess-of-Loss Reinsurance Treaty. See the “Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s 2014 Annual Report.

•                  Canadian Property Catastrophe Excess-of-Loss Reinsurance Contract.  This contract, effective for the period July 1, 2015 through and including June 30, 2016, covers the accumulation of net property losses arising out of one occurrence on business written by the Company’s Canadian businesses.  The treaty covers all property written by the Company’s Canadian businesses for Canadian insureds, including, but not limited to, habitational property, commercial property, inland marine, ocean marine and auto physical damages exposures, with respect to risks located worldwide, written for Canadian insureds.  The treaty provides coverage for 100% of loss retained in excess of C$100 million (US$80 million at June 30, 2015), up to C$800 million (US$641 million at June 30, 2015).

•                  Other International Reinsurance Treaties.  See the “Catastrophe Reinsurance” section of “Part I — Item 1 — Business” in the Company’s 2014 Annual Report.

The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2014 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	June 30, 2015	December 31, 2014
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,013	$4,270
Allowance for uncollectible reinsurance	(194)	(203)

Net reinsurance recoverables	3,819	4,067
Mandatory pools and associations	1,947	1,909
Structured settlements	3,199	3,284

Total reinsurance recoverables	$8,965	$9,260

The $248 million decline in net reinsurance recoverables from December 31, 2014 primarily reflected the impact of cash collections in the first six months of 2015.

OUTLOOK

The following discussion provides outlook information for certain key drivers of the Company’s results of operations and capital position.

Premiums.  The Company’s earned premiums are a function of net written premium volume.  Net written premiums comprise both renewal business and new business and are recognized as earned premium over the life of the underlying policies. When business renews, the amount of net written premiums associated with that business may increase or decrease (renewal premium change) as a result of increases or decreases in rate and/or insured exposures, which the Company considers as a measure of units of exposure (such as the number and value of vehicles or properties insured).  Net written premiums from both renewal and new business, and therefore earned premiums, are impacted by competitive market conditions as well as general economic conditions, which, particularly in the case of the Business and International Insurance segment, affect audit premium adjustments, policy endorsements and mid-term cancellations.  Property and casualty insurance market conditions are expected to remain competitive.  Net written premiums may also be impacted by the structure of reinsurance programs and related costs, as well as changes in foreign currency exchange rates.

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain strong.  In the Business and International Insurance segment, the Company expects that renewal premium changes during the remainder of 2015 and into 2016 will remain positive, driven by both positive renewal rate changes and, subject to the economic uncertainties discussed below, growth in insured exposures, and will be broadly consistent with the levels attained in the first six months of 2015.  In the Bond & Specialty Insurance segment, the Company expects that renewal premium changes with respect to management liability business during the remainder of 2015 and into 2016 will remain positive, but will be lower than the levels attained in the first six months of 2015.  With respect to surety business, within the Bond & Specialty Insurance segment, the Company expects net written premium volume during the remainder of 2015 and into 2016 will be broadly consistent with the levels attained in the same periods of 2014 and 2015.  In the Personal Insurance segment, the Company expects that both Agency Automobile and Agency Homeowners and Other renewal premium changes during the remainder of 2015 and into 2016 will remain positive, driven by both positive renewal rate changes (based on the Company’s actions to file for rate increases) and, subject to the economic uncertainties discussed below, growth in insured exposures, but will be lower than the levels attained in the first six months of 2015.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2015 and into 2016 for new business, not only in Business and International Insurance and Bond & Specialty Insurance, but especially in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as “comparative raters,” has facilitated the process of generating multiple quotes, thereby increasing price comparison on new business and, increasingly, on renewal business.  The Company expects that its Quantum Auto 2.0 product in the Personal Insurance segment’s Agency Automobile line of business will continue to increase new business premiums during the remainder of 2015 and into 2016 compared with the levels attained in the same periods of 2014 and 2015, although at a lower rate of increase than in recent periods.  The Company also expects that, as a result of strong business retentions and increases in new business, policies in force in the Personal Insurance segment’s Agency Automobile line of business will continue to increase during the remainder of 2015 and into 2016 compared with the number of policies in force at June 30, 2015.  In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of a higher mix of new business versus renewal business may negatively impact the combined ratio in the short-term.

In recent years, the federal government, particularly the Federal Reserve, has taken extraordinary steps to stabilize financial markets, encourage economic growth and keep interest rates low.  During this time, the United States has experienced a slow rate of economic growth.  Even if economic growth continues in the United States, or other regions in which the Company does business, it may be at a slow or slower rate for an extended period of time.  Further, general uncertainty regarding a variety of domestic and international matters, such as the U.S. Federal budget and taxes, implementation of the Affordable Care Act, the regulatory environment, geopolitical instability and economic uncertainty in various parts of the world, rapid changes in commodity prices, such as recent changes in oil prices, and fluctuations in foreign currency exchange rates has added to the uncertainty regarding economic conditions generally.  If economic conditions deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates.  Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.  All of the foregoing, in turn, could adversely impact net written premiums during the remainder of 2015 and into 2016, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted during the remainder of 2015 and into 2016.

Underwriting Gain/Loss.  The Company’s underwriting gain/loss can be significantly impacted by catastrophe losses and net favorable or unfavorable prior year reserve development, as well as underlying underwriting margins.

Catastrophe and other weather-related losses are inherently unpredictable from period to period.  The Company experienced significant catastrophe and other weather-related losses in a number of recent periods, which adversely impacted its results of operations. The Company’s results of operations could be adversely impacted if significant catastrophe and other weather-related losses were to occur during the remainder of 2015 and into 2016.

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

In Business and International Insurance, the Company expects underlying underwriting margins during the remainder of 2015, in light of actual experience in this segment in the same period of 2014, will be higher, reflecting more normalized levels of non-catastrophe weather-related losses and what the Company defines as large losses.  The Company expects underlying underwriting margins into 2016 will be broadly consistent with those in the same period of 2015.

In Bond & Specialty Insurance, the Company expects underlying underwriting margins in the remainder of 2015 will be higher than in the same period of 2014, and underlying underwriting margins into 2016 will be broadly consistent with the same period of 2015.

In Personal Insurance, the Company expects underlying underwriting margins in the remainder of 2015 will be lower than in the same period of 2014, and underlying underwriting margins into 2016 will be broadly consistent with those in the same period of 2015.  In Agency Automobile, the Company expects underlying underwriting margins in the remainder of 2015, in light of actual experience in this segment in the same period of 2014, will be lower, reflecting more normalized levels of loss activity, and underlying underwriting margins into 2016 will be broadly consistent with the same period of 2015.  In Agency Homeowners and Other, the Company expects underlying underwriting margins in the remainder of 2015, in light of actual experience in this segment in the same period of 2014, will be lower, reflecting more normalized levels of non-catastrophe weather-related losses, and underlying underwriting margins into 2016 will be broadly consistent with those in the same period of 2015.  Also in Personal Insurance, the Company’s direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain modest with respect to premium volume and remain unprofitable for a number of years as this book of business grows and matures.

Consolidation within the insurance industry, including among insurance companies, reinsurance companies and brokers and independent insurance agencies, could alter the competitive environment in which the Company operates, positively or negatively, which may impact the Company’s premium volume, the rate it can charge for its products, and the terms on which its products are offered.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The average effective duration of fixed maturities and short-term securities was 3.9 (4.2 excluding short-term securities) at June 30, 2015.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At June 30, 2015, the Company had $450 million notional value of open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations.  Interest rates remain at very low levels by historical standards.  Based on the current interest rate environment, the Company estimates that the impacts of lower reinvestment yields and a lower level of fixed maturity investments could, for the remainder of 2015, result in approximately $30 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding quarters of 2014, and into 2016, result in approximately $20 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding quarters of 2015.  Given recent general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio during the remainder of 2015 will be lower than in same period of 2014.  If general economic conditions and/or investment market conditions deteriorate during the remainder of 2015, the Company could also experience a further reduction in net investment income and/or significant realized investment losses, including impairments.

The Company had a net pre-tax unrealized investment gain of $1.83 billion ($1.20 billion after-tax) in its fixed maturity investment portfolio at June 30, 2015.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At June 30, 2015, TRV held total cash and short-term invested assets in the United States aggregating $1.72 billion and having a weighted average maturity of 63 days.  It is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements and are in excess of TRV’s minimum target level, which comprises TRV’s estimated annual pretax interest expense and common shareholder dividends, and currently totals approximately $1.1 billion.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of June 30, 2015, as such earnings are intended to be permanently reinvested in those operations.  Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at June 30, 2015.

TRV has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in June 2018.  This line of credit also supports TRV’s $800 million commercial paper program, of which $100 million was outstanding at June 30, 2015.  TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $118 million, to provide a portion of the capital needed to support its obligations at Lloyd’s at June 30, 2015.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

On December 1, 2015, the Company’s $400 million, 5.50% senior notes will mature.  Additionally, on June 20, 2016, the Company’s $400 million, 6.25% senior notes will mature.  The Company may refinance maturing debt through funds generated internally or, depending on market conditions, through funds generated externally.

Operating Activities

Net cash flows provided by operating activities in the first six months of 2015 and 2014 were $875 million and $1.33 billion, respectively.  Cash flows in the first six months of 2015 reflected a higher level of losses and loss adjustment expenses paid as a result of the Company’s $579 million payment in the first quarter of 2015 related to the settlement of the Asbestos Direct Action Litigation as described in more detail in note 11 of notes to the unaudited consolidated financial statements herein.

Investing Activities

Net cash flows provided by investing activities were $765 million and $487 million in the first six months of 2015 and 2014, respectively.  The Company’s consolidated total investments at June 30, 2015 decreased by $2.03 billion, or 3% from year-end 2014, primarily reflecting a decrease in the unrealized appreciation of investments, common share repurchases and dividends paid to shareholders, partially offset by net cash flows provided by operating activities.

Financing Activities

Net cash flows used in financing activities in the first six months of 2015 and 2014 were $1.69 billion and $1.80 billion, respectively.  The totals in both periods primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.

Dividends.  Dividends paid to shareholders were $369 million and $365 million in the first six months of 2015 and 2014, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On July 21, 2015, the Company announced that it declared a regular quarterly dividend of $0.61 per share, payable September 30, 2015, to shareholders of record on September 10, 2015.

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and six months ended June 30, 2015, the Company repurchased 7.9 million and 13.5 million shares, respectively, under its share repurchase authorization, for a total cost of $800 million and $1.40 billion, respectively.  The average cost per share repurchased was $101.62 and $103.85, respectively.  On April 21, 2015, the board of directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity. At June 30, 2015, the Company had $5.08 billion of capacity remaining under the share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at June 30, 2015 and December 31, 2014.

(in millions)	June 30, 2015	December 31, 2014
Debt:
Short-term	$900	$500
Long-term	5,461	5,861
Net unamortized fair value adjustments and debt issuance costs	(11)	(12)

Total debt	6,350	6,349

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	23,952	23,956
Accumulated other comprehensive income	169	880

Total shareholders’ equity	24,121	24,836

Total capitalization	$30,471	$31,185

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	June 30, 2015	December 31, 2014
Total capitalization excluding net unrealized gain on investments	$29,095	$29,219
Net unrealized gain on investments, net of taxes	1,376	1,966

Total capitalization	$30,471	$31,185

Debt-to-total capital ratio	20.8%	20.4%

Debt-to-total capital ratio excluding net unrealized gain on investments	21.8%	21.7%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) of 21.8% at June 30, 2015 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  The following rating agency actions were taken with respect to the Company since April 21, 2015, the date on which the Company’s Form 10-Q for the quarter ended March 31, 2015 was filed with the Securities and Exchange Commission.   For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2014 Annual Report.

•                  On May 28, 2015, A.M. Best affirmed the financial strength ratings and the issuer credit ratings of the Travelers Reinsurance Pool as well as Travelers C&S Co. of America, First Floridian Auto and Home Insurance Co., The Premier Insurance Company of Massachusetts, Travelers C&S Co. of Europe, Ltd., Travelers Insurance Company of Canada and The Dominion of Canada General Insurance Company.  Concurrently, A.M. Best affirmed the issuer credit ratings and senior debt ratings of TRV and its two wholly-owned downstream holding companies, Travelers Property Casualty Corp. and Travelers Insurance Group Holdings, Inc.  The outlook for all ratings is stable.

•                  On June 9, 2015, Fitch affirmed all ratings of the Company.  The outlook for all ratings is stable.

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

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.26 billion at June 30, 2015) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	June 30, 2015			December 31, 2014
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,045	$7,777	$12,822	$5,886	$7,826	$13,712
Commercial property	698	608	1,306	795	496	1,291
Commercial multi-peril	1,912	1,821	3,733	1,849	1,819	3,668
Commercial automobile	2,067	1,250	3,317	2,094	1,249	3,343
Workers’ compensation	10,201	8,320	18,521	10,067	8,191	18,258
Fidelity and surety	220	565	785	233	573	806
Personal automobile	1,709	831	2,540	1,737	848	2,585
Homeowners and personal—other	609	486	1,095	578	525	1,103
International and other	3,012	1,678	4,690	3,254	1,804	5,058

Property-casualty	25,473	23,336	48,809	26,493	23,331	49,824
Accident and health	24	—	24	26	—	26

Claims and claim adjustment expense reserves	$25,497	$23,336	$48,833	$26,519	$23,331	$49,850

The $1.02 billion decrease in gross claims and claim adjustment expense reserves since December 31, 2014 primarily reflected the impact of (i) payments related to operations in runoff, including a $579 million payment related to the settlement of the Asbestos Direct Action Litigation as described in more detail in note 11 of notes to the unaudited consolidated financial statements herein, (ii) net favorable prior year reserve development and (iii) changes in foreign currency exchange rates.

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

•                  consolidation within the insurance industry, including among insurance companies, reinsurance companies and brokers and independent insurance agencies, could alter the competitive environment in which the Company operates, which may impact the Company’s premium volume, the rate it can charge for its products, and the terms on which its products are offered;

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

•                  if the Company experiences difficulties with technology, data and network security and/or outsourcing relationships, including cloud-based, the Company’s ability to conduct its business could be negatively impacted;

•                  the Company is subject to a number of risks associated with its business outside the United States;

•                  new regulations outside of the United States, including in the European Union, could adversely impact the Company’s results of operations and limit its growth;

•                  loss of or significant restrictions on the use of particular types of underwriting criteria, such as credit scoring, or other data or methodologies, in the pricing and underwriting of the Company’s products could reduce the Company’s future profitability;

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 21, 2015, the board of directors approved a share repurchase authorization that added an additional $5.0 billion of repurchase capacity.

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2015	April 30, 2015	1,147,974	$103.15	1,146,800	$5,766
May 1, 2015	May 31, 2015	3,936,363	$102.50	3,935,528	$5,362
June 1, 2015	June 30, 2015	2,792,689	$99.76	2,790,250	$5,084
Total		7,877,026	$101.62	7,872,578	$5,084

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

The Company acquired 4,448 shares for a total cost of approximately $0.5 million during the three months ended June 30, 2015 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

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

As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer, and Jay S. Benet, Vice Chairman and Chief Financial Officer, were the only “named executive officers” (i.e., an executive officer named in the compensation disclosures in the Company’s most recent proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect. The trading plans extend from approximately one to four months from the date of this report. Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary, and Mr. Benet has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amount is calculated for purposes of the stock ownership guidelines).

Item 6.         EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: July 21, 2015	By	/S/ KENNETH F. SPENCE III
Kenneth F. Spence III Executive Vice President and General Counsel (Authorized Signatory)

Date: July 21, 2015	By	/S/ DOUGLAS K. RUSSELL
Douglas K. Russell Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Statement of Income for the three months and six months ended June 30, 2015 and 2014; (ii) Consolidated Statement of Comprehensive Income for the three months and six months ended June 30, 2015 and 2014; (iii) Consolidated Balance Sheet at June 30, 2015 and December 31, 2014; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014; (v) Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

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