Form 10-Q
period 2015-09-30
TRAVELERS COMPANIES, INC.
filed 2015-10-20
CIK 86312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of the Registrant’s Common Stock, without par value, outstanding at October 16, 2015 was 304,218,796.

The Travelers Companies, Inc.

Quarterly Report on Form 10-Q

For Quarterly Period Ended September 30, 2015

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
Premiums	$6,032	$5,983	$17,851	$17,734
Net investment income	614	719	1,838	2,150
Fee income	112	110	334	329
Net realized investment gains (1)	15	40	35	57
Other revenues	21	34	68	109
Total revenues	6,794	6,886	20,126	20,379

Claims and expenses
Claims and claim adjustment expenses	3,382	3,520	10,360	10,661
Amortization of deferred acquisition costs	987	984	2,913	2,899
General and administrative expenses	1,024	1,031	3,044	2,913
Interest expense	94	93	278	277
Total claims and expenses	5,487	5,628	16,595	16,750

Income before income taxes	1,307	1,258	3,531	3,629
Income tax expense	379	339	958	975
Net income	$928	$919	$2,573	$2,654

Net income per share
Basic	$3.00	$2.72	$8.13	$7.68
Diluted	$2.97	$2.69	$8.04	$7.60

Weighted average number of common shares outstanding
Basic	307.6	335.1	314.3	342.9
Diluted	311.0	338.9	317.7	346.5

Cash dividends declared per common share	$0.61	$0.55	$1.77	$1.60

(1)         Total other-than-temporary impairment (OTTI) losses were $(14) million and $(8) million for the three months ended September 30, 2015 and 2014, respectively, and $(26) million and $(16) million for the nine months ended September 30, 2015 and 2014, respectively.  Of total OTTI, credit losses of $(14) million and $(10) million for the three months ended September 30, 2015 and 2014, respectively, and $(23) million and $(20) million for the nine months ended September 30, 2015 and 2014, respectively, were recognized in net realized investment gains.  In addition, unrealized gains (losses) from other changes in total OTTI of $0 million and $2 million for the three months ended September 30, 2015 and 2014, respectively, and $(3) million and $4 million for the nine months ended September 30, 2015 and 2014, respectively, were recognized in other comprehensive income (loss) as part of changes in net unrealized gains on investment securities having credit losses recognized in the consolidated statement of income.

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$928	$919	$2,573	$2,654

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	67	(154)	(829)	901
Having credit losses recognized in the consolidated statement of income	(3)	1	(13)	4
Net changes in benefit plan assets and obligations	24	15	71	45
Net changes in unrealized foreign currency translation	(227)	(203)	(407)	(149)
Other comprehensive income (loss) before income taxes	(139)	(341)	(1,178)	801
Income tax expense (benefit)	(2)	(79)	(330)	311

Other comprehensive income (loss), net of taxes	(137)	(262)	(848)	490
Comprehensive income	$791	$657	$1,725	$3,144

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,688 and $60,801)	$61,671	$63,474
Equity securities, available for sale, at fair value (cost $553 and $579)	719	899
Real estate investments	1,011	938
Short-term securities	5,128	4,364
Other investments	3,530	3,586
Total investments	72,059	73,261

Cash	344	374
Investment income accrued	613	685
Premiums receivable	6,559	6,298
Reinsurance recoverables	8,949	9,260
Ceded unearned premiums	789	678
Deferred acquisition costs	1,904	1,835
Deferred taxes	241	33
Contractholder receivables	4,390	4,362
Goodwill	3,579	3,611
Other intangible assets	280	304
Other assets	2,403	2,377
Total assets	$102,110	$103,078

Liabilities
Claims and claim adjustment expense reserves	$48,596	$49,850
Unearned premium reserves	12,284	11,839
Contractholder payables	4,390	4,362
Payables for reinsurance premiums	439	336
Debt	6,743	6,349
Other liabilities	5,625	5,506
Total liabilities	78,077	78,242

Shareholders’ equity
Common stock (1,750.0 shares authorized; 304.2 and 322.2 shares issued and outstanding)	22,099	21,843
Retained earnings	29,263	27,251
Accumulated other comprehensive income	32	880
Treasury stock, at cost (458.8 and 437.3 shares)	(27,361)	(25,138)
Total shareholders’ equity	24,033	24,836
Total liabilities and shareholders’ equity	$102,110	$103,078

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(in millions)

For the nine months ended September 30,	2015	2014
Common stock
Balance, beginning of year	$21,843	$21,500
Employee share-based compensation	105	120
Compensation amortization under share-based plans and other changes	151	144
Balance, end of period	22,099	21,764

Retained earnings
Balance, beginning of year	27,251	24,291
Net income	2,573	2,654
Dividends	(561)	(553)
Other	—	2
Balance, end of period	29,263	26,394

Accumulated other comprehensive income, net of tax
Balance, beginning of year	880	810
Other comprehensive income (loss)	(848)	490
Balance, end of period	32	1,300

Treasury stock, at cost
Balance, beginning of year	(25,138)	(21,805)
Treasury stock acquired — share repurchase authorization	(2,150)	(2,275)
Net shares acquired related to employee share-based compensation plans	(73)	(57)
Balance, end of period	(27,361)	(24,137)
Total shareholders’ equity	$24,033	$25,321

Common shares outstanding
Balance, beginning of year	322.2	353.5
Treasury stock acquired — share repurchase authorization	(20.8)	(25.4)
Net shares issued under employee share-based compensation plans	2.8	3.3
Balance, end of period	304.2	331.4

The accompanying notes are an integral part of the consolidated financial statements.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

(in millions)

For the nine months ended September 30,	2015	2014
Cash flows from operating activities
Net income	$2,573	$2,654
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(35)	(57)
Depreciation and amortization	620	653
Deferred federal income tax expense	105	93
Amortization of deferred acquisition costs	2,913	2,899
Equity in income from other investments	(214)	(412)
Premiums receivable	(300)	(334)
Reinsurance recoverables	247	403
Deferred acquisition costs	(2,998)	(2,993)
Claims and claim adjustment expense reserves	(874)	(298)
Unearned premium reserves	542	379
Other	95	181
Net cash provided by operating activities	2,674	3,168

Cash flows from investing activities
Proceeds from maturities of fixed maturities	8,805	7,975
Proceeds from sales of investments:
Fixed maturities	1,555	927
Equity securities	38	128
Real estate investments	15	5
Other investments	505	612
Purchases of investments:
Fixed maturities	(9,972)	(8,237)
Equity securities	(31)	(47)
Real estate investments	(116)	(41)
Other investments	(389)	(406)
Net purchases of short-term securities	(782)	(1,163)
Securities transactions in course of settlement	103	119
Acquisition, net of cash acquired	—	(12)
Other	(222)	(262)
Net cash used in investing activities	(491)	(402)

Cash flows from financing activities
Issuance of debt	392	—
Treasury stock acquired — share repurchase authorization	(2,150)	(2,275)
Treasury stock acquired — net employee share-based compensation	(73)	(56)
Dividends paid to shareholders	(557)	(549)
Issuance of common stock — employee share options	142	154
Excess tax benefits from share-based payment arrangements	42	38
Net cash used in financing activities	(2,204)	(2,688)
Effect of exchange rate changes on cash	(9)	(5)
Net increase (decrease) in cash	(30)	73
Cash at beginning of year	374	294
Cash at end of period	$344	$367

Supplemental disclosure of cash flow information
Income taxes paid	$882	$785
Interest paid	$217	$217

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

reported as interest expense.  The recognition and measurement guidance for debt issuance costs are not affected by the updated guidance.  The updated guidance is effective for reporting periods beginning after December 15, 2015.  Early adoption is permitted.  The updated guidance is consistent with the Company’s accounting policy and its adoption will not have any effect on the Company’s results of operations, financial position or liquidity.

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued updated guidance regarding business combinations that requires an acquirer to recognize post-close measurement adjustments for provisional amounts in the period the adjustment amounts are determined rather than retrospectively.  The acquirer is also required to recognize, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the provisional amount, calculated as if the accounting had been completed at the acquisition date.  The updated guidance is to be applied prospectively effective for annual and interim periods beginning after December 15, 2015.  In connection with business combinations which have already been completed, the adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                                      SEGMENT INFORMATION

The following tables summarize the components of the Company’s revenues, operating income and total assets by reportable business segments:

(for the three months ended September 30, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2015
Premiums	$3,653	$539	$1,840	$6,032
Net investment income	471	56	87	614
Fee income	112	—	—	112
Other revenues	5	4	9	18
Total operating revenues (1)	$4,241	$599	$1,936	$6,776
Operating income (1)	$546	$196	$241	$983

2014
Premiums	$3,660	$527	$1,796	$5,983
Net investment income	557	64	98	719
Fee income	110	—	—	110
Other revenues	10	5	19	34
Total operating revenues (1)	$4,337	$596	$1,913	$6,846
Operating income (1)	$552	$165	$239	$956

(1)                  Operating revenues for reportable business segments exclude net realized investment gains (losses). Operating income for reportable business segments equals net income excluding the after-tax impact of net realized investment gains (losses).

(for the nine months ended September 30, in millions)	Business and International Insurance	Bond & Specialty Insurance	Personal Insurance	Total Reportable Segments
2015
Premiums	$10,882	$1,567	$5,402	$17,851
Net investment income	1,412	169	257	1,838
Fee income	334	—	—	334
Other revenues	18	14	33	65
Total operating revenues (1)	$12,646	$1,750	$5,692	$20,088
Operating income (1)	$1,604	$471	$667	$2,742

2014
Premiums	$10,849	$1,554	$5,331	$17,734
Net investment income	1,666	192	292	2,150
Fee income	329	—	—	329
Other revenues	32	15	62	109
Total operating revenues (1)	$12,876	$1,761	$5,685	$20,322
Operating income (1)	$1,717	$511	$582	$2,810

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
Revenue reconciliation
Earned premiums
Business and International Insurance:
Domestic:
Workers’ compensation	$970	$928	$2,889	$2,759
Commercial automobile	486	481	1,432	1,422
Commercial property	446	442	1,329	1,310
General liability	487	472	1,432	1,376
Commercial multi-peril	790	774	2,344	2,292
Other	10	10	30	31
Total Domestic	3,189	3,107	9,456	9,190
International	464	553	1,426	1,659
Total Business and International Insurance	3,653	3,660	10,882	10,849

Bond & Specialty Insurance:
Fidelity and surety	254	240	719	700
General liability	240	243	716	721
Other	45	44	132	133
Total Bond & Specialty Insurance	539	527	1,567	1,554

Personal Insurance:
Automobile	893	835	2,592	2,471
Homeowners and other	947	961	2,810	2,860
Total Personal Insurance	1,840	1,796	5,402	5,331
Total earned premiums	6,032	5,983	17,851	17,734
Net investment income	614	719	1,838	2,150
Fee income	112	110	334	329
Other revenues	18	34	65	109
Total operating revenues for reportable segments	6,776	6,846	20,088	20,322
Other revenues	3	—	3	—
Net realized investment gains	15	40	35	57
Total consolidated revenues	$6,794	$6,886	$20,126	$20,379

Income reconciliation, net of tax
Total operating income for reportable segments	$983	$956	$2,742	$2,810
Interest Expense and Other (1)	(65)	(63)	(191)	(192)
Total operating income	918	893	2,551	2,618
Net realized investment gains	10	26	22	36
Total consolidated net income	$928	$919	$2,573	$2,654

(1) The primary component of Interest Expense and Other was after-tax interest expense of $61 million and $60 million in the three months ended September 30, 2015 and 2014, respectively, and $181 million and $180 million in the nine months ended September 30, 2015 and 2014, respectively.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

2.                       SEGMENT INFORMATION, Continued

(in millions)	September 30, 2015	December 31, 2014
Asset reconciliation:
Business and International Insurance	$80,905	$82,309
Bond & Specialty Insurance	7,828	7,525
Personal Insurance	12,946	12,798
Total assets for reportable segments	101,679	102,632
Other assets (1)	431	446
Total consolidated assets	$102,110	$103,078

(1)                  The primary components of other assets at September 30, 2015 and December 31, 2014 were other intangible assets and deferred taxes.

3.                       INVESTMENTS

Fixed Maturities

The amortized cost and fair value of investments in fixed maturities classified as available for sale were as follows:

	Amortized	Gross Unrealized		Fair
(at September 30, 2015, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,324	$24	$3	$2,345
Obligations of states, municipalities and political subdivisions:
Pre-refunded	6,287	302	—	6,589
All other	24,075	1,009	46	25,038
Total obligations of states, municipalities and political subdivisions	30,362	1,311	46	31,627
Debt securities issued by foreign governments	1,939	50	—	1,989
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	1,874	142	3	2,013
All other corporate bonds	23,082	687	187	23,582
Redeemable preferred stock	107	8	—	115
Total	$59,688	$2,222	$239	$61,671

	Amortized	Gross Unrealized		Fair
(at December 31, 2014, in millions)	Cost	Gains	Losses	Value
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,022	$36	$5	$2,053
Obligations of states, municipalities and political subdivisions:
Pre-refunded	7,229	332	—	7,561
All other	24,666	1,356	10	26,012
Total obligations of states, municipalities and political subdivisions	31,895	1,688	10	33,573
Debt securities issued by foreign governments	2,320	48	—	2,368
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,052	165	4	2,213
All other corporate bonds	22,390	844	99	23,135
Redeemable preferred stock	122	10	—	132
Total	$60,801	$2,791	$118	$63,474

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Pre-refunded bonds of $6.59 billion and $7.56 billion at September 30, 2015 and December 31, 2014, respectively, were bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.

Proceeds from sales of fixed maturities classified as available for sale were $1.56 billion and $927 million during the nine months ended September 30, 2015 and 2014, respectively.  Gross gains of $74 million and $34 million and gross losses of $6 million and $6 million were realized on those sales during the nine months ended September 30, 2015 and 2014, respectively.

Equity Securities

The cost and fair value of investments in equity securities were as follows:

		Gross Unrealized		Fair
(at September 30, 2015, in millions)	Cost	Gains	Losses	Value
Public common stock	$398	$164	$18	$544
Non-redeemable preferred stock	155	27	7	175
Total	$553	$191	$25	$719

		Gross Unrealized		Fair
(at December 31, 2014, in millions)	Cost	Gains	Losses	Value
Public common stock	$400	$295	$4	$691
Non-redeemable preferred stock	179	31	2	208
Total	$579	$326	$6	$899

Proceeds from sales of equity securities were $38 million and $128 million during the nine months ended September 30, 2015 and 2014, respectively.  Gross gains of $7 million and $20 million and gross losses of $4 million and $3 million were realized on those sales during the nine months ended September 30, 2015 and 2014, respectively.

Unrealized Investment Losses

The following tables summarize, for all investments in an unrealized loss position at September 30, 2015 and December 31, 2014, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.  The fair value amounts reported in the tables are estimates that are prepared using the process described in note 4 herein and in note 4 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

	Less than 12 months		12 months or longer		Total
(at September 30, 2015, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$499	$2	$25	$1	$524	$3
Obligations of states, municipalities and political subdivisions	3,604	41	142	5	3,746	46
Debt securities issued by foreign governments	112	—	—	—	112	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	89	1	62	2	151	3
All other corporate bonds	5,322	130	696	57	6,018	187
Redeemable preferred stock	8	—	—	—	8	—
Total fixed maturities	9,634	174	925	65	10,559	239

Equity securities
Public common stock	75	18	34	—	109	18
Non-redeemable preferred stock	52	5	46	2	98	7
Total equity securities	127	23	80	2	207	25
Total	$9,761	$197	$1,005	$67	$10,766	$264

	Less than 12 months		12 months or longer		Total
(at December 31, 2014, in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$180	$2	$125	$3	$305	$5
Obligations of states, municipalities and political subdivisions	173	1	797	9	970	10
Debt securities issued by foreign governments	50	—	24	—	74	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	68	—	192	4	260	4
All other corporate bonds	2,148	38	2,355	61	4,503	99
Total fixed maturities	2,619	41	3,493	77	6,112	118

Equity securities
Public common stock	81	4	1	—	82	4
Non-redeemable preferred stock	44	1	42	1	86	2
Total equity securities	125	5	43	1	168	6
Total	$2,744	$46	$3,536	$78	$6,280	$124

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

3.                       INVESTMENTS, Continued

Unrealized losses for all fixed maturities and equity securities reported at fair value for which fair value is less than 80% of amortized cost at September 30, 2015 totaled $52 million, representing less than 1% of the combined fixed maturity and equity security portfolios on a pretax basis and less than 1% of shareholders’ equity on an after-tax basis.

Impairment Charges

Impairment charges included in net realized investment gains in the consolidated statement of income were $14 million and $10 million for the three months ended September 30, 2015 and 2014, respectively, and $23 million and $20 million for the nine months ended September 30, 2015 and 2014, respectively.

The cumulative credit component of other-than-temporary impairments (OTTI) on fixed maturities recognized in the consolidated statement of income for which a portion of the OTTI was recognized in other comprehensive income for fixed maturities held at September 30, 2015 and 2014 totaled $86 million and $105 million, respectively, representing less than 1% of the fixed maturity portfolio on a pretax basis and less than 1% of shareholders’ equity on an after-tax basis at both dates.  There were no significant changes in the credit component of OTTI during the three months and nine months ended September 30, 2015 and 2014 from that disclosed in note 3 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

Derivative Financial Instruments

From time to time, the Company enters into U.S. Treasury note futures contracts to modify the effective duration of specific assets within the investment portfolio.  U.S. Treasury futures contracts require a daily mark-to-market and settlement with the broker.  At September 30, 2015 and December 31, 2014, the Company had $450 million and $350 million notional value of open U.S. Treasury futures contracts, respectively.  Net realized investment gains (losses) in the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014 related to U.S. Treasury futures contracts were not significant.

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

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

Valuation of Investments Reported at Fair Value in Financial Statements

The Company utilized a pricing service to estimate fair value measurements for approximately 98% of its fixed maturities at both September 30, 2015 and December 31, 2014.

While the vast majority of the Company’s fixed maturities are included in Level 2, the Company holds a number of municipal bonds and corporate bonds which are not valued by the pricing service and estimates the fair value of these bonds using an internal pricing matrix with some unobservable inputs that are significant to the valuation.  Due to the limited amount of observable market information, the Company includes the fair value estimates for these particular bonds in Level 3.  The fair value of the fixed maturities for which the Company used an internal pricing matrix was $177 million and $92 million at September 30, 2015 and December 31, 2014, respectively.  Additionally, the Company holds a small amount of other fixed maturity investments that have characteristics that make them unsuitable for matrix pricing.  For these fixed maturities, the Company obtains a quote from a broker (primarily the market maker).  The fair value of the fixed maturities for which the Company received a broker quote was $93 million and $140 million at September 30, 2015 and December 31, 2014, respectively.  Due to the disclaimers on the quotes that indicate that the price is indicative only, the Company includes these fair value estimates in Level 3.

For more information regarding the valuation of the Company’s fixed maturities, equity securities and other investments, see note 4 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

Fair Value Hierarchy

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis at September 30, 2015 and December 31, 2014.  An investment transferred between levels during a period is transferred at its fair value as of the beginning of that period.

(at September 30, 2015, in millions)	Total	Level 1	Level 2	Level 3

Invested assets:
Fixed maturities
U.S. Treasury securities and obligations of U.S. government and government agencies and authorities	$2,345	$2,345	$—	$—
Obligations of states, municipalities and political subdivisions	31,627	25	31,588	14
Debt securities issued by foreign governments	1,989	—	1,989	—
Mortgage-backed securities, collateralized mortgage obligations and pass-through securities	2,013	—	1,979	34
All other corporate bonds	23,582	101	23,266	215
Redeemable preferred stock	115	4	104	7
Total fixed maturities	61,671	2,475	58,926	270

Equity securities
Public common stock	544	544	—	—
Non-redeemable preferred stock	175	63	112	—
Total equity securities	719	607	112	—

Other investments	56	17	—	39
Total	$62,446	$3,099	$59,038	$309

During the nine months ended September 30, 2015, the Company’s transfers between Level 1 and Level 2 were not significant.

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

There was no significant activity in Level 3 of the hierarchy during the nine months ended September 30, 2015 or the year ended December 31, 2014.

Financial Instruments Disclosed, But Not Carried, At Fair Value

The Company uses various financial instruments in the normal course of its business. The following tables present the carrying value and fair value of the Company’s financial assets and financial liabilities disclosed, but not carried, at fair value at September 30, 2015 and December 31, 2014, and the level within the fair value hierarchy at which such assets and liabilities are categorized.

(at September 30, 2015, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$5,128	$5,128	$1,943	$3,148	$37

Financial liabilities:
Debt	$6,643	$7,623	$—	$7,623	$—
Commercial paper	$100	$100	$—	$100	$—

(at December 31, 2014, in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Short-term securities	$4,364	$4,364	$1,283	$3,042	$39

Financial liabilities:
Debt	$6,249	$7,522	$—	$7,522	$—
Commercial paper	$100	$100	$—	$100	$—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

4.                       FAIR VALUE MEASUREMENTS, Continued

The Company utilized a pricing service to estimate fair value for approximately 98% of short-term securities at both September 30, 2015 and December 31, 2014.  For a description of the process and inputs used by the pricing service to estimate fair value, see the “Fixed Maturities” section in note 4 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

The Company utilized a pricing service to estimate fair value for 100% of its debt, including commercial paper, at September 30, 2015 and December 31, 2014.

The Company had no material assets or liabilities that were measured at fair value on a non-recurring basis during the nine months ended September 30, 2015 or twelve months ended December 31, 2014.

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the carrying amount of the Company’s goodwill by segment at September 30, 2015 and December 31, 2014:

(in millions)	September 30, 2015	December 31, 2014
Business and International Insurance (1)	$2,443	$2,476
Bond & Specialty Insurance	496	495
Personal Insurance	612	613
Other	28	27
Total	$3,579	$3,611

(1)  Includes goodwill associated with the Company’s international business which is subject to the impact of changes in foreign currency exchange rates.

Other Intangible Assets

The following tables present a summary of the Company’s other intangible assets by major asset class at September 30, 2015 and December 31, 2014:

(at September 30, 2015, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related (1)	$4	$4	$—
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles (2)	208	145	63
Total intangible assets subject to amortization	212	149	63
Intangible assets not subject to amortization	217	—	217
Total other intangible assets	$429	$149	$280

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

5.                       GOODWILL AND OTHER INTANGIBLE ASSETS, Continued

(at December 31, 2014, in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangibles subject to amortization
Customer-related	$460	$446	$14
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles (2)	209	136	73
Total intangible assets subject to amortization	669	582	87
Intangible assets not subject to amortization	217	—	217
Total other intangible assets	$886	$582	$304

(1)         Certain customer-related intangible assets became fully amortized during the second quarter of 2015.

(2)   The time value of money and the risk adjustment (cost of capital) components of the intangible asset run off at different rates, and, as such, the amount recognized in income may be a net benefit in some periods and a net expense in other periods.

The following presents a summary of the Company’s amortization expense for other intangible assets by major asset class:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Customer-related	$—	$8	$14	$24
Fair value adjustment on claims and claim adjustment expense reserves, reinsurance recoverables and other contract-related intangibles	3	4	9	11
Total amortization expense	$3	$12	$23	$35

Intangible asset amortization expense is estimated to be $3 million for the remainder of 2015, $10 million in 2016, $9 million in 2017, $7 million in 2018 and $6 million in 2019.

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table presents the changes in the Company’s accumulated other comprehensive income (AOCI) for the nine months ended September 30, 2015.

(in millions)	Changes in Net Unrealized Gains on Investment Securities Having No Credit Losses Recognized in the Consolidated Statement of Income	Changes in Net Unrealized Gains on Investment Securities Having Credit Losses Recognized in the Consolidated Statement of Income	Net Benefit Plan Assets and Obligations Recognized in Shareholders’ Equity	Net Unrealized Foreign Currency Translation	Total Accumulated Other Comprehensive Income

Balance, December 31, 2014	$1,768	$198	$(755)	$(331)	$880

Other comprehensive income (loss) (OCI) before reclassifications	(507)	(11)	1	(342)	(859)
Amounts reclassified from AOCI	(36)	2	45	—	11
Net OCI, current period	(543)	(9)	46	(342)	(848)
Balance, September 30, 2015	$1,225	$189	$(709)	$(673)	$32

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following tables present the pretax components of the Company’s other comprehensive income (loss) and the related income tax expense (benefit) for the three months and nine months ended September 30, 2015 and 2014.

(for the three months ended September 30, in millions)	2015	2014

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$67	$(154)
Income tax expense (benefit)	26	(55)
Net of taxes	41	(99)

Having credit losses recognized in the consolidated statement of income	(3)	1
Income tax expense (benefit)	—	1
Net of taxes	(3)	—

Net changes in benefit plan assets and obligations	24	15
Income tax expense	9	5
Net of taxes	15	10

Net changes in unrealized foreign currency translation	(227)	(203)
Income tax benefit	(37)	(30)
Net of taxes	(190)	(173)

Total other comprehensive loss	(139)	(341)
Total income tax benefit	(2)	(79)
Total other comprehensive loss, net of taxes	$(137)	$(262)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

(for the nine months ended September 30, in millions)	2015	2014

Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	$(829)	$901
Income tax expense (benefit)	(286)	311
Net of taxes	(543)	590

Having credit losses recognized in the consolidated statement of income	(13)	4
Income tax expense (benefit)	(4)	2
Net of taxes	(9)	2

Net changes in benefit plan assets and obligations	71	45
Income tax expense	25	17
Net of taxes	46	28

Net changes in unrealized foreign currency translation	(407)	(149)
Income tax benefit	(65)	(19)
Net of taxes	(342)	(130)

Total other comprehensive income (loss)	(1,178)	801
Total income tax expense (benefit)	(330)	311
Total other comprehensive income (loss), net of taxes	$(848)	$490

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

The following tables present the pretax and related income tax (expense) benefit components of the amounts reclassified from the Company’s AOCI to the Company’s consolidated statement of income for the three months and nine months ended September 30, 2015 and 2014.

(for the three months ended September 30, in millions)	2015	2014

Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(20)	$(1)
Income tax expense (2)	(7)	—
Net of taxes	(13)	(1)

Having credit losses recognized in the consolidated statement of income (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Reclassification adjustment related to benefit plan assets and obligations (3)	23	15
Income tax benefit (2)	8	5
Net of taxes	15	10

Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—

Total reclassifications	3	14
Total income tax benefit	1	5
Total reclassifications, net of taxes	$2	$9

(1)               (Increases) decreases net realized investment gains on the consolidated statement of income.

(2)               (Increases) decreases income tax expense on the consolidated statement of income.

(3)               Increases (decreases) general and administrative expenses on the consolidated statement of income.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

6.                                      OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME, Continued

(for the nine months ended September 30, in millions)	2015	2014
Reclassification adjustments related to unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income (1)	$(55)	$(30)
Income tax expense (2)	(19)	(10)
Net of taxes	(36)	(20)

Having credit losses recognized in the consolidated statement of income (1)	2	4
Income tax benefit (2)	—	2
Net of taxes	2	2

Reclassification adjustment related to benefit plan assets and obligations (3)	70	45
Income tax benefit (2)	25	17
Net of taxes	45	28

Reclassification adjustment related to foreign currency translation (1)	—	—
Income tax benefit (2)	—	—
Net of taxes	—	—
Total reclassifications	17	19
Total income tax benefit	6	9
Total reclassifications, net of taxes	$11	$10

(1)               (Increases) decreases net realized investment gains on the consolidated statement of income.

(2)               (Increases) decreases income tax expense on the consolidated statement of income.

(3)               Increases (decreases) general and administrative expenses on the consolidated statement of income.

7.                                        DEBT

On August 25, 2015, the Company issued $400 million aggregate principal amount of 4.30% senior notes that will mature on August 25, 2045.  The net proceeds of the issuance, after original issuance discount and the deduction of underwriting expenses and commissions and other expenses, totaled approximately $392 million.  Interest on the senior notes is payable semi-annually in arrears on February 25 and August 25, commencing on February 25, 2016.  Prior to February 25, 2045, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to the greater of (a) 100% of the principal amount of any senior notes to be redeemed or (b) the sum of the present values of the remaining scheduled payments of principal and interest on any senior notes to be redeemed (exclusive of interest accrued to the date of redemption) discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the then current rate of a treasury security having a maturity comparable to the remaining term of these senior notes, plus 25 basis points.  On or after February 25, 2045, the senior notes may be redeemed, in whole or in part, at the Company’s option, at any time or from time to time, at a redemption price equal to 100% of the principal amount of any senior notes to be redeemed.

8.                          COMMON SHARE REPURCHASES

During the three months and nine months ended September 30, 2015, the Company repurchased 7.3 million and 20.8 million shares, respectively, under its share repurchase authorization, for a total cost of $750 million and $2.15 billion, respectively.  The average cost per share repurchased was $102.81 and $103.48, respectively.  At September 30, 2015, the Company had $4.33 billion of capacity remaining under its share repurchase authorization.  In addition, the Company acquired 5,768 and 0.7 million shares for a total cost of $0.6 million and $73 million during the three months and nine months ended September 30, 2015, respectively, that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

9.                       EARNINGS PER SHARE

The following is a reconciliation of the net income and share data used in the basic and diluted earnings per share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2015	2014	2015	2014

Basic and Diluted
Net income, as reported	$928	$919	$2,573	$2,654
Participating share-based awards — allocated income	(6)	(7)	(18)	(19)
Net income available to common shareholders — basic and diluted	$922	$912	$2,555	$2,635

Common Shares
Basic
Weighted average shares outstanding	307.6	335.1	314.3	342.9

Diluted
Weighted average shares outstanding	307.6	335.1	314.3	342.9
Weighted average effects of dilutive securities — stock options and performance shares	3.4	3.8	3.4	3.6
Total	311.0	338.9	317.7	346.5

Net Income per Common Share
Basic	$3.00	$2.72	$8.13	$7.68
Diluted	$2.97	$2.69	$8.04	$7.60

10.                               SHARE-BASED INCENTIVE COMPENSATION

The following information relates to fully vested stock option awards at September 30, 2015:

Stock Options	Number	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Aggregate Intrinsic Value ($ in millions)
Vested at end of period (1)	7,684,929	$67.85	6.1 years	$251
Exercisable at end of period	4,625,049	$53.53	4.6 years	$213

(1) Represents awards for which the requisite service has been rendered, including those that are retirement eligible.

The total compensation cost for all share-based incentive compensation awards recognized in earnings was $31 million for each of the three months ended September 30, 2015 and 2014, and $109 million and $106 million for the nine months ended September 30, 2015 and 2014, respectively.  The related tax benefits recognized in the consolidated statement of income were $11 million and $10 million for the three months ended September 30, 2015 and 2014, respectively, and $37 million and $36 million for the nine months ended September 30, 2015 and 2014, respectively.

The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at September 30, 2015 was $152 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total unrecognized compensation cost related to all nonvested share-based incentive compensation awards at December 31, 2014 was $123 million, which was expected to be recognized over a weighted-average period of 1.7 years.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

11.                PENSION PLANS, RETIREMENT BENEFITS AND SAVINGS PLANS

The following tables summarize the components of net periodic benefit cost for the Company’s pension and postretirement benefit plans recognized in the consolidated statement of income.

(for the three months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2015	2014	2015	2014

Net Periodic Benefit Cost:
Service cost	$33	$27	$—	$—
Interest cost on benefit obligation	36	38	3	3
Expected return on plan assets	(58)	(55)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(1)	(1)
Net actuarial (gain) loss	24	17	—	(1)
Net periodic benefit cost	$35	$27	$2	$1

(for the nine months ended September 30, in	Pension Plans		Postretirement Benefit Plans
millions)	2015	2014	2015	2014

Net Periodic Benefit Cost:
Service cost	$98	$82	$—	$—
Interest cost on benefit obligation	108	113	8	8
Expected return on plan assets	(173)	(164)	—	—
Amortization of unrecognized:
Prior service benefit	—	—	(2)	(2)
Net actuarial (gain) loss	72	49	—	(2)
Net periodic benefit cost	$105	$80	$6	$4

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

Gain Contingency

On August 17, 2010, in a reinsurance dispute in New York state court captioned United States Fidelity & Guaranty Company v. American Re-Insurance Company, et al., the trial court granted summary judgment for United States Fidelity and Guaranty Company (USF&G), a subsidiary of the Company, and denied summary judgment for American Re-Insurance Company, a subsidiary of Munich Re (American Re), and three other reinsurers. That summary judgment was largely affirmed on appeal, but the Court of Appeals remanded the case for trial on two discrete issues.  On June 3, 2015, the trial court entered orders on pretrial motions filed by all parties in advance of the August 3, 2015 trial date and determined that the issues for trial will be limited to those remanded by the Court of Appeals.  The reinsurers appealed the trial court’s orders to the Appellate Division, First Department and were granted a stay of the trial date pending the outcome of their appeal.  On August 12, 2015, USF&G filed a motion to dismiss the reinsurers’ appeal.  The reinsurers’ appeal and USF&G’s motion to dismiss the appeal were assigned to a panel of Appellate Division judges on October 8, 2015, and will be considered by that panel without oral argument.  At September 30, 2015, the claim totaled $503 million, comprising the $238 million of reinsurance recoverable plus interest amounting to $265 million as of that date.  Interest will continue to accrue at an annual rate of 9% until the claim is paid. The $238 million of reinsurance recoverable owed to USF&G under the terms of the disputed reinsurance contract has been reported as part of reinsurance recoverables in the Company’s consolidated balance sheet.  The interest that would be owed as part of any judgment ultimately entered in favor of USF&G is treated for accounting purposes as a gain contingency in accordance with FASB Topic 450, Contingencies, and accordingly has not been recognized in the Company’s consolidated financial statements.  For additional discussion of this gain contingency, see note 16 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

Other Commitments and Guarantees

Commitments

Investment Commitments — The Company has unfunded commitments to private equity limited partnerships and real estate partnerships in which it invests.  These commitments totaled $1.65 billion and $1.63 billion at September 30, 2015 and December 31, 2014, respectively.

Guarantees

The maximum amount of the Company’s contingent obligation for indemnifications related to the sale of businesses that are quantifiable was $454 million at September 30, 2015, of which $2 million was recognized on the balance sheet at that date.

The maximum amount of the Company’s obligation for guarantees of certain investments and third-party loans related to certain investments that are quantifiable was $150 million at September 30, 2015, approximately $75 million of which is indemnified by a third party.  The maximum amount of the Company’s obligation related to the guarantee of certain insurance policy obligations of a former insurance subsidiary was $480 million at September 30, 2015, all of which is indemnified by a third party.

For more information regarding Company guarantees, see note 16 of notes to the consolidated financial statements in the Company’s 2014 Annual Report.

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                                 CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

The following consolidating financial statements of the Company have been prepared pursuant to Rule 3-10 of Regulation S-X. These consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. The Travelers Companies, Inc. (excluding its subsidiaries, TRV) has fully and unconditionally guaranteed certain debt obligations of Travelers Property Casualty Corp. (TPC), which totaled $700 million at September 30, 2015.

Prior to the merger of TPC and The St. Paul Companies, Inc. in 2004, TPC fully and unconditionally guaranteed the payment of all principal, premiums, if any, and interest on certain debt obligations of its wholly-owned subsidiary, Travelers Insurance Group Holdings, Inc. (TIGHI). Concurrent with the merger, TRV fully and unconditionally assumed such guarantee obligations of TPC. TPC is deemed to have no assets or operations independent of TIGHI.  Consolidating financial information for TIGHI has not been presented herein because such financial information would be substantially the same as the financial information provided for TPC.

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,110	$1,922	$—	$—	$6,032
Net investment income	400	213	1	—	614
Fee income	112	—	—	—	112
Net realized investment gains (1)	5	10	—	—	15
Other revenues	15	6	—	—	21
Total revenues	4,642	2,151	1	—	6,794

Claims and expenses
Claims and claim adjustment expenses	2,264	1,118	—	—	3,382
Amortization of deferred acquisition costs	663	324	—	—	987
General and administrative expenses	711	309	4	—	1,024
Interest expense	12	—	82	—	94
Total claims and expenses	3,650	1,751	86	—	5,487
Income (loss) before income taxes	992	400	(85)	—	1,307
Income tax expense (benefit)	293	113	(27)	—	379
Net income of subsidiaries	—	—	986	(986)	—
Net income	$699	$287	$928	$(986)	$928

(1)    Total other-than-temporary impairment (OTTI) for the three months ended September 30, 2015, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(5)	$(9)	$—	$—	$(14)
OTTI losses recognized in net realized investment gains	$(5)	$(9)	$—	$—	$(14)
OTTI gains (losses) recognized in OCI	$—	$—	$—	$—	$—

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the three months ended September 30, 2014

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$4,064	$1,919	$—	$—	$5,983
Net investment income	479	239	1	—	719
Fee income	110	—	—	—	110
Net realized investment gains (losses)(1)	(2)	41	1	—	40
Other revenues	28	6	—	—	34
Total revenues	4,679	2,205	2	—	6,886

Claims and expenses
Claims and claim adjustment expenses	2,359	1,161	—	—	3,520
Amortization of deferred acquisition costs	642	342	—	—	984
General and administrative expenses	716	311	4	—	1,031
Interest expense	12	—	81	—	93
Total claims and expenses	3,729	1,814	85	—	5,628
Income (loss) before income taxes	950	391	(83)	—	1,258
Income tax expense (benefit)	263	106	(30)	—	339
Net income of subsidiaries	—	—	972	(972)	—
Net income	$687	$285	$919	$(972)	$919

(1)    Total other-than-temporary impairments (OTTI) for the three months ended September 30, 2014, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Total OTTI losses	$(8)	$—	$—	$—	$(8)
OTTI losses recognized in net realized investment gains (losses)	$(9)	$(1)	$—	$—	$(10)
OTTI gains recognized in OCI	$1	$1	$—	$—	$2

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$12,150	$5,701	$—	$—	$17,851
Net investment income	1,235	599	4	—	1,838
Fee income	334	—	—	—	334
Net realized investment gains (1)	24	10	1	—	35
Other revenues	55	13	—	—	68
Total revenues	13,798	6,323	5	—	20,126

Claims and expenses
Claims and claim adjustment expenses	6,982	3,378	—	—	10,360
Amortization of deferred acquisition costs	1,956	957	—	—	2,913
General and administrative expenses	2,123	909	12	—	3,044
Interest expense	36	—	242	—	278
Total claims and expenses	11,097	5,244	254	—	16,595
Income (loss) before income taxes	2,701	1,079	(249)	—	3,531
Income tax expense (benefit)	742	292	(76)	—	958
Net income of subsidiaries	—	—	2,746	(2,746)	—
Net income	$1,959	$787	$2,573	$(2,746)	$2,573

(1)    Total other-than-temporary impairment (OTTI) for the nine months ended September 30, 2015, and the amounts comprising total OTTI that were recognized in net realized investment gains (losses) and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Total OTTI losses	$(13)	$(13)	$—	$—	$(26)
OTTI losses recognized in net realized investment gains	$(11)	$(12)	$—	$—	$(23)
OTTI losses recognized in OCI	$(2)	$(1)	$—	$—	$(3)

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF INCOME (Unaudited)

For the nine months ended September 30, 2014

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Revenues
Premiums	$12,028	$5,706	$—	$—	$17,734
Net investment income	1,451	695	4	—	2,150
Fee income	328	1	—	—	329
Net realized investment gains (1)	4	50	3	—	57
Other revenues	93	16	—	—	109
Total revenues	13,904	6,468	7	—	20,379

Claims and expenses
Claims and claim adjustment expenses	7,149	3,512	—	—	10,661
Amortization of deferred acquisition costs	1,927	972	—	—	2,899
General and administrative expenses	2,026	876	11	—	2,913
Interest expense	36	—	241	—	277
Total claims and expenses	11,138	5,360	252	—	16,750
Income (loss) before income taxes	2,766	1,108	(245)	—	3,629
Income tax expense (benefit)	770	291	(86)	—	975
Net income of subsidiaries	—	—	2,813	(2,813)	—
Net income	$1,996	$817	$2,654	$(2,813)	$2,654

(1)    Total other-than-temporary impairments (OTTI) for the nine months ended September 30, 2014, and the amounts comprising total OTTI that were recognized in net realized investment gains and in other comprehensive income (OCI) were as follows:

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Total OTTI losses	$(11)	$(5)	$—	$—	$(16)
OTTI losses recognized in net realized investment gains	$(14)	$(6)	$—	$—	$(20)
OTTI gains recognized in OCI	$3	$1	$—	$—	$4

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended September 30, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Net income	$699	$287	$928	$(986)	$928

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	93	(17)	(9)	—	67
Having credit losses recognized in the consolidated statement of income	(2)	(1)	—	—	(3)
Net changes in benefit plan assets and obligations	1	1	22	—	24
Net changes in unrealized foreign currency translation	(148)	(79)	—	—	(227)
Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(56)	(96)	13	—	(139)
Income tax expense (benefit)	8	(14)	4	—	(2)
Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(64)	(82)	9	—	(137)
Other comprehensive loss of subsidiaries	—	—	(146)	146	—
Other comprehensive loss	(64)	(82)	(137)	146	(137)
Comprehensive income	$635	$205	$791	$(840)	$791

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the three months ended September 30, 2014

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated

Net income	$687	$285	$919	$(972)	$919

Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(118)	(35)	(1)	—	(154)
Having credit losses recognized in the consolidated statement of income	2	(1)	—	—	1
Net changes in benefit plan assets and obligations	—	1	14	—	15
Net changes in unrealized foreign currency translation	(120)	(83)	—	—	(203)
Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(236)	(118)	13	—	(341)
Income tax expense (benefit)	(62)	(22)	5	—	(79)
Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(174)	(96)	8	—	(262)
Other comprehensive loss of subsidiaries	—	—	(270)	270	—
Other comprehensive loss	(174)	(96)	(262)	270	(262)
Comprehensive income	$513	$189	$657	$(702)	$657

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the nine months ended September 30, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$1,959	$787	$2,573	$(2,746)	$2,573
Other comprehensive income (loss):
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	(492)	(329)	(8)	—	(829)
Having credit losses recognized in the consolidated statement of income	(11)	(2)	—	—	(13)
Net changes in benefit plan assets and obligations	2	2	67	—	71
Net changes in unrealized foreign currency translation	(293)	(114)	—	—	(407)
Other comprehensive income (loss) before income taxes and other comprehensive loss of subsidiaries	(794)	(443)	59	—	(1,178)
Income tax expense (benefit)	(224)	(126)	20	—	(330)
Other comprehensive income (loss), net of taxes, before other comprehensive loss of subsidiaries	(570)	(317)	39	—	(848)
Other comprehensive loss of subsidiaries	—	—	(887)	887	—
Other comprehensive loss	(570)	(317)	(848)	887	(848)
Comprehensive income	$1,389	$470	$1,725	$(1,859)	$1,725

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For the nine months ended September 30, 2014

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Net income	$1,996	$817	$2,654	$(2,813)	$2,654
Other comprehensive income:
Changes in net unrealized gains on investment securities:
Having no credit losses recognized in the consolidated statement of income	632	266	3	—	901
Having credit losses recognized in the consolidated statement of income	11	(7)	—	—	4
Net changes in benefit plan assets and obligations	—	1	44	—	45
Net changes in unrealized foreign currency translation	(94)	(55)	—	—	(149)
Other comprehensive income before income taxes and other comprehensive income of subsidiaries	549	205	47	—	801
Income tax expense	210	84	17	—	311
Other comprehensive income, net of taxes, before other comprehensive income of subsidiaries	339	121	30	—	490
Other comprehensive income of subsidiaries	—	—	460	(460)	—
Other comprehensive income	339	121	490	(460)	490
Comprehensive income	$2,335	$938	$3,144	$(3,273)	$3,144

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At September 30, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $59,688)	$42,426	$19,199	$46	$—	$61,671
Equity securities, available for sale, at fair value (cost $553)	200	383	136	—	719
Real estate investments	56	955	—	—	1,011
Short-term securities	2,295	877	1,956	—	5,128
Other investments	2,578	951	1	—	3,530
Total investments	47,555	22,365	2,139	—	72,059
Cash	201	141	2	—	344
Investment income accrued	423	186	4	—	613
Premiums receivable	4,433	2,126	—	—	6,559
Reinsurance recoverables	5,846	3,103	—	—	8,949
Ceded unearned premiums	713	76	—	—	789
Deferred acquisition costs	1,702	202	—	—	1,904
Deferred taxes	127	56	58	—	241
Contractholder receivables	3,370	1,020	—	—	4,390
Goodwill	2,577	1,002	—	—	3,579
Other intangible assets	201	79	—	—	280
Investment in subsidiaries	—	—	28,115	(28,115)	—
Other assets	2,003	385	15	—	2,403
Total assets	$69,151	$30,741	$30,333	$(28,115)	$102,110
Liabilities
Claims and claim adjustment expense reserves	$32,124	$16,472	$—	$—	$48,596
Unearned premium reserves	8,576	3,708	—	—	12,284
Contractholder payables	3,370	1,020	—	—	4,390
Payables for reinsurance premiums	264	175	—	—	439
Debt	692	—	6,051	—	6,743
Other liabilities	4,142	1,222	261	—	5,625
Total liabilities	49,168	22,597	6,312	—	78,077
Shareholders’ equity
Common stock (1,750.0 shares authorized; 304.2 shares issued and outstanding)	—	390	22,099	(390)	22,099
Additional paid-in capital	11,634	6,502	—	(18,136)	—
Retained earnings	7,857	1,070	29,251	(8,915)	29,263
Accumulated other comprehensive income	492	182	32	(674)	32
Treasury stock, at cost (458.8 shares)	—	—	(27,361)	—	(27,361)
Total shareholders’ equity	19,983	8,144	24,021	(28,115)	24,033
Total liabilities and shareholders’ equity	$69,151	$30,741	$30,333	$(28,115)	$102,110

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING BALANCE SHEET (Unaudited)

At December 31, 2014

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Assets
Fixed maturities, available for sale, at fair value (amortized cost $60,801)	$43,401	$20,043	$30	$—	$63,474
Equity securities, available for sale, at fair value (cost $579)	236	522	141	—	899
Real estate investments	56	882	—	—	938
Short-term securities	2,128	706	1,530	—	4,364
Other investments	2,630	955	1	—	3,586
Total investments	48,451	23,108	1,702	—	73,261
Cash	221	151	2	—	374
Investment income accrued	468	215	2	—	685
Premiums receivable	4,241	2,057	—	—	6,298
Reinsurance recoverables	6,156	3,104	—	—	9,260
Ceded unearned premiums	608	70	—	—	678
Deferred acquisition costs	1,622	213	—	—	1,835
Deferred taxes	23	(40)	50	—	33
Contractholder receivables	3,306	1,056	—	—	4,362
Goodwill	2,602	1,009	—	—	3,611
Other intangible assets	216	88	—	—	304
Investment in subsidiaries	—	—	28,821	(28,821)	—
Other assets	1,931	429	17	—	2,377
Total assets	$69,845	$31,460	$30,594	$(28,821)	$103,078
Liabilities
Claims and claim adjustment expense reserves	$32,999	$16,851	$—	$—	$49,850
Unearned premium reserves	8,201	3,638	—	—	11,839
Contractholder payables	3,306	1,056	—	—	4,362
Payables for reinsurance premiums	194	142	—	—	336
Debt	692	—	5,657	—	6,349
Other liabilities	4,084	1,308	114	—	5,506
Total liabilities	49,476	22,995	5,771	—	78,242
Shareholders’ equity
Common stock (1,750.0 shares authorized; 322.2 shares issued and outstanding)	—	390	21,843	(390)	21,843
Additional paid-in capital	11,634	6,502	—	(18,136)	—
Retained earnings	7,673	1,073	27,238	(8,733)	27,251
Accumulated other comprehensive income	1,062	500	880	(1,562)	880
Treasury stock, at cost (437.3 shares)	—	—	(25,138)	—	(25,138)
Total shareholders’ equity	20,369	8,465	24,823	(28,821)	24,836
Total liabilities and shareholders’ equity	$69,845	$31,460	$30,594	$(28,821)	$103,078

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2015

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,959	$787	$2,573	$(2,746)	$2,573
Net adjustments to reconcile net income to net cash provided by operating activities	90	(247)	76	182	101
Net cash provided by operating activities	2,049	540	2,649	(2,564)	2,674

Cash flows from investing activities
Proceeds from maturities of fixed maturities	5,929	2,869	7	—	8,805
Proceeds from sales of investments:
Fixed maturities	935	620	—	—	1,555
Equity securities	14	24	—	—	38
Real estate investments	—	15	—	—	15
Other investments	341	164	—	—	505
Purchases of investments:
Fixed maturities	(6,845)	(3,103)	(24)	—	(9,972)
Equity securities	(3)	(26)	(2)	—	(31)
Real estate investments	—	(116)	—	—	(116)
Other investments	(311)	(78)	—	—	(389)
Net purchases of short-term securities	(172)	(184)	(426)	—	(782)
Securities transactions in course of settlement	80	23	—	—	103
Other	(262)	40	—	—	(222)
Net cash provided by (used in) investing activities	(294)	248	(445)	—	(491)

Cash flows from financing activities
Issuance of debt	—	—	392	—	392
Treasury stock acquired – share repurchase authorization	—	—	(2,150)	—	(2,150)
Treasury stock acquired – net employee share-based compensation	—	—	(73)	—	(73)
Dividends paid to shareholders	—	—	(557)	—	(557)
Issuance of common stock – employee share options	—	—	142	—	142
Excess tax benefits from share-based payment arrangements	—	—	42	—	42
Dividends paid to parent company	(1,774)	(790)	—	2,564	—
Net cash used in financing activities	(1,774)	(790)	(2,204)	2,564	(2,204)

Effect of exchange rate changes on cash	(1)	(8)	—	—	(9)
Net decrease in cash	(20)	(10)	—	—	(30)
Cash at beginning of year	221	151	2	—	374
Cash at end of period	$201	$141	$2	$—	$344
Supplemental disclosure of cash flow information
Income taxes paid (received)	$748	$286	$(152)	$—	$882
Interest paid	$40	$—	$177	$—	$217

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued

13.                CONSOLIDATING FINANCIAL STATEMENTS OF THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30, 2014

(in millions)	TPC	Other Subsidiaries	TRV	Eliminations	Consolidated
Cash flows from operating activities
Net income	$1,996	$817	$2,654	$(2,813)	$2,654
Net adjustments to reconcile net income to net cash provided by operating activities	391	(73)	322	(126)	514
Net cash provided by operating activities	2,387	744	2,976	(2,939)	3,168

Cash flows from investing activities
Proceeds from maturities of fixed maturities	4,886	3,088	1	—	7,975
Proceeds from sales of investments:
Fixed maturities	511	415	1	—	927
Equity securities	83	41	4	—	128
Real estate investments	1	4	—	—	5
Other investments	317	295	—	—	612
Purchases of investments:
Fixed maturities	(4,888)	(3,345)	(4)	—	(8,237)
Equity securities	(3)	(38)	(6)	—	(47)
Real estate investments	(22)	(19)	—	—	(41)
Other investments	(292)	(114)	—	—	(406)
Net purchases of short-term securities	(552)	(326)	(285)	—	(1,163)
Securities transactions in course of settlement	66	53	—	—	119
Acquisitions, net of cash acquired	(9)	(3)	—	—	(12)
Other	(256)	(6)	—	—	(262)
Net cash provided by (used in) investing activities	(158)	45	(289)	—	(402)

Cash flows from financing activities
Treasury stock acquired – share repurchase authorization	—	—	(2,275)	—	(2,275)
Treasury stock acquired – net employee share-based compensation	—	—	(56)	—	(56)
Dividends paid to shareholders	—	—	(549)	—	(549)
Issuance of common stock – employee share options	—	—	154	—	154
Excess tax benefits from share-based payment arrangements	—	—	38	—	38
Dividends paid to parent company	(2,150)	(789)	—	2,939	—
Net cash used in financing activities	(2,150)	(789)	(2,688)	2,939	(2,688)

Effect of exchange rate changes on cash	—	(5)	—	—	(5)
Net increase (decrease) in cash	79	(5)	(1)	—	73
Cash at beginning of year	137	154	3	—	294
Cash at end of period	$216	$149	$2	$—	$367
Supplemental disclosure of cash flow information
Income taxes paid (received)	$684	$215	$(114)	$—	$785
Interest paid	$40	$—	$177	$—	$217

THE TRAVELERS COMPANIES, INC. AND SUBSIDIARIES

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of the Company’s financial condition and results of operations.

FINANCIAL HIGHLIGHTS

2015 Third Quarter Consolidated Results of Operations

•                   Net income of $928 million, or $3.00 per share basic and $2.97 per share diluted

•                   Net earned premiums of $6.03 billion

•                   Catastrophe losses of $85 million ($56 million after-tax)

•                   Net favorable prior year reserve development of $199 million ($132 million after-tax)

•                   Combined ratio of 86.9%

•                   Net investment income of $614 million ($484 million after-tax)

2015 Third Quarter Consolidated Financial Condition

•                   Total investments of $72.06 billion; fixed maturities and short-term securities comprised 93% of total investments

•                   Total assets of $102.11 billion

•                   Total debt of $6.74 billion, resulting in a debt-to-total capital ratio of 21.9% (23.0% excluding net unrealized investment gains, net of tax).  On August 25, 2015, the Company issued $400 million of 4.30%, 30-year senior notes, the net proceeds of which are intended to be used in connection with the repayment of the $400 million, 5.50% senior notes which mature on December 1, 2015.

•                   Repurchased 7.3 million common shares for total cost of $750 million and paid $188 million of dividends to shareholders

•                   Shareholders’ equity of $24.03 billion

•                   Net unrealized investment gains of $2.17 billion ($1.41 billion after-tax)

•                   Book value per common share of $79.00

•                   Holding company liquidity of $2.04 billion

CONSOLIDATED OVERVIEW

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except ratio and per share amounts)	2015	2014	2015	2014

Revenues
Premiums	$6,032	$5,983	$17,851	$17,734
Net investment income	614	719	1,838	2,150
Fee income	112	110	334	329
Net realized investment gains	15	40	35	57
Other revenues	21	34	68	109
Total revenues	6,794	6,886	20,126	20,379

Claims and expenses
Claims and claim adjustment expenses	3,382	3,520	10,360	10,661
Amortization of deferred acquisition costs	987	984	2,913	2,899
General and administrative expenses	1,024	1,031	3,044	2,913
Interest expense	94	93	278	277
Total claims and expenses	5,487	5,628	16,595	16,750

Income before income taxes	1,307	1,258	3,531	3,629
Income tax expense	379	339	958	975
Net income	$928	$919	$2,573	$2,654

Net income per share
Basic	$3.00	$2.72	$8.13	$7.68
Diluted	$2.97	$2.69	$8.04	$7.60

Combined ratio
Loss and loss adjustment expense ratio	55.2%	58.0%	57.2%	59.2%
Underwriting expense ratio	31.7	32.0	31.7	31.1
Combined ratio	86.9%	90.0%	88.9%	90.3%
Incremental impact of direct to consumer initiative on combined ratio	0.5%	0.6%	0.5%	0.5%

The following discussions of the Company’s net income and segment operating income are presented on an after-tax basis.  Discussions of the components of net income and segment operating income are presented on a pretax basis, unless otherwise noted.  Discussions of net income per common share are presented on a diluted basis.

Overview

Diluted net income per share of $2.97 in the third quarter of 2015 increased by 10% over diluted net income per share of $2.69 in the same period of 2014.  Net income of $928 million in the third quarter of 2015 increased by 1% over net income of $919 million in the same period of 2014.  The higher rate of increase in diluted net income per share reflected the impact of share repurchases in recent periods.  The increase in net income in the third quarter of 2015 compared with the same period of 2014 primarily reflected the pretax impacts of (i) higher underwriting margins excluding catastrophe losses and prior year reserve development (“underlying underwriting margins”) and (ii) higher net favorable prior year reserve development, partially offset by (iii) lower net investment income and (iv) lower net realized investment gains. Net favorable prior year reserve development in the third quarters of 2015 and 2014 was $199 million and $113 million, respectively.  Catastrophe losses in the third quarters of 2015 and 2014 were $85 million and $83 million, respectively.  The higher underlying underwriting margins primarily resulted from lower non-catastrophe weather-related losses.  Partially offsetting this net pretax increase in income was a related increase in income tax expense that included the impact of a lower level of tax-exempt investment income.

Diluted net income per share of $8.04 in the first nine months of 2015 increased by 6% over diluted net income per share of $7.60 in the same period of 2014.  Net income of $2.57 billion in the first nine months of 2015 decreased by 3% from net income of $2.65 billion in the same period of 2014.  The percentage increase in diluted net income per share compared with the percentage decrease in net income reflected the impact of share repurchases in recent periods.  The decrease in net income primarily reflected the pretax impacts of (i) lower net investment income, (ii) a decline in other revenues and (iii) lower net realized investment gains, partially offset by (iv) lower catastrophe losses, (v) higher net favorable prior year reserve development and (vi) higher underlying underwriting margins.  Catastrophe losses in the first nine months of 2015 and 2014 were $468 million and $668 million, respectively.  Net favorable prior year reserve development in the first nine months of 2015 and 2014 was $649 million and $590 million, respectively.  The higher underlying underwriting margins primarily resulted from lower non-catastrophe weather-related losses, partially offset by the impact of a first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums due to a change in state law.  Partially offsetting this net pretax decrease in income was a related decrease in income tax expense that included the impact of a lower level of tax-exempt investment income and a $32 million reduction in income tax expense as a result of the resolution of prior year tax matters in the second quarter of 2015.

The Company has insurance operations in Canada, the United Kingdom and the Republic of Ireland, as well as a joint venture in Brazil.  Because these operations are conducted in local currencies other than the U.S. dollar, the Company is subject to changes in foreign currency exchange rates.  For the three months and nine months ended September 30, 2015 and 2014, changes in foreign currency exchange rates had the impact of lowering the reported line items in the statement of income by insignificant amounts.  The impact of these changes was not material to the Company’s net income or the Business and International Insurance segment’s operating income for the periods reported.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2015 were $6.03 billion, $49 million or 1% higher than in the same period of 2014.  Earned premiums in the first nine months of 2015 were $17.85 billion, $117 million or 1% higher than in the same period of 2014.  In the Business and International Insurance segment, earned premiums in the third quarter and first nine months of 2015 were comparable to the same periods of 2014.  In the Bond & Specialty Insurance segment, earned premiums in the third quarter and first nine months of 2015 increased by 2% and 1%, respectively, over the same periods of 2014.  In the Personal Insurance segment, earned premiums in the third quarter and first nine months of 2015 increased by 2% and 1%, respectively, over the same periods of 2014.  Factors contributing to the changes in earned premiums in each segment are discussed in more detail in the segment discussions that follow.

Net Investment Income

The following table sets forth information regarding the Company’s investments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014

Average investments (1)	$70,569	$72,062	$70,607	$72,062
Pretax net investment income	614	719	1,838	2,150
After-tax net investment income	484	568	1,465	1,703
Average pretax yield (2)	3.5%	4.0%	3.5%	4.0%
Average after-tax yield (2)	2.7%	3.2%	2.8%	3.2%

(1)                  Excludes net unrealized investment gains and losses, net of tax, and reflects cash, receivables from investment sales, payables on investment purchases and accrued investment income.

(2)                  Excludes net realized and unrealized investment gains and losses, net of tax.

Net investment income in the third quarter of 2015 was $614 million, $105 million or 15% lower than in the same period of 2014.  Net investment income in the first nine months of 2015 was $1.84 billion, $312 million or 15% lower than in the same period of 2014.  Investment income from fixed maturity investments in the third quarter and first nine months of 2015 was $516 million and $1.57 billion, respectively, $36 million and $121 million lower, respectively, than in the same periods of 2014.  The decreases primarily resulted from lower long-term reinvestment rates available in the market and a modestly lower amount of fixed income investments that were impacted by the Company’s $579 million payment in the first quarter of 2015 related to the settlement of the Asbestos Direct Action Litigation.  Investment income generated by non-fixed maturity investments in the third quarter and first nine months of 2015 was $105 million and $287 million, respectively, $69 million and $190 million lower, respectively, than in the same periods of 2014 due to lower private equity and hedge fund returns.  Private equity returns for the first nine months of 2015 were impacted by lower valuations for energy-related investments.

Fee Income

The National Accounts market in the Business and International Insurance segment is the primary source of the Company’s fee-based business.  The changes in fee income in the third quarter and first nine months of 2015, respectively, compared with the same periods of 2014 are discussed in the Business and International Insurance segment discussion that follows.

Net Realized Investment Gains

The following table sets forth information regarding the Company’s net realized investment gains.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Net Realized Investment Gains
Other-than-temporary impairment losses	$(14)	$(10)	$(23)	$(20)
Other net realized investment gains	29	50	58	77
Net realized investment gains	$15	$40	$35	$57

Other net realized investment gains in the third quarter and first nine months of 2014 included $35 million of net realized gains resulting from the sale of substantially all of one of the Company’s real estate joint venture investments.

Other Revenues

Other revenues in all periods of 2015 and 2014 primarily consisted of installment premium charges.  The first nine months of 2014 also included revenues in the Personal Insurance segment associated with the runoff of the Company’s National Flood Insurance Program business that was sold on a renewal rights basis in 2013.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2015 were $3.38 billion, $138 million or 4% lower than in the same period of 2014, primarily reflecting (i) lower non-catastrophe weather-related losses and (ii) higher net favorable prior year reserve development, partially offset by (iii) the impact of loss cost trends.  Catastrophe losses in the third quarter of 2015 primarily resulted from wildfires in California and hail and wind storms in the Midwest region of the United States.  Catastrophe losses in the third quarter of 2014 primarily resulted from a wind storm and flooding in the Northeast region of the United States, a hail storm in Colorado and increases to estimated losses related to wind and hail storms that occurred in the second quarter of 2014.  Factors contributing to net favorable prior year reserve development in each segment during the third quarters of 2015 and 2014 are discussed in the segment discussions that follow.

Claims and claim adjustment expenses in the first nine months of 2015 were $10.36 billion, $301 million or 3% lower than in the same period of 2014, primarily reflecting (i) lower catastrophe losses, (ii) lower non-catastrophe weather-related losses and (iii) higher net favorable prior year reserve development, partially offset by (iv) the impact of loss cost trends.  Catastrophe losses in the first nine months of 2015 included the third quarter losses described above, wind and hail storms in several regions of the United States in the second quarter and winter storms in the Mid-Atlantic, Midwestern and Southeastern regions of the United States in the first quarter of 2015.  Catastrophe losses in the first nine months of 2014 included the third quarter losses described above, wind and hail storms in several regions of the United States in the second quarter of 2014 and a winter storm in the Mid-Atlantic, Midwestern and Southeastern regions of the United States in the first quarter of 2014.  Factors contributing to net favorable prior year reserve development in each segment during these periods are discussed in the segment discussions that follow.

Significant Catastrophe Losses

The following table presents for significant catastrophes that occurred in 2015, 2014 and 2013 the amount of losses incurred in the three months and nine months ended September 30, 2015 and 2014, and the amount of net unfavorable (favorable) prior year reserve development recognized in these periods, as well as the estimated ultimate losses for these significant catastrophes at September 30, 2015 and December 31, 2014.  For purposes of the table, a significant catastrophe is an event for which the Company estimates its ultimate losses will be $100 million or more after reinsurance and before taxes.  For the Company’s definition of a catastrophe, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Overview” in the Company’s 2014 Annual Report.

	Losses Incurred/Unfavorable (Favorable) Prior Year Reserve Development
	Three Months Ended September 30,		Nine Months Ended September 30,		Estimated Ultimate Losses
(in millions, pretax and net of reinsurance)	2015	2014	2015	2014	September 30, 2015	December 31, 2014
2013
PCS Serial Number:
93 — Severe wind and hail storms	$—	$5	$6	$5	$125	$119
15 — Severe wind and hail storms	(1)	7	(1)	8	143	144

2014
PCS Serial Number:
32 — Winter storm	(2)	(3)	(5)	149	139	144
43 — Severe wind and hail storms	—	28	(1)	144	179	180

2015
PCS Serial Number:
68 — Winter storm	(7)	n/a	146	n/a	146	n/a

n/a: not applicable.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter and first nine months of 2015 was $987 million and $2.91 billion, respectively, comparable to the same periods of 2014.  Amortization of deferred acquisition costs is discussed in more detail in the segment discussions that follow.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2015 were $1.02 billion, $7 million or 1% lower than in the same period of 2014.  General and administrative expenses in the first nine months of 2015 were $3.04 billion, $131 million or 4% higher than in the same period of 2014.  The increase in the first nine months of 2015 primarily reflected the impact of a $76 million first quarter 2014 reduction in the estimated liability for state assessments related to workers’ compensation premiums.  General and administrative expenses are discussed in more detail in the segment discussions that follow.

Interest Expense

Interest expense in the third quarter and first nine months of 2015 was $94 million and $278 million, respectively, compared with $93 million and $277 million in the same periods of 2014.

Income Tax Expense

Income tax expense in the third quarter of 2015 was $379 million, $40 million or 12% higher than in the same period of 2014, which primarily resulted from the $49 million increase in income before income taxes in the third quarter of 2015 combined with the impact of a lower level of tax-exempt investment income.  Income tax expense in the first nine months of 2015 was $958 million, $17 million or 2% lower than in the same period of 2014, primarily reflecting a $32 million reduction in income tax expense in the second quarter of 2015 resulting from the resolution of prior year tax matters and the impact of the $98 million decrease in income before income taxes in the first nine months of 2015 combined with the impact of a lower level of tax-exempt investment income.

The Company’s effective tax rates in the third quarter and first nine months of 2015 were 29% and 27%, respectively.  In both the third quarter and first nine months of 2014, the Company’s effective tax rates were 27%.  The effective tax rates in all periods were lower than the statutory rate of 35% primarily due to the impact of tax-exempt investment income on the calculation of the Company’s income tax provision.  The effective tax rates in the third quarter and first nine months of 2015 included the impact of a lower level of tax-exempt investment income.  The effective tax rate in the first nine months of 2015 was reduced by the impact of the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 86.9% in the third quarter of 2015 was 3.1 points lower than the combined ratio of 90.0% in the same period of 2014.  The combined ratio of 88.9% in the first nine months of 2015 was 1.4 points lower than the combined ratio of 90.3% in the same period of 2014.

The loss and loss adjustment expense ratio of 55.2% in the third quarter of 2015 was 2.8 points lower than the loss and loss adjustment expense ratio of 58.0% in the same period of 2014.  Catastrophe losses accounted for 1.4 points of both the 2015 and 2014 third quarter loss and loss adjustment expense ratios.  Net favorable prior year reserve development in the third quarters of 2015 and 2014 provided 3.3 points and 1.9 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The loss and loss adjustment expense ratio excluding catastrophe losses and prior year reserve development (“underlying loss and loss adjustment expense ratio”) in the third quarter of 2015 was 1.4 points lower than the 2014 ratio on the same basis, primarily reflecting lower non-catastrophe weather-related losses.

The loss and loss adjustment expense ratio of 57.2% in the first nine months of 2015 was 2.0 points lower than the loss and loss adjustment expense ratio of 59.2% in the same period of 2014.  Catastrophe losses accounted for 2.6 points and 3.7 points of the 2015 and 2014 nine-month loss and loss adjustment expense ratios, respectively.  Net favorable prior year reserve development in the first nine months of 2015 and 2014 provided 3.6 points and 3.3 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first nine months of 2015 was 0.6 points lower than the 2014 ratio on the same basis, primarily reflecting lower non-catastrophe weather-related losses.

The underwriting expense ratio of 31.7% for the third quarter of 2015 was 0.3 points lower than the underwriting expense ratio of 32.0% in the same period of 2014.  In the first nine months of 2015, the underwriting expense ratio of 31.7% was 0.6 points higher than the underwriting expense ratio of 31.1% in the same period of 2014, primarily reflecting the impact of the first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums in the Business and International Insurance segment.

Written Premiums

Consolidated gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Business and International Insurance	$3,981	$4,057	$12,284	$12,342
Bond & Specialty Insurance	580	562	1,639	1,632
Personal Insurance	2,057	1,959	5,711	5,524
Total	$6,618	$6,578	$19,634	$19,498

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Business and International Insurance	$3,590	$3,560	$11,066	$11,061
Bond & Specialty Insurance	565	556	1,577	1,578
Personal Insurance	2,036	1,917	5,614	5,429
Total	$6,191	$6,033	$18,257	$18,068

Gross and net written premiums in the third quarter of 2015 increased by 1% and 3%, respectively, over the same periods of 2014.  Gross and net written premiums in the first nine months of 2015 both increased by 1% over the same period of 2014.  Gross and net written premiums in the third quarter and first nine months of 2015 were negatively impacted by changes in foreign currency exchange rates in the Business and International Insurance segment.  The difference in growth rates for gross and net written premiums for the third quarter of 2015 primarily reflected the impact of changes in the timing and structure of certain of the Company’s reinsurance treaties that occurred in prior quarters.  For a discussion of changes in the Company’s catastrophe reinsurance coverage, see the “Catastrophe Reinsurance Coverage” section in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.  Factors contributing to the changes in gross and net written premiums in each segment are discussed in more detail in the segment discussions that follow.

RESULTS OF OPERATIONS BY SEGMENT

Business and International Insurance

Results of the Company’s Business and International Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014

Revenues
Earned premiums	$3,653	$3,660	$10,882	$10,849
Net investment income	471	557	1,412	1,666
Fee income	112	110	334	329
Other revenues	5	10	18	32
Total revenues	$4,241	$4,337	$12,646	$12,876
Total claims and expenses	$3,493	$3,610	$10,486	$10,594

Operating income	$546	$552	$1,604	$1,717
Loss and loss adjustment expense ratio	59.6%	63.1%	60.5%	63.0%
Underwriting expense ratio	32.6	32.1	32.4	31.2
Combined ratio	92.2%	95.2%	92.9%	94.2%

Overview

Operating income in the third quarter of 2015 was $546 million, $6 million or 1% lower than operating income of $552 million in the same period of 2014.  This decrease reflected an increase in income before income taxes, which was more than offset by an increase in income tax expense.  The increase in operating income before income taxes primarily reflected the pretax impacts of (i) higher underlying underwriting margins and (ii) higher net favorable prior year reserve development, partially offset by (iii) lower net investment income.  Net favorable prior year reserve development in the third quarters of 2015 and 2014 was $49 million and $21 million, respectively.  Catastrophe losses in the third quarters of 2015 and 2014 were $39 million and $31 million, respectively.  The increase in underlying underwriting margins primarily resulted from lower non-catastrophe weather-related losses.  The increase in income tax expense primarily resulted from the increase in operating income before income taxes combined with the impact of a lower level of tax-exempt investment income.

Operating income in the first nine months of 2015 was $1.60 billion, $113 million or 7% lower than operating income of $1.72 billion in the same period of 2014.  This decrease primarily reflected the pretax impacts of (i) lower net investment income and (ii) lower underlying underwriting margins, partially offset by (iii) lower catastrophe losses and (iv) higher net favorable prior year reserve development.  Catastrophe losses in the first nine months of 2015 and 2014 were $246 million and $356 million, respectively.  Net favorable prior year reserve development in the first nine months of 2015 and 2014 was $229 million and $163 million, respectively. The decline in underlying underwriting margins primarily resulted from the pretax impacts of the first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums, partially offset by lower non-catastrophe weather-related losses.  Partially offsetting this net pretax decrease in income was a related decrease in income tax expense that included the impact of a lower level of tax-exempt investment income and a $12 million reduction in income tax expense as a result of the resolution of prior year tax matters in the second quarter of 2015.

Revenues

Earned Premiums

Earned premiums of $3.65 billion in the third quarter of 2015 and $10.88 billion in the first nine months of 2015 were comparable to the same periods of 2014.

Net Investment Income

Net investment income in the third quarter of 2015 was $471 million, $86 million or 15% lower than in the same 2014 period.  Net investment income in the first nine months of 2015 was $1.41 billion, $254 million or 15% lower than in the same period of 2014.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decreases in the Company’s consolidated net investment income in the third quarter and first nine months of 2015 compared with the same periods of 2014.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s 2014 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Fee Income

National Accounts is the primary source of fee income due to its service businesses, which include claim and loss prevention services to large companies that choose to self-insure a portion of their insurance risks, as well as claims and policy management services to workers’ compensation residual market pools.  Fee income in the third quarter of 2015 was $112 million, $2 million or 2% higher than in the same period of 2014.  Fee income in the first nine months of 2015 was $334 million, $5 million or 2% higher than in the same period of 2014.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2015 were $2.23 billion, $131 million or 6% lower than in the same period of 2014.  This decrease primarily reflected (i) lower non-catastrophe weather-related losses and (ii) higher net favorable prior year reserve development, partially offset by (iii) the impact of loss cost trends.  Net favorable prior year reserve development in the third quarter of 2015 was primarily driven by (i) better than expected loss experience for the property product line related to catastrophe losses for accident years 2011, 2012 and 2014 and non-catastrophe losses for accident years 2013 and 2014, (ii) better than expected loss experience in the general liability product line for both primary and excess coverages for accident years 2005 through 2013, reflecting a more favorable legal environment than the Company previously expected, (iii) better than expected loss experience in the workers’ compensation product line for accident years 2005 and prior and (iv) better than expected loss experience in the Company’s operations in Canada. These factors contributing to net favorable prior year reserve development were partially offset by a $224 million increase to asbestos reserves.  Net favorable prior year reserve development in the third quarter of 2014 was primarily driven by (i) a $162 million benefit resulting from better than expected loss experience related to, and the commutation of reinsurance treaties associated with, a workers’ compensation reinsurance pool for accident years 1996 and prior, (ii) better than expected loss experience in the general liability product line related to excess coverages for accident years 2009 through 2012, reflecting a more favorable legal environment than the Company previously expected and (iii) better than expected loss experience in the property product line for accident years 2012 and 2013, including catastrophe losses from Storm Sandy for accident year 2012.  These factors contributing to net favorable prior year reserve development in the third quarter of 2014 were partially offset by (i) a $250 million increase to asbestos reserves and (ii) an increase in unallocated loss adjustment expense reserves of $77 million for interest awarded as part of damages pursuant to a court decision in the third quarter of 2014 related to a pending legal matter, which is discussed in more detail in the “Settlement of Asbestos Direct Action” section of note 12 of notes to the unaudited consolidated financial statements herein.  The increases to asbestos reserves in the third quarters of both 2015 and 2014 are discussed in further detail in the “Asbestos Claims and Litigation” section herein.

Claims and claim adjustment expenses in the first nine months of 2015 were $6.73 billion, $260 million or 4% lower than in the same period of 2014.  The decrease in 2015 primarily reflected (i) lower catastrophe losses, (ii) lower non-catastrophe weather-related losses and (iii) higher net favorable prior year reserve development, partially offset by (iv) the impact of loss cost trends.  Net favorable prior year reserve development in the first nine months of 2015 was primarily driven by (i) better than expected loss experience in the general liability product line, for both primary and excess coverages for accident years 2005 through 2013, reflecting a more favorable legal environment than the Company previously expected, (ii) better than expected loss experience for the property product line related to catastrophe losses for accident years 2011, 2012 and 2014 and non-catastrophe losses for accident years 2013 and 2014, (iii) better than expected loss experience in the workers’ compensation line of business for accident years 2006 and prior and (iv) better than expected loss experience in the Company’s operations at Lloyd’s and in Canada.  These factors contributing to net favorable prior year reserve development in the first nine months of 2015 were partially offset by the $224 million increase to asbestos reserves described above and a $72 million increase to environmental reserves in the second quarter of 2015.  Net favorable prior year reserve development in the first nine months of 2014 was primarily driven by (i) the $162 million benefit related to the workers’ compensation reinsurance pool, (ii) better than expected loss experience in the general liability product line related to excess coverages for accident years 2012 and prior, reflecting a more favorable legal environment than the Company previously expected and (iii) better than expected loss experience in the property product line for accident years 2010 through 2013, including catastrophe losses from Storm Sandy for accident year 2012.  These factors contributing to net favorable prior year reserve development in the first nine months of 2014 were partially offset by (i) the $250 million increase to asbestos reserves described above, (ii) an $87 million increase to environmental reserves, (iii) an increase in unallocated loss adjustment expense reserves of $77 million for interest awarded as part of damages pursuant to a court decision described above and (iv) higher than expected loss experience for liability coverages in the commercial multi-peril product line for accident years 2010 through 2013.  The increases to environmental reserves in both 2015 and 2014 are discussed in further detail in the “Environmental Claims and Litigation” section herein.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2015 was $589 million, comparable to the same period of 2014.  Amortization of deferred acquisition costs in the first nine months of 2015 was $1.75 billion, $17 million or 1% higher than in the same period of 2014.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2015 were $675 million, $14 million or 2% higher than in the same period of 2014, primarily due to higher contingent commissions and technology and employee related expenses.  General and administrative expenses in the first nine months of 2015 were $2.00 billion, $135 million or 7% higher than in the same period of 2014, primarily reflecting the impacts of the first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums, higher technology and employee related expenses and higher contingent commissions.

Income Tax Expense

Income tax expense in the third quarter of 2015 was $202 million, $27 million or 15% higher than in the same period of 2014, which primarily resulted from the $21 million increase in income before income taxes in the third quarter of 2015 combined with the impact of a lower level of tax-exempt investment income.  Income tax expense in the first nine months of 2015 was $556 million, $9 million or 2% lower than in the same period of 2014, primarily reflecting the impact of the $122 million decrease in income before income taxes in the first nine months of 2015 combined with the impact of a lower level of tax-exempt investment income and a $12 million reduction in income tax expense in the second quarter of 2015 resulting from the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 92.2% in the third quarter of 2015 was 3.0 points lower than the combined ratio of 95.2% in the same period of 2014.  The combined ratio of 92.9% in the first nine months of 2015 was 1.3 points lower than the combined ratio of 94.2% in the same period of 2014.

The loss and loss adjustment expense ratio of 59.6% in the third quarter of 2015 was 3.5 points lower than the loss and loss adjustment expense ratio of 63.1% in the same period of 2014.  Catastrophe losses in the third quarters of 2015 and 2014 accounted for 1.1 points and 0.9 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the third quarters of 2015 and 2014 provided 1.4 points and 0.6 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2015 third quarter underlying loss and loss adjustment expense ratio was 2.9 points lower than the 2014 ratio on the same basis, primarily reflecting lower non-catastrophe weather-related losses.

The loss and loss adjustment expense ratio of 60.5% in the first nine months of 2015 was 2.5 points lower than the loss and loss adjustment expense ratio of 63.0% in the same period of 2014.  Catastrophe losses in the first nine months of 2015 and 2014 accounted for 2.2 points and 3.3 points, respectively, of the loss and loss adjustment expense ratio.  Net favorable prior year reserve development in the first nine months of 2015 and 2014 provided 2.1 points and 1.5 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first nine months of 2015 was 0.8 points lower than the 2014 ratio on the same basis, primarily reflecting lower non-catastrophe weather-related losses.

The underwriting expense ratio of 32.6% for the third quarter of 2015 was 0.5 points higher than the underwriting expense ratio of 32.1% in the same period of 2014.  In the first nine months of 2015, the underwriting expense ratio of 32.4% was 1.2 points higher than the underwriting expense ratio of 31.2% in the same 2014 period, primarily reflecting the impact of the first quarter 2014 reduction in the estimated liability for state assessments to be paid by the Company related to workers’ compensation premiums.

Written Premiums

The Business and International Insurance segment’s gross and net written premiums by market were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Domestic:
Select Accounts	$668	$667	$2,131	$2,115
Middle Market	1,693	1,670	5,075	4,920
National Accounts	397	408	1,283	1,261
First Party	520	509	1,449	1,452
Specialized Distribution	278	264	849	817
Total Domestic	3,556	3,518	10,787	10,565
International	425	539	1,497	1,777
Total Business and International Insurance	$3,981	$4,057	$12,284	$12,342

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Domestic:
Select Accounts	$654	$654	$2,085	$2,077
Middle Market	1,602	1,545	4,791	4,597
National Accounts	254	249	781	792
First Party	411	369	1,203	1,206
Specialized Distribution	277	262	845	812
Total Domestic	3,198	3,079	9,705	9,484
International	392	481	1,361	1,577
Total Business and International Insurance	$3,590	$3,560	$11,066	$11,061

Gross and net written premiums in the third quarter of 2015 decreased by 2% and increased by 1%, respectively, compared with the same period of 2014.  Gross and net written premiums in the first nine months of 2015 were comparable to the same period of 2014.  Gross and net written premiums in the third quarter and first nine months of 2015 were negatively impacted by changes in foreign currency exchange rates.  Net written premiums in the third quarter of 2015 were positively impacted by changes in the timing and structure of certain of the Company’s reinsurance treaties in prior quarters, including changes in the Company’s corporate catastrophe reinsurance treaties.  Excluding the International surety line of business, for which the following are not relevant measures, business retention rates in the third quarter and first nine months of 2015 remained strong and were higher than in the same periods of 2014.  Renewal premium changes in the third quarter and first nine months of 2015 remained positive but were lower than in the same periods of 2014.  New business premiums in the third quarter and first nine months of 2015 decreased from the same period of 2014.

Select Accounts.  Net written premiums of $654 million in the third quarter of 2015 were level with the same period of 2014, while net written premiums of $2.09 billion in the first nine months of 2015 were comparable to the same period of 2014.  Business retention rates in the third quarter and first nine months of 2015 remained strong and were higher than in the same periods of 2014.  Renewal premium changes in the third quarter and first nine months of 2015 remained positive but were lower than in the same periods of 2014, while new business premiums in the third quarter and first nine months of 2015 decreased from the same periods of 2014.

Middle Market.  Net written premiums of $1.60 billion and $4.79 billion in the third quarter and first nine months of 2015, respectively, both increased by 4% over the same periods of 2014.  The increase in net written premiums in the third quarter of 2015 included the impact of changes in the timing and structure of certain reinsurance transactions in prior quarters. Business retention rates in the third quarter and first nine months of 2015 remained strong and were higher than in the same periods of 2014.  Renewal premium changes in the third quarter and first nine months of 2015 remained positive but were lower than in the same periods of 2014.  New business premiums in the third quarter of 2015 decreased from the same period of 2014, while new business premiums in the first nine months of 2015 increased over the same period of 2014.

National Accounts.  Net written premiums of $254 million in the third quarter of 2015 increased by 2% over the same period of 2014, while net written premiums of $781 million in the first nine months of 2015 decreased by 1% from the same period of 2014.  Business retention rates in the third quarter of 2015 remained strong but were lower than in the same period of 2014, while business retention rates in the first nine months of 2015 remained strong and were higher than in the same period of 2014.  Renewal premium changes in the third quarter of 2015 remained positive and were higher than in the same period of 2014, while renewal premium changes in the first nine months of 2015 remained positive but were lower than in the same period of 2014.  New business premiums in the third quarter and first nine months of 2015 increased from the same periods of 2014.

First Party.  Net written premiums of $411 million in the third quarter of 2015 increased by 11% over the same period of 2014, while net written premiums of $1.20 billion in the first nine months of 2015 were comparable to the same period of 2014.  The increase in net written premiums in the third quarter of 2015 included the impact of changes in the timing and structure of certain reinsurance transactions in prior quarters.  Business retention rates in the third quarter and first nine months of 2015 remained strong and were higher than in the same periods of 2014.  Renewal premium changes in the third quarter and first nine months of 2015 were negative, compared with positive renewal premium changes in the same periods of 2014.  New business premiums in the third quarter of 2015 increased over the same period of 2014, while new business premiums in the first nine months of 2015 decreased from the same period of 2014.

Specialized Distribution.  Net written premiums of $277 million and $845 million in the third quarter and first nine months of 2015, respectively, increased by 6% and 4%, respectively, over the same periods of 2014.  Business retention rates in the third quarter and first nine months of 2015 remained strong and were higher than in the same periods of 2014.  Renewal premium changes in the third quarter and first nine months of 2015 remained positive but were lower than in the same period of 2014.  New business premiums in the third quarter and first nine months of 2015 increased over the same periods of 2014.

International.  Net written premiums of $392 million in the third quarter of 2015 decreased by 19% from the same period of 2014, primarily due to changes in foreign currency exchange rates and lower business volume in the Company’s operations at Lloyd’s.  Net written premiums of $1.36 billion in the first nine months of 2015 decreased by 14% from the same period of 2014, primarily due to changes in foreign currency exchange rates, partially offset by the impact of changes in the timing and structure of certain reinsurance transactions related to the Company’s Canadian operations.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the third quarter of 2015 remained strong but were lower than in the same period of 2014, while business retention rates in the first nine months of 2015 remained strong and were higher than in the same periods of 2014.  Renewal premium changes in the third quarters of both 2015 and 2014 were negative, while renewal premium changes for the first nine months of 2015 remained positive but lower than in the same period of 2014.  New business premiums in the third quarter and first nine months of 2015 decreased from the same periods of 2014.

Bond & Specialty Insurance

Results of the Company’s Bond & Specialty Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014

Revenues
Earned premiums	$539	$527	$1,567	$1,554
Net investment income	56	64	169	192
Other revenues	4	5	14	15
Total revenues	$599	$596	$1,750	$1,761
Total claims and expenses	$310	$354	$1,084	$1,010

Operating income	$196	$165	$471	$511
Loss and loss adjustment expense ratio	20.6%	28.7%	31.3%	26.7%
Underwriting expense ratio	36.5	38.2	37.5	37.9
Combined ratio	57.1%	66.9%	68.8%	64.6%

Overview

Operating income in the third quarter of 2015 was $196 million, $31 million or 19% higher than operating income of $165 million in the same period of 2014.  This increase primarily reflected the pretax impacts of (i) higher underlying underwriting margins and (ii) higher net favorable prior year reserve development, partially offset by (iii) lower net investment income.  Net favorable prior year reserve development in the third quarters of 2015 and 2014 was $103 million and $79 million, respectively.  Catastrophe losses in the third quarters of both 2015 and 2014 were $1 million.  The higher underlying underwriting margins primarily resulted from a re-estimation of current accident year losses in certain management liability businesses.  Partially offsetting this net pretax increase in operating income was a related increase in income tax expense.

Operating income in the first nine months of 2015 was $471 million, $40 million or 8% lower than operating income of $511 million in the same period of 2014.  This decrease primarily reflected the pretax impacts of (i) a decrease in net favorable prior year reserve development and (ii) lower net investment income, partially offset by (iii) higher underlying underwriting margins.  Net favorable prior year reserve development in the first nine months of 2015 and 2014 was $178 million and $270 million, respectively.  Catastrophe losses in the first nine months of 2015 and 2014 were $3 million and $6 million, respectively.  The higher underlying underwriting margins primarily resulted from lower loss estimates in certain management liability businesses.  Partially offsetting this net pretax decrease in operating income was a related decrease in income tax expense.  Income tax expense in the first nine months of 2015 was also reduced by $16 million as a result of the resolution of prior year tax matters in the second quarter of 2015.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2015 were $539 million, $12 million or 2% higher than in the same period of 2014.  Earned premiums in the first nine months of 2015 were $1.57 billion, $13 million or 1% higher than in the same period of 2014.

Net Investment Income

Net investment income in the third quarter of 2015 was $56 million, $8 million or 13% lower than in the same period of 2014.  Net investment income in the first nine months of 2015 was $169 million, $23 million or 12% lower than in the same period of 2014.  Refer to the “Net Investment Income” section of “Consolidated Results of Operations” herein for a discussion of the decreases in the Company’s consolidated net investment income in the third quarter and first nine months of 2015 as compared with the same periods of 2014.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s 2014 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2015 were $113 million, $39 million or 26% lower than in the same period of 2014, primarily reflecting (i) an increase in net favorable prior year reserve development and (ii) the impact of a re-estimation of current accident year losses in certain management liability businesses.  Net favorable prior year reserve development in the third quarter of 2015 was primarily driven by better than expected loss experience in the contract surety and fidelity product lines for accident years 2008 through 2013, which was partially driven by a reduction in outstanding exposures related to the financial crisis that commenced in 2007. In the third quarter of 2014, net favorable prior year reserve development was primarily driven by better than expected loss experience in the contract surety product line for accident years 2009 through 2011.

Claims and claim adjustment expenses in the first nine months of 2015 were $497 million, $76 million or 18% higher than in the same period of 2014, primarily reflecting (i) a decrease in net favorable prior year reserve development, partially offset by (ii) lower loss estimates in certain management liability businesses.  Net favorable prior year reserve development in the first nine months of 2015 was primarily driven by the same factors discussed above for the third quarter of 2015.  In the first nine months of 2014, net favorable prior year reserve development was primarily driven by better than expected loss experience in the contract surety product line for accident years 2007 through 2011.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2015 was $104 million, $3 million or 3% higher than in the same period of 2014.  Amortization of deferred acquisition costs in the first nine months of 2015 was $295 million, $6 million or 2% higher than in the same period of 2014.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2015 were $93 million, $8 million or 8% lower than in the same period of 2014.  General and administrative expenses in the first nine months of 2015 were $292 million, $8 million or 3% lower than in the same period of 2014.  The decreases in both periods of 2015 reflected the impact of certain customer-related intangible assets which became fully amortized during the second quarter of 2015.

Income Tax Expense

Income tax expense in the third quarter of 2015 was $93 million, $16 million or 21% higher than in the same period of 2014, primarily reflecting the $47 million increase in pretax operating income.  Income tax expense in the first nine months of 2015 was $195 million, $45 million or 19% lower than in the same period of 2014, primarily reflecting the $85 million decrease in pretax operating income and the $16 million reduction in income tax expense in the second quarter of 2015 resulting from the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 57.1% in the third quarter of 2015 was 9.8 points lower than the combined ratio of 66.9% in the same period of 2014.  The combined ratio of 68.8% in the first nine months of 2015 was 4.2 points higher than the combined ratio of 64.6% in the same period of 2014.

The loss and loss adjustment expense ratio of 20.6% in the third quarter of 2015 was 8.1 points lower than the loss and loss adjustment expense ratio of 28.7% in the same period of 2014.  Net favorable prior year reserve development in the third quarters of 2015 and 2014 provided 19.1 points and 15.0 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the third quarters of 2015 and 2014 accounted for 0.1 points and 0.2 points, respectively, of the loss and loss adjustment expense ratio.  The 2015 third quarter underlying loss and loss adjustment expense ratio was 3.9 points lower than the 2014 ratio on the same basis, primarily reflecting a re-estimation of current accident year losses in certain management liability businesses.

The loss and loss adjustment expense ratio of 31.3% in the first nine months of 2015 was 4.6 points higher than the loss and loss adjustment expense ratio of 26.7% in the same period of 2014.  Net favorable prior year reserve development in the first nine months of 2015 and 2014 provided 11.4 points and 17.4 points of benefit, respectively, to the loss and loss adjustment expense ratio.  Catastrophe losses in the first nine months of 2015 and 2014 accounted for 0.2 points and 0.5 points, respectively, of the loss and loss adjustment expense ratio.  The underlying loss and loss adjustment expense ratio in the first nine months of 2015 was 1.1 points lower than the 2014 ratio on the same basis, primarily reflecting lower loss estimates in certain management liability businesses.

The underwriting expense ratio of 36.5% in the third quarter of 2015 was 1.7 points lower than the underwriting expense ratio of 38.2% in the same period of 2014.  In the first nine months of 2015, the underwriting expense ratio of 37.5% was 0.4 points lower than the underwriting expense ratio of 37.9% in the same period of 2014.  The decreases in both periods of 2015 reflected the impact of lower general and administrative expenses discussed above.

Written Premiums

The Bond & Specialty Insurance segment’s gross and net written premiums were as follows:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Bond & Specialty Insurance	$580	$562	$1,639	$1,632

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Bond & Specialty Insurance	$565	$556	$1,577	$1,578

Gross and net written premiums in the third quarter of 2015 increased by 3% and 2%, respectively, over the same period of 2014.  Gross and net written premiums in the first nine months of 2015 were comparable to the same period of 2014.  Excluding the surety line of business, for which the following are not relevant measures, business retention rates in the third quarter and first nine months of 2015 remained strong and were higher than in the same periods of 2014.  Renewal premium changes in the third quarter and first nine months of 2015 remained positive, but were lower than in the same periods of 2014.  New business premiums in the third quarter and first nine months of 2015 increased over the same periods of 2014.

Personal Insurance

Results of the Company’s Personal Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2015	2014	2015	2014

Revenues
Earned premiums	$1,840	$1,796	$5,402	$5,331
Net investment income	87	98	257	292
Other revenues	9	19	33	62
Total revenues	$1,936	$1,913	$5,692	$5,685
Total claims and expenses	$1,582	$1,565	$4,725	$4,847

Operating income	$241	$239	$667	$582
Loss and loss adjustment expense ratio	56.5%	56.0%	58.0%	60.9%
Underwriting expense ratio	28.6	30.1	28.6	28.9
Combined ratio	85.1%	86.1%	86.6%	89.8%
Incremental impact of direct to consumer initiative on combined ratio	1.9%	1.9%	1.8%	1.7%

Overview

Operating income in the third quarter of 2015 was $241 million, $2 million or 1% higher than operating income of $239 million in the same period of 2014.  This increase primarily reflected the pretax impacts of (i) higher net favorable prior year reserve development and (ii) lower catastrophe losses, largely offset by (iii) lower underlying underwriting margins, (iv) lower net investment income and (v) a decline in other revenues.  Net favorable prior year reserve development in the third quarters of 2015 and 2014 was $47 million and $13 million, respectively.  Catastrophe losses in the third quarters of 2015 and 2014 were $45 million and $51 million, respectively.  The lower underlying underwriting margins primarily resulted from higher non-weather-related losses in the Homeowners and Other product line.  Partially offsetting this net pretax increase in operating income was a related increase in income tax expense.

Operating income in the first nine months of 2015 was $667 million, $85 million or 15% higher than operating income of $582 million in the same period of 2014.  This increase primarily reflected the pretax impacts of (i) lower catastrophe losses, (ii) higher net favorable prior year reserve development and (iii) higher underlying underwriting margins, partially offset by (iv) lower net investment income and (v) a decline in other revenues.  Catastrophe losses in the first nine months of 2015 were $219 million, compared with $306 million in the same period of 2014.  Net favorable prior year reserve development in the first nine months of 2015 was $242 million, compared with $157 million in the same period of 2014.  The higher underlying underwriting margins primarily resulted from lower non-catastrophe weather-related losses in the Homeowners and Other product line.  Partially offsetting this net pretax increase in operating income was a related increase in income tax expense.  Income tax expense in the first nine months of 2015 was reduced by $4 million as a result of the resolution of prior year tax matters in the second quarter of 2015.

Revenues

Earned Premiums

Earned premiums in the third quarter of 2015 were $1.84 billion, $44 million or 2% higher than in the same period of 2014.  Earned premiums in the first nine months of 2015 were $5.40 billion, $71 million or 1% higher than in the same period of 2014.

Net Investment Income

Net investment income in the third quarter of 2015 was $87 million, $11 million or 11% lower than in the same period of 2014.  Net investment income in the first nine months of 2015 was $257 million, $35 million or 12% lower than in the same period of 2014.  Refer to the “Net Investment Income” section of the “Consolidated Results of Operations” discussion herein for a description of the factors contributing to the decreases in the Company’s consolidated net investment income in the third quarter and first nine months of 2015 compared with the same periods of 2014.  In addition, refer to note 2 of notes to the Company’s consolidated financial statements in the Company’s 2014 Annual Report for a discussion of the Company’s net investment income allocation methodology.

Other Revenues

Other revenues in the third quarters and first nine months of 2015 and 2014 primarily consisted of installment premium charges.  The third quarter and first nine months of 2014 also included revenues associated with the runoff of the Company’s National Flood Insurance Program business that was sold on a renewal rights basis in 2013.

Claims and Expenses

Claims and Claim Adjustment Expenses

Claims and claim adjustment expenses in the third quarter of 2015 were $1.04 billion, $32 million or 3% higher than in the same period of 2014.  The increase primarily reflected (i) higher volumes of insured exposures, (ii) the impact of loss cost trends and (iii) higher non-weather-related losses in the Homeowners and Other product line, partially offset by (iv) higher net favorable prior year reserve development and (v) lower catastrophe losses.  Net favorable prior year reserve development in the third quarter of 2015 was primarily driven by (i) better than expected loss experience in the Homeowners and Other product line for liability coverages for accident years 2013 and 2014 and (ii) better than expected loss experience in the Automobile product line for liability coverages for accident years 2012 through 2014.  Net favorable prior year reserve development in the third quarter of 2014 was primarily driven by better than expected loss experience in the Homeowners and Other product line for catastrophe losses for accident years 2011 through 2013.

Claims and claim adjustment expenses in the first nine months of 2015 were $3.13 billion, $117 million or 4% lower than in the same period of 2014, primarily reflecting (i) lower catastrophe losses and (ii) higher net favorable prior year reserve development and (iii) lower non-catastrophe weather-related losses in the Homeowners and Other product line, partially offset by (iv) the impact of loss cost trends and (v) higher volumes of insured exposures.  Net favorable prior year reserve development in the first nine months of 2015 was primarily driven by (i) better than expected loss experience in the Homeowners and Other product line for liability coverages for accident years 2011 through 2014, for non-catastrophe weather-related losses for accident years 2013 and 2014 and for non-weather-related losses for accident year 2014 and (ii) better than expected loss experience in the Automobile product line for liability coverages for accident years 2010 through 2014.  Net favorable prior year reserve development in the first nine months of 2014 was primarily driven by better than expected loss experience in the Homeowners and Other product line for non-catastrophe weather-related losses for accident year 2013 and for catastrophe losses for accident years 2011 through 2013.

Amortization of Deferred Acquisition Costs

Amortization of deferred acquisition costs in the third quarter of 2015 was $294 million, was comparable to the same period of 2014.  Amortization of deferred acquisition costs in the first nine months of 2015 was $867 million, $9 million or 1% lower than in the same period of 2014.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2015 were $248 million, $15 million or 6% lower than in the same period of 2014, primarily due to higher contingent commission expenses in the third quarter of 2014 due to timing.  General and administrative expenses in the first nine months of 2015 were $727 million, $4 million or 1% higher than in the same period of 2014.

Income Tax Expense

Income tax expense in the third quarter of 2015 was $113 million, $4 million or 4% higher than in the same period of 2014, primarily reflecting the $6 million increase in pretax operating income.  Income tax expense in the first nine months of 2015 was $300 million, $44 million or 17% higher than in the same period of 2014, primarily reflecting the $129 million increase in pretax operating income, partially offset by the $4 million reduction in income tax expense in the second quarter of 2015 resulting from the resolution of prior year tax matters.

Combined Ratio

The combined ratio of 85.1% in the third quarter of 2015 was 1.0 points lower than the combined ratio of 86.1% in the same period of 2014.  The combined ratio of 86.6% in the first nine months of 2015 was 3.2 points lower than the combined ratio of 89.8% in the same period of 2014.

The loss and loss adjustment expense ratio of 56.5% in the third quarter of 2015 was 0.5 points higher than the loss and loss adjustment expense ratio of 56.0% in the same period of 2014.  Catastrophe losses accounted for 2.5 points and 2.8 points of the loss and loss adjustment expense ratios in the third quarters of 2015 and 2014, respectively.  Net favorable prior year reserve development in the third quarters of 2015 and 2014 provided 2.6 points and 0.7 points of benefit, respectively, to the loss and loss adjustment expense ratio. The 2015 third quarter underlying loss and loss adjustment expense ratio was 2.7 points higher than the 2014 ratio on the same basis, primarily reflecting higher non-weather-related losses in the Homeowners and Other product line.

The loss and loss adjustment expense ratio of 58.0% in the first nine months of 2015 was 2.9 points lower than the loss and loss adjustment expense ratio of 60.9% in the same period of 2014.  Catastrophe losses accounted for 4.1 points and 5.6 points of the loss and loss adjustment expense ratios in the first nine months of 2015 and 2014, respectively.  Net favorable prior year reserve development in the first nine months of 2015 and 2014 provided 4.5 points and 2.9 points of benefit, respectively, to the loss and loss adjustment expense ratio.  The 2015 underlying loss and loss adjustment expense ratio in the first nine months of 2015 was 0.2 points higher than the 2014 ratio on the same basis.

The underwriting expense ratio of 28.6% for the third quarter of 2015 was 1.5 points lower than the underwriting expense ratio of 30.1% in the same period of 2014, primarily reflecting lower commission expenses.  In the first nine months of 2015, the underwriting expense ratio of 28.6% was 0.3 points lower than the underwriting expense ratio of 28.9% in the same 2014 period.

Agency Written Premiums

Personal Insurance’s gross and net written premiums by product line were as follows for its Agency business, which comprises business written through agents, brokers and other intermediaries and represents almost all of the Personal Insurance segment’s gross and net written premiums:

	Gross Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Agency Automobile	$938	$852	$2,659	$2,481
Agency Homeowners and Other	1,052	1,055	2,876	2,902
Total Agency Personal Insurance	$1,990	$1,907	$5,535	$5,383

	Net Written Premiums
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Agency Automobile	$934	$849	$2,646	$2,468
Agency Homeowners and Other	1,035	1,017	2,793	2,821
Total Agency Personal Insurance	$1,969	$1,866	$5,439	$5,289

In the third quarter and first nine months of 2015, agency gross written premiums were 4% and 3% higher than in the respective periods of 2014.  In the third quarter and first nine months of 2015, agency net written premiums were 6% and 3% higher than in the respective periods of 2014.  The higher rate of increase in agency net written premiums compared to the rate of increase in agency gross written premiums for the third quarter of 2015 primarily reflected the impact of changes in the timing and structure of certain of the Company’s corporate catastrophe reinsurance treaties in the first quarter of 2015.

In the third quarter and first nine months of 2015, net written premiums in the Agency Automobile line of business were 10% and 7% higher, respectively, than in the same periods of 2014.  Business retention rates in the third quarter and first nine months of 2015 remained strong and were higher than in the respective periods of 2014.  Renewal premium changes in the third quarter and first nine months of 2015 remained positive but were lower than in the same periods of 2014.  New business premiums in the third quarter and first nine months of 2015 increased over the same periods of 2014 driven by sales of the Company’s private passenger automobile product, Quantum Auto 2.0.

In the third quarter and first nine months of 2015, net written premiums in the Agency Homeowners and Other line of business were 2% higher and 1% lower, respectively, than in the same periods of 2014.  The increase in agency net written premiums for the third quarter of 2015 included the impact of changes in the timing and structure of certain of the Company’s corporate catastrophe reinsurance treaties in the first quarter of 2015.  Business retention rates in the third quarter and first nine months of 2015 remained strong and were slightly higher than in the respective periods of 2014.  Renewal premium changes in the third quarter and first nine months of 2015 remained positive but were lower than in the respective periods of 2014.  New business premiums in the third quarter and first nine months of 2015 increased over the same periods of 2014.

For its Agency business, the Personal Insurance segment had approximately 6.1 million active policies at both September 30, 2015 and 2014.

Direct to Consumer Written Premiums

In the direct to consumer business, net written premiums in the third quarter and first nine months of 2015 were $67 million and $175 million, respectively, compared with $51 million and $140 million in the respective periods of 2014.  In the third quarter and first nine months of 2015, automobile net written premiums increased by $11 million and $25 million, respectively, or 31% and 26%, respectively, over the same periods of 2014.  In the third quarter and first nine months of 2015, homeowners and other net written premiums increased $5 million and $10 million, respectively, or 33% and 24%, respectively, over the same periods of 2014.  The direct to consumer business had 229,000 and 185,000 active policies at September 30, 2015 and 2014, respectively.

Interest Expense and Other

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Operating loss	$(65)	$(63)	$(191)	$(192)

The operating loss for Interest Expense and Other in the third quarter of 2015 was $65 million, compared with $63 million in the same period of 2014.  The operating loss for Interest Expense and Other in the first nine months of 2015 was $191 million, compared with $192 million in the same period of 2014.  After-tax interest expense in the third quarter and first nine months of 2015 was $61 million and $181 million, respectively, compared with $60 million and $180 million, respectively, in the same periods of 2014.

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

In addition to claims against policyholders, proceedings have been launched directly against insurers, including the Company, by individuals challenging insurers’ conduct with respect to the handling of past asbestos claims and by individuals seeking damages arising from alleged asbestos-related bodily injuries.   Travelers Property Casualty Corp. (TPC) had previously entered into settlement agreements in connection with a number of these direct action claims (Direct Action Settlements).  The Company had been involved in litigation concerning whether all of the conditions of the Direct Action Settlements had been satisfied.  On July 22, 2014, the United States Court of Appeals for the Second Circuit ruled that all of the conditions of the Direct Action Settlements had been satisfied.  On January 15, 2015, the bankruptcy court entered an order directing the Company to pay $579 million to the plaintiffs, comprised of the $502 million settlement amounts, plus pre- and post-judgment interest of $77 million, and the Company has made that payment.  For a full discussion of these settlement agreements and related litigation, see the “Settlement of Asbestos Direct Action Litigation” sections of note 12 of notes to the unaudited consolidated financial statements herein and note 16 of notes to the consolidated financial statements in the Company’s 2014 Annual Report. It is possible that the filing of other direct actions against insurers, including the Company, could be made in the future.  It is difficult to predict the outcome of these proceedings, including whether the plaintiffs will be able to sustain these actions against insurers based on novel legal theories of liability. The Company believes it has meritorious defenses to these claims and has received favorable rulings in certain jurisdictions.

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

In the third quarter of 2015, the Company completed its annual in-depth asbestos claim review, including a review of active policyholders and litigation cases for potential product and “non-product” liability, and noted the continuation of the following trends:

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

In the Home Office and Field Office categories, which account for the vast majority of policyholders with active asbestos-related claims, both the number of policyholders with open asbestos claims and net asbestos-related payments were essentially unchanged in the first nine months of 2015 when compared with the same period of 2014.  Payments on behalf of policyholders in these categories continue to be influenced by the high level of litigation activity in a limited number of jurisdictions where individuals alleging serious asbestos-related injury continue to target defendants who were not traditionally primary targets of asbestos litigation.

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

The completion of these reviews and analyses in the third quarters of 2015 and 2014 resulted in $224 million and $250 million increases, respectively, in the Company’s net asbestos reserves.  In both 2015 and 2014, the reserve increases were primarily driven by increases in the Company’s estimate of projected settlement and defense costs related to a broad number of policyholders in the Home Office category due to a higher level of litigation activity surrounding mesothelioma claims than previously anticipated.  The increase in the estimate of projected settlement and defense costs resulted from payment trends that continue to be higher than previously anticipated due to the impact of the current litigation environment discussed above.  Notwithstanding these trends, the Company’s overall view of the underlying asbestos environment is essentially unchanged from recent periods and there remains a high degree of uncertainty with respect to future exposure to asbestos claims.

Net asbestos paid loss and loss expenses in the first nine months of 2015 were $684 million, compared with $154 million in the same period of 2014.  Net payments in the first nine months of 2015 included the payment of the $502 million settlement amounts related to the Settlement of Asbestos Direct Action Litigation as described in more detail in note 12 of notes to the unaudited consolidated financial statements herein.  Net asbestos reserves were $1.90 billion at September 30, 2015, compared with $2.45 billion at September 30, 2014.

The following table displays activity for asbestos losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2015	2014
Beginning reserves:
Gross	$2,520	$2,606
Ceded	(163)	(256)
Net	2,357	2,350

Incurred losses and loss expenses:
Gross	313	258
Ceded	(89)	(8)
Net	224	250

Paid loss and loss expenses:
Gross	747	198
Ceded	(63)	(44)
Net	684	154

Foreign exchange and other:
Gross	—	(1)
Ceded	(1)	—
Net	(1)	(1)

Ending reserves:
Gross	2,086	2,665
Ceded	(190)	(220)
Net	$1,896	$2,445

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

Net environmental paid loss and loss expenses in the first nine months of 2015 were $38 million, compared with $66 million in the same period of 2014.  At September 30, 2015, approximately 93% of the net environmental reserve (approximately $352 million) was carried in a bulk reserve and included unresolved environmental claims, incurred but not reported environmental claims and the anticipated cost of coverage litigation disputes relating to these claims. The bulk reserve the Company carries is established and adjusted based upon the aggregate volume of in-process environmental claims and the Company’s experience in resolving those claims. The balance, approximately 7% of the net environmental reserve (approximately $26 million), consists of case reserves.

The following table displays activity for environmental losses and loss expenses and reserves:

(at and for the nine months ended September 30, in millions)	2015	2014
Beginning reserves:
Gross	$353	$355
Ceded	(7)	(11)
Net	346	344

Incurred losses and loss expenses:
Gross	81	94
Ceded	(9)	(7)
Net	72	87

Paid loss and loss expenses:
Gross	39	73
Ceded	(1)	(7)
Net	38	66

Foreign exchange and other:
Gross	(2)	(1)
Ceded	—	—
Net	(2)	(1)

Ending reserves:
Gross	393	375
Ceded	(15)	(11)
Net	$378	$364

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

INVESTMENT PORTFOLIO

The Company’s invested assets at September 30, 2015 were $72.06 billion, of which 93% was invested in fixed maturity and short-term investments, 1% in equity securities, 1% in real estate investments and 5% in other investments.  Because the primary purpose of the investment portfolio is to fund future claims payments, the Company employs a conservative investment philosophy.  A significant majority of funds available for investment are deployed in a widely diversified portfolio of high quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The carrying value of the Company’s fixed maturity portfolio at September 30, 2015 was $61.67 billion.  The Company closely monitors the duration of its fixed maturity investments, and investment purchases and sales are executed with the objective of having adequate funds available to satisfy the Company’s insurance and debt obligations.  The weighted average credit quality of the Company’s fixed maturity portfolio, both including and excluding U.S. Treasury securities, was “Aa2” at both September 30, 2015 and December 31, 2014.  Below investment grade securities represented 2.9% and 3.0% of the total fixed maturity investment portfolio at September 30, 2015 and December 31, 2014, respectively.  The average effective duration of fixed maturities and short-term securities was 4.0 (4.3 excluding short-term securities) at September 30, 2015 and 3.5 (3.7 excluding short-term securities) at December 31, 2014.

Obligations of States, Municipalities and Political Subdivisions

The Company’s fixed maturity investment portfolio at September 30, 2015 and December 31, 2014 included $31.63 billion and $33.57 billion, respectively, of securities which are obligations of states, municipalities and political subdivisions (collectively referred to as the municipal bond portfolio).  The municipal bond portfolio is diversified across the United States, the District of Columbia and Puerto Rico and includes general obligation and revenue bonds issued by states, cities, counties, school districts and similar issuers.  Included in the municipal bond portfolio at September 30, 2015 and December 31, 2014 were $6.59 billion and $7.56 billion, respectively, of pre-refunded bonds, which are bonds for which states or municipalities have established irrevocable trusts, almost exclusively comprised of U.S. Treasury securities, which were created to satisfy their responsibility for payments of principal and interest.  The irrevocable trusts are verified as to their sufficiency by an independent verification agent of the underwriter, issuer or trustee.  All of the Company’s holdings of securities issued by Puerto Rico and related entities have been pre-refunded and therefore are defeased by U.S. Treasury securities.

The Company bases its investment decision on the underlying credit characteristics of the municipal security.  While its municipal bond portfolio includes a number of securities that were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default, the Company does not rely on enhanced credit characteristics provided by such third-party insurance as part of its investing decisions.  Of the insured municipal securities in the Company’s investment portfolio at September 30, 2015, 100% were rated at “A3” or above, and approximately 87% were rated at “Aa3” or above, without the benefit of insurance.  The Company believes that a loss of the benefit of insurance would not result in a material adverse impact on the Company’s results of operations, financial position or liquidity, due to the underlying credit strength of the issuers of the securities, as well as the Company’s ability and intent to hold the securities.  The average credit rating of the underlying issuers of these securities was “Aa2” at September 30, 2015.  The average credit rating of the entire municipal bond portfolio was “Aa1” at September 30, 2015 with and without the enhancement provided by third-party insurance.

Mortgage-Backed Securities, Collateralized Mortgage Obligations and Pass-Through Securities

The Company’s fixed maturity investment portfolio at September 30, 2015 and December 31, 2014 included $2.01 billion and $2.21 billion, respectively, of residential mortgage-backed securities, including pass-through-securities and collateralized mortgage obligations (CMOs), all of which are subject to prepayment risk (either shortening or lengthening of duration).

While prepayment risk for securities and its effect on income cannot be fully controlled, particularly when interest rates move dramatically, the Company’s investment strategy generally favors securities that reduce this risk within expected interest rate ranges.  Included in the totals at September 30, 2015 and December 31, 2014 were $720 million and $872 million, respectively, of GNMA, FNMA, FHLMC (excluding FHA project loans) and Canadian government guaranteed residential mortgage-backed pass-through securities classified as available for sale.  Also included in those totals were residential CMOs classified as available for sale with a fair value of $1.29 billion and $1.34 billion at September 30, 2015 and December 31, 2014, respectively.  Approximately 45% and 46% of the Company’s CMO holdings at September 30, 2015 and December 31, 2014, respectively, were guaranteed by or fully collateralized by securities issued by GNMA, FNMA or FHLMC.  The average credit rating of the $712 million and $725 million of non-guaranteed CMO holdings at September 30, 2015 and December 31, 2014 was “Baa2” and “Ba1,” respectively. The average credit rating of all of the above securities was “Aa3” at both September 30, 2015 and December 31, 2014.  For further discussion regarding the Company’s investments in residential CMOs, see “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Portfolio” in the Company’s 2014 Annual Report.

Alternative Documentation Mortgages and Sub-Prime Mortgages

At September 30, 2015 and December 31, 2014, the Company’s fixed maturity investment portfolio included CMOs backed by alternative documentation mortgages and asset-backed securities collateralized by sub-prime mortgages with a collective fair value of $201 million and $252 million, respectively (comprising less than 1% of the Company’s total fixed maturity investments at both dates).  The Company defines sub-prime mortgage-backed securities as investments in which the underlying loans primarily exhibit one or more of the following characteristics: low FICO scores, above-prime interest rates, high loan-to-value ratios or high debt-to-income ratios.  Alternative documentation securitizations are those in which the underlying loans primarily meet the government-sponsored entities’ requirements for credit score but do not meet the government-sponsored entities’ guidelines for documentation, property type, debt and loan-to-value ratios.  The average credit rating on these securities and obligations held by the Company was “Ba2” at both September 30, 2015 and December 31, 2014.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size.

Commercial Mortgage-Backed Securities and Project Loans

At September 30, 2015 and December 31, 2014, the Company held commercial mortgage-backed securities (including FHA project loans) of $880 million and $715 million, respectively.  The average credit rating on these securities held by the Company was “Aaa” at both September 30, 2015 and December 31, 2014.  The Company does not believe this portfolio exposes it to a material adverse impact on its results of operations, financial position or liquidity, due to the portfolio’s relatively small size and the underlying credit strength of these securities.

Equity Securities, Real Estate Investments and Short-Term Investments

See note 1 of notes to the consolidated financial statements in the Company’s 2014 Annual Report for further information about these invested asset classes.

Other Investments

The Company also invests in private equity limited partnerships, hedge funds, and real estate partnerships.  Also included in other investments are non-public common and preferred equities, trading securities and derivatives.  These asset classes have historically provided a higher return than fixed maturities but are subject to more volatility.  At September 30, 2015 and December 31, 2014, the carrying value of the Company’s other investments was $3.53 billion and $3.59 billion, respectively.

CATASTROPHE REINSURANCE COVERAGE

There have been no material changes to the Company’s catastrophe reinsurance coverage from that reported in the “Reinsurance” section of “Part I — Item 1 — Business” of the Annual Report on Form 10-K for the year ended December 31, 2014, except for those changes discussed in the “Catastrophe Reinsurance Coverage” section of Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.  The Company regularly reviews its catastrophe reinsurance coverage and may adjust such coverage in the future.

REINSURANCE RECOVERABLES

For a description of the Company’s reinsurance recoverables, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reinsurance Recoverables” in the Company’s 2014 Annual Report.

The following table summarizes the composition of the Company’s reinsurance recoverables:

(in millions)	September 30, 2015	December 31, 2014
Gross reinsurance recoverables on paid and unpaid claims and claim adjustment expenses	$4,013	$4,270
Allowance for uncollectible reinsurance	(161)	(203)

Net reinsurance recoverables	3,852	4,067
Mandatory pools and associations	1,943	1,909
Structured settlements	3,154	3,284
Total reinsurance recoverables	$8,949	$9,260

The $215 million decline in net reinsurance recoverables from December 31, 2014 primarily reflected the impact of cash collections in the first nine months of 2015.

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

Overall, the Company expects retention levels (the amount of expiring premium that renews, before the impact of renewal premium changes) will remain historically strong.  In the Business and International Insurance segment, the Company expects that Domestic renewal premium changes during the remainder of 2015 and into 2016 will remain positive and will be slightly lower than the levels attained in the first nine months of 2015.  Also in this segment, the Company expects that International renewal premium changes during the remainder of 2015 and into 2016 will remain positive and will be broadly consistent with the levels attained in the first nine months of 2015.  In the Bond & Specialty Insurance segment, the Company expects that renewal premium changes with respect to management liability business during the remainder of 2015 and into 2016 will remain positive, but will be lower than the levels attained in the first nine months of 2015.  With respect to surety business, within the Bond & Specialty Insurance segment, the Company expects net written premium volume during the remainder of 2015 and into 2016 will be broadly consistent with the levels attained in the same periods of 2014 and 2015.

In the Personal Insurance segment, the Company expects that both Agency Automobile and Agency Homeowners and Other renewal premium changes during the remainder of 2015 and into 2016 will remain positive, but will be lower than the levels attained in the first nine months of 2015.  The need for state regulatory approval for changes to personal property and casualty insurance prices, as well as competitive market conditions, may impact the timing and extent of renewal premium changes.

Property and casualty insurance market conditions are expected to remain competitive during the remainder of 2015 and into 2016 for new business, not only in Business and International Insurance and Bond & Specialty Insurance, but especially in Personal Insurance, where price comparison technology used by agents and brokers, sometimes referred to as “comparative raters,” has facilitated the process of generating multiple quotes, thereby increasing price comparison on new business and, increasingly, on renewal business.  The Company expects that its Quantum Auto 2.0 product in the Personal Insurance segment’s Agency Automobile line of business will continue to increase new business premiums during the remainder of 2015 and into 2016 compared with the levels attained in the same periods of 2014 and 2015, although at a lower rate of increase than in recent periods.  The Company also expects that, as a result of strong business retentions and increases in new business, policies in force in the Personal Insurance segment’s Agency Automobile line of business will continue to increase during the remainder of 2015 and into 2016 compared with the number of policies in force at September 30, 2015.  Policies in force in the Personal Insurance segment’s Homeowners and Other line of business are expected to increase into 2016 compared with the number of policies in force at September 30, 2015.  In each of the Company’s business segments, new business generally has less of an impact on underwriting profitability than renewal business, given the volume of new business relative to renewal business.  However, in periods of meaningful increases in new business, despite its positive impact on underwriting gains over time, the impact of a higher mix of new business versus renewal business may negatively impact the combined ratio in the short-term.

In recent years, the federal government, particularly the Federal Reserve, has taken extraordinary steps to stabilize financial markets, encourage economic growth and keep interest rates low.  During this time, the United States has experienced a slow rate of growth that has shown some signs of improvement in recent periods.  Even if economic growth continues in the United States, or other regions in which the Company does business, it may be at a slow or slower rate for an extended period of time.  Further, general uncertainty regarding a variety of domestic and international matters, such as the U.S. Federal budget and taxes, implementation of the Affordable Care Act, the regulatory environment, geopolitical instability and economic uncertainty in various parts of the world, rapid changes in commodity prices, such as recent changes in oil prices, and fluctuations in foreign currency exchange rates has added to the uncertainty regarding economic conditions generally.  If economic conditions deteriorate, the resulting low levels of economic activity could impact exposure changes at renewal and the Company’s ability to write business at acceptable rates.  Additionally, low levels of economic activity could adversely impact audit premium adjustments, policy endorsements and mid-term cancellations after policies are written.   All of the foregoing, in turn, could adversely impact net written premiums during the remainder of 2015 and into 2016, and because earned premiums are a function of net written premiums, earned premiums could be adversely impacted during the remainder of 2015 and into 2016.

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

In Business and International Insurance, the Company expects underlying underwriting margins during the remainder of 2015, in light of actual experience in this segment in the same period of 2014, will be modestly higher, reflecting more normalized levels of non-catastrophe weather-related losses and what the Company defines as large losses.  The Company expects underlying underwriting margins into 2016 will be broadly consistent with those in the same period of 2015.

In Bond & Specialty Insurance, the Company expects underlying underwriting margins in the remainder of 2015 will be higher than in the same period of 2014, and underlying underwriting margins into 2016 will be broadly consistent with those in the same period of 2015.

In Personal Insurance, the Company expects underlying underwriting margins in the remainder of 2015 and into 2016 will be lower than in the same periods of 2014 and 2015.  In Agency Automobile, the Company expects underlying underwriting margins in the remainder of 2015, in light of actual experience in this segment in the same period of 2014, will be lower, reflecting more normalized levels of loss activity, and underlying underwriting margins into 2016 will be broadly consistent with the same period of 2015.  In Agency Homeowners and Other, the Company expects underlying underwriting margins in the remainder of 2015 and into 2016, in light of actual experience in this segment in the same periods of 2014 and 2015, will be lower, reflecting more normalized levels of loss activity, including levels of non-catastrophe weather-related losses.  Also in Personal Insurance, the Company’s direct to consumer initiative, the distribution channel that the Company launched in 2009, while intended to enhance the Company’s long-term ability to compete successfully in a consumer-driven marketplace, is expected to remain modest with respect to premium volume and remain unprofitable for a number of years as this book of business grows and matures.

Consolidation within the insurance industry, including among insurance companies, reinsurance companies and brokers and independent insurance agencies, could alter the competitive environment in which the Company operates, positively or negatively, which may impact the Company’s premium volume, the rate it can charge for its products, and the terms on which its products are offered.

Investment Portfolio.  The Company expects to continue to focus its investment strategy on maintaining a high-quality investment portfolio and a relatively short average effective duration.  The average effective duration of fixed maturities and short-term securities was 4.0 (4.3 excluding short-term securities) at September 30, 2015.  From time to time, the Company enters into short positions in U.S. Treasury futures contracts to manage the duration of its fixed maturity portfolio.  At September 30, 2015, the Company had $450 million notional value of open U.S. Treasury futures contracts.  The Company continually evaluates its investment alternatives and mix.  Currently, the majority of the Company’s investments are comprised of a widely diversified portfolio of high-quality, liquid, taxable U.S. government, tax-exempt U.S. municipal and taxable corporate and U.S. agency mortgage-backed bonds.

The Company also invests much smaller amounts in equity securities, real estate, private equity limited partnerships, hedge funds, and real estate partnerships and joint ventures.  These investment classes have the potential for higher returns but also the potential for higher degrees of risk, including less stable rates of return and less liquidity.

Net investment income is a material contributor to the Company’s results of operations.  Interest rates remain at very low levels by historical standards.  Based on the current interest rate environment, the Company estimates that the impacts of lower reinvestment yields and a lower level of fixed maturity investments could, for the fourth quarter of 2015 and into 2016, result in approximately $25 million to $30 million of lower after-tax net investment income from that portfolio on a quarterly basis as compared to the corresponding periods of 2014 and 2015.  Given recent general economic and investment market conditions, the Company expects investment income from the non-fixed maturity portfolio during the remainder of 2015 and into 2016 will be comparable to the same periods of 2014 and 2015.  If general economic conditions and/or investment market conditions deteriorate during the remainder of 2015 and into 2016, the Company could also experience a further reduction in net investment income and/or significant realized investment losses, including impairments.

The Company had a net pretax unrealized investment gain of $1.98 billion ($1.30 billion after-tax) in its fixed maturity investment portfolio at September 30, 2015.  While the Company does not attempt to predict future interest rate movements, a rising interest rate environment would reduce the market value of fixed maturity investments and, therefore, reduce shareholders’ equity, and a declining interest rate environment would have the opposite effects.

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

Holding Company Liquidity.  TRV’s liquidity requirements primarily include shareholder dividends, debt servicing, common share repurchases and, from time to time, contributions to its qualified domestic pension plan.  At September 30, 2015, TRV held total cash and short-term invested assets in the United States aggregating $2.04 billion and having a weighted average maturity of 71 days.  Included in the total at September 30, 2015 were net proceeds of $392 million from the Company’s issuance of $400 million aggregate principal amount of 4.30% senior notes in August 2015.  The Company intends to use the net proceeds from this issuance, along with funds generated internally, to retire the $400 million of maturing debt in December 2015 as described below.  It is the opinion of the Company’s management that these assets are sufficient to meet TRV’s current liquidity requirements and are in excess of TRV’s minimum target level, which comprises TRV’s estimated annual pretax interest expense and common shareholder dividends, and currently totals approximately $1.1 billion.

TRV is not dependent on dividends or other forms of repatriation from its foreign operations to support its liquidity needs.  U.S. income taxes have not been recognized on substantially all of the Company’s foreign operations’ undistributed earnings as of September 30, 2015, as such earnings are intended to be permanently reinvested in those operations.  Furthermore, taxes paid to foreign governments on these earnings may be used as credits against the U.S. tax on dividend distributions if such earnings were to be distributed to the holding company.  The amount of undistributed earnings from foreign operations and related taxes on those undistributed earnings were not material to the Company’s financial position or liquidity at September 30, 2015.

TRV has a shelf registration statement with the Securities and Exchange Commission which permits it to issue securities from time to time.  TRV also has a $1.0 billion line of credit facility with a syndicate of financial institutions that expires in June 2018.  This line of credit also supports TRV’s $800 million commercial paper program, of which $100 million was outstanding at September 30, 2015.  TRV is not reliant on its commercial paper program to meet its operating cash flow needs.

The Company utilized uncollateralized letters of credit issued by major banks with an aggregate limit of approximately $118 million, to provide a portion of the capital needed to support its obligations at Lloyd’s at September 30, 2015.  If uncollateralized letters of credit are not available at a reasonable price or at all in the future, the Company can collateralize these letters of credit or may have to seek alternative means of supporting its obligations at Lloyd’s, which could include utilizing holding company funds on hand.

On December 1, 2015, the Company’s $400 million, 5.50% senior notes will mature.  The Company intends to fund this maturity as described above.  On June 20, 2016, the Company’s $400 million, 6.25% senior notes will mature.  The Company may refinance this maturing debt through funds generated internally or, depending on market conditions, through funds generated externally.

Operating Activities

Net cash flows provided by operating activities in the first nine months of 2015 and 2014 were $2.67 billion and $3.17 billion, respectively.  Cash flows in the first nine months of 2015 reflected a higher level of losses and loss adjustment expenses paid as a result of the Company’s $579 million payment in the first quarter of 2015 related to the settlement of the Asbestos Direct Action Litigation as described in more detail in note 12 of notes to the unaudited consolidated financial statements herein.

Investing Activities

Net cash flows used in investing activities in the first nine months of 2015 and 2014 were $491 million and $402 million, respectively.  The Company’s consolidated total investments at September 30, 2015 decreased by $1.20 billion, or 2% from year-end 2014, primarily reflecting a decrease in the unrealized appreciation of investments, common share repurchases, the impact of changes in foreign currency exchange rates and dividends paid to shareholders, partially offset by net cash flows provided by operating activities and the proceeds from the Company’s issuance of debt in August 2015 as described above.

Financing Activities

Net cash flows used in financing activities in the first nine months of 2015 and 2014 were $2.20 billion and $2.69 billion, respectively.  The totals in both periods primarily reflected common share repurchases and dividends to shareholders, partially offset by the proceeds from employee stock option exercises.  In addition, net cash flows used in financing activities in the first nine months of 2015 were partially offset by the proceeds from the issuance of debt in August 2015 as described above.

Dividends.  Dividends paid to shareholders were $557 million and $549 million in the first nine months of 2015 and 2014, respectively.  The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial position, earnings, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints and other factors as the board of directors deems relevant.  Dividends will be paid by the Company only if declared by its board of directors out of funds legally available, subject to any other restrictions that may be applicable to the Company.  On October 20, 2015, the Company announced that it declared a regular quarterly dividend of $0.61 per share, payable December 31, 2015, to shareholders of record on December 10, 2015.

Share Repurchase Authorization.  The Company’s board of directors has approved common share repurchase authorizations under which repurchases may be made from time to time in the open market, pursuant to pre-set trading plans meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, in private transactions or otherwise.  The authorizations do not have a stated expiration date.  The timing and actual number of shares to be repurchased in the future will depend on a variety of factors, including the Company’s financial position, earnings, share price, catastrophe losses, maintaining capital levels commensurate with the Company’s desired ratings from independent rating agencies, funding of the Company’s qualified pension plan, capital requirements of the Company’s operating subsidiaries, legal requirements, regulatory constraints, other investment opportunities (including mergers and acquisitions and related financings), market conditions and other factors.  During the three months and nine months ended September 30, 2015, the Company repurchased 7.3 million and 20.8 million shares, respectively, under its share repurchase authorization, for a total cost of $750 million and $2.15 billion, respectively.  The average cost per share repurchased was $102.81 and $103.48, respectively. At September 30, 2015, the Company had $4.33 billion of capacity remaining under the share repurchase authorization.

Capital Structure.  The following table summarizes the components of the Company’s capital structure at September 30, 2015 and December 31, 2014.

(in millions)	September 30, 2015	December 31, 2014
Debt:
Short-term	$900	$500
Long-term	5,861	5,861
Net unamortized fair value adjustments and debt issuance costs	(18)	(12)

Total debt	6,743	6,349

Shareholders’ equity:
Common stock and retained earnings, less treasury stock	24,001	23,956
Accumulated other comprehensive income	32	880

Total shareholders’ equity	24,033	24,836

Total capitalization	$30,776	$31,185

The following table provides a reconciliation of total capitalization excluding net unrealized gain on investments to total capitalization presented in the foregoing table.

(dollars in millions)	September 30, 2015	December 31, 2014

Total capitalization excluding net unrealized gain on investments	$29,362	$29,219
Net unrealized gain on investments, net of taxes	1,414	1,966

Total capitalization	$30,776	$31,185

Debt-to-total capital ratio	21.9%	20.4%

Debt-to-total capital ratio excluding net unrealized gain on investments	23.0%	21.7%

The debt-to-total capital ratio excluding net unrealized gain on investments is calculated by dividing (a) debt by (b) total capitalization excluding net unrealized gains and losses on investments, net of taxes.  Net unrealized gains and losses on investments can be significantly impacted by both interest rate movements and other economic factors.  Accordingly, in the opinion of the Company’s management, the debt-to-total capital ratio calculated on this basis provides another useful metric for investors to understand the Company’s financial leverage position.  The Company’s ratio of debt-to-total capital (excluding after-tax net unrealized investment gains) of 23.0% at September 30, 2015 was within the Company’s target range of 15% to 25%.

RATINGS

Ratings are an important factor in assessing the Company’s competitive position in the insurance industry.  The Company receives ratings from the following major rating agencies: A.M. Best Company (A.M. Best), Fitch Ratings (Fitch), Moody’s Investors Service (Moody’s) and Standard & Poor’s (S&P).  The following rating agency actions were taken with respect to the Company since July 21, 2015, the date on which the Company’s Form 10-Q for the quarter ended June 30, 2015 was filed with the Securities and Exchange Commission.  For additional discussion of ratings, see “Part I—Item 1—Business—Ratings” in the Company’s 2014 Annual Report.

•                  On August 28, 2015, Fitch affirmed all ratings of the Company.  The outlook for all ratings is stable.

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

Claims and Claim Adjustment Expense Reserves

The table below displays the Company’s gross claims and claim adjustment expense reserves by product line.  Additional liabilities may arise for amounts in excess of the current related reserves.  In addition, the Company’s estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, cannot now be reasonably estimated and could result in income statement charges that could be material to the Company’s operating results in future periods. In particular, a portion of the Company’s gross claims and claim adjustment expense reserves (totaling $2.48 billion at September 30, 2015) are for asbestos and environmental claims and related litigation. While the ongoing review of asbestos and environmental claims and associated liabilities considers the inconsistencies of court decisions as to coverage, plaintiffs’ expanded theories of liability and the risks inherent in complex litigation and other uncertainties, in the opinion of the Company’s management, it is possible that the outcome of the continued uncertainties regarding these claims could result in liability in future periods that differs from current reserves by an amount that could be material to the Company’s future operating results. See the preceding discussion of “Asbestos Claims and Litigation” and “Environmental Claims and Litigation.”

Gross claims and claim adjustment expense reserves by product line were as follows:

	September 30, 2015			December 31, 2014
(in millions)	Case	IBNR	Total	Case	IBNR	Total
General liability	$5,044	$7,941	$12,985	$5,886	$7,826	$13,712
Commercial property	695	500	1,195	795	496	1,291
Commercial multi-peril	1,914	1,766	3,680	1,849	1,819	3,668
Commercial automobile	2,056	1,249	3,305	2,094	1,249	3,343
Workers’ compensation	10,286	8,392	18,678	10,067	8,191	18,258
Fidelity and surety	204	542	746	233	573	806
Personal automobile	1,714	829	2,543	1,737	848	2,585
Homeowners and personal—other	605	420	1,025	578	525	1,103
International and other	2,795	1,620	4,415	3,254	1,804	5,058

Property-casualty	25,313	23,259	48,572	26,493	23,331	49,824
Accident and health	24	—	24	26	—	26

Claims and claim adjustment expense reserves	$25,337	$23,259	$48,596	$26,519	$23,331	$49,850

The $1.25 billion decrease in gross claims and claim adjustment expense reserves since December 31, 2014 primarily reflected the impact of (i) payments related to operations in runoff, including a $579 million payment related to the settlement of the Asbestos Direct Action Litigation as described in more detail in note 12 of notes to the unaudited consolidated financial statements herein, (ii) net favorable prior year reserve development and (iii) changes in foreign currency exchange rates.

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

FORWARD-LOOKING STATEMENTS

This report contains, and management may make, certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, may be forward-looking statements.  Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. Specifically, statements about the Company’s outlook, share repurchase plans, potential margins, potential returns, future pension plan contributions and the potential impact of investment markets and other economic conditions on the Company’s investment portfolio and underwriting results, among others, are forward looking, and the Company may also make forward-looking statements about, among other things:

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

•                  catastrophe losses;

•                  the impact of investment, economic (including rapid changes in commodity prices, such as a significant decline in oil and gas prices, as well as fluctuations in foreign currency exchange rates) and underwriting market conditions; and

•                  strategic initiatives to improve profitability and competitiveness.

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

•                  during or following a period of financial market disruption, economic downturn, or prolonged period of slow economic growth, the Company’s business could be materially and adversely affected;

•                  if actual claims exceed the Company’s claims and claim adjustment expense reserves, or if changes in the estimated level of claims and claim adjustment expense reserves are necessary, the Company’s financial results could be materially and adversely affected;

•                  the Company’s investment portfolio may suffer reduced or low returns or material realized or unrealized losses;

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

•                  the intense competition that the Company faces could harm its ability to maintain or increase its business volume and its profitability;

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

•                  the Company is exposed to credit risk in certain of its business operations, including reinsurance or structured settlements and investment operations;

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

•                  a downgrade in the Company’s claims-paying and financial strength ratings could adversely impact the Company’s business volume, adversely impact the Company’s ability to access the capital markets and increase the Company’s borrowing costs;

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

•                  if the Company experiences difficulties with technology, data and network security, including as a result of cyber-attacks, and/or outsourcing relationships, including cloud-based, the Company’s ability to conduct its business could be negatively impacted;

•                  the Company is subject to a number of risks associated with its business outside the United States, including foreign currency exchange fluctuations and restrictive regulations;

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

In addition, there was no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases by the Company of its common stock during the periods indicated.

ISSUER PURCHASES OF EQUITY SECURITIES

Period Beginning	Period Ending	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)
July 1, 2015	July 31, 2015	984,649	$105.81	983,661	$4,980
August 1, 2015	August 31, 2015	4,034,161	$104.01	4,033,184	$4,560
Sept. 1, 2015	Sept. 30, 2015	2,282,095	$99.40	2,278,292	$4,334
Total		7,300,905	$102.81	7,295,137	$4,334

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

The Company acquired 5,768 shares for a total cost of approximately $0.6 million during the three months ended September 30, 2015 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards and shares used by employees to cover the exercise price of certain stock options that were exercised.

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

As of the date of this report, Jay S. Fishman, Chairman and Chief Executive Officer, and Alan D. Schnitzer, Vice Chairman and Chief Executive Officer, Business and International Insurance, were the only “named executive officers” (i.e., an executive officer named in the compensation disclosures in the Company’s most recent proxy statement) that have entered into Rule 10b5-1 trading plans that remain in effect.  The trading plans extend from approximately one to six months from the date of this report.  Under the Company’s stock ownership guidelines, Mr. Fishman has a target ownership level established as the lesser of 150,000 shares or the equivalent value of 500% of base salary, and Mr. Schnitzer has a target ownership level established as the lesser of 30,000 shares or the equivalent value of 300% of base salary (as such amount is calculated for purposes of the stock ownership guidelines).

Item 6.   EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Travelers Companies, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TRAVELERS COMPANIES, INC.
(Registrant)

Date: October 20, 2015	By	/S/ KENNETH F. SPENCE III
Kenneth F. Spence III
Executive Vice President and General Counsel
(Authorized Signatory)

Date: October 20, 2015	By	/S/ DOUGLAS K. RUSSELL
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

10.1†	Letter regarding Amended and Restated Employment Agreement between the Company and Jay S. Fishman, dated August 4, 2015.

10.2†	Letter Agreement between Alan D. Schnitzer and the Company, dated August 4, 2015.

10.3†	Time Sharing Agreement, dated September 2, 2015, by and between the Company and Alan D. Schnitzer.

12.1†	Statement regarding the computation of the ratio of earnings to fixed charges.

31.1†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Jay S. Fishman, Chairman and Chief Executive Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Jay S. Benet, Vice Chairman and Chief Financial Officer of the Company, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1†

The following financial information from The Travelers Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Statement of Income for the three months and nine months ended September 30, 2015 and 2014; (ii) Consolidated Statement of Comprehensive Income for the three months and nine months ended September 30, 2015 and 2014; (iii) Consolidated Balance Sheet at September 30, 2015 and December 31, 2014; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014; (v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

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